Form 10-Q
period 2015-09-30
Federal Home Loan Bank of Des Moines
filed 2015-11-10
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2015
Class B Stock, par value $100	41,897,735

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in thousands, except capital stock par value)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$765,478	$495,197
Interest-bearing deposits	1,943	1,942
Securities purchased under agreements to resell	5,000,000	5,091,000
Federal funds sold	2,180,000	1,860,000
Investment securities
Trading securities (Note 4)	2,572,725	2,530,490
Available-for-sale securities (Note 5)	21,755,407	12,383,792
Held-to-maturity securities (fair value of $6,485,530 and $1,299,048) (Note 6)	6,400,683	1,211,460
Total investment securities	30,728,815	16,125,742
Advances (includes $7,981 and $0 at fair value under the fair value option) (Note 8)	74,484,088	65,168,274
Mortgage loans held for portfolio, net
Mortgage loans held for portfolio (Note 9)	6,879,410	6,567,369
Allowance for credit losses on mortgage loans (Note 10)	(1,252)	(4,900)
Total mortgage loans held for portfolio, net	6,878,158	6,562,469
Accrued interest receivable	130,590	84,440
Premises, software, and equipment, net	22,485	18,794
Derivative assets, net (Note 11)	116,251	80,112
Other assets	52,514	35,975
TOTAL ASSETS	$120,360,322	$95,523,945
LIABILITIES
Deposits
Interest-bearing	$936,265	$417,348
Non-interest-bearing	69,735	95,210
Total deposits	1,006,000	512,558
Consolidated obligations (Note 12)
Discount notes (includes $1,999,966 and $0 at fair value under the fair value option)	77,246,870	57,772,890
Bonds (includes $1,581,583 and $0 at fair value under the fair value option)	36,488,058	32,362,110
Total consolidated obligations	113,734,928	90,135,000
Mandatorily redeemable capital stock (Note 13)	105,916	24,367
Accrued interest payable	148,830	89,509
Affordable Housing Program payable	60,727	41,232
Derivative liabilities, net (Note 11)	127,750	76,632
Other liabilities	57,849	332,499
TOTAL LIABILITIES	115,242,000	91,211,797
Commitments and contingencies (Note 15)
CAPITAL (Note 13)
Capital stock - Class B putable ($100 par value); 41,260 and 34,685 issued and outstanding shares	4,126,027	3,468,503
Additional capital from merger	220,581	—
Retained earnings
Unrestricted	675,255	645,434
Restricted	95,050	74,989
Total retained earnings	770,305	720,423
Accumulated other comprehensive income	1,409	123,222
TOTAL CAPITAL	5,118,322	4,312,148
TOTAL LIABILITIES AND CAPITAL	$120,360,322	$95,523,945

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
INTEREST INCOME
Advances	$80,371	$59,662	$209,628	$166,525
Prepayment fees on advances, net	283	(401)	9,323	2,983
Interest-bearing deposits	160	65	418	174
Securities purchased under agreements to resell	1,674	1,251	4,329	2,868
Federal funds sold	1,333	737	3,620	1,533
Trading securities	9,353	8,231	26,997	24,714
Available-for-sale securities	48,072	27,531	115,369	74,790
Held-to-maturity securities	18,916	10,253	39,563	33,892
Mortgage loans held for portfolio	62,789	60,584	182,369	184,167
Total interest income	222,951	167,913	591,616	491,646
INTEREST EXPENSE
Consolidated obligations - Discount notes	22,928	12,314	52,628	31,705
Consolidated obligations - Bonds	111,511	91,607	301,636	283,102
Deposits	92	13	146	55
Borrowings from other FHLBanks	—	—	1	1
Mandatorily redeemable capital stock	982	43	1,614	134
Total interest expense	135,513	103,977	356,025	314,997
NET INTEREST INCOME	87,438	63,936	235,591	176,649
Provision (reversal) for credit losses on mortgage loans	469	(1,412)	1,367	(1,746)
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	86,969	65,348	234,224	178,395
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	16,814	641	8,588	47,175
Net gains (losses) from sale of available-for-sale securities	—	—	—	826
Net gains (losses) from sale of held-to-maturity securities	—	6,404	—	8,887
Net gains (losses) on financial instruments held at fair value	461	—	71	2
Net gains (losses) on derivatives and hedging activities	(43,602)	(16,833)	(38,767)	(78,793)
Net gains (losses) on extinguishment of debt	—	(9,915)	—	(12,651)
Gains on litigation settlements, net	12,500	—	12,500	—
Other, net	2,070	1,645	2,942	5,289
Total other income (loss)	(11,757)	(18,058)	(14,666)	(29,265)
OTHER EXPENSE
Compensation and benefits	12,439	8,663	33,939	24,267
Contractual services	3,830	1,136	8,454	4,995
Professional fees	4,531	1,090	6,436	2,767
Merger related expenses	2,767	732	38,119	732
Other operating expenses	4,178	2,325	10,111	6,895
Federal Housing Finance Agency	1,930	720	5,030	2,377
Office of Finance	1,372	1,036	3,758	2,797
Other, net	797	2,049	2,083	3,633
Total other expense	31,844	17,751	107,930	48,463
NET INCOME BEFORE ASSESSMENTS	43,368	29,539	111,628	100,667
Affordable Housing Program assessments	4,434	2,959	11,324	10,081
NET INCOME	$38,934	$26,580	$100,304	$90,586

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$38,934	$26,580	$100,304	$90,586
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities
Unrealized gains (losses)	(119,929)	17,531	(122,289)	65,190
Reclassification of realized net gains included in net income	—	—	—	(826)
Total net unrealized gains (losses) on available-for-sale securities	(119,929)	17,531	(122,289)	64,364
Pension and postretirement benefits	92	98	476	187
Total other comprehensive income (loss)	(119,837)	17,629	(121,813)	64,551
TOTAL COMPREHENSIVE INCOME (LOSS)	$(80,903)	$44,209	$(21,509)	$155,137

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in thousands)
(Unaudited)

	Capital Stock Class A (putable)		Capital Stock Class B (putable)		Total Capital Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value
BALANCE, DECEMBER 31, 2013	—	$—	26,916	$2,691,568	26,916	$2,691,568
Proceeds from issuance of capital stock	—	—	20,293	2,029,303	20,293	2,029,303
Repurchases/redemptions of capital stock	—	—	(12,607)	(1,260,698)	(12,607)	(1,260,698)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	(45)	(4,444)	(45)	(4,444)
Comprehensive income (loss)	—	—	—	—	—	—
Cash dividends on capital stock	—	—	—	—	—	—
BALANCE, SEPTEMBER 30, 2014	—	$—	34,557	$3,455,729	34,557	$3,455,729

BALANCE, DECEMBER 31, 2014	—	$—	34,685	$3,468,503	34,685	$3,468,503
Proceeds from issuance of capital stock	—	—	22,345	2,234,472	22,345	2,234,472
Capital stock issued from merger	313	31,340	8,631	863,055	8,944	894,395
Repurchases/redemptions of capital stock	(313)	(31,340)	(25,152)	(2,515,136)	(25,465)	(2,546,476)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	751	75,133	751	75,133
Additional capital from merger	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	—	—	—
Cash dividends on capital stock	—	—	—	—	—	—
BALANCE, SEPTEMBER 30, 2015	—	$—	41,260	$4,126,027	41,260	$4,126,027

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL (continued from previous page)
(dollars and shares in thousands)
(Unaudited)

	Additional Capital from Merger	Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
		Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2013	$—	$627,473	$50,782	$678,255	$87,044	$3,456,867
Proceeds from issuance of capital stock	—	—	—	—	—	2,029,303
Repurchases/redemptions of capital stock	—	—	—	—	—	(1,260,698)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	—	(4,444)
Comprehensive income (loss)	—	72,468	18,118	90,586	64,551	155,137
Cash dividends on capital stock	—	(56,635)	—	(56,635)	—	(56,635)
BALANCE, SEPTEMBER 30, 2014	$—	$643,306	$68,900	$712,206	$151,595	$4,319,530

BALANCE, DECEMBER 31, 2014	$—	$645,434	$74,989	$720,423	$123,222	$4,312,148
Proceeds from issuance of capital stock	—	—	—	—	—	2,234,472
Capital stock issued from merger	—	—	—	—	—	894,395
Repurchases/redemptions of capital stock	—	—	—	—	—	(2,546,476)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	—	75,133
Additional capital from merger	246,462	—	—	—	—	246,462
Comprehensive income (loss)	—	80,243	20,061	100,304	(121,813)	(21,509)
Cash dividends on capital stock	(25,881)	(50,422)	—	(50,422)	—	(76,303)
BALANCE, SEPTEMBER 30, 2015	$220,581	$675,255	$95,050	$770,305	$1,409	$5,118,322

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$100,304	$90,586
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	25,243	10,742
Net (gains) losses on trading securities	(8,588)	(47,175)
Net (gains) losses from sale of available-for-sale securities	—	(826)
Net (gains) losses from sale of held-to-maturity securities	—	(8,887)
Net (gains) losses on financial instruments held at fair value	(71)	(2)
Net change in derivatives and hedging activities	(611)	58,227
Net (gains) losses on extinguishment of debt	—	12,651
Other adjustments	1,199	(4,226)
Net change in:
Accrued interest receivable	(10,074)	(16,124)
Other assets	(3,574)	2,882
Accrued interest payable	20,914	20,748
Other liabilities	(9,479)	4,605
Total adjustments	14,959	32,615
Net cash provided by (used in) operating activities	115,263	123,201
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(155,471)	(50,079)
Securities purchased under agreements to resell	91,000	6,140,000
Federal funds sold	(320,000)	(1,435,000)
Premises, software, and equipment	(5,402)	(2,645)
Cash transferred for merger	2,341,201	—
Trading securities
Proceeds from maturities of long-term	519,126	18,800
Available-for-sale securities
Proceeds from sales and maturities of long-term	1,316,663	905,699
Purchases of long-term	(1,108,162)	(3,749,223)
Held-to-maturity securities
Proceeds from sales and maturities of long-term	723,795	460,307
Purchases of long-term	(88,805)	—
Advances
Principal collected	88,353,644	66,484,479
Originated	(88,454,466)	(85,144,126)
Mortgage loans held for portfolio
Principal collected	930,807	657,185
Originated or purchased	(652,282)	(635,972)
Proceeds from sales of foreclosed assets	10,254	12,498
Net cash provided by (used in) investing activities	3,501,902	(16,338,077)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
FINANCING ACTIVITIES
Net change in deposits	122,728	(297,163)
Net payments on derivative contracts with financing elements	(5,872)	(6,022)
Net proceeds from issuance of consolidated obligations
Discount notes	198,088,318	159,080,542
Bonds	15,564,414	21,536,831
Payments for maturing and retiring consolidated obligations
Discount notes	(191,073,337)	(134,416,372)
Bonds	(25,086,683)	(21,360,910)
Proceeds from issuance of capital stock	2,234,472	2,029,303
Payments for repurchases/redemptions of capital stock	(2,546,476)	(1,260,698)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(568,145)	(4,763)
Cash dividends paid	(76,303)	(56,635)
Net cash provided by (used in) financing activities	(3,346,884)	25,244,113
Net increase (decrease) in cash and due from banks	270,281	9,029,237
Cash and due from banks at beginning of the period	495,197	448,278
Cash and due from banks at end of the period	$765,478	$9,477,515

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$798,304	$602,319
Affordable Housing Program payments	8,957	6,369
Non-Cash Transactions:
Capitalized interest on reverse mortgage securities	11,430	2,583
Mortgage loan charge-offs	5,421	654
Transfers of mortgage loans to real estate owned	6,463	7,221
Capital stock issued from merger	894,395	—
Assets acquired (liabilities assumed) from merger:
Interest-bearing deposits	202	—
Trading securities	550,473	—
Available-for-sale securities	9,825,223	—
Held-to-maturity securities	5,829,043	—
Advances	9,190,741	—
Mortgage loans held for portfolio	614,829	—
Accrued interest receivable	47,570	—
Premises, software, and equipment	3,239	—
Derivative assets	39,777	—
Other assets	22,412	—
Deposits	(370,814)	—
Consolidated obligation discount notes	(12,448,960)	—
Consolidated obligation bonds	(13,613,400)	—
Mandatorily redeemable capital stock	(724,827)	—
Accrued interest payable	(38,198)	—
Affordable Housing Program payable	(17,128)	—
Derivative liabilities	(74,110)	—
Other liabilities	(36,415)	—

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

The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by enhancing the availability of funds for residential mortgages and targeted community development. The Bank provides a readily available source of funding to its member institutions and eligible housing associates. Commercial banks, thrifts, credit unions, insurance companies, and community development financial institutions (CDFIs) may apply for membership. State and local housing associates that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not permitted to hold capital stock.

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

RECLASSIFICATIONS

Certain amounts in the Bank's 2014 financial statements and footnotes have been reclassified to conform to the presentation for the three and nine months ended September 30, 2015.

REVISIONS TO SECOND QUARTER 2015 FINANCIAL STATEMENTS

 During the third quarter of 2015, the Bank identified certain immaterial errors in its previously issued financial statements and footnotes for the three and six months ended June 30, 2015. These errors related to hedge ineffectiveness calculations on swapped available-for-sale (AFS) investments acquired from the Seattle Bank. The errors caused the amortized cost of AFS securities to be understated by $6.4 million at June 30, 2015; however, the total fair value for these investments recorded in the Bank’s Statements of Condition was accurate. The errors also caused “net gains (losses) on derivatives and hedging activities” reported in “other income (loss)” to be understated by $6.4 million for the three and six months ended June 30, 2015 and “net income” to be understated by $5.7 million net of the Affordable Housing Program assessment for these same periods in the Bank’s second quarter 2015 Statements of Income. Additional financial statement lines in the Bank’s Statements of Condition, Statements of Income, Statements of Comprehensive Income, Statements of Capital, Statements of Cash Flows, and footnotes were also impacted by these errors. The financial statement lines impacted are summarized in the following table.

Management has determined after evaluating the quantitative and qualitative aspects of these corrections that the previously issued financial statements and footnotes were not materially misstated. The Bank has chosen to revise the information for the three and six months ended June 30, 2015 in this third quarter 2015 Form 10-Q filing. Accordingly, where presented, the June 30, 2015 balance sheet data has been revised for these errors. In addition, the impact of the revision is reflected in the Bank’s Statements of Income, Statements of Comprehensive Income, Statements of Capital, Statements of Cash Flows, and footnotes, where shown, for the nine months ended September 30, 2015.

The following table summarizes the financial statement lines impacted by this error for the period ending June 30, 2015 (dollars in thousands):

Line Item	As Previously Reported	Adjustment	As Revised
Statement of Condition as of June 30, 2015
Affordable Housing Program Payable	$60,029	$637	$60,666
Total Liabilities	113,773,299	637	113,773,936
Unrestricted Retained Earnings	639,526	4,582	644,108
Restricted Retained Earnings	86,117	1,146	87,263
Total Retained Earnings	725,643	5,728	731,371
Accumulated Other Comprehensive Income	127,611	(6,365)	121,246
Total Capital	4,984,403	(637)	4,983,766

Statement of Income for the Three Months Ended June 30, 2015
Net Gains (Losses) on Derivatives and Hedging Activities	29,381	6,365	35,746
Total Other Income	187	6,365	6,552
Net Income Before Assessments	23,423	6,365	29,788
Affordable Housing Program Assessments	2,388	637	3,025
Net Income	21,035	5,728	26,763

Statement of Income for the Six Months Ended June 30, 2015
Net Gains (Losses) on Derivatives and Hedging Activities	(1,530)	6,365	4,835
Total Other Income	(9,274)	6,365	(2,909)
Net Income Before Assessments	61,895	6,365	68,260
Affordable Housing Program Assessments	6,253	637	6,890
Net Income	55,642	5,728	61,370

Statement of Comprehensive Income for the Three Months Ended June 30, 2015
Net Income	21,035	5,728	26,763
Net Unrealized Gains (Losses) on Available-For-Sale Securities	(2,831)	(6,365)	(9,196)
Total Net Unrealized Gains (Losses) on Available-For-Sale Securities	(2,831)	(6,365)	(9,196)
Total Other Comprehensive Income	(2,639)	(6,365)	(9,004)
Total Comprehensive Income	18,396	(637)	17,759

Statement of Comprehensive Income for the Six Months Ended June 30, 2015
Net Income	55,642	5,728	61,370
Net Unrealized Gains (Losses) on Available-For-Sale Securities	4,005	(6,365)	(2,360)
Total Net Unrealized Gains (Losses) on Available-For-Sale Securities	4,005	(6,365)	(2,360)
Total Other Comprehensive Income	4,389	(6,365)	(1,976)
Total Comprehensive Income	60,031	(637)	59,394

The following table summarizes the financial statement lines impacted by this error for the period ending June 30, 2015 (dollars in thousands) (continued):

Line Item	As Previously Reported	Adjustment	As Revised
Statement of Capital
For the Six Months Ended June 30, 2015
Comprehensive Income (Loss) - Unrestricted Retained Earnings	44,514	4,582	49,096
Comprehensive Income (Loss) - Restricted Retained Earnings	11,128	1,146	12,274
Comprehensive Income (Loss) - Total Retained Earnings	55,642	5,728	61,370
Comprehensive Income (Loss) - Total Accumulated Other Comprehensive Income	4,389	(6,365)	(1,976)
Comprehensive Income (Loss) - Total	60,031	(637)	59,394
As of June 30, 2015
Unrestricted Retained Earnings	639,526	4,582	644,108
Restricted Retained Earnings	86,117	1,146	87,263
Total Retained Earnings	725,643	5,728	731,371
Accumulated Other Comprehensive Income	127,611	(6,365)	121,246
Total Capital	4,984,403	(637)	4,983,766

Statement of Cash Flows for the Six Months Ended June 30, 2015
Net Income	55,642	5,728	61,370
Net Change in Derivatives and Hedging Activities	(20,423)	(6,365)	(26,788)
Net Change in Other Liabilities	9,663	637	10,300
Total Operating Adjustments	11,902	(5,728)	6,174

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank's significant accounting policies during the nine months ended September 30, 2015. However, as a result of the Merger, the Bank revised its allowance for credit losses accounting policy to incorporate the credit loss protection on conventional mortgage loans acquired under the Mortgage Purchase Program (MPP). For additional information on changes to the Bank's allowance for credit losses accounting policy, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates”. In addition, the Bank established a significant accounting policy on business combinations.

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

Note 2 — Merger

Effective May 31, 2015, the Bank and the Seattle Bank, two mutual entities for accounting purposes, completed the previously announced merger pursuant to the Merger Agreement, dated September 25, 2014. Similar to the Bank, the Seattle Bank, a cooperative owned by its members, was one of the 12 district Federal Home Loan Banks and served the public by enhancing the availability of funds for residential mortgages and targeted community development. The Bank believes the Merger combines two complementary organizations with similar cultures that emphasized service to members, membership characteristics, and solid financial positions. At closing, the Seattle Bank merged with and into the Des Moines Bank, with the Des Moines Bank surviving the Merger as the continuing Bank. The first date of operations for the combined Bank was June 1, 2015.

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

The operations of the merged Seattle Bank have been included in the Bank's financial statements since June 1, 2015. However, the former Seattle Bank is not a separate reporting segment and the Bank does not separately account for the amounts of revenues, expenses, and net income of the former Seattle Bank. To do so would involve significant estimates of amounts, distinct segregation of operational and business practices inconsistent with the benefits of the Merger, and would require management to subjectively distinguish information about specific assets and liabilities transacted. As such, it is impracticable to determine such amounts for the period from June 1, 2015 through September 30, 2015.

PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma summary has been prepared by adjusting the Bank's historical data to give effect to the Merger as if it had occurred on January 1, 2014 (dollars in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Interest income	$707,218	$672,897
Net income	$109,955	$103,691

The unaudited pro forma financial information was prepared in accordance with the acquisition method of accounting for mutual entities under existing standards and is not necessarily indicative of the results of operations that would have occurred if the Merger had been completed on the date indicated, nor is it indicative of the future operating results of the Bank.

The unaudited pro forma results have been adjusted with respect to certain aspects of the Merger to reflect:

•	additional premium/discount amortization as well as depreciation expense that would have been recognized assuming fair value adjustments to the assets acquired and liabilities assumed;

•	inclusion of merger related expenses incurred by the Bank totaling $39.7 million in the pro forma nine months ended September 30, 2014; and

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

INTANGIBLES

On the merger date, the Bank recognized a customer relationship intangible asset through "Other assets" in the Statements of Condition and determined that amortization would be calculated on a straight-line basis using an estimated life of 20 years (with no residual value). The Bank will assess the customer relationship intangible asset for impairment on at least an annual basis. As of September 30, 2015, this intangible asset had a gross carrying value of $3.0 million and accumulated amortization of $49 thousand. Going forward, the Bank expects to recognize $148 thousand of amortization expense on an annual basis for the life of the intangible asset.

MERGER RELATED EXPENSES

The following table provides a summary of merger related expenses incurred during the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Compensation and benefits[1]	$1,368	$—	$28,433	$—
Contractual services and professional fees	1,280	725	7,949	725
Other merger related expenses	119	7	1,737	7
Total	$2,767	$732	$38,119	$732

1
Primarily includes expenses related to change in control, severance, and retention agreements. Also includes a $10.2 million discretionary contribution made to bring the Seattle qualified defined benefit pension plan to a similar funding status as the Des Moines qualified defined benefit pension plan during the nine months ended September 30, 2015.

CONTINGENCIES
As a result of the Merger, the Bank is currently involved in a number of legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairment of certain private-label mortgage-backed securities (the Private-Label MBS Litigation). Although the Seattle Bank sold all private-label MBS during the first quarter of 2015, the Bank continues to be involved in these proceedings. After consultation with legal counsel, other than the Private-Label MBS Litigation, the Bank does not believe any legal proceedings to which it is a party could have a material impact on its financial condition, results of operations, or cash flows.
Litigation settlement gains are considered realized and recorded when the Bank receives cash or assets that are readily convertible to known amounts of cash or claims to cash. In addition, litigation settlement gains are considered realizable and recorded when the Bank enters into a signed agreement that is not subject to appeal, where the counterparty has the ability to pay, and the amount to be received can be reasonably estimated. Prior to being realized or realizable, the Bank considers potential litigation settlement gains to be gain contingencies, and therefore they are not recorded in the Statements of Income.
The Bank records legal expenses related to litigation settlements as incurred in "other expenses" in the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are received, at which time these fees are netted against the gains received on the litigation settlement. During the three and nine months ended September 30, 2015, the Bank recognized $12.5 million in a gain on a litigation settlement.

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

ISSUED ACCOUNTING GUIDANCE

Simplifying the Accounting for Measurement-Period Adjustments

On September 25, 2015, the FASB issued guidance to simplify the accounting for measurement-period adjustments recognized in a business combination. This guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It also requires that the acquirer present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance becomes effective for the Bank for the interim and annual periods beginning January 1, 2016, and should be applied prospectively. This guidance is not expected to affect the Bank’s financial condition, results of operations, or cash flows.

Cloud Computing Arrangements

On April 15, 2015, the FASB issued amendments to clarify a customer's accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers on determining whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software. If the arrangement does not contain a software license, it would be accounted for as a service contract. This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2016, and early adoption is permitted. The Bank can elect to adopt the amendments either (i) prospectively to all arrangements entered into or materially modified after the effective date or (ii) retrospectively. This guidance is not expected to affect the Bank’s financial condition, results of operations, or cash flows.

Simplifying the Presentation of Debt Issuance Costs

On April 7, 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented on the statement of condition as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2016, and early adoption is permitted for financial statements that have not been previously issued. The guidance is required to be applied on a retrospective basis to each individual period presented on the statement of condition. The adoption of this guidance will result in a reclassification of unamortized debt issuance costs from other assets to consolidated obligations on the Bank's Statement of Condition. The Bank is in the process of evaluating this guidance and its effect on the Bank's financial condition, results of operations, or cash flows is not expected to be material.

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

This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2016, and early adoption is permitted, including adoption in an interim period. This guidance is not expected to affect the Bank’s financial condition, results of operations, or cash flows.

Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern

On August 27, 2014, the FASB issued guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or within one year after the financial statements are available to be issued, when applicable. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations for the assessed period. This guidance becomes effective for the Bank for the interim and annual periods beginning January 1, 2017, and early application is permitted. Management will be required to make the initial assessment required by this guidance as of December 31, 2016. This guidance is not expected to have an effect on the Bank's financial condition, results of operations, cash flows, or financial statement disclosures.

Revenue from Contracts with Customers

On May 28, 2014, the FASB issued guidance on revenue from contracts with customers. This guidance outlines a single comprehensive model for recognizing revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In addition, this guidance amends the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer. This guidance applies to all contracts with customers except those that are within the scope of certain other standards, such as financial instruments, certain guarantees, insurance contracts, and lease contracts. The guidance provides entities with the option of using either of the following adoption methods: a full retrospective method, retrospectively to each prior reporting period presented; or a modified retrospective method, retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. The Bank is in the process of evaluating this guidance and its effect on the Bank's financial condition, results of operations, or cash flows is not expected to be material.

On August 12, 2015, the FASB issued an amendment to defer the effective date of this guidance issued in May 2014 by one year. The guidance is effective for the Bank for interim and annual periods beginning on January 1, 2018. Early application is permitted only as of the interim and annual reporting periods beginning after December 15, 2016.

Note 4 — Trading Securities

MAJOR SECURITY TYPES

Trading securities were as follows (dollars in thousands):

	September 30, 2015	December 31, 2014
Non-mortgage-backed securities
Other U.S. obligations[1]	$244,936	$256,267
GSE obligations	1,579,725	1,531,811
Other[2]	281,177	280,215
Total non-mortgage-backed securities	2,105,838	2,068,293
Mortgage-backed securities
GSE multifamily	466,887	462,197
Total fair value	$2,572,725	$2,530,490

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Consists of taxable municipal bonds.

NET GAINS (LOSSES) ON TRADING SECURITIES

During the three and nine months ended September 30, 2015, the Bank recorded net holding gains of $16.8 million and $8.6 million on its trading securities compared to net holding gains of $0.7 million and $47.2 million for the same periods in 2014. The Bank did not sell any trading securities during the three and nine months ended September 30, 2015 and 2014.

Note 5 — Available-for-Sale Securities

MAJOR SECURITY TYPES

AFS securities were as follows (dollars in thousands):

	September 30, 2015
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$4,128,157	$3,892	$(23,925)	$4,108,124
GSE obligations	2,220,815	18,161	(18,508)	2,220,468
State or local housing agency obligations	1,069,524	531	(186)	1,069,869
Other[3]	300,015	4,487	(1,363)	303,139
Total non-mortgage-backed securities	7,718,511	27,071	(43,982)	7,701,600
Mortgage-backed securities
Other U.S. obligations single-family[2]	2,340,704	1,610	(975)	2,341,339
GSE single-family	1,681,927	20,339	(16)	1,702,250
GSE multifamily	10,009,923	45,290	(44,995)	10,010,218
Total mortgage-backed securities	14,032,554	67,239	(45,986)	14,053,807
Total	$21,751,065	$94,310	$(89,968)	$21,755,407

	December 31, 2014
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$158,864	$4,761	$(56)	$163,569
GSE obligations	993,681	22,682	(4,055)	1,012,308
State or local housing agency obligations	36,320	176	(148)	36,348
Other[3]	176,277	7,425	—	183,702
Total non-mortgage-backed securities	1,365,142	35,044	(4,259)	1,395,927
Mortgage-backed securities
Other U.S. obligations single-family[2]	1,979,226	340	(3,875)	1,975,691
GSE single-family	1,991,471	17,586	(150)	2,008,907
GSE multifamily	6,921,322	85,334	(3,389)	7,003,267
Total mortgage-backed securities	10,892,019	103,260	(7,414)	10,987,865
Total	$12,257,161	$138,304	$(11,673)	$12,383,792

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	Consists of taxable municipal bonds and Private Export Funding Corporation bonds. The Bank did not hold any Private Export Funding Corporation bonds in 2014.

UNREALIZED LOSSES

The following tables summarize AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations	$3,968,240	$(23,925)	$—	$—	$3,968,240	$(23,925)
GSE obligations	1,279,632	(18,508)	—	—	1,279,632	(18,508)
State or local housing agency obligations	186,371	(121)	5,970	(65)	192,341	(186)
Other	118,524	(1,363)	—	—	118,524	(1,363)
Total non-mortgage-backed securities	5,552,767	(43,917)	5,970	(65)	5,558,737	(43,982)
Mortgage-backed securities
Other U.S. obligations single-family	1,233,145	(975)	—	—	1,233,145	(975)
GSE single-family	—	—	35,563	(16)	35,563	(16)
GSE multifamily	7,980,130	(39,145)	332,487	(5,850)	8,312,617	(44,995)
Total mortgage-backed securities	9,213,275	(40,120)	368,050	(5,866)	9,581,325	(45,986)
Total	$14,766,042	$(84,037)	$374,020	$(5,931)	$15,140,062	$(89,968)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations	$34,993	$(56)	$—	$—	$34,993	$(56)
GSE obligations	230,965	(286)	109,669	(3,769)	340,634	(4,055)
State or local housing agency obligations	—	—	6,527	(148)	6,527	(148)
Total non-mortgage-backed securities	265,958	(342)	116,196	(3,917)	382,154	(4,259)
Mortgage-backed securities
Other U.S. obligations single-family	1,698,157	(3,875)	—	—	1,698,157	(3,875)
GSE single-family	—	—	107,910	(150)	107,910	(150)
GSE multifamily	1,331,057	(3,053)	74,806	(336)	1,405,863	(3,389)
Total mortgage-backed securities	3,029,214	(6,928)	182,716	(486)	3,211,930	(7,414)
Total	$3,295,172	$(7,270)	$298,912	$(4,403)	$3,594,084	$(11,673)

CONTRACTUAL MATURITY

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in thousands):

	September 30, 2015		December 31, 2014
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$438,484	$439,416	$66,673	$66,904
Due after one year through five years	1,008,022	1,023,422	898,464	915,574
Due after five years through ten years	4,125,522	4,104,978	247,821	255,333
Due after ten years	2,146,483	2,133,784	152,184	158,116
Total non-mortgage-backed securities	7,718,511	7,701,600	1,365,142	1,395,927
Mortgage-backed securities	14,032,554	14,053,807	10,892,019	10,987,865
Total	$21,751,065	$21,755,407	$12,257,161	$12,383,792

NET GAINS (LOSSES) FROM SALE OF AFS SECURITIES

During the three and nine months ended September 30, 2015 and the three months ended September 30, 2014, the Bank did not sell any AFS securities. During the nine months ended September 30, 2014, the Bank received $97.2 million in proceeds from the sale of an AFS security and recognized a gross gain of $0.8 million.

PREPAYMENT FEES

During both the three and nine months ended September 30, 2015, an AFS MBS with an outstanding par value of $34.2 million was prepaid and the Bank received a $3.1 million prepayment fee. The prepayment fee was recorded as interest income on AFS securities in the Statements of Income, and was offset in part by amortization on fair value hedging adjustments related to the prepayment of $(1.4) million. During the three and nine months ended September 30, 2014, the Bank did not receive any prepayment fees on AFS securities.

Note 6 — Held-to-Maturity Securities

MAJOR SECURITY TYPES

Held-to-maturity (HTM) securities were as follows (dollars in thousands):

	September 30, 2015
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$402,091	$64,445	$(863)	$465,673
State or local housing agency obligations	959,549	10,429	(123)	969,855
Total non-mortgage-backed securities	1,361,640	74,874	(986)	1,435,528
Mortgage-backed securities
Other U.S. obligations single-family[2]	53,923	19	(2)	53,940
Other U.S. obligations commercial[2]	6,270	—	(1)	6,269
GSE single-family	4,957,374	13,091	(1,568)	4,968,897
Private-label residential	21,476	98	(678)	20,896
Total mortgage-backed securities	5,039,043	13,208	(2,249)	5,050,002
Total	$6,400,683	$88,082	$(3,235)	$6,485,530

	December 31, 2014
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$305,126	$69,730	$—	$374,856
State or local housing agency obligations	59,963	6,042	—	66,005
Total non-mortgage-backed securities	365,089	75,772	—	440,861
Mortgage-backed securities
Other U.S. obligations single-family[2]	3,247	11	—	3,258
Other U.S. obligations commercial[2]	1,415	—	(1)	1,414
GSE single-family	816,793	12,302	(31)	829,064
Private-label residential	24,916	58	(523)	24,451
Total mortgage-backed securities	846,371	12,371	(555)	858,187
Total	$1,211,460	$88,143	$(555)	$1,299,048

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

UNREALIZED LOSSES

The following tables summarize HTM securities with unrealized losses by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in thousands):

	September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
GSE obligations	$97,460	$(863)	$—	$—	$97,460	$(863)
State or local housing agency obligations	54,399	(123)	—	—	54,399	(123)
Total non-mortgage-backed securities	151,859	(986)	—	—	151,859	(986)
Mortgage-backed securities
Other U.S. obligations single-family	7,902	(2)	—	—	7,902	(2)
Other U.S. obligations commercial	3,903	(1)	—	—	3,903	(1)
GSE single-family	1,360,098	(1,541)	21,503	(27)	1,381,601	(1,568)
Private-label residential	—	—	13,759	(678)	13,759	(678)
Total mortgage-backed securities	1,371,903	(1,544)	35,262	(705)	1,407,165	(2,249)
Total	$1,523,762	$(2,530)	$35,262	$(705)	$1,559,024	$(3,235)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
Other U.S. obligations commercial	$—	$—	$248	$(1)	$248	$(1)
GSE single-family	1,436	(4)	38,607	(27)	40,043	(31)
Private-label residential	—	—	16,243	(523)	16,243	(523)
Total mortgage-backed securities	$1,436	$(4)	$55,098	$(551)	$56,534	$(555)

CONTRACTUAL MATURITY

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in thousands):

	September 30, 2015		December 31, 2014
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$18,052	$18,039	$—	$—
Due after one year through five years	130,971	131,044	—	—
Due after five years through ten years	138,165	138,303	—	—
Due after ten years	1,074,452	1,148,142	365,089	440,861
Total non-mortgage-backed securities	1,361,640	1,435,528	365,089	440,861
Mortgage-backed securities	5,039,043	5,050,002	846,371	858,187
Total	$6,400,683	$6,485,530	$1,211,460	$1,299,048

NET GAINS (LOSSES) FROM SALE OF HTM SECURITIES

During both the three and nine months ended September 30, 2015, the Bank did not sell any HTM securities. During the three months ended September 30, 2014, the Bank sold an HTM security with a carrying amount of $45.7 million and recognized a gross gain of $6.4 million. During the nine months ended September 30, 2014, the Bank sold HTM securities with a carrying amount of $65.7 million and recognized gross gains of $8.9 million. The HTM securities sold had less than 15 percent of the acquired principal outstanding at the time of sale. As such, the sales were considered maturities for purposes of security classification and did not impact the Bank's ability and intent to hold the remaining HTM securities through their stated maturities.

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

The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of three percent to an increase of eight percent over the twelve month period beginning July 1, 2015. For the vast majority of markets, the projected short-term housing price changes range from an increase of two percent to an increase of five percent. Thereafter, a unique path is projected for each geographical area based on an internally developed framework derived from historical data.

The Bank compared the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At September 30, 2015, the Bank's cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell its private-label MBS and it is not more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at September 30, 2015.

ALL OTHER AFS AND HTM INVESTMENT SECURITIES

On a quarterly basis, the Bank reviews all remaining AFS and HTM securities in an unrealized loss position to determine whether they are other-than temporarily impaired. The following was determined for the Bank's other investment securities in an unrealized loss position at September 30, 2015:

•
Other U.S. obligations and GSE securities. The unrealized losses were due primarily to interest rate volatility. The strength of the issuers' guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. The Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at September 30, 2015.

•
State or local housing agency obligations. The unrealized losses were due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligations. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at September 30, 2015.

•
Other - PEFCO Bonds. The unrealized losses were due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the bonds. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of the amortized cost basis. As such, the Bank did not consider these securities to be other-than-temporarily impaired at September 30, 2015. Additionally, the strength of the issuer’s guarantee by an agency of the U.S. Government or a trust consisting of pledged collateral, which may include guaranteed importer notes, securities guaranteed by the full faith and credit of the U.S. Government, or cash, is sufficient to protect the Bank from loss based on current expectations.

Note 8 — Advances

CONTRACTUAL MATURITY

The following table summarizes the Bank's advances outstanding by contractual maturity (dollars in thousands):

	September 30, 2015		December 31, 2014
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$52	3.30	$66	3.28
Due in one year or less	14,981,454	0.76	7,997,497	0.66
Due after one year through two years	6,021,645	1.61	4,028,617	1.45
Due after two years through three years	16,143,660	0.86	4,437,280	1.68
Due after three years through four years	18,805,431	0.51	20,706,329	0.56
Due after four years through five years	8,841,161	0.60	21,447,326	0.33
Thereafter	9,279,781	1.12	6,335,093	0.98
Total par value	74,073,184	0.82	64,952,208	0.67
Premiums	145,371		137
Discounts	(9,885)		(6,388)
Fair value hedging adjustments	275,412		222,317
Fair value option adjustments	6		—
Total	$74,484,088		$65,168,274

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). If the call option is exercised, replacement funding may be available. At September 30, 2015 and December 31, 2014, the Bank had callable advances outstanding totaling $43.2 billion and $44.6 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise dates, and the borrower may then apply for a new advance at the prevailing market rate. Generally, put options are exercised when interest rates increase. At September 30, 2015 and December 31, 2014, the Bank had putable advances outstanding totaling $2.8 billion and $2.1 billion.

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

The following table summarizes the Bank's prepayment fees on advances, net (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Prepayment fee income	$454	$4,643	$14,416	$21,810
Fair value hedging adjustments[1]	(171)	(5,044)	(5,093)	(18,827)
Prepayment fees on advances, net	$283	$(401)	$9,323	$2,983

1	Represents the amortization/accretion of fair value hedging adjustments on closed advance hedge relationships resulting from advance prepayments.

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

The following table presents information on the Bank's mortgage loans held for portfolio (dollars in thousands):

	September 30, 2015
	MPF	MPP	Total
Fixed rate, long-term single-family mortgage loans	$4,925,504	$529,710	$5,455,214
Fixed rate, medium-term[1] single-family mortgage loans	1,313,118	16,380	1,329,498
Total unpaid principal balance	6,238,622	546,090	6,784,712
Premiums	77,401	18,762	96,163
Discounts	(9,861)	(1,636)	(11,497)
Basis adjustments from mortgage loan commitments	10,032	—	10,032
Total mortgage loans held for portfolio	$6,316,194	$563,216	$6,879,410

1	Medium-term is defined as a term of 15 years or less.

The following table presents information on the Bank's mortgage loans held for portfolio (dollars in thousands):

	December 31, 2014
	MPF	MPP	Total
Fixed rate, long-term single-family mortgage loans	$5,024,393	$—	$5,024,393
Fixed rate, medium-term[1] single-family mortgage loans	1,462,014	—	1,462,014
Total unpaid principal balance	6,486,407	—	6,486,407
Premiums	82,206	—	82,206
Discounts	(12,191)	—	(12,191)
Basis adjustments from mortgage loan commitments	10,947	—	10,947
Total mortgage loans held for portfolio	$6,567,369	$—	$6,567,369

1	Medium-term is defined as a term of 15 years or less.

The following tables present the Bank's mortgage loans held for portfolio by collateral or guarantee type (dollars in thousands):

	September 30, 2015
	MPF	MPP	Total
Conventional mortgage loans	$5,685,881	$493,317	$6,179,198
Government-insured mortgage loans	552,741	52,773	605,514
Total unpaid principal balance	$6,238,622	$546,090	$6,784,712

	December 31, 2014
	MPF	MPP	Total
Conventional mortgage loans	$5,916,651	$—	$5,916,651
Government-insured mortgage loans	569,756	—	569,756
Total unpaid principal balance	$6,486,407	$—	$6,486,407

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

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At September 30, 2015 and December 31, 2014, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At September 30, 2015 and December 31, 2014, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings (TDRs) related to credit products during the nine months ended September 30, 2015 and 2014.

The Bank has never experienced a credit loss on its credit products. Based upon the Bank's collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on its credit products as of September 30, 2015 and December 31, 2014. Accordingly, the Bank has not recorded any allowance for credit losses for its credit products.

Government-Insured Mortgage Loans

The Bank invests in government-insured fixed rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote and has never experienced a credit loss on its government-insured mortgage loans. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at September 30, 2015 and December 31, 2014. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

The Bank utilizes an allowance for credit losses to reserve for estimated losses in its conventional MPP mortgage loan portfolio at the balance sheet date. The establishment of the Bank's MPP allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, (iii) estimating additional credit losses in the conventional mortgage loan portfolio, and (iv) considering the LRA if estimated losses exceed the losses paid by homeowner equity or PMI.

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

Individually Identified Conventional Mortgage Loans. The Bank individually evaluates certain MPF and MPP conventional mortgage loans, including TDRs and collateral-dependent loans, for impairment. The Bank's TDRs include loans granted under its loan modification plans and loans discharged under Chapter 7 bankruptcy that have not been reaffirmed by the borrower. The Bank generally measures impairment of TDRs based on the present value of expected future cash flows discounted at the loan's effective interest rate. Collateral-dependent loans are loans in which repayment is expected to be provided solely by the sale of the underlying collateral. The Bank's collateral-dependent loans include loans in process of foreclosure, loans 180 days or more past due, and bankruptcy loans and TDRs 60 days or more past due. The Bank measures impairment of collateral-dependent loans based on the estimated fair value of the underlying collateral, which is determined using property values, less selling costs and expected proceeds from PMI.

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

Available performance-based credit enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient performance-based credit enhancement fees to recapture losses while other master commitments may not. At September 30, 2015 and December 31, 2014, the Bank determined that the amount of performance-based credit enhancement fees available for recapture from the PFIs at the master commitment level was immaterial. As such, it did not factor credit enhancement fees into its estimate of the allowance for credit losses.

MPF PFI Credit Enhancement Obligation. When reserving for estimated credit losses, the Bank may take into consideration the PFI credit enhancement obligation, which is intended to absorb losses in excess of the FLA. At September 30, 2015 and December 31, 2014, the Bank determined that the amount of credit enhancement obligation available to offset losses was immaterial. As such, it did not factor credit enhancement obligation into its estimate of the allowance for credit losses.

MPP Lender Risk Account. The LRA was established by the Seattle Bank for each MPP master commitment to cover losses not anticipated to be paid by homeowner's equity or PMI. At September 30, 2015, the Bank determined the amount of LRA to be immaterial. As such, it did not factor LRA into its estimate of the allowance for loan losses.

ALLOWANCE FOR CREDIT LOSSES ON CONVENTIONAL MORTGAGE LOANS

The following table presents a rollforward of the allowance for credit losses on the Bank's conventional mortgage loan portfolio (dollars in thousands):

	MPF	MPP	Total
Balance, June 30, 2014	$7,200	$—	$7,200
Charge-offs	(188)	—	(188)
Provision (reversal) for credit losses	(1,412)	—	(1,412)
Balance, September 30, 2014	$5,600	$—	$5,600

Balance, June 30, 2015	$902	$194	$1,096
Charge-offs	(245)	(260)	(505)
Recoveries	192	—	192
Provision (reversal) for credit losses	160	309	469
Balance, September 30, 2015	$1,009	$243	$1,252

Balance, December 31, 2013	$8,000	$—	$8,000
Charge-offs	(654)	—	(654)
Provision (reversal) for credit losses	(1,746)	—	(1,746)
Balance, September 30, 2014	$5,600	$—	$5,600

Balance, December 31, 2014	$4,900	$—	$4,900
Charge-offs	(5,160)	(261)	(5,421)
Recoveries	406	—	406
Provision (reversal) for credit losses	863	504	1,367
Balance, September 30, 2015	$1,009	$243	$1,252

The following table summarizes the allowance for credit losses and recorded investment of the Bank's conventional mortgage loan portfolio by impairment methodology (dollars in thousands):

	MPF	MPP	Total
Allowance for credit losses, September 30, 2015
Collectively evaluated for impairment	$1,009	$243	$1,252
Individually evaluated for impairment	—	—	—
Total allowance for credit losses	$1,009	$243	$1,252

Allowance for credit losses, December 31, 2014
Collectively evaluated for impairment	$1,500	$—	$1,500
Individually evaluated for impairment	3,400	—	3,400
Total allowance for credit losses	$4,900	$—	$4,900

Recorded investment, September 30, 2015[1]
Collectively evaluated for impairment	$5,740,998	$477,654	$6,218,652
Individually evaluated for impairment, with or without a related allowance	39,954	31,847	71,801
Total recorded investment	$5,780,952	$509,501	$6,290,453

Recorded investment, December 31, 2014[1]
Collectively evaluated for impairment	$5,966,025	$—	$5,966,025
Individually evaluated for impairment, with or without a related allowance	50,151	—	50,151
Total recorded investment	$6,016,176	$—	$6,016,176

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

CREDIT QUALITY INDICATORS

Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank's key credit quality indicators for mortgage loans (dollars in thousands):

	September 30, 2015
	MPF		MPP
	Conventional	Government	Conventional	Government	Total
Past due 30 - 59 days	$51,688	$20,775	$14,813	$4,181	$91,457
Past due 60 - 89 days	15,932	4,768	4,817	1,788	27,305
Past due 90 - 179 days	11,447	5,777	3,489	1,319	22,032
Past due 180 days or more	31,115	4,097	17,365	3,343	55,920
Total past due mortgage loans	110,182	35,417	40,484	10,631	196,714
Total current mortgage loans	5,670,770	532,331	469,017	45,440	6,717,558
Total recorded investment of mortgage loans[1]	$5,780,952	$567,748	$509,501	$56,071	$6,914,272

In process of foreclosure (included above)[2]	$23,144	$1,876	$10,321	$—	$35,341
Serious delinquency rate[3]	0.7%	1.7%	4.1%	8.3%	1.1%
Past due 90 days or more and still accruing interest[4]	$—	$9,874	$—	$4,662	$14,536
Non-accrual mortgage loans[5]	$46,619	$—	$34,223	$—	$80,842

	December 31, 2014
	MPF		MPP
	Conventional	Government	Conventional	Government	Total
Past due 30 - 59 days	$70,646	$20,279	$—	$—	$90,925
Past due 60 - 89 days	22,000	7,036	—	—	29,036
Past due 90 - 179 days	16,355	4,644	—	—	20,999
Past due 180 days or more	38,157	6,155	—	—	44,312
Total past due mortgage loans	147,158	38,114	—	—	185,272
Total current mortgage loans	5,869,018	547,686	—	—	6,416,704
Total recorded investment of mortgage loans[1]	$6,016,176	$585,800	$—	$—	$6,601,976

In process of foreclosure (included above)[2]	$26,715	$4,111	$—	$—	$30,826
Serious delinquency rate[3]	0.9%	1.8%	—%	—%	1.0%
Past due 90 days or more and still accruing interest[4]	$—	$10,799	$—	$—	$10,799
Non-accrual mortgage loans[5]	$58,832	$—	$—	$—	$58,832

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

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

The following table summarizes the recorded investment and related allowance of the Bank's individually evaluated impaired loans (dollars in thousands):

	September 30, 2015		December 31, 2014
	Recorded Investment	Related Allowance[1]	Recorded Investment	Related Allowance
Impaired loans with an allowance
Conventional MPF Loans	$—	$—	$19,342	$3,400
Conventional MPP Loans	—	—	—	—
Impaired loans without an allowance
Conventional MPF Loans	39,954	—	30,809	—
Conventional MPP Loans	31,847	—	—	—
Total
Conventional MPF Loans	$39,954	$—	$50,151	$3,400
Conventional MPP Loans	$31,847	$—	$—	$—

1
Beginning January 1, 2015, the Bank began to charge-off the portion of the outstanding conventional mortgage loan balance in excess of the fair value of the underlying collateral for all collateral-dependent mortgage loans. As such, those loans no longer have an associated allowance.

The Bank did not recognize any interest income on impaired loans during the three and nine months ended September 30, 2015 and 2014.

The following table summarizes the average recorded investment of the Bank's individually evaluated impaired loans (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Impaired loans with an allowance
Conventional MPF Loans	$—	$21,770	$—	$20,231
Conventional MPP Loans	—	—	—	—
Impaired loans without an allowance
Conventional MPF Loans	41,428	30,933	45,052	25,936
Conventional MPP Loans	33,007	—	14,928	—
Total
Conventional MPF Loans	$41,428	$52,703	$45,052	$46,167
Conventional MPP Loans	$33,007	$—	$14,928	$—

REAL ESTATE OWNED

At September 30, 2015 and December 31, 2014, the Bank had $8.2 million and $8.9 million of REO recorded as a component of "Other assets" in the Statements of Condition.

TERM SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for its term securities purchased under agreements to resell at September 30, 2015 and December 31, 2014.

OFF-BALANCE SHEET CREDIT EXPOSURES

At September 30, 2015 and December 31, 2014, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank's off-balance sheet credit exposures, see "Note 15 — Commitments and Contingencies."

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

•	mitigate the adverse earnings effects of the shortening or extension of certain assets and liabilities;

•	manage embedded options in assets and liabilities; and

•	reduce funding costs by combining a derivative with a consolidated obligation, as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation.

APPLICATION OF DERIVATIVES

Derivative instruments are accounted for by the Bank in two ways:

•	as a fair value hedge of an associated financial instrument or firm commitment for those items qualifying under applicable accounting guidance (fair value hedge); or

•
as an economic hedge to manage certain defined risks in its Statements of Condition. These hedges are primarily used to manage mismatches between the coupon features of the Bank's assets and liabilities and offset prepayment risk in certain assets (economic hedge).

Derivative instruments are used by the Bank when they are considered to be a cost-effective alternative to achieve the Bank's financial and risk management objectives. The Bank reevaluates its hedging strategies from time to time and may change the hedging techniques it uses or adopt new strategies.

The Bank transacts most of its derivative transactions with large banks and major broker-dealers. Over-the-counter derivative transactions may be either executed directly with a counterparty (uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Derivative Clearing Organization (cleared derivatives). Once a derivative transaction has been accepted for clearing by a Derivative Clearing Organization (Clearinghouse), the derivative transaction is novated and the executing counterparty is replaced with the Clearinghouse.

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

The following table summarizes the Bank's notional amount and the fair value of derivative instruments, including the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in thousands):

	September 30, 2015			December 31, 2014
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$42,157,753	$188,840	$852,498	$38,703,467	$84,362	$459,437
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	5,014,994	24,450	86,537	1,012,577	11,714	51,260
Interest rate swaption	200,000	—	—	—	—	—
Forward settlement agreements (TBAs)	36,000	—	249	65,000	1	322
Mortgage delivery commitments	41,748	218	—	70,106	245	7
Total derivatives not designated as hedging instruments	5,292,742	24,668	86,786	1,147,683	11,960	51,589
Total derivatives before netting and collateral adjustments	$47,450,495	213,508	939,284	$39,851,150	96,322	511,026
Netting adjustments and cash collateral[1]		(97,257)	(811,534)		(16,210)	(434,394)
Total derivative assets and derivative liabilities		$116,251	$127,750		$80,112	$76,632

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. Cash collateral posted by the Bank (including accrued interest) was $714.4 million and $418.2 million at September 30, 2015 and December 31, 2014. Cash collateral received by the Bank (including accrued interest) was $0.1 million at September 30, 2015. At December 31, 2014, the Bank had not received any cash collateral from clearing agents and/or counterparties.

The following table summarizes the components of “Net gains (losses) on derivatives and hedging activities” as presented in the Statements of Income (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$(6,490)	$(12,114)	$716	$(30,819)
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	(32,211)	892	(23,841)	(32,978)
Interest rate swaption	(20)	—	(109)	—
Forward settlement agreements (TBAs)	(901)	(138)	(1,020)	(3,058)
Mortgage delivery commitments	823	133	886	2,878
Net interest settlements	(4,803)	(5,606)	(15,399)	(14,816)
Total net gains (losses) related to derivatives not designated as hedging instruments	(37,112)	(4,719)	(39,483)	(47,974)
Net gains (losses) on derivatives and hedging activities	$(43,602)	$(16,833)	$(38,767)	$(78,793)

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships, the net fair value hedge ineffectiveness, and the effect of those derivatives on the Bank's net interest income (dollars in thousands):

	For the Three Months Ended September 30, 2015
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(241,549)	$237,746	$(3,803)	$(44,140)
Advances[2]	(90,519)	90,495	(24)	(48,398)
Consolidated obligation bonds	70,946	(73,609)	(2,663)	32,772
Total	$(261,122)	$254,632	$(6,490)	$(59,766)

	For the Three Months Ended September 30, 2014
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$7,361	$(22,040)	$(14,679)	$(30,235)
Advances	66,115	(65,635)	480	(40,989)
Consolidated obligation bonds	(21,753)	23,838	2,085	18,735
Total	$51,723	$(63,837)	$(12,114)	$(52,489)

	For the Nine Months Ended September 30, 2015
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(161,402)	$160,945	$(457)	$(111,209)
Advances[2]	(57,968)	59,476	1,508	(130,454)
Consolidated obligation bonds	68,014	(68,349)	(335)	87,460
Total	$(151,356)	$152,072	$716	$(154,203)

	For the Nine Months Ended September 30, 2014
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(182,908)	$147,763	$(35,145)	$(83,608)
Advances	67,342	(66,015)	1,327	(121,861)
Consolidated obligation bonds	26,414	(23,415)	2,999	45,659
Total	$(89,152)	$58,333	$(30,819)	$(159,810)

1
Represents the net interest settlements on derivatives in fair value hedge relationships and the amortization of the financing element of off-market derivatives, both of which are included in the interest income or interest expense line item of the respective hedged item type. This amortization for off-market derivatives totaled $9.7 million and $12.6 million for the three and nine months ended September 30, 2015. In 2014, the Bank did not record any amortization for off-market derivatives through net interest income.

2	Includes net gains (losses) on fair value hedge firm commitments of forward starting advances. The Bank did not hedge firm commitments of forward starting advances in 2014.

MANAGING CREDIT RISK ON DERIVATIVES

The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative contracts. The Bank manages credit risk through credit analyses, collateral requirements, and adherence to the requirements set forth in the Bank's policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations. For uncleared derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in these contracts to mitigate the risk. The Bank requires collateral agreements with collateral delivery thresholds on the majority of its uncleared derivatives.

For cleared derivatives, the Clearinghouse is the Bank's counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin and the clearing agent in turn notifies the Bank. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral for changes in the fair value of cleared derivatives is posted daily through a clearing agent.

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

A majority of the Bank's uncleared derivative contracts contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. If the Bank's credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at September 30, 2015 was $387.2 million, for which the Bank posted collateral of $259.9 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $109.7 million of collateral to its uncleared derivative counterparties at September 30, 2015.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents, based on credit considerations, at September 30, 2015.

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

	September 30, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared derivatives	$148,053	$535,056	$59,574	$316,472
Cleared derivatives	65,237	404,228	36,503	194,547
Total gross recognized amount	213,290	939,284	96,077	511,019
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(147,482)	(407,306)	(56,327)	(239,847)
Cleared derivatives	50,225	(404,228)	40,117	(194,547)
Total gross amounts of netting adjustments and cash collateral	(97,257)	(811,534)	(16,210)	(434,394)
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	571	127,750	3,247	76,625
Cleared derivatives	115,462	—	76,620	—
Total net amounts after netting adjustments and cash collateral	116,033	127,750	79,867	76,625
Uncleared derivatives instruments not meeting netting requirements[1]	218	—	245	7
Total derivative assets and derivative liabilities
Uncleared derivatives	789	127,750	3,492	76,632
Cleared derivatives	115,462	—	76,620	—
Total derivative assets and total derivative liabilities	$116,251	$127,750	$80,112	$76,632

1	Represents mortgage delivery commitments that are not subject to an enforceable netting agreement.

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At September 30, 2015 and December 31, 2014, the total par value of outstanding consolidated obligations of the FHLBanks was $856.5 billion and $847.2 billion.

DISCOUNT NOTES

The following table summarizes the Bank's discount notes (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$77,272,109	0.17	$57,781,155	0.09
Discounts	(25,277)		(8,265)
Fair value option adjustments	38		—
Total	$77,246,870		$57,772,890

BONDS

The following table summarizes the Bank's bonds outstanding by contractual maturity (dollars in thousands):

	September 30, 2015		December 31, 2014
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$18,402,160	0.83	$18,392,675	0.59
Due after one year through two years	3,736,285	2.33	3,144,800	2.31
Due after two years through three years	3,756,240	2.25	2,731,455	3.39
Due after three years through four years	1,792,125	3.66	632,740	1.47
Due after four years through five years	2,760,965	2.43	1,883,450	2.02
Thereafter	5,535,815	3.13	5,382,770	3.06
Index amortizing notes	119,418	5.22	165,016	5.21
Total par value	36,103,008	1.76	32,332,906	1.53
Premiums	334,487		21,045
Discounts	(38,317)		(18,289)
Fair value hedging adjustments	87,297		26,448
Fair value option adjustments	1,583		—
Total	$36,488,058		$32,362,110

The following table summarizes the Bank's bonds outstanding by call features (dollars in thousands):

	September 30, 2015	December 31, 2014
Noncallable or nonputable	$31,389,358	$19,667,906
Callable	4,713,650	12,665,000
Total par value	$36,103,008	$32,332,906

EXTINGUISHMENT OF DEBT

During both the three and nine months ended September 30, 2015, the Bank did not extinguish any debt. During the three and nine months ended September 30, 2014, the Bank extinguished bonds with a total par value of $91.3 million and $115.0 million and recognized losses of $10.0 million and $12.7 million in other income (loss).

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

MANDATORILY REDEEMABLE CAPITAL STOCK

The Bank reclassifies capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) when a member engages in any of the following activities: (i) submits a written notice to redeem all or part of its capital stock, (ii) submits a written notice of its intent to withdraw from membership, or (iii) terminates its membership voluntarily as a result of a consolidation into a non-member or into a member of another FHLBank. Dividends on mandatorily redeemable capital stock are classified as interest expense in the Statements of Income. At September 30, 2015 and December 31, 2014, the Bank's mandatorily redeemable capital stock totaled $105.9 million and $24.4 million.

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

The following table summarizes changes in mandatorily redeemable capital stock (dollars in thousands):

Balance, June 30, 2014	$8,574
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	704
Repurchases/redemptions of mandatorily redeemable capital stock	(878)
Balance, September 30, 2014	$8,400

Balance, June 30, 2015	$118,748
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	13,946
Repurchases/redemptions of mandatorily redeemable capital stock	(26,778)
Balance, September 30, 2015	$105,916

Balance, December 31, 2013	$8,719
Proceeds from issuance of mandatorily redeemable capital stock	145
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	4,444
Repurchases/redemptions of mandatorily redeemable capital stock	(4,908)
Balance, September 30, 2014	$8,400

Balance, December 31, 2014	$24,367
Proceeds from issuance of mandatorily redeemable capital stock	467
Mandatorily redeemable capital stock assumed from merger	724,827
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	(75,133)
Repurchases/redemptions of mandatorily redeemable capital stock	(568,612)
Balance, September 30, 2015	$105,916

ADDITIONAL CAPITAL FROM MERGER

The Bank recognized the net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a new capital account captioned as “Additional capital from merger.” This balance primarily represents the amount of the Seattle Bank's closing retained earnings balance, adjusted for fair value and other purchase accounting adjustments, and identified intangible assets. The Bank treats this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends to the Bank's members have been paid from this account since the merger date. The Bank intends to pay future dividends to members, when and if declared, from this account until the additional capital from merger balance is depleted. During the three months ended September 30, 2015, the Bank began distributing dividends from additional capital from merger in the amount of $25.9 million, resulting in an ending additional capital from merger balance of $220.6 million.

RESTRICTED RETAINED EARNINGS

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. It requires the Bank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At September 30, 2015 and December 31, 2014, the Bank's restricted retained earnings account totaled $95.1 million and $75.0 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes changes in accumulated other comprehensive income (AOCI) (dollars in thousands):

	Net unrealized gains (losses) on AFS securities (Note 5)	Pension and postretirement benefits	Total AOCI
Balance, June 30, 2014	$135,232	$(1,266)	$133,966
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses)	17,531	—	17,531
Reclassifications from other comprehensive income (loss) to net income
Amortization - pension and postretirement	—	98	98
Net current period other comprehensive income (loss)	17,531	98	17,629
Balance, September 30, 2014	$152,763	$(1,168)	$151,595

Balance, June 30, 2015	$124,271	$(3,025)	$121,246
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses)	(119,929)	—	(119,929)
Reclassifications from other comprehensive income (loss) to net income
Amortization - pension and postretirement	—	92	92
Net current period other comprehensive income (loss)	(119,929)	92	(119,837)
Balance, September 30, 2015	$4,342	$(2,933)	$1,409

Balance, December 31, 2013	$88,399	$(1,355)	$87,044
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses)	65,190	—	65,190
Reclassifications from other comprehensive income (loss) to net income
Net realized (gains) losses on sale of securities	(826)	—	(826)
Amortization - pension and postretirement	—	187	187
Net current period other comprehensive income (loss)	64,364	187	64,551
Balance, September 30, 2014	$152,763	$(1,168)	$151,595

Balance, December 31, 2014	$126,631	$(3,409)	$123,222
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses)	(122,289)	—	(122,289)
Reclassifications from other comprehensive income (loss) to net income
Amortization - pension and postretirement	—	476	476
Net current period other comprehensive income (loss)	(122,289)	476	(121,813)
Balance, September 30, 2015	$4,342	$(2,933)	$1,409

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At September 30, 2015, nonpermanent capital included additional capital from merger. At December 31, 2014, the Bank did not have any nonpermanent capital.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations.

The following table shows the Bank's compliance with the Finance Agency's regulatory capital requirements (dollars in thousands):

	September 30, 2015		December 31, 2014
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$912,732	$5,002,248	$579,898	$4,213,293
Regulatory capital	$4,814,413	$5,222,829	$3,820,958	$4,213,293
Leverage capital	$6,018,016	$7,723,952	$4,776,197	$6,319,939
Capital-to-assets ratio	4.00%	4.34%	4.00%	4.41%
Leverage ratio	5.00%	6.42%	5.00%	6.62%

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the nine months ended September 30, 2015 and 2014.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank's financial instruments at September 30, 2015 (dollars in thousands). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$765,478	$765,478	$—	$—	$—	$765,478
Interest-bearing deposits	1,943	—	1,930	—	—	1,930
Securities purchased under agreements to resell	5,000,000	—	5,000,000	—	—	5,000,000
Federal funds sold	2,180,000	—	2,180,000	—	—	2,180,000
Trading securities	2,572,725	—	2,572,725	—	—	2,572,725
Available-for-sale securities	21,755,407	—	21,755,407	—	—	21,755,407
Held-to-maturity securities	6,400,683	—	6,464,634	20,896	—	6,485,530
Advances	74,484,088	—	74,578,135	—	—	74,578,135
Mortgage loans held for portfolio, net	6,878,158	—	6,966,061	112,612	—	7,078,673
Accrued interest receivable	130,590	—	130,590	—	—	130,590
Derivative assets, net	116,251	—	213,508	—	(97,257)	116,251
Other assets	14,914	14,914	—	—	—	14,914
Liabilities
Deposits	(1,006,000)	—	(1,005,920)	—	—	(1,005,920)
Consolidated obligations
Discount notes	(77,246,870)	—	(77,256,301)	—	—	(77,256,301)
Bonds	(36,488,058)	—	(37,046,000)	—	—	(37,046,000)
Total consolidated obligations	(113,734,928)	—	(114,302,301)	—	—	(114,302,301)
Mandatorily redeemable capital stock	(105,916)	(105,916)	—	—	—	(105,916)
Accrued interest payable	(148,830)	—	(148,830)	—	—	(148,830)
Derivative liabilities, net	(127,750)	(249)	(939,035)	—	811,534	(127,750)
Other
Commitments to fund advances	—	—	264	—	—	264
Standby letters of credit	(2,621)	—	—	(2,621)	—	(2,621)
Standby bond purchase agreements	—	—	1,844	—	—	1,844

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

As of September 30, 2015 and December 31, 2014, four prices were received for the majority of the Bank's investment securities and the final prices for those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

As an additional step, the Bank reviews the final fair value estimates of its private-label MBS holdings quarterly for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private-label MBS using the estimated fair value derived from the process previously described and the security's projected cash flows from the Bank's OTTI process. These yields were compared to the market yield of comparable securities according to dealers and/or other third-party sources. This analysis did not indicate any significant variances. Therefore, the Bank determined that its fair value estimates for private-label MBS were appropriate at September 30, 2015.

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

Derivative Assets and Liabilities. The fair value of derivatives is generally estimated using standard valuation techniques such as discounted cash flow analyses and comparisons to similar instruments. In limited instances, fair value estimates for interest-rate related derivatives may be obtained using an external pricing model that utilizes observable market data. The Bank is subject to credit risk in derivatives transactions due to the potential nonperformance of its derivatives counterparties. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily, through a clearing agent, for changes in the fair value of cleared derivatives. To mitigate credit risk on uncleared derivatives, the Bank enters into master netting agreements with its counterparties as well as collateral agreements that provide for the delivery of collateral at specified levels tied to those counterparties' credit ratings. The Bank has evaluated the potential for the fair value of its derivatives to be affected by counterparty credit risk and its own credit risk and has determined that no adjustments were significant to the overall fair value measurements.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at September 30, 2015 (dollars in thousands):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$244,936	$—	$—	$244,936
GSE obligations	—	1,579,725	—	—	1,579,725
Other non-MBS	—	281,177	—	—	281,177
GSE multifamily MBS	—	466,887	—	—	466,887
Total trading securities	—	2,572,725	—	—	2,572,725
Available-for-sale securities
Other U.S. obligations	—	4,108,124	—	—	4,108,124
GSE obligations	—	2,220,468	—	—	2,220,468
State or local housing agency obligations	—	1,069,869	—	—	1,069,869
Other non-MBS	—	303,139	—	—	303,139
Other U.S. obligations single-family MBS	—	2,341,339	—	—	2,341,339
GSE single-family MBS	—	1,702,250	—	—	1,702,250
GSE multifamily MBS	—	10,010,218	—	—	10,010,218
Total available-for-sale securities	—	21,755,407	—	—	21,755,407
Advances[2]	—	7,981	—	—	7,981
Derivative assets, net
Interest-rate related	—	213,290	—	(97,257)	116,033
Mortgage delivery commitments	—	218	—	—	218
Total derivative assets, net	—	213,508	—	(97,257)	116,251
Other assets	14,914	—	—	—	14,914
Total recurring assets at fair value	$14,914	$24,549,621	$—	$(97,257)	$24,467,278
Liabilities
Discount notes[2]	$—	$(1,999,966)	$—	$—	$(1,999,966)
Bonds[2]	—	(1,581,583)	—	—	(1,581,583)
Derivative liabilities, net
Interest-rate related	—	(939,035)	—	811,534	(127,501)
Forward settlement agreements (TBAs)	(249)	—	—	—	(249)
Total derivative liabilities, net	(249)	(939,035)	—	811,534	(127,750)
Total recurring liabilities at fair value	$(249)	$(4,520,584)	$—	$811,534	$(3,709,299)

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

	September 30, 2015	December 31, 2014
Impaired mortgage loans held for portfolio[1]	$21,683	$15,942
Real estate owned[1]	827	773
Total non-recurring assets[1]	$22,510	$16,715

1	The fair value information presented for September 30, 2015 is as of the date the fair value adjustment was recorded during the nine months ended September 30, 2015.

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

The Bank elects the fair value option for certain financial instruments when a hedge relationship does not qualify for hedge accounting. These fair value elections are made primarily in an effort to mitigate the potential income statement volatility that can arise when an economic derivative is adjusted for changes in fair value but the related hedged item is not.

The following tables summarize the activity related to financial instruments for which the fair value option was elected. For the three months ended September 30, 2014, the Bank did not have any financial instruments for which the fair value option was elected (dollars in thousands):

	For the Three Months Ended September 30, 2015
	Advances	Discount Notes	Bonds
Balance, beginning of period	$66,570	$(5,248,971)	$(1,976,325)
New financial instruments elected for fair value option	—	—	—
Maturities and terminations	(58,500)	3,250,000	395,000
Net gains (losses) on financial instruments held at fair value	(30)	242	249
Change in accrued interest or unaccreted balance	(59)	(1,237)	(507)
Balance, end of period	$7,981	$(1,999,966)	$(1,581,583)

	For the Nine Months Ended September 30,
	2015			2014
	Advances	Discount Notes	Bonds	Bonds
Balance, beginning of period	$—	$—	$—	$(50,033)
New financial instruments elected for fair value option	66,620	(5,248,239)	(2,376,977)	—
Maturities and terminations	(58,500)	3,250,000	795,000	50,000
Net gains (losses) on financial instruments held at fair value	(78)	(38)	187	2
Change in accrued interest or unaccreted balance	(61)	(1,689)	207	31
Balance, end of period	$7,981	$(1,999,966)	$(1,581,583)	$—

For financial instruments recorded under the fair value option, the related contractual interest income, contractual interest expense, and the discount amortization on fair value option discount notes are recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net gains (losses) on financial instruments held at fair value” in the Statements of Income. At September 30, 2015 and December 31, 2014, the Bank determined no credit risk adjustments for nonperformance were necessary to the instruments recorded under the fair value option.

The following table summarizes the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected. At December 31, 2014, the Bank did not have any financial instruments outstanding for which the fair value option was elected (dollars in thousands):

	September 30, 2015
	Advances[1]	Discount Notes	Bonds
Unpaid principal balance	$7,975	$2,000,000	$1,580,000
Fair value	7,981	1,999,966	1,581,583
Fair value over unpaid principal balance	$6	$(34)	$1,583

1	At September 30, 2015, none of the advances were 90 days or more past due or had been placed on non-accrual status.

Note 15 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At September 30, 2015 and December 31, 2014, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $743.1 billion and $757.1 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in thousands):

	September 30, 2015			December 31, 2014
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit	$4,471,747	$93,617	$4,565,364	$4,411,783
Standby bond purchase agreements	196,025	419,604	615,629	557,282
Commitments to purchase mortgage loans	41,748	—	41,748	70,106
Commitments to issue bonds	4,700	—	4,700	170,000
Commitments to issue discount notes	857,125	—	857,125	—
Commitments to fund advances	15,000	75,000	90,000	14,000
Other commitments	86,580	—	86,580	86,580

Standby Letters of Credit. A standby letter of credit is a financing arrangement between the Bank and a member. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 13 years, currently no later than 2025. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $2.6 million and $2.0 million at September 30, 2015 and December 31, 2014.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of standby letters of credit at September 30, 2015 and December 31, 2014 is reported in “Note 14 — Fair Value.”

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At September 30, 2015, the Bank had standby bond purchase agreements with five housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2018. During the nine months ended September 30, 2015 and 2014, the Bank was not required to purchase any bonds under these agreements. For the three and nine months ended September 30, 2015, the Bank received fees for the guarantees that amounted to $0.4 million and $1.1 million. For the three and nine months ended September 30, 2014, the Bank received fees for the guarantees that amounted to $0.4 million and $1.3 million. The estimated fair value of standby bond purchase agreements at September 30, 2015 and December 31, 2014 is reported in "Note 14 — Fair Value.”

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at September 30, 2015 and December 31, 2014 is reported in “Note 11 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Commitments to Issue Bonds and Discount Notes. At September 30, 2015, the Bank had commitments to issue $0.9 billion of consolidated obligation discount notes and $4.7 million of consolidated obligation bonds. At December 31, 2014, the Bank had commitments to issue $170.0 million of consolidated obligation bonds. The Bank did not have any commitments to issue discount notes at December 31, 2014.

Commitments to Fund Advances. The Bank enters into commitments that legally bind it to fund additional advances up to 24 months in the future. At September 30, 2015 and December 31, 2014, the Bank had commitments to fund advances of $90.0 million and $14.0 million.

Other Commitments. On December 30, 2013, the Bank entered into an agreement with the Iowa Finance Authority (IFA) to purchase up to $100.0 million of taxable multi-family mortgage revenue bonds. The agreement expires on June 30, 2016. As of September 30, 2015, the Bank had a commitment to purchase $86.6 million of bonds under the IFA agreement. To the extent these bonds are purchased by the Bank, they are classified as AFS in the Bank's Statements of Condition.

As previously described in “Note 10 — Allowance for Credit Losses”, the FLA is a memorandum account used to track the
Bank's potential loss exposure under each MPF master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $93.2 million and $92.2 million at September 30, 2015 and December 31, 2014.
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
Litigation settlement gains are considered realized and recorded when the Bank receives cash or assets that are readily convertible to known amounts of cash or claims to cash. In addition, litigation settlement gains are considered realizable and recorded when the Bank enters into a signed agreement that is not subject to appeal, where the counterparty has the ability to pay, and the amount to be received can be reasonably estimated. Prior to being realized or realizable, the Bank considers potential litigation settlement gains to be gain contingencies, and therefore they are not recorded in the Statements of Income.
The Bank records legal expenses related to litigation settlements as incurred in "other expenses" in the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are received, at which time these fees are netted against the gains received on the litigation settlement.  During the three and nine months ended September 30, 2015, the Bank recognized $12.5 million in a gain on a litigation settlement.

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

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Advances	$1,336,736	1.8	$822,027	1.3
Mortgage loans	147,391	2.2	206,957	3.2
Deposits	12,061	1.2	3,362	0.7
Capital stock	109,448	2.6	55,000	1.6

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At September 30, 2015, the Bank had the following business concentrations with stockholders (dollars in thousands):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total	Advances	Loans	Income[1]
Wells Fargo Bank, N.A.	$1,070,000	25.3	$26,500,000	$—	$65,966
Superior Guaranty Insurance Company[2]	39,611	0.9	—	962,282	—
Wells Fargo Bank Northwest, N.A.[2]	2,036	0.1	—	50,903	—
Total	$1,111,647	26.3	$26,500,000	$1,013,185	$65,966

1
Represents interest income earned on advances during the nine months ended September 30, 2015. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

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

Note 17 — Activities with Other FHLBanks

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago (Chicago Bank) for its participation in the MPF program. This service fee expense is recorded in other expense. For both the three months ended September 30, 2015 and 2014, the Bank recorded $0.7 million in service fee expense to the Chicago Bank. For the nine months ended September 30, 2015 and 2014, the Bank recorded $2.2 million and $2.0 million in service fee expense to the Chicago Bank.

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the nine months ended September 30, 2015 and 2014 (dollars in thousands):

Other FHLBank	Beginning Balance	Advance	Principal Repayment	Ending Balance
2015
Topeka	$—	$100,000	$(100,000)	$—

2014
Chicago	$—	$10,000	$(10,000)	$—
Topeka	—	10,000	(10,000)	—
	$—	$20,000	$(20,000)	$—

The following table summarizes borrowing activity from other FHLBanks during the nine months ended September 30, 2015 and 2014 (dollars in thousands):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2015
Dallas	$—	$200,000	$(200,000)	$—
San Francisco	—	100,000	(100,000)	—
	$—	$300,000	$(300,000)	$—

2014
Atlanta	$—	$70,000	$(70,000)	$—
Chicago	—	150,000	(150,000)	—
San Francisco	—	150,000	(150,000)	—
	$—	$370,000	$(370,000)	$—

At September 30, 2015 and 2014, none of the previous transactions were outstanding on the Bank's Statements of Condition. The interest income and expense related to these transactions was immaterial.

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

Revisions to Second Quarter 2015 Financial Statements

During the third quarter of 2015, we identified certain immaterial errors in our previously issued financial statements and footnotes for the three and six months ended June 30, 2015. Management has determined after evaluating the quantitative and qualitative aspects of these errors that our previously issued financial statements and footnotes were not materially misstated. We have chosen to revise the information for the three and six months ended June 30, 2015 in this Third Quarter 2015 Form 10-Q filing. Accordingly, where presented in the MD&A, the June 30, 2015 balance sheet data has been revised for this error. In addition, the income statement impact of the revision is reflected in the MD&A for the nine months ended September 30, 2015. Refer to "Item 1. Financial Statements — Note 1 — Basis of Presentation” for additional information on the revisions.

Financial Results
The operations of the merged Seattle Bank have been included in our financial statements since June 1, 2015. The Merger had a significant impact on all aspects of our financial condition, results of operations, and cash flows, and as a result, financial results for the current period may not be directly comparable to financial results prior to the Merger. For additional information on the Merger, refer to "Item 1. Financial Statements — Note 2 — Merger".

For the three and nine months ended September 30, 2015, we reported net income of $38.9 million and $100.3 million compared to $26.6 million and $90.6 million for the same periods in 2014. Our net income, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was primarily driven by net interest income, other income (loss), and other expense.

Net interest income totaled $87.4 million and $235.6 million for the three and nine months ended September 30, 2015 compared to $64.0 million and $176.7 million for the same periods last year. The increase was primarily due to an increase in interest income resulting from higher advance and investment volumes. Our net interest margin was 0.29 percent during both the three and nine months ended September 30, 2015 compared with 0.28 percent and 0.30 percent during the same periods last year.

Our other income (loss) totaled $(11.8) million and $(14.7) million for the three and nine months ended September 30, 2015 compared to $(18.1) million and $(29.3) million for the same periods last year. The primary drivers of other income (loss) were net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities, as described below.

We utilize derivative instruments to manage interest rate risk, including mortgage prepayment risk. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. During the three and nine months ended September 30, 2015, we recorded net losses of $43.7 million and $38.8 million on our derivatives and hedging activities through other income (loss) compared to net losses of $16.8 million and $78.8 million during the same periods last year. These fair value changes were primarily attributable to the impact of changes in interest rates on interest rate swaps that we utilize to hedge our investment securities portfolio. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities" for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

Trading securities are recorded at fair value with changes in fair value reflected through other income (loss). During the three and nine months ended September 30, 2015, we recorded net gains on trading securities of $16.8 million and $8.6 million compared to net gains of $0.7 million and $47.2 million during the same periods in 2014. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities and were offset by changes in fair value on derivatives that we utilize to economically hedge these securities.

During the three and nine months ended September 30, 2015, other income (loss) was also impacted by a gain on a litigation settlement of $12.5 million. During the three and nine months ended September 30, 2014, other income (loss) was also impacted by losses on the extinguishment of debt of $10.0 million and $12.7 million, and realized gains on the sale of held-to-maturity (HTM) and available-for-sale (AFS) securities of $6.4 million and $9.7 million.
Other expenses totaled $31.8 million and $107.9 million for the three and nine months ended September 30, 2015 compared to $17.7 million and $48.4 million for the same periods last year. The increase was primarily due to merger related expenses of $2.7 million and $38.1 million for the three and nine months ended September 30, 2015. During both the three and nine months ended September 30, 2014, merger related expenses totaled $0.7 million. Merger related expenses primarily included compensation and benefit expenses and merger transaction and integration expenses. In addition, compensation and benefits, professional fees, contractual services, and other operating expenses also increased during the three and nine months ended September 30, 2015 when compared to the same periods last year due primarily to additional costs associated with operating a larger institution and temporary transitional expenses due to the Merger.

Our total assets increased to $120.4 billion at September 30, 2015 from $95.5 billion at December 31, 2014 due primarily to an increase in investments and advances. Investments increased $14.8 billion due primarily to the acquisition of investment securities as a result of the Merger. Advances increased mainly due to advances acquired as a result of the Merger, as well as increased borrowings from insurance company members, partially offset by a decrease in borrowings from a large depository institution member.

Our total liabilities increased to $115.3 billion at September 30, 2015 from $91.2 billion at December 31, 2014 due primarily to consolidated obligations assumed as a result of the Merger. Total capital increased to $5.1 billion at September 30, 2015 from $4.3 billion at December 31, 2014. The increase was primarily due to an increase of $657.5 million in capital stock outstanding due to capital stock issued as a result of the Merger and as a result of member activity. In addition, we recorded additional capital from merger on the merger date which primarily represents the amount of the Seattle Bank's closing retained earnings balance, adjusted for fair value and other purchase accounting adjustments, and identified intangible assets. Dividends to our members have been paid from this account since the merger date. We intend to pay future dividends to members, when and if declared, from this account until the additional capital from merger balance is depleted. Additional capital from merger totaled $220.6 million at September 30, 2015. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

Adjusted Earnings

As part of evaluating financial performance, we adjust GAAP net income before assessments and GAAP net interest income for the impact of (i) market adjustments relating to derivative and hedging activities and instruments held at fair value, (ii) realized gains (losses) on investment securities, and (iii) other non-routine and unpredictable items, including asset prepayment fee income, debt extinguishment losses, merger related expenses, and gains on litigation settlements, net. The resulting non-GAAP measure, referred to as our adjusted earnings, reflects both adjusted net interest income and adjusted net income.

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

As a member-owned cooperative, we endeavor to operate with a low but stable adjusted net interest margin. As indicated in the tables that follow, our adjusted net interest income and adjusted net income increased during the three and nine months ended September 30, 2015 when compared to the same periods in 2014. The increase in our adjusted net interest income and adjusted net income was primarily due to an increase in interest income due to higher advance and investment volumes.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
GAAP net interest income before provision (reversal) for credit losses on mortgage loans	$87.4	$64.0	$235.6	$176.7
Exclude:
Prepayment fees on advances, net	0.3	(0.4)	9.3	3.0
Prepayment fees on investments, net	1.7	—	1.7	—
Total adjustments	2.0	(0.4)	11.0	3.0
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(4.8)	(5.6)	(15.4)	(14.8)
Adjusted net interest income	$80.6	$58.8	$209.2	$158.9
Adjusted net interest margin	0.27%	0.27%	0.26%	0.27%

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
GAAP net income before assessments	$43.3	$29.6	$111.6	$100.7
Exclude:
Prepayment fees on advances, net	0.3	(0.4)	9.3	3.0
Prepayment fees on investments, net	1.7	—	1.7	—
Net gains (losses) on trading securities	16.8	0.7	8.6	47.2
Net gains (losses) from sale of available-for-sale securities	—	—	—	0.8
Net gains (losses) from sale of held-to-maturity securities	—	6.4	—	8.9
Net gains (losses) on financial instruments held at fair value	0.5	—	0.1	—
Net gains (losses) on derivatives and hedging activities	(43.7)	(16.8)	(38.8)	(78.8)
Net gains (losses) on extinguishment of debt	—	(10.0)	—	(12.7)
Gains on litigation settlements, net	12.5	—	12.5	—
Merger related expenses	(2.7)	(0.7)	(38.1)	(0.7)
Include:
Net interest expense on economic hedges	(4.8)	(5.6)	(15.4)	(14.8)
Adjusted net income	$53.1	$44.8	$140.9	$118.2

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Economic and market data received since the Federal Open Market Committee (FOMC or Committee) meeting in September of 2015 indicates that economic activity has been expanding moderately. Conditions in the labor market have continued to show signs of improvement. Growth in household spending and business fixed investments has been moderate and the housing sector has shown further improvement while net exports have remained subdued. Inflation has continued to run below the Committee's longer-run objective of two percent, partly reflecting declines in energy prices and non-energy import prices. Market-based measurements of inflation compensation have moved lower and long-term inflation expectations have remained stable. Recent global economic and financial developments may restrain economic activity and likely put further downward pressure on inflation measurements.

In its September 17, 2015 statement, the FOMC stated it expects that, with appropriate policy accommodation, economic activity will expand at a moderate pace and labor market conditions will improve toward levels the FOMC judges consistent with its dual mandate to foster maximum employment and price stability. The FOMC sees risks to the outlook for the economy and the labor market as nearly balanced but continues to monitor global developments. In addition, the FOMC stated it anticipates that inflation will remain near recent low levels in the near term, but it anticipates inflation will rise gradually towards its two percent objective over the medium term as the labor market improves further and the effects of lower energy prices and other factors dissipate. The FOMC will continue to monitor inflation developments closely.

Mortgage Markets

The housing market has continued to improve over the past year, as indicated by rising home prices, lower inventories of properties for sale, and increased housing construction activity along with increase sales of existing homes. The improvement in the housing market has been partly attributable to the continued strengthening of the economy. The outlook for a sustainable recovery in residential sales and home prices remains promising over the long term, as consumer sentiment continues to improve and first time home buyer activity improves.

Interest Rates

The following table shows information on key market interest rates1:

	Third Quarter 2015 3-Month Average	Third Quarter 2014 3-Month Average	Third Quarter 2015 9-Month Average	Third Quarter 2014 9-Month Average	September 30, 2015 Ending Rate	December 31, 2014 Ending Rate
Federal funds	0.14%	0.09%	0.13%	0.08%	0.07%	0.06%
Three-month LIBOR	0.31	0.23	0.28	0.23	0.33	0.26
2-year U.S. Treasury	0.68	0.50	0.63	0.42	0.63	0.67
10-year U.S. Treasury	2.22	2.49	2.11	2.62	2.04	2.17
30-year residential mortgage note	3.96	4.13	3.83	4.24	3.86	3.83

1	Source is Bloomberg.

The Federal Reserve's key target interest rate, the Federal funds rate, maintained a range of 0.00 to 0.25 percent throughout 2014 and 2015. In its September 17, 2015 statement, the FOMC reaffirmed that the current exceptionally low target range for the Federal funds rate remains appropriate. The FOMC stated that it will assess progress towards its longer-run goals of maximum employment and a two percent inflation rate. The assessment will take into account measures of labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments. The Committee anticipates it will be appropriate to increase the target range for the Federal funds rate when information indicates continued improvement in the labor market and the Committee is reasonably confident inflation will move back to its two percent objective.

The 10-year U.S. Treasury yields and mortgage rates were lower on average in the third quarter of 2015 when compared to prior year. Interest rates gradually declined as concerns of growth and declines in commodity prices have impacted markets globally. While the FOMC considers removing monetary policy accommodation as data warrants, foreign central banks have eased monetary policy further in 2015.

In its September 17, 2015 statement, the FOMC stated that it is maintaining its existing policy of reinvesting principal payments from the Federal Reserve's holdings of agency debt and agency mortgage-backed securities (MBS) into agency MBS and of rolling over maturing U.S. Treasury securities at auction. The FOMC also stated that the policy of keeping the Federal Reserve's holdings of longer-term securities at sizable levels should help maintain accommodative financial conditions and also that when the Committee decides to begin removing policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of two percent. The Committee further stated that it currently anticipates that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target Federal funds rate below the rate that the Committee views as normal in the long run.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Third Quarter 2015 3-Month Average	Third Quarter 2014 3-Month Average	Third Quarter 2015 9-Month Average	Third Quarter 2014 9-Month Average	September 30, 2015 Ending Spread	December 31, 2014 Ending Spread
3-month	(13.5)	(13.7)	(15.1)	(14.5)	(16.5)	(14.8)
2-year	(6.5)	(9.0)	(10.5)	(7.7)	(3.8)	(11.1)
5-year	9.1	2.3	3.2	3.8	11.6	1.5
10-year	54.7	31.6	45.1	35.8	66.6	39.9

1	Source is the Office of Finance.

As a result of our credit quality, we generally have ready access to funding at relatively competitive interest rates. During the third quarter of 2015, our funding spreads relative to London Interbank Offered Rate (LIBOR) deteriorated when compared to spreads at December 31, 2014. During 2015, we have utilized consolidated obligation discount notes in addition to step-up, callable, and term fixed rate consolidated obligation bonds to capture attractive funding, match the repricing structures on advances and investments, and meet liquidity requirements. Spreads relative to LIBOR increased on long term debt as investor demand remained more focused on short-term maturities.

SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	September 30, 2015	June 30, 2015 Revised[10]	March 31, 2015	December 31, 2014	September 30, 2014
Investments[1]	$37,911	$42,754	$27,059	$23,079	$17,948
Advances	74,484	68,181	63,562	65,168	64,220
Mortgage loans held for portfolio, gross	6,879	7,030	6,545	6,567	6,530
Allowance for credit losses	(1)	(1)	(1)	(5)	(6)
Total assets	120,360	118,758	97,732	95,524	98,399
Consolidated obligations
Discount notes	77,247	70,227	60,420	57,773	62,803
Bonds	36,488	41,974	32,031	32,362	30,387
Total consolidated obligations[2]	113,735	112,201	92,451	90,135	93,190
Mandatorily redeemable capital stock	106	119	24	24	8
Total liabilities	115,242	113,774	93,445	91,212	94,079
Capital stock — Class B putable	4,126	3,885	3,428	3,469	3,456
Additional capital from merger	221	246	—	—	—
Retained earnings	770	731	729	720	712
Accumulated other comprehensive income	1	122	130	123	152
Total capital	5,118	4,984	4,287	4,312	4,320

	For the Three Months Ended
Statements of Income	September 30, 2015	June 30, 2015 Revised[10]	March 31, 2015	December 31, 2014	September 30, 2014
Net interest income	$87.4	$79.7	$68.5	$74.0	$64.0
Provision (reversal) for credit losses on mortgage loans	0.5	0.5	0.4	(0.7)	(1.4)
Other income (loss)[3]	(11.8)	6.6	(9.5)	(22.0)	(18.1)
Other expense[4]	31.8	56.0	20.1	18.9	17.7
Assessments	4.4	3.0	3.9	3.4	3.0
Net income	38.9	26.8	34.6	30.4	26.6

Selected Financial Ratios[5]
Net interest spread[6]	0.27%	0.28%	0.26%	0.29%	0.27%
Net interest margin[7]	0.29	0.30	0.28	0.30	0.28
Return on average equity	3.08	2.35	3.30	2.80	2.69
Return on average capital stock	3.92	2.95	4.11	3.50	3.43
Return on average assets	0.13	0.10	0.14	0.12	0.12
Average equity to average assets	4.22	4.28	4.27	4.44	4.43
Regulatory capital ratio[8]	4.34	4.19	4.28	4.41	4.24
Dividend payout ratio[9]	66.48	92.56	74.12	73.01	73.13

1	Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS, and HTM securities.

2
The total par value of outstanding consolidated obligations of the FHLBanks was $856.5 billion, $852.8 billion, $812.2 billion, $847.2 billion, and $816.9 billion at September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, and September 30, 2014, respectively.

3
Other income (loss) includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, net gains (losses) on the extinguishment of debt, net gain (losses) on the disposal of fixed assets, and gains on litigation settlements, net.

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

10
Amounts reported have been revised for immaterial errors identified during the third quarter of 2015. These amounts reported will differ from the previously issued financial statements and footnotes for the three and six months ended June 30, 2015. Refer to "Item 1. Financial Statements — Note 1 — Basis of Presentation” for additional information on the revisions.

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the three and nine months ended September 30, 2015 and 2014 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Net interest income	$87.4	$64.0	$23.4	36.6%	$235.6	$176.7	$58.9	33.3%
Provision (reversal) for credit losses on mortgage loans	0.5	(1.4)	1.9	(135.7)	1.4	(1.7)	3.1	(182.4)
Other income (loss)	(11.8)	(18.1)	6.3	(34.8)	(14.7)	(29.3)	14.6	(49.8)
Other expense	31.8	17.7	14.1	79.7	107.9	48.4	59.5	122.9
Assessments	4.4	3.0	1.4	46.7	11.3	10.1	1.2	11.9
Net income	$38.9	$26.6	$12.3	46.2%	$100.3	$90.6	$9.7	10.7%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Three Months Ended September 30,
	2015			2014
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$541	0.12%	$0.1	$354	0.07%	$0.1
Securities purchased under agreements to resell	5,497	0.12	1.7	9,599	0.05	1.3
Federal funds sold	4,221	0.13	1.3	3,856	0.08	0.7
Mortgage-backed securities[2,3]	19,784	0.92	46.0	10,403	1.17	30.6
Other investments[2,3,4,5]	11,510	1.04	30.3	2,366	2.59	15.4
Advances[3,6]	69,693	0.46	80.7	54,770	0.43	59.3
Mortgage loans[7]	6,960	3.58	62.8	6,513	3.69	60.6
Loans to other FHLBanks	1	0.12	—	—	—	—
Total interest-earning assets	118,207	0.75	222.9	87,861	0.76	168.0
Non-interest-earning assets	653	—	—	699	—	—
Total assets	$118,860	0.74%	$222.9	$88,560	0.75%	$168.0
Interest-bearing liabilities
Deposits	$960	0.04%	$—	$447	0.01%	$0.1
Consolidated obligations
Discount notes[3]	68,443	0.13	22.9	63,289	0.08	12.3
Bonds[3]	43,322	1.02	111.5	20,135	1.81	91.6
Other interest-bearing liabilities[8]	117	3.34	1.1	8	2.06	—
Total interest-bearing liabilities	112,842	0.48	135.5	83,879	0.49	104.0
Non-interest-bearing liabilities	1,003	—	—	761	—	—
Total liabilities	113,845	0.47	135.5	84,640	0.49	104.0
Capital	5,015	—	—	3,920	—	—
Total liabilities and capital	$118,860	0.45%	$135.5	$88,560	0.47%	$104.0
Net interest income and spread[9]		0.27%	$87.4		0.27%	$64.0
Net interest margin[10]		0.29%			0.28%
Average interest-earning assets to interest-bearing liabilities		104.75%			104.75%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4	Other investments primarily include other U.S. obligations, government-sponsored enterprise (GSE) obligations, state or local housing agency obligations, and taxable municipal bonds.

5
Other investment interest income includes prepayment fee income of $3.1 million during the three months ended September 30, 2015 as a result of an AFS security prepayment. This was offset in part by the amortization of fair value hedging adjustments related to the prepayment of ($1.4) million. There were no prepayments received on investments during the three months ended September 30, 2014.

6	Advance interest income includes prepayment fee income of $0.3 million and $(0.4) million for the three months ended September 30, 2015 and 2014.

7	Non-accrual loans are included in the average balance used to determine the average yield.

8	Other interest-bearing liabilities consists of mandatorily redeemable capital stock and borrowings from other FHLBanks.

9	Represents yield on total interest-earning assets minus yield on total interest-bearing liabilities.

10	Represents net interest income expressed as a percentage of average interest-earning assets.

The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Nine Months Ended September 30,
	2015			2014
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$516	0.11%	$0.4	$339	0.07%	$0.2
Securities purchased under agreements to resell	6,550	0.09	4.3	7,915	0.05	2.9
Federal funds sold	4,282	0.11	3.6	2,903	0.07	1.5
Mortgage-backed securities[2,3]	15,774	0.98	115.8	9,425	1.23	86.4
Other investments[2,3,4,5]	7,306	1.21	66.1	2,390	2.63	47.0
Advances[3,6]	66,675	0.44	219.0	49,086	0.46	169.5
Mortgage loans[7]	6,738	3.62	182.4	6,502	3.79	184.2
Total interest-earning assets	107,841	0.73	591.6	78,560	0.84	491.7
Non-interest-earning assets	654	—	—	670	—	—
Total assets	$108,495	0.73%	$591.6	$79,230	0.83%	$491.7
Interest-bearing liabilities
Deposits	$745	0.03%	$0.1	$558	0.01%	$0.1
Consolidated obligations
Discount notes[3]	64,869	0.11	52.6	50,733	0.08	31.7
Bonds[3]	37,146	1.09	301.6	23,407	1.62	283.1
Other interest-bearing liabilities[8]	67	3.24	1.7	10	1.84	0.1
Total interest-bearing liabilities	102,827	0.46	356.0	74,708	0.56	315.0
Non-interest-bearing liabilities	1,052	—	—	873	—	—
Total liabilities	103,879	0.46	356.0	75,581	0.56	315.0
Capital	4,616	—	—	3,649	—	—
Total liabilities and capital	$108,495	0.44%	$356.0	$79,230	0.53%	$315.0
Net interest income and spread[9]		0.27%	$235.6		0.28%	$176.7
Net interest margin[10]		0.29%			0.30%
Average interest-earning assets to interest-bearing liabilities		104.88%			105.16%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4	Other investments primarily include other U.S. obligations, GSE obligations, state or local housing agency obligations, and taxable municipal bonds.

5
Other investment interest income includes prepayment fee income of $3.1 million during the nine months ended September 30, 2015 as a result of an AFS security prepayment. This was offset in part by the amortization of fair value hedging adjustments related to the prepayment of ($1.4) million. There were no prepayments received on investments during the nine months ended September 30, 2014.

6	Advance interest income includes prepayment fee income of $9.3 million and $3.0 million for the nine months ended September 30, 2015 and 2014.

7	Non-accrual loans are included in the average balance used to determine the average yield.

8	Other interest-bearing liabilities consists of mandatorily redeemable capital stock and borrowings from other FHLBanks.

9	Represents yield on total interest-earning assets minus yield on total interest-bearing liabilities.

10	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Three Months Ended			Nine Months Ended
	September 30, 2015 vs. September 30, 2014			September 30, 2015 vs. September 30, 2014
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$—	$—	$—	$0.1	$0.1	$0.2
Securities purchased under agreements to resell	(0.7)	1.1	0.4	(0.6)	2.0	1.4
Federal funds sold	0.1	0.5	0.6	1.0	1.1	2.1
Mortgage-backed securities	23.0	(7.6)	15.4	49.7	(20.3)	29.4
Other investments	28.9	(14.0)	14.9	55.3	(36.2)	19.1
Advances	17.0	4.4	21.4	64.0	(14.5)	49.5
Mortgage loans	4.1	(1.9)	2.2	7.6	(9.4)	(1.8)
Total interest income	72.4	(17.5)	54.9	177.1	(77.2)	99.9
Interest expense
Deposits	(0.1)	—	(0.1)	—	—	—
Consolidated obligations
Discount notes	1.2	9.4	10.6	8.9	12.0	20.9
Bonds	72.6	(52.7)	19.9	131.0	(112.5)	18.5
Other interest-bearing liabilities	1.1	—	1.1	1.4	0.2	1.6
Total interest expense	74.8	(43.3)	31.5	141.3	(100.3)	41.0
Net interest income	$(2.4)	$25.8	$23.4	$35.8	$23.1	$58.9

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the yield on total interest-bearing liabilities. For both the three and nine months ended September 30, 2015, our net interest spread was 0.27 percent compared to 0.27 percent and 0.28 percent during the same periods in 2014. Our net interest spread was primarily impacted by a lower yield on total interest-earning assets, partially offset by an improved yield on total interest-bearing liabilities. The primary components of our interest income and interest expense are discussed below.

Advances

Interest income on advances (including prepayment fees on advances, net) increased 36 percent and 29 percent during the three and nine months ended September 30, 2015 when compared to the same periods in 2014 due primarily to higher average volumes and higher advance prepayment fee income, partially offset by the low interest rate environment. Average advance volumes increased primarily due to borrowings from a large depository institution member during the third quarter of 2014 that remained outstanding throughout 2015, as well as advances acquired as a result of the Merger. Advance prepayment fee income increased to $0.3 million and $9.3 million during the three and nine months ended September 30, 2015 from $(0.4) million and $3.0 million during the same periods in 2014. The prepayment fee income during the nine months ended September 30, 2015 was primarily due to a prepayment by a large depository institution member.

Investments

Interest income on investments increased 65 and 38 percent during the three and nine months ended September 30, 2015 when compared to the same periods in 2014 due primarily to higher average volumes of MBS and other investments, partially offset by the low interest rate environment. Average MBS volumes increased due to the purchase of GSE and other U.S. obligation MBS during the year, as well as the acquisition of certain GSE and other U.S. obligation MBS as a result of the Merger. Average other investment volumes increased due to the acquisition of certain other U.S. obligation, GSE obligation, and state or local housing agency obligation securities as a result of the Merger. In addition, we received a prepayment fee during the three and nine months ended September 30, 2015 of $3.1 million as a result of a prepayment of an other investment security. This was offset in part by the amortization of fair value adjustments related to the prepayment of ($1.4) million.

Mortgage Loans

Interest income on mortgage loans increased four percent during the three months ended September 30, 2015 when compared to the same period in 2014. The increase was primarily due to an increase in volume due to the acquisition of Mortgage Purchase Program (MPP) loans as a result of the Merger. Interest income on mortgage loans decreased one percent during the nine months ended September 30, 2015 when compared to the same period in 2014. The decrease was driven by the low interest rate environment, partially offset by an increase in volume due to the acquisition of MPP loans as a result of the Merger. Refer to "Item 1. Financial Statements — Note 9 — Mortgage Loans Held for Portfolio” for additional information on our MPP loans.

Bonds

Interest expense on bonds increased 22 percent and seven percent during the three and nine months ended September 30, 2015 when compared to the same periods in 2014 due to higher average bond volumes primarily due to bonds assumed as a result of the Merger, partially offset by the low interest rate environment.

Discount Notes

Interest expense on discount notes increased 86 and 66 percent during the three and nine months ended September 30, 2015 when compared to the same periods in 2014 due to higher discount note rates and higher average volumes. Discount notes were utilized to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity. Average volumes also increased due to the assumption of discount notes as a result of the Merger.

Provision (Reversal) for Credit Losses on Mortgage Loans

During the three and nine months ended September 30, 2015, we recorded a provision for credit losses on Mortgage Partnership Finance (MPF) program mortgage loans (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago) of $0.2 million and $0.9 million due primarily to increased loan charge-offs. We also recorded a provision for credit losses on MPP loans acquired from the Seattle Bank of $0.3 million and $0.5 million during the three and nine months ended September 30, 2015 due to current and projected loan delinquencies and loss severity. During the three and nine months ended September 30, 2014, we recorded a reversal for credit losses on our MPF loans of $1.4 million and $1.7 million due primarily to a reduction in loan delinquencies and improvements in housing market forecasts.
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

Other Income (Loss)

The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net gains (losses) on trading securities	$16.8	$0.7	$8.6	$47.2
Net gains (losses) from sale of available-for-sale securities	—	—	—	0.8
Net gains (losses) from sale of held-to-maturity securities	—	6.4	—	8.9
Net gains (losses) on financial instruments held at fair value	0.5	—	0.1	—
Net gains (losses) on derivatives and hedging activities	(43.7)	(16.8)	(38.8)	(78.8)
Net gains (losses) on extinguishment of debt	—	(10.0)	—	(12.7)
Gains on litigation settlements, net	12.5	—	12.5	—
Other, net	2.1	1.6	2.9	5.3
Total other income (loss)	$(11.8)	$(18.1)	$(14.7)	$(29.3)

Other income (loss) can be volatile from period to period depending on the type of financial activity recorded. During the three and nine months ended September 30, 2015, other income (loss) was primarily impacted by net gains (losses) on derivatives and hedging activities, net gains (losses) on trading securities, and gains on litigation settlements, net.

We use derivatives to manage interest rate risk, including mortgage prepayment risk. During the three and nine months ended September 30, 2015, we recorded net losses of $43.7 million and $38.8 million on our derivatives and hedging activities through other income (loss) compared to net losses of $16.8 million and $78.8 million during the same periods in 2014. These fair value changes were primarily attributable to the impact of changes in interest rates on interest rate swaps that we utilize to hedge our investment securities portfolio. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

Trading securities are recorded at fair value with changes in fair value reflected through other income (loss). During the three and nine months ended September 30, 2015, we recorded net gains on trading securities of $16.8 million and $8.6 million compared to net gains of $0.7 million and $47.2 million during the same periods in 2014. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities which are generally offset by the changes in fair value on derivatives that we utilize to economically hedge these securities.

During the three and nine months ended September 30, 2015, other income (loss) was also impacted by a gain on a litigation settlement totaling $12.5 million. During the three and nine months ended September 30, 2014, other income (loss) was also impacted by losses on the extinguishment of debt of $10.0 million and $12.7 million and realized gains on the sale of HTM and AFS securities of $6.4 million and $9.7 million. Refer to "Part II. Item 1. Legal Proceedings” for additional discussion on the private-label mortgage-backed security litigation (the Private-Label MBS Litigation).
Hedging Activities

We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition. Accounting rules affect the timing and recognition of income and expense on derivatives and therefore we may be subject to income statement volatility.

If a hedging activity qualifies for hedge accounting treatment (fair value hedge), we include the periodic cash flow components of the derivative related to interest income or expense in the relevant income statement caption consistent with the hedged asset or liability. We also record the amortization of fair value hedging adjustments from terminated hedges and the amortization of the financing element of our off market derivatives in interest income or expense or other income (loss). Changes in the fair value of both the derivative and the hedged item are recorded as a component of other income (loss) in “Net gains (losses) on derivatives and hedging activities."

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

	For the Three Months Ended September 30, 2015
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net interest income:
Net amortization/accretion[1]	$8.8	$1.6	$(0.5)	$0.2	$—	$—	$10.1
Net interest settlements	(58.9)	(45.7)	—	35.1	—	—	(69.5)
Total impact to net interest income	(50.1)	(44.1)	(0.5)	35.3	—	—	(59.4)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	—	(3.9)	—	(2.7)	—	—	(6.6)
Gains (losses) on economic hedges	—	(37.4)	—	0.3	—	—	(37.1)
Total net gains (losses) on derivatives and hedging activities	—	(41.3)	—	(2.4)	—	—	(43.7)
Net gains (losses) on trading securities[2]	—	17.9	—	—	—	—	17.9
Net gains (losses) on financial instruments held at fair value	(0.1)	—	—	0.3	0.3	—	0.5
Total impact to other income (loss)	(0.1)	(23.4)	—	(2.1)	0.3	—	(25.3)
Total net effect of hedging activities[3]	$(50.2)	$(67.5)	$(0.5)	$33.2	$0.3	$—	$(84.7)

	For the Three Months Ended September 30, 2014
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Total
Net interest income:
Net amortization/accretion[1]	$(6.9)	$—	$(0.5)	$5.1	$—	$—	$(2.3)
Net interest settlements	(41.0)	(30.2)	—	18.8	—	—	(52.4)
Total impact to net interest income	(47.9)	(30.2)	(0.5)	23.9	—	—	(54.7)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	0.4	(14.6)	—	2.1	—	—	(12.1)
Gains (losses) on economic hedges	—	(4.7)	—	—	—	—	(4.7)
Total net gains (losses) on derivatives and hedging activities	0.4	(19.3)	—	2.1	—	—	(16.8)
Net gains (losses) on trading securities[2]	—	0.7	—	—	—	—	0.7
Net amortization/accretion[4]	—	—	—	(0.8)	—	—	(0.8)
Total impact to other income (loss)	0.4	(18.6)	—	1.3	—	—	(16.9)
Total net effect of hedging activities[3]	$(47.5)	$(48.8)	$(0.5)	$25.2	$—	$—	$(71.6)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off market derivatives.

2
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3	The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance and investment hedge relationships.

4	Represents the amortization/accretion of fair value hedging adjustments on closed bond hedge relationships included in other income (loss) as a result of debt extinguishments.

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Nine Months Ended September 30, 2015
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet[5]	Total
Net interest income:
Net amortization/accretion[1]	$4.1	$2.4	$(1.8)	$5.2	$—	$—	$9.9
Net interest settlements	(144.8)	(113.6)	—	91.6	—	—	(166.8)
Total impact to net interest income	(140.7)	(111.2)	(1.8)	96.8	—	—	(156.9)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	1.5	(0.5)	—	(0.3)	—	—	0.7
Gains (losses) on economic hedges	—	(40.4)	(0.1)	0.6	0.5	(0.1)	(39.5)
Total net gains (losses) on derivatives and hedging activities	1.5	(40.9)	(0.1)	0.3	0.5	(0.1)	(38.8)
Net gains (losses) on trading securities[2]	—	9.4	—	—	—	—	9.4
Net gains (losses) on financial instruments held at fair value	(0.1)	—	—	0.2	—	—	0.1
Total impact to other income (loss)	1.4	(31.5)	(0.1)	0.5	0.5	(0.1)	(29.3)
Total net effect of hedging activities[3]	$(139.3)	$(142.7)	$(1.9)	$97.3	$0.5	$(0.1)	$(186.2)

	For the Nine Months Ended September 30, 2014
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Balance Sheet[5]	Total
Net interest income:
Net amortization/accretion[1]	$(24.6)	$—	$(1.3)	$18.9	$—	$—	$(7.0)
Net interest settlements	(121.9)	(83.6)	—	45.7	—	—	(159.8)
Total impact to net interest income	(146.5)	(83.6)	(1.3)	64.6	—	—	(166.8)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	1.3	(35.1)	—	3.0	—	—	(30.8)
Gains (losses) on economic hedges	(0.1)	(60.2)	(0.2)	12.5	—	—	(48.0)
Total net gains (losses) on derivatives and hedging activities	1.2	(95.3)	(0.2)	15.5	—	—	(78.8)
Net gains (losses) on trading securities[2]	—	47.2	—	—	—	—	47.2
Net amortization/accretion[4]	—	—	—	(0.4)	—	—	(0.4)
Total impact to other income (loss)	1.2	(48.1)	(0.2)	15.1	—	—	(32.0)
Total net effect of hedging activities[3]	$(145.3)	$(131.7)	$(1.5)	$79.7	$—	$—	$(198.8)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off market derivatives.

2
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3	The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance and investment hedge relationships.

4	Represents the amortization/accretion of fair value hedging adjustments on closed bond hedge relationships included in other income (loss) as a result of debt extinguishments.

5	Represents net gains on interest rate swaptions. We did not hold any interest rate swaptions in 2014.

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities and the maturity, call, or prepayment of assets or liabilities previously in hedge relationships. In addition, amortization is impacted by the financing element of our off market derivatives. Amortization/accretion on advances, investments, mortgage loans, and consolidated obligation bonds during the three and nine months ended September 30, 2015 and 2014 resulted primarily from the normal amortization of fair value hedging adjustments.

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

The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Gains (losses) on interest rate swaps economically hedging our investments	$(31.5)	$0.9	$(23.5)	$(43.3)
Gains (losses) on interest rate swaps in ineffective fair value hedge relationships	(0.5)	—	(0.5)	—
Interest settlements	(5.4)	(5.6)	(16.4)	(16.9)
Net gains (losses) on investment derivatives	(37.4)	(4.7)	(40.4)	(60.2)
Net gains (losses) on related trading securities	17.9	0.7	9.4	47.2
Net gains (losses) on economic investment hedge relationships	$(19.5)	$(4.0)	$(31.0)	$(13.0)

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

The following table summarizes gains and losses on economic derivatives hedging our consolidated obligation discount notes as well as related consolidated obligation discount notes elected under the fair value option for the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, we did not have any economic derivatives hedging our consolidated obligation discount notes (dollars in millions):

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2015	2015
Gains (losses) on interest rate swaps economically hedging our consolidated obligation discount notes	$(0.3)	$—
Interest settlements	0.3	0.5
Net gains (losses) on consolidated obligation discount note derivatives	—	0.5
Net gains (losses) on related consolidated obligation discount notes elected under the fair value option	0.3	—
Net gains (losses) on economic consolidated obligation discount note hedge relationships	$0.3	$0.5

The following table summarizes gains and losses on economic derivatives hedging our consolidated obligation bonds as well as related consolidated obligation bonds elected under the fair value option for the three and nine months ended September 30, 2015 and for the nine months ended September 30, 2014. For the three months ended September 30, 2014, we did not have any economic derivatives hedging our consolidated obligation bonds (dollars in millions):

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2015	2015	2014
Gains (losses) on interest rate swaps economically hedging our consolidated obligation bonds	$(0.1)	$(0.1)	$—
Gains (losses) on interest rate swaps in ineffective fair value hedge relationships	—	0.1	10.3
Interest settlements	0.4	0.6	2.2
Net gains (losses) on consolidated obligation bond derivatives	0.3	0.6	12.5
Net gains (losses) on related consolidated obligation bonds elected under the fair value option	0.3	0.2	—
Net gains (losses) on economic consolidated obligation bond hedge relationships	$0.6	$0.8	$12.5

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Compensation and benefits	$12.4	$8.7	$33.9	$24.3
Contractual services	3.9	1.1	8.5	5.0
Professional fees	4.5	1.1	6.4	2.7
Merger related expenses	2.7	0.7	38.1	0.7
Other operating expenses	4.2	2.3	10.1	6.9
Total operating expenses	27.7	13.9	97.0	39.6
Federal Housing Finance Agency	1.9	0.8	5.0	2.4
Office of Finance	1.4	1.0	3.8	2.8
Other, net	0.8	2.0	2.1	3.6
Total other expense	$31.8	$17.7	$107.9	$48.4

Other expenses totaled $31.8 million and $107.9 million for the three and nine months ended September 30, 2015 compared to $17.7 million and $48.4 million for the same periods last year. The increase was primarily due to merger related expenses incurred as a result of the Merger, additional costs associated with operating a larger institution, and temporary transition expenses due to the Merger.

The following table provides a summary of merger related expenses incurred during the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Compensation and benefits[1]	$1.3	$—	$28.4	$—
Contractual services and professional fees	1.3	0.7	8.0	0.7
Other merger related expenses	0.1	—	1.7	—
Total	$2.7	$0.7	$38.1	$0.7

1
Primarily includes expenses related to change in control, severance, and retention agreements. Also includes a $10.2 million discretionary contribution made to bring the Seattle qualified defined benefit pension plan to a similar funding status as the Des Moines qualified defined benefit pension plan during the nine months ended September 30, 2015.

Merger related expenses primarily include compensation and benefits expenses and Merger transaction and integration expenses. Compensation and employee benefits expenses consisted substantially of change in control agreements and severance packages paid to transition employees, as well as a discretionary contribution made to bring the Seattle qualified defined benefit pension plan to a similar funding status as the Des Moines qualified defined benefit pension plan. Merger transaction and integration expenses primarily include contractual services and professional fees paid to attorneys, accountants, and consultants for work related to the Merger.

The integration approach utilized for the Merger included the transfer of all Seattle member and business data to Des Moines systems necessary to ensure that business with all members could be conducted with the combined Bank as of the merger date. Due to this approach, integration activities are substantially complete and we anticipate incurring minimal additional merger related expenses during the remainder of 2015 and 2016.

STATEMENTS OF CONDITION

Financial Highlights

Our total assets increased to $120.4 billion at September 30, 2015 from $95.5 billion at December 31, 2014. Our total liabilities increased to $115.3 billion at September 30, 2015 from $91.2 billion at December 31, 2014. Total capital increased to $5.1 billion at September 30, 2015 from $4.3 billion at December 31, 2014. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash and Due from Banks

At September 30, 2015, our total cash balance was $765.5 million compared to $495.2 million at December 31, 2014. The increase was primarily due to limited investment opportunities on the last day of the quarter.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	September 30, 2015	December 31, 2014
Commercial banks	$42,004	$45,037
Thrifts	3,317	1,476
Credit unions	2,306	927
Insurance companies	24,389	17,012
Community development financial institution	3	—
Total member advances	72,019	64,452
Housing associates	109	57
Non-member borrowers	1,945	443
Total par value	$74,073	$64,952

Our total advance par value increased $9.1 billion or 14 percent at September 30, 2015 when compared to December 31, 2014. The increase in total par value was primarily due to advances acquired as a result of the Merger, as well as an increase in borrowings from insurance company members, partially offset by a decrease in borrowings from a large depository institution member.

The following table summarizes our advances by product type (dollars in millions):

	September 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Variable rate	$46,307	62.5	$46,717	71.9
Fixed rate	26,608	35.9	17,739	27.3
Amortizing	1,158	1.6	496	0.8
Total par value	74,073	100.0	64,952	100.0
Premiums	145		—
Discounts	(9)		(6)
Fair value hedging adjustments	275		222
Total advances	$74,484		$65,168

Premiums increased $145.4 million at September 30, 2015 when compared to December 31, 2014. The increase was as a result of the Merger as the fair value of the advances acquired exceeded the par value on the merger date. Fair value hedging adjustments changed $53.1 million or 24 percent at September 30, 2015 when compared to December 31, 2014 due in part to fair value adjustments on advances in new hedge relationships. In conjunction with the Merger, we swapped certain acquired advances to LIBOR in order to manage our interest rate risk.

At September 30, 2015 and December 31, 2014, advances outstanding to our five largest member borrowers totaled $38.9 billion and $42.6 billion, representing 53 and 66 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at September 30, 2015 (dollars in millions):

	Amount	% of Total
Wells Fargo Bank, N.A.	$26,500	35.8
TH Insurance Holdings Company LLC	3,710	5.0
Old Georgetown Insurance Company, LLC	3,502	4.7
HICA Education Loan Corporation	2,800	3.8
Transamerica Life Insurance Company[1]	2,350	3.2
Total par value	$38,862	52.5

1	Excludes $400.0 million of outstanding advances with Transamerica Premier Life Insurance Company, an affiliate of Transamerica Life Insurance Company.

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

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no probable credit losses on our advances as of September 30, 2015 and December 31, 2014. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following tables summarize information on our mortgage loans held for portfolio (dollars in millions):

	September 30, 2015
	MPF	MPP	Total
Fixed rate conventional loans	$5,686	$493	$6,179
Fixed rate government-insured loans	553	53	606
Total unpaid principal balance	6,239	546	6,785
Premiums	77	19	96
Discounts	(10)	(2)	(12)
Basis adjustments from mortgage loan commitments	10	—	10
Total mortgage loans held for portfolio	6,316	563	6,879
Allowance for credit losses	(1)	—	(1)
Total mortgage loans held for portfolio, net	$6,315	$563	$6,878

	December 31, 2014
	MPF	MPP	Total
Fixed rate conventional loans	$5,916	$—	$5,916
Fixed rate government-insured loans	570	—	570
Total unpaid principal balance	6,486	—	6,486
Premiums	82	—	82
Discounts	(12)	—	(12)
Basis adjustments from mortgage loan commitments	11	—	11
Total mortgage loans held for portfolio	6,567	—	6,567
Allowance for credit losses	(5)	—	(5)
Total mortgage loans held for portfolio, net	$6,562	$—	$6,562

Our total mortgage loans increased $0.3 billion or five percent at September 30, 2015 when compared to December 31, 2014. The increase was primarily due to MPP loans acquired as a result of the Merger, partially offset by a decline in MPF loans due to principal paydowns exceeding mortgage loan purchases.

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

Our allowance for credit losses on MPF loans declined $3.9 million or 79 percent at September 30, 2015 when compared to December 31, 2014 due to charge-offs of $5.2 million, partially offset by recoveries of $0.4 million and a provision for credit losses on MPF loans of $0.9 million. The provision was primarily due to increased loan charge-offs. We also recorded a provision for credit losses on MPP loans acquired from the Seattle Bank of $0.3 million and $0.5 million during the three and nine months ended September 30, 2015 due to current and projected loan delinquencies and loss severity.

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

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	September 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	5,000	13.2	5,091	22.1
Federal funds sold	2,180	5.7	1,860	8.1
GSE obligations	50	0.1	—	—
State or local housing agency obligations	9	—	—	—
Other	20	0.1	—	—
Total short-term investments	7,260	19.1	6,952	30.2
Long-term investments[2]
Interest-bearing deposits	1	—	1	—
Mortgage-backed securities
GSE single-family	6,660	17.6	2,826	12.2
GSE multifamily	10,477	27.6	7,465	32.4
Other U.S. obligations single-family[3]	2,395	6.3	1,979	8.6
Other U.S. obligations commercial[3]	6	—	2	—
Private-label residential	22	0.1	25	0.1
Total mortgage-backed securities	19,560	51.6	12,297	53.3
Non-mortgage-backed securities
Other U.S. obligations[3]	4,353	11.5	420	1.8
GSE obligations	4,152	11.0	2,849	12.3
State or local housing agency obligations	2,021	5.3	96	0.4
Other	564	1.5	464	2.0
Total non-mortgage-backed securities	11,090	29.3	3,829	16.5
Total long-term investments	30,651	80.9	16,126	69.8
Total investments	$37,911	100.0	$23,079	100.0

1	Short-term investments have original maturities of less than one year.

2	Long-term investments have original maturities of greater than one year.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

Our investments increased $14.8 billion or 64 percent at September 30, 2015 when compared to December 31, 2014. The increase was primarily a result of the Merger. Investments acquired mainly included GSE and other U.S. obligation MBS, and other U.S. obligation, GSE obligation, and state or local housing agency obligation non-MBS securities. We also purchased certain GSE and other U.S. obligation MBS during the first half of the year that met our investment targets.

The Finance Agency limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. At September 30, 2015, our ratio of MBS to regulatory capital was 3.74 due to the Merger, and as a result, we are precluded from purchasing any additional MBS until this ratio fall below 3.00. At December 31, 2014, our ratio of MBS to regulatory capital was 2.89.

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

Refer to “Item 1. Financial Statements — Note 7 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis performed at September 30, 2015. As a result of our analysis, we determined that all gross unrealized losses on our investment portfolio are temporary. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. As a result, we did not consider any of these securities to be other-than-temporarily-impaired at September 30, 2015.

Other Assets

Our total other assets increased $16.5 million or 46 percent at September 30, 2015 when compared to December 31, 2014. The increase was primarily due to a receivable of $12.5 million recorded at September 30, 2015 related to a settlement with a defendant in connection with the Bank's Private-Label MBS Litigation. Refer to “Part II. Item 1. Legal Proceedings” for additional discussion on the Private-Label MBS Litigation.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At September 30, 2015 and December 31, 2014, the carrying value of consolidated obligations for which we are primarily liable totaled $113.7 billion and $90.1 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	September 30, 2015	December 31, 2014
Par value	$77,272	$57,781
Discounts	(25)	(8)
Total	$77,247	$57,773

Our discount notes increased $19.5 billion or 34 percent at September 30, 2015 when compared to December 31, 2014. The increase was primarily due to discount notes assumed as a result of the Merger. In addition, we continued to utilize discount notes to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

For additional information on our discount notes, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

BONDS

The following table summarizes information on our bonds (dollars in millions):

	September 30, 2015	December 31, 2014
Total par value	$36,103	$32,333
Premiums	334	21
Discounts	(38)	(18)
Fair value hedging adjustments	87	26
Fair value option adjustments	2	—
Total bonds	$36,488	$32,362

Our bonds increased $4.1 billion or 13 percent at September 30, 2015 when compared to December 31, 2014. The increase was primarily due to bonds assumed as a result of the Merger. Premiums increased $313.4 million when compared to December 31, 2014. The increase was a result of the Merger as the fair value of the bonds assumed exceeded the par value on the merger date. Fair value hedging adjustments changed $60.8 million or 230 percent at September 30, 2015 when compared to December 31, 2014 due primarily to fair value adjustments on bonds in new hedge relationships. In conjunction with the Merger, we swapped certain assumed bonds to LIBOR in order to manage our interest rate risk.

Fair Value Option Bonds

Fair value option adjustments increased $1.6 million at September 30, 2015 when compared to December 31, 2014. We elect the fair value option for certain financial instruments when a hedge relationship does not qualify for hedge accounting. These fair value elections are made primarily in an effort to mitigate the potential income statement volatility that can arise when an economic derivative is adjusted for changes in fair value but the related hedged item is not. At September 30, 2015, approximately $1.6 billion of our bonds were recorded under the fair value option. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities" for additional details on the income statement impact of these bonds and related economic derivatives.

For additional information on our bonds, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Deposits

Deposit levels will vary based on member alternatives for short-term investments. Our deposits increased $0.5 billion or 96 percent at September 30, 2015 when compared to December 31, 2014 due primarily to an increase in deposits assumed as a result of the Merger.

Mandatorily Redeemable Capital Stock

We reclassify capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) when a member engages in any of the following activities: (i) submits a written notice to redeem all or part of its capital stock, (ii) submits a written notice of its intent to withdraw from membership, or (iii) terminates its membership voluntarily as a result of a consolidation into a non-member or into a member of another FHLBank. Dividends on mandatorily redeemable capital stock are classified as interest expense in the Statements of Income. At September 30, 2015 and December 31, 2014, the Bank's mandatorily redeemable capital stock totaled $105.9 million and $24.4 million. The increase was primarily due to the assumption of mandatorily redeemable capital stock as a result of the Merger.

As part of the Merger, we assumed the Seattle Bank's mandatorily redeemable capital stock. We immediately redeemed all shares of this stock, with the exception of shares required to meet members' activity and membership stock requirements, and shares subject to the mandatory five year waiting period upon written notice of a member's intent to withdraw from membership in accordance with our Capital Plan.

Capital

The following table summarizes information on our capital (dollars in millions):

	September 30, 2015	December 31, 2014
Capital stock	$4,126	$3,469
Additional capital from merger	221	—
Retained earnings	770	720
Accumulated other comprehensive income	1	123
Total capital	$5,118	$4,312

Our capital increased $0.8 billion or 19 percent at September 30, 2015 when compared to December 31, 2014. The increase was primarily due to an increase in capital stock outstanding and additional capital from merger.

Capital stock outstanding increased primarily due to the issuance of Class B stock as a result of the Merger and also due to member activity. On the merger date, each share of Seattle Bank Class A stock outstanding was converted into one share of Des Moines Bank Class A stock and each share of Seattle Bank Class B stock outstanding was converted into one share of Des Moines Bank Class B stock. Immediately following the Merger, all shares of Des Moines Bank Class A stock and excess shares of Class B stock were repurchased and Des Moines Class B stock was issued as needed to meet our activity and membership stock requirements in accordance with our Capital Plan. No shares of Seattle Bank capital stock remain outstanding. The Merger did not have an impact on the total capital stock held by Des Moines Bank stockholders.

We recognized net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a new capital account captioned as “Additional capital from merger.” This balance primarily represents the amount of Seattle Bank’s closing retained earnings balance, adjusted for fair value and other purchase accounting adjustments, and identified intangible assets. We treat this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends to our members have been paid from this account since the merger date. We intend to pay future dividends to members, when and if declared, from this account until the additional capital from merger balance is depleted. During the three months ended September 30, 2015, we began distributing dividends from additional capital from merger in the amount of $25.9 million, resulting in an ending additional capital from merger balance of $220.6 million.

In addition, our accumulated other comprehensive income declined $121.8 million at September 30, 2015 when compared to December 31, 2014 due to unrealized net losses on our GSE and other U.S. obligation AFS securities. The decline is primarily attributable to the impact of changes in interest rates and credit spreads.

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

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	September 30, 2015	December 31, 2014
Interest rate swaps
Noncallable	$41,018	$26,432
Callable by counterparty	6,113	13,247
Callable by the Bank	42	37
Total interest rate swaps	47,173	39,716
Interest rate swaption	200	—
Forward settlement agreements (TBAs)	36	65
Mortgage delivery commitments	42	70
Total notional amount	$47,451	$39,851

The notional amount of our derivative contracts increased $7.6 billion or 19 percent at September 30, 2015 when compared to December 31, 2014. The increase was primarily due to interest rate swaps acquired as a result of the Merger. In addition, we swapped a greater percentage of our consolidated obligation bonds to LIBOR in order to manage our interest rate risk and more closely match our asset and liability cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital positions are actively managed in an effort to preserve stable, reliable, and cost-effective sources of funds to meet current and projected future operating financial commitments, as well as regulatory, liquidity, and capital requirements.

Liquidity

SOURCES OF LIQUIDITY

We utilize several sources of liquidity to carry out our business activities. These include, but are not limited to, proceeds from the issuance of consolidated obligations, payments collected on advances and mortgage loans, proceeds from the maturity or sale of investment securities, member deposits, proceeds from the issuance of capital stock, and current period earnings. In addition, cash was transferred from the Seattle Bank during the second quarter of 2015 as a result of the Merger.

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for the portion of consolidated obligations which are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At September 30, 2015 and December 31, 2014, the total par value of outstanding consolidated obligations for which we are primarily liable was $113.4 billion and $90.1 billion. At September 30, 2015 and December 31, 2014, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $743.1 billion and $757.1 billion.

During the nine months ended September 30, 2015, proceeds from the issuance of bonds and discount notes were $15.6 billion and $198.1 billion compared to $21.5 billion and $159.1 billion for the same period in 2014. We continued to issue shorter-term discount notes as well as step-up, callable, and term fixed rate consolidated obligation bonds to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of October 31, 2015, our consolidated obligations were rated AA+/A-1+ by Standard and Poor's and Aaa/P-1 by Moody's and both ratings had a stable outlook. For further discussion of how credit rating changes may impact us in the future, refer to “Item 1A. Risk Factors” in our 2014 Form 10-K.

The Office of Finance and FHLBanks have contingency plans in place which prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of October 31, 2015, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase mortgage loans and investments. During the nine months ended September 30, 2015, payments on consolidated obligations totaled $216.2 billion compared to $155.8 billion for the same period in 2014. A portion of these payments were due to the call of certain swapped bonds and extinguishment of certain higher-costing par value bonds in an effort to better match our projected asset cash flows and reduce our future interest costs. During the nine months ended September 30, 2015, we called bonds with a total par value of $13.9 billion. During the nine months ended September 30, 2014, we called bonds with a total par value of $2.8 billion and extinguished bonds with a total par value of $115.0 million.

During the nine months ended September 30, 2015, advance disbursements totaled $88.5 billion compared to $85.1 billion for the same period in 2014. During the nine months ended September 30, 2015, investment purchases (excluding overnight investments) totaled $112.1 billion compared to $132.4 billion for the same period in 2014. Investment purchases during each period were primarily driven by the purchase of money market investments, in an effort to manage our liquidity position.

We also use liquidity to purchase mortgage loans, repay member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

LIQUIDITY REQUIREMENTS
Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At September 30, 2015 and December 31, 2014 and throughout the nine months ended September 30, 2015, we were in compliance with all three of the Finance Agency liquidity requirements.
In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At September 30, 2015 and December 31, 2014 and throughout the nine months ended September 30, 2015, we were in compliance with this liquidity guidance.

Capital

CAPITAL REQUIREMENTS

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock, (including mandatorily redeemable capital stock), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock), additional capital from merger, and retained earnings. It does not include accumulated other comprehensive income (AOCI). Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At September 30, 2015, nonpermanent capital included additional capital from merger. At December 31, 2014, we did not have any nonpermanent capital. At September 30, 2015 and December 31, 2014, we were in compliance with all three of the Finance Agency's regulatory capital requirements. Refer to "Item 1. Financial Statements — Note 13 — Capital" for additional information.

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

Capital stock owned by members in excess of their capital stock requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At September 30, 2015 and December 31, 2014, we had no excess capital stock outstanding.

As part of the Merger with the Seattle Bank, on the merger date, each share of Seattle Bank Class A stock outstanding was converted into one share of Des Moines Bank Class A stock and each share of Seattle Bank Class B stock outstanding was converted into one share of Des Moines Bank Class B stock. Immediately following the Merger, all shares of Des Moines Bank Class A stock and excess shares of Class B stock were repurchased and Des Moines Class B stock was issued as needed to meet our activity and membership stock requirements in accordance with our Capital Plan. No shares of Seattle Bank capital stock remain outstanding. The Merger had no impact on the total capital stock held by Des Moines Bank stockholders.

In addition, on the merger date, we assumed Seattle Bank's mandatorily redeemable capital stock. We immediately redeemed all shares of this stock, with the exception of shares required to meet members' activity and membership stock requirement, and shares subject to the mandatory five year waiting period upon written notice of a member's intent to withdraw from membership in accordance with our Capital Plan. Refer to "Item 1. Financial Statements — Note 2 — Merger" for additional information on the Merger.

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	September 30, 2015	December 31, 2014
Commercial banks	$2,399	$2,313
Thrifts	199	105
Credit unions	280	122
Insurance companies	1,247	929
Community development financial institutions	1	—
Total GAAP capital stock	4,126	3,469
Mandatorily redeemable capital stock	106	24
Total regulatory capital stock	$4,232	$3,493

The increase in GAAP capital stock held at September 30, 2015 was due primarily to capital stock issued as a result of the Merger with the Seattle Bank and member activity. In addition, our mandatorily redeemable capital stock increased $81.5 million. The increase was primarily a result of assuming this liability from the Seattle Bank.

Additional Capital from Merger

We recognized net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a new capital account captioned as “Additional capital from merger.” This balance primarily represents the amount of Seattle Bank’s closing retained earnings balance, adjusted for fair value and other purchase accounting adjustments, and identified intangible assets. We treat this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends to our members have been paid from this account since the merger date. We intend to pay future dividends to members, when and if declared, from this account until the additional capital from merger balance is depleted. During the three months ended September 30, 2015, we began distributing dividends from additional capital from merger in the amount of $25.9 million, resulting in an ending additional capital from merger balance of $220.6 million.

Retained Earnings
Our Enterprise Risk Management Policy (ERMP) requires a minimum retained earnings level based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings below the minimum level, we will establish an action plan as determined by our Board of Directors to enable us to return to our targeted level of retained earnings within twelve months. At September 30, 2015, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance our capital position over time. It requires us to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At September 30, 2015 and December 31, 2014, our restricted retained earnings balance totaled $95.1 million and $75.0 million. One percent of our average balance of outstanding consolidated obligations for the three months ended June 30, 2015 was $1.0 billion. For more information on our JCE Agreement, refer to "Item 1. Business — Retained Earnings" in our 2014 Form 10-K.

Dividends

Our Board of Directors believes any returns on capital stock above an appropriate benchmark rate that are not retained for capital growth should be returned to members that utilize our product and service offerings. Our current dividend philosophy is to pay a membership capital stock dividend similar to a benchmark rate of interest, such as average three-month LIBOR, and an activity-based capital stock dividend, when possible, at least 50 basis points in excess of the membership capital stock dividend. Our actual dividend payout is determined quarterly by our Board of Directors, based on policies, regulatory requirements, financial projections, and actual performance.

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Aggregate cash dividends paid	$25.9	$19.4	$76.3	$56.6
Effective combined annualized dividend rate paid on capital stock	2.87%	2.81%	2.92%	2.80%
Annualized dividend rate paid on membership capital stock	0.50%	0.50%	0.50%	0.50%
Annualized dividend rate paid on activity-based capital stock	3.50%	3.50%	3.50%	3.50%
Average three-month LIBOR	0.31%	0.23%	0.28%	0.23%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our 2014 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2015. However, as a result of the Merger with the Seattle Bank, we have established an accounting policy on business combinations and have revised our allowance for credit losses critical accounting policy to incorporate the credit loss protection on conventional mortgage loans acquired under the MPP. Outlined below are these updates.

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

We utilize an allowance for credit losses to reserve for estimated losses in our conventional MPF and MPP mortgage loan portfolios at the balance sheet date. At September 30, 2015 and December 31, 2014, our allowance for credit losses on conventional mortgage loans was $1.3 million and $4.9 million. The measurement of our allowance for credit losses on MPF loans is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, (iii) estimating additional credit losses in the conventional MPF mortgage loan portfolio, (iv) considering the recapture of performance-based credit enhancement fees from the PFI, if available, and (v) considering the credit enhancement obligation of the PFI, if estimated losses exceed the FLA. The measurement of our allowance for credit losses on MPP loans is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, (iii) estimating additional credit losses in the conventional MPP mortgage loan portfolio, and (iv) considering the LRA if estimated losses exceed the losses not paid by homeowner equity or PMI.

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

Available performance-based credit enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient performance-based credit enhancement fees to recapture losses while other master commitments may not. At September 30, 2015 and December 31, 2014, we determined that the amount of performance-based credit enhancement fees available for recapture from the PFIs at the master commitment level was immaterial. As such, we did not factor credit enhancement fees into our estimate of allowance for credit losses.

MPF PFI CREDIT ENHANCEMENT OBLIGATION

When reserving for estimated credit losses, we may take into consideration the PFI credit enhancement obligation, which is intended to absorb losses in excess of the FLA. At September 30, 2015 and December 31, 2014, we determined that the amount of credit enhancement obligation available to offset losses was immaterial. As such, we did not factor credit enhancement obligation into our estimate of the allowance for credit losses.

MPP LENDER RISK ACCOUNT

The LRA was established by the Seattle Bank for each MPP master commitment to cover losses not anticipated to be paid by homeowner's equity or PMI. At September 30, 2015, we determined the amount of LRA to be immaterial.  As such, we did not factor LRA into our estimate of the allowance for loan losses.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Joint Final Rule on Margin and Capital Requirements for Covered Swap Entities

In October 2015, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the Finance Agency (each an Agency and, collectively, the Agencies) jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (Swap Entities) that are subject to the jurisdiction of one of the Agencies (such entities, Covered Swap Entities, and the joint final rules, the Final Margin Rules).

When they take effect, the Final Margin Rules will subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average daily aggregate notional of $8 billion or more in non-cleared swaps), to a mandatory two-way initial margin requirement. The amount of the initial margin required to be posted or collected would be either the amount calculated by the Covered Swap Entity using a standardized schedule set forth as an appendix to the Final Margin Rules, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model of the Covered Swap Entity conforming to the requirements of the Final Margin Rules that is approved by the Agency having jurisdiction over the particular Covered Swap Entity. The Final Margin Rules specify the types of collateral that may be posted or collected as initial margin (generally, cash, certain government securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold); and sets forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and, generally, may not be rehypothecated, except that, cash funds may be placed with a custodian bank in return for a general deposit obligation under certain specified circumstances.

The Final Margin Rules will require variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). The variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously paid or collected. For non-cleared swaps and security-based swaps between Covered Swap Entities and financial end-users, variation margin may be paid or collected in cash or non-cash collateral that is considered eligible for initial margin purposes. Variation margin is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

The variation margin requirement under the Final Margin Rules will become effective for us on March 1, 2017, and the initial margin requirements under the Final Margin Rules are expected to become effective for us on September 1, 2020.

We are not a Covered Swap Entity under the Final Margin Rules. Rather, we are a financial end-user under the Final Margin Rules, and would likely have material swaps exposure when the initial margin requirements under the Final Margin Rules become effective.

Since we are currently posting and collecting variation margin on non-cleared swaps, it is not anticipated that the variation margin requirement under the Final Margin Rules will have a material impact on our costs. However, when the initial margin requirements under the Final Margin Rules become effective, we anticipate that our cost of engaging in non-cleared swaps may increase.

The Commodity Futures Trading Commission (CFTC) and the SEC are expected to adopt their own versions of the Final Margin Rules that generally mirror the Final Margin Rules. The CFTC’s and SEC’s rules will only apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies.

Finance Agency Core Mission Achievement Advisory Bulletin 2015-05

On July 14, 2015, the Finance Agency issued an advisory bulletin establishing a core mission asset ratio by which it will assess each FHLBank’s core mission achievement. The Finance Agency plans to assess core mission achievement by using a ratio of primary mission assets, which includes advances and mortgage loans acquired from members (also referred to as acquired member assets), to consolidated obligations. The core mission asset ratio will be calculated at year-end 2015, and annually thereafter as part of the Finance Agency’s examination process, using annual average par values.

The advisory bulletin provides the Finance Agency's expectations for each FHLBank’s strategic plan based on its ratio, which are:

•	when the ratio is at least 70 percent or higher, the strategic plan should include an assessment of the FHLBank’s prospects for maintaining this level;

•	when the ratio is at least 55 percent but less than 70 percent, the strategic plan should explain the FHLBank’s plan to increase its mission focus; and

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

Market Risk

We define market risk as the risk that MVCS or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk, including mortgage prepayment risk, was our predominant type of market risk exposure during the nine months ended September 30, 2015 and 2014. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets and liabilities, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements.

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

We monitor and manage to the MVCS policy limits to ensure the stability of the Bank's value. As of September 30, 2015, the policy limits for MVCS are 2.2 percent, 5 percent, and 12 percent declines from the base case in the up and down 50, 100, and 200 basis point parallel interest rate shift scenarios and 2.5 percent, 5.5 percent, and 13 percent declines from the base case in the up and down 50, 100, and 200 basis point non-parallel interest rate shift scenarios. Any breach of policy limits requires an immediate action to bring the exposure back within policy limits, as well as a report to the Board of Directors.

During the first quarter of 2008, due to the low interest rate environment, our Board of Directors suspended indefinitely the policy limit pertaining to the down 200 basis point parallel interest rate shift scenario. In October 2012, our Board of Directors amended the suspension by approving a rule for compliance to the down 200 basis point scenario that reinstates/suspends the associated policy limit when the 10-year swap rate increases above/drops below 2.50 percent and remains so for five consecutive days. At September 30, 2015 and December 31, 2014, the 10-year swap rate was below 2.50 percent and therefore the associated policy limit was suspended.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at September 30, 2015 and December 31, 2014:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2015	$113.8	$117.1	$119.0	$119.7	$119.8	$119.0	$115.9
December 31, 2014	$118.3	$121.3	$123.1	$123.8	$124.0	$123.2	$120.2

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2015	(4.9)%	(2.2)%	(0.6)%	—%	0.1%	(0.6)%	(3.2)%
December 31, 2014	(4.4)%	(2.0)%	(0.6)%	—%	0.2%	(0.4)%	(2.9)%

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at September 30, 2015 and December 31, 2014:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2015	$118.9	$119.8	$120.1	$119.7	$119.2	$118.0	$113.9
December 31, 2014	$121.8	$122.9	$123.5	$123.8	$124.1	$123.8	$121.4

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2015	(0.7)%	0.1%	0.3%	—%	(0.4)%	(1.4)%	(4.8)%
December 31, 2014	(1.6)%	(0.7)%	(0.2)%	—%	0.3%	—%	(1.9)%

The change in our base case MVCS at September 30, 2015 when compared to December 31, 2014 was primarily attributable to the following factors:

•
Option-adjusted spread: The spread between mortgage interest rates and LIBOR, adjusted for the mortgage prepayment option, increased at September 30, 2015 when compared to December 31, 2014. This had a negative impact on MVCS as it decreased the value of mortgage-related assets.

•
Increased shares of capital stock: Our capital stock balance increased at September 30, 2015 when compared to December 31, 2014 due to capital stock issued as a result of the Merger and as a result of member activity. As we issued this capital stock at par, which is below our current MVCS value, our MVCS was negatively impacted.

PROJECTED INCOME SENSITIVITY

We monitor projected 24-month income sensitivity to limit short-term earnings volatility of the Bank. The projected 24-month income simulation policy limit is based on forward interest rates and business assumptions. The income sensitivity policy limit specifies a floor on our projected earned dividend for each shock scenario. Our earned dividend is computed as an annualized ratio of projected net income to average projected capital stock over the projection horizon. We were in compliance with the projected 24-month income simulation policy limit at September 30, 2015 and December 31, 2014.

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

The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at September 30, 2015 and December 31, 2014:

Economic Value of Capital Stock (dollars per share)
September 30, 2015	$122.5
December 31, 2014	$126.6

The change in our EVCS at September 30, 2015 when compared to December 31, 2014 was primarily attributable to the following factors:

•
Funding costs relative to the LIBOR swap curve: Our funding costs relative to the LIBOR swap curve increased at September 30, 2015 when compared to December 31, 2014. This had a negative impact on EVCS mainly through its impact on the value of mortgage-related assets, offset in part by the impact of the associated funding.

•
Increased shares of capital stock: Our capital stock balance increased at September 30, 2015 when compared to December 31, 2014 due to capital stock issued as a result of the Merger and as a result of member activity. As we issued this capital stock at par, which is below our current EVCS value, our EVCS was negatively impacted.

•
Merger with the Seattle Bank: The decrease in our base case EVCS at September 30, 2015 was partially offset by the Merger with the Seattle Bank effective May 31, 2015. This had a positive impact on EVCS for the combined Bank due to the Seattle Bank’s higher EVCS after repurchase of capital stock and mandatorily redeemable capital stock immediately following the Merger, compared to the Des Moines Bank EVCS at the merger date.

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

At September 30, 2015 and December 31, 2014, borrowers pledged $248.1 billion and $178.1 billion of collateral (net of applicable discounts) to support activity with us, including advances. At September 30, 2015 and December 31, 2014, our advance balances were $74.5 billion and $65.2 billion. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on our credit products as of September 30, 2015 and December 31, 2014. Accordingly, we have not recorded any allowance for credit losses on our credit products.

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

Through our participation in the MPF program, we invest in conventional and government-insured residential mortgage loans that are acquired through or purchased from a PFI. There are six MPF loan products under the MPF program: Original MPF, MPF 100, MPF 125, MPF Plus, MPF Government, MPF Xtra, and MPF Direct. While still held in our Statements of Condition, we currently do not offer the MPF 100 or MPF Plus loan products. MPF Xtra and MPF Direct loan products are passed through to a third-party investor and are not maintained in our Statements of Condition.

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

The following table presents the unpaid principal balance of our MPF and MPP portfolios by product type (dollars in millions):

Product Type	September 30, 2015	December 31, 2014
MPF Conventional:
Original MPF	$857	$867
MPF 100	23	28
MPF 125	3,873	3,879
MPF Plus	933	1,142
MPF Government	553	570
Total MPF	6,239	6,486

MPP Conventional	493	—
MPP Government	53	—
Total MPP	546	—
Total unpaid principal balance	$6,785	$6,486

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

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage portfolio. During the three and nine months ended September 30, 2015, we recorded a provision for credit losses on MPF loans of $0.2 million and $0.9 million due primarily to increased loan charge-offs. We also recorded a provision for credit losses on MPP loans of $0.3 million and $0.5 million during the three and nine months ended September 30, 2015 due to current and projected loan delinquencies and loss severity. During the three and nine months ended September 30, 2014, we recorded reversals for credit losses on our MPF loans of $1.4 million and $1.7 million due primarily to a reduction in loan delinquencies and loss severity estimates as well as ongoing improvements in economic indicators and housing market forecasts on our collectively evaluated mortgage loans.

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

Refer to “Item 1. Financial Statements — Note 10 — Allowance for Credit Losses” for additional information on our allowance for credit losses.

The following table presents a rollforward of the allowance for credit losses on our conventional mortgage loans (dollars in millions):

	MPF	MPP	Total
Balance, June 30, 2014	$7.2	$—	$7.2
Charge-offs	(0.2)	—	(0.2)
Provision (reversal) for credit losses	(1.4)	—	(1.4)
Balance, September 30, 2014	$5.6	$—	$5.6

Balance, June 30, 2015	$0.9	$0.2	$1.1
Charge-offs	(0.3)	(0.2)	(0.5)
Recoveries	0.2	—	0.2
Provision (reversal) for credit losses	0.2	0.3	0.5
Balance, September 30, 2015	$1.0	$0.3	$1.3

Balance, December 31, 2013	$8.0	$—	$8.0
Charge-offs	(0.7)	—	(0.7)
Provision (reversal) for credit losses	(1.7)	—	(1.7)
Balance, September 30, 2014	$5.6	$—	$5.6

Balance, December 31, 2014	$4.9	$—	$4.9
Charge-offs	(5.2)	(0.2)	(5.4)
Recoveries	0.4	—	0.4
Provision (reversal) for credit losses	0.9	0.5	1.4
Balance, September 30, 2015	$1.0	$0.3	$1.3

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At September 30, 2015, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from one to 15 percent based on the counterparty's credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of two to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. At September 30, 2015, we were in compliance with the regulatory limits established for unsecured credit.

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

At September 30, 2015, our unsecured investment exposure consisted of overnight Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at September 30, 2015 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating [1]
Domicile of Counterparty	A	BBB	Total
Domestic	$190	$65	$255
U.S subsidiaries of foreign commercial banks	125	—	125
Total domestic and U.S. subsidiaries of foreign commercial banks	315	65	380
U.S. branches and agency offices of foreign commercial banks
France	450	—	450
Germany	450	—	450
Netherlands	450	—	450
Norway	450	—	450
Total U.S. branches and agency offices of foreign commercial banks	1,800	—	1,800
Total unsecured investment exposure	$2,115	$65	$2,180

1	Represents the lowest credit rating available for each investment based on an NRSRO.

Investment Ratings

The following tables summarize the carrying value of our investments by credit rating (dollars in millions):

	September 30, 2015
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$2
Securities purchased under agreements to resell	600	150	—	4,250	—	5,000
Federal funds sold	—	—	2,115	65	—	2,180
Investment securities:
Mortgage-backed securities
GSE single-family	—	6,660	—	—	—	6,660
GSE multifamily	—	10,477	—	—	—	10,477
Other U.S. obligations single-family[3]	—	2,395	—	—	—	2,395
Other U.S. obligations commercial[3]	—	6	—	—	—	6
Private-label residential	—	—	7	12	3	22
Total mortgage-backed securities	—	19,538	7	12	3	19,560
Non-mortgage-backed securities
Other U.S. obligations[3]	—	4,353	—	—	—	4,353
GSE obligations	—	4,202	—	—	—	4,202
State or local housing agency obligations	1,489	541	—	—	—	2,030
Other	361	104	119	—	—	584
Total non-mortgage-backed securities	1,850	9,200	119	—	—	11,169
Total investments[4]	$2,450	$28,890	$2,241	$4,327	$3	$37,911

	December 31, 2014
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$—	$2
Securities purchased under agreements to resell	2,536	300	—	—	—	2,255	5,091
Federal funds sold	—	—	1,620	240	—	—	1,860
Investment securities:
Mortgage-backed securities
GSE single-family	—	2,826	—	—	—	—	2,826
GSE multifamily	—	7,465	—	—	—	—	7,465
Other U.S. obligations single-family[3]	—	1,979	—	—	—	—	1,979
Other U.S. obligations commercial[3]	—	2	—	—	—	—	2
Private-label residential	—	—	8	14	3	—	25
Total mortgage-backed securities	—	12,272	8	14	3	—	12,297
Non-mortgage-backed securities
Other U.S. obligations[3]	—	420	—	—	—	—	420
GSE obligations	—	2,849	—	—	—	—	2,849
State or local housing agency obligations	35	61	—	—	—	—	96
Other	359	105	—	—	—	—	464
Total non-mortgage-backed securities	394	3,435	—	—	—	—	3,829
Total investments[4]	$2,930	$16,009	$1,628	$254	$3	$2,255	$23,079

1	Represents the lowest credit rating available for each investment based on an NRSRO.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

4	At September 30, 2015 and December 31, 2014, six and eight percent of our total investments were unsecured.

Our total investments increased at September 30, 2015 when compared to December 31, 2014. The increase was primarily a result of the Merger. Investments acquired mainly included GSE and other U.S. obligation MBS and other U.S. obligation, GSE obligation, and state or local housing agency obligation non-MBS securities. We also purchased certain GSE and other U.S. obligation MBS during the first half of the year that met our investment targets.

At September 30, 2015 and December 31, 2014, we did not consider any of our investments to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 7 — Other-Than-Temporary Impairment.”

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

We limit our investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or those we determine to be investment quality at the time of purchase. We perform ongoing analysis on these investments to determine potential credit issues. At September 30, 2015 and December 31, 2014, we owned $19.6 billion and $12.3 billion of MBS, of which approximately 99.9 percent and 99.8 percent were guaranteed by the U.S. Government or issued by GSEs and 0.1 percent and 0.2 percent were private-label MBS.

Our private-label MBS are variable rate securities backed by prime loans that were securitized prior to 2004. We record these investments as HTM. The following table summarizes characteristics of our private-label MBS (dollars in millions):

September 30, 2015
Credit rating:
A	$7
BBB	12
BB	2
B	1
Total unpaid principal balance	$22

Amortized cost	$22
Gross unrealized gains	—
Gross unrealized losses	(1)
Fair value	$21

Weighted average percentage of fair value to unpaid principal balance	97.9%
Original weighted average FICO® score	725
Original weighted average credit support[1]	3.9%
Weighted average credit support[2]	12.7%
Weighted average collateral delinquency rate[3]	6.8%

1	Based on the credit support at the time of issuance and is calculated using the current unpaid principal balance of the individual securities.

2	Based on the credit support as of September 30, 2015 and is calculated using the current unpaid principal balance of the individual securities.

3	Represents the percentage of underlying loans that are 60 days or more past due.

DERIVATIVES

We execute most of our derivative transactions with large banks and major broker-dealers. Over-the-counter derivative transactions may be either executed directly with a counterparty (uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent), with a Derivative Clearing Organization (cleared derivatives).

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

Uncleared Derivatives. Due to risk of nonperformance by the counterparties to our derivative agreements, we generally require collateral on uncleared derivative agreements. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty generally must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our uncleared derivative agreements.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	September 30, 2015
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
AA2	$30	$—	$—	$—
A2	40	—	—	—
Liability positions with credit exposure
Uncleared derivatives
A	1,215	(24)	25	1
BBB[2]	94	(4)	4	—
Cleared derivatives[3]	28,623	(339)	454	115
Total derivative positions with credit exposure to non-member counterparties	30,002	(367)	483	116
Member institutions[2,4]	40	—	—	—
Total	30,042	$(367)	$483	$116
Derivative positions without credit exposure	17,409
Total notional	$47,451

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Net credit exposure is less than $1.0 million.

3	Represents derivative transactions cleared with Clearinghouses, which are not rated.

4	Represents mortgage delivery commitments with our member institutions.

The following table shows our derivative counterparty credit exposure (dollars in millions):

	December 31, 2014
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A	$949	$2	$—	$2
Cleared derivatives[2,3]	4	—	—	—
Liability positions with credit exposure
Uncleared derivatives
BBB	5,460	(41)	42	1
Cleared derivatives[3]	17,160	(158)	235	77
Total derivative positions with credit exposure to non-member counterparties	23,573	(197)	277	80
Member institutions[2,4]	55	—	—	—
Total	23,628	$(197)	$277	$80
Derivative positions without credit exposure	16,223
Total notional	$39,851

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Net credit exposure is less than $1.0 million.

3	Represents derivative transactions cleared with Clearinghouses, which are not rated.

4	Represents mortgage delivery commitments with our member institutions.

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

Internal Control Over Financial Reporting

On May 31, 2015, we completed the Merger. In preparation for the Merger, we established a control framework to ensure the completeness and accuracy of merger information from the Seattle Bank and the accurate processing of that data through our systems at and following the merger date. During the three months ended September 30, 2015, as part of our ongoing integration activities following the Merger, we incorporated controls and procedures to respond to the risks inherent in an acquisition.

For the quarter ended September 30, 2015, other than changes to our internal control processes resulting from the Merger, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation Settlement Gains

Litigation settlement gains are considered realized and recorded when we receive cash or assets that are readily convertible to known amounts of cash or claims to cash. In addition, litigation settlement gains are considered realizable and recorded when we enter into a signed agreement that is not subject to appeal, where the counterparty has the ability to pay, and the amount to be received can be reasonably estimated. Prior to being realized or realizable, we consider potential litigation settlement gains to be gain contingencies, and therefore they are not recorded in the Statements of Income.
We record legal expenses related to litigation settlements as incurred in "other expenses" in the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. We incur and recognize these contingent based legal fees only when litigation settlement awards are received, at which time these fees are netted against the gains received on the litigation settlement.
During the three and nine months ended September 30, 2015, we settled one of our private-label MBS claims and recognized $12.5 million in litigation settlement gains. We continue to pursue litigation with the other defendants.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2014 Form 10-K. There have been no material changes to our risk factors during the nine months ended September 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended and approved by the Federal Housing Finance Agency on May 31, 2015[1]
31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of the Executive Vice President and Chief Financial and Operations Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of the Executive Vice President and Chief Financial and Operations Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

1	Incorporated by reference to our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	November 10, 2015

By:	/s/ Michael L. Wilson
Michael L. Wilson President

By:	/s/ Ardis E. Kelley
Ardis E. Kelley Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)