Form 10-K
period 2015-12-31
Federal Home Loan Bank of Des Moines
filed 2016-03-21
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2015, the aggregate par value of the stock held by current and former members of the registrant was $4,003,435,100. At February 29, 2016, 53,617,490 shares of stock were outstanding.

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

•	risks related to the other FHLBanks that could trigger our joint and several liability for debt issued by the other 10 FHLBanks;

•	changes in the relative attractiveness of consolidated obligations due to actual or perceived changes in the FHLBanks' credit ratings as well as the U.S. Government's long-term credit rating;

•	changes in our capital structure and capital requirements;

•	reliance on a relatively small number of member institutions for a large portion of our advance business;

•	the volatility of credit quality, market prices, interest rates, and other indices that could affect the value of collateral held by us as security for borrower and counterparty obligations;

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

•	the availability of derivative instruments in the types and quantities needed for risk management purposes from acceptable counterparties;

•	increases in delinquency or loss estimates on mortgage loans;

•	the volatility of reported results due to changes in the fair value of certain assets, liabilities, and derivative instruments;

•	the ability to develop and support internal controls, information systems, and other operating technologies that effectively manage the risks we face;

•	the ability to attract and retain key personnel;

•	member consolidations and failures;

•	reliance on FHLBank of Chicago as MPF provider, and Fannie Mae, Redwood Trust Inc., and Ginnie Mae as the ultimate investors in certain MPF products; and

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. A detailed discussion of the more important risks and uncertainties that could cause actual results and events to differ from such forward-looking statements is included under “Item 1A. Risk Factors."

PART I

ITEM 1. BUSINESS
OVERVIEW
The Federal Home Loan Bank of Des Moines (the Bank, we, us, or our) is a federally chartered corporation organized on October 31, 1932, that is exempt from all federal, state, and local taxation (except real property taxes) and is one of 11 district FHLBanks. The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932 (FHLBank Act). With the passage of the Housing and Economic Recovery Act of 2008 (Housing Act), the Federal Housing Finance Agency (Finance Agency) was established and became the new independent federal regulator of Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, Enterprises), as well as the FHLBanks and FHLBanks' Office of Finance (Office of Finance), effective July 30, 2008. The Finance Agency's mission is to ensure that the Enterprises and FHLBanks operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment. The Finance Agency establishes policies and regulations governing the operations of the Enterprises and FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.
We are a cooperative. This means we are owned by our customers, whom we call members. Our members include commercial banks, thrifts, credit unions, insurance companies, and community development financial institutions (CDFIs) in our district of Alaska, Hawaii, Idaho, Iowa, Minnesota, Missouri, Montana, North Dakota, Oregon, South Dakota, Utah, Washington, Wyoming, and the U.S. Pacific territories of American Samoa, Guam, and the Commonwealth of the Northern Mariana Islands. While not considered members, we also conduct certain business activities with state and local housing associates meeting certain statutory criteria.

MERGER

Effective May 31, 2015, the Bank and the Federal Home Loan Bank of Seattle (Seattle Bank), two mutual entities for accounting purposes, completed the previously announced merger (Merger) pursuant to the Merger Agreement, dated September 25, 2014. Similar to us, the Seattle Bank, a cooperative owned by its members, was one of the 12 district FHLBanks and served the public by enhancing the availability of funds for residential mortgages and targeted community development. At closing, the Seattle Bank merged with and into the Des Moines Bank, with the Des Moines Bank surviving the Merger as the continuing Bank. The first date of operations for the combined Bank was June 1, 2015.

At the time of the Merger, the corporate existence of the Seattle Bank ceased, and each member of the Seattle Bank automatically ceased to be a member of the Seattle Bank and became a member of the Des Moines Bank. In addition, the geographical territory previously included in the district for the Seattle Bank (Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, Wyoming, and the U.S. Pacific territories of American Samoa, Guam, and the Commonwealth of the Northern Mariana Islands) was included in the district for the Des Moines Bank.

The Merger had a significant impact on all aspects of our financial condition, results of operations, and cash flows, and as a result, financial results for the current period may not be directly comparable to financial results prior to the Merger. For additional information on the Merger, refer to "Item 8. Financial Statements and Supplementary Data — Note 2 — Merger".
BUSINESS MODEL
Our mission is to be a reliable provider of funding, liquidity, and services for the Bank's members so they can meet the housing, business, and economic development needs of the communities they serve. We strive to achieve our mission within an operating principle that balances the trade-off between attractively priced products, reasonable returns on capital stock, and maintaining adequate capital to support safe and sound business operations.

We are capitalized primarily through the purchase of capital stock by our members. As a condition of membership, all of our members must purchase and maintain membership capital stock based on a percentage of their total assets as of the preceding December 31st subject to a cap of $10 million and a floor of $10,000. Each member is also required to purchase and maintain activity-based capital stock to support certain business activities with us. Member demand for our products expands and contracts with economic and market conditions. Our self-capitalizing capital structure, which allows us to repurchase or require additional capital stock based on member activity, provides us with the flexibility to effectively and efficiently meet the changing needs of our membership. While eligible to borrow, housing associates are not members and, as such, are not permitted to purchase capital stock.
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
Our net income is primarily attributable to the difference between the interest income we earn on our advances, mortgage loans, and investments, and the interest expense we pay on our consolidated obligations and member deposits, as well as components of other income (loss) (e.g., gains and losses on derivatives and hedging activities). Because we are a cooperative, we operate with narrow margins and expect to be profitable over the long-term based on our prudent lending standards, conservative investment strategies, and diligent risk management practices. Because we operate with narrow margins, our net income is sensitive to changes in market conditions that can impact the interest we earn and pay and introduce volatility in other income (loss).
A portion of our annual net income is used to fund our Affordable Housing Program (AHP), which provides grants and subsidized advances to members to support housing for very low to moderate income households. By regulation, we are required to contribute 10 percent of our net earnings each year to the AHP. In addition to the required AHP assessment, our Board may elect to make voluntary contributions to the AHP. For purposes of the required AHP assessment, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock. For additional details on our AHP, refer to the "Affordable Housing Program Assessments" section of Item 1.
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

MEMBERSHIP
Our membership is diverse and includes both small and large commercial banks, thrifts, credit unions, insurance companies, and CDFIs. The majority of depository institutions in our district that are eligible for membership are currently members.
The following table summarizes our membership by type of institution:

	December 31,
Institutional Entity	2015	2014	2013
Commercial banks	1,088	942	968
Thrifts	65	48	52
Credit unions	221	110	109
Insurance companies	67	55	53
Community development financial institutions	4	1	1
Total	1,445	1,156	1,183

The following table summarizes our membership by asset size:

	December 31,
Membership Asset Size[1]	2015	2014	2013
Depository institutions[2]
Less than $100 million	31%	35%	38%
$100 million to $500 million	46	47	46
Greater than $500 million	18	13	12
Insurance companies
Less than $100 million	1	1	—
$100 million to $500 million	1	1	1
Greater than $500 million	3	3	3
Total	100%	100%	100%

1	Membership asset size is based on September 30, 2015 financial information received from members.

2	Depository institutions consist of commercial banks, thrifts, and credit unions.

Our membership level increased during 2015 due to the addition of 335 new members primarily through the Merger, partially offset by 28 member consolidations, 10 out-of-district or non-member consolidations, six dissolved charters, and two involuntary terminations. We did not experience any credit losses on advances outstanding with failed or dissolved member institutions during the year. At December 31, 2015, approximately 75 percent of our members were Community Financial Institutions (CFIs). For 2015, CFIs are defined under the FHLBank Act to include all Federal Deposit Insurance Corporation (FDIC) insured institutions with average total assets over the previous three-year period of less than $1.123 billion. CFIs are eligible to pledge certain collateral types that non-CFIs cannot pledge, including small business, small agri-business, and small farm loans.

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

•
Fixed Rate Advances. These advances are available over a variety of terms in amortizing and non-amortizing structures and are used to fund both the short- and long-term liquidity needs of our borrowers. Using an amortizing advance, a borrower makes predetermined principal payments at scheduled intervals throughout the term of the advance to manage the interest rate risk associated with long-term fixed rate amortizing assets. Forward starting advances are a type of fixed rate non-amortizing advance with settlement dates up to two years in the future, allowing members to lock in an interest rate at the outset, while delaying the receipt of funding. Delayed amortizing advances are a type of fixed rate advance with a feature that delays commencement of the repayment of the principal up to five years, allowing members control over the principal cash flows and the repayment of the advance. Certain long-term fixed rate, amortizing, and forward starting advances contain a symmetrical prepayment feature. This feature allows borrowers to prepay an advance and potentially realize a gain if interest rates rise to a level greater than those existing when the advance was originated.

•
Variable Rate Advances. These advances have interest rates that reset periodically to a specified interest rate index such as London Interbank Offered Rate (LIBOR) and are used to fund both the short- and long-term liquidity needs of our borrowers. Capped LIBOR advances are a type of variable rate advance in which the interest rate cannot exceed a specified maximum interest rate.

•
Callable Advances. These advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Callable advances can be either fixed or floating in nature. Floating rate callable advances may reset at different frequencies ranging from one to six months and are callable at each reset. These advances are often referred to as either Member Option Variable Rate Advances (MOVR) or Member Option LIBOR Advances (MOLA) and are a significant portion of our floating rate advances. Interest rates on MOVR advances reset at each call date to be consistent with the Bank's current offering rate, but in line with our underlying cost of funds. Interest rates on MOLA reset at each call date consistent with the underlying LIBOR index. Fixed rate callable advances may have different call schedules based on member specifications, and principal balances may be amortizing in nature. The Bank generally funds advances indexed to a discount note rate with discount notes, and advances indexed to LIBOR with LIBOR indexed debt or debt swapped to a LIBOR index.

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

For the years ended December 31, 2015, 2014, and 2013, advances represented 61, 63, and 58 percent of our total average assets and generated 39, 36, and 32 percent of our total interest income. For additional information on our advances, including our top five borrowers, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances.” In addition, refer to “Item 1A. Risk Factors” for a discussion on our exposure to customer concentration risk.
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
HOUSING ASSOCIATES
The FHLBank Act permits us to provide advances to eligible housing associates. Housing associates are approved mortgagees under Title II of the National Housing Act that meet certain criteria, including: (i) chartered under law and have succession, (ii) subject to inspection and supervision by some governmental agency, and (iii) lend their own funds as their principal activity in the mortgage field. The same regulatory lending requirements that apply to our members generally apply to housing associates. Because housing associates are not members, they are not subject to certain provisions of the FHLBank Act applicable to members and cannot own our capital stock. In addition, they may only pledge certain types of collateral including: (i) Federal Housing Administration (FHA) mortgages, (ii) Ginnie Mae securities backed by FHA mortgages, (iii) certain residential mortgage loans, and (iv) cash deposited with us. As of December 31, 2015, we had three housing associates with outstanding advances of $122 million, which represented less than one percent of our total advances outstanding.
PREPAYMENT FEES
We charge a borrower a prepayment fee when the borrower prepays certain advances before the original maturity. For advances with symmetrical prepayment features, we may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid.
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
Mortgage Loans
We invest in mortgage loans through the Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago), a secondary mortgage market structure developed by the FHLBank of Chicago to help fulfill the housing mission of the FHLBanks. As a result of the Merger, we also acquired mortgage loans previously purchased by the Seattle Bank under the Mortgage Purchase Program (MPP). These programs are considered core mission activities of the FHLBanks, as defined by Finance Agency regulations.
MPF
Under the MPF program, we purchase or fund eligible mortgage loans (MPF loans) from or through, members or housing associates called participating financial institutions (PFIs). We may also acquire MPF loans through participations with other FHLBanks. MPF loans are conforming conventional or government-insured fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years. For the years ended December 31, 2015, 2014, and 2013, MPF loans represented 6, 8, and 12 percent of our total average assets and generated 27, 36, and 40 percent of our total interest income.

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
MPF Loan Types
We have offered eight MPF loan products under the MPF program: Original MPF, MPF 100, MPF 125, MPF Plus, MPF Government, MPF Government MBS, MPF Xtra, and MPF Direct. While still held in our Statements of Condition, we currently do not offer the MPF 100 or MPF Plus loan products. The discussion below outlines characteristics of our active MPF loans products.
Original MPF, MPF 125, and MPF Government are closed loan products in which we purchase loans acquired or closed by the PFI. MPF Xtra, MPF Direct, and MPF Government MBS are off-balance sheet loan products. MPF Xtra is an off-balance sheet loan product in which we assign 100 percent of our interest in PFI master commitments to the FHLBank of Chicago. The FHLBank of Chicago then purchases mortgage loans from our PFIs and sells MPF Xtra loans to Fannie Mae. MPF Direct is an off-balance sheet jumbo loan product in which mortgage loans are sold from our PFIs to a real estate investment trust. MPF Government MBS is an off-balance sheet loan product where our PFIs sell government loans directly to the FHLBank of Chicago where they are pooled and securitized into Ginnie Mae MBS securities. We receive a small fee for our continued management of the PFI relationship under MPF Xtra, MPF Direct, and MPF Government MBS.
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

MPF Loan Volume
Over the years, our member base for MPF loans has evolved from large-volume loan purchases from a small number of large PFIs to purchasing the majority of our MPF loans from a diverse base of banks and credit unions. Our ability to price MPF loans, coupled with the low interest rate environment, has allowed us to serve the liquidity needs of a broad range of members and maintain relatively stable mortgage loan volumes. During the years ended December 31, 2015, 2014, and 2013, we purchased $0.8 billion, $0.9 billion, and $1.2 billion of MPF loan products (excluding MPF Xtra, MPF Direct, and MPF Government MBS). In addition, our members delivered $1.0 billion, $0.7 billion, and $1.6 billion of MPF Xtra and MPF Direct loans during the years ended December 31, 2015, 2014, and 2013. We began offering MPF Direct in 2015 and MPF Government MBS in 2016.
The growth of our MPF loan portfolio could be affected by Finance Agency regulation. If we exceed $2.5 billion in MPF loan purchases in a calendar year (excluding MPF Xtra, MPF Direct, and MPF Government MBS), we will become subject to housing goals as specified by the Finance Agency. We believe that these goals may be difficult to implement and could potentially change the credit profile of the MPF program.
MPP
Effective May 31, 2015, as a part of the Merger, we acquired mortgage loans previously purchased by the Seattle Bank under the MPP. Similar to the MPF program, the MPP includes a risk sharing arrangement under which we manage the interest rate risk, including prepayment risk, and liquidity risk of MPP loans, while the members retain the primary credit risk.
Through the MPP, the Seattle Bank purchased mortgage loans directly from PFIs. MPP loans were conforming conventional or government-insured fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years. MPP PFIs were responsible for all traditional retail loan origination functions related to MPP loans. MPP PFIs who sold MPP loans to the Seattle Bank could either continue to service the mortgage loans or sell the servicing rights to a third party service provider.
In 2005, the Seattle Bank ceased entering into new MPP master commitment contracts and therefore all MPP loans acquired were originated prior to 2006. We currently do not purchase mortgage loans under this program and we expect that the $531 million outstanding at December 31, 2015 will continue to decrease as the remaining MPP loans are paid off. We do not service the acquired MPP loans nor do we own any servicing rights. Effective November 1, 2015, we engaged Bank of New York Mellon as the MPP master servicer. Prior to November 1, 2015 JP Morgan Chase Bank was the MPP master servicer. For the year ended December 31, 2015, MPP loans represented less than one percent of our total average assets and generated two percent of our total interest income.
For additional information on our mortgage loans, including concentrations held with PFIs, see “Item 7. Management's Discussion and Analysis of Financial Condition and Risk Management — Credit Risk — Mortgage Loans.”
TEMPORARY LOAN MODIFICATION PLANS

We offer loan modification plans for our MPF and MPP PFIs. Under these plans, we generally permit the recapitalization of past due amounts up to the original loan amount and/or reduce the interest rate for a specified period of time. No other terms of the original loan, including contractual maturity, are generally modified. At December 31, 2015, 57 modified loans totaling $21 million were outstanding in our Statements of Condition.
Investments
We maintain an investment portfolio primarily to provide investment income and liquidity. Our investment portfolio consists of both short- and long-term investments. Our short-term investments may include, but are not limited to, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposit, commercial paper, and U.S. treasury obligations. Our long-term investments may include, but are not limited to, other U.S. obligations, government-sponsored enterprise (GSE) obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. Our long-term investments generally provide higher returns than our short-term investments. For the years ended December 31, 2015, 2014, and 2013, investments represented 32, 28, and 29 percent of our total average assets and generated 32, 28, and 28 percent of our total interest income.
We do not have any subsidiaries. We also have no equity positions in any partnerships, corporations, or off-balance sheet special purpose entities. We limit new investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or that we deem to be investment quality at the time of purchase. Our Enterprise Risk Management Policy (ERMP) prohibits new purchases of private-label MBS.

REGULATORY RESTRICTIONS
To minimize credit risk, the Finance Agency prohibits us from investing in certain types of securities, unless otherwise approved by the Finance Agency, including:

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

•
whole mortgages or other whole loans, or interests in mortgages or loans, other than: (i) those acquired under the FHLBank MPP; (ii) certain investments targeted at low-income persons or communities; (iii) certain marketable direct obligations of state, local, or tribal government units or agencies that are investment quality; (iv) MBS or asset-backed securities collateralized by manufactured housing loans or home equity loans; and (v) certain foreign housing loans authorized under the FHLBank Act;

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
Consolidated Obligations
Our primary source of funding and liquidity is the issuance of debt securities, referred to as consolidated obligations, in the capital markets. Consolidated obligations (bonds and discount notes) are the joint and several obligations of all FHLBanks and are backed only by the financial resources of the FHLBanks. They are not obligations of the U.S. Government, and the U.S. Government does not guarantee them. At February 29, 2016, Standard & Poor's Ratings Services (S&P) and Moody's Investors Service, Inc. (Moody's) rated the consolidated obligations AA+/A-1+ and Aaa/P-1, both with a stable outlook.

The Office of Finance issues all consolidated obligations on behalf of the FHLBanks. It is also responsible for servicing all outstanding debt, coordinating transfers of debt between the FHLBanks, serving as a source of information for the FHLBanks on capital market developments, managing the FHLBank System's relationship with the rating agencies with respect to consolidated obligations, and preparing and making available the FHLBank System's Combined Financial Reports.
Although we are primarily responsible for the portion of consolidated obligations issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority.
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
We can use interest rate swaps, swaptions, interest rate caps and floors, options, and future/forward contracts as part of our interest rate risk management strategies. These derivatives can be used as either a fair value hedge of a financial instrument or firm commitment or an economic hedge to manage certain defined risks in our Statements of Condition. We use economic hedges primarily to (i) manage mismatches between the coupon features of our assets and liabilities and offset prepayment risk in certain assets, or, (ii) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted.
Additional information on our derivatives can be found in "Item 8. Financial Statements and Supplementary Data — Note 12 — Derivatives and Hedging Activities” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Derivatives.”
CAPITAL AND DIVIDENDS
Capital Stock
Our capital stock has a par value of $100 per share, and all shares are issued, redeemed, or repurchased by us at the stated par value. We generally issue a single class of capital stock (Class B capital stock). We have two subclasses of Class B capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st subject to a cap of $10.0 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding in our Statements of Condition. All Class B capital stock issued is subject to a five year notice of redemption period.

The capital stock requirements established in our Capital Plan are designed so that we remain adequately capitalized as member activity changes. Our Board of Directors may make adjustments to the capital stock requirements within ranges established in our Capital Plan. We amended our Capital Plan effective at the closing of the Merger to, among other things (i) authorize two classes of capital stock of the Bank, consisting of the Bank's Class A stock (to accommodate former Seattle bank Class A stock) and Class B stock; and (ii) authorize the distribution of additional capital from merger, either as a dividend or capital distribution, if and when declared by our Board of Directors.

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
As part of the Merger, on the effective date of the Merger (merger date), each share of Seattle Bank Class A stock outstanding was converted into one share of Des Moines Bank Class A stock and each share of Seattle Bank Class B stock outstanding was converted into one share of Des Moines Bank Class B stock. Immediately following the Merger, all shares of Des Moines Bank Class A stock and excess shares of Class B stock were repurchased and Des Moines Class B stock was issued as needed to meet our activity and membership stock requirements in accordance with the combined Bank's Capital Plan. No shares of Seattle Bank capital stock remained outstanding. The Merger did not have an impact on the total capital stock held by Des Moines Bank stockholders prior to the Merger.

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
Additional Capital from Merger
We recognized the net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a new capital account captioned “Additional capital from merger.” This balance primarily represents the amount of the Seattle Bank's closing retained earnings balance, adjusted for fair value and other purchase accounting adjustments, and identified intangible assets. We treat this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends to our members have been paid from this account since the merger date and we intend to pay future dividends to members, when and if declared, from this account until the additional capital from merger balance is depleted.
Retained Earnings
Our ERMP requires a minimum level of retained earnings and additional capital from merger based on the level of market risk, credit risk, and operational risk within the Bank. If realized financial performance results in actual retained earnings below the minimum level, we will establish an action plan as determined by our Board of Directors to enable us to return to our targeted level of retained earnings within twelve months. At December 31, 2015, our actual retained earnings were above the minimum level, and therefore no action plan was necessary.
In 2011, we entered into a Joint Capital Enhancement Agreement (JCE Agreement), as amended, with the other FHLBanks. The JCE Agreement is intended to enhance the capital position of each FHLBank by allocating the earnings historically paid to satisfy the Resolution Funding Corporation obligation to a separate restricted retained earnings account. Under the JCE Agreement, each FHLBank allocates 20 percent of its quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately in our Statements of Condition. At December 31, 2015 and 2014, our restricted retained earnings account totaled $101 million and $75 million. One percent of our average balance of outstanding consolidated obligations for the three months ended September 30, 2015 was $1.1 billion. To review the JCE Agreement, as amended, see Exhibit 99.1 of our Form 8-K filed with the Securities and Exchange Commission (SEC) on August 5, 2011.

Dividends
Our Board of Directors may declare and pay different dividends for each subclass of capital stock. Dividend payments may be made in the form of cash and/or additional shares of capital stock. Historically, we have only paid cash dividends. By regulation, we may pay dividends from current earnings, unrestricted retained earnings, or additional capital from merger, but we may not declare a dividend based on projected or anticipated earnings. We are prohibited from paying a dividend in the form of additional shares of capital stock if, after the issuance, the outstanding excess capital stock would be greater than one percent of our total assets. Our Board of Directors may not declare or pay dividends if it would result in our non-compliance with regulatory capital requirements.
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

AFFORDABLE HOUSING PROGRAM ASSESSMENTS
The FHLBank Act requires each FHLBank to establish and fund an AHP, which provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low to moderate income households. Annually, the FHLBanks must set aside for the AHP the greater of ten percent of their current year net earnings or their pro-rata share of an aggregate $100 million to be contributed in total by the FHLBanks. In addition to the required AHP assessment, our Board may elect to make voluntary contributions to the AHP. For purposes of the required AHP assessment, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency. We accrue the AHP assessment on a monthly basis and reduce our AHP liability as program funds are distributed. For additional information on our AHP, refer to “Item 8. Financial Statements and Supplementary Data — Note 15 — Affordable Housing Program.”
OVERSIGHT, AUDITS, AND EXAMINATIONS
The Finance Agency supervises and regulates the FHLBanks and the Office of Finance. The Finance Agency has a statutory responsibility and corresponding authority to ensure that the FHLBanks operate in a safe and sound manner. Consistent with that duty, the Finance Agency has an additional responsibility to ensure the FHLBanks carry out their housing and community development finance mission. In order to carry out those responsibilities, the Finance Agency establishes regulations governing the entire range of operations of the FHLBanks, conducts ongoing off-site monitoring and supervisory reviews, performs annual on-site examinations and periodic interim on-site reviews, and requires the FHLBanks to submit monthly and quarterly information regarding their financial condition, results of operations and risk metrics.

The Comptroller General of the United States (the “Comptroller General”) has authority under the FHLBank Act to audit or examine the Finance Agency and the Bank and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of a FHLBank’s financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General may also conduct his or her own audit of the financial statements of any FHLBank.

As required by federal regulation, we have an internal audit department and an audit committee of our Board. An independent public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) audits our annual financial statements. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, must adhere to PCAOB and Government Auditing Standards, as issued by the Comptroller General, when conducting our audits. Our Board, our senior management, and the Finance Agency receive these audit reports. We also submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports include audited financial statements, a statement of internal accounting and administrative control systems, and the report of the independent registered public accounting firm on the financial statements.
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

PERSONNEL
As of February 29, 2016, we employed 271 full-time and eight part-time employees. Our employees are not covered by a collective bargaining agreement.

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
RECENT REGULATORY CHANGES TO THE FHLB MEMBERSHIP ELIGIBILITY REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS
On January 20, 2016, the Finance Agency issued a final rule that changes the eligibility requirements for FHLBank members by eliminating currently eligible captive insurance companies from FHLBank membership. As of December 31, 2015, we had 13 captive insurance company members with advances outstanding of $15.2 billion, which represented 17 percent of our total advances outstanding. Of these captive insurance company members, six members with advance balances outstanding of $9.2 billion will have their membership terminated after five years of the effective date of the final rule, February 19, 2016, and seven members with advance balances outstanding of $6.0 billion will have their membership terminated within one year, according to the final rule. In addition, three out of our top five borrowers at December 31, 2015 were captive insurance company members. Once our captive insurance company members have their membership terminated and their advances mature, our advance and capital stock levels will decrease. Further, we could experience lower demand for advances and other products and services, including letter of credit activity. Our core mission asset ratio may also be negatively impacted. The magnitude of the impact of the final rule will depend, in part, on our size and profitability at the time of membership termination or maturity of the related advances. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments" for additional discussion of the final rule and its impact on membership.

WE ARE JOINTLY AND SEVERALLY LIABLE FOR THE CONSOLIDATED OBLIGATIONS OF OTHER FHLBANKS AND MAY BE REQUIRED TO PROVIDE FINANCIAL ASSISTANCE TO OTHER FHLBANKS
Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of the 11 FHLBanks and are backed only by the financial resources of the FHLBanks. They are not obligations of the U.S. Government, and the U.S. Government does not guarantee them. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. Furthermore, if the Finance Agency determines that an FHLBank is unable to satisfy its obligations, it may allocate the outstanding liability among the remaining FHLBanks on a pro-rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that it may determine. Accordingly, we could incur liability beyond our primary obligation under consolidated obligations, which could negatively affect our financial condition and results of operations. Moreover, we may not pay dividends to, or redeem or repurchase capital stock from, any of our members if timely payment of principal and interest on all FHLBank consolidated obligations has not been made. Accordingly, our ability to pay dividends or to redeem or repurchase capital stock may be affected not only by our financial condition, but by the financial condition of the other FHLBanks.
Due to our relationship with other FHLBanks, we could also be impacted by events other than the default on a consolidated obligation. Events that impact other FHLBanks include, but are not limited to, member failures, capital deficiencies, and other-than-temporary impairment (OTTI) charges. These events may cause the Finance Agency, at its discretion, to require any FHLBank to either provide capital to or buy assets of any other FHLBank. If we were called upon by the Finance Agency to do either of these items, it may negatively impact our financial condition.
Additionally, the FHLBank Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks are required to set aside, in the aggregate, the greater of $100 million or ten percent of their current year net earnings. AHP contributions made by the FHLBanks were $334 million, $269 million, and $293 million for 2015, 2014, and 2013. If the FHLBanks do not make the minimum $100 million AHP contribution in a given year, we could be required to contribute more than ten percent of our current year net earnings. An increase in our AHP contributions could adversely impact our financial condition and results of operations.
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
A reduction in our credit rating could also trigger additional collateral posting requirements under our derivative agreements. For cleared derivatives, the Derivative Clearing Organization (Clearinghouse) determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades. We were not required to post additional initial margin by our clearing agents, based on credit considerations at December 31, 2015. For the majority of uncleared derivative contracts, we are required to deliver additional collateral on derivatives in net liability positions to counterparties if there is deterioration in our credit rating. At December 31, 2015, if our credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, we would have been required to deliver an additional $61 million of collateral to our uncleared derivative counterparties. Further, demand for certain Bank products, including, but not limited to, standby letters of credit and standby bond purchase agreements, is influenced by our credit rating. A reduction in our credit rating could weaken or eliminate demand for such products.

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
We are required to maintain capital to meet specific minimum requirements, as defined by the Finance Agency. Historically, our capital has exceeded all capital requirements and we have maintained adequate capital and leverage ratios. If we fail to meet any of these requirements or if our Board of Directors or the Finance Agency determines that we have incurred, or are likely to incur, losses resulting in, or losses that are expected to result in, a charge against capital, we would not be able to redeem or repurchase any capital stock while such charges are continuing or expected to continue. In addition, failure to meet our capital requirements could result in the Finance Agency's imposition of restrictions pertaining to dividend payments, lending, investing, or other business activities. Additionally, the Finance Agency could require that we call upon our members to purchase additional capital stock to meet our minimum regulatory capital requirements. Members may be unable or unwilling to satisfy such calls for additional capital, which could lead to a member's involuntary termination of membership as a result of noncompliance with the Bank's Capital Plan.
WE COULD BE ADVERSELY AFFECTED BY OUR EXPOSURE TO CUSTOMER CONCENTRATION RISK
We are subject to customer concentration risk as a result of our reliance on a relatively small number of member institutions for a large portion of our total advances and resulting interest income. At December 31, 2015 and 2014, advances outstanding to our top five borrowers totaled $50.5 billion and $42.6 billion, representing 57 and 66 percent of our total advances outstanding. Advance balances with these members and our other members could change due to factors such as a change in member demand, relocation of members out of our district, or members with affiliated institutions located outside of our district choosing to do business with another FHLBank. In addition, advance balances could change as a result of new or modified legislation enacted by Congress or regulations adopted by the Finance Agency or other financial services regulators. If, for any reason, we were to lose, or experience a decrease in the amount of business with our top five borrowers, our financial condition and results of operations could be negatively affected.  Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Statements of Condition - Advances” for additional information on our top five borrowers.

WE FACE COMPETITION FOR ADVANCES, MORTGAGE LOANS, AND FUNDING
Our primary business activities are providing advances to members and housing associates and acquiring residential mortgage loans from or through our members. Demand for our advances is affected by, among other things, the cost of other available sources of funding for our borrowers. We may from time to time compete with other suppliers of secured and unsecured wholesale funding including, but not limited to, investment banks, commercial banks, other GSEs, and U.S. Government agencies. We may also compete with other FHLBanks to the extent that member institutions have affiliated institutions located outside of our district. Furthermore, our members typically have access to brokered deposits and resale agreements, each of which represent competitive alternatives to our advances. Many of our competitors are not subject to the same body of regulation that we are, which enables those competitors to offer products and terms that we may not be able to offer. Efforts to effectively compete with other suppliers of wholesale funding by changing the pricing of our advances may result in a decrease in the profitability of our advance business. A decrease in the demand for advances or a decrease in the profitability on advances would negatively affect our financial condition and results of operations.
The purchase of mortgage loans through the MPF program is subject to competition on the basis of prices paid for mortgage loans, customer service, and ancillary services, such as automated underwriting and loan servicing options. We compete primarily with other GSEs, such as Fannie Mae, Freddie Mac, and other financial institutions, the Federal Reserve, and private investors for acquisition of conventional fixed rate mortgage loans. Increased competition could result in a reduction in the amount of mortgage loans we are able to purchase, which could negatively affect our financial condition and results of operations.

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
CHANGES IN ECONOMIC CONDITIONS OR FEDERAL FISCAL AND MONETARY POLICY COULD ADVERSELY IMPACT OUR BUSINESS
As a cooperative, we operate with narrow margins and expect to be profitable over the long-term based on our prudent lending standards, conservative investment strategies, and diligent risk management practices. Because we operate with narrow margins, our net income is sensitive to changes in market conditions that can impact the interest we earn and pay and introduce volatility in other income (loss). These conditions include, but are not limited to, changes in interest rates and the money supply, inflation, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which we conduct business. Our financial condition, results of operations, and ability to pay dividends could be negatively affected by changes in economic conditions.
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
WE COULD BE ADVERSELY AFFECTED BY OUR INABILITY TO ENTER INTO DERIVATIVE INSTRUMENTS ON ACCEPTABLE TERMS
We use derivatives to manage interest rate risk, including mortgage prepayment risk, in our Statements of Condition. Our effective use of derivative instruments depends upon management's ability to determine the appropriate hedging strategies and positions in light of our assets and liabilities as well as prevailing and anticipated market conditions. In addition, the effectiveness of our hedging strategies depends upon our ability to enter into derivatives with acceptable counterparties, on terms desirable to us, and in quantities necessary to hedge our corresponding assets and liabilities. If we are unable to manage our hedging positions properly, or are unable to enter into derivative instruments on desirable terms, we may incur higher funding costs and be unable to effectively manage our interest rate risk and other risks, which could negatively affect our financial condition and results of operations.

The continued implementation of the Dodd-Frank Act could adversely impact our ability to execute derivatives to hedge interest rate risk. Derivatives regulations under the Dodd-Frank Act have impacted and will continue to substantially impact the derivatives markets by, among other things: (i) requiring extensive regulatory and public reporting of derivatives transactions, (ii) requiring a wide range of over-the-counter derivatives to be cleared through recognized clearing facilities and traded on exchanges or exchange-like facilities, (iii) requiring the collection and segregation of collateral for most uncleared derivatives, and (iv) significantly broadening limits on the size of positions that may be maintained in specified derivatives. These market structure reforms may make many derivatives products more costly to execute, may significantly reduce the liquidity of certain derivatives markets, and could diminish customer demand for covered derivatives. These changes could negatively impact our ability to execute derivatives in a cost efficient manner, which could have an adverse impact on our results of operations and our ability to achieve our risk management objectives.
EXPOSURE TO OPTION RISK IN OUR FINANCIAL ASSETS AND LIABILITIES COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS
Our mortgage assets provide homeowners the option to prepay their mortgages prior to maturity. The effect of changes in interest rates can exacerbate prepayment or extension risk, which is the risk that mortgage assets will be refinanced by the mortgagor in low interest rate environments or will remain outstanding longer than expected at below-market yields when interest rates increase. Our advances, consolidated obligations, and derivatives may provide us, the borrower, the issuer, or the counterparty with the option to call or put the asset or liability. These options leave us susceptible to unpredictable cash flows associated with our financial assets and liabilities. The exercise of the option and the prepayment or extension risk is dependent upon general market conditions and if not managed appropriately, could have an adverse effect on our financial condition and results of operations.
INCREASES IN DELINQUENCY OR LOSS ESTIMATES ON OUR MPF AND MPP LOANS MAY HAVE AN ADVERSE IMPACT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 2015, we observed continuing signs of improvement in the U.S. housing market. To the extent that economic conditions weaken and result in increased unemployment and a decline in home prices, we could see an increase in loan delinquencies or loss estimates and decide to increase our allowance for credit losses on mortgage loans. In addition, to the extent that mortgage insurance providers fail to fulfill their obligations to pay us for claims, we could bear additional losses on certain mortgage loans with outstanding mortgage insurance coverage. As a result, our financial condition and results of operations could be adversely impacted.
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
Control failures, including failures in our controls over financial reporting, or business interruptions with members, vendors, or counterparties, could result from human error, fraud, breakdowns in information and computer systems, lapses in operating processes, or natural or man-made disasters. If a significant control failure or business interruption were to occur, it could materially damage our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse, or repair the negative effects of such failures or interruptions.
Moreover, we rely heavily upon information systems and other operating technologies to conduct and manage our business. To the extent that we, our members, vendors, or counterparties experience a technical failure or interruption in any of these systems or other operating technologies, including any "cyberattacks" or other breaches of technical security, we may be unable to conduct and manage our business effectively. We are in the process of replacing our core banking system. This project could also subject us to a higher level of operational risk or risk of technical failure or interruption. Although we have implemented a disaster recovery and business continuity plan, we can make no assurance that it will be able to prevent, timely and adequately address, or mitigate the negative effects of any technical failure or interruption. Any technical failure or interruption could harm our customer relations, risk management, and profitability, and could adversely impact our financial condition and results of operations.
During 2015, we identified several control deficiencies in our internal control over financial reporting. These control deficiencies were evaluated, individually and in the aggregate, and identified as three material weaknesses in our internal controls, which are described more fully in “Item 9A. Controls and Procedures”. These control deficiencies could result in a misstatement of any of our financial statement accounts and disclosures that could in turn result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constitute material weaknesses. In addition, other material weaknesses or deficiencies may be identified in the future.
Management is taking steps to remediate the identified material weaknesses and strengthen our internal control over financial reporting. However, if we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected. This failure could cause our members to lose confidence in our reported financial information, subject us to government enforcement actions, and generally, materially, and adversely impact our business and financial condition.
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
MEMBER CONSOLIDATIONS AND FAILURES COULD ADVERSELY AFFECT OUR BUSINESS
Member consolidations and failures could reduce the number of current and potential members in our district. During 2015, although our membership level increased primarily due to the merger, the increase was partially offset by 28 member consolidations. If the number of member consolidations and/or failures were to accelerate, we could experience a reduction in the level of our members' advance and other business activities. This loss of business could negatively impact our business operations, financial condition, and results of operations.

RELIANCE ON THE FHLBANK OF CHICAGO, AS MPF PROVIDER, AND FANNIE MAE, RED WOOD TRUST, INC., AND GINNIE MAE AS THE ULTIMATE INVESTORS IN THE MPF XTRA, MPF DIRECT, AND MPF GOVERNMENT MBS PRODUCTS, COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS
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
Additionally, under the MPF Xtra loan product, we assign 100 percent of our interest in PFI master commitments to the FHLBank of Chicago, who then purchases mortgage loans from our PFIs and sells those loans to Fannie Mae. Under the MPF Direct product, mortgage loans are sold directly from our PFIs to Redwood Trust, Inc., a real estate investment trust. Through the MPF Government MBS product our PFIs sell government loans directly to the FHLBank of Chicago where they are pooled and securitized into Ginnie Mae MBS securities. Should the FHLBank of Chicago, Fannie Mae, Red Wood Trust, Inc., or Ginnie Mae experience any operational difficulties or inability to continue to do business, those difficulties could have a negative impact on the value of the Bank to our membership.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
On January 2, 2007, we executed a 20 year lease with an affiliate of our member, Wells Fargo, for approximately 43,000 square feet of office space. The office space is located at 801 Walnut Street, Suite 200, Des Moines, Iowa and is used for substantially all primary business functions.
On June 10, 2011, we executed a three year lease with Tomorrow 30 Des Moines, Limited Partnership, for approximately 6,000 square feet of office space. On April 29, 2014, we extended this lease agreement for an additional three years. On February 17, 2015, a second amendment was executed for the rental of approximately 6,500 in additional square feet. The office space is located at 666 Walnut Street, Suite 1910, Des Moines, Iowa and is used for general business functions.
On July 20, 2015, we executed an 88 month lease commencing on October 1, 2015 with 900 Fourth Avenue Property LLC, for approximately 8,200 square feet of office space. The office space is located at 901 5th Avenue, Suite 3800, Seattle, Washington and is used for substantially all primary business functions of our Western Office.

We also maintain a leased, off-site back-up facility with approximately 3,500 square feet in Urbandale, Iowa.

ITEM 3. LEGAL PROCEEDINGS

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

In October 2010, each of the defendant groups filed a motion to dismiss the proceedings against it. The issues raised by those motions were fully briefed and were the subject of oral arguments that occurred in March and April 2011. In a series of decisions handed down in June, July, and August 2011, the judge handling the pre-trial motions ruled in favor of the Seattle Bank on all issues, except that the judge granted the defendants' motions to dismiss certain of the Seattle Bank's allegations of misrepresentation as to owner occupancy of properties securing loans in the securitized loan pools. In addition, the judge granted motions to dismiss a group of related entities as defendants in one of the 11 cases for lack of personal jurisdiction. The resolution of the pre-trial motions allowed the cases to proceed to the discovery phase, which is now complete. In a series of rulings in November 2015, the judge denied the defendants' motions for summary judgment on common issues and granted Seattle Bank's motion to strike the seller defendants' due diligence defenses. Defendants' motions for summary judgment on individual issues are fully briefed and scheduled for oral argument in March 2016. The first trials will likely be held no earlier than the last quarter of 2016. Estimating trial dates, however, can be very difficult, and actual trial dates may be earlier or later than our estimate.

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
We record legal expenses related to litigation settlements as incurred in other expenses in the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. We incur and recognize these contingent based legal fees only when litigation settlement awards are received, at which time these fees are netted against the gains received on the litigation settlement.
During 2015, we recognized $14 million in net gains on litigation settlements primarily due to the settlement of one of our private-label MBS claims. We continue to pursue litigation against other defendants with respect to private-label MBS. We did not record any net gains on litigation settlements during 2014 or 2013.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We are a cooperative. This means we are owned by our customers, whom we call members. Our current and former members own all of our outstanding capital stock. Our capital stock is not publicly traded and has a par value of $100 per share. All shares are issued, redeemed, or repurchased by us at the stated par value. Our capital stock may be redeemed with a five year notice from the member or voluntarily repurchased by us at par value, subject to certain limitations set forth in our Capital Plan. At February 29, 2016, we had 1,435 current members that held 53 million shares of capital stock and 21 former members that held 1 million shares of mandatorily redeemable capital stock.
We paid the following quarterly cash dividends during 2015 and 2014 (dollars in millions):

	2015		2014
Quarter Declared and Paid	Amount[1]	Annualized Rate[2]	Amount[1]	Annualized Rate[2]
First Quarter	$26	2.94%	$19	2.80%
Second Quarter	24	2.94	18	2.79
Third Quarter	25	2.87	20	2.81
Fourth Quarter	27	2.75	22	2.87

1
Amounts exclude cash dividends paid on mandatorily redeemable capital stock for each quarter of 2015 and 2014. The total dividends paid on mandatorily redeemable capital stock during 2015 were $3 million. Total dividends paid on mandatorily redeemable capital stock during 2014 were less than $1 million. For financial reporting purposes, these dividends were classified as interest expense.

2
Reflects the annualized rate paid on our average capital stock outstanding during the prior quarter regardless of its classification for financial reporting purposes as either capital stock or mandatorily redeemable capital stock.

For each quarter during 2015 and 2014, the Bank paid an annualized rate of 3.50 percent on activity-based capital stock and an annualized rate of 0.50 percent on membership capital stock.
For additional information on our dividends, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Dividends.”

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

	December 31,
Statements of Condition	2015	2014	2013	2012	2011
Cash	$982	$495	$448	$252	$240
Investments[1]	40,167	23,079	20,131	13,433	14,637
Advances	89,173	65,168	45,650	26,614	26,591
Mortgage loans held for portfolio, gross	6,756	6,567	6,565	6,968	7,157
Allowance for credit losses	(1)	(5)	(8)	(16)	(19)
Total assets	137,381	95,524	73,004	47,367	48,733
Consolidated obligations
Discount notes	98,994	57,773	38,137	8,675	6,810
Bonds	31,211	32,362	30,195	34,345	38,012
Total consolidated obligations[2]	130,205	90,135	68,332	43,020	44,822
Mandatorily redeemable capital stock	103	24	9	9	6
Total liabilities	131,756	91,212	69,547	44,533	45,921
Capital stock — Class B putable	4,714	3,469	2,692	2,063	2,109
Additional capital from merger	194	—	—	—	—
Retained earnings	801	720	678	622	569
Accumulated other comprehensive income (loss)	(84)	123	87	149	134
Total capital	5,625	4,312	3,457	2,834	2,812

	For the Years Ended December 31,
Statements of Income	2015	2014	2013	2012	2011
Net interest income	$317	$251	$213	$241	$236
Provision (reversal) for credit losses on mortgage loans	2	(2)	(6)	—	9
Other income (loss)[3]	(30)	(51)	(35)	(49)	(67)
Other expense[4]	137	67	62	68	62
AHP assessments	15	14	12	13	20
AHP voluntary contributions	2	—	—	—	—
Net income	131	121	110	111	78
Selected Financial Ratios[5]
Net interest spread[6]	0.25%	0.28%	0.34%	0.42%	0.36%
Net interest margin[7]	0.28	0.30	0.39	0.49	0.44
Return on average equity	2.74	3.17	3.68	3.98	2.78
Return on average capital stock	3.42	4.04	4.94	5.44	3.66
Return on average assets	0.12	0.14	0.20	0.23	0.15
Average equity to average assets	4.21	4.56	5.40	5.69	5.27
Regulatory capital ratio[8]	4.23	4.41	4.63	5.69	5.51
Dividend payout ratio[9]	78.99	65.16	48.72	52.46	83.34

1	Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and held-to-maturity (HTM) securities.

2
The total par value of outstanding consolidated obligations of the 11 FHLBanks was $905.2 billion, $847.2 billion, $766.8 billion, $687.9 billion, and $691.8 billion at December 31, 2015, 2014, 2013, 2012, and 2011.

3
Other income (loss) includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, net gains (losses) on the extinguishment of debt, and gains on litigation settlements, net.

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

EXECUTIVE OVERVIEW

Our Bank is a member-owned cooperative serving shareholder members in our region. Our mission is to be a reliable provider of funding, liquidity, and services for the Bank's members so they can meet the housing, business, and economic development needs of the communities they serve. We strive to achieve our mission within an operating principle that balances the trade-off between attractively priced products, reasonable returns on capital stock, and maintaining adequate capital to support safe and sound business operations. Our members include commercial banks, thrifts, credit unions, insurance companies, and CDFIs.

Merger

On June 1, 2015, we announced the successful completion of the Merger with the Seattle Bank, pursuant to the definitive merger agreement dated September 25, 2014. The Merger closed on May 31, 2015 and the two Banks were operational as one Bank, the Federal Home Loan Bank of Des Moines, on June 1, 2015.
On the effective date of the Merger, the corporate existence of the Seattle Bank ceased, and each member of the Seattle Bank automatically ceased to be a member of the Seattle Bank and automatically became a member of the Des Moines Bank. In addition, the geographical territory previously included in the district for the Seattle Bank (Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, Wyoming, and the U.S. Pacific territories of American Samoa, Guam, and the Commonwealth of the Northern Mariana Islands) was included in the district for our combined Bank. We now provide funding solutions and liquidity to nearly 1,500 member financial institutions in 13 states and three U.S. Pacific territories. Our headquarters remain in Des Moines with a western regional office in Seattle.

Financial Results

The Merger had a significant impact on all aspects of our financial condition, results of operations, and cash flows, and as a result, financial results for the current period may not be directly comparable to financial results prior to the Merger. For additional information on the Merger, refer to "Item 8. Financial Statements and Supplementary Data— Note 2 — Merger".

In 2015, we reported net income of $131 million compared to $121 million in 2014. Our net income, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was primarily driven by net interest income, other income (loss), and other expense.

Net interest income totaled $317 million in 2015 compared to $251 million in 2014. The increase was primarily due to an increase in interest income resulting from higher advance and investment volumes. Our net interest margin was 0.28 percent during 2015 compared with 0.30 percent during 2014.

We recorded a loss of $30 million in 2015 in other income (loss) compared to a loss of $51 million in 2014. The primary drivers of other income (loss) in 2015 were net gains (losses) on derivatives and hedging activities, net gains (losses) on trading securities, and net gains on litigation settlements, as described on the following page.

We utilize derivative instruments to manage interest rate risk, including mortgage prepayment risk. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. In 2015, we recorded net losses of $38 million on our derivatives and hedging activities through other income (loss) compared to net losses of $123 million in 2014. These fair value changes were primarily attributable to the impact of changes in interest rates on interest rate swaps that we utilize to hedge our investment securities portfolio. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities" for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

Trading securities are recorded at fair value with changes in fair value reflected through other income (loss). In 2015, we recorded net losses on trading securities of $12 million compared to net gains of $68 million in 2014. These changes in fair value were primarily due to the impact of changes in interest rates and credit spreads on our fixed rate trading securities.

During 2015, other income (loss) also included net gains on litigation settlements of $14 million. During 2014, other income (loss) also included losses on the extinguishment of debt of $13 million and realized gains on the sale of HTM and AFS securities of $10 million.

Other expense totaled $137 million for 2015 compared to $67 million for 2014. The increase was primarily due to merger related expenses of $39 million for 2015. During 2014, merger related expenses totaled $2 million. Merger related expenses primarily consisted of compensation and benefit expenses and merger transaction and integration expenses. In addition, compensation and benefits, professional fees, contractual services, and other operating expenses also increased during 2015 when compared to 2014 due primarily to additional costs associated with operating a larger institution and temporary transitional expenses due to the Merger.

Annually, we must set aside for the AHP the greater of 10 percent of our current year net earnings or our pro-rata share of an aggregate $100 million to be contributed in total by the FHLBanks. We recorded AHP assessments of $15 million for 2015 compared to $14 million for 2014. In addition, our Board of Directors approved a voluntary contribution of $2 million for 2015. The voluntary contribution was made to bring our total 2015 contribution in alignment with what the Des Moines and Seattle banks contributed in 2014. This voluntary contribution will be awarded in 2016 together with our 10 percent required contribution.

We expect net income to be higher in 2016 as a result of a settlement in February 2016 with one defendant in our Private-Label MBS Litigation for $137 million (net of certain legal fees and expenses).

Our total assets increased to $137.4 billion at December 31, 2015 from $95.5 billion at December 31, 2014 due primarily to an increase in advances and investments. Advances increased $24.0 billion due primarily to an increase in borrowings from insurance company members and a large depository institution member, along with advances acquired as a result of the Merger. Investments increased $17.1 billion due primarily to the acquisition of investment securities as a result of the Merger.

Our total liabilities increased to $131.8 billion at December 31, 2015 from $91.2 billion at December 31, 2014 due primarily to an increase in consolidated obligations assumed as a result of the Merger and consolidated obligations issued to fund the increase in advances. Total capital increased to $5.6 billion at December 31, 2015 from $4.3 billion at December 31, 2014. The increase was primarily due to an increase of $1.2 billion in capital stock outstanding due to member activity and as a result of the Merger. In addition, on the merger date, we recorded additional capital from merger, which primarily represents the amount of the Seattle Bank's closing retained earnings balance, adjusted for fair value and other purchase accounting adjustments, and identified intangible assets. Dividends to our members have been paid from this account since the merger date and we intend to pay future dividends to our members, when and if declared, from this account until the additional capital from merger balance is depleted. Additional capital from merger totaled $194 million at December 31, 2015. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

Adjusted Earnings

As part of evaluating financial performance, we adjust GAAP net income before assessments and GAAP net interest income for the impact of (i) market adjustments relating to derivative and hedging activities and instruments held at fair value, (ii) realized gains (losses) on investment securities, and (iii) other unpredictable items, including asset prepayment fee income, debt extinguishment losses, merger related expenses, and net gains on litigation settlements. The resulting non-GAAP measure, referred to as our adjusted earnings, reflects both adjusted net interest income and adjusted net income before assessments.

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

As a member-owned cooperative, we endeavor to operate with a low but stable adjusted net interest margin. As indicated in the tables that follow, our adjusted net interest income and adjusted net income increased during 2015 when compared to 2014. The improvement in our adjusted net interest income and adjusted net income was primarily due to an increase in interest income due to higher advance and investment volumes. Our adjusted net interest margin declined over prior year due to lower yields on our interest-earning assets driven by the low interest rate environment and higher average volumes of advances that generate lower margins when compared to the majority of our other interest-earning assets. The decline was partially offset by lower costs paid on our interest-bearing liabilities as a result of our increased utilization of discount notes to fund the increase in advances, primarily floating rate callable advances, and the low interest rate environment.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013
GAAP net interest income before provision (reversal) for credit losses on mortgage loans	$317	$251	$213
Exclude:
Prepayment fees on advances, net	11	6	6
Net premium amortization related to prepaid advances	(10)	—	—
Prepayment fees on investments, net	3	—	1
Total adjustments	4	6	7
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(21)	(20)	(16)
Adjusted net interest income	$292	$225	$190
Adjusted net interest margin	0.26%	0.27%	0.35%

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income before assessments (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013
GAAP net income before assessments	$148	$135	$122
Exclude:
Prepayment fees on advances, net	11	6	6
Net premium amortization related to prepaid advances	(10)	—	—
Prepayment fees on investments, net	3	—	1
Other-than-temporary impairment losses	—	—	(1)
Net gains (losses) on trading securities	(12)	68	(107)
Net gains (losses) from sale of available-for-sale securities	—	1	3
Net gains (losses) from sale of held-to-maturity securities	—	9	—
Net gains (losses) on financial instruments held at fair value	—	—	1
Net gains (losses) on derivatives and hedging activities	(38)	(123)	85
Net gains (losses) on extinguishment of debt	—	(13)	(26)
Gains on litigation settlements, net	14	—	—
Merger related expenses	(39)	(2)	—
Include:
Net interest expense on economic hedges	(21)	(20)	(16)
Amortization of hedging costs[1]	—	—	(7)
Adjusted net income before assessments	$198	$169	$137

1	Primarily represents the straight line amortization of upfront fee payments on interest rate caps. The interest rate caps were sold during 2013.

For additional discussion on items impacting our GAAP earnings, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Economic and market data received prior to the Federal Open Market Committee (FOMC or Committee) meeting in December of 2015 indicated economic activity had been expanding moderately. Conditions in the labor market continued to show signs of improvement. Growth in household spending and business fixed investments had been moderate and the housing sector had shown further improvement while net exports remained subdued. Inflation continued to run below the Committee's longer-run objective of two percent, partly reflecting declines in energy prices and non-energy import prices. Market-based measurements of inflation compensation remained low and long-term inflation expectations edged down. Recent global economic and financial developments may restrain economic activity and likely put further downward pressure on inflation measurements.

In its December 16, 2015 statement, the FOMC stated it expects that, with appropriate policy accommodation and gradual adjustments in the stance of monetary policy, economic activity will expand at a moderate pace and labor market conditions will continue to improve toward levels the FOMC judges consistent with its dual mandate to foster maximum employment and price stability. The FOMC sees risks to the outlook for the economy and the labor market as nearly balanced but continues to monitor global developments. In addition, the FOMC stated it anticipates that inflation will remain near recent low levels in the near term, but it anticipates inflation will rise towards its two percent objective over the medium term as the labor market improves further and the effects of lower energy prices and import prices dissipate. The FOMC will continue to monitor inflation developments closely.

In the first two months of 2016, the market has experienced significant volatility driven by a decline in commodity prices and further signs of global growth weakness. This has resulted in lower interest rates and a decline in equity markets. The recent activity has caused market participants to question whether the FOMC will continue to increase rates in 2016.

Mortgage Markets

The housing market has continued to improve over the past year, as indicated by rising home prices, lower inventories of properties for sale, and increased housing construction activity along with increased sales of existing homes. The improvement in the housing market has been partly attributable to the continued strengthening of the economy. The outlook for a sustainable recovery in residential sales and home prices remains promising over the long term, as consumer sentiment continues to improve and first time home buyer activity improves. Many market participants, however, expect this recovery to occur at a slower pace than in previous years.

Recent market volatility has resulted in lower mortgage rates, which may result in an increase in refinancing volume and may stimulate additional demand for home purchases as the cost of debt becomes more affordable.

Interest Rates

The following table shows information on key market interest rates1:

	Fourth Quarter 2015 3-Month Average	Fourth Quarter 2014 3-Month Average	2015 12-Month Average	2014 12-Month Average	2015 Ending Rate	2014 Ending Rate
Federal funds	0.16%	0.10%	0.13%	0.09%	0.20%	0.06%
Three-month LIBOR	0.41	0.24	0.32	0.23	0.61	0.26
2-year U.S. Treasury	0.82	0.52	0.67	0.45	1.05	0.67
10-year U.S. Treasury	2.18	2.27	2.13	2.53	2.27	2.17
30-year residential mortgage note	3.89	3.97	3.85	4.18	4.01	3.83

1	Source is Bloomberg.

The Federal Reserve's key target interest rate, the Federal funds rate, maintained a range of 0.00 to 0.25 percent during most of 2015. In its December 16, 2015 statement, the FOMC decided to raise the target range for the Federal funds rate to 0.25 to 0.50 percent. The Committee's stance on monetary policy remains accommodative even after this increase, supporting further improvement in labor market conditions and a return to two percent inflation. In determining the timing and size of future adjustments to the target range for the Federal Funds rate, the FOMC will assess realized and expected economic progress towards its longer-run goals of maximum employment and a two percent inflation rate. The assessment will take into account measures of labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments. The Committee anticipates it will be appropriate for only gradual increases to the target range for the Federal funds rate based on expectations of economic conditions. It is expected the Federal funds rate will remain at low levels until incoming information indicates economic conditions have continued to evolve.

The 10-year U.S. Treasury yields and mortgage rates were lower on average during 2015 when compared to 2014. Interest rates were volatile as concerns of growth and declines in commodity prices have impacted markets globally. While the FOMC considers removing monetary policy accommodation as data warrants, foreign central banks eased monetary policy further in 2015.

In its December 16, 2015 statement, the FOMC stated that it is maintaining its existing policy of reinvesting principal payments from the Federal Reserve's holdings of agency debt and agency MBS into agency MBS and rolling over maturing U.S. Treasury securities at auction. The FOMC also stated that the policy of keeping the Federal Reserve's holdings of longer-term securities at sizable levels should help maintain accommodative financial conditions and when the Committee decides to begin removing policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of two percent. The Committee further stated that it currently anticipates that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target Federal funds rate below the rate that the Committee views as normal in the long run.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Fourth Quarter 2015 3-Month Average	Fourth Quarter 2014 3-Month Average	2015 12-Month Average	2014 12-Month Average	2015 Ending Spread	2014 Ending Spread
3-month	(13.2)	(15.6)	(14.7)	(15.6)	(20.2)	(14.8)
2-year	0.7	(10.0)	(7.8)	(8.3)	(0.2)	(11.1)
5-year	17.5	5.8	6.8	4.3	16.2	1.5
10-year	61.4	37.1	49.1	36.1	59.5	39.9

1	Source is the Office of Finance.

As a result of our credit quality, we generally have ready access to funding at relatively competitive interest rates. During 2015, our funding spreads relative to LIBOR deteriorated when compared to spreads at December 31, 2014. During 2015, we utilized consolidated obligation discount notes in place of step-up, callable, and term fixed rate consolidated obligation bonds to capture attractive funding, to match the repricing structures on advances and investments, and meet liquidity requirements. Spreads relative to LIBOR increased on long-term debt as investor demand remained more focused on short-term maturities.

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the years ended December 31, 2015, 2014, and 2013 (dollars in millions). See further discussion of these items in the sections that follow.

			2015 vs. 2014			2014 vs. 2013
	2015	2014	$ Change	% Change	2013	$ Change	% Change
Net interest income	$317	$251	$66	26%	$213	$38	18%
Provision (reversal) for credit losses on mortgage loans	2	(2)	4	200	(6)	4	67
Other income (loss)	(30)	(51)	21	41	(35)	(16)	(46)
Other expense	137	67	70	104	62	5	8
AHP assessments	15	14	1	7	12	2	17
AHP voluntary contributions	2	—	2	100	—	—	—
Net income	$131	$121	$10	8%	$110	$11	10%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Years Ended December 31,
	2015			2014			2013
	Average Balance[1]	Yield	Interest Income/ Expense	Average Balance[1]	Yield	Interest Income/ Expense	Average Balance[1]	Yield	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$554	0.12%	$1	$358	0.07%	$—	$336	0.11%	$—
Securities purchased under agreements to resell	6,450	0.10	7	7,640	0.05	4	4,776	0.08	4
Federal funds sold	4,276	0.12	5	3,160	0.08	2	1,447	0.09	1
Mortgage-backed securities[2,3]	16,644	0.97	162	9,919	1.19	118	7,056	1.53	108
Other investments[2,3,4]	8,425	1.14	96	2,576	2.43	63	2,199	3.04	67
Advances[3,5]	69,784	0.46	324	52,983	0.45	239	32,104	0.63	201
Mortgage loans[6]	6,758	3.63	245	6,514	3.75	245	6,714	3.78	253
Loans to other FHLBanks	1	0.17	—	—	—	—	—	—	—
Total interest-earning assets	112,892	0.74	840	83,150	0.81	671	54,632	1.16	634
Non-interest-earning assets	646	—	—	657	—	—	540	—	—
Total assets	$113,538	0.74%	$840	$83,807	0.80%	$671	$55,172	1.15%	$634
Interest-bearing liabilities
Deposits	$822	0.03%	$—	$533	0.01%	$—	$746	0.02%	$—
Consolidated obligations
Discount notes[3]	70,818	0.15	106	53,136	0.08	43	15,442	0.09	14
Bonds[3]	35,962	1.15	414	25,401	1.48	377	34,933	1.17	407
Other interest-bearing liabilities[7]	77	3.26	3	12	2.11	—	14	2.33	—
Total interest-bearing liabilities	107,679	0.49	523	79,082	0.53	420	51,135	0.82	421
Non-interest-bearing liabilities	1,081	—	—	906	—	—	1,057	—	—
Total liabilities	108,760	0.48	523	79,988	0.53	420	52,192	0.81	421
Capital	4,778	—	—	3,819	—	—	2,980	—	—
Total liabilities and capital	$113,538	0.46%	$523	$83,807	0.50%	$420	$55,172	0.76%	$421
Net interest income and spread[8]		0.25%	$317		0.28%	$251		0.34%	$213
Net interest margin[9]		0.28%			0.30%			0.39%
Average interest-earning assets to interest-bearing liabilities		104.84%			105.14%			106.84%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4	Other investments primarily include other U.S. obligations, GSE obligations, state or local housing agency obligations, and taxable municipal bonds.

5	Advance interest income includes prepayment fee income of $11 million, $6 million, and $6 million for the years ended December 31, 2015, 2014, and 2013.

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists of mandatorily redeemable capital stock and borrowings from other FHLBanks.

8	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	2015 vs. 2014			2014 vs. 2013
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$—	$1	$1	$—	$—	$—
Securities purchased under agreements to resell	(1)	4	3	2	(2)	—
Federal funds sold	1	2	3	1	—	1
Mortgage-backed securities	69	(25)	44	38	(28)	10
Other investments	81	(48)	33	11	(15)	(4)
Advances	79	5	84	107	(68)	39
Mortgage loans	9	(8)	1	(7)	(2)	(9)
Total interest income	238	(69)	169	152	(115)	37
Interest expense
Consolidated obligations
Discount notes	17	46	63	31	(2)	29
Bonds	133	(96)	37	(125)	95	(30)
Other interest-bearing liabilities	3	—	3	—	—	—
Total interest expense	153	(50)	103	(94)	93	(1)
Net interest income	$85	$(19)	$66	$246	$(208)	$38

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. During 2015, our net interest spread was 0.25 percent compared to 0.28 percent and 0.34 percent for the same periods in 2014 and 2013. Our net interest spread during 2015 was primarily impacted by a lower yield on total interest-earning assets, driven by the low interest rate environment and higher average volumes of advances that generate lower margins when compared to the majority of our other interest-earning assets. The decline was partially offset by lower costs paid on our interest-bearing liabilities as a result of our increased utilization of discount notes to fund the increase in advances, primarily floating rate callable advances, and the low interest rate environment.

Advances

Interest income on advances (including prepayment fees on advances, net) increased 35 percent during 2015 when compared to 2014 and 19 percent during 2014 when compared to 2013. The increase in 2015 was primarily due to higher average volumes and higher advance prepayment income, offset in part by the low interest rate environment. Average advance volumes increased primarily due to an increase in borrowings from insurance company members and a large depository institution member, along with advances acquired as a result of the Merger. Advance prepayment fee income increased to $11 million during 2015 from $6 million during 2014 due primarily to a prepayment by a large depository institution member. The increase in 2014 when compared to 2013 was primarily due to higher average volumes, offset in part by the low interest rate environment.

Investments

Interest income on investments increased 45 percent during 2015 when compared to 2014 and four percent during 2014 when compared to 2013. The increase in 2015 was due primarily to higher average volumes of MBS and other investments, partially offset by the low interest rate environment. Average investment volumes increased due to the acquisition of certain MBS and non-MBS investments as a result of the Merger which include other U.S. obligation, GSE obligation, and state or local housing agency obligation securities. We also purchased certain GSE and other U.S. obligation MBS, and other U.S. obligation non-MBS during the year that met our targets. In addition, we received net prepayment fee income during 2015 of $3 million as a result of certain MBS prepayments. The increase in 2014 when compared to 2013 was due mainly to the higher average volumes of MBS and money-market investments, partially offset by the low interest rate environment.

Mortgage Loans

Interest income on mortgage loans was relatively stable during 2015 when compared to 2014 and decreased four percent during 2014 when compared to 2013. The decrease during 2014 was due to lower average mortgage loan volumes and the low interest rate environment.

Consolidated Obligation Bonds

Interest expense on bonds increased 10 percent during 2015 when compared to 2014 and decreased seven percent during 2014 when compared to 2013. The increase during 2015 was due to higher average bond volumes primarily due to bonds assumed as a result of the Merger, partially offset by the low interest rate environment. The decrease in 2014 was primarily due to lower average bond volumes.

Consolidated Obligation Discount Notes

Interest expense on discount notes increased 145 percent during 2015 when compared to 2014 and 214 percent during 2014 when compared to 2013. The increase in 2015 was due to higher discount note rates as well as increased average volumes. Discount notes were utilized to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity. Average volumes also increased during 2015 due to the assumption of discount notes as a result of the Merger. The increase in 2014 when compared to 2013 was primarily due to higher average volumes.

Provision (Reversal) for Credit Losses on Mortgage Loans

During 2015, we recorded a provision for credit losses on MPF program mortgage loans of $1 million due primarily to increased loan charge-offs. We also recorded a provision for credit losses on MPP mortgage loans acquired from the Seattle Bank of $1 million during 2015 due to current and projected loan delinquencies and loss severity. During 2014, we recorded a reversal for credit losses on our MPF loans of $2 million due primarily to a reduction in loan delinquencies and improvements in housing market forecasts.

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

Other Income (Loss)

The following table summarizes the components of other income (loss) (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013
Other-than-temporary impairment losses	$—	$—	$(1)
Net gains (losses) on trading securities	(12)	68	(107)
Net gains (losses) from sale of available-for-sale securities	—	1	3
Net gains (losses) from sale of held-to-maturity securities	—	9	—
Net gains (losses) on financial instruments held at fair value	—	—	1
Net gains (losses) on derivatives and hedging activities	(38)	(123)	85
Net gains (losses) on extinguishment of debt	—	(13)	(26)
Gains on litigation settlements, net	14	—	—
Other, net	6	7	10
Total other income (loss)	$(30)	$(51)	$(35)

Other income (loss) can be volatile from period to period depending on the type of financial activity recorded. During 2015, other income (loss) was primarily impacted by net gains (losses) on derivatives and hedging activities, net gains (losses) on trading securities, and gains on litigation settlements, net.

We use derivatives to manage interest rate risk, including mortgage prepayment risk. During 2015, 2014, and 2013, gains and losses on our derivatives and hedging activities were primarily attributable to the impact of changes in interest rates on fair value hedge relationships and interest rate swaps that we utilize to economically hedge our investment securities portfolio.

We recorded losses on fair value hedge relationships of $7 million during 2015 through other income (loss) compared to losses of $40 million during 2014 and gains of $12 million during 2013. The losses in 2014 were due to the divergence between the curves used to value our assets, liabilities, and derivatives. We use the LIBOR swap curve to discount cash flows on all hedged assets or liabilities in fair value hedging relationships where the hedged risk is changes in fair value attributable to changes in the designated benchmark interest rate, LIBOR. We utilize the LIBOR and Overnight-Index Swap (OIS) curves to discount cash flows on derivatives in fair value hedging relationships. During 2014, a divergence between the curves used to value our hedged items and related derivatives occurred. Due to this divergence and an increase in the volume of AFS investment hedge relationships that had longer terms to maturity, we experienced additional hedge ineffectiveness.

During 2015, we recorded losses of $31 million on economic hedge relationships compared to losses of $83 million in 2014 and gains of $73 million in 2013. These fair value changes were primarily attributable to the impact of changes in interest rates on interest rate swaps that we utilize to economically hedge our trading securities portfolio. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of our fair value and economic hedge relationships.

Trading securities are recorded at fair value with changes in fair value reflected through other income (loss). During 2015, we recorded losses on trading securities of $12 million compared to gains of $68 million in 2014 and losses of $107 million in 2013. These changes in fair value were primarily due to the impact of changes in interest rates and credit spreads on our fixed rate trading securities, which are generally offset by changes in fair value on derivatives that we utilize to economically hedge the majority of these securities, as previously noted. During 2015, credit spreads widened and, as a result, we incurred losses on both our trading securities and on the interest rate swaps hedging these securities.

During 2015, other income (loss) also included net gains on litigation settlements of $14 million. The net gains on litigation settlements were primarily due to the settlement of one of our private-label MBS claims. During 2014, other income (loss) also included losses on the extinguishment of debt of $13 million and realized gains on the sale of AFS and HTM securities of $10 million.

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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2015
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Net amortization/accretion[1]	$7	$2	$(2)	$5	$—	$12
Net interest settlements	(203)	(158)	—	117	—	(244)
Total impact to net interest income	(196)	(156)	(2)	122	—	(232)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	—	(10)	—	3	—	(7)
Gains (losses) on economic hedges	—	(32)	(1)	1	1	(31)
Total net gains (losses) on derivatives and hedging activities	—	(42)	(1)	4	1	(38)
Net gains (losses) on trading securities[2]	—	(10)	—	—	—	(10)
Total impact to other income (loss)	—	(52)	(1)	4	1	(48)
Total net effect of hedging activities[4]	$(196)	$(208)	$(3)	$126	$1	$(280)

	For the Year Ended December 31, 2014
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(32)	$—	$(2)	$24	$(10)
Net interest settlements	(163)	(115)	—	70	(208)
Total impact to net interest income	(195)	(115)	(2)	94	(218)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	2	(44)	—	2	(40)
Gains (losses) on economic hedges	—	(96)	—	13	(83)
Total net gains (losses) on derivatives and hedging activities	2	(140)	—	15	(123)
Net gains (losses) on trading securities[2]	—	68	—	—	68
Net amortization/accretion[3]	—	—	—	(1)	(1)
Total impact to other income (loss)	2	(72)	—	14	(56)
Total net effect of hedging activities[4]	$(193)	$(187)	$(2)	$108	$(274)

1
Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and also includes the amortization of the financing element of off-market derivatives in 2015. In 2014, we did not record any amortization for off-market derivatives.

2
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3
Represents the amortization/accretion of fair value hedging adjustments on closed bond hedge relationships included in other income (loss) as a result of debt extinguishments and/or closed investment hedge relationships included in other income (loss) as a result of investment sales.

4	The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2013
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Balance Sheet[5]	Total
Net interest income:
Net amortization/accretion[1]	$(35)	$—	$(3)	$46	$—	$8
Net interest settlements	(163)	(43)	—	60	—	(146)
Total impact to net interest income	(198)	(43)	(3)	106	—	(138)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	3	9	—	—	—	12
Gains (losses) on economic hedges	—	79	—	(10)	4	73
Total net gains (losses) on derivatives and hedging activities	3	88	—	(10)	4	85
Net gains (losses) on trading securities[2]	—	(107)	—	—	—	(107)
Net gains (losses) on financial instruments held at fair value	—	—	—	1	—	1
Net amortization/accretion[3]	—	3	—	(1)	—	2
Total impact to other income (loss)	3	(16)	—	(10)	4	(19)
Total net effect of hedging activities[4]	$(195)	$(59)	$(3)	$96	$4	$(157)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships.

2
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3
Represents the amortization/accretion of fair value hedging adjustments on closed bond hedge relationships included in other income (loss) as a result of debt extinguishments and/or closed investment hedge relationships included in other income (loss) as a result of investment sales.

4	The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance and/or investment hedge relationships.

5	Represents net gains on interest rate caps.

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities and the maturity, call, or prepayment of assets or liabilities previously in hedge relationships. In addition, amortization is impacted by the financing element of our off market derivatives. Amortization/accretion on advances, investments, mortgage loans, and consolidated obligation bonds during 2015, 2014, and 2013 resulted primarily from the normal amortization of fair value hedging adjustments.

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

GAINS (LOSSES) ON FAIR VALUE HEDGES

Gains (losses) on fair value hedges are driven by hedge ineffectiveness. Hedge ineffectiveness occurs when changes in the fair value of the derivative and the related hedged item do not perfectly offset each other. The factors that affect hedge ineffectiveness include changes in the benchmark interest rate, volatility, and the divergence in valuation curves used to value our assets, liabilities and derivatives. During 2015 and 2013, gains (losses) on fair value hedging relationships remained relatively small and were the result of normal market activity. During 2014, a divergence between the curves used to value our hedged items and related derivatives occurred. Due to this divergence and an increase in the volume of AFS investment hedge relationships that had longer terms to maturity, we experienced additional hedge ineffectiveness.

GAINS (LOSSES) ON ECONOMIC HEDGES

We utilize economic derivatives to manage certain risks in our Statements of Condition. We use economic hedges primarily to (i) manage mismatches between the coupon features of our assets and liabilities and offset prepayment risk in certain assets, or (ii) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted. Gains and losses on economic derivatives are driven primarily by changes in interest rates and volatility and include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. The following discussion highlights key items impacting gains and losses on economic derivatives.

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

	For the Years Ended December 31,
	2015	2014	2013
Gains (losses) on interest rate swaps economically hedging our investments	$(10)	$(73)	$101
Interest settlements	(22)	(23)	(22)
Net gains (losses) on investment derivatives	(32)	(96)	79
Net gains (losses) on related trading securities	(10)	68	(107)
Net gains (losses) on economic investment hedge relationships	$(42)	$(28)	$(28)

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

The following table summarizes gains and losses on these economic derivatives hedging our consolidated obligation bonds as well as related consolidated obligation bonds elected under the fair value option (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013
Gains (losses) on interest rate swaps economically hedging our consolidated obligations bonds	$—	$—	$(2)
Gains (losses) on interest rate swaps in ineffective fair value hedge relationships	—	11	(15)
Interest settlements	1	2	7
Net gains (losses) on consolidated obligation bond derivatives	1	13	(10)
Net gains (losses) on related consolidated obligation bonds elected under the fair value option	—	—	1
Net gains (losses) on economic consolidated obligation bond hedge relationships	$1	$13	$(9)

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013
Compensation and benefits	$45	$32	$33
Contractual services	13	7	6
Professional fees	10	4	4
Merger related expenses	39	2	—
Other operating expenses	15	10	10
Total operating expenses	122	55	53
Federal Housing Finance Agency	7	4	3
Office of Finance	5	3	3
Other, net	3	5	3
Total other expense	$137	$67	$62

Other expense increased $70 million during 2015 when compared to 2014 and increased $5 million during 2014 when compared to 2013. The increase in 2015 was due to merger related expenses incurred as a result of the Merger, additional costs associated with operating a larger institution, and temporary transition expenses due to the Merger. The increase in 2014 was due to merger related expenses and increased net losses on REO recorded through "other, net".

The following table provides a summary of merger related expenses incurred (dollars in millions):

	For the Years Ended December 31,
	2015	2014
Compensation and benefits	$29	$—
Contractual services and professional fees	8	2
Other merger related expenses	2	—
Total	$39	$2

Merger related expenses primarily included compensation and benefits expenses and Merger transaction and integration expenses. Compensation and employee benefits expenses consisted substantially of change in control agreements and severance packages paid to transition employees, as well as a $10 million discretionary contribution made to bring the Seattle qualified defined benefit pension plan to a similar funding status as the Des Moines qualified defined benefit pension plan. Merger transaction and integration expenses primarily included contractual services and professional fees paid to attorneys, accountants, and consultants for work related to the Merger.

The integration approach utilized for the Merger included the transfer of all Seattle member and business data to Des Moines systems necessary to ensure that business with all members could be conducted with the combined Bank as of the merger date. Due to this approach, integration activities are substantially complete and we anticipate incurring minimal additional merger related expenses during 2016.
Affordable Housing Program Assessments and Voluntary Contributions

Annually, we must set aside for the AHP the greater of 10 percent of our current year net earnings or our pro-rata share of an aggregate $100 million to be contributed in total by the FHLBanks. For purposes of the required AHP assessment, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency. We accrue the AHP assessment on a monthly basis and reduce our AHP liability as program funds are distributed. We recorded AHP assessments of $15 million for 2015 compared to $14 million for 2014. In addition to the required AHP assessment, our Board may elect to make voluntary contributions to the AHP. Our Board of Directors approved a voluntary contribution of $2 million for 2015. The voluntary contribution was made to bring our total 2015 contribution in alignment with what the Des Moines and Seattle banks contributed in 2014. This voluntary contribution will be awarded in 2016 together with our 10 percent required contribution.

STATEMENTS OF CONDITION

Financial Highlights

Our total assets increased to $137.4 billion at December 31, 2015 from $95.5 billion at December 31, 2014. Our total liabilities increased to $131.8 billion at December 31, 2015 from $91.2 billion at December 31, 2014. Total capital increased to $5.6 billion at December 31, 2015 from $4.3 billion at December 31, 2014. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash and Due from Banks

At December 31, 2015, our total cash balance was $982 million compared to $495 million at December 31, 2014. The increase was primarily due to limited investment opportunities at the end of the year.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	December 31,
	2015	2014
Commercial banks	$52,643	$45,037
Thrifts	2,771	1,476
Credit unions	2,647	927
Insurance companies	28,820	17,012
Community development financial institutions	3	—
Total member advances	86,884	64,452
Housing associates	123	57
Non-member borrowers	1,904	443
Total par value	$88,911	$64,952

Our total advance par value increased $24.0 billion or 37 percent at December 31, 2015 when compared to December 31, 2014. The increase was primarily due to an increase in borrowings from insurance company members and a large depository institution member, along with advances acquired as a result of the Merger.

The following table summarizes our advances by product type (dollars in millions):

	December 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Variable rate	$57,942	65	$46,717	72
Fixed rate	29,788	34	17,739	27
Amortizing	1,181	1	496	1
Total par value	88,911	100	64,952	100
Premiums	128		—
Discounts	(9)		(6)
Fair value hedging adjustments	143		222
Total advances	$89,173		$65,168

Premiums increased $128 million at December 31, 2015 when compared to December 31, 2014. The increase was as a result of the Merger as the fair value of the majority of advances acquired exceeded the par value on the merger date. Fair value hedging adjustments changed $79 million or 36 percent at December 31, 2015 when compared to December 31, 2014 due in part to fair value adjustments on hedge relationships acquired from the Seattle Bank. In conjunction with the Merger, we acquired advances and related swaps and entered into new hedge relationships in order to manage our interest rate risk.

At December 31, 2015 and 2014, advances outstanding to our five largest member borrowers totaled $50.5 billion and $42.6 billion, representing 57 percent and 66 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at December 31, 2015 (dollars in millions):

	Amount	% of Total Advances
Wells Fargo Bank, National Association	$37,000	42
TH Insurance Holdings Company LLC[1]	3,785	4
Old Georgetown Insurance Company, LLC[2]	3,753	4
HICA Education Loan Corporation[1]	3,600	4
Transamerica Life Insurance Company[3]	2,350	3
Total par value	$50,488	57

1	Represents a captive insurance company member whose membership will terminate five years after the Finance Agency's final rule that became effective February 19, 2016.

2	Represents a captive insurance company member whose membership will terminate within one year of the Finance Agency's final rule that became effective February 19, 2016.

3	Excludes $400 million of outstanding advances with Transamerica Premier Life Insurance Company, an affiliate of Transamerica Life Insurance Company.

On January 20, 2016, the Finance Agency issued a final rule effective February 19, 2016 that changes the eligibility requirements for FHLBank members by eliminating currently eligible captive insurance companies from FHLBank membership. As of December 31, 2015, we had 13 captive insurance company members with advances outstanding of $15.2 billion, which represented 17 percent of our total advances outstanding. Of our captive insurance company members, six members with advance balances outstanding of $9.2 billion will have their membership terminated after five years of the effective date of the final rule and seven members with advance balances outstanding of $6.0 billion will have their membership terminated within one year of the effective date, according to the final rule. As indicated in the table above, three of our top five largest member borrowers are captive insurance company members. The magnitude of the impact of the final rule will depend, in part, on our size and profitability at the time of membership termination or maturity of the related advances. For additional discussion on the final rule, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”

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

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no probable credit losses on our advances as of December 31, 2015 and 2014. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	December 31, 2015			December 31, 2014
	MPF	MPP	Total	MPF
Fixed rate conventional loans	$5,602	$464	$6,066	$5,916
Fixed rate government-insured loans	547	50	597	570
Total unpaid principal balance	6,149	514	6,663	6,486
Premiums	76	18	94	82
Discounts	(9)	(1)	(10)	(12)
Basis adjustments from mortgage loan commitments	9	—	9	11
Total mortgage loans held for portfolio	6,225	531	6,756	6,567
Allowance for credit losses	(1)	—	(1)	(5)
Total mortgage loans held for portfolio, net	$6,224	$531	$6,755	$6,562

Our total mortgage loans increased $193 million or 3 percent at December 31, 2015 when compared to December 31, 2014. The increase was primarily due to MPP loans acquired as a result of the Merger, partially offset by a decline in MPF loans due to principal paydowns exceeding mortgage loan purchases. Over the years, our member base of MPF loans has evolved from large-volume loan purchases from a small number of large PFIs, including Superior Guaranty Insurance Company (Superior), to purchasing the majority of our MPF loans from a diverse base of community financial institutions. At December 31, 2015 and 2014, mortgage loans outstanding from Superior amounted to $0.9 billion and $1.2 billion. We have not purchased any mortgage loans from Superior since 2004.

Effective May 31, 2015, as part of the Merger, we acquired mortgage loans previously purchased by the Seattle Bank from its members under the MPP. This program involved investment by the Seattle Bank in single-family mortgage loans that were purchased directly from MPP PFIs. Similar to the MPF program, MPP PFIs generally originated, serviced, and credit enhanced the mortgage loans sold to the Seattle Bank. In 2005, the Seattle Bank ceased entering into new MPP master commitment contracts and therefore all MPP loans acquired were originated prior to 2006. We currently do not purchase mortgage loans under this program.

We manage our credit risk exposure on mortgage loans by (i) using agreements to establish credit risk sharing responsibilities with our PFIs, (ii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs, and (iii) establishing credit loss reserves to reflect management's estimate of probable credit losses inherent in the portfolio.

Our allowance for credit losses on MPF loans declined $4 million or 82 percent at December 31, 2015 when compared to December 31, 2014 due to charge-offs of $5 million, partially offset by a provision for credit losses on MPF loans of $1 million. The provision was primarily due to increased loan charge-offs. We also recorded a provision for credit losses on MPP loans acquired from the Seattle Bank of $1 million during the year ended December 31, 2015 due to current and projected loan delinquencies and loss severity. The provision on MPP loans was offset by charge-offs of $1 million.

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

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	December 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	6,775	17	5,091	22
Federal funds sold	2,270	6	1,860	8
State or local housing agency obligations	8	—	—	—
Total short-term investments	9,054	23	6,952	30
Long-term investments[2]
Interest-bearing deposits	1	—	1	—
Mortgage-backed securities
GSE single-family	6,260	16	2,826	12
GSE multifamily	10,145	25	7,465	32
Other U.S. obligations single-family[3]	2,317	6	1,979	9
Other U.S. obligations commercial[3]	6	—	2	—
Private-label residential	20	—	25	—
Total mortgage-backed securities	18,748	47	12,297	53
Non-mortgage-backed securities
Other U.S. obligations[3]	4,222	11	420	2
GSE obligations	5,593	14	2,849	12
State or local housing agency obligations	1,995	4	96	1
Other	554	1	464	2
Total non-mortgage-backed securities	12,364	30	3,829	17
Total long-term investments	31,113	77	16,127	70
Total investments	$40,167	100	$23,079	100

1	Short-term investments have original maturities of less than one year.

2	Long-term investments have original maturities of greater than one year.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

Our investments increased $17.1 billion or 74 percent at December 31, 2015 when compared to December 31, 2014. The increase was primarily a result of the Merger. Investments acquired mainly included GSE and other U.S. obligation MBS, and other U.S. obligation, GSE obligation, and state or local housing agency obligation non-MBS securities. We also purchased certain GSE and other U.S. obligation MBS, and other agency obligation securities during the year that met our investment targets. The Finance Agency limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. At December 31, 2015, our ratio of MBS to regulatory capital was 3.23 due to the Merger, and as a result, we are precluded from purchasing any additional MBS until this ratio falls below 3.00. At December 31, 2014, our ratio of MBS to regulatory capital was 2.89.

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

At December 31, 2015 and 2014, we did not consider any of our securities to be other-than-temporarily impaired. Refer to “Item 8. Financial Statements and Supplementary Data — Note 8 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis performed at December 31, 2015.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At December 31, 2015 and 2014, the carrying value of consolidated obligations for which we are primarily liable totaled $130.2 billion and $90.1 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	December 31,
	2015	2014
Par value	$99,074	$57,781
Discounts	(80)	(8)
Total	$98,994	$57,773

Our discount notes increased $41.2 billion or 71 percent at December 31, 2015 when compared to December 31, 2014. Discount notes were utilized during 2015 to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity. The increase was also due to the assumption of discount notes as a result of the Merger. For additional information on our discount notes, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

BONDS

The following table summarizes information on our bonds (dollars in millions):

	December 31,
	2015	2014
Total par value	$30,899	$32,333
Premiums	312	21
Discounts	(32)	(18)
Fair value hedging adjustments	32	26
Total bonds	$31,211	$32,362

Our bonds decreased $1.2 billion or 4 percent at December 31, 2015 when compared to December 31, 2014. The decrease was primarily due to our utilization of discount notes in place of step-up, callable, and term fixed rate bonds to capture attractive funding, match repricing structures on advances, and to provide additional liquidity. Premiums and discounts increased when compared to December 31, 2014. The increase was primarily as a result of the Merger as the fair value of the bonds assumed differed from the par value on the merger date. Fair value hedging adjustments increased $6 million at December 31, 2015 when compared to December 31, 2014 due primarily to an increase in fair value adjustments due to merger related activity.

For additional information on our bonds, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Deposits

Deposit levels will vary based on member alternatives for short-term investments. Our deposits increased $597 million or 116 percent at December 31, 2015 when compared to December 31, 2014 due primarily to an increase in deposits assumed as a result of the Merger. The following table summarizes our term deposits with a denomination of $100,000 or more by remaining maturity (dollars in millions):

	December 31,
	2015	2014
Three months or less	$75	$10
Over three months but within six months	120	2
Over six months but within 12 months	6	3
Total	$201	$15

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

As part of the Merger, we assumed the Seattle Bank's mandatorily redeemable capital stock. We immediately redeemed all shares of this stock, with the exception of shares required to meet members' activity and membership stock requirements, and shares subject to the mandatory five year waiting period upon written notice of a member's intent to withdraw from membership in accordance with our Capital Plan. Dividends on mandatorily redeemable capital stock are classified as interest expense in the Statements of Income. At December 31, 2015 and 2014, our mandatorily redeemable capital stock totaled $103 million and $24 million. The increase was primarily due to the assumption of mandatorily redeemable capital stock as a result of the Merger.

Capital

The following table summarizes information on our capital (dollars in millions):

	December 31, 2015	December 31, 2014
Capital stock	$4,714	$3,469
Additional capital from merger	194	—
Retained earnings	801	720
Accumulated other comprehensive income (loss)	(84)	123
Total capital	$5,625	$4,312

Our capital increased $1.3 billion or 30 percent at December 31, 2015 when compared to December 31, 2014. The increase was primarily due to an increase in capital stock outstanding. In addition, we recorded additional capital from merger on the merger date. The increase in capital was partially offset by a decline in accumulated other comprehensive income (loss) (AOCI).

Capital stock outstanding increased primarily due to the issuance of Class B stock due to member activity and as a result of the Merger. On the merger date, each share of Seattle Bank Class A stock outstanding was converted into one share of Des Moines Bank Class A stock and each share of Seattle Bank Class B stock outstanding was converted into one share of Des Moines Bank Class B stock. Immediately following the Merger, all shares of Des Moines Bank Class A stock and excess shares of Class B stock were repurchased and Des Moines Class B stock was issued as needed to meet the activity and membership stock requirements in accordance with our Capital Plan. No shares of Seattle Bank capital stock remain outstanding. The Merger did not have an impact on the total capital stock held by Des Moines Bank stockholders prior to the Merger.

We recognized net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a new capital account captioned “Additional capital from merger.” This balance primarily represents the amount of Seattle Bank’s closing retained earnings balance, adjusted for fair value and other purchase accounting adjustments, and identified intangible assets. We treat this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends to our members have been paid from this account since the merger date and we intend to pay future dividends to members, when and if declared, from this account until the additional capital from merger balance is depleted.

The increase in capital was partially offset by a decline in AOCI due to unrealized net losses on our GSE and other U.S. obligation AFS securities. The decline is primarily attributable to the impact of changes in interest rates and credit spreads.

Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital ” for additional information on our capital.

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

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	December 31,
	2015	2014
Interest rate swaps
Noncallable	$33,927	$26,432
Callable by counterparty	4,976	13,247
Callable by the Bank	79	37
Total interest rate swaps	38,982	39,716
Interest rate swaption	200	—
Forward settlement agreements (TBAs)	45	65
Mortgage delivery commitments	51	70
Total notional amount	$39,278	$39,851

The notional amount of our derivative contracts remained relatively stable at December 31, 2015 when compared to December 31, 2014 as noncallable structures replaced callable structures in response to market conditions. During 2015, we acquired interest rate swaps and a swaption as a result of the Merger. In addition, during 2015, we swapped certain financial instruments to LIBOR in order to manage our interest rate risk and more closely match our asset and liability cash flows.

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At December 31, 2015 and 2014, the total par value of outstanding consolidated obligations for which we are primarily liable was $130.0 billion and $90.1 billion. At December 31, 2015 and 2014, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $775.2 billion and $757.1 billion.

During 2015, proceeds from the issuance of bonds and discount notes were $20.1 billion and $283.5 billion compared to $24.6 billion and $215.0 billion for the same period in 2014. We continued to issue shorter-term discount notes as well as step-up, callable, and term fixed rate consolidated obligation bonds to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of February 29, 2016, our consolidated obligations were rated AA+/A-1+ by Standard and Poor's and Aaa/P-1 by Moody's and both ratings had a stable outlook. For further discussion of how credit rating changes may impact us in the future, refer to “Item 1A. Risk Factors.”

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of February 29, 2016, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase mortgage loans and investments. During 2015, payments on consolidated obligations totaled $289.7 billion compared to $217.9 billion for the same period in 2014. A portion of these payments were due to the call of certain bonds and extinguishment of certain higher-costing par value bonds in an effort to better match our projected asset cash flows and reduce our future interest costs. During 2015, we called bonds with a total par value of $16.0 billion. During 2014, we called bonds with a par value of $3.7 billion and extinguished bonds with a total par value of $115 million.

During 2015, advance disbursements totaled $145.2 billion compared to $119.8 billion for the same period in 2014. The increase was primarily due to an increase in borrowings from insurance company members and a large depository institution member. During 2015, investment purchases (excluding overnight investments) totaled $147.5 billion compared to $170.1 billion during 2014. Investment purchases during each period were primarily driven by the purchase of money market investments in an effort to manage our liquidity position.

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

LIQUIDITY REQUIREMENTS

Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2015	2014
Unencumbered marketable assets maturing within one year	$14.3	$7.5
Advances maturing in seven days or less	3.2	1.4
Unencumbered assets available for repurchase agreement borrowings	26.0	14.1
Total contingent liquidity	43.5	23.0
Liquidity needs for five calendar days	10.5	2.0
Excess contingent liquidity[1]	$33.0	$21.0

1	Increase in excess contingent liquidity due primarily to assets acquired from the Merger, in addition to an increase in advance and investment volumes due to member activity.

Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2015	2014
Advances with maturities not exceeding five years	$80.1	$58.6
Deposits in banks or trust companies	—	—
U.S. Treasury obligations	—	—
Total	80.1	58.6
Deposits[1]	1.1	0.5
Excess liquidity[2]	$79.0	$58.1

1 Amount does not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2 Increase in excess liquidity due primarily to advances acquired from the Merger and borrowings, in addition to an increase in advance volumes during 2015.

Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2015	2014
Qualifying assets free of lien or pledge	$137.2	$95.3
Consolidated obligations outstanding	130.2	90.1
Excess liquidity	$7.0	$5.2
At December 31, 2015 and 2014 and throughout 2015 and 2014, we were in compliance with all three of the Finance Agency liquidity requirements.
In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At December 31, 2015 and 2014 and throughout 2015 and 2014, we were in compliance with this liquidity guidance.

Capital

CAPITAL REQUIREMENTS

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock (including mandatorily redeemable capital stock), and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all Class B capital stock (including mandatorily redeemable capital stock), additional capital from merger, and retained earnings. It does not include AOCI. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At December 31, 2015, nonpermanent capital included additional capital from merger. At December 31, 2014, we did not have any nonpermanent capital. At December 31, 2015 and 2014 and throughout 2015 and 2014, we were in compliance with all three of the Finance Agency's regulatory capital requirements. Refer to "Item 8. Financial Statements and Supplementary Data — Note 16 — Capital" for additional information.

CAPITAL STOCK
Our capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. We generally issue a single class of capital stock (Class B stock). We have two subclasses of Class B capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding. All Class B capital stock issued is subject to a five year notice of redemption period.

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

As part of the Merger with the Seattle Bank, on the merger date, each share of Seattle Bank Class A stock outstanding was converted into one share of Des Moines Bank Class A stock and each share of Seattle Bank Class B stock outstanding was converted into one share of Des Moines Bank Class B stock. Immediately following the Merger, all shares of Des Moines Bank Class A stock and excess shares of Class B stock were repurchased and Des Moines Class B stock was issued as needed to meet the activity and membership stock requirements in accordance with our Capital Plan. No shares of Seattle Bank capital stock remain outstanding. The Merger had no impact on the total capital stock held by Des Moines Bank stockholders prior to the Merger.

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

Second, we are precluded by regulation from redeeming any capital stock without the prior approval of the Finance Agency if either our Board of Directors or the Finance Agency determines that we incurred or are likely to incur losses resulting in or likely to result in a charge against capital.
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
If we are liquidated, after payment in full to our creditors, our stockholders will be entitled to receive the par value of their capital stock as well as any additional capital from merger and retained earnings, in an amount proportional to the stockholder's share of the total shares of capital stock. In the event of a merger or consolidation, our Board of Directors shall determine the rights and preferences of our stockholders, subject to applicable Finance Agency regulations, as well as any terms and conditions imposed by the Finance Agency.
The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	December 31,
	2015	2014
Commercial banks	$2,823	$2,313
Thrifts	176	105
Credit unions	293	122
Insurance companies	1,422	929
Total GAAP capital stock	4,714	3,469
Mandatorily redeemable capital stock	103	24
Total regulatory capital stock	$4,817	$3,493

The increase in GAAP capital stock held at December 31, 2015 when compared to December 31, 2014 was due primarily to the issuance of Class B stock due to member activity and as a result of the Merger. In addition, our mandatorily redeemable capital stock increased $79 million. The increase was primarily due to the assumption of the Seattle Bank's mandatorily redeemable capital stock as a result of the Merger.

Mandatorily Redeemable Capital Stock

We reclassify capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) when a member provides written notice of redemption, gives notice of intention to withdraw from membership, or attains non-member status by merger or consolidation, charter termination, or other involuntary termination from membership.
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

At December 31, 2015 and 2014, we had $103 million and $24 million of mandatorily redeemable capital stock. The increase was primarily a result of assuming Seattle Bank's mandatorily redeemable capital stock as a result of the Merger. We immediately redeemed all shares of this stock, with the exception of shares required to meet members' activity and membership stock requirement, and shares subject to the mandatory five year waiting period upon written notice of a member's intent to withdraw from membership in accordance with our Capital Plan. For additional information on our mandatorily redeemable capital stock, refer to "Item 8. Financial Statements and Supplementary Data — Note 16 — Capital."

ADDITIONAL CAPITAL FROM MERGER

We recognized net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a new capital account captioned “Additional capital from merger.” This balance primarily represents the amount of Seattle Bank’s closing retained earnings balance, adjusted for fair value and other purchase accounting adjustments, and identified intangible assets. We treat this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends to our members have been paid from this account since the merger date and we intend to pay future dividends to members, when and if declared, from this account until the additional capital from merger balance is depleted.

RETAINED EARNINGS
Our ERMP requires a minimum level of retained earnings and additional capital from merger based on the level of market risk, credit risk, and operational risk within the Bank plus the amount needed to maintain the minimum regulatory capital to total assets ratio. If realized financial performance results in these measures falling below the minimum level, we will establish an action plan as determined by our Board of Directors to enable us to return to our targeted levels within twelve months. At December 31, 2015, our actual retained earnings and additional capital from merger were above the minimum level, and therefore no action plan was necessary.
We entered into a JCE Agreement with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance our capital position over time. It requires us to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At December 31, 2015 and 2014, our restricted retained earnings balance totaled $101 million and $75 million. One percent of our average balance of outstanding consolidated obligations for the three months ended September 30, 2015 was $1.1 billion. For more information on our JCE Agreement, refer to "Item 1. Business — Capital and Dividends — Retained Earnings."

DIVIDENDS

Our Board of Directors may declare and pay different dividends for each subclass of capital stock. Dividend payments may be made in the form of cash and/or additional shares of capital stock. Historically, we have only paid cash dividends. By regulation, we may pay dividends from current earnings or unrestricted retained earnings, but we may not declare a dividend based on projected or anticipated earnings. As a result of the Merger, our Board of Directors approved the payment of dividends from additional capital from merger. Dividends to our members have been paid from this account since the merger date and we intend to pay future dividends to members, when and if declared, from this account until the additional capital from merger balance is depleted. We are prohibited from paying a dividend in the form of additional shares of capital stock, if after the issuance, the outstanding excess capital stock would be greater than one percent of our total assets. Our Board of Directors may not declare or pay dividends if it would result in our non-compliance with regulatory capital requirements.

Our Board of Directors believes any returns on capital stock above an appropriate benchmark rate that are not retained for capital growth should be returned to members that utilize our product and service offerings. Our current dividend philosophy is to pay a membership capital stock dividend similar to a benchmark rate of interest, such as average three-month LIBOR, and an activity-based capital stock dividend, when possible, at a level above the membership capital stock dividend. Our actual dividend payout is determined quarterly by our Board of Directors, based on policies, regulatory requirements, and actual performance.

The following table summarizes dividend-related information (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013
Aggregate cash dividends paid	$102	$79	$54
Effective combined annualized dividend rate paid on capital stock	2.87%	2.82%	2.61%
Annualized dividend rate paid on membership capital stock	0.50%	0.50%	0.50%
Annualized dividend rate paid on activity-based capital stock	3.50%	3.50%	3.50%
Average three-month LIBOR	0.32%	0.23%	0.27%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect our reported results and disclosures. Several of our accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others to our financial results. Given the assumptions and judgment used, we have identified the following accounting policies as critical to understanding our financial condition and results of operations:

•	business combinations;

•	fair value measurements;

•	derivatives and hedging activities;

•	allowance for credit losses; and

•	other-than-temporary impairment.

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

Consideration transferred includes (i) equity interests of the Bank (i.e. par value of capital stock exchanged on a one-for-one basis for Seattle capital stock outstanding) and (ii) member interests in the Bank (i.e. the post-merger interest of Seattle members in the Bank, including a proportionate interest in the liquidation value of the Bank). Consideration transferred is recognized by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion being reflected in a new capital account captioned “Additional capital from merger.” Acquisition-related costs are expensed as incurred.

Fair Value Measurements

We record trading securities, AFS securities, derivative assets and liabilities, certain other assets, and certain advances and consolidated obligations for which the fair value option has been elected at fair value in the Statements of Condition on a recurring basis and on occasion, certain impaired MPF and MPP loans and REO on a non-recurring basis. Fair value is a market-based measurement and is defined as the price received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date under current market conditions. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, we are required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom we would transact in that market.

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
We categorize our financial instruments carried at fair value into a three-level hierarchy. The hierarchy is based upon the transparency (observable or unobservable) of inputs used to value the asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. At December 31, 2015 and 2014, we did not carry any financial assets or liabilities, measured on a recurring basis, at fair value in our Statements of Condition based on unobservable inputs.

Refer to “Item 8. Financial Statements and Supplementary Data — Note 18 — Fair Value” for additional discussion on our fair value measurements.

Derivatives and Hedging Activities
All derivatives are recognized in the Statements of Condition at their fair values and reported as either derivative assets or derivative liabilities, net of cash collateral, including initial and variation margin, and accrued interest received from or pledged to clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as a derivative asset and, if negative, they are classified as a derivative liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.
Derivative Designations. Each derivative is designated as one of the following:

•	a fair value hedge of an associated financial instrument or firm commitment; or

•
an economic hedge to manage certain defined risks in our Statements of Condition. These hedges are primarily used to (i) manage mismatches between the coupon features of our assets and liabilities and offset prepayment risk in certain assets, or (ii) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted.

FAIR VALUE HEDGES
If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the fair value hedging relationship and an expectation to be highly effective, they qualify for fair value hedge accounting and the changes in fair value of derivatives along with the offsetting changes in fair value of the hedged items attributable to the hedged risk are recorded in other income (loss) as “Net gains (losses) on derivatives and hedging activities.” The amount by which the change in fair value of the derivative differs from the change in fair value of the hedged item is known as hedge ineffectiveness. Two approaches to fair value hedge accounting include:

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

Derivatives are typically executed at the same time as the hedged item, and we designate the hedged item in a fair value hedge relationship at the trade date. In many hedging relationships, we may designate the fair value hedging relationship upon our commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. We then record the changes in fair value of the derivative and the hedged item beginning on the trade date.

ECONOMIC HEDGES
An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for fair value hedge accounting, but is an acceptable hedging strategy under our risk management program. Changes in the fair value of derivatives that are designated as economic hedges are recorded in other income (loss) as “Net gains (losses) on derivatives and hedging activities” with no offsetting fair value adjustments for the underlying assets, liabilities, or firm commitments, unless changes in the fair value of the assets or liabilities under GAAP are normally marked to fair value through earnings (e.g., trading securities and fair value option instruments).
ACCRUED INTEREST RECEIVABLES AND PAYABLES
The net settlements of interest receivables and payables related to derivatives designated as fair value hedges are recognized as adjustments to the interest income or interest expense of the designated hedged item. The net settlements of interest receivables and payables related to derivatives designated as economic hedges are recognized in other income (loss) as “Net gains (losses) on derivatives and hedging activities.”
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
When fair value hedge accounting is discontinued, we either terminate the derivative or continue to carry the derivative in the Statements of Condition at its fair value. For any remaining hedged item, we cease to adjust the hedged item for changes in fair value and amortize the cumulative basis adjustment on the hedged item into earnings over the remaining contractual life of the hedged item using a level-yield methodology.

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

Refer to “Item 8. Financial Statements and Supplementary Data — Note 12 — Derivatives and Hedging Activities” for additional discussion on our derivatives.

Allowance for Credit Losses

We have an allowance for credit losses methodology for each of our financing receivable portfolio segments: advances, standby letters of credit, and other extensions of credit to borrowers (collectively, credit products), government-insured mortgage loans held for portfolio, MPF conventional mortgage loans held for portfolio, MPP conventional mortgage loans held for portfolio, and term securities purchased under agreements to resell. The following discussion highlights those methodologies that we consider critical to our financial results. For a complete discussion of our allowance methodologies, refer to “Item 8. Financial Statements and Supplementary Data — Note 11 — Allowance for Credit Losses.”

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

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At December 31, 2015 and 2014, we had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of our outstanding extensions of credit.

We have never experienced a credit loss on our credit products. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on our credit products, management has determined that there were no probable credit losses on our credit products as of December 31, 2015 and 2014. Accordingly, we have not recorded any allowance for credit losses.

GOVERNMENT-INSURED MORTGAGE LOANS

We invest in government-insured fixed rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, we only have credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote and has never experienced a credit loss on its government-insured mortgage loans. As a result, we did not establish an allowance for credit losses for our government-insured mortgage loans at December 31, 2015 and 2014. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

MPF CONVENTIONAL MORTGAGE LOANS

Our management of credit risk in the MPF program involves several layers of legal loss protection that are defined in agreements among us and our participating PFIs. For conventional MPF loans, the availability of loss protection may differ slightly among MPF products. Our loss protection consists of the following loss layers, in order of priority:

•	Homeowner Equity.

•
Primary Mortgage Insurance (PMI). At the time of origination, PMI is required on all loans with homeowner equity of less than 20 percent of the original purchase price or appraised value, whichever is less and as applicable to the specific loan.

•	First Loss Account (FLA). The FLA is a memorandum account used to track our potential loss exposure under each master commitment prior to the PFI's credit enhancement obligation.

•
Credit Enhancement Obligation of PFI. PFIs have a credit enhancement obligation at the time a mortgage loan is purchased to absorb certain losses in excess of the FLA in order to limit our loss exposure to that of an investor in an MBS that is rated the equivalent of AA by a nationally recognized statistical rating organization (NRSRO). PFIs pledge collateral to secure this obligation. For absorbing losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based.

MPP CONVENTIONAL MORTGAGE LOANS

Effective May 31, 2015, as a part of the Merger with the Seattle Bank, we acquired mortgage loans previously purchased by the Seattle Bank under the MPP. For conventional MPP loans, the loss protection consists of the following loss layers, in order of priority:

•	Homeowner Equity.

•
Primary Mortgage Insurance. At the time of origination, PMI is required on all loans with homeowner equity of less than 20 percent of the original purchase price or appraised value, whichever is less and as applicable to the specific loan.

•
Lender Risk Account. The LRA is a lender-specific account originally funded by the Seattle Bank in an amount approximately sufficient to cover expected losses on the pool of mortgages either up front as a portion of the purchase proceeds or through a portion of the net interest remitted monthly by the member. To the extent available, LRA funds are used to offset any losses that occur. Typically, after five years, excess funds over required balances are distributed to the member in accordance with a step-down schedule that is established upon execution of a master commitment contract.

ALLOWANCE METHODOLOGY

We utilize an allowance for credit losses to reserve for estimated losses in our conventional MPF mortgage loan portfolio at the balance sheet date. The measurement of our MPF allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, (iii) estimating additional credit losses in the conventional mortgage loan portfolio, (iv) considering the recapture of performance-based credit enhancement fees from the PFI, if available, and (v) considering the credit enhancement obligation of the PFI, if estimated losses exceed the FLA.

We also utilize an allowance for credit losses to reserve for estimated losses in our conventional MPP mortgage loan portfolio at the balance sheet date. The establishment of our MPP allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, (iii) estimating additional credit losses in the conventional mortgage loan portfolio, and (iv) considering the LRA if estimated losses exceed the losses paid by homeowner equity or PMI.

Collectively Evaluated Conventional Mortgage Loans. We collectively evaluate the majority of our conventional MPF and MPP mortgage loan portfolios for impairment and estimate an allowance for credit losses based primarily upon the following factors: (i) loan delinquencies, (ii) loans migrating to collateral-dependent status, (iii) actual historical loss severities, and (iv) certain quantifiable economic factors, such as unemployment rates and home prices. We utilize a roll-rate methodology when estimating its allowance for credit losses. This methodology projects loans migrating to collateral-dependent status based on historical average rates of delinquency. We then apply a loss severity factor to calculate an estimate of credit losses.

Individually Identified Conventional Mortgage Loans. We individually evaluate certain MPF and MPP conventional mortgage loans, including TDRs and collateral-dependent loans, for impairment. Our TDRs include loans granted under our loan modification plans and loans discharged under Chapter 7 bankruptcy that have not been reaffirmed by the borrower. We generally measure impairment of TDRs based on the present value of expected future cash flows discounted at the loan's effective interest rate. Collateral-dependent loans are loans in which repayment is expected to be provided solely by the sale of the underlying collateral. Our collateral-dependent loans include loans in process of foreclosure, loans 180 days or more past due, and bankruptcy loans and TDRs 60 days or more past due. We measure impairment of collateral-dependent loans based on the estimated fair value of the underlying collateral, which is determined using property values, less selling costs and expected proceeds from PMI.

A charge-off is recorded if it is estimated that the recorded investment in a loan will not be recovered. We evaluate whether to record a charge-off based upon the occurrence of a confirming event. Prior to January 1, 2015, charge-offs generally were recorded at the time a mortgage loan was transferred to REO. Beginning January 1, 2015, we began to also charge-off the portion of the outstanding conventional mortgage loan balance in excess of the fair value of the underlying collateral for all collateral-dependent mortgage loans. This change did not have a material effect on our financial condition or results of operations.

Estimating Additional Credit Loss in the MPF and MPP Conventional Mortgage Loan Portfolios. We may make adjustments for certain limitations in the estimation of credit losses. These adjustments recognize the imprecise nature of an estimate and represents a subjective management judgment that is intended to cover losses resulting from other factors that may not be captured in the methodology previously described at the balance sheet date. These additional factors include, but are not limited to, recent trends in consumer confidence, movements in interest rates, and other housing market trends.

MPF Performance-Based Credit Enhancement Fees. When reserving for estimated credit losses, we may take into consideration performance-based credit enhancement fees available for recapture from the PFIs. Performance-based credit enhancement fees available for recapture, if any, consist of accrued performance-based credit enhancement fees to be paid to the PFIs and projected performance-based credit enhancement fees to be paid to the PFIs over the next 12 months, less any losses incurred that are in the process of recapture.

Available performance-based credit enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient performance-based credit enhancement fees to recapture losses while other master commitments may not. At December 31, 2015 and December 31, 2014, we determined that the amount of performance-based credit enhancement fees available for recapture from the PFIs at the master commitment level was immaterial. As such, it did not factor credit enhancement fees into the estimate of the allowance for credit losses.

MPF PFI Credit Enhancement Obligation. When reserving for estimated credit losses, we may take into consideration the PFI credit enhancement obligation, which is intended to absorb losses in excess of the FLA. At December 31, 2015 and 2014, we determined that the amount of credit enhancement obligation available to offset losses was immaterial. As such, we did not factor credit enhancement obligation into the estimate of the allowance for credit losses.

MPP Lender Risk Account. The LRA was established by the Seattle Bank for each MPP master commitment to cover losses not anticipated to be paid by homeowner's equity or PMI. At December 31, 2015, we determined the amount of LRA to be immaterial. As such, we did not factor LRA into the estimate of the allowance for loan losses.

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

Refer to “Item 8. Financial Statements and Supplementary Data — Note 8 — Other-than-Temporary Impairment” for additional discussion on our OTTI analysis.

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

Finance Agency Final Rule on FHLBank Membership

On January 20, 2016, the Finance Agency issued a rule effective on February 19, 2016 that, among other things:

•	makes captive insurance companies ineligible for FHLBank membership; and

•
defines the “principal place of business” of an institution eligible for FHLBank membership to be the state in which it maintains its home office and from which the institution conducts business operations.

The rule defines a captive insurance company as a company that is authorized under state law to conduct an insurance business but whose primary business is the underwriting of insurance for affiliated persons or entities.

Captive insurance company members that were admitted as FHLBank members prior to September 12, 2014 (the date the Finance Agency proposed this rule) will have their memberships terminated no later than February 19, 2021. Captive insurance company members that were admitted as FHLBank members after September 12, 2014 will have their memberships terminated no later than February 19, 2017. There are restrictions on the level and maturity of advances that FHLBanks can make to these members during the sunset periods.

    In the final rule, the Finance Agency decided not to adopt certain proposed provisions that would have required FHLBank members to hold specified levels of home mortgage loan assets on an ongoing basis. For additional discussion on the anticipated impact of the final rule on our financial condition and results of operation, refer to "Item 1A. Risk Factors.”

Finance Agency Final Rule on Responsibilities of Boards of Directors, Corporate Practices and Corporate Governance Matters

On November 19, 2015, the Finance Agency issued a rule effective on December 21, 2015 that, among other things, requires each FHLBank to:

•	operate an enterprise wide risk management program and assign its chief risk officer (CRO) certain enumerated responsibilities;

•maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer (CEO)
and must regularly report to the board of directors (or a board committee);

•maintain board committees specifically responsible for risk management, audit, compensation and corporate governance;
and

•designate in its bylaws a body of law to follow for its corporate governance and indemnification practices and procedures, choosing from the law of the jurisdiction in which the FHLBank maintains its principal office, the Delaware General
Corporation Law or the Revised Model Business Corporation Act. The final rule requires each FHLBank to make this designation by March 18, 2016. On February 10, 2016, we adopted revised bylaws which selected Iowa law for this purpose.

Additionally, the rule provides that the Finance Agency has the authority to review a regulated entity’s indemnification policies, procedures, and practices to ensure that they are conducted in a safe and sound manner, and that they are consistent with the body of law adopted by the board of directors of the FHLBank.

We do not expect this rule to materially impact our organizational structure or corporate practices.

Joint Final Rule on Margin and Capital Requirements for Covered Swap Entities

In October 2015, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the Finance Agency (each an Agency and, collectively, the Agencies) jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (Swap Entities) that are subject to the jurisdiction of one of the Agencies (such entities, Covered Swap Entities, and the joint final rules, the Final Margin Rules). On January 6, 2016, the Commodity Futures Trading Commission (CFTC) published its own version of the Final Margin Rules that generally mirrors the Final Margin Rules. The CFTC’s rules apply only to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies.

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

Finance Agency Core Mission Achievement Advisory Bulletin 2015-05

On July 14, 2015, the Finance Agency issued an advisory bulletin that provides guidance relating to a core mission asset ratio by which the Finance Agency will assess each FHLBank’s core mission achievement. The Finance Agency plans to assess core mission achievement by using a ratio of primary mission assets, which includes advances and mortgage loans acquired from members (also referred to as acquired member assets), to consolidated obligations. The core mission asset ratio will be calculated annually at year-end as part of the Finance Agency’s examination process, using annual average par values.

The advisory bulletin provides the Finance Agency’s expectations for each FHLBank’s strategic plan based on its ratio, which are:

•	When the ratio is at least 70 percent or higher, the strategic plan should include an assessment of the FHLBank’s prospects for maintaining this level;

•	When the ratio is between 55 and 70 percent, the strategic plan should explain the FHLBank’s plan to increase the ratio; and

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

Our core mission activities primarily include the issuance of advances. In addition, we acquire member assets through the MPF program and own mortgage loans previously purchased by the Seattle Bank under the MPP. Our core mission achievement ratio at December 31, 2015 was 72 percent. We do not expect this advisory bulletin to materially impact our financial condition or results of operation.

Finance Agency Proposed Rule on Acquired Member Assets

On December 17, 2015, the Finance Agency published a proposed rule that would amend the current Acquired Member Assets (AMA) rule, which governs an FHLBank’s ability to purchase and hold certain types of mortgage loans from its members. The proposed rule would allow an FHLBank to utilize its own model in lieu of a NRSRO ratings model to determine the credit rating for AMA loan assets and loan pools. The proposed rule would also eliminate the use of pool level insurance, such as supplemental mortgage insurance, as part of the required credit risk-sharing structure for AMA products; however, the FHLBanks are not currently acquiring AMA loans using this structure.

It is not possible to predict whether the proposed rule (if adopted) would have a negative impact on the volume of AMA loan assets or on our costs of operation. Comments on the proposed rule are due on April 15, 2016.

Amendment of FHLBank Act to Make Privately-Insured Credit Unions Eligible for FHLBank Membership

On December 4, 2015, President Obama signed a bill known as the Fixing America’s Surface Transportation Act (FAST Act), which includes a provision that amends the FHLBank Act to allow privately-insured credit unions to be eligible for FHLBank membership. The FAST Act requires privately-insured credit unions to satisfy certain initial and ongoing eligibility and reporting requirements. The FHLBanks are awaiting implementing regulations from the Finance Agency with respect to membership eligibility for privately-insured credit unions. As we have only a limited number of privately-insured credit union members in our district, we do not expect this law to have a material impact on our membership.

OFF-BALANCE SHEET ARRANGEMENTS
Our significant off-balance sheet arrangements consist of the following:

•	joint and several liability for consolidated obligations issued on behalf of the other FHLBanks;

•	standby letters of credit;

•	standby bond purchase agreements; and

•	commitments to issue consolidated obligations.

For a complete discussion of our off-balance sheet arrangements, refer to "Item 8 — Financial Statements and Supplementary Data — Note 19 — Commitments and Contingencies."

CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations due by payment period at December 31, 2015 (dollars in millions):

	Payments Due by Period
	< 1 Year	1 to 3 Years	>3 to 5 Years	>5 Years	Total
Bonds[1]	$15,676	$5,412	$5,023	$4,788	$30,899
Operating leases	1	3	3	6	13
Mandatorily redeemable capital stock	7	69	4	23	103
Commitments to purchase mortgage loans	51	—	—	—	51
Pension and postretirement contributions[2]	2	1	2	4	9
Total	$15,737	$5,485	$5,032	$4,821	$31,075

1	Excludes contractual interest payments related to bonds. Total is based on contractual maturities; the actual timing of payments could be impacted by factors affecting redemptions.

2	Represents the future funding contribution for our qualified defined benefit multiemployer plan and the scheduled benefit payments for our nonqualified defined benefit plans.

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
Models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. Changes in any models or in any of the assumptions, judgments, or estimates used in the models may cause the results generated by the model to be materially different. Our risk computations require the use of instantaneous shifts in assumptions, such as interest rates, spreads, volatilities, and prepayment speeds. These computations may differ from our actual interest rate risk exposure because they do not take into account any portfolio re-balancing and hedging actions that are required to maintain risk exposures within our policies and guidelines. We have adopted controls, procedures, and policies to monitor and manage assumptions used in these models which are regularly validated.

Market Risk

We define market risk as the risk that MVCS or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk, including mortgage prepayment risk, was our predominant type of market risk exposure during 2015 and 2014. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and derivatives, which taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements.

Our key market risk measures are Market Value of Capital Stock (MVCS) Sensitivity and Projected Income Sensitivity.

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

The MVCS calculation uses market prices, as well as interest rates and volatilities, and assumes a run-off balance sheet. The timing and variability of balance sheet cash flows are calculated by an internal model. To ensure the accuracy of the MVCS calculation, we reconcile the computed market prices of complex instruments, such as derivatives and mortgage assets, to market observed prices or dealers' quotes.

Interest rate risk stress tests of MVCS involve instantaneous parallel and non-parallel shifts in interest rates. The resulting percentage change in MVCS from the base case value is an indication of longer-term repricing risk and option risk embedded in the balance sheet.

To protect the MVCS from large interest rate swings, we manage the interest rate risk of our balance sheet by using hedging transactions, such as entering into or canceling interest rate swaps, caps, floors, and swaptions and issuing consolidated obligation bonds, including those with step-up, callable, or other structured features.

We monitor and manage to the MVCS policy limits to ensure the stability of the Bank's value. As of December 31, 2015, the policy limits for MVCS are 2.2 percent, 5 percent, and 12 percent declines from the base case in the up and down 50, 100, and 200 basis point parallel interest rate shift scenarios and 2.5 percent, 5.5 percent, and 13 percent declines from the base case in the up and down 50, 100, and 200 basis point non-parallel interest rate shift scenarios. Any policy limit breach requires a prompt action to address the measure outside of the policy limit and the breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. We were in compliance with the MVCS policy limits at December 31, 2015 and 2014.

During the first quarter of 2008, due to the low interest rate environment, our Board of Directors suspended indefinitely the policy limit pertaining to the down 200 basis point parallel interest rate shift scenario. In October 2012, our Board of Directors amended the suspension by approving a rule for compliance to the down 200 basis point scenario that reinstates/suspends the associated policy limit when the 10-year swap rate increases above/drops below the 2.50 percent and remains so for five consecutive days. At December 31, 2015, and 2014, the 10-year swap rate was below 2.50 percent and therefore the associated policy limit was suspended.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at December 31, 2015 and 2014:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2015	$110.4	$113.8	$115.4	$116.9	$117.5	$117.5	$116.3
2014	$118.3	$121.3	$123.1	$123.8	$124.0	$123.2	$120.2

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2015	(5.5)%	(2.6)%	(1.2)%	—%	0.5%	0.5%	(0.5)%
2014	(4.4)%	(2.0)%	(0.6)%	—%	0.2%	(0.4)%	(2.9)%

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at December 31, 2015 and 2014:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2015	$118.1	$118.2	$117.8	$116.9	$115.4	$114.0	$110.3
2014	$121.8	$122.9	$123.5	$123.8	$124.1	$123.8	$121.4

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2015	1.0%	1.1%	0.8%	—%	(1.3)%	(2.5)%	(5.6)%
2014	(1.6)%	(0.7)%	(0.2)%	—%	0.3%	—%	(1.9)%

The change in our base case MVCS at December 31, 2015 when compared to December 31, 2014 was primarily attributable to the following factors:

•
Option-adjusted spread: The spread between mortgage interest rates and LIBOR, adjusted for the mortgage prepayment option, increased at December 31, 2015 when compared to December 31, 2014. This had a negative impact on MVCS as it decreased the value of mortgage-related assets.

•
Increased shares of capital stock: Our capital stock balance increased at December 31, 2015 when compared to December 31, 2014 due to capital stock issued as a result of the Merger and as a result of increased member advance activity. As we issued this capital stock at par, which is below our current MVCS value, our MVCS was negatively impacted.

PROJECTED INCOME SENSITIVITY

We monitor projected 24-month income sensitivity to limit short-term earnings volatility of the Bank. The projected 24-month income sensitivity policy limit is based on forward interest rates, and business and risk management assumptions. The risk management assumption may result in a forecast differing from business expectations. The income sensitivity policy limit specifies a floor on our projected return on capital stock for each shock scenario. Our projected return on capital stock is computed as an annualized ratio of projected net income to average projected capital stock over the projection horizon.

As of December 31, 2015, the income sensitivity policy limit specifies a floor for the projected return on capital stock to be no less than 50 percent of average projected 3-month LIBOR over 24 months for the up and down 100 and 200 basis point parallel interest rate shift scenarios as well as for the up and down 100 basis point non-parallel interest rate shift scenarios. Any policy limit breach requires a prompt action to address the measure outside of the policy limit and the breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. The base case projected 3-month LIBOR over 24 months was 1.27 percent. We were in compliance with the projected 24-month income sensitivity policy limit at December 31, 2015 and 2014.

The following table shows our projected return on capital stock over 24 months in percent ratio, assuming instantaneous parallel shifts in interest rates at December 31, 2015 and 2014:

	Return on Capital Stock (percent ratio)
	Down 200	Down 100	Base Case	Up 100	Up 200
2015	2.7%	3.7%	6.6%	8.7%	10.8%
2014	3.2%	3.8%	5.9%	7.1%	8.1%
The following table shows our projected return on capital stock over 24 months in percent ratio, assuming instantaneous non-parallel shifts in interest rates at December 31, 2015 and 2014:

	Return on Capital Stock (percent ratio)
	Down 100	Base Case	Up 100
2015	8.0%	6.6%	4.8%
2014	6.6%	5.9%	4.9%

The change in our base case projected return on capital stock at December 31, 2015 when compared to December 31, 2014 was primarily attributable to the following factors:

•
Projected Net Income: The projected net income increased at December 31, 2015 when compared to December 31, 2014 due to an increase in volume of higher interest earning assets as a result of the Merger. This had a positive impact on return on capital stock. This was offset in part by the impact of the low interest rate environment and higher average volumes of advances that generate lower margins when compared to the majority of our other interest-earning assets.

•
Projected Average Capital Stock: The increase in our base case return on capital stock at December 31, 2015 was offset in part by an increase in projected average capital stock. Projected average capital stock increased at December 31, 2015 when compared to December 31, 2014 due to capital stock issued as a result of increased member advance activity and the Merger. This had a negative impact on projected return on capital stock.

DERIVATIVES
We use derivatives to manage the interest rate risk, including mortgage prepayment risk, in our Statements of Condition. Finance Agency regulations and our ERMP establish guidelines for derivatives, prohibit trading in or the speculative use of derivatives, and limit credit risk arising from derivatives.
Our hedging strategies include hedges of specific assets and liabilities that qualify for fair value hedge accounting and economic hedges that are used to reduce overall market risk exposure in our Statements of Condition. All hedging strategies are approved by our Asset-Liability Committee.

Advances
We offer a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics, and optionality. We may use derivatives to adjust the repricing and/or option characteristics of advances in order to more closely match the characteristics of the funding liabilities. For example, we may hedge a fixed rate advance with an interest rate swap where we pay a fixed rate coupon and receive a variable rate coupon, effectively converting the fixed rate advance to a variable rate advance. This type of hedge is typically treated as a fair value hedge. In addition, we may hedge a callable advance, which gives the borrower the option to extinguish the fixed rate advance, by entering into a cancelable interest rate swap.
We may hedge a firm commitment for a forward-starting advance through the use of an interest-rate swap (fair value hedge). In this case, the interest rate swap will function as the hedging instrument for both the firm commitment and the subsequent advance. We may also enter into economic derivatives in an effort to mitigate the income statement volatility that occurs when advances are recorded under the fair value option and hedge accounting is not permitted.
Investments
We primarily invest in other U.S. obligations, GSE obligations, state or local housing agency obligations, and MBS, and classify them as either trading, AFS, or HTM. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. We may fund investment securities with fixed rate long-term and callable consolidated obligations or utilize interest rate swaps, caps, floors, or swaptions to manage interest rate and prepayment risk.
The prepayment options embedded in MBS can result in extensions or contractions in the expected maturities of these investments, depending on changes in and levels of interest rates, as well as other factors related to the mortgage market. The Finance Agency limits this source of interest rate risk by restricting the types of MBS we may own to those with limited average life changes under certain interest rate shock scenarios.
Mortgage Loans
We invest in fixed rate mortgage loans and certain mortgage purchase commitments with our PFIs that are considered derivatives. We normally hedge these commitments by selling TBA MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price. Upon expiration of the mortgage purchase commitment, we purchase the TBA to close the hedged position.
Consolidated Obligations
We may enter into derivatives to hedge the interest rate risk associated with our consolidated obligations. For example, we may issue and hedge a fixed rate consolidated obligation with an interest rate swap where we receive a fixed rate coupon and pay a variable rate coupon, effectively converting the fixed rate consolidated obligation to a variable rate consolidated obligation. This type of hedge is typically treated as a fair value hedge. We may also issue variable interest rate consolidated obligations indexed to LIBOR, the U.S. Prime rate, or the Federal funds rate and simultaneously execute interest rate swaps to hedge the basis risk of the variable interest rate debt. Interest rate swaps used to hedge the basis risk of variable interest rate debt do not qualify for hedge accounting. As a result, this type of hedge is treated as an economic hedge. This strategy of issuing consolidated obligations while simultaneously entering into derivatives enables us to offer a wider range of attractively priced advances to our borrowers and may allow us to reduce our funding costs. While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank serves as sole counterparty to derivative agreements associated with specific debt issues for which it is the primary obligor.
We may also enter into economic derivatives in an effort to mitigate the income statement volatility that occurs when consolidated obligations are recorded under the fair value option and hedge accounting is not permitted.

Balance Sheet
We may enter into certain economic derivatives as macro balance sheet hedges to protect against changes in interest rates, including prepayments on mortgage assets. These economic derivatives may include interest rate caps, floors, swaps, and swaptions.
Offsetting
As a result of the Merger, we acquired certain offsetting interest rate swaps and classify these as economic derivatives.
See additional discussion regarding our derivative contracts in “Item 8. Financial Statements and Supplementary Data — Note 12 — Derivatives and Hedging Activities.” The following table summarizes our interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of December 31, 2015 and 2014:

			December 31,
Hedged Item / Hedging Instrument	Hedging Strategy	Hedge Accounting Designation	2015 Notional Amount	2014 Notional Amount
Advances
Pay-fixed, receive floating interest rate swap (without options)[1,2]	Converts the advance's fixed rate to a variable rate index.	Fair Value	$12,524	$8,638
		Economic	—	8
Pay-fixed, receive floating interest rate swap (with options)[1]	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	2,573	2,009
		Economic	2	—
Investments
Pay-fixed, receive floating interest rate swap[3]	Converts the investment's fixed rate to a variable rate index.	Fair Value	8,151	5,495
		Economic	981	1,005
Mortgage Loans
Forward settlement agreement	Protects against changes in market value of fixed rate mortgage delivery commitments resulting from changes in interest rates.	Economic	45	65
Mortgage delivery commitment	Exposes us to fair value risk associated with fixed rate mortgage purchase commitments.	Economic	51	70
Bonds
Receive-fixed or structured, pay floating interest rate swap (without options)[4]	Converts the bond's fixed or structured rate to a variable rate index.	Fair Value	11,848	11,286
Receive-fixed or structured, pay floating interest rate swap (with options)[4]	Converts the bond's fixed or structured rate to a variable rate index and offsets option risk in the bond.	Fair Value	2,430	11,275
Balance Sheet
Interest rate swaption	Provides the option to enter into an interest rate swap to offset interest rate or prepayment risk.	Economic	200	—
Offsetting Positions
Pay-fixed, receive-float interest rate swap and receive-fixed, pay-float interest rate swap	Represents offsetting positions on interest rate swaps acquired from the Merger.	Economic	473	—
Total			$39,278	$39,851

1	At December 31, 2015 and 2014, the par value of fixed rate advances outstanding was $31.0 billion and $18.2 billion, of which 48 percent and 58 percent were swapped to a variable rate index.

2	Includes fair value hedge firm commitments of $144 million for forward starting advances at December 31, 2015.

3
At December 31, 2015 and 2014, the amortized cost of fixed rate AFS securities outstanding was $10.1 billion and $7.2 billion, of which 85 and 80 percent were swapped to a variable rate index. At December 31, 2015 and 2014, the fair value of fixed rate trading securities outstanding was $1.0 billion and $1.1 billion and all of these trading securities were swapped to a variable rate index.

4	At December 31, 2015 and 2014, the par value of fixed rate bonds outstanding was $27.9 billion and $32.1 billion, of which 51 and 70 percent were swapped to a variable rate index.

Capital Adequacy

An adequate capital position is necessary for providing safe and sound operations of the Bank. Our key capital adequacy measure is Economic Value of Capital Stock (EVCS). In addition to EVCS, we maintain capital levels in accordance with Finance Agency regulations and monitor retained earnings and additional capital from merger.

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

The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at December 31, 2015 and 2014:

Economic Value of Capital Stock (dollars per share)
2015	$123.1
2014	$126.6

The change in our EVCS at December 31, 2015 when compared to December 31, 2014 was primarily attributable to the following factors:

•
Funding costs relative to the LIBOR swap curve. Our funding costs relative to the LIBOR swap curve increased at December 31, 2015 when compared to December 31, 2014. This had a negative impact on EVCS mainly through its impact on the value of mortgage-related assets, offset in part by the impact of the associated funding.

•
Increased shares of capital stock. Our capital stock balance increased at December 31, 2015 when compared to December 31, 2014 due to capital stock issued as a result of the Merger and as a result of increased member activity. As we issued this capital stock at par, which is below our current EVCS value, our EVCS was negatively impacted.

•
Merger with the Seattle Bank. The decrease in our base case EVCS at December 31, 2015 was partially offset by the Merger with the Seattle Bank effective May 31, 2015. This had a positive impact on EVCS for the combined Bank due to the Seattle Bank's higher EVCS after repurchase of capital stock and mandatorily redeemable capital stock immediately following the Merger, compared to the Des Moines Bank EVCS at the merger date.

RETAINED EARNINGS AND ADDITIONAL CAPITAL FROM MERGER MINIMUM LEVEL AND REGULATORY CAPITAL REQUIREMENTS

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

We are required by regulation to obtain sufficient collateral to fully secure our advances and other credit products. Eligible collateral includes (i) whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and FFELP, (iii) cash deposited with us, and (iv) other real estate-related collateral acceptable to us provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. Community Financial Institutions (CFIs) may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each borrower's capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

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

At December 31, 2015 and 2014, borrowers pledged $268.8 billion and $178.1 billion of collateral (net of applicable discounts) to support activity with us, including advances. At December 31, 2015 and 2014, our advance balances were $89.2 billion and $65.2 billion. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

The following table shows the amount of collateral pledged to us (net of applicable discounts) by collateral type (dollars in billions):

	December 31,
	2015			2014
Collateral Type	Discount Range[1]	Amount	% of Total	Discount Range[1]	Amount	% of Total
Single-family loans	17-45%	$165.8	62	20-45%	$116.0	65
Multi-family loans	21-43	9.2	3	28-43	4.1	2
Other real estate	14-62	61.0	23	14-54	34.4	19
Securities
Cash, agency and RMBS[2]	0-45	21.2	8	0-47	14.3	8
CMBS[3]	13-29	3.3	1	13-56	3.4	2
Government-insured loans	4-18	4.9	2	4-13	3.1	2
Secured small business and agribusiness loans	26-43	3.4	1	26-46	2.8	2
Total		$268.8	100		$178.1	100

1	Represents the range of discounts applied to the unpaid principal balance or market value of collateral pledged.

2	Represents cash, agency securities and residential mortgage-backed securities (RMBS).

3	Represents commercial mortgage-backed securities (CMBS).

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on our credit products as of December 31, 2015 and 2014. Accordingly, we have not recorded any allowance for credit losses on our credit products.

MORTGAGE LOANS

We are exposed to credit risk through our participation in the MPF program and MPP. Mortgage loan credit risk is the risk that we will not receive timely payments of principal and interest due from mortgage borrowers because of borrower defaults. Credit risk on mortgage loans is affected by a number of factors, including loan type, borrower's credit history, and other factors such as home price fluctuations, unemployment levels, and other economic factors in the local market or nationwide.

Through our participation in the MPF program, we invest in conventional and government-insured residential mortgage loans that are acquired through or purchased from a PFI. We have offered eight MPF loan products under the MPF program: Original MPF, MPF 100, MPF 125, MPF Plus, MPF Government, MPF Government MBS, MPF Xtra, and MPF Direct. While still held in our Statements of Condition, we currently do not offer the MPF 100 or MPF Plus loan products. MPF Xtra, MPF Direct, and MPF Government MBS loans products are passed through to a third-party investor and are not maintained in our Statements of Condition.

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

The following table presents the unpaid principal balance of our MPF portfolio by product type (dollars in millions):

	December 31,
Product Type	2015	2014
MPF Conventional:
Original MPF	$849	$867
MPF 100	22	28
MPF 125	3,860	3,879
MPF Plus	871	1,142
MPF Government	547	570
Total MPF unpaid principal balance	$6,149	$6,486

The following table presents the unpaid principal balance of our MPP portfolio by product type (dollars in millions):

December 31,
Product Type	2015
MPP Conventional	$464
MPP Government	50
Total MPP unpaid principal balance	$514

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

The following tables show characteristics of our conventional MPF and MPP portfolios. All percentages are calculated based on unpaid principal balances as of the applicable period end.

	December 31,		December 31,
	2015	2014	2015
FICO® Score[1]	MPF		MPP
<620	1%	2%	—%
620 to < 660	5	5	4
660 to < 700	12	11	20
700 to < 740	18	18	32
>= 740	64	64	44
Total	100%	100%	100%
Weighted average FICO score	747	746	731

1	Represents the original FICO® score of the primary borrower for the related loan.

	December 31,		December 31,
	2015	2014	2015
Loan-to-Value[1]	MPF		MPP
<= 60%	14%	15%	20%
> 60% to 70%	15	15	22
> 70% to 80%	26	27	51
> 80% to 90%[2]	39	37	4
> 90%[2]	6	6	3
Total	100%	100%	100%
Weighted average loan-to-value	72.2%	71.7%	70.0%

1	Represents the loan-to-value at origination for the related loan.

2	These conventional loans were required to have PMI at origination.

The following table shows the state concentrations of our conventional MPF portfolio. All percentages are calculated based on unpaid principal balances as of the applicable period end.

	December 31,
	2015	2014
Iowa	37%	36%
Missouri	20	18
Minnesota	17	17
South Dakota	7	6
Illinois	2	3
California	2	3
All others	15	17
Total	100%	100%

The following table shows the state concentrations of our conventional MPP portfolio. All percentages are calculated based on unpaid principal balances as of the applicable period end.

December 31,
2015
California	28%
Illinois	11
New York	7
Florida	6
Massachusetts	5
All others	43
Total	100%

Mortgage Insurance. The following table summarizes the unpaid principal balance and maximum coverage outstanding of our seriously delinquent conventional MPF mortgage loans (those 90 days or more past due or in the process of foreclosure) with PMI at December 31, 2015 (dollars in millions). The unpaid principal balance and maximum coverage outstanding of seriously delinquent conventional MPP mortgage loans was less than $1 million at December 31, 2015.

Insurance Provider	Unpaid Principal Balance	Maximum Coverage Outstanding[1]
MPF Conventional
United Guaranty Residential Insurance	$2	$1
Genworth Mortgage Insurance	2	1
Radian Guaranty, Inc.	1	—
PMI Mortgage Insurance Co.[2]	1	—
Republic Mortgage Insurance	1	—
Triad Guaranty Insurance Co.[2]	1	—
Total MPF	$8	$2

1
Represents the estimated contractual limit for reimbursement of principal losses assuming PMI at origination is still in effect. The amount of expected claims under these insurance contracts is substantially less than the contractual limit for reimbursement.

2
Triad Guaranty Insurance Co. and PMI Mortgage Insurance Co. have been directed to only pay out 75 and 70 percent, respectively, of their claim amounts as a result of their current financial condition. The remainder of the claim payments have been deferred to a later date. The maximum coverage outstanding calculated in the table above does not factor in this limitation on claim payments.

At the time of purchase, in order to limit our loss exposure to that of an investor in an MBS that is rated the equivalent of AA by an NRSRO, we require a credit risk sharing arrangement with the PFI on all MPF loans. Under the PFI credit enhancement obligation loss layer, we require PFIs to absorb losses in excess of the FLA. To secure this obligation, a PFI must pledge collateral; otherwise, we will hold additional retained earnings and additional capital from merger to mitigate our exposure to credit risk.

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage portfolio. During 2015, we recorded a provision for credit losses on MPF loans of $1 million due primarily to increased loan charge-offs. We also recorded a provision for credit losses on MPP loans acquired from the Seattle Bank of $1 million during 2015 due to current and projected loan delinquencies and loss severity. During 2014, we recorded a reversal for credit losses on our MPF loans of $2 million due primarily to a reduction in loan delinquencies and improvements in housing market forecasts.

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

The following tables present a rollforward of the allowance for credit losses on our conventional MPF and MPP mortgage loans (dollars in millions):

MPF
Balance, December 31, 2012	$16
Charge-offs	(2)
Provision (reversal) for credit losses	(6)
Balance, December 31, 2013	8
Charge-offs	(1)
Provision (reversal) for credit losses	(2)
Balance, December 31, 2014	5
Charge-offs	(5)
Provision (reversal) for credit losses	1
Balance, December 31, 2015	$1

MPP
Balance, December 31, 2014	$—
Charge-offs	(1)
Provision (reversal) for credit losses	1
Balance, December 31, 2015	$—

Refer to “Item 8. Financial Statements and Supplementary Data — Note 11 — Allowance for Credit Losses” for additional information on our allowance for credit losses on our MPF and MPP mortgage loans.

Non-Accrual Loans and Delinquencies. We place a conventional mortgage loan on non-accrual status if it is determined that either the collection of interest or principal is doubtful or interest or principal is 90 days or more past due. We do not place a government-insured mortgage loan on non-accrual status due to the U.S. Government guarantee of the loan and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. Refer to “Item 8. Financial Statements and Supplementary Data — Note 11 — Allowance for Credit Losses” for a summary of our non-accrual loans and mortgage loan delinquencies.

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At December 31, 2015, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from one to 15 percent based on the counterparty's credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of two to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. At December 31, 2015, we were in compliance with the regulatory limits established for unsecured credit.

Our short-term portfolio may include, but is not limited to, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposit, commercial paper, and U.S. Treasury bills. Our long-term portfolio may include, but is not limited to, other U.S. obligations, GSE obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. We face credit risk from unsecured exposures primarily within our short-term portfolio. We do not consider investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the FDIC to be unsecured.

We generally limit our unsecured credit exposure to the following overnight investment types:

•	Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions.

•	Commercial paper. Unsecured debt issued by corporations, typically for the financing of accounts receivable, inventories, and meeting short-term liabilities.

At December 31, 2015, our unsecured investment exposure consisted of Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at December 31, 2015 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1]
Domicile of Counterparty	AA	A	Total
Domestic	$450	$—	$450
U.S. subsidiaries of foreign commercial banks	—	370	370
U.S. branches and agency offices of foreign commercial banks
Canada	—	450	450
Netherlands	—	450	450
Norway	—	450	450
France	—	100	100
Total U.S. branches and agency offices of foreign commercial banks	—	1,450	1,450
Total unsecured investment exposure	$450	$1,820	$2,270

1	Represents the lowest credit rating available for each investment based on an NRSRO.

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2015
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$—	$2
Securities purchased under agreements to resell	1,625	150	—	5,000	—	—	6,775
Federal funds sold	—	450	1,820	—	—	—	2,270
Investment securities:
Mortgage-backed securities
GSE single-family	—	6,260	—	—	—	—	6,260
GSE multifamily	—	10,145	—	—	—	—	10,145
Other U.S. obligations single-family[3]	—	2,317	—	—	—	—	2,317
Other U.S. obligations commercial[3]	—	6	—	—	—	—	6
Private-label residential	—	—	7	11	2	—	20
Total mortgage-backed securities	—	18,728	7	11	2	—	18,748
Non-mortgage-backed securities
Other U.S. obligations[3]	—	4,222	—	—	—	—	4,222
GSE obligations	—	5,593	—	—	—	—	5,593
State or local housing agency obligations	1,465	538	—	—	—	—	2,003
Other	451	103	—	—	—	—	554
Total non-mortgage-backed securities	1,916	10,456	—	—	—	—	12,372
Total investments[4]	$3,541	$29,786	$1,827	$5,011	$2	$—	$40,167

1	Represents the lowest credit rating available for each investment based on an NRSRO.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

4	At December 31, 2015, six percent of our total investments were unsecured.

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2014
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$—	$2
Securities purchased under agreements to resell	2,536	300	—	—	—	2,255	5,091
Federal funds sold	—	—	1,620	240	—	—	1,860
Investment securities:
Mortgage-backed securities
GSE single-family	—	2,826	—	—	—	—	2,826
GSE multifamily	—	7,465	—	—	—	—	7,465
Other U.S. obligations single-family[3]	—	1,979	—	—	—	—	1,979
Other U.S. obligations commercial[3]	—	2	—	—	—	—	2
Private-label residential	—	—	8	14	3	—	25
Total mortgage-backed securities	—	12,272	8	14	3	—	12,297
Non-mortgage-backed securities
Other U.S. obligations[3]	—	420	—	—	—	—	420
GSE obligations	—	2,849	—	—	—	—	2,849
State or local housing agency obligations	35	61	—	—	—	—	96
Other	359	105	—	—	—	—	464
Total non-mortgage-backed securities	394	3,435	—	—	—	—	3,829
Total investments[4]	$2,930	$16,009	$1,628	$254	$3	$2,255	$23,079

1	Represents the lowest credit rating available for each investment based on an NRSRO.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

4	At December 31, 2014, eight percent of our total investments were unsecured.

Our total investments increased at December 31, 2015 when compared to December 31, 2014. The increase was primarily as a result of the Merger. Investments acquired mainly included GSE and other U.S. obligation MBS and other U.S. obligation, GSE obligation, and state or local housing agency obligation non-MBS securities. We also purchased certain GSE and other U.S. obligation MBS and other U.S. agency obligation securities during the year that met our investment targets.

At December 31, 2015 and 2014, we did not consider any of our investments to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 8. Financial Statements and Supplementary Data — Note 8 — Other-Than-Temporary Impairment.”

Mortgage-Backed Securities

We are exposed to mortgage asset credit risk through our investments in MBS. Mortgage asset credit risk is the risk that we will not receive payments of principal and interest due from mortgage borrowers because of borrower defaults. Credit risk on mortgage assets is affected by a number of factors, including the strength and ability to guarantee the payments from the agency that created the structure, underlying loan performance, and other economic factors in the local market or nationwide.

We limit our investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or that we determine to be investment quality at the time of purchase. We perform ongoing analysis on these investments to determine potential credit issues. At December 31, 2015 and 2014, we owned $18.7 billion and $12.3 billion of MBS, of which approximately 99.9 percent and 99.8 percent were guaranteed by the U.S. Government or issued by GSEs and 0.1 percent and 0.2 percent were private-label MBS.

Our private-label MBS are variable rate securities backed by prime loans that were securitized prior to 2004. We record these investments as HTM. The following table summarizes characteristics of our private-label MBS (dollars in millions):

December 31, 2015
Credit rating:
A	$7
BBB	11
BB	2
Total unpaid principal balance	$20

Amortized cost	$20
Gross unrealized losses	(1)
Fair value	$19

Weighted average percentage of fair value to unpaid principal balance	97.7%
Original weighted average FICO® score	725
Original weighted average credit support[1]	3.9%
Weighted average credit support[2]	12.9%
Weighted average collateral delinquency rate[3]	6.7%

1	Based on the credit support at the time of issuance and is calculated using the current unpaid principal balance of the individual securities.

2	Based on the credit support as of December 31, 2015 and is calculated using the current unpaid principal balance of the individual securities.

3	Represents the percentage of underlying loans that are 60 days or more past due.

The following table shows the state concentrations of our private-label MBS. State concentrations are calculated based on unpaid principal balances.

December 31, 2015
California	10%
Georgia	10
Florida	8
New York	6
Illinois	6
All other	60
Total	100%

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	December 31, 2015
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A2	$15	$—	$—	$—
Liability positions with credit exposure
Uncleared derivatives
A2	370	(11)	11	—
BBB[2]	1,268	(23)	23	—
Cleared derivatives[3]	22,851	(254)	348	94
Total derivative positions with credit exposure to non-member counterparties	24,504	(288)	382	94
Member institutions[2,4]	34	—	—	—
Total	24,538	$(288)	$382	$94
Derivative positions without credit exposure	14,740
Total notional	$39,278

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Net credit exposure is less than $1 million.

3	Represents derivative transactions cleared with Clearinghouses that are not rated.

4	Represents mortgage delivery commitments with our member institutions.

The following table shows our derivative counterparty credit exposure (dollars in millions):

	December 31, 2014
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A	$949	$2	$—	$2
Cleared derivatives[2,3]	4	—	—	—
Liability positions with credit exposure
Uncleared derivatives
BBB	5,460	(41)	42	1
Cleared derivatives[3]	17,160	(158)	235	77
Total derivative positions with credit exposure to non-member counterparties	23,573	(197)	277	80
Member institutions[2,4]	55	—	—	—
Total	23,628	$(197)	$277	$80
Derivative positions without credit exposure	16,223
Total notional	$39,851

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Net credit exposure is less than $1 million.

3	Represents derivative transactions cleared with Clearinghouses that are not rated.

4	Represents mortgage delivery commitments with our member institutions.

Operational Risk

We define operational risk as the risk of loss or harm from inadequate or failed processes, people, and/or systems, including those emanating from external sources. Operational risk is inherent in all of our business activities and processes. Management has established policies and procedures to reduce the likelihood of operational risk and designed our annual risk assessment process to provide ongoing identification, measurement, and monitoring of operational risk. Due to the effects of merger integration and the manual nature of many of our processes, we view our operational risk as elevated. To mitigate this risk, we are currently focusing on system upgrades, process and control improvements, and assessments of staffing adequacy.

Strategic Risk

We define strategic risk as the risk of an adverse impact on our mission, financial condition, or current and future profitability resulting from external factors that may occur in both the short- and long-term. Strategic risk includes political, reputation, regulatory, and/or environmental factors, many of which are beyond our control. From time to time, proposals are made, or legislative and regulatory changes are considered, which could affect our cost of doing business or other aspects of our business. We mitigate strategic risk through strategic and annual business planning and monitoring of our external environment. For additional information on some of the more important risks we face, refer to "Item 1A. Risk Factors."

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Des Moines:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Des Moines (the "Bank") at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date related to (i) the Bank’s control environment in relation to Principle 9 of the COSO criteria, (ii) spreadsheets utilized in the financial reporting process and (iii) access to the Bank’s information technology systems. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2015 financial statements, and our opinion regarding the effectiveness of the Bank’s internal control over financial reporting does not affect our opinion on those financial statements. The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
March 21, 2016

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)

	December 31,
	2015	2014
ASSETS
Cash and due from banks (Note 4)	$982	$495
Interest-bearing deposits	2	2
Securities purchased under agreements to resell	6,775	5,091
Federal funds sold	2,270	1,860
Investment securities
Trading securities (Note 5)	4,047	2,530
Available-for-sale securities (Note 6)	20,988	12,384
Held-to-maturity securities (fair value of $6,142 and $1,299) (Note 7)	6,085	1,212
Total investment securities	31,120	16,126
Advances (includes $8 and $0 at fair value under the fair value option) (Note 9)	89,173	65,168
Mortgage loans held for portfolio, net
Mortgage loans held for portfolio (Note 10)	6,756	6,567
Allowance for credit losses on mortgage loans (Note 11)	(1)	(5)
Total mortgage loans held for portfolio, net	6,755	6,562
Accrued interest receivable	143	85
Premises, software, and equipment, net	25	19
Derivative assets, net (Note 12)	94	80
Other assets	42	36
TOTAL ASSETS	$137,381	$95,524
LIABILITIES
Deposits (Note 13)
Interest-bearing	$924	$418
Non-interest-bearing	186	95
Total deposits	1,110	513
Consolidated obligations (Note 14)
Discount notes	98,994	57,773
Bonds (includes $15 and $0 at fair value under the fair value option)	31,211	32,362
Total consolidated obligations	130,205	90,135
Mandatorily redeemable capital stock (Note 16)	103	24
Accrued interest payable	119	90
Affordable Housing Program payable (Note 15)	62	41
Derivative liabilities, net (Note 12)	102	77
Other liabilities	55	332
TOTAL LIABILITIES	131,756	91,212
Commitments and contingencies (Note 19)
CAPITAL (Note 16)
Capital stock - Class B putable ($100 par value); 47 and 35 issued and outstanding shares	4,714	3,469
Additional capital from merger	194	—
Retained earnings
Unrestricted	700	645
Restricted	101	75
Total retained earnings	801	720
Accumulated other comprehensive income (loss)	(84)	123
TOTAL CAPITAL	5,625	4,312
TOTAL LIABILITIES AND CAPITAL	$137,381	$95,524

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)

	For the Years Ended December 31,
	2015	2014	2013
INTEREST INCOME
Advances	$313	$233	$195
Prepayment fees on advances, net	11	6	6
Interest-bearing deposits	1	—	—
Securities purchased under agreements to resell	7	4	4
Federal funds sold	5	2	1
Trading securities	36	33	33
Available-for-sale securities	163	105	77
Held-to-maturity securities	59	43	65
Mortgage loans held for portfolio	245	245	253
Total interest income	840	671	634
INTEREST EXPENSE
Consolidated obligations - Discount notes	106	43	14
Consolidated obligations - Bonds	414	377	407
Mandatorily redeemable capital stock	3	—	—
Total interest expense	523	420	421
NET INTEREST INCOME	317	251	213
Provision (reversal) for credit losses on mortgage loans	2	(2)	(6)
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	315	253	219
OTHER INCOME (LOSS)
Other-than-temporary impairment losses	—	—	(1)
Net gains (losses) on trading securities	(12)	68	(107)
Net gains (losses) from sale of available-for-sale securities	—	1	3
Net gains (losses) from sale of held-to-maturity securities	—	9	—
Net gains (losses) on financial instruments held at fair value	—	—	1
Net gains (losses) on derivatives and hedging activities	(38)	(123)	85
Net gains (losses) on extinguishment of debt	—	(13)	(26)
Gains on litigation settlements, net	14	—	—
Other, net	6	7	10
Total other income (loss)	(30)	(51)	(35)
OTHER EXPENSE
Compensation and benefits	45	32	33
Contractual services	13	7	6
Professional fees	10	4	4
Merger related expenses	39	2	—
Other operating expenses	15	10	10
Federal Housing Finance Agency	7	4	3
Office of Finance	5	3	3
Other, net	3	5	3
Total other expense	137	67	62
NET INCOME BEFORE ASSESSMENTS	148	135	122
Affordable Housing Program assessments	15	14	12
Affordable Housing Program voluntary contributions	2	—	—
NET INCOME	$131	$121	$110

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	For the Years Ended December 31,
	2015	2014	2013
Net income	$131	$121	$110
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities
Unrealized gains (losses)	(208)	39	(62)
Reclassification adjustment for other-than-temporary impairment losses on available-for-sale securities included in net income	—	—	1
Reclassification of realized net gains included in net income	—	(1)	(3)
Total net unrealized gains (losses) on available-for-sale securities	(208)	38	(64)
Pension and postretirement benefits	1	(2)	2
Total other comprehensive income (loss)	(207)	36	(62)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(76)	$157	$48

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)

	Capital Stock Class A (putable)		Capital Stock Class B (putable)		Total Capital Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value
BALANCE, DECEMBER 31, 2012	—	$—	21	$2,063	21	$2,063
Proceeds from issuance of capital stock	—	—	23	2,371	23	2,371
Repurchases/redemptions of capital stock	—	—	(17)	(1,721)	(17)	(1,721)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	(21)	—	(21)
Comprehensive income (loss)	—	—	—	—	—	—
Cash dividends on capital stock	—	—	—	—	—	—
BALANCE, DECEMBER 31, 2013	—	$—	27	$2,692	27	$2,692
Proceeds from issuance of capital stock	—	—	27	2,666	27	2,666
Repurchases/redemptions of capital stock	—	—	(19)	(1,858)	(19)	(1,858)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	(31)	—	(31)
Comprehensive income (loss)	—	—	—	—	—	—
Cash dividends on capital stock	—	—	—	—	—	—
BALANCE, DECEMBER 31, 2014	—	$—	35	$3,469	35	$3,469
Proceeds from issuance of capital stock	—	—	36	3,664	36	3,664
Capital stock issued from merger	—	31	9	863	9	894
Repurchases/redemptions of capital stock	—	(31)	(34)	(3,354)	(34)	(3,385)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	1	72	1	72
Additional capital from merger	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	—	—	—
Cash dividends on capital stock	—	—	—	—	—	—
BALANCE, DECEMBER 31, 2015	—	$—	47	$4,714	47	$4,714

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL (continued from previous page)
(dollars and shares in millions)

	Additional Capital from Merger	Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
		Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2012	$—	$593	$29	$622	$149	$2,834
Proceeds from issuance of capital stock	—	—	—	—	—	2,371
Repurchases/redemptions of capital stock	—	—	—	—	—	(1,721)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	—	(21)
Comprehensive income (loss)	—	88	22	110	(62)	48
Cash dividends on capital stock	—	(54)	—	(54)	—	(54)
BALANCE, DECEMBER 31, 2013	$—	$627	$51	$678	$87	$3,457
Proceeds from issuance of capital stock	—	—	—	—	—	2,666
Repurchases/redemptions of capital stock	—	—	—	—	—	(1,858)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	—	(31)
Comprehensive income (loss)	—	97	24	121	36	157
Cash dividends on capital stock	—	(79)	—	(79)	—	(79)
BALANCE, DECEMBER 31, 2014	$—	$645	$75	$720	$123	$4,312
Proceeds from issuance of capital stock	—	—	—	—	—	3,664
Capital stock issued from merger	—	—	—	—	—	894
Repurchases/redemptions of capital stock	—	—	—	—	—	(3,385)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	—	72
Additional capital from merger	246	—	—	—	—	246
Comprehensive income (loss)	—	105	26	131	(207)	(76)
Cash dividends on capital stock	(52)	(50)	—	(50)	—	(102)
BALANCE, DECEMBER 31, 2015	$194	$700	$101	$801	$(84)	$5,625

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)

	For the Years Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net income	$131	$121	$110
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	57	16	7
Other-than-temporary impairment losses	—	—	1
Net (gains) losses on trading securities	12	(68)	107
Net (gains) losses from sale of available-for-sale securities	—	(1)	(3)
Net (gains) losses from sale of held-to-maturity securities	—	(9)	—
Net (gains) losses on financial instruments held at fair value	—	—	(1)
Net change in derivatives and hedging activities	27	84	(95)
Net (gains) losses on extinguishment of debt	—	13	26
Other adjustments	1	(5)	(6)
Net change in:
Accrued interest receivable	(26)	(18)	(6)
Other assets	8	2	1
Accrued interest payable	(10)	8	(26)
Other liabilities	(11)	5	(1)
Total adjustments	58	27	4
Net cash provided by (used in) operating activities	189	148	114
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	17	(141)	153
Securities purchased under agreements to resell	(1,684)	3,109	(4,775)
Federal funds sold	(410)	(660)	(240)
Premises, software, and equipment	(9)	(3)	(8)
Cash transferred for merger	2,341	—	—
Trading securities
Proceeds from maturities of long-term	574	23	21
Purchases of long-term	(1,550)	(1,470)	(141)
Available-for-sale securities
Proceeds from sales and maturities of long-term	1,880	1,115	1,194
Purchases of long-term	(1,108)	(5,235)	(4,202)
Held-to-maturity securities
Proceeds from sales and maturities of long-term	1,035	571	1,259
Purchases of long-term	(89)	—	—
Advances
Principal collected	130,212	100,214	69,393
Originated	(145,151)	(119,806)	(88,698)
Mortgage loans held for portfolio
Principal collected	1,198	903	1,580
Originated or purchased	(802)	(924)	(1,221)
Proceeds from sales of foreclosed assets	14	15	25
Net cash provided by (used in) investing activities	(13,532)	(22,289)	(25,660)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)

	For the Years Ended December 31,
	2015	2014	2013
FINANCING ACTIVITIES
Net change in deposits	226	(265)	(310)
Net payments on derivative contracts with financing elements	(8)	(9)	(8)
Net proceeds from issuance of consolidated obligations
Discount notes	283,542	215,049	129,559
Bonds	20,139	24,565	38,190
Payments for maturing and retiring consolidated obligations
Discount notes	(254,806)	(195,416)	(100,100)
Bonds	(34,866)	(22,449)	(41,991)
Bonds transferred to other FHLBanks	—	—	(173)
Proceeds from issuance of capital stock	3,664	2,666	2,371
Payments for repurchases/redemptions of capital stock	(3,385)	(1,858)	(1,721)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(574)	(16)	(21)
Cash dividends paid	(102)	(79)	(54)
Net cash provided by (used in) financing activities	13,830	22,188	25,742
Net increase (decrease) in cash and due from banks	487	47	196
Cash and due from banks at beginning of the period	495	448	252
Cash and due from banks at end of the period	$982	$495	$448

SUPPLEMENTAL DISCLOSURES
Cash transactions:
Interest paid	$1,159	$842	$854
Affordable Housing Program payments	13	11	11
Non-cash transactions:
Capitalized interest on reverse mortgage securities	15	5	—
Mortgage loan charge-offs	6	1	2
Transfers of mortgage loans to real estate owned	8	10	15
Capital stock issued from merger	894	—	—
Assets acquired (liabilities assumed) from merger:
Trading securities	551	—	—
Available-for-sale securities	9,825	—	—
Held-to-maturity securities	5,829	—	—
Advances	9,191	—	—
Mortgage loans held for portfolio	615	—	—
Accrued interest receivable	47	—	—
Premises, software, and equipment	3	—	—
Derivative assets	40	—	—
Other assets	22	—	—
Deposits	(371)	—	—
Consolidated obligation discount notes	(12,449)	—	—
Consolidated obligation bonds	(13,613)	—	—
Mandatorily redeemable capital stock	(725)	—	—
Accrued interest payable	(38)	—	—
Affordable Housing Program payable	(17)	—	—
Derivative liabilities	(74)	—	—
Other liabilities	(37)	—	—

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

MERGER

On June 1, 2015, the Bank announced the successful completion of the merger with the Federal Home Loan Bank of Seattle (Seattle Bank), (the Merger), pursuant to the definitive merger agreement (Merger Agreement) dated September 25, 2014. The Merger closed on May 31, 2015 and the two Banks were operational as one bank, the Federal Home Loan Bank of Des Moines (the combined Bank), on June 1, 2015. The combined Bank provides funding solutions and liquidity to nearly 1,500 member financial institutions in Alaska, Hawaii, Idaho, Iowa, Minnesota, Missouri, Montana, North Dakota, Oregon, South Dakota, Utah, Washington, Wyoming, and the U.S. Pacific territories of American Samoa, Guam, and the Commonwealth of the Northern Mariana Islands. The headquarters remain in Des Moines with a western regional office in Seattle. For additional discussion on the Merger, refer to "Note 2 — Merger".

Note 1 — Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The Bank prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).

The Merger had a significant impact on all aspects of the Bank's financial condition, results of operations, and cash flows, and as a result, financial results for the current period may not be directly comparable to financial results prior to the Merger.

Reclassifications

Certain amounts in the Bank's 2014 and 2013 financial statements and footnotes have been reclassified to conform to the presentation for the year ended December 31, 2015. These amounts were not deemed to be material.

SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these estimates include the fair value of derivatives, certain advances, certain investment securities, and certain consolidated obligations that are reported at fair value on the Statements of Condition, and the allowance for credit losses on mortgage loans. Actual results could significantly differ from these estimates.
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

Consideration transferred includes (i) equity interests of the Bank (i.e. par value of capital stock exchanged on a one-for-one basis for Seattle capital stock outstanding) and (ii) member interests in the Bank (i.e. the post-merger interest of Seattle members in the Bank, including a proportionate interest in the liquidation value of the Bank). Consideration transferred is recognized by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion being reflected in a new capital account captioned “Additional capital from merger.” Acquisition-related costs are expensed as incurred.

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

The net exposure for these financial instruments can change on a daily basis and therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the requirements for netting, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these agreements is provided in “Note 12 — Derivatives and Hedging Activities.”

Based on the fair value of the related collateral held, the Bank's securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at December 31, 2015 and 2014.
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
Investment Securities
The Bank classifies investment securities as trading, AFS, and held-to-maturity (HTM) at the date of acquisition. Purchases and sales of investment securities are recorded on a trade date basis. The Bank records interest on investment securities to interest income as earned. The Bank amortizes/accretes premiums, discounts, and fair value hedging adjustments on AFS and HTM investment securities to income using the contractual level-yield method (level-yield method). The level-yield method recognizes the income effects of these adjustments over the contractual life of the securities based on the actual behavior of the underlying assets, including adjustments for actual prepayment activities, and reflects the contractual terms of the securities without regard to changes in estimated prepayments based on assumptions about future borrower behavior. The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income (loss).
Trading. Securities classified as trading are carried at fair value and generally entered into for liquidity purposes. In addition, the Bank classifies certain securities as trading that do not qualify for hedge accounting, primarily in an effort to mitigate the potential income statement volatility that can arise when an economic derivative is adjusted for changes in fair value but the related hedged item is not. The Bank records changes in the fair value of these securities through other income (loss) as “Net gains (losses) on trading securities.” Finance Agency regulation prohibits trading in or the speculative use of these instruments.
Available-for-Sale. Securities that are not classified as trading or HTM are classified as AFS and carried at fair value. The Bank records changes in the fair value of these securities through accumulated other comprehensive income (loss) (AOCI) as “Net unrealized gains (losses) on available-for-sale securities.” For AFS securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in fair value related to the risk being hedged together with the related change in fair value of the derivative through other income (loss) as “Net gains (losses) on derivatives and hedging activities.” The Bank records the remainder of the change in fair value through AOCI as “Net unrealized gains (losses) on available-for-sale securities.”
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

Advances
The Bank reports advances (secured loans to members, former members, or eligible housing associates) at amortized cost, which is net of premiums, discounts, and fair value hedging adjustments unless the Bank has elected the fair value option, in which case, the advances are carried at fair value. The Bank records interest on advances to interest income as earned. The Bank amortizes/accretes premiums, discounts, and fair value hedging adjustments on advances to income using the level-yield method over the contractual life of the advances.

Advance Modifications. In cases in which the Bank funds a new advance to a borrower concurrently with or within a short period of time before or after the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. The Bank compares the present value of cash flows on the new advance to the present value of cash flows remaining on the existing advance. If there is at least a ten percent difference in the present value of the cash flows or if the Bank concludes the difference between the advances is more than minor based on a qualitative assessment of the modifications made to the original contractual terms, then the advance is accounted for as a new advance. In all other instances, the advance is accounted for as a modification.

Prepayment Fees. The Bank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity. For advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid.

The Bank records prepayment fees or credits net of fair value hedging adjustments as “Prepayment fees on advances, net” in the interest income section of the Statements of Income. If a new advance qualifies as a modification of an existing advance, any prepayment fee, net of fair value hedging adjustments on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized over the life of the modified advance using a level-yield methodology to advance interest income.

Mortgage Loans Held for Portfolio
The Bank classifies mortgage loans that it has the intent and ability to hold for the foreseeable future or until maturity or payoff as held for portfolio. Accordingly, these mortgage loans are reported net of premiums, discounts, basis adjustments from mortgage loan delivery commitments, and the allowance for credit losses. The Bank records interest on mortgage loans to interest income as earned. The Bank amortizes/accretes premiums, discounts, and basis adjustments on mortgage loan delivery commitments to income using the level-yield method over the contractual life of the mortgage loans.
Credit Enhancements. For Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago) conventional mortgage loans, participating financial institutions (PFIs) retain a portion of the credit risk on the loans they sell to the Bank by providing credit enhancement through a contractual obligation to the Bank. To secure this obligation, a PFI must pledge collateral. Under the MPF program, PFIs are generally paid a credit enhancement fee (CE Fee) for assuming credit risk and in some instances all or a portion of the CE Fee may be performance-based. CE Fees are paid or accrued monthly based on the remaining unpaid principal balance of the loans in the master commitment. CE Fees are recorded as an offset to mortgage loan interest income. To the extent the Bank experiences losses in a master commitment, it may be able to recapture performance-based CE Fees paid to that PFI to offset these losses.

For Mortgage Purchase Program (MPP) conventional mortgage loans, PFIs retain a portion of the credit risk on loans previously sold to the Seattle Bank by providing credit enhancement through a direct liability to pay credit losses up to a specified amount. A Lender Risk Account (LRA) is held by the Bank, which is reduced as the Bank incurs losses. If there are no losses, any outstanding amounts are paid to PFIs in accordance with a set schedule.

Other Fees. The Bank may receive other non-origination fees, such as delivery commitment extension fees, pair-off fees, and price adjustment fees. Delivery commitment extension fees are received when a PFI requests to extend the delivery commitment period beyond the original stated expiration. These fees compensate the Bank for lost interest as a result of late funding and are recorded in other income (loss). Pair-off fees represent a make-whole provision and are received when the amount funded is less than a specific percentage of the delivery commitment amount. These fees are also recorded in other income (loss). Price adjustment fees are received when the amount funded is greater than a specified percentage of the delivery commitment amount. These fees are recorded as a part of the carrying value of the loan.
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

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for credit products (advances, standby letters of credit, and other extensions of credit to borrowers), government-insured mortgage loans held for portfolio, conventional MPF loans held for portfolio, conventional MPP loans held for portfolio, and term securities purchased under agreements to resell.

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

Charge-Off Policy. A charge-off is recorded if it is estimated that the recorded investment in a loan will not be recovered. The Bank evaluates whether to record a charge-off based upon the occurrence of a confirming event. Prior to January 1, 2015, charge-offs generally were recorded at the time a mortgage loan was transferred to real estate owned (REO). Beginning January 1, 2015, the Bank began to also charge-off the portion of the outstanding conventional mortgage loan balance in excess of the fair value of the underlying collateral for all collateral-dependent mortgage loans. This change did not have a material effect on the Bank's financial condition or results of operations.

Real Estate Owned

REO includes assets received in satisfaction of debt through foreclosures. REO is recorded at the lower of cost or estimated fair value less selling costs. At the date of transfer of an MPF loan to REO, if it is estimated that the recorded investment in the asset will not be recovered, the Bank will either recognize a charge-off of unrecoverable amounts to the allowance for credit losses or set up a credit enhancement fee receivable if there are performance-based credit enhancement fees available for recapture. At the date of transfer of an MPP loan to REO, if it is estimated that the recorded investment in the asset will not be recovered, the Bank will recognize a charge-off of unrecoverable amounts to the allowance for credit losses to the extent the loss is not offset by the LRA. Subsequent gains and losses on REO are recorded in other expense in the Statements of Income. REO is recorded as a component of "Other assets" in the Statements of Condition.

Derivatives
All derivatives are recognized in the Statements of Condition at their fair values and reported as either derivative assets or derivative liabilities, net of cash collateral, including initial and variation margin, and accrued interest received from or pledged to clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as a derivative asset and, if negative, they are classified as a derivative liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.
Derivative Designations. Each derivative is designated as one of the following:

•	a fair value hedge of an associated financial instrument or firm commitment (fair value hedge); or

•
an economic hedge to manage certain defined risks in the Bank's Statements of Condition (economic hedge). These instruments meet the Bank's risk management criteria. These hedges are primarily used to (i) manage mismatches between the coupon features of the Bank's assets and liabilities and offset prepayment risk in certain assets, or (ii) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted.

Accounting for Fair Value Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the fair value hedging relationship and an expectation to be highly effective, they qualify for fair value hedge accounting and the changes in fair value of derivatives along with the offsetting changes in fair value of the hedged items attributable to the hedged risk are recorded in other income (loss) as “Net gains (losses) on derivatives and hedging activities.” The amount by which the change in fair value of the derivative differs from the change in fair value of the hedged item is known as hedge ineffectiveness. Two approaches to fair value hedge accounting include:

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

Accounting for Economic Hedges. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for fair value hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. Changes in the fair value of derivatives that are designated as economic hedges are recorded in other income (loss) as “Net gains (losses) on derivatives and hedging activities” with no offsetting fair value adjustments for the underlying assets, liabilities, or firm commitments, unless changes in the fair value of the assets or liabilities are normally marked to fair value through earnings (e.g., trading securities and fair value option instruments).
Accrued Interest Receivables and Payables. The net settlements of interest receivables and payables related to derivatives designated as fair value hedges are recognized as adjustments to the interest income or interest expense of the designated hedged item. The net settlements of interest receivables and payables related to derivatives designated as economic hedges are recognized in other income (loss) as “Net gains (losses) on derivatives and hedging activities.”
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
When fair value hedge accounting is discontinued, the Bank either terminates the derivative or continues to carry the derivative on the Statements of Condition at its fair value. For any remaining hedged item, the Bank ceases to adjust the hedged item for changes in fair value and amortizes the cumulative basis adjustment on the hedged item into earnings over the remaining contractual life of the hedged item using the level-yield method.

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
Premises, Software, and Equipment
The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization and computes depreciation and amortization using the straight-line method over the estimated useful lives of assets, which range from approximately two to 20 years. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank may capitalize improvements and major renewals but expenses ordinary maintenance and repairs when incurred. The Bank includes gains and losses on the disposal of premises, software, and equipment in other income (loss).
Software. The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. At December 31, 2015 and 2014, the Bank had $20 million and $15 million in unamortized computer software costs, of which $12 million and $5 million related to software projects not yet placed into service. A majority of these costs relate to the Bank's initiative to replace its core banking system. Amortization of computer software costs charged to expense was $2 million for each of the years ended December 31, 2015, 2014, and 2013.
Accumulated Depreciation and Amortization. At December 31, 2015 and 2014, accumulated depreciation and amortization related to premises, software, and equipment was $17 million and $14 million.
Depreciation and Amortization Expense. For the years ended December 31, 2015, 2014, and 2013, depreciation and amortization expense for premises, software, and equipment was $3 million, $3 million, and $2 million.

Intangibles
On the effective date of the Merger (merger date), the Bank recognized a customer relationship intangible asset through "Other assets" in the Statements of Condition and determined that amortization would be calculated on a straight-line basis using an estimated life of 20 years (with no residual value). The Bank will assess the customer relationship intangible asset for impairment on at least an annual basis. As of December 31, 2015, this intangible asset had a carrying value of $3 million.
Consolidated Obligations
The Bank reports consolidated obligations at amortized cost, which is net of premiums, discounts, and fair value hedging adjustments unless the Bank has elected the fair value option, in which case, the consolidated obligations are carried at fair value. The Bank records interest on consolidated obligations bonds to interest expense as incurred. The Bank amortizes/accretes premiums, discounts, and fair value hedging adjustments on consolidated obligations to expense using the level-yield method over the contractual life of the consolidated obligations.
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

Additional Capital from Merger

The Bank recognized the net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a new capital account captioned “Additional capital from merger.” This balance primarily represents the amount of the Seattle Bank's closing retained earnings balance, adjusted for fair value and other purchase accounting adjustments, and identified intangible assets. The Bank treats this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends to the Bank's members have been paid from this account since the merger date. The Bank intends to pay future dividends to members, when and if declared, from this account until the additional capital from merger balance is depleted.
Restricted Retained Earnings
In 2011, the Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement), as amended, with the other FHLBanks. The JCE Agreement is intended to enhance the capital position of each FHLBank by allocating the earnings historically paid to satisfy the Resolution Funding Corporation obligation to a separate restricted retained earnings account. Under the JCE Agreement, each FHLBank allocates 20 percent of its quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately in the Statements of Condition.

Litigation Settlement Gains, Net
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
The Bank records legal expenses related to litigation settlements as incurred in other expense in the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are received, at which time these fees are netted against the gains received on the litigation settlement through other income (loss) in the Statements of Income.
Finance Agency Expenses
The FHLBanks are assessed for a portion of the costs of operating the Finance Agency. Each FHLBank is required to pay their pro-rata share of the annual assessment based on the ratio between each FHLBank's minimum required regulatory capital and the minimum required regulatory capital of all FHLBanks.
Office of Finance Expenses
The Bank is assessed for a portion of the costs of operating the Office of Finance. The Office of Finance allocates its operating and capital expenditures to the FHLBanks as follows: (i) two-thirds based on each FHLBank's share of total consolidated obligations outstanding and (ii) one-third based upon an equal pro-rata allocation.
Assessments
The FHLBank Act requires each FHLBank to establish and fund an Affordable Housing Program (AHP), which provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low to moderate income households. Annually, the FHLBanks must set aside for the AHP the greater of ten percent of their current year net earnings or their pro-rata share of an aggregate $100 million to be contributed in total by the FHLBanks. For purposes of the AHP assessment, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock. In addition to the required AHP assessment, the Bank's Board of Directors may elect to make voluntary contributions to the AHP. The Bank may issue AHP advances at below-market interest rates. Discounts on AHP advances are accreted to advance interest income using the level-yield method over the contractual life of the advances. For additional information on the Bank's AHP, see "Note 15 — Affordable Housing Program."

Note 2 — Merger

Effective May 31, 2015, the Bank and the Seattle Bank, two mutual entities for accounting purposes, completed the previously announced merger pursuant to the Merger Agreement, dated September 25, 2014. Similar to the Bank, the Seattle Bank, a cooperative owned by its members, was one of the 12 district Federal Home Loan Banks and served the public by enhancing the availability of funds for residential mortgages and targeted community development. The Bank believes the Merger combined two complementary organizations with similar cultures that emphasized service to members, membership characteristics, and solid financial positions. At closing, the Seattle Bank merged with and into the Des Moines Bank, with the Des Moines Bank surviving the Merger as the continuing Bank. The first date of operations for the combined Bank was June 1, 2015.

As part of the Merger, on the merger date, each share of Seattle Bank Class A stock outstanding was converted into one share of Des Moines Bank Class A stock and each share of Seattle Bank Class B stock outstanding was converted into one share of Des Moines Bank Class B stock. Immediately following the Merger, all shares of Des Moines Bank Class A stock and excess shares of Class B stock were repurchased and Des Moines Class B stock was issued as needed to meet the Bank's activity and membership stock requirements in accordance with the combined Bank's Capital Plan. No shares of Seattle Bank capital stock remained outstanding. The Merger did not have an impact on the total capital stock held by Des Moines Bank stockholders prior to the Merger.

At the time of the Merger, the corporate existence of the Seattle Bank ceased, and each member of the Seattle Bank automatically ceased to be a member of the Seattle Bank and automatically became a member of the Des Moines Bank. In addition, the geographical territory previously included in the district for the Seattle Bank (Alaska, Hawaii, Idaho, Montana, Oregon, Utah, Washington, Wyoming, and the U.S. Pacific territories of American Samoa, Guam, and the Commonwealth of the Northern Mariana Islands) was included in the district for the Des Moines Bank.

The operations of the merged Seattle Bank have been included in the Bank's financial statements since June 1, 2015. However, the former Seattle Bank is not a separate reporting segment and the Bank does not separately account for the amounts of revenues, expenses, and net income of the former Seattle Bank. To do so would involve significant estimates of amounts, distinct segregation of operational and business practices inconsistent with the benefits of the Merger, and would require management to subjectively distinguish information about specific assets and liabilities transacted. As such, it is impracticable to determine such amounts for the period from June 1, 2015 through December 31, 2015.

PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma summary has been prepared by adjusting the Bank's historical data to give effect to the Merger as if it had occurred on January 1, 2014 (dollars in millions):

	For the Years Ended December 31,
	2015	2014
Interest income	$970	$913
Net income	$140	$156

The unaudited pro forma financial information was prepared in accordance with the acquisition method of accounting for mutual entities under existing standards and is not necessarily indicative of the results of operations that would have occurred if the Merger had been completed on the date indicated, nor is it indicative of the future operating results of the Bank.

The unaudited pro forma results have been adjusted with respect to certain aspects of the Merger to reflect:

•	additional premium/discount amortization as well as depreciation expense that would have been recognized assuming fair value adjustments to the assets acquired and liabilities assumed;

•	inclusion of merger related expenses incurred by the Bank totaling $41 million in the pro forma year ended December 31, 2014; and

•lower AHP assessments due to lower combined net income.

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

The Bank recognized net assets acquired by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a new capital account captioned “Additional capital from merger.” This balance primarily represents the amount of the Seattle Bank's closing retained earnings balance, adjusted for fair value and other purchase accounting adjustments, and identified intangible assets. The Bank treats this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends to the Bank's members have been paid from this account since the merger date. The Bank intends to pay future dividends to members, when and if declared, from this account until the additional capital from merger balance is depleted.

The following table discloses the fair value of the consideration transferred and the total identifiable net assets acquired relating to the Merger (dollars in millions):

May 31, 2015
Fair value of consideration transferred:
Fair value of shares issued	$894
Member interests	246
Total fair value of consideration transferred	$1,140

Assets acquired:
Accounts receivable[1]	$2,341
Trading securities	551
Available-for-sale securities	9,825
Held-to-maturity securities	5,829
Advances	9,191
Mortgage loans held for portfolio	615
Accrued interest receivable	47
Premises, software, and equipment	3
Derivative assets	40
Other assets	22
Total assets acquired	$28,464

Liabilities assumed:
Deposits	$371
Consolidated obligation discount notes	12,449
Consolidated obligation bonds	13,613
Mandatorily redeemable capital stock	725
Accrued interest payable	38
Affordable Housing Program payable	17
Derivative liabilities	74
Other liabilities	37
Total liabilities assumed	27,324
Net assets acquired	$1,140

1
In anticipation of the closing of the Merger, the Seattle Bank transferred $2.3 billion in cash to the Bank on Friday, May 29, 2015. The transfer was made to ensure the Bank had access to the Seattle Bank's cash balances on the first day of operations for the combined Bank, Monday, June 1, 2015. The Bank recorded a liability for this cash and the Seattle Bank recorded a receivable for this cash in their respective Statements of Condition for May 31, 2015. These balances were eliminated to arrive at the combined opening Statement of Condition.

The fair value of financial assets acquired included $9.2 billion of advances and $0.6 billion of mortgage loans. The gross contractual amounts receivable for acquired advances were $9.5 billion, none of which were expected to be uncollectible. The gross contractual amounts receivable for acquired mortgage loans were $0.7 billion, of which an immaterial amount was expected to be uncollectible.

INTANGIBLES

On the merger date, the Bank recognized a customer relationship intangible asset through "Other assets" in the Statements of Condition and determined that amortization would be calculated on a straight-line basis using an estimated life of 20 years (with no residual value). The Bank will assess the customer relationship intangible asset for impairment on at least an annual basis. As of December 31, 2015, this intangible asset had a carrying value of $3 million.

MERGER RELATED EXPENSES

The following table provides a summary of merger related expenses incurred during the years ended December 31, 2015 and 2014 (dollars in millions):

	For the Years Ended December 31,
	2015	2014
Compensation and benefits[1]	$29	$—
Contractual services and professional fees	8	2
Other merger related expenses	2	—
Total	$39	$2

1
Primarily includes expenses related to change in control, severance,and retention agreements. Also includes a $10 million discretionary contribution made to bring the Seattle qualified defined benefit pension plan to a similar funding status as the Des Moines qualified defined benefit pension plan during the year ended December 31, 2015.

CONTINGENCIES
As a result of the Merger, the Bank is currently involved in a number of legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairment of certain private-label MBS (the Private-Label MBS Litigation). Although the Seattle Bank sold all private-label MBS during the first quarter of 2015, the Bank continues to be involved in these proceedings. After consultation with legal counsel, other than the Private-Label MBS Litigation, the Bank does not believe any legal proceedings to which it is a party could have a material impact on its financial condition, results of operations, or cash flows. During the year ended December 31, 2015, the Bank recognized $14 million in net gains on litigation settlements primarily due to the settlement of one of the Bank's private-label MBS claims.

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

ISSUED ACCOUNTING GUIDANCE

Leases

On February 25, 2016, the FASB issued guidance which requires recognition of lease assets and lease liabilities on the statement of condition and disclosure of key information about leasing arrangements. Specifically, this guidance requires a lessee, of operating or finance leases, to recognize on the statement of condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. Under previous GAAP, a lessee was not required to recognize lease assets and lease liabilities arising from operating leases on the statement of condition. While this guidance does not fundamentally change lessor accounting, some changes have been made to align that guidance with the lessee guidance and other areas within GAAP.

The guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2019, and early application is permitted. The guidance requires lessors and lessees to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. The Bank is in the process of evaluating this guidance and its anticipated effect on the Bank's financial condition, results of operations, or cash flows has not yet been determined.

Recognition and Measurement of Financial Assets and Financial Liabilities

On January 5, 2016, FASB issued amended guidance on certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance includes, but is not limited to, the following:

•	Requires equity investments (with certain exceptions) to be measured at fair value with changes in fair value recognized in net income.

•
Requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

•
Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

•
Eliminates the requirement for public entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

The guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2018, and early adoption is only permitted for certain provisions. The amendments, in general, should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the period of adoption. The Bank is in the process of evaluating this guidance and its effect on the Bank's financial condition, results of operations, or cash flows is not expected to be material.

Simplifying the Accounting for Measurement-Period Adjustments

On September 25, 2015, the FASB issued guidance to simplify the accounting for measurement-period adjustments recognized in a business combination. This guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It also requires that the acquirer present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance became effective for the Bank on January 1, 2016 and was adopted prospectively. The adoption of this guidance did not have an effect on the Bank’s financial condition, results of operations, or cash flows.

Cloud Computing Arrangements

On April 15, 2015, the FASB issued amendments to clarify a customer's accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers on determining whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software. If the arrangement does not contain a software license, it would be accounted for as a service contract. This guidance became effective for the Bank on January 1, 2016 and was adopted prospectively. The adoption of this guidance did not have an effect the Bank’s financial condition, results of operations, or cash flows.

Simplifying the Presentation of Debt Issuance Costs

On April 7, 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented on the statement of condition as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. This guidance became effective on January 1, 2016 and will be adopted retrospectively. The adoption of this guidance will result in a reclassification of unamortized debt issuance costs from "Other assets" to "Consolidated obligations" in the Bank's future filings and will not have a material effect on the Bank's financial condition, results of operations, or cash flows.

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

•	Reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE.

•	Potentially changing consolidation conclusions for entities in several industries that typically make use of limited partnerships or VIEs.

This guidance became effective for the Bank on January 1, 2016 and did not have an effect on the Bank’s financial condition, results of operations, or cash flows.

Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern

On August 27, 2014, the FASB issued guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or within one year after the financial statements are available to be issued, when applicable. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations for the assessed period. This guidance becomes effective for the Bank for the annual period ending December 31, 2016 and for the annual and interim periods thereafter, and early application is permitted. This guidance is not expected to have an effect on the Bank's financial condition, results of operations, cash flows, or financial statement disclosures.

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

Note 4 — Cash and Due from Banks
COMPENSATING BALANCES
The Bank maintains collected cash balances with commercial banks in return for certain services. These arrangements contain no legal restrictions on the withdrawal of funds. Average collected cash balances were $131 million and $147 million for the years ended December 31, 2015 and 2014.

PASS-THROUGH DEPOSIT RESERVES

The Bank acts as a pass-through correspondent for certain member institutions required to deposit reserves with the Federal Reserve Bank of Chicago. At December 31, 2015 and 2014, pass-through deposit reserves amounted to $22 million and $23 million.

Note 5 — Trading Securities

MAJOR SECURITY TYPES

Trading securities were as follows (dollars in millions):

	December 31,
	2015	2014
Non-mortgage-backed securities
Other U.S. obligations[1]	$237	$256
GSE obligations	3,077	1,532
Other[2]	276	280
Total non-mortgage-backed securities	3,590	2,068
Mortgage-backed securities
GSE multifamily	457	462
Total fair value	$4,047	$2,530

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Consists of taxable municipal bonds.

INTEREST RATE PAYMENT TERMS

The following table summarizes the Bank's trading securities by interest rate payment terms (dollars in millions):

	December 31,
	2015	2014
Fixed rate	$1,029	$1,060
Variable rate	3,018	1,470
Total fair value	$4,047	$2,530

NET GAINS (LOSSES) ON TRADING SECURITIES

The Bank did not sell any trading securities during the years ended December 31, 2015, 2014, and 2013. During the year ended December 31, 2015, the Bank recorded net holding losses of $12 million on its trading securities compared to net holding gains of $68 million and net holding losses of $107 million for the same periods in 2014 and 2013.

Note 6 — Available-for-Sale Securities

MAJOR SECURITY TYPES

AFS securities were as follows (dollars in millions):

	December 31, 2015
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$4,010	$4	$(29)	$3,985
GSE obligations	2,124	14	(23)	2,115
State or local housing agency obligations	1,048	—	(1)	1,047
Other[3]	276	4	(2)	278
Total non-mortgage-backed securities	7,458	22	(55)	7,425
Mortgage-backed securities
Other U.S. obligations single-family[2]	2,284	—	(14)	2,270
GSE single-family	1,593	13	(1)	1,605
GSE multifamily	9,735	36	(83)	9,688
Total mortgage-backed securities	13,612	49	(98)	13,563
Total	$21,070	$71	$(153)	$20,988

	December 31, 2014
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$159	$5	$—	$164
GSE obligations	994	22	(4)	1,012
State or local housing agency obligations	36	—	—	36
Other[3]	176	8	—	184
Total non-mortgage-backed securities	1,365	35	(4)	1,396
Mortgage-backed securities
Other U.S. obligations single-family[2]	1,979	1	(4)	1,976
GSE single-family	1,992	17	—	2,009
GSE multifamily	6,921	85	(3)	7,003
Total mortgage-backed securities	10,892	103	(7)	10,988
Total	$12,257	$138	$(11)	$12,384

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	Consists of taxable municipal bonds and Private Export Funding Corporation bonds. The Bank did not hold any Private Export Funding Corporation bonds in 2014.

INTEREST RATE PAYMENT TERMS

The following table summarizes the Bank's AFS securities by interest rate payment terms (dollars in millions):

	December 31,
	2015	2014
Fixed rate	$10,091	$7,219
Variable rate	10,979	5,038
Total amortized cost	$21,070	$12,257

UNREALIZED LOSSES

The following tables summarize AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations	$3,645	$(29)	$—	$—	$3,645	$(29)
GSE obligations	1,701	(23)	—	—	1,701	(23)
State or local housing agency obligations	555	(1)	6	—	561	(1)
Other	97	(2)	—	—	97	(2)
Total non-mortgage-backed securities	5,998	(55)	6	—	6,004	(55)
Mortgage-backed securities
Other U.S. obligations single-family	2,270	(14)	—	—	2,270	(14)
GSE single-family	277	(1)	33	—	310	(1)
GSE multifamily	8,166	(66)	926	(17)	9,092	(83)
Total mortgage-backed securities	10,713	(81)	959	(17)	11,672	(98)
Total	$16,711	$(136)	$965	$(17)	$17,676	$(153)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations	$35	$—	$—	$—	$35	$—
GSE obligations	231	—	110	(4)	341	(4)
State or local housing agency obligations	—	—	6	—	6	—
Total non-mortgage-backed securities	266	—	116	(4)	382	(4)
Mortgage-backed securities
Other U.S. obligations single-family	1,698	(4)	—	—	1,698	(4)
GSE single-family	—	—	108	—	108	—
GSE multifamily	1,331	(3)	75	—	1,406	(3)
Total mortgage-backed securities	3,029	(7)	183	—	3,212	(7)
Total	$3,295	$(7)	$299	$(4)	$3,594	$(11)

CONTRACTUAL MATURITY

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31, 2015		December 31, 2014
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$430	$431	$67	$67
Due after one year through five years	968	978	898	916
Due after five years through ten years	4,664	4,637	248	255
Due after ten years	1,396	1,379	152	158
Total non-mortgage-backed securities	7,458	7,425	1,365	1,396
Mortgage-backed securities	13,612	13,563	10,892	10,988
Total	$21,070	$20,988	$12,257	$12,384

PREPAYMENT FEES

Prepayment fees on AFS securities are recorded as interest income in the Statements of Income. During the year ended December 31, 2015, certain AFS securities were prepaid and the Bank received $5 million in prepayment fees, which were offset in part by fair value hedging adjustment amortization of $2 million. During the year ended December 31, 2013, an AFS security was prepaid and the Bank received a $1 million prepayment fee. As this security was not in a hedge relationship, there was no related fair value hedging adjustment amortization to offset the prepayment fee income. The Bank did not receive any prepayment fees on AFS securities during the year ended December 31, 2014.

NET GAINS (LOSSES) FROM SALE OF AFS SECURITIES

During the year ended December 31, 2015, the Bank did not sell any AFS securities. During the year ended December 31, 2014, the Bank received $97 million in proceeds from the sale of an AFS security and recognized a gross gain of $1 million. During the year ended December 31, 2013, the Bank received $121 million in proceeds from the sale of AFS securities and recognized gross gains of $3 million.

Note 7 — Held-to-Maturity Securities

MAJOR SECURITY TYPES

HTM securities were as follows (dollars in millions):

	December 31, 2015
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$401	$57	$(2)	$456
State or local housing agency obligations	956	9	—	965
Total non-mortgage-backed securities	1,357	66	(2)	1,421
Mortgage-backed securities
Other U.S. obligations single-family[2]	47	—	—	47
Other U.S. obligations commercial[2]	6	—	—	6
GSE single-family	4,655	9	(15)	4,649
Private-label residential	20	—	(1)	19
Total mortgage-backed securities	4,728	9	(16)	4,721
Total	$6,085	$75	$(18)	$6,142

	December 31, 2014
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE obligations	$305	$70	$—	$375
State or local housing agency obligations	60	6	—	66
Total non-mortgage-backed securities	365	76	—	441
Mortgage-backed securities
Other U.S. obligations single-family[2]	3	—	—	3
Other U.S. obligations commercial[2]	2	—	—	2
GSE single-family	817	12	—	829
Private-label residential	25	—	(1)	24
Total mortgage-backed securities	847	12	(1)	858
Total	$1,212	$88	$(1)	$1,299

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

INTEREST RATE PAYMENT TERMS

The following table summarizes HTM securities by interest rate payment terms (dollars in millions):

	December 31,
	2015	2014
Fixed rate	$1,720	$674
Variable rate	4,365	538
Total amortized cost	$6,085	$1,212

UNREALIZED LOSSES

The following tables summarize HTM securities with unrealized losses by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage backed securities
GSE obligations	$96	$(2)	$—	$—	$96	$(2)
State or local housing agency obligations	93	—	—	—	93	—
Total non-mortgage backed securities	189	(2)	—	—	189	(2)
Mortgage-backed securities
Other U.S. obligations single-family	40	—	—	—	40	—
Other U.S. obligations commercial	5	—	—	—	5	—
GSE single-family	3,052	(15)	20	—	3,072	(15)
Private-label residential	—	—	13	(1)	13	(1)
Total mortgage-backed securities	3,097	(15)	33	(1)	3,130	(16)
Total	$3,286	$(17)	$33	$(1)	$3,319	$(18)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities
GSE single-family	$1	$—	$39	$—	$40	$—
Private-label residential	—	—	16	(1)	16	(1)
Total mortgage-backed securities	$1	$—	$55	$(1)	$56	$(1)

CONTRACTUAL MATURITY

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31, 2015		December 31, 2014
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$18	$18	$—	$—
Due after one year through five years	131	131	—	—
Due after five years through ten years	409	440	—	—
Due after ten years	799	832	365	441
Total non-mortgage-backed securities	1,357	1,421	365	441
Mortgage-backed securities	4,728	4,721	847	858
Total	$6,085	$6,142	$1,212	$1,299

NET GAINS (LOSSES) FROM SALE OF HTM SECURITIES

During the years ended December 31, 2015 and 2013, the Bank did not sell any HTM securities. During the year ended December 31, 2014, the Bank sold HTM securities with a carrying amount of $66 million and recognized gross gains of $9 million. The HTM securities sold had less than 15 percent of the acquired principal outstanding at the time of sale. As such, the sales were considered maturities for purpose of security classification and did not impact the Bank's ability and intent to hold the remaining HTM securities through their stated maturities.

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

During the year ended December 31, 2013, the Bank changed its intent and decided to sell three similar non-MBS held in its AFS portfolio. Two of these securities were sold in 2013 and the Bank recorded gross gains on these sales of $1 million through "Net gains (losses) from sale of available-for-sale securities" in the Statements of Income. The third and only remaining security of that type was deemed other-than-temporarily impaired as the Bank intended to sell this security and it was in a loss position. As such, the Bank recorded OTTI charges of $1 million in 2013 through “Other-than-temporary impairment losses" in the Statements of Income. These charges represented the entire difference between the amortized cost basis and estimated fair value of the security. The declines in value were due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligation. This security was subsequently sold in January of 2014.

PRIVATE-LABEL MORTGAGE-BACKED SECURITIES

On a quarterly basis, the Bank engages other designated FHLBanks to perform cash flow analyses on its private-label MBS using two third-party models in order to assess whether the entire amortized cost bases of these securities will be recovered. To ensure consistency in the determination of OTTI, an OTTI Governance Committee, comprised of representation from all FHLBanks, is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies used by the designated FHLBanks when generating the cash flow projections. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach reflects a best estimate scenario and includes a base case housing price forecast and a base case housing price recovery path.

As of December 31, 2015, the Bank obtained cash flow analyses for all of its private-label MBS from its designated FHLBanks. The first third-party model considered borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model was the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which is based upon an assessment of the individual housing markets. CBSAs refer collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. A CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of three percent to an increase of eight percent over the twelve month period beginning October 1, 2015. For the vast majority of markets, the projected short-term housing price changes range from an increase of two percent to an increase of five percent. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

The Bank compared the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At December 31, 2015, the Bank's cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell its private-label MBS and it is not more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at December 31, 2015.

ALL OTHER AFS AND HTM INVESTMENT SECURITIES

On a quarterly basis, the Bank reviews all remaining AFS and HTM securities in an unrealized loss position to determine whether they are other-than temporarily impaired. The following was determined for the Bank's other investment securities in an unrealized loss position at December 31, 2015:

•
Other U.S. obligations and GSE securities. The unrealized losses were due primarily to changes in interest rates and credit spreads, and not to a significant deterioration in the fundamental credit quality of the obligations. The strength of the issuers' guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. The Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at December 31, 2015.

•
State or local housing agency obligations. The unrealized losses were due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligations. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at December 31, 2015.

•
Other - PEFCO Bond. The unrealized loss was due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the bond. The Bank does not intend to sell this security nor is it more likely than not that it will be required to sell this security before recovery of the amortized cost basis. As such, the Bank did not consider this security to be other-than-temporarily impaired at December 31, 2015. Additionally, the strength of the issuer’s guarantee by an agency of the U.S. Government or a trust consisting of pledged collateral, which may include guaranteed importer notes, securities guaranteed by the full faith and credit of the U.S. Government, or cash, is sufficient to protect the Bank from loss based on current expectations.

Note 9 — Advances

The Bank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics, and optionality. Fixed rate advances generally have maturities ranging from overnight to 30 years. Variable rate advances generally have maturities ranging from one year to 20 years, where the interest rates reset periodically to a specified interest rate index such as London Interbank Offered Rate (LIBOR). At December 31, 2015, the Bank had advances outstanding with interest rates ranging from 0.29 percent to 8.25 percent.

CONTRACTUAL MATURITY

The following table summarizes the Bank's advances outstanding by contractual maturity (dollars in millions):

	December 31, 2015		December 31, 2014
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$1	3.34%	$—	—%
Due in one year or less	18,967	0.77	7,998	0.66
Due after one year through two years	8,608	1.48	4,029	1.45
Due after two years through three years	18,517	0.93	4,437	1.68
Due after three years through four years	17,439	0.60	20,706	0.56
Due after four years through five years	16,521	0.74	21,447	0.33
Thereafter	8,858	1.36	6,335	0.98
Total par value	88,911	0.89%	64,952	0.67%
Premiums	128		—
Discounts	(9)		(6)
Fair value hedging adjustments	143		222
Total	$89,173		$65,168

The following table summarizes advances at December 31, 2015 and 2014, by year of contractual maturity or next call date for callable advances, and by year of contractual maturity or next put date for putable advances (dollars in millions):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	2015	2014	2015	2014
Overdrawn demand deposit accounts	$1	$—	$1	$—
Due in one year or less	73,242	52,278	21,156	10,081
Due after one year through two years	4,513	3,775	7,549	3,802
Due after two years through three years	4,377	3,400	17,576	3,559
Due after three years through four years	2,337	2,516	17,439	19,787
Due after four years through five years	1,818	1,625	16,521	21,447
Thereafter	2,623	1,358	8,669	6,276
Total par value	$88,911	$64,952	$88,911	$64,952

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). If the call option is exercised, replacement funding may be available. Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2015 and 2014, the Bank had callable advances outstanding totaling $54.8 billion and $44.6 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise dates, and the borrower may then apply for a new advance at the prevailing market rate. Generally, put options are exercised when interest rates increase. At December 31, 2015 and 2014, the Bank had putable advances outstanding totaling $2.6 billion and $2.1 billion.

INTEREST RATE PAYMENT TERMS

The following table summarizes advances by interest rate payment terms and contractual maturity (dollars in millions):

	December 31,
	2015	2014
Fixed rate
Due in one year or less	$16,938	$7,302
Due after one year	14,031	10,933
Total fixed rate	30,969	18,235
Variable rate
Due in one year or less	2,030	695
Due after one year	55,912	46,022
Total variable rate	57,942	46,717
Total par value	$88,911	$64,952

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

The following table summarizes the Bank's prepayment fees on advances, net (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013
Prepayment fee income	$23	$30	$22
Fair value hedging adjustments[1]	(12)	(24)	(16)
Prepayment fees on advances, net	$11	$6	$6

1	Represents the amortization/accretion of fair value hedging adjustments on closed advance fair value hedge relationships resulting from advance prepayments.

For information related to the Bank's credit risk exposure on advances, refer to "Note 11 — Allowance for Credit Losses."

Note 10 — Mortgage Loans Held for Portfolio

The Bank participates in the MPF program. This program involves investment by the Bank in single-family mortgage loans held for portfolio that are either purchased from PFIs or funded by the Bank through PFIs. MPF loans may also be acquired through participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank's MPF PFIs generally originate, service, and credit enhance mortgage loans that are sold to the Bank. MPF PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the MPF PFI to a designated mortgage service provider.

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

The following table presents information on the Bank's mortgage loans held for portfolio (dollars in millions):

	December 31,
	2015			2014
	MPF	MPP	Total	MPF
Fixed rate, long-term single-family mortgage loans	$4,884	$500	$5,384	$5,024
Fixed rate, medium-term[1] single-family mortgage loans	1,265	14	1,279	1,462
Total unpaid principal balance	6,149	514	6,663	6,486
Premiums	76	18	94	82
Discounts	(9)	(1)	(10)	(12)
Basis adjustments from mortgage loan commitments	9	—	9	11
Total mortgage loans held for portfolio	$6,225	$531	$6,756	$6,567

1	Medium-term is defined as a term of 15 years or less.

The following table presents the Bank's mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	December 31,
	2015			2014
	MPF	MPP	Total	MPF
Conventional mortgage loans	$5,602	$464	$6,066	$5,916
Government-insured mortgage loans	547	50	597	570
Total unpaid principal balance	$6,149	$514	$6,663	$6,486

For information related to the Bank's credit risk exposure on mortgage loans held for portfolio, refer to "Note 11 — Allowance for Credit Losses."

Note 11 — Allowance for Credit Losses

The Bank has established an allowance for credit losses methodology for each of its financing receivable portfolio segments: advances, standby letters of credit, and other extensions of credit to borrowers (collectively, credit products), government-insured mortgage loans held for portfolio, MPF conventional mortgage loans held for portfolio, MPP conventional mortgage loans held for portfolio, and term securities purchased under agreements to resell.

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

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At December 31, 2015 and 2014, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At December 31, 2015 and 2014, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, there were no TDRs related to credit products during the years ended December 31, 2015 and 2014.

The Bank has never experienced a credit loss on its credit products. Based upon the Bank's collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on its credit products as of December 31, 2015 and 2014. Accordingly, the Bank has not recorded any allowance for credit losses for its credit products.

GOVERNMENT-INSURED MORTGAGE LOANS

The Bank invests in government-insured fixed rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote and has never experienced a credit loss on its government-insured mortgage loans. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at December 31, 2015 and 2014. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

MPF CONVENTIONAL MORTGAGE LOANS

The Bank's management of credit risk in the MPF program involves several layers of legal loss protection that are defined in agreements among the Bank and its participating PFIs. For conventional MPF loans, the availability of loss protection may differ slightly among MPF products. The Bank's loss protection consists of the following loss layers, in order of priority:

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

MPP CONVENTIONAL MORTGAGE LOANS

Effective May 31, 2015, as a part of the Merger with the Seattle Bank, the Bank acquired mortgage loans previously purchased by the Seattle Bank under the MPP. For conventional MPP loans, the loss protection consists of the following loss layers, in order of priority:

•	Homeowner Equity.

•
Primary Mortgage Insurance. At the time of origination, PMI is required on all loans with homeowner equity of less than 20 percent of the original purchase price or appraised value, whichever is less and as applicable to the specific loan.

•
Lender Risk Account. The LRA is a lender-specific account originally funded by the Seattle Bank in an amount approximately sufficient to cover expected losses on the pool of mortgages either up front as a portion of the purchase proceeds or through a portion of the net interest remitted monthly by the member. To the extent available, LRA funds are used to offset any losses that occur. Typically, after five years, excess funds over required balances are distributed to the member in accordance with a step-down schedule that is established upon execution of a master commitment contract.

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

Collectively Evaluated Conventional Mortgage Loans. The Bank collectively evaluates the majority of its conventional MPF and MPP mortgage loan portfolios for impairment and estimates an allowance for credit losses based primarily upon the following factors: (i) loan delinquencies, (ii) loans migrating to collateral-dependent status, (iii) actual historical loss severities, and (iv) certain quantifiable economic factors, such as unemployment rates and home prices. The Bank utilizes a roll-rate methodology when estimating its allowance for credit losses. This methodology projects loans migrating to collateral-dependent status based on historical average rates of delinquency. The Bank then applies a loss severity factor to calculate an estimate of credit losses.

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

Estimating Additional Credit Loss in the MPF and MPP Conventional Mortgage Loan Portfolios. The Bank may make adjustments for certain limitations in its estimation of credit losses. These adjustments recognize the imprecise nature of an estimate and represent a subjective management judgment that is intended to cover losses resulting from other factors that may not be captured in the methodology previously described at the balance sheet date. These additional factors include, but are not limited to, consumer confidence, movements in interest rates, and other housing market trends.

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

Available performance-based credit enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient performance-based credit enhancement fees to recapture losses while other master commitments may not. At December 31, 2015 and December 31, 2014, the Bank determined that the amount of performance-based credit enhancement fees available for recapture from the PFIs at the master commitment level was immaterial. As such, it did not factor credit enhancement fees into its estimate of the allowance for credit losses.

MPF PFI Credit Enhancement Obligation. When reserving for estimated credit losses, the Bank may take into consideration the PFI credit enhancement obligation, which is intended to absorb losses in excess of the FLA. At December 31, 2015 and 2014, the Bank determined that the amount of credit enhancement obligation available to offset losses was immaterial. As such, it did not factor credit enhancement obligation into its estimate of the allowance for credit losses.

MPP Lender Risk Account. The LRA was established by the Seattle Bank for each MPP master commitment to cover losses not anticipated to be paid by homeowner's equity or PMI. At December 31, 2015, the Bank determined the amount of LRA to be immaterial. As such, it did not factor LRA into its estimate of the allowance for loan losses.

ALLOWANCE FOR CREDIT LOSSES ON CONVENTIONAL MORTGAGE LOANS

The following tables present a rollforward of the allowance for credit losses on the Bank's conventional MPF and MPP mortgage loan portfolios (dollars in millions):

MPF
Balance, December 31, 2012	$16
Charge-offs	(2)
Provision (reversal) for credit losses	(6)
Balance, December 31, 2013	8
Charge-offs	(1)
Provision (reversal) for credit losses	(2)
Balance, December 31, 2014	5
Charge-offs	(5)
Provision (reversal) for credit losses	1
Balance, December 31, 2015	$1

MPP
Balance, December 31, 2014	$—
Charge-offs	(1)
Provision (reversal) for credit losses	1
Balance, December 31, 2015	$—

The following table summarizes the allowance for credit losses and recorded investment of the Bank's conventional mortgage loan portfolio by impairment methodology (dollars in millions):

	MPF	MPP[1]	Total
Allowance for credit losses, December 31, 2015[2]
Collectively evaluated for impairment	$1	$—	$1

Allowance for credit losses, December 31, 2014
Collectively evaluated for impairment	$2	$—	$2
Individually evaluated for impairment	3	—	3
Total allowance for credit losses	$5	$—	$5

Recorded investment, December 31, 2015[3]
Collectively evaluated for impairment	$5,659	$449	$6,108
Individually evaluated for impairment, with or without a related allowance	37	31	68
Total recorded investment	$5,696	$480	$6,176

Recorded investment, December 31, 2014[3]
Collectively evaluated for impairment	$5,966	$—	$5,966
Individually evaluated for impairment, with or without a related allowance	50	—	50
Total recorded investment	$6,016	$—	$6,016

1
The Bank acquired MPP loans from the Seattle Bank on the merger date and established a related allowance for credit losses on June 30, 2015. The allowance for credit losses on MPP loans was less than $1 million at December 31, 2015.

2
Beginning January 1, 2015, the Bank began to charge-off the portion of the individually evaluated mortgage loan balance in excess of the fair value of the underlying collateral. As such, individually evaluated loans no longer have an associated allowance.

3	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

CREDIT QUALITY INDICATORS

Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank's key credit quality indicators for mortgage loans (dollars in millions):

	December 31, 2015
	MPF		MPP
	Conventional	Government	Conventional	Government	Total
Past due 30 - 59 days	$57	$21	$13	$5	$96
Past due 60 - 89 days	16	7	4	2	29
Past due 90 - 179 days	12	5	3	1	21
Past due 180 days or more	30	5	16	3	54
Total past due mortgage loans	115	38	36	11	200
Total current mortgage loans	5,581	524	444	42	6,591
Total recorded investment of mortgage loans[1]	$5,696	$562	$480	$53	$6,791

In process of foreclosure (included above)[2]	$19	$4	$9	$—	$32
Serious delinquency rate[3]	1%	2%	4%	8%	1%
Past due 90 days or more and still accruing interest[4]	$—	$10	$—	$4	$14
Non-accrual mortgage loans[5]	$46	$—	$32	$—	$78

	December 31, 2014
	MPF
	Conventional	Government	Total
Past due 30 - 59 days	$71	$20	$91
Past due 60 - 89 days	22	7	29
Past due 90 - 179 days	16	5	21
Past due 180 days or more	38	6	44
Total past due mortgage loans	147	38	185
Total current mortgage loans	5,869	548	6,417
Total recorded investment of mortgage loans[1]	$6,016	$586	$6,602

In process of foreclosure (included above)[2]	$27	$4	$31
Serious delinquency rate[3]	1%	2%	1%
Past due 90 days or more and still accruing interest[4]	$—	$11	$11
Non-accrual mortgage loans[5]	$59	$—	$59

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

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

The following table summarizes the recorded investment and related allowance of the Bank's individually evaluated impaired loans (dollars in millions):

	December 31, 2015		December 31, 2014
	Recorded Investment	Related Allowance[1]	Recorded Investment	Related Allowance
Impaired loans with an allowance
Conventional MPF Loans	$—	$—	$19	$3
Conventional MPP Loans	—	—	—	—
Impaired loans without an allowance
Conventional MPF Loans	37	—	31	—
Conventional MPP Loans	31	—	—	—
Total
Conventional MPF Loans	$37	$—	$50	$3
Conventional MPP Loans	$31	$—	$—	$—

1
Beginning January 1, 2015, the Bank began to charge-off the portion of the outstanding conventional mortgage loan balance in excess of the fair value of the underlying collateral for all collateral-dependent mortgage loans. As such, those loans no longer have an associated allowance.

The Bank did not recognize any interest income on impaired loans during the years ended December 31, 2015, 2014, and 2013.

The following table summarizes the average recorded investment of the Bank's individually evaluated impaired loans (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013
Impaired loans with an allowance
Conventional MPF Loans	$—	$19	$39
Conventional MPP Loans	—	—	—
Impaired loans without an allowance
Conventional MPF Loans	44	26	11
Conventional MPP Loans	19	—	—
Total
Conventional MPF Loans	$44	$45	$50
Conventional MPP Loans	$19	$—	$—

Real Estate Owned. At December 31, 2015 and 2014, the Bank had $7 million and $9 million of REO recorded as a component of "Other assets" in the Statements of Condition.

TERM SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for its term securities purchased under agreements to resell at December 31, 2015 and 2014.

OFF-BALANCE SHEET CREDIT EXPOSURES

At December 31, 2015 and 2014, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank's off-balance sheet credit exposures, see "Note 19 — Commitments and Contingencies."

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

•	mitigate the adverse earnings effects of the shortening or extension of certain assets and liabilities;

•	manage embedded options in assets and liabilities; and

•	reduce funding costs by combining a derivative with a consolidated obligation, as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation.

APPLICATION OF DERIVATIVES

Derivative instruments are accounted for by the Bank in two ways:

•	as a fair value hedge of an associated financial instrument or firm commitment for those items qualifying under applicable accounting guidance or;

•
as an economic hedge to manage certain defined risks in its Statements of Condition. These hedges are primarily used to (i) manage mismatches between the coupon features of the Bank's assets and liabilities and offset prepayment risk in certain assets, or (ii) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted.

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

The Bank may have the following types of hedged items:

•
Investment Securities. The Bank primarily invests in other U.S. obligations, GSE obligations, state or local housing agency obligations, and MBS, and classifies them as either trading, AFS, or HTM. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may fund investment securities with callable consolidated obligations or utilize interest rate swaps, caps, floors, or swaptions to manage interest rate and prepayment risk. The Bank manages the risk arising from changing market prices of trading securities by entering into economic derivatives that generally offset the changes in fair value of the securities. The fair value changes of both the trading securities and the associated derivatives are included in other income (loss) as “Net gains (losses) on trading securities” and “Net gains (losses) on derivatives and hedging activities.” The Bank manages the risk arising from changing market prices on AFS securities by entering into fair value derivatives that generally offset the changes in fair value of the securities. The Bank records the portion of the change in fair value related to the risk being hedged together with the related change in fair value of the derivative through other income (loss) as “Net gains (losses) on derivatives and hedging activities.” The Bank records the remainder of the change in fair value through AOCI as “Net unrealized gains (losses) on available-for-sale securities.”

•
Advances. The Bank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics, and optionality. The Bank may use derivatives to adjust the repricing and/or option characteristics of advances in order to more closely match the characteristics of its funding liabilities. In general, whenever a borrower executes a fixed rate advance or a variable rate advance with embedded options, the Bank will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the advance. For example, the Bank may hedge a fixed rate advance with an interest rate swap where the Bank pays a fixed rate coupon and receives a variable rate coupon, effectively converting the fixed rate advance to a variable rate advance. This type of hedge is typically treated as a fair value hedge. In addition, the Bank may hedge a callable advance, which gives the borrower the option to extinguish the fixed rate advance, by entering into a cancelable interest rate swap.

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

•
Firm Commitments. Certain mortgage purchase commitments are considered derivatives. The Bank normally hedges these commitments by selling TBA MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price. The mortgage purchase commitment and the TBA used in the firm commitment hedging strategy (economic hedge) are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized over the contractual life of the mortgage loan using the level-yield method. The Bank may also hedge a firm commitment for a forward-starting advance through the use of an interest-rate swap (fair value hedge). In this case, the interest rate swap will function as the hedging instrument for both the firm commitment and the subsequent advance. The fair value change associated with the firm commitment and subsequent advance along with the fair value change on the interest rate swap will be recorded through other income (loss) as “Net gains (losses) on derivatives and hedging activities.”

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

The following table summarizes the Bank's notional amount and the fair value of derivative instruments, including the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	December 31, 2015			December 31, 2014
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$37,526	$134	$635	$38,703	$84	$460
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	1,456	21	70	1,013	12	51
Interest rate swaptions	200	—	—	—	—	—
Forward settlement agreements (TBAs)	45	—	—	65	—	—
Mortgage delivery commitments	51	—	—	70	—	—
Total derivatives not designated as hedging instruments	1,752	21	70	1,148	12	51
Total derivatives before netting and collateral adjustments	$39,278	155	705	$39,851	96	511
Netting adjustments and cash collateral[1]		(61)	(603)		(16)	(434)
Total derivative assets and derivative liabilities		$94	$102		$80	$77

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. Cash collateral posted by the Bank (including accrued interest) was $542 million and $418 million at December 31, 2015 and 2014. At December 31, 2015 and 2014, the Bank had not received any cash collateral from clearing agents and/or counterparties.

The following table summarizes the components of “Net gains (losses) on derivatives and hedging activities” as presented in the Statements of Income (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$(7)	$(40)	$12
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	(10)	(63)	85
Interest rate caps	—	—	4
Forward settlement agreements (TBAs)	(1)	(5)	5
Mortgage delivery commitments	—	5	(5)
Net interest settlements	(20)	(20)	(16)
Total net gains (losses) related to derivatives not designated as hedging instruments	(31)	(83)	73
Net gains (losses) on derivatives and hedging activities	$(38)	$(123)	$85

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships, the net fair value hedge ineffectiveness, and the effect of those derivatives on the Bank's net interest income (dollars in millions):

	For the Year Ended December 31, 2015
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(51)	$41	$(10)	$(154)
Advances[2]	65	(65)	—	(177)
Consolidated obligation bonds	18	(15)	3	110
Total	$32	$(39)	$(7)	$(221)

	For the Year Ended December 31, 2014
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(325)	$281	$(44)	$(115)
Advances	45	(43)	2	(163)
Consolidated obligation bonds	66	(64)	2	70
Total	$(214)	$174	$(40)	$(208)

	For the Year Ended December 31, 2013
Hedged Item Type	Gains (Losses) on Derivatives	Gains(Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$182	$(173)	$9	$(43)
Advances	233	(230)	3	(163)
Consolidated obligation bonds	(152)	152	—	60
Total	$263	$(251)	$12	$(146)

1
Represents the net interest income settlements on derivatives in fair value hedge relationships and the amortization of the financing element of off-market derivatives, both of which are included in the interest income or interest expense line item of the respective hedged item type. The amortization for off-market derivatives totaled $23 million for the year ended December 31, 2015. In 2014 and 2013, the Bank did not record any amortization for off-market derivatives through net interest income.

2	Includes net gains (losses) on fair value hedge firm commitments of forward starting advances. The Bank did not hedge firm commitments of forward starting advances in 2014 or 2013.

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

A majority of the Bank's uncleared derivative contracts contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. If the Bank's credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2015 was $296 million, for which the Bank posted collateral of $195 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $61 million of collateral to its uncleared derivative counterparties at December 31, 2015.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents, based on credit considerations, at December 31, 2015.

OFFSETTING OF DERIVATIVE ASSETS AND DERIVATIVE LIABILITIES

The Bank presents derivative instruments, related cash collateral, including initial and variation margin, received or pledged, and associated accrued interest on a net basis by clearing agent and/or by counterparty when it has met the netting requirements. The following table presents the fair value of derivative instruments meeting or not meeting the netting requirements, including the related collateral received from or pledged to counterparties (dollars in millions):

	December 31, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared derivatives	$110	$406	$59	$317
Cleared derivatives	45	299	37	194
Total gross recognized amount	155	705	96	511
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(109)	(304)	(56)	(240)
Cleared derivatives	48	(299)	40	(194)
Total gross amounts of netting adjustments and cash collateral	(61)	(603)	(16)	(434)
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	1	102	3	77
Cleared derivatives	93	—	77	—
Total derivative assets and derivative liabilities	$94	$102	$80	$77

Note 13 — Deposits
The Bank offers demand and overnight deposits as well as short-term interest bearing deposits to members and qualifying non-members. Deposits classified as demand and overnight pay interest based on a daily interest rate. Short-term interest bearing deposits pay interest based on a fixed rate determined at the issuance of the deposit. Average interest rates paid on interest-bearing deposits were 0.03 percent, 0.01 percent, and 0.02 percent for the years ended December 31, 2015, 2014, and 2013.

The following table details the Bank's interest bearing and non-interest bearing deposits (dollars in millions):

	December 31,
	2015	2014
Interest-bearing
Demand and overnight	$722	$403
Term	202	15
Non-interest-bearing
Demand	186	95
Total	$1,110	$513

The aggregate amount of term deposits with a denomination of $250 thousand or more (Federal Deposit Insurance Corporation insured limit) was $201 million and $15 million at December 31, 2015 and 2014.

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At December 31, 2015 and 2014, the total par value of outstanding consolidated obligations of the FHLBanks was $905.2 billion and $847.2 billion.

DISCOUNT NOTES

The following table summarizes the Bank's discount notes (dollars in millions):

	December 31, 2015		December 31, 2014
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$99,074	0.31%	$57,781	0.09%
Discounts	(80)		(8)
Total	$98,994		$57,773

BONDS

The following table summarizes the Bank's bonds outstanding by contractual maturity (dollars in millions):

	December 31, 2015		December 31, 2014
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$15,676	0.78%	$18,393	0.59%
Due after one year through two years	3,808	2.91	3,145	2.31
Due after two years through three years	1,604	2.13	2,731	3.39
Due after three years through four years	2,780	2.93	633	1.47
Due after four years through five years	2,243	3.35	1,883	2.02
Thereafter	4,788	3.08	5,383	3.06
Index amortizing notes	—	—	165	5.21
Total par value	30,899	1.85%	32,333	1.53%
Premiums	312		21
Discounts	(32)		(18)
Fair value hedging adjustments	32		26
Total	$31,211		$32,362

The following table summarizes the Bank's bonds outstanding by call features (dollars in millions):

	December 31,
	2015	2014
Noncallable or nonputable	$28,050	$19,668
Callable	2,849	12,665
Total par value	$30,899	$32,333

The following table summarizes the Bank's bonds outstanding by year of contractual maturity or next call date (dollars in millions):

	December 31,
Year of Contractual Maturity or Next Call Date	2015	2014
Due in one year or less	$18,420	$22,058
Due after one year through two years	3,863	2,605
Due after two years through three years	1,065	2,161
Due after three years through four years	1,440	233
Due after four years through five years	1,813	658
Thereafter	4,298	4,453
Index amortizing notes	—	165
Total par value	$30,899	$32,333
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

Interest Rate Payment Terms

The following table summarizes the Bank's bonds by interest rate payment terms (dollars in millions):

	December 31,
	2015	2014
Fixed rate	$27,104	$29,513
Simple variable rate	3,025	250
Step-up	645	2,420
Step-down	125	150
Total par value	$30,899	$32,333

Extinguishment of Debt

During the year ended December 31, 2015, the Bank did not extinguish any bonds. During the years ended December 31, 2014 and 2013, the Bank extinguished certain bonds and recognized losses of $13 million and $26 million in other income (loss).

Concession on Consolidated Obligations
Unamortized concessions on consolidated obligations are included as a component of "Other assets" in the Statements of Condition and totaled $7 million and $3 million at December 31, 2015 and 2014. Amortization of such concessions is recorded as consolidated obligation interest expense in the Statements of Income and totaled $7 million, $2 million, and $2 million for the years ended December 31, 2015, 2014, and 2013.

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

If the Bank experienced a net loss during a quarter, but still had net earnings for the year, the Bank's obligation to the AHP would be calculated based on its year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, it would have no obligation to the AHP for the year, because its required annual AHP contribution is limited to its annual net earnings. If the aggregate 10 percent AHP calculation previously discussed was less than $100 million for the FHLBanks, each FHLBank would be required to assure that the aggregate contribution of the FHLBanks equals $100 million. The pro-ration would be made on the basis of an FHLBank's income in relation to the income of all FHLBanks for the previous year, subject to the annual earnings limitation previously discussed. In addition to the required AHP assessment, the Bank's Board of Directors may elect to make voluntary contributions to the AHP.

There was no shortfall, as described above, in 2015, 2014, or 2013. If an FHLBank finds that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make any such application in 2015, 2014, or 2013. Although the Bank did not experience a shortfall, its Board of Directors approved a voluntary contribution of $2 million for the year ended December 31, 2015. The voluntary contribution is included in "AHP voluntary contributions" in the Statements of Income. The voluntary contribution will be awarded in 2016 together with the Bank's 10 percent required contribution.

The following table presents a rollforward of the Bank’s AHP liability (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013
Balance, beginning of year	$41	$38	$37
Acquired from merger	17	—	—
Assessments	15	14	12
Voluntary contributions	2	—	—
Disbursements	(13)	(11)	(11)
Balance, end of year	$62	$41	$38

Note 16 — Capital

CAPITAL STOCK

The Bank's capital stock has a par value of $100 per share, and all shares are issued, redeemed, or repurchased by the Bank at the stated par value. The Bank generally issues a single class of capital stock (Class B capital stock). The Bank has two subclasses of Class B capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding in the Bank's Statements of Condition. All capital stock issued is subject to a five year notice of redemption period.

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

As a part of the Merger with the Seattle Bank, on the merger date, each share of Seattle Bank Class A stock outstanding was converted into one share of Des Moines Bank Class A stock and each share of Seattle Bank Class B stock outstanding was converted into one share of Des Moines Bank Class B stock. Immediately following the Merger, all shares of Des Moines Bank Class A stock and excess shares of Class B stock were repurchased and Des Moines Class B stock was issued as needed to meet the Bank's activity and membership stock requirements in accordance with the combined Bank's Capital Plan. No shares of Seattle Bank capital stock remain outstanding. The Merger did not have an impact on the total capital stock held by Des Moines Bank stockholders prior to the Merger.

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At December 31, 2015 and 2014, the Bank had no excess capital stock outstanding.

MANDATORILY REDEEMABLE CAPITAL STOCK

The Bank reclassifies capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) at the time shares meet the definition of a mandatorily redeemable financial instrument. This occurs after a member provides written notice of redemption, gives notice of intention to withdraw from membership, or attains non-member status by merger or consolidation, charter termination, or other involuntary termination from membership. Dividends on mandatorily redeemable capital stock are classified as interest expense in the Statements of Income. At December 31, 2015 and 2014, the Bank's mandatorily redeemable capital stock totaled $103 million and $24 million.

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

If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense. The Bank recorded interest expense on mandatorily redeemable capital stock of $3 million for the year ended December 31, 2015. For each of the years ended December 31, 2014 and 2013, interest expense on MRCS was less than $1 million.

The following table summarizes the Bank's mandatorily redeemable capital stock by year of contractual redemption (dollars in millions):

	December 31,
Year of Contractual Redemption	2015	2014
Due in one year or less	$7	$—
Due after one year through two years	4	—
Due after two years through three years	65	4
Due after three years through four years	4	4
Due after four years through five years	—	16
Past contractual redemption date due to outstanding activity with the Bank	23	—
Total	$103	$24

The following table summarizes a rollforward of the Bank's mandatorily redeemable capital stock (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013
Balance, beginning of period	$24	$9	$9
Mandatorily redeemable capital stock assumed from merger	725	—	—
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	(72)	31	21
Net repurchases/redemptions of mandatorily redeemable capital stock	(574)	(16)	(21)
Balance, end of period	$103	$24	$9

ADDITIONAL CAPITAL FROM MERGER

The Bank recognized the net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a new capital account captioned “Additional capital from merger.” This balance primarily represents the amount of the Seattle Bank's closing retained earnings balance, adjusted for fair value and other purchase accounting adjustments, and identified intangible assets. The Bank treats this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends to the Bank's members have been paid from this account since the merger date. The Bank intends to pay future dividends to members, when and if declared, from this account until the additional capital from merger balance is depleted. Following the Merger, the Bank began distributing dividends from additional capital from merger in the amount of $52 million, resulting in an ending additional capital from merger balance of $194 million.

RESTRICTED RETAINED EARNINGS

The Bank entered into a JCE Agreement with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. It requires the Bank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At December 31, 2015 and 2014, the Bank's restricted retained earnings account totaled $101 million and $75 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in AOCI (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Notes 6 and 8)	Pension and postretirement benefits (Note 17)	Total AOCI
Balance, December 31, 2012	$152	$(3)	$149
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses)	(62)	—	(62)
Reclassifications from other comprehensive income (loss) to net income
Other-than-temporary impairment losses on securities	1	—	1
Net realized (gains) losses on sale of securities	(3)	—	(3)
Amortization - pension and postretirement	—	2	2
Net current period other comprehensive income (loss)	(64)	2	(62)
Balance, December 31, 2013	88	(1)	87
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses)	39	—	39
Reclassifications from other comprehensive income (loss) to net income
Net realized (gains) losses on sale of securities	(1)	—	(1)
Amortization - pension and postretirement	—	(2)	(2)
Net current period other comprehensive income (loss)	38	(2)	36
Balance, December 31, 2014	126	(3)	123
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses)	(208)	—	(208)
Reclassifications from other comprehensive income (loss) to net income
Amortization - pension and postretirement	—	1	1
Net current period other comprehensive income (loss)	(208)	1	(207)
Balance, December 31, 2015	$(82)	$(2)	$(84)

REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to three regulatory capital requirements:

•
Risk-based capital. The Bank must maintain at all times permanent capital greater than or equal to the sum of its credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock (including mandatorily redeemable capital stock), and retained earnings can satisfy this risk-based capital requirement.

•
Regulatory capital. The Bank is required to maintain a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B stock (including mandatorily redeemable capital stock), additional capital from merger, and retained earnings. It does not include AOCI.

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At December 31, 2015, non permanent capital included additional capital from merger. At December 31, 2014, the Bank did not have any nonpermanent capital.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations.

The following table shows the Bank's compliance with the Finance Agency's regulatory capital requirements (dollars in millions):

	December 31, 2015		December 31, 2014
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$951	$5,618	$580	$4,213
Regulatory capital	$5,495	$5,812	$3,821	$4,213
Leverage capital	$6,869	$8,621	$4,776	$6,320
Capital-to-assets ratio	4.00%	4.23%	4.00%	4.41%
Leverage ratio	5.00%	6.28%	5.00%	6.62%

CAPITAL CLASSIFICATION DETERMINATION

The Bank is subject to the Finance Agency's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, establishes criteria for four capital classifications (adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. The Bank satisfied these requirements at December 31, 2015 and was classified as adequately capitalized. If the Bank becomes classified into a capital classification other than adequately capitalized, it will be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

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

As a result of the Merger with the Seattle Bank, the Bank has two defined benefit pension plans under the same multiemployer plan. Employees of the Des Moines Bank are eligible to participate in the Des Moines Pentegra Defined Benefit Pension Plan (Des Moines Bank DB Plan) if hired on or before December 31, 2010. Employees previously employed by the Seattle Bank are eligible to participate in the former Seattle Pentegra Defined Benefit Pension Plan (Seattle Bank DB Plan) if they were hired before January 1, 2005.
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

The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2014. The Bank's contributions for the plan years ended June 30, 2014 and June 30, 2013 were not more than five percent of the total contributions to the Pentegra DB Plan.

The following table summarizes the net pension cost and funded status of the Pentegra DB Plan (dollars in millions):

	2015	2014	2013
Net pension cost[1]	$14	$2	$4
Pentegra DB Plan's funded status as of July 1	106.89%	111.44%	101.31%
Des Moines Bank DB Plan's funded status as of July 1	115.83%	123.13%	111.61%
Seattle Bank DB Plan's funded status as of July 1	113.28%	N/A	N/A

1	Represents the net pension cost charged to compensation and benefits expense in the Statements of Income for the years ended December 31, 2015, 2014, and 2013.

The increase in 2015 net pension cost was due to the acquisition of the Seattle Bank DB Plan as a result of the Merger. During 2015, the Bank made a $10 million discretionary contribution to increase this plan's funding status to a level similar to the Des Moines DB Plan.

The Pentegra DB Plan's funded status as of July 1, 2015 is preliminary and may further increase because plan participants are permitted to make contributions for the plan year ended June 30, 2015 through March 15, 2016. Contributions made on or before March 15, 2016, and designated for the plan year ended June 30, 2015, will be included in the final valuation as of July 1, 2015. The final funded status as of July 1, 2015 will not be available until the Form 5500 for the plan year July 1, 2015 through June 30, 2016 is filed (this Form 5500 is due to be filed no later than April 2017).

The Pentegra DB Plan's funded status as of July 1, 2014 includes all contributions made by plan participants through March 15, 2015. The final funded status as of July 1, 2014 will not be available until the Form 5500 for the plan year July 1, 2014 through June 30, 2015 is filed (this form 5500 is due to be filed no later than April 2016).

QUALIFIED DEFINED CONTRIBUTION PLANS
The Bank has two qualified defined contribution plans. The Bank participates in the Pentegra Defined Contribution Plan for Financial Institutions (Pentegra DC Plan), a tax-qualified defined contribution plan. The Pentegra DC Plan covers the majority of officers and employees of the Bank that meet certain eligibility requirements. As a result of the Merger, the Bank also participates in the Federal Home Loan Bank of Seattle 401(k) Savings Plan (Seattle DC Plan), a tax-qualified defined contribution plan. The Seattle DC Plan covers employees of the Des Moines Bank who were previously employed and eligible at the Seattle Bank prior to the Merger. Under each plan, the Bank contributes a percentage of participants’ compensation by making a matching contribution equal to a percentage of the participant's voluntary contributions, subject to certain limitations. For the years ended December 31, 2015, 2014, and 2013, the Bank contributed $2 million, $1 million, and $1 million to its qualified defined contribution plans.

NONQUALIFIED DEFINED CONTRIBUTION AND DEFINED BENEFIT RETIREMENT PLANS
The Bank offers the Benefit Equalization Plan (BEP). The BEP is a nonqualified retirement plan that restores defined contributions and defined benefits offered under the qualified plans that have been limited by laws governing such plans. The BEP covers selected officers of the Bank. The BEP is made up of two parts: BEP Defined Contribution Plan (BEP DC Plan) and BEP Defined Benefit Plan (BEP DB Plan). There are no funded plan assets that have been designated to provide benefits under this plan.
As a result of the Merger, the Bank acquired the Thrift Benefit Equalization Plan (Thrift BEP), a nonqualified defined contribution plan, as well as the Retirement Fund Benefit Equalization Plan (Retirement BEP) and the Executive Supplemental Retirement Plan (SERP), both nonqualified defined benefit plans. Like the BEP, these plans were offered to select officers of the Seattle Bank to ensure the participants received the full amount of benefits to which they would have been entitled under the qualified plans in the absence of limits on benefit levels imposed by the Internal Revenue Service.
Defined Contribution Plans. During the year ended December 31, 2015, the Bank contributed $2 million to these plans. During both the years ended December 31, 2014 and 2013, the Bank contributed less than $1 million to the BEP DC Plan.
Defined Benefit Plans. The following tables summarize information on the Bank's nonqualified defined benefit plans. Amounts shown for 2015 include the BEP DB Plan, Retirement BEP, and SERP (collectively, the Nonqualified (NQ) DB Plans). Amounts shown for 2014 or earlier include only the BEP DB Plan.
The benefit obligation was as follows (dollars in millions):

	For the Years Ended December 31,
	2015	2014
	NQ DB Plans	BEP DB Plan
Benefit obligation at beginning of year	$11	$8
Interest cost	1	1
Actuarial loss (gain)	—	1
Increase (decrease) due to changes in assumptions	(1)	1
Acquisition	5	—
Settlements and curtailments	(3)	—
Benefit obligation at end of year	$13	$11
The measurement date used to determine the current year's benefit obligation for all plans was December 31, 2015.
The following amounts were recognized in the Statements of Condition (dollars in millions):

	December 31,
	2015	2014
	NQ DB Plans	BEP DB Plan
Accrued benefit liability	$13	$11
Accumulated other comprehensive income (loss)	(2)	(3)
Net amount recognized	$11	$8

The accumulated benefit obligation for the NQ DB Plans was $13 million at December 31, 2015. The accumulated benefit obligation for the BEP DB Plan was $11 million at December 31, 2014.

The components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) were as follows (dollars in millions):

	For the Years Ended December 31,
	2015	2014	2013
	NQ DB Plans	BEP DB Plan	BEP DB Plan
Net periodic benefit cost
Service cost	$—	$—	$1
Interest cost	1	1	—
Amortization of net (gain) loss	1	—	—
Curtailment and settlement loss	(1)	—	—
Total recognized in net periodic benefit cost	1	1	1
Other changes recognized in other comprehensive income (loss)
Net loss (gain)	—	2	(2)
Amortization of net gain (loss)	(1)	—	—
Total recognized in other comprehensive income (loss)	(1)	2	(2)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$—	$3	$(1)

The amount of AOCI expected to be recognized as a component of 2016 net periodic benefit cost is $1 million.

Key assumptions used for the actuarial calculations to determine the benefit obligation are as follows:

	December 31,
	2015	2014
	NQ DB Plans	BEP DB Plan
Discount rate	3.97% - 4.03%	3.71%
Salary increases[1]	4.66% - 4.80%	4.80%

1 Excludes the SERP as there are no active participants in this plan at December 31, 2015.

Key assumptions used for the actuarial calculations to determine the net periodic benefit cost are as follows:

	For the Years Ended December 31,
	2015	2014	2013
	NQ DB Plans	BEP DB Plan	BEP DB Plan
Discount rate	3.71% - 4.03%	4.58%	3.71%
Salary increases	4.00% - 4.80%	4.80%	5.00%

The 2015 discount rate used to determine the benefit obligation for each plan was determined using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Future benefit payments were estimated based on census data, benefit formulas and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments was calculated using duration-based interest rate yields from the Citigroup Pension Discount Curve as of December 31, 2015, and solving for the single discount rate that produced the same present value.
The Bank estimates that its required 2016 contributions for the NQ DB Plans will be $1 million.
Estimated future benefit payments for the NQ DB Plans are (dollars in millions):

Year	Amount
2016	$1
2017	—
2018	1
2019	1
2020	1
2021 through 2025	4

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no material transfers during the years ended December 31, 2015 and 2014.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank's financial instruments at December 31, 2015 (dollars in millions). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$982	$982	$—	$—	$—	$982
Interest-bearing deposits	2	—	2	—	—	2
Securities purchased under agreements to resell	6,775	—	6,775	—	—	6,775
Federal funds sold	2,270	—	2,270	—	—	2,270
Trading securities	4,047	—	4,047	—	—	4,047
Available-for-sale securities	20,988	—	20,988	—	—	20,988
Held-to-maturity securities	6,085	—	6,123	19	—	6,142
Advances	89,173	—	89,212	—	—	89,212
Mortgage loans held for portfolio, net	6,755	—	6,792	112	—	6,904
Accrued interest receivable	143	—	143	—	—	143
Derivative assets, net	94	—	155	—	(61)	94
Other assets	19	19	—	—	—	19
Liabilities
Deposits	(1,110)	—	(1,110)	—	—	(1,110)
Consolidated obligations
Discount notes	(98,994)	—	(98,984)	—	—	(98,984)
Bonds	(31,211)	—	(31,610)	—	—	(31,610)
Total consolidated obligations	(130,205)	—	(130,594)	—	—	(130,594)
Mandatorily redeemable capital stock	(103)	(103)	—	—	—	(103)
Accrued interest payable	(119)	—	(119)	—	—	(119)
Derivative liabilities, net	(102)	—	(705)	—	603	(102)
Other
Commitments to fund advances	—	—	(1)	—	—	(1)
Standby letters of credit	(2)	—	—	(2)	—	(2)
Standby bond purchase agreements	—	—	2	—	—	2

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank's financial instruments at December 31, 2014 (dollars in millions):

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$495	$495	$—	$—	$—	$495
Interest-bearing deposits	2	—	2	—	—	2
Securities purchased under agreements to resell	5,091	—	5,091	—	—	5,091
Federal funds sold	1,860	—	1,860	—	—	1,860
Trading securities	2,530	—	2,530	—	—	2,530
Available-for-sale securities	12,384	—	12,384	—	—	12,384
Held-to-maturity securities	1,212	—	1,275	24	—	1,299
Advances	65,168	—	65,293	—	—	65,293
Mortgage loans held for portfolio, net	6,562	—	6,834	62	—	6,896
Accrued interest receivable	85	—	85	—	—	85
Derivative assets, net	80	—	96	—	(16)	80
Other assets	12	12	—	—	—	12
Liabilities
Deposits	(513)	—	(513)	—	—	(513)
Consolidated obligations
Discount notes	(57,773)	—	(57,774)	—	—	(57,774)
Bonds	(32,362)	—	(32,959)	—	—	(32,959)
Total consolidated obligations	(90,135)	—	(90,733)	—	—	(90,733)
Mandatorily redeemable capital stock	(24)	(24)	—	—	—	(24)
Accrued interest payable	(90)	—	(90)	—	—	(90)
Derivative liabilities, net	(77)	—	(511)	—	434	(77)
Other
Standby letters of credit	(2)	—	—	(2)	—	(2)
Standby bond purchase agreements	—	—	2	—	—	2

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

As of December 31, 2015 and 2014, four prices were received for the majority of the Bank's investment securities and the final prices for those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

As an additional step, the Bank reviews the final fair value estimates of its private-label MBS holdings quarterly for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private-label MBS using the estimated fair value derived from the process previously described and the security's projected cash flows from the Bank's OTTI process. These yields were compared to the market yield of comparable securities according to dealers and/or other third-party sources. This analysis did not indicate any significant variances. Therefore, the Bank determined that its fair value estimates for private-label MBS were appropriate at December 31, 2015.

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

Other Assets. These represent grantor trust assets, which are carried at estimated fair value based on quoted market prices as of the last business day of the reporting period.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2015 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$237	$—	$—	$237
GSE obligations	—	3,077	—	—	3,077
Other non-MBS	—	276	—	—	276
GSE multifamily MBS	—	457	—	—	457
Total trading securities	—	4,047	—	—	4,047
Available-for-sale securities
Other U.S. obligations	—	3,985	—	—	3,985
GSE obligations	—	2,115	—	—	2,115
State or local housing agency obligations	—	1,047	—	—	1,047
Other non-MBS	—	278	—	—	278
Other U.S. obligations single-family MBS	—	2,270	—	—	2,270
GSE single-family MBS	—	1,605	—	—	1,605
GSE multifamily MBS	—	9,688	—	—	9,688
Total available-for-sale securities	—	20,988	—	—	20,988
Advances[2]	—	8	—	—	8
Derivative assets, net
Interest-rate related	—	155	—	(61)	94
Other assets	19	—	—	—	19
Total recurring assets at fair value	$19	$25,198	$—	$(61)	$25,156
Liabilities
Bonds[2]	$—	$(15)	$—	$—	$(15)
Derivative liabilities, net
Interest-rate related	—	(705)	—	603	(102)
Total recurring liabilities at fair value	$—	$(720)	$—	$603	$(117)

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

2	Represents financial instruments recorded under the fair value option.

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2014 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$256	$—	$—	$256
GSE obligations	—	1,532	—	—	1,532
Other non-MBS	—	280	—	—	280
GSE multifamily MBS	—	462	—	—	462
Total trading securities	—	2,530	—	—	2,530
Available-for-sale securities
Other U.S. obligations	—	164	—	—	164
GSE obligations	—	1,012	—	—	1,012
State or local housing agency obligations	—	36	—	—	36
Other non-MBS	—	184	—	—	184
Other U.S. obligations single-family MSB	—	1,976	—	—	1,976
GSE single-family MBS	—	2,009	—	—	2,009
GSE multifamily MBS	—	7,003	—	—	7,003
Total available-for-sale securities	—	12,384	—	—	12,384
Derivative assets, net
Interest-rate related	—	96	—	(16)	80
Other assets	12	—	—	—	12
Total recurring assets at fair value	$12	$15,010	$—	$(16)	$15,006
Liabilities
Derivative liabilities, net
Interest-rate related	$—	$(511)	$—	$434	$(77)
Total recurring liabilities at fair value	$—	$(511)	$—	$434	$(77)

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

FAIR VALUE ON A NON-RECURRING BASIS

The Bank measures certain impaired mortgage loans held for portfolio and REO at level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. In the case of impaired mortgage loans, the Bank estimates fair value based primarily on property values from an external pricing vendor. The Bank applies a 20 percent haircut on these values to capture certain limitations in the estimation process and takes into consideration estimated selling costs of 10 percent and expected PMI proceeds. In the case of REO, the Bank estimates fair value based on a current property value or a broker price opinion adjusted for estimated selling costs of 10 percent and expected PMI proceeds. The following table summarizes outstanding impaired mortgage loans held for portfolio and REO that were recorded at fair value as a result of a non-recurring change in fair value having been recorded in the period then ended (dollars in millions):

	December 31,
	2015	2014
Impaired mortgage loans held for portfolio[1]	$25	$16
Real estate owned[1]	1	1
Total non-recurring assets[1]	$26	$17

1	The fair value information presented for December 31, 2015 is as of the date the fair value adjustment was recorded during the year ended December 31, 2015.

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

For financial instruments recorded under the fair value option, the related contractual interest income and interest expense are recorded as part of net interest income in the Statements of Income. The remaining changes are recorded as “Net gains (losses) on financial instruments held at fair value” in the Statements of Income.

For the years ended December 31, 2015 and 2014, net gains on financial instruments held at fair value (i.e. advances and/or consolidated obligation bonds) were less than $1 million. For the year ended December 31, 2013, net gains on financial instruments held at fair value (i.e. consolidated obligation bonds) were $1 million. At December 31, 2015 and 2014, the Bank determined no credit risk adjustments for nonperformance were necessary to the instruments recorded under the fair value option.

The following table summarizes the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected. At December 31, 2014, the Bank did not have any financial instruments outstanding for which the fair value option was elected (dollars in millions):

	December 31, 2015
	Unpaid Principal Balance	Fair Value	Fair Value Over Unpaid Principal Balance
Advances[1]	$8	$8	$—
Bonds	15	15	—

1	At December 31, 2015, none of the advances were 90 days or more past due or had been placed on non-accrual status.

Note 19 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At December 31, 2015 and 2014, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $775.2 billion and $757.1 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	December 31, 2015			December 31, 2014
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit	$5,380	$102	$5,482	$4,412
Standby bond purchase agreements	264	296	560	557
Commitments to purchase mortgage loans	51	—	51	70
Commitments to issue bonds	—	—	—	170
Commitments to issue discount notes	2,500	—	2,500	—
Commitments to fund advances	15	130	145	14
Other commitments	87	—	87	87

Standby Letters of Credit. A standby letter of credit is a financing arrangement between the Bank and a member. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 13 years, currently no later than 2025. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $2 million at both December 31, 2015 and 2014.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of standby letters of credit at December 31, 2015 and 2014 is reported in “Note 18 — Fair Value.”

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At December 31, 2015, the Bank had standby bond purchase agreements with five housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2018. During the years ended December 31, 2015, 2014, and 2013, the Bank was not required to purchase any bonds under these agreements. For each of the years ended December 31, 2015, 2014, and 2013, the Bank received fees for the guarantees totaling $2 million. The estimated fair value of standby bond purchase agreements at December 31, 2015 and 2014 is reported in “Note 18 — Fair Value.”

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at December 31, 2015 and 2014 is reported in “Note 12 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Commitments to Issue Bonds and Discount Notes. At December 31, 2015, the Bank had commitments to issue $2.5 billion of consolidated obligation discount notes and no commitments to issue consolidated obligation bonds. At December 31, 2014, the Bank had commitments to issue $170 million of consolidated obligation bonds and no commitments to issue consolidated obligation discount notes.

Commitments to Fund Advances. The Bank enters into commitments that legally bind it to fund additional advances up to 24 months in the future. At December 31, 2015, the Bank had commitments to fund advances of $145 million. At December 31, 2014, the Bank had commitments to fund advances of $14 million.

Lease Commitments. The Bank charged to operating expenses net rental costs of $4 million, $1 million, and $1 million for the years ended December 31, 2015, 2014, and 2013.

Future minimum lease payments for premises and equipment at December 31, 2015 were as follows (dollars in millions):

Year	Amount
2016	$1
2017	2
2018	1
2019	1
2020	2
Thereafter	6
Total	$13
Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

Other Commitments. On December 30, 2013, the Bank entered into an agreement with the Iowa Finance Authority (IFA) to purchase up to $100 million of taxable multi-family mortgage revenue bonds. The agreement expires on June 30, 2016. As of December 31, 2015, the Bank had a commitment to purchase $87 million of bonds under the IFA agreement. To the extent these bonds are purchased by the Bank, they will be classified as AFS in the Bank's Statements of Condition.
As previously described in “Note 11 — Allowance for Credit Losses”, the FLA is a memorandum account used to track the Bank's potential loss exposure under each MPF master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $93 million and $92 million at December 31, 2015 and 2014.
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
The Bank records legal expenses related to litigation settlements as incurred in other expense in the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are received, at which time these fees are netted against the gains received on the litigation settlement.  During the year ended December 31, 2015, the Bank recognized $14 million in net gains on litigation settlements through other income (loss), primarily due to the settlement of one of the Bank's private-label MBS claims.

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

TRANSACTIONS WITH DIRECTOR'S FINANCIAL INSTITUTIONS

In the normal course of business, the Bank extends credit to its members whose directors and officers serve as Bank directors (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms and conditions as those with any other member.

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions (dollars in millions):

	December 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Advances	$1,606	2	$822	1
Mortgage loans	151	2	207	3
Deposits	17	2	3	1
Capital stock	120	2	55	2

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At December 31, 2015, the Bank had the following business concentrations with stockholders (dollars in millions):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total	Advances	Loans	Income[1]
Wells Fargo Bank, N.A.	$1,490	31	$37,000	$—	$99
Superior Guaranty Insurance Company[2]	37	1	—	899	—
Wells Fargo Bank Northwest N.A.[2]	2	—	—	48	—
Total	$1,529	32	$37,000	$947	$99

1
Represents interest income earned on advances during the year ended December 31, 2015. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

2	Superior Guaranty Insurance Company and Wells Fargo Northwest N.A. are affiliates of Wells Fargo Bank, N.A.

At December 31, 2014, the Bank had the following business concentrations with stockholders (dollars in millions):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total	Advances	Loans	Income[1]
Wells Fargo Bank, N.A.	$1,370	39	$34,000	$—	$63
Superior Guaranty Insurance Company[2]	48	2	—	1,174	—
Total	$1,418	41	$34,000	$1,174	$63

1
Represents interest income earned on advances during the year ended December 31, 2014. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

2	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

Note 21 — Activities with Other FHLBanks

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago (Chicago Bank) for its participation in the MPF program. This service fee expense is recorded in other expense. For each of the years ended December 31, 2015, 2014, and 2013, the Bank recorded $3 million in service fee expense to the Chicago Bank.

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the years ended December 31, 2015, 2014, and 2013 (dollars in millions):

Other FHLBank	Beginning Balance	Advance	Principal Repayment	Ending Balance
2015
Topeka	$—	$210	$(210)	$—

2014
Chicago	$—	$10	$(10)	$—
Topeka	—	10	(10)	—
	$—	$20	$(20)	$—

2013
Atlanta	$—	$17	$(17)	$—

The following table summarizes borrowing activity from other FHLBanks during the years ended December 31, 2015, 2014, and 2013 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2015
Dallas	$—	$200	$(200)	$—
San Francisco	—	225	(225)	—
	$—	$425	$(425)	$—

2014
Atlanta	$—	$70	$(70)	$—
Chicago	—	150	(150)	—
Dallas	—	60	(60)	—
San Francisco	—	150	(150)	—
	$—	$430	$(430)	$—

2013
Chicago	$—	$200	$(200)	$—
New York	—	200	(200)	—
Topeka	—	70	(70)	—
	$—	$470	$(470)	$—

At December 31, 2015 and 2014, none of the previous transactions were outstanding on the Bank's Statements of Condition. The interest income and expense related to these transactions was immaterial.

Debt Transfers. The Bank may transfer debt from time to time in an effort to better match its projected asset cash flows or reduce its future interest costs. These transfers are accounted for in the same manner as debt extinguishments. In connection with these transactions, the assuming FHLBanks become the primary obligors for the transferred debt. During the years ended December 31, 2015 and 2014, the Bank did not transfer any debt to other FHLBanks. During the year ended December 31, 2013, the Bank transferred $80 million and $70 million of par value bonds to the FHLBanks of San Francisco and Boston and recorded aggregate net losses of $14 million and $11 million through "Net gains (losses) on extinguishment of debt" in the Statements of Income.

Merger

In anticipation of the closing of the Merger, the Seattle Bank transferred $2.3 billion in cash to the Bank on Friday, May 29, 2015. The transfer was made to ensure the Bank had access to the Seattle Bank's cash balances on the first day of operations for the combined Bank, Monday, June 1, 2015. The Bank recorded a liability for this cash and the Seattle Bank recorded a receivable for this cash in their respective Statements of Condition for May 31, 2015. These balances were eliminated to arrive at the combined opening Statement of Condition. For additional information on the Merger, refer to "Note 2 — Merger".

Note 22 — Subsequent Events

In February 2016, the Bank entered into a settlement agreement with one defendant in the Bank’s Private-Label MBS Litigation for $137 million (after netting certain legal fees and expenses). The net settlement will be recorded as additional income in other income (loss) in the Bank's Statements of Income for the three months ended March 31, 2016.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
Revisions to Second Quarter 2015 Financial Statements

During the third quarter of 2015, we identified certain immaterial errors in our previously issued financial statements and footnotes for the three and six months ended June 30, 2015. Management determined after evaluating the quantitative and qualitative aspects of these errors that our previously issued financial statements and footnotes were not materially misstated. We chose to revise the information for the three and six months ended June 30, 2015 in our Third Quarter 2015 Form 10-Q filing. Accordingly, where presented in this supplementary financial data, the June 30, 2015 balance sheet and income statement data has been revised.

The following table summarizes the supplementary financial data impacted by the revision (dollars in millions):

Line Item	As Previously Reported	Adjustment	As Revised
Statement of Condition as of June 30, 2015
Total liabilities	$113,773	$1	$113,774
Retained earnings	726	5	731
Accumulated other comprehensive income (loss)	128	(6)	122
Total capital	4,985	(1)	4,984

Statement of Income for the Three Months Ended June 30, 2015
Other income (loss)	—	6	6
AHP assessments	2	1	3
Net income	21	5	26
Selected Quarterly Financial Information

The following table presents a summary of our Statements of Condition (dollars in millions):

	2015
Statements of Condition	December 31,	September 30,	June 30, Revised	March 31,
Cash	$982	$765	$483	$342
Investments[1]	40,167	37,911	42,754	27,059
Advances	89,173	74,484	68,181	63,562
Mortgage loans held for portfolio, gross	6,756	6,879	7,030	6,545
Allowance for credit losses	(1)	(1)	(1)	(1)
Total assets	137,381	120,360	118,758	97,732
Consolidated obligations
Discount notes	98,994	77,247	70,227	60,420
Bonds	31,211	36,488	41,974	32,031
Total consolidated obligations[2]	130,205	113,735	112,201	92,451
Mandatorily redeemable capital stock	103	106	119	24
Total liabilities	131,756	115,242	113,774	93,445
Capital stock — Class B putable	4,714	4,126	3,885	3,428
Additional capital from merger	194	221	246	—
Retained earnings	801	770	731	729
Accumulated other comprehensive income (loss)	(84)	1	122	130
Total capital	5,625	5,118	4,984	4,287

1	Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and HTM securities.

2
The total par value of outstanding consolidated obligations of the FHLBanks was $905.2 billion, $856.5 billion, $852.8 billion, and $812.2 billion at December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015.

The following table presents a summary of our Statements of Condition (dollars in millions):

	2014
Statements of Condition	December 31,	September 30,	June 30,	March 31,
Cash	$495	$9,478	$309	$361
Investments[1]	23,079	17,948	23,490	20,885
Advances	65,168	64,220	51,714	44,924
Mortgage loans held for portfolio, gross	6,567	6,530	6,493	6,492
Allowance for credit losses	(5)	(6)	(7)	(7)
Total assets	95,524	98,399	82,217	72,889
Consolidated obligations
Discount notes	57,773	62,803	59,331	42,816
Bonds	32,362	30,387	18,252	25,225
Total consolidated obligations[2]	90,135	93,190	77,583	68,041
Mandatorily redeemable capital stock	24	8	8	8
Total liabilities	91,212	94,079	78,424	69,415
Capital stock — Class B putable	3,469	3,456	2,954	2,670
Retained earnings	720	712	705	697
Accumulated other comprehensive income (loss)	123	152	134	107
Total capital	4,312	4,320	3,793	3,474

1	Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and HTM securities.

2
The total par value of outstanding consolidated obligations of the FHLBanks was $847.2 billion, $816.9 billion, $800.0 billion, and $753.9 billion at December 31, 2014, September 30, 2014, June 30, 2014, and March 31, 2014.

The following tables present a summary of our Statements of Income (dollars in millions):

	For the Three Months Ended
	2015
Statements of Income	December 31,	September 30,	June 30, Revised	March 31,
Net interest income	$81	$88	$80	$68
Provision (reversal) for credit losses on mortgage loans	—	1	1	—
Other income (loss)[1]	(15)	(12)	6	(9)
Other expense[2]	29	32	56	20
AHP assessments	4	4	3	4
AHP voluntary contributions	2	—	—	—
Net income	31	39	26	35

	For the Three Months Ended
	2014
Statements of Income	December 31,	September 30,	June 30,	March 31,
Net interest income	$74	$64	$60	$53
Provision (reversal) for credit losses on mortgage loans	—	(2)	—	—
Other income (loss)[1]	(22)	(18)	(14)	3
Other expense[2]	18	18	16	15
AHP assessments	4	3	3	4
Net income	30	27	27	37

1
Other income (loss) includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, net gains (losses) on the extinguishment of debt, and gains on litigation settlements, net.

2	Other expense includes, among other things, compensation and benefits, professional fees, contractual services, merger related expenses, and gains and losses on REO.

Investment Portfolio Analysis
The following table summarizes the carrying value of our investment portfolio (dollars in millions):

	December 31,
	2015	2014	2013
Trading securities
Other U.S. obligations[1]	$237	$256	$267
GSE obligations	3,077	1,532	55
Other[2]	276	280	263
Mortgage-backed securities
GSE multifamily	457	462	433
Total trading securities	4,047	2,530	1,018
Available-for-sale securities
Other U.S. obligations[1]	3,985	164	181
GSE obligations	2,115	1,012	1,127
State or local housing agency obligations	1,047	36	23
Other[2]	278	184	264
Mortgage-backed securities
Other U.S. obligations single-family[1]	2,270	1,976	—
GSE single-family	1,605	2,009	2,088
GSE multifamily	9,688	7,003	4,250
Total available-for-sale securities	20,988	12,384	7,933
Held-to-maturity securities
GSE obligations	401	305	307
State or local housing agency obligations	956	60	72
Other[3]	—	—	1
Mortgage-backed securities
Other U.S. obligations single-family[1]	47	3	5
Other U.S. obligations commercial[1]	6	2	2
GSE single-family	4,655	817	1,361
Private-label residential	20	25	30
Total held-to-maturity securities	6,085	1,212	1,778
Interest-bearing deposits	2	2	2
Securities purchased under agreements to resell	6,775	5,091	8,200
Federal funds sold	2,270	1,860	1,200
Total investments	$40,167	$23,079	$20,131

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Represents Private Export Funding Corporation and/or taxable municipal bonds.

3	Represents an investment in a Small Business Investment Company.

The following table summarizes the carrying value and yield characteristics of our investment portfolio on the basis of remaining terms to contractual maturity at December 31, 2015 (dollars in millions):

	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Total
Trading securities
Other U.S. obligations	$—	$—	$126	$111	$237
GSE obligations	1,469	1,549	—	59	3,077
Other[1]	—	39	129	108	276
Mortgage-backed securities
GSE multifamily	—	—	427	30	457
Total trading securities	1,469	1,588	682	308	4,047
Yield on trading securities	0.21%	0.53%	2.64%	4.55%
Available-for-sale securities
Other U.S. obligations	—	98	3,590	297	3,985
GSE obligations	417	770	577	351	2,115
State or local housing agency obligations	14	109	291	633	1,047
Other[1]	—	—	180	98	278
Mortgage-backed securities
Other U.S. obligations single-family	—	—	—	2,270	2,270
GSE single-family	—	—	1	1,604	1,605
GSE multifamily	—	368	8,963	357	9,688
Total available-for-sale securities	431	1,345	13,602	5,610	20,988
Yield on available-for-sale securities	1.29%	2.59%	1.79%	1.37%
Held-to-maturity securities
GSE obligations	—	—	271	130	401
State or local housing agency obligations	18	131	138	669	956
Mortgage-backed securities
Other U.S. obligations single-family	—	—	—	47	47
Other U.S. obligations commercial	—	3	3	—	6
GSE single-family	—	109	68	4,478	4,655
Private-label residential	—	—	—	20	20
Total held-to-maturity securities	18	243	480	5,344	6,085
Yield on held-to-maturity securities	0.46%	0.63%	2.95%	1.43%
Total investment securities	1,918	3,176	14,764	11,262	31,120
Interest-bearing deposits	1	1	—	—	2
Securities purchased under agreements to resell	6,775	—	—	—	6,775
Federal funds sold	2,270	—	—	—	2,270
Total investments	$10,964	$3,177	$14,764	$11,262	$40,167

1	Represents taxable municipal bonds.

At December 31, 2015, we had investments with a carrying value greater than 10 percent of our total capital with the following issuers (excluding GSEs and U.S. Government agencies) (dollars in millions):

	Carrying Value	Fair Value
Cantor Fitzgerald & Co.	$1,750	$1,750
Daiwa Capital Markets America Inc.	1,750	1,750
Nomura Securities International, Inc.	1,500	1,500
Total	$5,000	$5,000

Loan Portfolio Analysis
The following table presents supplemental information on our mortgage loans held for portfolio (dollars in millions):

	December 31,
	2015	2014	2013	2012	2011
Past due 90 days or more and still accruing interest[1]	$14	$11	$10	$5	$4
Non-accrual mortgage loans[2]	$78	$59	$71	$89	$97
Allowance for credit losses
Balance, beginning of year	$5	$8	$16	$19	$13
Charge-offs[3]	(6)	(1)	(2)	(3)	(3)
Provision (reversal) for credit losses on mortgage loans	2	(2)	(6)	—	9
Balance, end of year	$1	$5	$8	$16	$19
Non-accrual mortgage loans
Gross interest income that would have been recorded based on original terms during the year	$4
Interest actually recognized into net income during the year	—
Interest shortfall	$4

1	Represents government-insured mortgage loans that are 90 days or more past due.

2	Represents conventional mortgage loans that are 90 days or more past due and troubled debt restructurings.

3	The ratio of net charge-offs to average mortgage loans outstanding was one percent or less for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following table summarizes our short-term borrowings for the years ended December 31, 2015, 2014, and 2013 (dollars in millions):

	Discount Notes			Bonds
	2015	2014	2013	2015	2014	2013
Outstanding at end of the period	$98,994	$57,773	$38,137	$10,059	$4,954	$14,500
Weighted-average rate at end of the period	0.31%	0.09%	0.10%	0.36%	0.18%	0.10%
Daily-average outstanding for the period	$70,818	$53,136	$15,442	$11,078	$6,255	$17,423
Weighted-average rate for the period	0.15%	0.08%	0.09%	0.27%	0.13%	0.13%
Highest outstanding at any month-end	$98,994	$64,422	$38,137	$19,300	$14,700	$22,200

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act) is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our President, CEO, and chief financial officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of our President, CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the annual period covered by this report. Based on that evaluation, and management's identification of material weaknesses in our internal control over financial reporting at December 31, 2015, our President, CEO, and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

On May 31, 2015, we completed the Merger. In preparation for the Merger, we established a control framework to ensure the completeness and accuracy of merger information from the Seattle Bank and the accurate processing of that data through our systems at and following the merger date. During the third and fourth quarters of 2015, as part of our ongoing integration activities following the Merger, we incorporated controls and procedures to respond to the risks inherent in the acquisition.

For the quarter ended December 31, 2015, the changes to our internal control processes resulting from the Merger, and the remedial steps outlined below, were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, management is in the process of developing and implementing new processes and procedures to remediate the material weaknesses and other control deficiencies identified during 2015.
Report of Management on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are made only in accordance with authorizations of management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework established in "Internal Control — Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment, management determined that due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified three material weaknesses in our internal control over financial reporting as of December 31, 2015:

1.
We did not maintain effective control over multiple changes within our business environment during 2015, including certain implications of the Merger, based on the criteria established in the COSO framework. COSO Principle 9 states that an organization should identify and assess changes that could significantly impact the system of internal controls. As these significant changes occur, the scope and nature of the organization’s leadership, priorities, business model, and business processes and activities need to adapt and evolve because a control infrastructure effective in one set of conditions might not be effective when those conditions change significantly. As of December 31 2015, our internal control infrastructure failed to effectively adapt to and evolve around multiple business environment changes during 2015.

2.
We did not maintain effective controls over spreadsheets used in our financial close and reporting process. Specifically, we identified multiple issues with the design and operating effectiveness of controls over key spreadsheets used in our financial close and reporting process.

3.
We did not consistently conform to existing internal control procedures established to ensure appropriate logical access to the Bank’s information technology systems. Specifically, the manual processes used to remove unnecessary employee and contractor access and execute the required management testing of the removal process were not preformed timely as designed as a result of multiple changes within our business environment, including the Merger.

Despite the identified material weaknesses, no material audit adjustments were required to be made to our 2015 annual financial statements. However, if not corrected, these material weaknesses could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected on a timely basis.

Additionally, the effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Pricewaterhouse Coopers LLP, our independent registered public accounting firm. Refer to "Item 8. Financial Statements and Supplementary Data — Report of Independent Register Public Accounting Firm" for their audit report.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Management is committed to improving our overall system of internal control over financial reporting, including taking necessary steps to fully remediate the identified material weaknesses. The following briefly describes certain remediation actions we have taken or plan to take to address these material weaknesses:

1.
Management plans to revise existing risk assessment practices to facilitate timely, recurring evaluations of internal controls over financial reporting for known and/or expected changes in our business environment during each calendar year.

2.
Management is developing a new control infrastructure surrounding spreadsheets used in the financial reporting and close process as part of a comprehensive project plan around spreadsheets with a targeted timeline for completion in 2016.

3.
Management has initiated a comprehensive set of actions involving both internal and external resources committed to enhancing key elements of our processes and structure surrounding internal controls over financial reporting, including, but not limited to, access controls over key IT applications used in the financial reporting and close process.

Management believes that the measures described above should be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. We cannot assure you, however, that these steps will remediate such weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The Board of Directors is responsible for monitoring our compliance with Finance Agency regulations and establishing policies and programs that carry out our mission. The Board of Directors adopts, reviews, and oversees the implementation of policies governing our advance, mortgage loan, investment, and funding activities. Additionally, the Board of Directors adopts, reviews, and oversees the implementation of policies that manage our exposure to market, liquidity, credit, operational, and strategic risks, as well as capital adequacy.
In connection with the Merger, the Board of Directors expanded to 29 members, 15 of which were members of the Des Moines Bank’s board of directors immediately prior to the Merger, and 14 of which were members of the Seattle Bank’s board of directors immediately prior to the Merger.
Our Board is comprised of Member Directors elected by our member institutions on a state-by-state basis and Independent Directors elected by all of our members. Our Board currently includes seventeen Member Directors and twelve Independent Directors, four of whom serve as public interest directors. Under the FHLBank Act, the only matters submitted to shareholders for votes are (i) the annual election of our Directors and (ii) any proposed agreement to merge with one or more FHLBanks. Finance Agency regulations require all of our Directors to be elected by our members. No member of management may serve as a director of an FHLBank.
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
Member Directorships are allocated by the Finance Agency to the 13 states in our district and a member institution is eligible to participate in the election for the state in which it is located. Candidates for Member Directorships are not nominated by the Board. As provided for in the FHLBank Act, Member Directors are nominated by the members eligible to participate in the election in the relevant state. A member is entitled to cast, for each applicable Member Directorship, one vote for each share of capital stock that the member is required to hold as of the record date for voting, subject to a statutory limitation. Under this limitation, the total number of votes that each member may cast is limited to the average number of shares of our capital stock that were required to be held by all members in that state as of the record date for voting.
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
Independent Directors are nominated by our Board of Directors after consultation with our Advisory Council, and then voted upon by all members within our 13 state district. For each Independent Directorship, a member is entitled to cast the same number of votes as it would for a Member Directorship.
In order to be eligible to serve as an Independent Director on our Board, an individual must (i) be a U.S. citizen and (ii) maintain a principal residence in a state in our district (or own or lease a residence in the district and be employed in the district). In addition, the individual may not be an officer of any FHLBank or a director, officer, or employee of any member institution or of any recipient of our advances. By regulation, we are required to have at least two public interest Independent Directors, each of whom must have more than four years of personal experience in representing consumer or community interests in banking services, credit needs, housing, or financial consumer protection. Each Independent Director, other than a public interest Independent Director, must have knowledge of, or experience in, financial management, auditing or accounting, risk management practices, derivatives, project development, organizational management, or the law.

On an annual basis, our Board of Directors performs an assessment that includes consideration of the directors’ backgrounds, expertise, qualifications, and other factors. The Board of Directors also annually reviews its Corporate Governance Principles, which include a statement of the skills and qualifications it desires on the Board of Directors. Furthermore, each director annually provides us a certification that the director continues to meet all applicable statutory and regulatory eligibility and qualification requirements. In connection with the election or appointment of an Independent Director, the Independent Director completes an application to serve on the Board of Directors. As a result of the annual assessment and as of the filing date of this Form 10-K, nothing has come to the attention of the Board of Directors or management to indicate that any of the current directors do not continue to possess the necessary experience, qualifications, attributes, or skills expected of the directors who serve on our Board of Directors, as described in each director’s biography.
Information regarding our current directors and executive officers is provided in the following sections. There are no family relationships among our directors or executive officers. The table below shows membership information for the Bank’s Board of Directors at February 29, 2016:

				Expiration of
				Current Term As
		Member or		Director as of	Board
Director	Age	Independent	Director Since	December 31	Committees
Dale E. Oberkfell (chair)	60	Member	January 1, 2007	2017	a, e, f, h
William V. Humphreys (vice chair)	68	Member	June 1, 2015	2016	a, b, c, h
Ruth B. Bennett	63	Independent	June 1, 2015	2016	c, g
Michael J. Blodnick	63	Member	June 1, 2015	2019	a, c, g
David P. Bobbitt	68	Member	June 1, 2015	2018	e, g
Steven L. Bumann	62	Member	January 1, 2015	2017	b, c
Marianne M. Emerson *	68	Independent	June 1, 2015	2019	d, g
David J. Ferries	61	Member	June 1, 2015	2018	b, d
Van D. Fishback	69	Member	January 1, 2009	2016	d, g, h
Chris D. Grimm	57	Member	January 1, 2010	2019	b, d
Eric A. Hardmeyer	56	Member	January 1, 2008	2018	a, c, g, h
W. Douglas Hile	63	Member	January 1, 2015	2018	b, c, h
Teresa J. Keegan	53	Member	January 1, 2012	2019	e, g
Michelle M. Keeley	51	Independent	January 1, 2015	2018	a, e, f
John F. Kennedy, Sr. *	60	Independent	May 14, 2007	2016	a, b, d
Ellen Z. Lamale	62	Independent	January 1, 2012	2019	a, c, f
Russell J. Lau	63	Member	June 1, 2015	2017	c, f, h
James G. Livingston	50	Member	June 1, 2015	2017	a, b, e
Michael W. McGowan	47	Independent	June 1, 2015	2019	e, g
Elsie M. Meeks *	62	Independent	January 1, 2015	2018	b, d, h
Paula R. Meyer	61	Independent	May 14, 2007	2016	a, e, f
Cynthia A. Parker *	62	Independent	June 1, 2015	2017	a, d, f
J. Benson Porter	50	Member	June 1, 2015	2016	c, f
Thomas P. Potiowsky	62	Independent	June 1, 2015	2016	b, e
John P. Rigler II	64	Member	January 1, 2013	2016	c, g, h
John H. Robinson	65	Independent	May 14, 2007	2019	a, d, f
Joseph C. Stewart III	46	Member	January 1, 2008	2017	d, f
Robert M. Teachworth	62	Member	June 1, 2015	2017	b, e
David F. Wilson	69	Independent	June 1, 2015	2018	d, f

a)	Executive and Governance Committee

b)	Audit Committee

c)	Risk Committee

d)	Mission, Member and Housing Committee

e)	Finance and Planning Committee

f)	Human Resources and Compensation Committee (Compensation Committee)

g)	Business Operations and Technology Committee

h)	Nominating Committee

*	Public Interest Independent Director

The following describes the principal occupation, business experience, qualifications, and skills, among other matters of the 29 directors who currently serve on our Board of Directors. Except as otherwise indicated, each Director has been engaged in the principal occupation indicated for at least the past five years.
Dale E. Oberkfell, the Board's chair, has served in a variety of banking positions during his 30 years in the financial services industry. Mr. Oberkfell currently serves as executive vice president and CFO of Midwest BankCentre and treasurer and board secretary of Midwest BankCentre, Inc. in St. Louis, Missouri, positions he has held since joining Midwest BankCentre in January of 2012. During 2011 and 2010, he served as executive vice president and CFO of Reliance Bancshares, Inc. in Des Peres, Missouri, and as executive vice president and CFO of Reliance Bank, FSB in Fort Myers, Florida. Mr. Oberkfell was also a partner at the certified public accounting firm of Cummings, Oberkfell & Ristau, P.C. in St. Louis, Missouri. He is a licensed certified public accountant (CPA) and is a member of the American Institute of Certified Public Accountants. He has held board positions for numerous charitable organizations, including Good Shepherd Family and Children's Services, the West County YMCA, St. Louis Children's Choir, and Young Audiences. Mr. Oberkfell's position as an officer of a member institution and his involvement in and knowledge of accounting, auditing, internal controls, and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors.
William V. Humphreys, the Board’s vice chair, has more than 36 years of banking experience, including president and CEO of Citizens Bank, a commercial banking services provider, and Citizens Bancorp, a publicly traded bank holding company in Corvallis, Oregon, from 1996 to 2015. Mr. Humphreys retired from his position as president and CEO of Citizens Bank and Citizens Bancorp in 2015 but currently remains a director of these institutions. He has held board positions for numerous organizations, and is currently chair of Citizen’s Bank and of the American Bankers Association Federal Home Loan Bank Committee. He previously served as a chair of the Oregon Bankers Association, and director and chair of the State of Oregon Banking board. He also has served as a faculty member at Oregon Bankers Association Directors College. Mr. Humphreys was recently recognized as a Board Leadership Fellow by the National Association of Corporate Directors. Mr. Humphreys was elected to the Seattle Bank's board from the state of Oregon in 2006 and served as the Seattle Bank's board chair from 2010 until the Merger in 2015. Mr. Humphreys’ knowledge of community banking, and his experience in financial and balance sheet management, corporate governance, organizational leadership, risk assessment, and project development, as indicated by his background, support his qualifications to serve on our Board of Directors.
Ruth B. Bennett has served as principal of RB Bennett Enterprises LLC, a real estate brokerage firm in Vancouver, Washington since 2008. From 1973 to 2007, she served in various capacities at the Bonneville Power Administration, a federal electrical utility in Portland, Oregon, including COO from 2003 to 2007. Ms. Bennett serves on the boards of Vancouver Affordable housing and Pacific Northern Environmental (PNE). She is a former board member of First Independent Bank, the regional Columbia-Willamette YMCA, and Pacific Health SW Medical Center where she was a hospital board chair for three years. Ms. Bennett was appointed to the Seattle Bank's board in 2014 and served on the Seattle Bank's board until the Merger in 2015. Ms. Bennett's experience in strategic planning, organizational and enterprise risk management, finance and accounting, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors.
Michael J. Blodnick has served as president, CEO, and director of Glacier Bancorp, Inc. since 1998. He is also the CEO and director of Glacier Bank, in Kalispell Montana, its main banking subsidiary. Since 1978, Mr. Blodnick has served in a variety of positions at Glacier Bank, Glacier Bankcorp, Inc., and a number of other bank subsidiaries owned by the company prior to its 2012 organization restructuring. His performance as president and CEO of Glacier Bancorp, Inc. earned Mr. Blodnick recognition as American Banker’s Community Banker of the Year for 2014. Mr. Blodnick was appointed to the Seattle Bank's board on April 1, 2015 and served on the Seattle Bank's board until the Merger in 2015. Mr. Blodnick's forty years of financial management experience in all aspects of banking, as indicated by his background, supports his qualifications to serve on our Board of Directors. He currently serves as the chair of Business Operations and Technology Committee and the vice chair of the Executive and Governance Committee.
David P. Bobbitt has served as chair and CEO of Community 1st Bank in Post Falls, Idaho since 2007. Mr. Bobbitt previously served as president of Sterling Savings Bank in Spokane, Washington, from 2004 to 2006. His banking career has also included positions with Idaho First National Bank and West One Bank. Mr. Bobbitt serves as chair of Pacific Coast Banking School and is on the boards of Kootenai Electric Cooperative, currently Audit Chair, and Coeur d' Alene Chamber of Commerce. Mr. Bobbitt was appointed to the Seattle Bank's board in 2012 and later elected to the Seattle Bank's board from the state of Idaho in 2014. He served on the Seattle Bank's board until the Merger in 2015. Bobbitt’s experience in financial and risk management and his leadership and management skills, as indicated by his background, support his qualifications to serve on our Board of Directors.

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
Marianne M. Emerson, served from 2007 to 2012 as CIO for the Seattle Housing Authority, a public corporation providing affordable housing to more than 25,000 low-income Seattle residents. She retired from the Seattle Housing Authority in 2012. From 1982 to 2007, she served in a number of information technology positions at the Federal Reserve Board in Washington, D.C. including CIO from 2002 to 2007. She has also served as president of the Ray Solem Foundation since 2007, a foundation that donates money to organizations that creatively help immigrants become productive citizens. From 1998 to 2003, she also served as secretary of the board of directors of the FRB Federal Credit Union. Ms. Emerson was elected to the Seattle Bank's board in 2008 and served on the Seattle Bank's board until the Merger in 2015. Ms. Emerson’s knowledge of financial, organizational, and risk management, project development, and information technology, support her qualifications to serve as a Public Interest Independent Director on our Board of Directors.
David J. Ferries is president, CEO, and director of First Federal Bank & Trust, in Sheridan, Wyoming, a position he has held since 2002. Prior to joining First Federal in 2002, he served as senior vice president of First Interstate Bank, where he held a variety of increasingly responsible positions during his service there. Mr. Ferries is a director of the Wyoming Bankers Association, Forward Sheridan, Inc. and Whitney Benefits Educational Foundation. He has also served as a director of other national, civic, and professional organizations, including the Fannie Mae National Depository Advisory Board, Northern Wyoming Community College Foundation and the Sheridan Economic and Educational Development Authority Joint Powers Board. He recently completed a multi-year appointment by the Office of the Comptroller of the Currency to the Mutual Savings Association Advisory Committee. Mr. Ferries was elected to the Seattle Bank's board from the state of Wyoming in 2011 and served on the Seattle Bank's board until the Merger in 2015. Mr. Ferries’ experience in strategic planning and risk management, and his leadership and management skills, as indicated by his background, support his qualifications to serve on our Board of Directors.
Van D. Fishback is vice chair of First Bank & Trust in Brookings, South Dakota, a position he has held since 1995. Mr. Fishback joined First Bank & Trust in 1972 and previously served as its president and CEO. Mr. Fishback is also the vice chair of Fishback Financial Corporation, one of South Dakota's largest privately held bank holding companies. He is a licensed attorney and has been a member of the South Dakota bar since 1972. Mr. Fishback's position as an officer of a member institution and his involvement in and knowledge of financial management, community development, and the law, as indicated by his background, support his qualifications to serve on our Board of Directors. He also serves as vice chair of the Nominating Committee.
Chris D. Grimm joined BANK, Burlington, Iowa, as its president and CEO in 2001. Prior to accepting his current role at BANK, Mr. Grimm held a number of positions unrelated to the financial services industry. Mr. Grimm's position as an officer of a member institution and his involvement in and knowledge of financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Mission, Member, and Housing Committee.
Eric A. Hardmeyer joined the Bank of North Dakota in Bismarck, North Dakota in 1985 as senior vice president of lending before becoming president and CEO in 2001. Mr. Hardmeyer is the past chair of the North Dakota Bankers Association and currently serves on the board of directors of the Bismarck-Mandan Chamber of Commerce and the Missouri Valley YMCA. Mr. Hardmeyer’s position as an officer of a member institution and his involvement in and knowledge of financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Business Operations and Technology Committee and as chair of the Nominating Committee.
W. Douglas Hile has served as president and CEO of KleinBank in Chaska, Minnesota since July of 2009. Mr. Hile has more than 35 years of banking experience and has held executive roles in money center, super regional and community banking organizations, including roles as president and CEO of Minnesota banks since 1993. He has demonstrated board leadership in community involvement with emphasis on affordable housing initiatives and the work of the Salvation Army. His banking industry service includes serving on the board of directors for the FHLB San Francisco and the Minnesota Bankers Association. He currently serves on the Independent Community Bankers of America FHLB Task Force. Mr. Hile's position as an officer of a member institution and his involvement in and knowledge of housing finance and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Audit Committee.

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
Michelle M. Keeley retired from her position as executive vice president of equities and fixed income investments for RiverSource Investments, LLC, a division of Ameriprise Financial Services in Minneapolis, Minnesota in 2010. Prior to joining RiverSource, Investments, LLC, Ms. Keeley held a number of different investment and leadership positions, including managing director and senior management team member at Zurich Global Assets in New York. In addition to serving on our Board of Directors, Ms. Keeley is a director of the Bridge Builder Trust mutual funds, an Edward Jones affiliated company. Ms. Keeley's involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as vice chair of the Finance and Planning Committee.
John F. Kennedy, Sr. is the president and CEO of St. Louis Equity Fund, Inc. since June, 2015 and has served as executive vice president and CFO for the St. Louis Equity Fund, Inc. in St. Louis, Missouri from June of 2012 to June of 2015. From 2007 to June of 2012, he served as senior vice president and CFO. St. Louis Equity Fund, Inc. invests in affordable rental housing developments financed through corporate and bank investment in cooperation with federal, state, and local governments. Mr. Kennedy has been with the St. Louis Equity Fund, Inc. since 1998 and has more than 30 years of experience in affordable rental housing development and financing, residential homebuilding, public accounting, auditing, financial management, and representing low income individuals and families through the St. Louis Equity Fund, Inc. and the Gateway Community Development Fund, Inc., a certified CDFI. Mr. Kennedy’s involvement in and knowledge of accounting, auditing, financial management, and representing community interests in housing, as indicated by his background, support his qualifications to serve as a Public Interest Independent Director on our Board of Directors. He currently serves as chair of the Audit Committee.
Ellen Z. Lamale retired from her position as senior vice president and CRO of The Principal Financial Group (The Principal Financial Group is a registered trademark) (Principal) in March of 2011. Prior to her retirement, she served as senior vice president and CRO of Principal since 2008. Ms. Lamale held executive positions at Principal for more than 10 years, and her responsibilities during her 34 year career at Principal included risk management, financial analysis, capital management, strategic planning, and internal audit. Ms. Lamale has served on several community boards, including West Des Moines Youth Soccer Club, Iowa United Soccer Club, Des Moines Symphony Second Strings, and Des Moines Public Library Foundation. Currently, she is a volunteer with the West Des Moines Youth Justice Initiative. Ms. Lamale's involvement in and knowledge of accounting, auditing, finance, and risk management, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as chair of the Risk Committee.
Russell J. Lau has served as vice chair and CEO of Finance Factors, Ltd., an FDIC-insured depository financial services loan company in Honolulu, Hawaii since 1998. In addition, Mr. Lau served as president and CEO of Finance Enterprises, Ltd., the parent company of Finance Factors, Ltd., since 2004. Further, in connection with his service with Financial Enterprises, Mr. Lau holds the position of vice chair and CEO of Finance Insurance, Ltd., a Hawaiian independent insurance agency. Mr. Lau is a member of the Financial Executives Institute and active in Honolulu’s non-profit community, serving as treasurer/trustee of Assets School, treasurer of American Judicature Society - Hawaii Chapter, director of Palolo Chinese Home, and trustee for St. Andrews Priory. Mr. Lau was elected to the Seattle Bank's board from the state of Hawaii in 2005 and served on the Seattle Bank's board until the Merger in 2015.Mr. Lau’s experience in strategic planning, asset/liability management, financial analysis, regulatory compliance, leadership, and management skills, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Human Resources and Compensation Committee.
James G. Livingston has served as senior vice president at Zions Bank, a division of ZB, N.A., located in Salt Lake City, Utah, since 2011. From 2005 to 2011, Mr. Livingston served as vice president of Zions Bank. Prior to joining Zions in 2005, Mr. Livingston worked for Ziff Brothers Investments, in New York City. He has also been an assistant professor of accounting at Southern Methodist University in Dallas, Texas. Mr. Livingston was elected to the Seattle Bank's board from the state of Utah in 2007 and served on the Seattle Bank's board until the Merger in 2015. Mr. Livingston’s position as an officer of a member institution and his involvement and knowledge of auditing, accounting, derivatives, as well as, financial, organization, and risk management experience, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Finance and Planning Committee.

Michael W. McGowan has served as chair and CEO of Daniel Capital Management Limited, a global provider of business consulting and funding sources, since 2007. He is also currently a principal in several sustainable resource companies, including AlgEvolve, Inc. and Green Energy Corporation. He was the primary founder of Nova Biosource Fuels, Inc. a publicly traded biodiesel company. Prior to entering the renewable energy sector, from 1997 to 2007, Mr. McGowan worked in the banking and financial management industry as an investment portfolio manager. Mr. McGowan was elected to the Seattle Bank's board in 2012 and served on the Seattle Bank's board until the Merger in 2015. Mr. McGowan is a frequent speaker on the subjects of strategic funding, commercial algae development, and renewable energy to global audiences. Mr. McGowan’s experience and knowledge of strategic planning and financial management support his qualifications to serve as an Independent Director on our Board of Directors.
Elsie M. Meeks served as state director of the United States Department of Agriculture (USDA) Rural Development in South Dakota since July of 2009. Prior to joining the USDA, Ms. Meeks was the president and CEO of First Nations Oweesta Corporation and was active in the development and management of The Lakota Funds, a small business and microenterprise development loan fund CDFI on the Pine Ridge Reservation in South Dakota. Ms. Meeks served on the U.S. Commission on Civil Rights, completing a six-year term. She is a recent past director of the Northwest Area Foundation based in St. Paul, Minnesota and has served as a director and council member of several Native American organizations. Ms. Meek's involvement in and knowledge of economic development and community management, as indicated by her background, support her qualifications to serve as a Public Interest Independent Director on our Board of Directors.
Paula R. Meyer has over 30 years of senior executive experience in the financial services industry including marketing, operations, and management of mutual funds, investments, and insurance companies. She retired in 2006 as president of the mutual fund and certificate businesses at Ameriprise Financial in Minneapolis, Minnesota and has focused on board service since 2007. Prior to that, Ms. Meyer was president of Piper Capital Management. She serves on the board of directors of Mutual of Omaha in Omaha, Nebraska and First Command Financial Services in Fort Worth, Texas, a position she has held since 2009, and is board chair emeritus of Luther College in Decorah, Iowa. Ms. Meyer's involvement in and knowledge of risk management, marketing, and financial management, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as chair of the Executive and Governance Committee.
Cynthia A. Parker has served as president and CEO of BRIDGE Housing Corporation, one of the nation’s largest owners and developers of affordable housing, headquartered in San Francisco, California since 2010. Previously, Ms. Parker served as regional president for Mercy Housing Inc., a nonprofit organization that develops affordable housing, from 2008 to 2010, and as senior vice president of the affordable housing and real estate group of the Seattle-Northwest Securities, an investment banking firm, between 2002 and 2008. She is currently a director of the National Affordable Housing Trust, Housing Partnership Network, and the OneCalifornia Foundation. Ms. Parker was elected to the Seattle Bank's board in 2012 and served on the Seattle Bank's board until the Merger in 2015. Ms. Parker’s involvement in and experience in representing community interests in housing, and knowledge of human resources and compensation practices, as indicated by her background, support her qualifications to serve as a Public Interest Independent Director on our Board of Directors. She currently serves as chair of the Mission, Member, & Housing Committee.
J. Benson Porter has served as president and CEO of Boeing Employees’ Credit Union, a not-for-profit financial corporation in Tukwila, Washington since April 2012. Prior to joining BECU in April 2012, he served as president and CEO of First Tech Credit Union in Palo Alto, California, from February 2007 to March 2012. He also served in several positions at Washington Mutual Bank, most recently as executive vice president and CAO, from May 1996 to February 2007. Mr. Porter has also held positions as regulatory counsel at Key Bank and as staff director for the Washington State Senate Banking Committee. He is a former director of FHLB San Francisco and is currently a member of the Board of Overseers of Whitman College, the Board of CO-OP Financial Services, and the Board of CU Direct. Mr. Porter was elected to the Seattle Bank's board from the state of Washington in 2012 and served on the Seattle Bank's board until the Merger in 2015. Mr. Porter’s knowledge of financial management and strategic planning, and his leadership and management skills, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Risk Committee.
Thomas P. Potiowsky has been a professor and chair of the Economics Department and director of the Northwest Economic Research Center at Portland State University in Portland, Oregon since 2011. He served as Oregon State Economist from 1999 to 2006 and again from 2008 to 2011. He has also served as advisor to Oregon Governor’s Council of Economic Advisors. Mr. Potiowsky was elected to the Seattle Bank's board in 2012 and served on the Seattle Bank's board until the Merger in 2015. Mr. Potiowsky’s involvement in and knowledge of economics and business administration, as indicated by his background, support his qualifications to serve as an Independent Director our Board of Directors.

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
John H. Robinson has served as chair of Hamilton Ventures, LLC, a consulting and investment company in Kansas City, Missouri since 2004. Mr. Robinson is an engineer with international experience as chairman of EPCglobal Ltd in Sheffield, England, from 2003 to 2004, and executive director of Amey Plc in London, England, from 2000 to 2002. He was managing partner and vice chair of Black & Veatch, Inc. from 1989 to 2000. He serves on the board of directors of Olsson Associates, Alliance Resources MLP, and Coeur Mining. Mr. Robinson's involvement in and knowledge of financial management, project development, and organizational management, as indicated by his background, support his qualifications to serve as an Independent Director on our Board of Directors. He currently serves as chair of the Human Resources and Compensation Committee.
Joseph C. Stewart III has served as chairman of the board of BancStar, Inc., a two-bank holding company in St. Louis, Missouri, and as CEO and director of Bank Star in Pacific, Missouri since 2004. Mr. Stewart has worked in various other capacities since joining the Bank Star Companies in 1994. He also serves as CEO and director for Bank Star One in Fulton, Missouri. Mr. Stewart currently serves on the board of directors for the Missouri Independent Bankers Association, as well as the government relations committee of the American Bankers Association. Mr. Stewart's position as an officer of a member institution and his involvement in and knowledge of accounting, risk management, and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors.
Robert M. Teachworth has served as president and CEO of Denali Federal Credit Union in Anchorage, Alaska since 1986. Mr. Teachworth has been in the financial services industry for more than 38 years. Mr. Teachworth has served as a board member of the National Association of Credit Union Service Organizations. He is a former chair of the Alaska Credit Union League and Alaska Credit Union League Governmental Affairs Committee. Mr. Teachworth was elected to the Seattle Bank's board from the state of Alaska in 2014 and served on the Seattle Bank's board until the Merger in 2015. Mr. Teachworth’s position as an officer of a member institution and his involvement in and knowledge of strategic planning, organizational management, financial analysis, and compliance, as indicated by his background, support his qualifications to serve on our Board of Directors.
David F. Wilson is currently, and has been, the CEO of Wilson Construction, LLC, a residential and commercial development company in Ketchum, Idaho, since 1977. Mr. Wilson served on Idaho Housing and Finance from 2004 until 2016, and was chairman of the board from 2010 until 2016. He has developed affordable housing in Idaho. Mr. Wilson served as mayor of City of Sun Valley from 1999-2004 and was a City of Sun Valley Council Member from 1990-1999. He is also an active member of the National Association of Home Builders (NAHB) and served as the organization’s president in 2005. Currently, he is a NAHB senior life director and chair of the Home Building Industry Disaster Relief Fund. Mr. Wilson was elected to the Seattle Bank's board in 2007 and served on the Seattle Bank's board until the Merger in 2015. Mr. Wilson’s experience in representing community interests in housing support, as indicated by his background, support his qualifications to serve as an Independent Director on our Board of Directors.

Executive Officers
The following persons currently serve as executive officers of the Bank:

			Position Held
Executive Officer	Age	Position Held	Since
Richard S. Swanson	65	Chief Executive Officer	June 2006
Michael L.Wilson	59	President	June 2015
Steven T. Schuler	64	Executive Vice President and Chief Financial Officer and Chief Operations Officer	September 2006
Daniel D. Clute	50	Executive Vice President and Chief Business Officer	October 2012
Dusan Stojanovic	56	Executive Vice President and Chief Risk Officer	February 2010
William R. Bemis	37	Senior Vice President and Treasurer	August 2014
Nancy L. Betz	57	Senior Vice President and Director of Human Resources	September 2007
Joelyn R. Jensen-Marren	50	Senior Vice President and Director of Portfolio Strategy	August 2014
Ardis E. Kelley	48	Senior Vice President and Chief Accounting Officer	June 2012
Aaron B. Lee	43	Senior Vice President, General Counsel, and Corporate Secretary	March 2013
Kelly E. Rasmuson	53	Senior Vice President and Director of Internal Audit	September 2007
Glen D. Simecek	50	Senior Vice President and Director, Western Office	June 2015

Richard S. Swanson has served as CEO of the Bank since June of 2006. Prior to the Merger with the Seattle Bank in June of 2015, Mr. Swanson also served as President of the Bank. He joined the Bank following a career in bank management, corporate and financial law practice, and public service based in Seattle, Washington. From 2004 to 2006, he advised companies in the areas of corporate governance and finance, banking law, and SEC regulation as a principal of the law firm of Hillis, Clark, Martin & Peterson. From 1990 to 2003, Mr. Swanson was CEO and a director of HomeStreet Bank. He also served the FHLBank of Seattle as a member director from 1998 to 2003 and as vice chair from 2002 to 2003. Throughout his career, Mr. Swanson has been a director of public and private companies, as well as non-profit organizations and industry associations. He is recognized as a Board Leadership Fellow by the National Association of Corporate Directors, and currently serves on the Board of Directors of the FHLBanks' Office of Finance. He has also served as director and chair of the Financing Corporation (FICO) and of REFCORP. Mr. Swanson received his undergraduate degree from Harvard College, was a Marshall Scholar at Cambridge University, and earned his law degree from Stanford Law School.
Michael L. Wilson has been President of the Bank since June 2015, and has over 21 years of Federal Home Loan Bank experience. Mr. Wilson was President and CEO of the Seattle Bank from 2012 until its merger into the Des Moines Bank in June 2015, and from 2006 to 2012 he was executive vice president and the chief business officer (CBO) of the Des Moines Bank. During his prior role as CBO, Mr. Wilson was responsible for business activities that served the Bank’s members and their communities. These activities included credit and mortgage sales, member financial services, community investments, and human resources. Before joining the Des Moines Bank in 2006, Mr. Wilson was a senior executive vice president and the chief operating officer (COO) of the Federal Home Loan Bank of Boston (Boston Bank), where he worked for 12 years. In addition, he served as the Boston Bank’s executive vice president for finance from 1997 to 1999 and senior vice president for planning and research from 1994 to 1997. Prior to his service at the Boston Bank, he was the director of the Office of Policy and Research at the Federal Housing Finance Board in Washington, D.C. Mr. Wilson has a B.A. in economics and political science from the University of Wisconsin-Milwaukee and a M.S. in economics from the University of Wisconsin-Madison.
Steven T. Schuler has served as executive vice president, CFO, and COO since June of 2015 and prior to that as executive vice president and CFO since September of 2006. In his role, Mr. Schuler has management responsibility for accounting and financial reporting, treasury and capital markets, facilities administration, and business process management. Prior to joining the Bank, Mr. Schuler served in various accounting and financial management positions in the commercial banking and wireless technology industries. From 2001 to 2006, Mr. Schuler served as CFO, treasurer, and secretary for Iowa Wireless Services, Inc. From 1977 to 2001, Mr. Schuler had a long career with Brenton Banks, Inc., a publicly traded regional commercial banking company which was sold to Wells Fargo in 2001. He served in various capacities eventually serving as corporate senior vice president, CFO, secretary, and treasurer. Throughout his career, Mr. Schuler has served on the boards of various non-profit, public service, and industry association organizations. Mr. Schuler currently serves as a board member and prior chair of the Iowa State University Foundation. Mr. Schuler received a Bachelor’s degree in Accounting from Iowa State University and holds a CPA certificate from the State of Iowa.

Daniel D. Clute has served as executive vice president and CBO since October of 2012. Mr. Clute is responsible for the Bank's credit and mortgage sales, marketing communications, community investment, government and external relations, and member financial services. He joined the Bank in August 2011 as senior vice president and director of communications and external relations. Prior to joining the Bank, his career included senior roles in treasury, corporate finance, public affairs, and elected public service. From 2007 to 2011, he served as vice president and treasurer of Wells Fargo Financial, Inc., a unit of Wells Fargo & Company, where he was responsible for funding, treasury operations, and asset-liability management. From 2000 to 2007, Mr. Clute served in several roles at Citigroup, including as the senior finance and administrative officer for a Citi Cards operations center and the state director of public affairs for Citigroup businesses in Iowa. From 1989 to 2000, he served in several management roles at Wells Fargo Financial, Inc. in its treasury operations. Mr. Clute served as an elected member of the Iowa House of Representatives from 2007 to 2009 and prior to that was an elected member of the Clive, Iowa, City Council from 2002 to 2007. He also has a long history of non-profit board of director leadership, including president of the board of directors of Habitat for Humanity of Iowa, Inc. He was appointed by the governor of Iowa in 2012 to a four-year term on the Board of Directors of the Iowa Student Loan Liquidity Corporation. Mr. Clute received his undergraduate and Masters of Business Administration degrees from the University of Iowa in 1988 and 1989, respectively.
Dusan Stojanovic has served as executive vice president and CRO since February 2010. Mr. Stojanovic joined the Bank as financial risk officer in March 2008. He has management responsibility for enterprise risk management, including credit risk, market risk, operational risk, and model risk. Prior to joining the Bank, Mr. Stojanovic held a variety of regulatory risk management and model validation positions with the Federal Reserve Bank of Chicago from 2006 to 2008, Federal Reserve Bank of Richmond from 2005 to 2006, and Federal Reserve Bank of St. Louis from 1995 to 2003. From 2003 to 2004, Mr. Stojanovic served as the vice governor for banking supervision at the National Bank of Serbia. Mr. Stojanovic received his undergraduate degree in Economics from the University of Belgrade and his M.A. and Ph.D. degrees in Economics from Washington University in St. Louis, Missouri. He also holds the Chartered Financial Analyst designation from the CFA institute.
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
Nancy L. Betz has been with the Bank since April of 2004 and is currently serving as senior vice president and director of human resources and office of minority and women inclusion. Ms. Betz joined the Bank as director of human resources and became senior vice president in September of 2007. Ms. Betz has management responsibility for the Human Resources Department. Prior to joining the Bank, she worked as director of human resources at Wells Fargo Home Mortgage and DuPont Pioneer. During her tenure at DuPont Pioneer, she held a variety of positions, including global human resources for the sales and marketing division and corporate learning and development responsibilities. Her leadership responsibilities have involved aligning human capital and workforce strategies, including diversity and inclusion with the business strategy. Ms. Betz received her undergraduate degree in Business Management and an M.S. in Adult Education/Learning and Development from Drake University.
Joelyn R. Jensen-Marren has been with the Bank since April of 1999 and is currently serving as senior vice president and director of portfolio strategy, a position she has held since August of 2008. Ms. Jensen-Marren has management responsibility for the Portfolio Strategy Department. Previously, she held a number of different roles in capital markets from 2007 to 2014 and market risk management from 1999 to 2007 at the Bank, including interim financial risk officer in 2007. She became Director of Portfolio Strategy in March of 2008. Prior to joining the Bank, Ms. Jensen-Marren was the investment portfolio manager at RBC-Centura in North Carolina from 1997 to 1999. From 1991 to 1997, she held various roles in investment portfolio management at CoBank, a member of the Federal Farm Credit System in Colorado. Ms. Jensen-Marren received an undergraduate degree from Iowa State University and her M.S. degree in finance from the University of Colorado.
Ardis E. Kelley has been senior vice president and chief accounting officer (CAO) since she joined the Bank in June of 2012. Ms. Kelley has management responsibility for the Accounting Department. Prior to joining the Bank, Ms. Kelley worked as assistant vice president of accounting and reporting at CNA Insurance in Chicago, Illinois. Previous experience includes senior manager of transaction support and accounting policy at Accenture in Chicago, Illinois as well as accounting and audit positions in Cedar Rapids, Iowa, New York City, New York, and Los Angeles, California. Ms. Kelley received her undergraduate degree in psychology and linguistics from the University of California, Los Angeles and a Master of Accounting degree from the University of Southern California.

Aaron B. Lee is currently serving as senior vice president, general counsel and corporate secretary, a position he has held since March of 2013. Mr. Lee joined the Bank in August of 2005 as associate general counsel and became general counsel and corporate secretary in March of 2010. In this role, he has direct responsibility for the Legal and Compliance Department. Prior to joining the Bank, Mr. Lee worked in private practice as an associate attorney with the law firm of Harris, Mericle & Wakayama PLLC in Seattle, Washington. He received his undergraduate degree from the University of Iowa and his Juris Doctor degree from DePaul University College of Law in Chicago, Illinois.
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
Glen D. Simecek joined the Bank in June of 2015 as senior vice president and director for the Western Office of the Bank. Mr. Simecek has management responsibility over the Western Office of the Bank and credit sales for the Des Moines district. Prior to joining the Bank, he served as the senior vice president and CBO for the Seattle Bank from mid 2011 to May 2015. From January 2009 to mid-2011, Mr. Simecek served as first vice president and CBO at the Seattle Bank. Previously, Mr. Simecek worked for JPMorgan Chase/Washington Mutual Bank as first vice president for term debt management and treasury investor relations from December 2005 to January 2009. From 1993 to 2005, Mr. Simecek held a number of different roles at the Seattle Bank including vice president and manager of the Member Services Group and funds manager in the Seattle Bank Treasury Group. Mr. Simecek received an undergraduate degree from the University of Washington in business administration with a concentration in finance.
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
Audit Committee
The purpose of the Audit Committee is to assist the Board of Directors in fulfilling its review and oversight responsibilities for (i) the integrity of the Bank's financial statements and financial reporting process and systems of internal accounting and financial reporting controls, (ii) the independence, scope of audit services, and performance of the Bank's internal audit function as well as the appointment or replacement of the Bank's chief audit executive, (iii) the selection and replacement, qualifications, independence, scope of audit, and performance of the Bank's external auditor, (iv) the Bank's compliance with laws, regulations and policies, including the Code of Ethics, as applicable to the Committee's duties and responsibilities, (v) the procedures for complaints regarding questionable accounting, internal accounting controls, and auditing matters, and oversight of fraud investigations, and (vi) the Bank's and Audit Committee's compliance with the Finance Agency's Examination Guidance for the examination of accounting practices. The Audit Committee has adopted a charter outlining its roles and responsibilities, which is available on our website at www.fhlbdm.com. The information contained in or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC. The members of our Audit Committee for 2016 are John Kennedy (chair), Douglas Hile (vice chair), Steven Bumann, David Ferries, Chris Grimm, William Humphreys, James Livingston, Elsie Meeks, Thomas Potiowsky, and Robert Teachworth. The Audit Committee held a total of six in-person meetings and seven telephonic meetings in 2015. As of February 29, 2016, the Audit Committee has held one in-person meeting and one telephonic meeting and is scheduled to hold five in-person meetings and six telephonic meetings throughout the remainder of 2016. Refer to Exhibit 99.1 of this 2015 Annual Report for the Audit Committee Report.
Audit Committee Financial Expert
Our Board of Directors determined that the following members of its Audit Committee qualify as audit committee financial experts under Item 407(d)(5) of Regulation S-K: Steve Bumann, David Ferries, Doug Hile, John Kennedy, James Livingston, Elsie Meeks, and Robert Teachworth. Refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence” for details on our director independence. For information concerning the experience through which these individuals acquired the attributes required to be deemed financial experts, refer to the biographical information in this Item 10.

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

ii.
Elements of Executive Compensation - provides a discussion of each element of compensation payable to our named executive officers (NEOs), comprised of our President, CEO, CFO, CRO, and CBO and provides greater detail on our approach, structure, and practices with regard to executive compensation.

iii.	Finance Agency Oversight - Executive Compensation - provides detail on the Finance Agency regulations relating to executive compensation.

iv.
Roles and Responsibilities of the Human Resources and Compensation Committee (Compensation Committee) and Management in Establishing Executive Compensation - provides detail on the role of the Compensation Committee and management in making executive compensation decisions and explains why we determined executive compensation payouts in 2015 were appropriate.

v.	Analysis Tools the Compensation Committee Uses - provides detail on how the Compensation Committee utilizes information and tools to arrive at executive compensation decisions.

vi.	Compensation Decisions in 2015 - describes the compensation paid and the benefits made available to our NEOs during 2015.

vii.	Benefits and Retirement Philosophy - provides detail on the retirement programs offered to NEOs.

viii.	Potential Payments upon Termination or Change of Control - provides information on the termination payments and benefits that would be payable to each NEO, as applicable.

ix.	Merger Integration - provides information on compensation and employment decisions impacting the NEOs as a result of the Merger.

x.	Director Compensation - provides detail on the compensation paid to the members of our Board of Directors in 2015 and the director fee schedule for 2016.

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

In 2015, we implemented our executive compensation philosophy to provide competitive compensation to our NEOs that was largely linked to the achievement of short and long-term objectives of the Bank and our individual NEOs' performance.

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

As a result of the Merger, we maintained separate health, welfare, and retirement benefit plans for the former Seattle and Des Moines employees during 2015. The health and welfare benefits and the non-qualified retirement benefit plans were integrated effective January 1, 2016. The qualified defined contribution benefit plans merged effective March 1, 2016 and later integration will occur for the qualified defined benefit plans. Therefore, throughout this Form 10-K, we refer to both Seattle and Des Moines Bank plans.

BASE SALARY

Base salary is a fixed component of our NEOs' total compensation that is intended to provide a level of compensation necessary to attract and retain highly-qualified executives. The Compensation Committee reviews the level of base salaries annually and approves and recommends adjustments to base salaries for our NEOs.

Each NEO's minimum base salary is established by their respective employment agreement with us. For further information regarding base salary and the terms of the employment agreements, see the narrative discussion following the "Summary Compensation Table" in this Item 11.

INCENTIVE PLAN

In January 2015, the Compensation Committee approved the 2015 IP. The IP includes an annual cash incentive and a deferred cash incentive. Under the IP, our NEOs are required to defer 50 percent of their total cash incentive for three years following the end of the performance plan period. The 2015 deferred opportunities are payable in 2019. The deferred awards are not finally earned until completion of the respective performance periods and are subject to the quarterly average of our EVCS in 2018 and approvals by the Compensation Committee and Board of Directors in 2019. We believe tying the amount of the final awards to the level of our EVCS ensures that our participating NEOs continue to operate the Bank in a profitable, prudent manner without taking unnecessary or excessive risk. It also discourages our NEOs from taking short-term measures in 2015 that could negatively impact longer-term Bank performance.

In August 2015, the Compensation Committee approved an amended 2015 IP. These revisions were made as a result of the Merger with the Seattle Bank.

In August 2015, we also received a non-objection letter from the Finance Agency for our amended 2015 IP. The IP had previously been approved by our Board of Directors, subject to the Finance Agency's non-objection. The incentive awards for 2015 were based on objective quantitative and qualitative factors tied to bank-wide goals that were focused on our strategic imperatives of strengthening our partnership with members, disciplined pursuit of long-term business performance, stewardship of our public mission, and merger integration (Bank-wide Goals), as well as on other factors derived from individual and/or team achievement of objectives aimed at improving the Bank's performance and service to its shareholding members (Individual Goals). The Individual Goals were linked to our 2015 Strategic Business Plan and the NEO's individual responsibilities.

For additional information about our Bank-wide Goals and Individual Goals, see “Establishment of Performance Measures for the IP ” in this Item 11. For more information relating to estimated IP awards, see “Components of 2015 Non-Equity Incentive Plan Compensation" in this Item 11.

RETIREMENT BENEFITS

As a result of the Merger, the Bank has two qualified defined benefit plans (DB Plans) under the same multiple-employer plan (Pentegra DB Plan) and two qualified defined contribution plans (DC Plans). The Bank also has certain non-qualified retirement plans, including the Benefit Equalization Plan (BEP), Thrift Benefit Equalization Plan (Thrift BEP), and Retirement Fund Benefit Equalization Plan (Retirement BEP). The Thrift BEP and Retirement BEP were assumed as a result of the Merger.

Our CEO, CFO, CRO, and CBO participate in the Pentegra Defined Benefit Plan for Financial Institutions (Des Moines DB Plan) and/or the Pentegra Defined Contribution Plan for Financial Institutions (Des Moines DC Plan) to the same extent as our other employees. In addition, all of our NEOs, except our President, participate in the BEP, which is a non-qualified plan that allows them to receive amounts they would have been entitled to receive under the Des Moines DB Plan and/or the Des Moines DC Plan had the plans not been subject to Internal Revenue Code contribution limitations. NEOs hired on or after January 1, 2011 are not eligible to participate in the Des Moines DB Plan or the defined benefit component of the BEP. However, they are eligible to receive an additional Bank contribution of eligible compensation to the Des Moines DC Plan at the end of each calendar year.

Our President participates in the Pentegra Defined Benefit Plan for Financial Institutions (Seattle DB Plan) and the Federal Home Loan Bank of Seattle 401(k) Savings Plan (Seattle DC Plan) to the same extent as our employees who were employed by the Seattle Bank prior to the Merger. In addition, our President participates in the Retirement BEP and Thrift BEP.

 Effective January 1, 2016, our President's non-qualified benefits transitioned to the BEP. Effective March 1, 2016, all of our NEOs' qualified defined contribution benefits transitioned to the Federal Home Loan Bank of Des Moines 401(k) Savings Plan. This new plan integrates the prior Des Moines and Seattle DC Plans.

HEALTH AND WELFARE BENEFITS

Our NEOs are eligible for the same medical, dental, life insurance, and other benefits available to our full-time employees either in Des Moines or Seattle, as applicable, based on the FHLBank that employed such NEO prior to the Merger.

PAYMENTS IN THE EVENT OF TERMINATION

The employment agreements we entered into with certain NEOs governed their compensation for 2015 and provide for payments in the event of termination based on certain triggering events. For additional details, see "Potential Payments Upon Termination or Change of Control" in this Item 11.

PERQUISITES

Our NEOs, are eligible to receive perquisites in the form of financial planning assistance. In addition, our President and our CEO receive a monthly car allowance. These perquisites are provided as a convenience associated with the NEOs overall duties and responsibilities.

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

Roles and Responsibilities of the Compensation Committee and Management in Establishing Executive Compensation

The Compensation Committee, with the assistance of our President and our CEO, approves and recommends to the Board of Directors all compensation decisions for our NEOs. Our President and our CEO make recommendations to the Compensation Committee concerning all elements of compensation for our NEOs. Throughout the year, our President, our CEO, and the Compensation Committee review, on an informal basis, the performance of our NEOs, future management changes, and other matters relating to compensation. Any employment or severance agreement for our President or CEO is also approved by the Board of Directors.

Throughout the year, the Board of Directors reviews our Bank-wide Goals and achievement levels. When final numbers for a calendar year are determined, the Compensation Committee reviews the performance results to determine the level of performance that has been achieved for purposes of making compensation decisions for our NEOs. The Compensation Committee also determines the compensation awards tied to the Individual Goals for our President and our CEO and approves them for our other NEOs. Our Compensation Committee recommends the incentive awards comprised of Bank-wide Goals and Individual Goals to the Board of Directors for their approval.

Merit increases and Individual Goal incentive compensation decisions are based upon an evaluation of an NEO's overall performance and not solely on a statistical or formulaic analysis of particular results or criterion. Because of our size and the number of NEOs involved, our President and our CEO recommend to the Compensation Committee merit increases and Individual Goal payouts for the other NEOs. The Board of Directors completes an evaluation of our President's and our CEO's performance and the Compensation Committee recommends compensation for our President and our CEO to the Board of Directors. The Compensation Committee, our President, and our CEO consider overall performance in the areas of key role responsibilities, our shared values, and strategic responsibilities established for the year in analyzing merit increases and Individual Goal recommendations.

Analysis Tools the Compensation Committee Uses

For 2015, the Compensation Committee engaged McLagan Partners to advise them on executive compensation decisions. This included an analysis of McLagan Partners' broad-based executive compensation benchmarking survey data to evaluate and advise our Compensation Committee and Board of Directors on whether the objectives of our executive compensation program were being met. This analysis compares the compensation of our NEOs to similar positions in commercial banks, the FHLBank System, and proxy data from publicly traded banks with assets between $5 billion and $20 billion. Their analysis considers all components of the NEOs' total compensation except benefits.

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

Compensation Decisions in 2015

How we compensate our NEOs sets the tone for how we administer pay throughout the entire Bank. For 2015, our Compensation Committee considered numerous factors (including those previously discussed) before deciding on the appropriate total compensation for our NEOs, in the context of the current business, operating and regulatory environment, which are more fully described in the following narrative.

BASE SALARY LEVELS

The Compensation Committee followed its historical practice of adjusting base salaries after a review of individual performance and current compensation of our NEOs compared to survey data. The Compensation Committee determined increases in our NEOs' base salaries between 3.6 percent and 18.2 percent for 2015 were appropriate based on (i) our NEOs' individual performance, contributions to the Bank, length of time in position, and changes in responsibilities, if applicable, (ii) a review of the compensation data paid by other FHLBanks, and (iii) a review of the McLagan Partners' executive compensation survey data.

For 2015, the Compensation Committee approved increases for our NEOs effective January 1, 2015. These increases were reviewed by the Finance Agency. The 2015 increases in base salary for our CEO, Richard S. Swanson, CFO, Steven T. Schuler, CRO, Dusan Stojanovic, and CBO, Daniel D. Clute, were 3.6 percent, 4.0 percent, 3.3 percent, and 18.2 percent of 2014 base salary. Our President was not an employee of the Bank at the time 2015 merit increase decisions were made. Mr. Wilson's base salary for the period beginning after the effective date of the Merger was established in his employment agreement that is further discussed in "Employment Agreement between Michael L. Wilson and the Bank" in this Item 11.

In November 2015, the Compensation Committee approved increases in base salaries between 3.0 percent and 11.1 percent for the CFO, CRO, and CBO, effective January 1, 2016. The larger increases of 7.7 and 11.1 percent include a merit and market adjustment for our CBO and CRO, respectively, whose compensation as determined by the Compensation Committee was low compared to the market data for similar positions. Our President and our CEO declined increases as a result of post-merger integration activities still in process. Base salaries for our President and our CEO will be re-evaluated by the Compensation Committee following the completion of the merger integration activities. These increases were reviewed by the Finance Agency and a non-objection was received on December 15, 2015.

At its February 2016 meeting, the Compensation Committee determined the Bank-wide Goals and Individual Goals incentive awards that would be paid out to participating NEOs for the 2015 performance year. The Bank-wide and Individual Goal awards were based on the pay targets, ranges, and performance measures established by the Board of Directors and management, as appropriate, for 2015. The following sections provide additional details on the decisions the Compensation Committee made and how they arrived at those decisions.

ESTABLISHMENT OF PAY TARGETS AND RANGES

IP pay targets established for our NEOs take into consideration total compensation practices (base salary and incentives) of the survey data reviewed. Under the IP, our NEOs are assigned target award opportunities, stated as percentages of base salary. The target award opportunities correspond to the determination made by our Compensation Committee and our President and our CEO on each NEO's level of responsibility and ability to contribute to and influence overall Bank performance. For 2015, the IP target award opportunities were the same as 2014. Our President's IP target was set at 75 percent as a result of the Merger.

Awards are paid to our NEOs based upon the achievement level of Bank-wide Goals and a subjective determination by the Compensation Committee for our President and our CEO and by our President and our CEO for the other NEOs regarding individual performance and achievement of Individual Goals. In addition, 50 percent of the incentive award for participating NEOs, is deferred for three years following the end of the performance period, and subject to our achievement of requisite EVCS levels and Compensation Committee and Board of Directors approvals at the time of payment.

The annual and deferred IP award opportunities for our NEOs in 2015 were a percentage of base salary as follows:

Named Executive Officer	Incentive Plan	Threshold	Target	Maximum
Richard S. Swanson	Annual	25.0%	37.5%	50.0%
	Deferred	25.0%	37.5%	50.0%
Michael L. Wilson	Annual	25.0%	37.5%	50.0%
	Deferred	25.0%	37.5%	50.0%
Steven T. Schuler	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%
Dusan Stojanovic	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%
Daniel D. Clute	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%
ESTABLISHMENT OF PERFORMANCE MEASURES FOR THE IP

On January 28, 2015, the Compensation Committee approved the Bank-wide Goal measures for 2015. Following completion of the Merger, on August 3, 2015, the compensation Committee and the Board of Directors approved the revised Bank-wide Goals for 2015, which are summarized below:

i.	Strengthen Partnership with Members as measured by (i) member product usage, (ii) member overall satisfaction, and (iii) member product and service satisfaction.

ii.
Disciplined Pursuit of Long-Term Business Performance as measured by (i) the “preservation of the enterprise value” measured by the quarterly average of MVCS, (ii) the “quality of risk management” measured by the Risk Committee of the Board of Directors in the areas of credit risk, market risk, operational risk, internal controls, model risk, IT risk, and remediation of exam findings, (iii) operational excellence, as measured by satisfactory progress on the core banking phase 2 project plan and satisfactory progress on the AHP system project during 2015, and (iv) the "profitability" of the Bank measured by adjusted return on capital stock (AROCS). AROCS is a comprehensive measure of our profitability that we believe is meaningful to our shareholders. For additional information on our adjusted earnings measure, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Adjusted Earnings."

iii.	Stewardship of our Public Mission as measured by (i) our mission related assets ratio, and (ii) community impact metrics of AHP, Homeownership Fund, and Home$Start applications.

iv.	Merger Integration as measured by the Bank being operational on day 1 of the Merger's effective date.

Employees of the Bank who have served the Bank prior to the Merger with the Seattle Bank will be eligible to earn awards for the full year, subject to other eligibility terms. Legacy employees of the Seattle Bank received an incentive for the first five months of 2015 based on Seattle goal accomplishments through May 31, 2015. These employees, who continued with the Des Moines Bank, will be eligible to earn 7/12 of the full year incentive for 2015, subject to the other eligibility terms of the 2015 IP.

The Bank’s IP design has historically included both Bank-wide Goals and Individual/Team Goal components. This plan design has resulted in positive results for the Bank and reasonable payouts to our participating NEOs. We believe this plan design has accomplished and driven the behaviors of all employees, including our NEOs, in accordance with our Board of Directors' expectations.

For 2015, Bank-wide Goals are weighted at 90 percent of the award opportunity and Individual Goals are weighted at 10 percent of the award opportunity for the President and CEO. For the CBO, CFO, and CRO, Bank-wide Goals are weighted at 90 percent of the award opportunity and include strategic imperatives for which the NEO was responsible, and Individual Goals are weighted at 10 percent of the award opportunity. These weightings were determined by the Compensation Committee based upon the relative need for our NEOs to focus on certain strategic imperatives and/or strategies contained in our Strategic Business Plan.

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

The Individual IP performance goals for our President and our CEO are jointly established by our President and our CEO and the Board of Directors. Consistent with the other NEOs, our President and our CEO have responsibility for setting, implementing, executing, and achieving action items associated with one or more strategic imperatives or strategies outlined in our Strategic Business Plan. Performance ratings for our President and our CEO are determined by the Board of Directors based on the contribution of each to our success, accomplishment of role responsibilities and strategic responsibilities tied to our Strategic Business Plan, our shared values, and each officer's overall job performance.

Individual IP performance goals for our other NEOs are established by our President and our CEO based on the strategic imperatives, strategies, and outcomes to be accomplished as outlined in our Strategic Business Plan for which each NEO has responsibility. Specifically, each NEO has primary responsibility for setting, implementing, executing, and achieving action items associated with one or more strategic imperatives and/or strategies outlined in our Strategic Business Plan. Performance ratings for the other NEOs are based on an analysis by our President and our CEO of their contribution and accomplishment of role responsibilities, strategic responsibilities tied to our Strategic Business Plan, our shared values, and each NEO's overall job performance.

For 2015, Individual Goals for the President, CEO, and other NEOs were generally subjective and aligned with each of their roles or strategic responsibilities tied to our Strategic Business Plan.

The 2015 to 2017 Strategic Business Plan was approved by the Board of Directors in December of 2014 and updated in 2015 for the Merger, and included the following strategic imperatives for which strategies and action items were developed that formed the basis for Bank-wide Goals:

i.	Strengthen partnership with members.

ii.	Disciplined pursuit of long-term business performance.

iii.	Stewardship of our public mission.

iv.	Merger integration.

2015 IP PERFORMANCE RESULTS

On a regular basis during 2015, management provided an update to the Board of Directors on the status of performance relative to Bank-wide Goals. The following table provides the 2015 IP Bank-wide Goals approved by the Board of Directors in January 2015, as revised on August 3, 2015, as well as our performance results for 2015:

Bank-wide Goals	2015 Results	Threshold	Target	Maximum
Strengthen Partnership with Members (35% Total Weight)
Member Product Usage Index (“Touch Points”) (10% Weight)
Goal from January 1-May 31, 2015	1.67	1.30	1.70	2.10
Goal from June 1-December 31, 2015	1.28	1.10	1.25	1.40
Member Satisfaction - % of Members "Very Satisfied" and "Satisfied" (15% Weight)	95%	92%	95%	98%
Member Product and Service Satisfaction Survey - Results of questions on advance products, collateral reporting requirements and credit scoring methodology (10% Weight)
Advances (3.33% Weight)	90%	82%	88%	94%
Collateral (3.33% Weight)	73%	71%	77%	83%
Credit (3.33% Weight)	87%	77%	83%	89%
Disciplined Pursuit of Long-Term Business Performance (35% Total Weight)
Preservation of the Enterprise Value (measured by quarterly average of MVCS) (10% Weight)[1]	$121.25	$100.0	$120.0	$130.0
Quality of Risk Management (measured by Board of Directors assessment) (10% Weight)[2]	8.10	5.00	10.00	15.00
Operational Excellence (5% Weight)
Satisfactory progress on the Core Banking Phase 2 project plan (2.5%)	Progress is Adequate	Progress is Adequate	On time, scope and cost per project plan	Progress demonstrates high performance
Successful progress on the Project Ulysses (AHP system) (2.5%)	Slightly Below Target	Progress is Adequate	On time, scope and cost per project plan	Progress demonstrates high performance
Profitability (measured by AROCS) (10% Weight)
Goal from January 1-May 31, 2015	4.99%	3.00%	4.50%	6.00%
Goal from June 1-December 31, 2015	4.76%	3.45%	4.95%	6.45%
Stewardship of our Public Mission (15% Total Weight)
Mission Related Asset Ratio (7.5% Weight)	71.45%		60% - 80%
Community Impact (7.5% Weight)
AHP Applications (2.5% Weight)	65	45	60	75
Homeownership Fund Applications (2.5% Weight)	140	110	135	160
Home$Start Applications (2.5% Weight)	40	27	36	45
Merger Integration (15% Total Weight)
Merger successful date and achieving a successful merger (15% Weight)	14.40	5.00	10.00	15.00

1	Threshold for this goal was $100.0 or ranking in upper half of the FHLBank System.

2
Qualitative assessment covers the following areas: Credit Risk (2.5%), Market Risk (2.5%), Operational Risk (1.0%), Internal Controls - SOX 404 (1.0%), IT Risk (1.0%), Model Risk (1.0%), and Remediation of Exam Findings (1.0%). There will be no payout if the assessment is less than threshold.

In February of 2016 the Compensation Committee reviewed the annual performance evaluation results of our President and our CEO conducted by the Board of Directors. Additionally, our President and our CEO evaluated the performance of the other NEOs and shared their performance results with the Compensation Committee.

The overall weighted achievement of the Bank-wide Goals was 104.34 percent of target for our President, and 104.59 percent for the CEO, CFO, CBO, and CRO. The overall achievement on the Individual Goals for the President and CEO was 106.67 percent of target. For the CFO, CBO, and CRO, the overall achievement on the Individual Goals was 100 percent, 116.67 percent, and 100 percent of target, respectively. Because of the Bank's aggregate performance and based on achievements related to Individual Goals, the Compensation Committee awarded each NEO the amounts identified in the following table:

Named Executive Officer	Bank-wide Performance Award	Individual Performance Award	Total Incentive Award[1]	Percent of Base Salary
Richard S. Swanson	$508,310	$57,600	$565,910	78.6%
Michael L. Wilson [2]	295,812	33,600	329,412	78.4
Steven T. Schuler	211,872	22,464	234,336	62.6
Dusan Stojanovic	180,008	18,900	198,908	63.1
Daniel D. Clute	185,506	22,750	208,256	64.1

1	The total incentive is the sum of the Bank-wide and Individual Goal awards.

2	Mr. Wilson's incentive award is based on his eligible earnings while an employee of the Bank. This includes base salary paid from June 1, 2015 through December 31, 2015.

The following table provides compensation information for our NEOs for the years ended December 31, 2015, 2014, and 2013:

Summary Compensation Table
Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Non-Qualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Richard S. Swanson	2015	$720,000	$565,910	$394,000	$72,677	$1,752,587
CEO	2014	695,000	593,780	1,004,000	68,513	2,361,293
	2013	670,000	500,001	242,000	67,700	1,479,701
Michael L. Wilson[4]	2015	420,000	329,412	222,250	175,943	1,147,605
President
Steven T. Schuler	2015	374,400	234,336	229,000	29,494	867,230
CFO/COO	2014	360,000	244,417	463,000	30,152	1,097,569
	2013	345,000	204,591	106,000	26,838	682,429
Dusan Stojanovic	2015	315,000	198,908	112,000	24,867	650,775
CRO	2014	305,000	205,536	291,000	24,467	826,003
	2013	296,000	195,404	45,000	23,622	560,026
Daniel D. Clute	2015	325,000	208,256	—	36,347	569,603
CBO	2014	275,000	186,502	—	32,435	493,937
	2013	240,000	162,484	—	28,875	431,359

1	The components of this column for 2015 are provided in the “Components of 2015 Non-Equity Incentive Plan Compensation” table on the following page.

2	Represents the change in value of the DB Plans, the BEP DB Plan, and/or the Retirement BEP, if applicable. All earnings on non-qualified deferred compensation are at the market rate.

3	The components of this column for 2015 are provided in the “Components of 2015 All Other Compensation” table on the following page.

4
Mr. Wilson's salary, non-equity incentive, and change in accrued pension value and non-qualified deferred compensation earnings are based on the period of his employment with the Bank from June 1, 2015 through December 31, 2015.

COMPONENTS OF 2015 NON-EQUITY INCENTIVE PLAN COMPENSATION

Named Executive Officer	Annual Incentive	Deferred Incentive[1]	Total
Richard S. Swanson	$282,955	$282,955	$565,910
Michael L. Wilson [2]	164,706	164,706	329,412
Steven T. Schuler	117,168	117,168	234,336
Dusan Stojanovic	99,454	99,454	198,908
Daniel D. Clute	104,128	104,128	208,256

1
The deferred incentive amounts were earned as of December 31, 2015, but will not be paid until 2019, and remain subject to modification and forfeiture under the terms of the IP. For the President, CEO, CFO, CRO, and CBO, the deferred incentive is 50 percent of the total incentive earned in 2015.

2	Mr. Wilson's 2015 incentive award is based on his eligible earnings while an employee of the Bank. This includes base salary paid from June 1, 2015 through December 31, 2015.

The following table provides estimated potential payouts under our IP of non-equity incentive plan awards:

2015 Grants of Plan-Based Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Named Executive Officer	Incentive Plan	Threshold	Target	Maximum
Richard S. Swanson	Annual	$180,000	$270,000	$360,000
	Deferred	180,000	270,000	360,000
Michael L. Wilson [1]	Annual	105,000	157,500	210,000
	Deferred	105,000	157,500	210,000
Steven T. Schuler	Annual	74,880	112,320	149,760
	Deferred	74,880	112,320	149,760
Dusan Stojanovic	Annual	63,000	94,500	126,000
	Deferred	63,000	94,500	126,000
Daniel D. Clute	Annual	65,000	97,500	130,000
	Deferred	65,000	97,500	130,000

1	The potential payout for the 2015 Incentive Plan for Mr. Wilson is based on eligible earnings during his employment with the Bank from June 1, 2015 through December 31, 2015.

COMPONENTS OF 2015 ALL OTHER COMPENSATION

	Bank Contributions to Vested Defined Contribution Plans
Named Executive Officer	DC Plans	BEP DC Plan or Thrift BEP	Car Allowance	Financial Planning	Relocation	Total
Richard S. Swanson	$15,428	$44,749	$9,000	$3,500	$—	$72,677
Michael L. Wilson	—	25,200	5,250	—	145,493	175,943
Steven T. Schuler	15,466	14,028	—	—	—	29,494
Dusan Stojanovic	15,466	9,401	—	—	—	24,867
Daniel D. Clute	22,787	13,560	—	—	—	36,347

In November 2014, we entered into amended employment agreements with the CEO, CFO, CBO, and CRO. These agreements are filed as exhibits to our quarterly report on Form 10-Q, filed November 12, 2014. On January 6, 2015, we entered into employment agreements with our CEO and our President, which were filed as exhibits to our current report on Form 8-K, filed June 1, 2015 and were effective as of the merger date. Refer to "Item 15. Exhibits and Financial Statement Schedules" for additional information. In November 2015, the Compensation Committee approved an Amendment to Employment Agreement for Relocation Expenses for our President.

The employment agreements provide, with respect to each of our NEOs that we shall initially pay the respective NEO an annualized base salary of not less than the amount set forth in the respective agreement. In each case, base salary may only be adjusted upward from the 2015 base salary based on an annual review by the Board of Directors and may not be adjusted downward unless such downward adjustment is part of a nondiscriminatory cost reduction plan applicable to our total compensation budget.

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

Refer to the discussion of IP under “2015 IP Performance Results” in this Item 11 for additional information on the levels of awards under the IP. Actual non-equity incentive award amounts earned for the year ended December 31, 2015 are included in the non-equity incentive plan compensation column under the “Summary Compensation Table” in this Item 11.

The 2015 IP provides that unless otherwise directed by the Compensation Committee, payments under Bank-wide Goals and Individual Goals shall be made in a lump sum through regular payroll distribution, as soon as possible after the Board of Directors approves the payout of a particular award, but in no case more than 75 days after the end of the calendar year for which the performance or deferral period is ended.

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

Benefits and Retirement Philosophy

We consider benefits to be an important aspect of our ability to attract and retain qualified employees and therefore we design our programs to be competitive with other financial services businesses. The following is a summary of the retirement benefits that our NEOs were eligible to receive, except the CBO in some cases.

QUALIFIED DEFINED BENEFIT PLANS

All employees who have met the eligibility requirements participate in our DB Plans, administered by Pentegra. In November of 2010, the Compensation Committee approved an amendment to our Des Moines DB Plan. Under the amendment, new employees hired on or after January 1, 2011, including any NEO, are not eligible to participate in the Des Moines DB Plan. The plan requires no employee contributions. All of our NEOs, with the exception of our CBO, participate in our DB Plans.

The pension benefits payable under the Des Moines DB Plan for the CEO, CFO, and CRO are determined using a pre-established formula that provides a retirement benefit payable at age 65 or normal retirement under the plan. The benefit formula is 2.25 percent per each year of the benefit service multiplied by the highest three consecutive years' average compensation. Average compensation is defined as the total taxable compensation as reported on the IRS Form W-2 (excluding deferred award payouts). In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan. Upon termination of employment prior to age 65, participants meeting the five-year vesting and age 55 early retirement eligibility criteria are entitled to an early retirement benefit. The regular form of retirement benefits provides a single life annuity, with a guaranteed 12-year payment, or additional payment options are also available. The benefits are not subject to offset for Social Security or any other retirement benefits received.

The benefit formula under the Seattle DB Plan for our President, as amended in August 2013 by the Seattle Bank, is 2.0 percent per each year of the benefit service multiplied by the highest three consecutive years’ average compensation. Compensation is defined as base salary plus overtime, bonuses and incentive compensation, excluding the amounts earned under Long-Term Executive Plans. Early retirement benefit payments are available to vested participants at age 45. However, early retirement benefit payments will be reduced by 3 percent for each year the participant is under age 65 when payments commence. If a participant has a combined age and service of at least 70 years (rule of 70) with a minimum age of 50, this reduction is 1.5 percent for each year the participant is under age 65 when benefit payments commence. The Rule of 70 only applies to benefits accrued prior to August 1, 2013. Our President is eligible for the Rule of 70.

NON-QUALIFIED DEFINED BENEFIT PLANS

Certain NEOs participating in the BEP are eligible to participate in the defined benefit component of the BEP (BEP DB Plan). Our BEP DB Plan is an unfunded, non-qualified pension plan similar to the Des Moines DB Plan. The BEP was amended in March of 2011 and states that NEOs hired on or after January 1, 2011 are not eligible to participate in the BEP DB Plan. Our CEO, CFO, and CRO participate in the BEP DB Plan.

In determining whether a restoration of retirement benefits is due to our participating NEOs, the BEP DB Plan utilizes the identical benefit formulas applicable to our Des Moines DB Plan; however, the BEP DB Plan does not limit the annual earnings or benefits of our participating NEOs. Rather, if the benefits payable from the Des Moines DB Plan have been reduced or otherwise limited, our participating NEOs' lost benefits are payable under the terms of the BEP DB Plan. As a non-qualified plan, the benefits received from the BEP DB Plan do not receive the same tax treatment and funding protection as with our qualified plans. Payment options under the BEP DB Plan include a lump-sum distribution, annuity payments, or installment payment options.

The Retirement BEP was assumed as a result of the Merger and is a non-qualified defined benefit pension plan that provides our President with a supplemental pension benefit as outlined above for the other NEOs. The benefit is calculated utilizing the same benefit formula applicable to the Seattle DB Plan for our President.

CURRENT ACCRUED RETIREMENT BENEFITS

The following table provides the present value of the current accrued benefits payable to our participating NEOs upon retirement at age 65 from the DB Plans, BEP DB Plan, and Retirement BEP, and is calculated in accordance with the formula currently in effect for specified years-of-service and remuneration for participating in those plans. Our pension benefits do not include any reduction for a participant's Social Security benefits. The vesting period for the pension plans is five years. See “Item 8. Financial Statements and Supplementary Data — Note 17— Pension and Postretirement Benefits” for details regarding valuation method and assumptions.

2015 Pension Benefits Table
Named Executive Officer[1]	Plan Name	Number of Years Credited Service	12/31/14 Present Value of Accumulated Benefit	12/31/15 Present Value of Accumulated Benefit	Change in Present Value of Accumulated Benefit
Richard S. Swanson	Pentegra DB Plan	8.58	$787,000	$867,000	$80,000
	BEP DB Plan	8.58	2,136,000	2,450,000	314,000
Michael L. Wilson[2]	Pentegra DB Plan	21.00	1,402,833	1,432,000	29,167
	Retirement BEP	4.00	539,917	733,000	193,083
Steven T. Schuler	Pentegra DB Plan	8.25	719,000	817,000	98,000
	BEP DB Plan	8.25	559,000	690,000	131,000
Dusan Stojanovic	Pentegra DB Plan	8.75	417,000	473,000	56,000
	BEP DB Plan	8.75	222,000	278,000	56,000

1
Only employees hired prior to January 1, 2011 are eligible for the Des Moines DB Plan and BEP DB Plan. Mr. Clute was hired after January 1, 2011 and therefore he is not eligible to participate in these plans.

2
The beginning present values for Mr. Wilson are estimated as of June 1, 2015, commensurate with his initial employment with the Bank. Mr. Wilson's change in accumulated benefits are attributable to the period of his employment with the Bank from June 1, 2015, through December 31, 2015. Mr. Wilson's number of years credited service represent his cumulative years of service at the FHLBank of Boston, FHLBank of Des Moines, and FHLBank of Seattle, all of which were Pentegra DB Plan participants.

QUALIFIED DEFINED CONTRIBUTION PLANS

All employees who have met the eligibility requirements may elect to participate in our Des Moines DC Plan, a retirement savings plan qualified under the Internal Revenue Code. Employees (including NEOs) may receive a match on employee contributions at 100 percent up to six percent of eligible compensation. Employees are eligible for the match immediately and all matching contributions are immediately 100 percent vested. Employees hired on or after January 1, 2011 receive an additional four percent Bank contribution of eligible compensation to the Des Moines DC Plan at the end of each calendar year. Vesting in the additional four percent contribution is 100 percent at the completion of three years of service.

As a result of the Merger, the Bank also participates in the Seattle DC Plan, a qualified defined contribution plan. The Seattle DC Plan covers employees of the Des Moines Bank who were previously employed and eligible at the Seattle Bank prior to the Merger. Similar to the Des Moines DC Plan, the Bank contributes a percentage of participants’ compensation by making a matching contribution equal to a percentage of the participant's voluntary contributions, subject to certain limitations.

NON-QUALIFIED DEFINED CONTRIBUTION PLANS

NEOs participating in the BEP are eligible to participate in the defined contribution component of the BEP (BEP DC Plan), a non-qualified defined contribution plan that is the same as the Des Moines DC Plan. The BEP DC Plan ensures, among other things, that participants whose benefits under the Des Moines DC Plan would otherwise be restricted by certain provisions of the Internal Revenue Code are able to make elective pre-tax deferrals and to receive a matching contribution relating to such deferrals. The investment returns credited to a participating NEO's account are at the market rate for the NEO's selected investment. The selections may be altered at any time. Aggregate earnings are calculated by subtracting the 2014 year-end balance from the 2015 year-end balance, less the NEO's and Bank's contributions. The Bank immediately matches 100 percent of NEOs' contributions up to six percent of salary for salary and incentive deferrals.

Our President participates in the Thrift BEP that we assumed from Seattle Bank in the Merger. The Thrift BEP provides an opportunity to defer into a bookkeeping account up to 25 percent of base salary and annual incentive compensation plus receive the employer matching contributions. Each account is also credited with notional earnings based on the performance of the investments selected by the President from the pool of investment choices offered under the Federal Home Loan Bank of Seattle 401(k) Savings Plan. The Thrift BEP is intended to allow the President to defer current income and, subject to certain limitations, to receive a corresponding matching contribution, without being limited by the Internal Revenue Code contribution limitations for the 401(k) plans.

2015 Non-Qualified Deferred Compensation Table
Named Executive Officer	Executive Contributions In Last FY1	Registrant Contributions In Last FY2	Aggregate Earnings In Last FY	Aggregate Withdrawals In Last FY	Aggregate Balance At Last FYE
Richard S. Swanson	$357,478	$44,749	$13,888	$—	$1,560,289
Michael L. Wilson [3]	37,800	25,200	(9,226)	—	256,852
Steven T. Schuler	86,597	14,028	(14,908)	—	736,828
Dusan Stojanovic	24,867	9,401	(5,014)	—	218,611
Daniel D. Clute	25,747	13,560	(1,911)	—	95,259

1	Amounts shown are included in the "Salary" column of the “Summary Compensation Table” in this Item 11.

2	Amounts shown are included in the "All Other Compensation" column of the “Summary Compensation Table” in this Item 11.

3
The amounts for Mr. Wilson reflect amounts contributed by Mr. Wilson or by the Bank on Mr. Wilson's behalf as well as earnings during the period he was an employee of the Bank from June 1, 2015 through December 31, 2015.

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

“Change of Control” means a merger, reorganization or consolidation of the Bank with or into another FHLBank or other entity, a sale or transfer of all or substantially all of the business or assets of the Bank to another FHLBank or other entity, the purchase by the Bank or transfer to the Bank of all or substantially all of the business or assets of another FHLBank, or the liquidation of the Bank.

These definitions are summaries only and each respective employment agreement, between us and our NEOs, provides the relevant definitions in full. Copies of the employment agreements for our CFO, CRO and CBO are filed as exhibits to our quarterly report on Form 10-Q, filed with the SEC on November 12, 2014, and copies of the employment agreements for our President and our CEO are filed as exhibits to our current report on Form 8-K, filed with the SEC on June 1, 2015.

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

Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2015, the total amounts payable to our NEOs are outlined in the table below:

Named Executive Officer	Severance Pay[1]	Annual Incentive	Deferred Incentive	Vacation Payout[2]	Total
Richard S. Swanson	$—	$—	$—	$122,078	$122,078
Michael L. Wilson	—	—	—	93,700	93,700
Steven T. Schuler	—	—	—	48,240	48,240
Dusan Stojanovic	—	—	—	30,288	30,288
Daniel D. Clute	—	—	—	37,084	37,084

1
Termination under these circumstances would not result in severance payments from the Bank but would result in salary earned through December 31, 2015, as reflected under the "Salary" column of the "Summary Compensation Table" in this Item 11.

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

i.
Two times the annual base salary in effect on the date of termination for the President and CEO, one times the annual base salary in effect on the date of termination for the CBO, CFO, and CRO, or, in the case that the termination occurs within 24 months following a Change of Control, 2.99 times the annual base salary in effect on the date of termination for the President and CEO and two times the annual base salary in effect on the date of termination for the CBO, CFO, and CRO;

ii.
One times the participating NEO's targeted non-deferred IP award in effect for the calendar year in which the date of termination occurs, or, in the case that the termination occurs within 24 months following a Change of Control, 2.99 times the targeted non-deferred plan award in effect for the calendar year in which the date of termination occurs for the President and CEO and two times the targeted non-deferred plan award in effect for the calendar year in which the date of termination for the CBO, CFO, and CRO;

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

 The IP award would be paid at target for Individual Goals and based on the calendar year actual results for Bank-wide Goals, and would be paid at the regular time that such payments are made to all employees enrolled in the plans. The base salary amount, the IP award for the calendar year in which the date of termination occurs, and the accrued but unpaid IP awards for any performance period ending prior to the year in which the date of termination occurs would be paid in a lump sum within ten days following the NEO executing a release of claims against us, which would entitle them to the payments described. Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2015, the total amounts payable to our NEOs are outlined in the table below:

Termination Without Cause or For Good Reason
Named Executive Officer	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Richard S. Swanson	$1,440,000	$552,955	$1,110,106	$122,078	$3,225,139
Michael L. Wilson	1,440,000	322,206	536,442	93,700	2,392,348
Steven T. Schuler	374,400	229,488	453,309	48,240	1,105,437
Dusan Stojanovic	315,000	193,954	394,007	30,288	933,249
Daniel D. Clute	325,000	201,628	328,063	37,084	891,775

Termination Without Cause or For Good Reason Following Change in Control
Named Executive Officer	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Richard S. Swanson	$2,152,800	$1,090,255	$1,110,106	$122,078	$4,475,239
Michael L. Wilson	2,152,800	635,631	536,442	93,700	3,418,573
Steven T. Schuler	748,800	341,808	453,309	48,240	1,592,157
Dusan Stojanovic	630,000	288,454	394,007	30,288	1,342,749
Daniel D. Clute	650,000	299,128	328,063	37,084	1,314,275

1	This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

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

iv.
For the NEOs, in the case of a qualifying retirement (as defined in their respective employment agreements), any pro-rated award that such executive would have been entitled to receive under the IPIP, calculated by treating the date of the executive’s qualifying retirement as the date of such executive’s death.

Payment of all accrued amounts, other than IP award amounts, shall be paid in lump sum within ten days or no later than the first payroll date on or after the NEO's date of termination. Payment of all IP award amounts, if any, shall be paid as otherwise provided under the applicable IP.

Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2015, the total amounts payable to our NEOs are outlined in the table below:

Termination by Death, Disability, or Retirement
Named Executive Officer	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Richard S. Swanson	$—	$282,955	$1,110,106	$122,078	$1,515,139
Michael L. Wilson	—	164,706	536,442	93,700	794,848
Steven T. Schuler	—	117,168	453,309	48,240	618,717
Dusan Stojanovic	—	99,454	394,007	30,288	523,749
Daniel D. Clute	—	104,128	328,063	37,084	469,275

1	This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

Merger Integration

As a result of the potential merger between the Bank and the Seattle Bank, the Compensation Committee approved in August 2014 several compensation plans impacting our NEOs, including an Integration Performance Incentive Plan (IPIP), a severance policy, and an enhanced severance policy. The IPIP was amended in November 2014, and further amended in April 2015.

The purpose of the IPIP is to motivate and retain executives, senior officers, and other contributors involved in the Bank’s contemplated merger. It was submitted to the Finance Agency for review and non-objection. The non-objection for the amended IPIP was received on April 2, 2015. In June 2015, the Compensation Committee approved the inclusion of the President in the IPIP.

The IPIP is designed in two phases: (i) Phase 1 covers the period from the execution of the definitive agreement to the closing of the Merger (May 31, 2015) and (ii) Phase 2 covers the period from the closing of the Merger through the integration date (Integration Date), which is the date when all the Bank’s departmental goals have been completed, as determined by the Human Resources and Compensation Committee of the Board of Directors, or June 30, 2016, whichever occurs first. Our NEOs will not be eligible for a payment of any incentive bonus until the completion of Phase 2.

Our NEOs will be eligible to receive compensation for achievement of Bank-wide performance goals based on the successful integration of the Bank with the Seattle Bank during Phase 1 and Phase 2. These goals were established by our CEO after discussion with the executives, approved by the Compensation Committee and subject to non-objection by the FHFA. The Compensation Committee will determine success against the Bank-wide measures and will have the ability to exercise negative discretion on individual payouts or payouts for the entire participant group. Potential payouts for the Bank-wide measures will occur no later than 30 days following the close of Phase 2, and in no event will be paid later than two and one-half months following the end of the year in which Phase 2 occurs. For our NEOs, 100 percent of payout under the IPIP is based on achievement of Bank-wide goals.

Pursuant to the terms of the IPIP, subject to the discretion of the Compensation Committee, our President and our CEO will be eligible for a payment of between 20 percent and 35 percent of their respective base salaries. Our CFO, CBO, and CRO will be eligible to receive a payment of between 20 percent and 35 percent of their respective base salaries.

Pursuant to the terms of the IPIP, subject to the discretion of the Bank’s Compensation Committee, our President and our CEO will be eligible for a payment of between $200,000 and $250,000. Our CFO, CBO, and CRO will be eligible to receive a payment of between $75,000 and $100,000.

Employment Agreement Between Richard S. Swanson and the Bank

In connection with the Merger and his service as CEO of the Bank following the Merger with the Seattle Bank, Richard S. Swanson entered into a new employment agreement with the Bank on January 6, 2015. Mr. Swanson’s agreement became effective upon the effective date of the Merger.

The employment agreement provides that the Bank will initially pay Mr. Swanson an annualized base salary of $720,000. Mr. Swanson’s base salary may only be adjusted upward from the initial base salary based on an annual review by the board of directors of the Bank and may not be adjusted downward unless such downward adjustment is part of a nondiscriminatory cost reduction plan applicable to the Bank’s total compensation budget.

In addition, Mr. Swanson’s new employment agreement provides that he will be entitled to participate in all IPs approved by the Bank’s Board of Directors. Mr. Swanson’s incentive target will not be set lower than 75 percent of his base salary except as a result of a decision by the board of directors of the continuing bank affecting all executive officers covered by the IP, such as a nondiscriminatory cost reduction plan applicable to the Bank’s total compensation budget. The agreement further provides that Mr. Swanson will be entitled to participate in all eligible retirement benefit programs offered by the Bank. Mr. Swanson will also be eligible for certain perquisites, including reimbursement for financial planning expenses not to exceed $3,500 annually and a company car allowance in the amount of $750 per month.

Mr. Swanson’s new employment agreement provides that:

i. the Bank or Mr. Swanson may terminate employment for any reason (other than good reason or cause) on 60 days' written notice to the other party;

ii. the Bank may terminate for cause immediately on written notice to Mr. Swanson; and

iii. Mr. Swanson may terminate for good reason on written notice to the Bank, in each case, in accordance with the procedures set forth in the employment agreement.

Potential Payments Upon Termination or Change of Control

The following paragraphs set out the material terms relating to the potential compensation that would be due to Mr. Swanson upon a termination of employment under his employment agreement. For purposes of the following discussion (as well as the discussion regarding payments that would be due to Mr. Wilson upon a termination of his employment, regarding potential payments upon a termination or change of control, the definitions of “Cause,” “Good Reason,” “Disability,” and “Change of Control” are generally the same as the definitions set forth in the discussion of employment agreements.

Amounts payable under the employment agreement are subject to reduction in the event the amounts constitute an “excess parachute payment” under Section 280G of the Internal Revenue Code.

Termination for Cause or Without Good Reason

If Mr. Swanson’s employment is terminated by the continuing bank for Cause or by Mr. Swanson without Good Reason, the employment agreement entitles Mr. Swanson to the benefits set forth under the heading “Termination for Cause or without Good Reason”.

Payment of the foregoing accrued amounts, other than IP award amounts, will be paid in a lump sum within ten days or no later than the first payroll date on or after Mr. Swanson’s date of termination. Payment of all IP award amounts, if any, will be paid as otherwise provided for under the applicable IP.

Termination Without Cause, for Good Reason, Following a Change of Control, or Within a Specified Period of Time Following the Effective Date of the Employment Agreement

If Mr. Swanson’s employment is terminated by the continuing bank without Cause or by Mr. Swanson for Good Reason, in addition to the payouts previously mentioned under “Termination for Cause or Without Good Reason,” the employment agreement entitles Mr. Swanson to the benefits set forth under the heading “Termination without Cause, for Good Reason, or following a Merger/Change in Control”.

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

Termination for Death, Disability, or Retirement

If Mr. Swanson’s employment is terminated due to death, disability, or qualifying retirement, in addition to the payouts previously mentioned under the section entitled “Termination for Cause or Without Good Reason,” he would be entitled to the benefits set forth under the heading “Termination for Death, Disability or Retirement”.

Payment of the foregoing accrued amounts, other than IP award amounts, will be paid in a lump sum within ten days or no later than the first payroll date on or after Mr. Swanson’s date of termination. Payment of all IP award amounts, if any, will be paid as otherwise provided under the applicable IP.

Employment Agreement Between Michael L. Wilson and the Bank

In connection with the Merger and effective upon the consummation thereof, Michael L. Wilson was appointed President of the Bank and has entered into an employment agreement with the Bank in order to establish his duties and compensation and to provide for his employment as President, which became effective upon the consummation of the Merger.

The employment agreement provides that the Bank will initially pay Mr. Wilson an annualized base salary of $720,000, subject to adjustment as described in the employment agreement.

Mr. Wilson’s incentive target will generally not be set lower than 75 percent of his base salary. The Bank will pay, or reimburse Mr. Wilson for, all reasonable relocation expenses incurred by Mr. Wilson in relocation to the Des Moines area up to a maximum of $125,000. The Compensation Committee approved an amendment to the Employment Agreement in November 2015 that increased the maximum relocation expenses to $155,000. Mr. Wilson will also be eligible for certain perquisites, including a company car allowance in the amount of $750 per month.

Mr. Wilson’s employment agreement provides that:

•	the Bank or Mr. Wilson may terminate employment for any reason (other than Good Reason or Cause) following 60 days’ written notice to the other party;

•the Bank may terminate for Cause immediately following written notice to Mr. Wilson; and

•Mr. Wilson may terminate for Good Reason following written notice to the Des Moines Bank,

in each case, in accordance with the procedures set forth in the employment agreement.

Amounts payable under the employment agreement are subject to reduction in the event the amounts constitute an “excess parachute payment” under Section 280G of the Internal Revenue Code.

Termination for Cause or Without Good Reason

If Mr. Wilson’s employment is terminated by the Bank for Cause or by Mr. Wilson without Good Reason, the employment agreement entitles Mr. Wilson to the benefits set forth under the heading “Termination for Cause or without Good Reason”.

Termination Without Cause, for Good Reason, Following a Change of Control, or Within a Specified Period of Time Following the Effective Date of the Employment Agreement

If Mr. Wilson’s employment is terminated by the Bank without Cause or by Mr. Wilson for Good Reason, in addition to the payouts previously mentioned under “Termination for Cause or Without Good Reason,” the employment agreement entitles Mr. Wilson to additional amounts, including the benefits set forth under the heading “Termination without Cause, for Good Reason, or following a Merger/Change in Control”.

In the event of termination by the Bank without Cause or Mr. Wilson for Good Reason on or before December 31, 2015, Mr. Wilson will also be paid $40,928 to continue in the Bank’s group health care benefit (medical, dental, and vision) plans for a period of 18 months following the date of termination (in lieu of the benefits under the last bullet above) and $15,000 for outplacement services.

Termination for Death, Disability, or Retirement

If Mr. Wilson’s employment is terminated due to death, disability, or qualifying retirement, in addition to the payouts described in the section entitled “Termination for Cause or Without Good Reason,” he would also be entitled to the benefits set forth under the heading “Termination for Death, Disability or Retirement”.

Director Compensation

During 2015, the Board of Directors held six in-person board meetings and 35 in-person committee meetings. In addition, there were six telephonic board meetings and 18 telephonic committee meetings held throughout the year. Pursuant to our 2015 Director Fee Policy, Directors receive one quarter of the annual compensation following the end of each calendar quarter. If it is determined at the end of the calendar year that a Director has attended less than 75 percent of the meetings they were required to attend during the year, the Director will not receive one quarter of the annual compensation for the fourth quarter of the calendar year.

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

Directors are eligible to participate in the Bank's Deferral Plan for Directors. Under this plan, directors may elect to defer all or a portion of their directors’ fees. Amounts deferred under this plan accrue interest and become payable to the director upon the expiration of the deferral period, which is irrevocably established by the director at the time the director elects to defer director fees. No above-market or preferential earnings are paid on any earnings under the Bank's Deferral Plan for Directors. The former Des Moines directors are eligible to defer fees under this plan beginning in 2016.

The total expenses paid on behalf of the Board of Directors for travel and other reimbursed expenses for 2015 was $450 thousand and annual compensation paid to the Board of Directors, by position, for 2015 was as follows:

Board of Director Position	2015
Chair	$95,000
Vice Chair	90,000
Audit Committee Chair	85,000
Committee Chairs	80,000
Other Directors	70,000

The following table sets forth each Director's compensation for the year ended December 31, 2015:

Director Compensation
Director Name	Fees Earned Or Paid In Cash
Dale E. Oberkfell (Chair) [1]	$145,000
William V. Humphreys (Vice Chair)[2]	52,500
Ruth B. Bennett[2]	40,833
Michael J. Blodnick[2]	40,833
David P. Bobbitt[2]	40,833
Steven L. Bumann	70,000
Marianne M. Emerson[2]	40,833
David J. Ferries[2]	40,833
Van D. Fishback	74,167
Chris D. Grimm	74,167
Eric A. Hardmeyer [1]	109,167
W. Douglas Hile	70,000
Teresa J. Keegan	70,000
Michelle M. Keeley	70,000
John F. Kennedy, Sr.	85,000
Ellen Z. Lamale	80,000
Russell J. Lau[2]	40,833
James G. Livingston[2]	46,667
Mike W. McGowan[2]	40,833
Elsie M. Meeks	70,000
Paula R. Meyer	70,000
Cynthia A. Parker[2]	46,667
J. Benson Porter[2]	40,833
Thomas P. Potiowsky[2]	40,833
John P. Rigler II	70,000
John H. Robinson	80,000
Joseph C. Stewart III	70,000
Robert M. Teachworth[2]	40,833
David F. Wilson[2]	40,833

1	Mr. Oberkfell and Mr. Hardmeyer each received a one-time payment for services performed related to the Merger.

2	Directors of the former Seattle Bank were paid for services performed from the merger date through the end of 2015.

In September of 2015, the Compensation Committee approved the Director Fee Policy for 2016, subject to the review and comment of the Finance Agency. This policy is filed as an exhibit to this annual report on Form 10-K. Refer to "Item 15. Exhibits and Financial Statement Schedules" for additional information. Under the policy, the 2016 Director compensation fees increased. The annual aggregate fees by position are as follows:

Board of Director Position	2016
Chair	$125,000
Vice Chair	115,000
Audit Committee Chair	110,000
Committee Chairs	105,000
Other Directors	95,000

Compensation Committee Report

The Compensation Committee reviewed and discussed the 2015 Compensation Discussion and Analysis set forth in Item 11 with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K. The Compensation Committee includes the following individuals:

Compensation Committee
John H. Robinson (Chair)
Russell J. Lau (Vice Chair)
Michelle M. Keeley
Ellen Z. Lamale
Paula R. Meyer
Dale E. Oberkfell
Cynthia A. Parker
J. Benson Porter
Joseph C. Stewart III
David F. Wilson

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents members (or combination of members within the same holding company) holding five percent or more of our outstanding capital stock at February 29, 2016 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Wells Fargo Bank, N.A.	101 N Phillips Ave	Sioux Falls	SD	19,900	37.1%
Superior Guaranty Insurance Company[1]	90 S 7th St.	Minneapolis	MN	355	0.7
Wells Fargo Bank Northwest N.A.[1]	299 S. Main St.	Salt Lake City	UT	18	—
				20,273	37.8
All others				33,344	62.2
Total capital stock				53,617	100.0%

1	Superior Guaranty Insurance Company and Wells Fargo Bank Northwest N.A. are affiliates of Wells Fargo Bank, N.A.

Additionally, due to the fact that a majority of our Board of Directors is nominated and elected from our membership, these member directors are officers or directors of member institutions that own our capital stock. The following table presents total outstanding capital stock owned by those members who had an officer or director serving on our Board of Directors at February 29, 2016 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Bank of North Dakota	1200 Memorial Hwy	Bismarck	ND	297	0.55%
Glacier Bank	49 Commons Loop	Kalispell	MT	222	0.41
Boeing Employees' Credit Union	12770 Gateway Dr.	Tukwila	WA	145	0.27
ZB, National Association	One South Main St.	Salt Lake City	UT	100	0.19
Midwest BankCentre	2191 Lemay Ferry Road	Saint Louis	MO	64	0.12
First Bank & Trust	520 6th St.	Brookings	SD	55	0.10
BankWest, Inc.	420 S Pierre St.	Pierre	SD	50	0.09
KleinBank	19943 County Rd 43	Big Lake	MN	39	0.07
State Bank	25 N Chestnut Ave	New Hampton	IA	26	0.05
Finance Factors, Ltd	1164 Bishop St.	Honolulu	HI	20	0.04
Denali Federal Credit Union	440 E 36th Ave.	Anchorage	AK	16	0.03
First Bank & Trust	110 N Minnesota Ave	Sioux Falls	SD	12	0.02
Citizens Bank	275 SW Third St.	Corvallis	OR	7	0.01
Fidelity Bank	7600 Parklawn Ave	Edina	MN	5	0.01
BANK	409 Hwy 61 S	Wapello	IA	3	0.01
First Federal Bank & Trust	46 W. Brundage St.	Sheridan	WY	3	0.01
Bank Star One	118 W 5th St.	Fulton	MO	1	—
Community 1st Bank	707 North Post St.	Post Falls	ID	1	—
Bank Star	1999 W Osage St.	Pacific	MO	1	—
				1,067	1.98
All others				4,295	98.02
Total capital stock				5,362	100%

*	Amount is less than 0.01 percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
DIRECTOR INDEPENDENCE
General
As of the date of this annual report on Form 10-K, we have 29 directors, all of whom were elected by our member institutions. Pursuant to the passage of the Housing Act, the Finance Agency implemented regulations whereby all new or re-elected directors will be elected by our member institutions. All directors are independent of management from the standpoint they are not our employees, officers, or stockholders. Only member institutions can own our capital stock. Thus, our directors do not personally own our stock. In addition, we are required to determine whether our directors are independent under three distinct director independence standards. Finance Agency regulations and the Housing Act, which applied Section 10A(m) of the Exchange Act to the FHLBanks, provide independence criteria for directors who serve as members of our Audit Committee. Additionally, SEC rules require our Board of Directors to apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of our directors.
Finance Agency Regulations
The Finance Agency director independence standards prohibit individuals from serving as members of our Audit Committee if they have one or more “disqualifying relationships” with us or our management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by our Board are (i) employment with us at any time during the last five years, (ii) acceptance of compensation from us other than for service as a director, (iii) being a consultant, advisor, promoter, underwriter, or legal counsel for us at any time within the last five years, and (iv) being an immediate family member of an individual who is or who has been, within the past five years, one of our executive officers. The Board assesses the independence of all directors under the Finance Agency's independence standards, regardless of whether they serve on our Audit Committee. As of February 29, 2016, all of our directors, including all members of our Audit Committee, were independent under these criteria.
Exchange Act
Section 10A(m) of the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of a reporting company. Under Section 10A(m), in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of February 29, 2016, all of our directors, including all members of our Audit Committee, were independent under these criteria.
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
With regard to our Independent Directors, the Board affirmatively determined Ruth Bennett, Marianne Emerson, Michelle Keeley, John Kennedy, Ellen Lamale, Michael McGowan, Elsie Meeks, Paula Meyer, Cynthia Parker, Thomas Potiowsky, John Robinson, and David Wilson are each independent in accordance with NYSE standards. In concluding our 12 Independent Directors are independent under the NYSE rules, the Board first determined all Independent Directors met the objective NYSE independence standards. In further determining none of its Independent Directors had a material relationship with us, the Board noted the Independent Directors are specifically prohibited from being an officer of the Bank or an officer or director of a member.

Our Board has a standing Audit Committee. All Audit Committee members are independent under the Finance Agency's independence standards and the independence standards under Section 10A(m) of the Exchange Act in accordance with the Housing Act. For the reasons described above, our Board determined none of the current Member Directors serving on the Audit Committee are independent using the NYSE independence standards. The Member Directors serving on the Audit Committee are Steven Bumann, David Ferries, Chris Grimm, Douglas Hile, William Humphreys, James Livingston, and Robert Teachworth. Our Board determined, however, the Independent Directors serving on the Audit Committee are independent under the NYSE independence standards. The Independent Directors serving on the Audit Committee are John Kennedy, Elsie Meeks, and Thomas Potiowsky.
Compensation Committee
The Board has a standing Compensation Committee. Our Board determined all members of the Compensation Committee are independent under the Finance Agency's independence standards. For the reasons described above, our Board determined none of the current Member Directors serving on the Compensation Committee are independent using the NYSE independence standards. The Member Directors serving on the Compensation Committee are Russell Lau, Dale Oberkfell, J. Benson Porter, and Joseph Stewart. Our Board determined the Independent Directors serving on the Compensation Committee are independent under the NYSE independence standards. The Independent Directors serving on the Compensation Committee are Michelle Keeley, Ellen Lamale, Paula Meyer, Cynthia Parker, John Robinson, and David Wilson.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee pre-approves all audit and permitted non-audit services performed by PwC. However, services for fees payable by us of $10,000 or less may be pre-approved by the Audit Committee Chair with notification subsequently provided to the Audit Committee.
The following table sets forth the aggregate fees billed by PwC (dollars in thousands):

	For the Years Ended December 31,
	2015	2014
Audit fees[1]	$1,259	$606
Audit-related fees[2]	95	235
All other fees	2	2
Total	$1,356	$843

1
Represents fees incurred in connection with the annual audit of our financial statements and internal control over financial reporting and quarterly review of our financial statements. In addition to these fees, we incurred assessments of $40 thousand and $33 thousand from the Office of Finance for audit fees on the Combined Financial Report for the years ended December 31, 2015 and 2014.

2	Represents fees related to other audit and attest services and technical accounting consultations.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The financial statements are set forth in Item 8 of this annual report on Form 10-K.

(b) Exhibits

2.1	Agreement and Plan of Merger between the Federal Home Loan Bank of Des Moines and the Federal Home Loan Bank of Seattle effective September 25, 2014[1]
3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[2]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective February 10, 2016[3]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended, approved by the Federal Housing Finance Agency on May 31, 2015[2]
10.1	Employment Agreement with Richard S. Swanson, effective May 31, 2015[2]
10.2	Employment Agreement with Michael L. Wilson, effective May 31, 2015[2]
10.3	Employment Agreement with Steven T. Schuler, effective November 10, 2014[4]
10.4	Employment Agreement with Dusan Stojanovic, effective November 10, 2014[4]
10.5	Employment Agreement with Daniel D. Clute, effective November 10, 2014[4]
10.6	Integration Performance Incentive Plan, as amended, effective September 25, 2014[5]
10.7	Severance Policy, effective September 18, 2014[4]
10.8	Amended Severance Policy, effective November 10, 2014[4]
10.9	Form of Indemnification Agreement, effective June 1, 2015[2]
10.10	Lease Agreement for 801 Walnut Street, Des Moines Iowa between the Federal Home Loan Bank of Des Moines and Wells Fargo Financial, Inc., as amended, effective April 27, 2004[6]
10.11	Joint Capital Enhancement Agreement, as amended, effective August 5, 2011[7]
10.12	Federal Home Loan Bank of Des Moines Fifth Amended and Restated Benefit Equalization Plan, effective January 1, 2016
10.13	Federal Home Loan Bank of Des Moines Fourth Amended and Restated Benefit Equalization Plan, effective July 1, 2014
10.14	Retirement Fund Benefit Equalization Plan of the Federal Home Loan Bank of Seattle, as amended, effective January 1, 2005
10.15	Thrift Benefit Equalization Plan of the Federal Home Loan Bank of Seattle, as amended, effective January 1, 2005
10.16	Federal Home Loan Bank of Des Moines 2015 Incentive Plan Document, effective January 1, 2015[5]
10.17	2016 Director Fee Policy, effective January 1, 2016
10.18	Federal Home Loan Bank of Des Moines Deferral Plan for Directors, effective June 1, 2015
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of the Executive Vice President and Chief Financial Officer and Chief Operations Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification of the Executive Vice President and Chief Financial Officer and Chief Operations Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Federal Home Loan Bank of Des Moines Audit Committee Report
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1    Incorporated by reference to our Form 8-K filed with the SEC on September 25, 2014 (Commission File No. 000-51999).

2    Incorporated by reference to our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

3	Incorporated by reference to our Form 8-K filed with the SEC on February 17, 2016 (Commission File No. 000-51999).

4    Incorporated by reference to our Form 10-Q filed with the SEC on November 12, 2014 (Commission File 000-51999).

5    Incorporated by reference to our Form 8-K filed with the SEC on April 8, 2015 (Commission File No. 000-51999).

6     Incorporated by reference to our Form 10-K filed with the SEC on March 30, 2007 (Commission File No. 000-51999).

7    Incorporated by reference to our Form 8-K filed with the SEC on August 5, 2011 (Commission File No. 000-51999).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant)
March 21, 2016	By:	/s/ Michael L. Wilson
Michael L. Wilson
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 21, 2016

Signature	Title

Principal Executive Officers:

/s/ Michael L. Wilson	President
Michael L. Wilson

/s/ Richard S. Swanson	Chief Executive Officer
Richard S. Swanson

Principal Financial Officer:

/s/ Steven T. Schuler	Executive Vice President and Chief Financial Officer and Chief Operations Officer
Steven T. Schuler

Principal Accounting Officer:

/s/ Ardis E. Kelley	Senior Vice President & Chief Accounting Officer
Ardis E. Kelley

Directors:

/s/ Dale E. Oberkfell	Chairman of the Board of Directors
Dale E. Oberkfell

/s/ William V. Humphreys	Vice Chairman of the Board of Directors
William V. Humphreys

/s/ Ruth B. Bennett	Director
Ruth B. Bennett

/s/ Michael J. Blodnick	Director
Michael J. Blodnick

Signature	Title

/s/ David P. Bobbitt	Director
David P. Bobbitt

/s/ Steven L. Bumann	Director
Steven L. Bumann

/s/ Marianne M. Emerson	Director
Marianne M. Emerson

/s/ David J. Ferries	Director
David J. Ferries

/s/ Van D. Fishback	Director
Van D. Fishback

/s/ Chris D. Grimm	Director
Chris D. Grimm

/s/ Eric A. Hardmeyer	Director
Eric A. Hardmeyer

/s/ W. Douglas Hile	Director
W. Douglas Hile

/s/ Teresa J. Keegan	Director
Teresa J. Keegan

/s/ Michelle M. Keeley	Director
Michelle M. Keeley

/s/ John F. Kennedy, Sr.	Director
John F. Kennedy, Sr.

/s/ Ellen Z. Lamale	Director
Ellen Z. Lamale

/s/ Russell J. Lau	Director
Russell J. Lau

/s/ James G. Livingston	Director
James G. Livingston

/s/ Michael W. McGowan	Director
Michael W. McGowan

/s/ Elsie M. Meeks	Director
Elsie M. Meeks

/s/ Paula R. Meyer	Director
Paula R. Meyer

Signature	Title

/s/ Cynthia A. Parker	Director
Cynthia A. Parker

/s/ J. Benson Porter	Director
J. Benson Porter

/s/ Thomas P. Potiowsky	Director
Thomas P. Potiowsky

/s/ John P. Rigler II	Director
John P. Rigler II

/s/ John H. Robinson	Director
John H. Robinson

/s/ Joseph C. Stewart III	Director
Joseph C. Stewart III

/s/ Robert M. Teachworth	Director
Robert M. Teachworth

/s/ David F. Wilson	Director
David F. Wilson