Form 10-Q
period 2016-03-31
Federal Home Loan Bank of Des Moines
filed 2016-05-09
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2016
Class B Stock, par value $100	54,495,936

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$242	$982
Interest-bearing deposits	2	2
Securities purchased under agreements to resell	9,000	6,775
Federal funds sold	4,350	2,270
Investment securities
Trading securities (Note 3)	5,672	4,047
Available-for-sale securities (Note 4)	21,019	20,988
Held-to-maturity securities (fair value of $5,712 and $6,142) (Note 5)	5,623	6,085
Total investment securities	32,314	31,120
Advances (includes $2 and $8 at fair value under the fair value option) (Note 7)	101,157	89,173
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1 (Notes 8 and 9)	6,667	6,755
Accrued interest receivable	171	143
Premises, software, and equipment, net	27	25
Derivative assets, net (Note 10)	93	94
Other assets	33	35
TOTAL ASSETS	$154,056	$137,374
LIABILITIES
Deposits
Interest-bearing	$911	$924
Non-interest-bearing	91	186
Total deposits	1,002	1,110
Consolidated obligations (Note 11)
Discount notes	103,699	98,990
Bonds (includes $15 and $15 at fair value under the fair value option)	42,459	31,208
Total consolidated obligations	146,158	130,198
Mandatorily redeemable capital stock (Note 12)	732	103
Accrued interest payable	136	119
Affordable Housing Program payable	79	62
Derivative liabilities, net (Note 10)	112	102
Other liabilities	201	55
TOTAL LIABILITIES	148,420	131,749
Commitments and contingencies (Note 14)
CAPITAL (Note 12)
Capital stock - Class B putable ($100 par value); 46 and 47 issued and outstanding shares	4,607	4,714
Additional capital from merger	163	194
Retained earnings
Unrestricted	849	700
Restricted	139	101
Total retained earnings	988	801
Accumulated other comprehensive income (loss)	(122)	(84)
TOTAL CAPITAL	5,636	5,625
TOTAL LIABILITIES AND CAPITAL	$154,056	$137,374

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
INTEREST INCOME
Advances	$169	$66
Prepayment fees on advances, net	4	1
Interest-bearing deposits	1	—
Securities purchased under agreements to resell	4	1
Federal funds sold	4	1
Trading securities	12	9
Available-for-sale securities	56	31
Held-to-maturity securities	21	8
Mortgage loans held for portfolio	61	59
Total interest income	332	176
INTEREST EXPENSE
Consolidated obligations - Discount notes	109	15
Consolidated obligations - Bonds	116	93
Mandatorily redeemable capital stock	4	—
Total interest expense	229	108
NET INTEREST INCOME	103	68
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	35	19
Net gains (losses) on derivatives and hedging activities	(43)	(31)
Gains on litigation settlements, net	137	—
Other, net	3	3
Total other income (loss)	132	(9)
OTHER EXPENSE
Compensation and benefits	14	10
Contractual services	3	1
Professional fees	1	1
Merger related expenses	—	2
Other operating expenses	4	3
Federal Housing Finance Agency	2	1
Office of Finance	2	1
Other, net	1	1
Total other expense	27	20
NET INCOME BEFORE ASSESSMENTS	208	39
Affordable Housing Program assessments	21	4
NET INCOME	$187	$35

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Net income	$187	$35
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	(37)	7
Pension and postretirement benefits	(1)	—
Total other comprehensive income (loss)	(38)	7
TOTAL COMPREHENSIVE INCOME (LOSS)	$149	$42

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)		Additional Capital from Merger
	Shares	Par Value
BALANCE, DECEMBER 31, 2014	35	$3,469	$—
Proceeds from issuance of capital stock	4	412	—
Repurchases/redemptions of capital stock	(5)	(452)	—
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(1)	—
Comprehensive income (loss)	—	—	—
Cash dividends on capital stock	—	—	—
BALANCE, MARCH 31, 2015	34	$3,428	$—

BALANCE, DECEMBER 31, 2015	47	$4,714	$194
Proceeds from issuance of capital stock	16	1,616	—
Repurchases/redemptions of capital stock	(10)	(993)	—
Net shares reclassified (to) from mandatorily redeemable capital stock	(7)	(730)	—
Comprehensive income (loss)	—	—	—
Cash dividends on capital stock	—	—	(31)
BALANCE, MARCH 31, 2016	46	$4,607	$163

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL (continued from previous page)
(dollars and shares in millions)
(Unaudited)

	Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2014	$645	$75	$720	$123	$4,312
Proceeds from issuance of capital stock	—	—	—	—	412
Repurchases/redemptions of capital stock	—	—	—	—	(452)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(1)
Comprehensive income (loss)	28	7	35	7	42
Cash dividends on capital stock	(26)	—	(26)	—	(26)
BALANCE, MARCH 31, 2015	$647	$82	$729	$130	$4,287

BALANCE, DECEMBER 31, 2015	$700	$101	$801	$(84)	$5,625
Proceeds from issuance of capital stock	—	—	—	—	1,616
Repurchases/redemptions of capital stock	—	—	—	—	(993)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(730)
Comprehensive income (loss)	149	38	187	(38)	149
Cash dividends on capital stock	—	—	—	—	(31)
BALANCE, MARCH 31, 2016	$849	$139	$988	$(122)	$5,636

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$187	$35
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	51	2
Net (gains) losses on trading securities	(35)	(19)
Net change in derivatives and hedging activities	24	22
Other adjustments	(7)	—
Net change in:
Accrued interest receivable	(33)	(10)
Other assets	2	1
Accrued interest payable	17	13
Other liabilities	12	—
Total adjustments	31	9
Net cash provided by (used in) operating activities	218	44
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(347)	(118)
Securities purchased under agreements to resell	(2,225)	(4,079)
Federal funds sold	(2,080)	280
Premises, software, and equipment	(3)	(2)
Trading securities
Proceeds from maturities of long-term	8	7
Purchases of long-term	(1,597)	—
Available-for-sale securities
Proceeds from sales and maturities of long-term	705	241
Purchases of long-term	(337)	(697)
Held-to-maturity securities
Proceeds from sales and maturities of long-term	457	108
Advances
Principal collected	46,136	19,139
Originated	(57,995)	(17,500)
Mortgage loans held for portfolio
Principal collected	250	275
Originated or purchased	(168)	(261)
Proceeds from sales of foreclosed assets	4	2
Net cash provided by (used in) investing activities	(17,192)	(2,605)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
FINANCING ACTIVITIES
Net change in deposits	(108)	205
Net payments on derivative contracts with financing elements	(2)	(2)
Net proceeds from issuance of consolidated obligations
Discount notes	74,729	61,116
Bonds	18,717	7,927
Payments for maturing and retiring consolidated obligations
Discount notes	(70,073)	(58,470)
Bonds	(7,520)	(8,301)
Proceeds from issuance of capital stock	1,616	412
Payments for repurchases/redemptions of capital stock	(993)	(452)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(101)	(1)
Cash dividends paid	(31)	(26)
Net cash provided by (used in) financing activities	16,234	2,408
Net increase (decrease) in cash and due from banks	(740)	(153)
Cash and due from banks at beginning of the period	982	495
Cash and due from banks at end of the period	$242	$342

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$371	$216
Affordable Housing Program payments	4	1
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	5	4
Traded but not yet settled investment security purchases	151	—
Mortgage loan charge-offs	1	4
Transfers of mortgage loans to real estate owned	3	2
Capital stock reclassified to mandatorily redeemable capital stock, net	730	1

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

The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by enhancing the availability of funds for residential mortgages and targeted community development. The Bank provides a readily available source of funding to its member institutions and eligible housing associates in Alaska, Hawaii, Idaho, Iowa, Minnesota, Missouri, Montana, North Dakota, Oregon, South Dakota, Utah, Washington, Wyoming, and the U.S. Pacific territories of American Samoa, Guam, and the Commonwealth of the Northern Mariana Islands. Commercial banks, thrifts, credit unions, insurance companies, and community development financial institutions (CDFIs) may apply for membership. State and local housing associates that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not permitted to hold capital stock.

The Bank is a cooperative. This means the Bank is owned by its customers, whom the Bank calls members. As a condition of membership in the Bank, all members must purchase and maintain membership capital stock based on a percentage of their total assets, subject to a minimum and maximum amount, as of the preceding December 31st. Each member is also required to purchase and maintain activity-based capital stock to support certain business activities with the Bank.

The Bank's current and former members own all of the outstanding capital stock (including mandatorily redeemable capital stock) of the Bank. Former members own capital stock to support business transactions still carried on the Bank's Statements of Condition. All stockholders, including current and former members, may receive dividends on their capital stock investment to the extent declared by the Bank's Board of Directors.

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2015, which are contained in the Bank's 2015 Annual Report on Form 10-K filed with the SEC on March 21, 2016 (2015 Form 10-K).

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of results for the interim periods. The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

On May 31, 2015, the Bank completed the merger (the Merger) with the Federal Home Loan Bank of Seattle (Seattle Bank). The Merger had a significant impact on all aspects of the Bank's financial condition, results of operations, and cash flows. As a result, financial results for the current period are not directly comparable to financial results prior to the Merger.

The following unaudited pro forma information has been prepared by adjusting the Bank's historical data to give effect to the Merger as if it had occurred on January 1, 2014 (dollars in millions):

Three Months Ended
March 31, 2015
Interest income	$234
Net income	$50

The unaudited pro forma financial information was prepared in accordance with the acquisition method of accounting for mutual entities under existing standards and is not necessarily indicative of the results of operations that would have occurred if the Merger had been completed on the date indicated, nor is it indicative of the future operating results of the Bank.

CHANGE IN ACCOUNTING PRINCIPLE

On January 1, 2016, the Bank retrospectively adopted Accounting Standards Codification Update 2015-03, Simplifying the Presentation of Debt Issuance Costs issued by the Financial Accounting Standards Board (FASB) on April 7, 2015. As a result, $7 million of unamortized concessions included in “Other assets” at December 31, 2015 were reclassified as a reduction in the balance of the corresponding consolidated obligations. The reclassification resulted in a decrease of $4 million in “Consolidated obligation discount notes” and of $3 million in “Consolidated obligation bonds” at December 31, 2015. Accordingly, the Bank’s total assets and total liabilities each decreased by $7 million at December 31, 2015. The adoption of this guidance did not have any effect on the Bank’s results of operations or cash flows. See “Note 2 - Recently Adopted and Issued Accounting Guidance” for discussion on this guidance.

RECLASSIFICATIONS

The Bank's 2015 financial statements and footnotes have been reclassified to conform to the presentation for the three months ended March 31, 2016. These amounts were not deemed to be material.

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the three months ended March 31, 2016, with the exception of one policy noted below. Descriptions of all significant accounting policies are included in “Note 1 - Summary of Significant Accounting Policies” in the 2015 Form 10-K.

Concessions. The Bank pays concessions to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of the concession to each FHLBank based upon the percentage of the debt issued that is attributed to that FHLBank. Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred and recorded in other expense. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized over the contractual life of the consolidated obligations using the level-yield method. Unamortized concessions are included as a direct deduction from the carrying amount of “Consolidated obligation discount notes” or “Consolidated obligation bonds” in the Statements of Condition and the amortization of those concessions is included in consolidated obligation interest expense.

Note 2 — Recently Adopted and Issued Accounting Guidance

ADOPTED ACCOUNTING GUIDANCE

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

On March 10, 2016, the FASB issued amendments to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under GAAP does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2017 and early adoption is permitted. The amendments provide entities with the option to apply the guidance using either a prospective approach or a modified retrospective approach. The Bank elected to early adopt this guidance prospectively on January 1, 2016. The adoption of this guidance did not have a material effect on the Bank’s financial condition, results of operations, or cash flows.

Simplifying the Accounting for Measurement-Period Adjustments

On September 25, 2015, the FASB issued guidance to simplify the accounting for measurement-period adjustments recognized in a business combination. This guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. It also requires that the acquirer present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance became effective for the Bank beginning on January 1, 2016 and was adopted prospectively. The adoption of this guidance did not have an effect on the Bank’s financial condition, results of operations, or cash flows.

Cloud Computing Arrangements

On April 15, 2015, the FASB issued amendments to clarify a customer's accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers on determining whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software. If the arrangement does not contain a software license, it would be accounted for as a service contract. This guidance became effective for the Bank beginning on January 1, 2016 and was adopted prospectively. The adoption of this guidance did not effect the Bank’s financial condition, results of operations, or cash flows.

Simplifying the Presentation of Debt Issuance Costs

On April 7, 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented on the statement of condition as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. This guidance became effective for the Bank beginning on January 1, 2016 and was adopted on a retrospective basis. The adoption of this guidance resulted in a reclassification of unamortized debt issuance costs from other assets to consolidated obligations on the Bank's Statement of Condition. The adoption of this guidance did not have a material effect on the Bank's financial condition, results of operations, or cash flows. Refer to "Note 1 — Basis of Presentation — Change in Accounting Principle" for additional details on this reclassification.

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

This guidance became effective for the Bank beginning on January 1, 2016. The adoption of this guidance did not have an effect on the Bank’s financial condition, results of operations, or cash flows.

ISSUED ACCOUNTING GUIDANCE

Contingent Put and Call Options in Debt Instruments

On March 14, 2016, the FASB issued amendments to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The guidance requires entities to apply only the four-step decision sequence when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2017, and early adoption is permitted. The guidance should be applied on a modified retrospective basis to existing debt instruments as of the beginning of the period for which the amendments are effective. The Bank is in the process of evaluating this guidance, and its effect on the Bank's financial condition, results of operations, or cash flows is not expected to be material.
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

The guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2019, and early application is permitted. The guidance requires lessors and lessees to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. The Bank is in the process of evaluating this guidance, and its anticipated effect on the Bank's financial condition, results of operations, or cash flows has not yet been determined.

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

On August 12, 2015, the FASB issued an amendment to defer the effective date of this guidance issued in May 2014 by one year. In 2016, the FASB has issued additional amendments to clarify certain aspects of the new revenue guidance. However, the amendments do not change the core principle in the new revenue standard. The guidance is effective for the Bank for interim and annual periods beginning on January 1, 2018. Early application is permitted only as of the interim and annual reporting periods beginning after December 15, 2016.

Note 3 — Trading Securities

MAJOR SECURITY TYPES

Trading securities were as follows (dollars in millions):

	March 31, 2016	December 31, 2015
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$1,598	$—
Other U.S. obligations[1]	237	237
GSE and Tennessee Valley Authority obligations	3,081	3,077
Other[2]	286	276
Total non-mortgage-backed securities	5,202	3,590
Mortgage-backed securities
GSE multifamily	470	457
Total fair value	$5,672	$4,047

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Consists of taxable municipal bonds.

NET GAINS (LOSSES) ON TRADING SECURITIES

During the three months ended March 31, 2016, the Bank recorded net holding gains of $35 million on its trading securities compared to net holding gains of $19 million for the same period in 2015. The Bank did not sell any trading securities during the three months ended March 31, 2016 and 2015.

Note 4 — Available-for-Sale Securities

MAJOR SECURITY TYPES

Available-for-sale (AFS) securities were as follows (dollars in millions):

	March 31, 2016
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$3,934	$3	$(31)	$3,906
GSE and Tennessee Valley Authority obligations	1,887	14	(29)	1,872
State or local housing agency obligations	1,047	—	(1)	1,046
Other[3]	288	3	(1)	290
Total non-mortgage-backed securities	7,156	20	(62)	7,114
Mortgage-backed securities
Other U.S. obligations single-family[2]	2,576	—	(30)	2,546
GSE single-family	1,519	16	—	1,535
GSE multifamily	9,887	39	(102)	9,824
Total mortgage-backed securities	13,982	55	(132)	13,905
Total	$21,138	$75	$(194)	$21,019

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	Consists of taxable municipal bonds and Private Export Funding Corporation (PEFCO) bonds.

AFS securities were as follows (dollars in millions):

	December 31, 2015
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$4,010	$4	$(29)	$3,985
GSE and Tennessee Valley Authority obligations	2,124	14	(23)	2,115
State or local housing agency obligations	1,048	—	(1)	1,047
Other[3]	276	4	(2)	278
Total non-mortgage-backed securities	7,458	22	(55)	7,425
Mortgage-backed securities
Other U.S. obligations single-family[2]	2,284	—	(14)	2,270
GSE single-family	1,593	13	(1)	1,605
GSE multifamily	9,735	36	(83)	9,688
Total mortgage-backed securities	13,612	49	(98)	13,563
Total	$21,070	$71	$(153)	$20,988

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	Consists of taxable municipal bonds and/or PEFCO bonds.

UNREALIZED LOSSES

The following table summarizes AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	March 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[2]	$3,576	$(31)	$—	$—	$3,576	$(31)
GSE and Tennessee Valley Authority obligations	1,457	(29)	—	—	1,457	(29)
State or local housing agency obligations	746	(1)	—	—	746	(1)
Other[1]	101	(1)	—	—	101	(1)
Total non-mortgage-backed securities	5,880	(62)	—	—	5,880	(62)
Mortgage-backed securities
Other U.S. obligations single-family[2]	2,546	(30)	—	—	2,546	(30)
GSE single-family	111	—	30	—	141	—
GSE multifamily	6,882	(77)	1,150	(25)	8,032	(102)
Total mortgage-backed securities	9,539	(107)	1,180	(25)	10,719	(132)
Total	$15,419	$(169)	$1,180	$(25)	$16,599	$(194)

1	Consists of taxable municipal bonds and/or PEFCO bonds.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

The following table summarizes AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[2]	$3,645	$(29)	$—	$—	$3,645	$(29)
GSE and Tennessee Valley Authority obligations	1,701	(23)	—	—	1,701	(23)
State or local housing agency obligations	555	(1)	6	—	561	(1)
Other[1]	97	(2)	—	—	97	(2)
Total non-mortgage-backed securities	5,998	(55)	6	—	6,004	(55)
Mortgage-backed securities
Other U.S. obligations single-family[2]	2,270	(14)	—	—	2,270	(14)
GSE single-family	277	(1)	33	—	310	(1)
GSE multifamily	8,166	(66)	926	(17)	9,092	(83)
Total mortgage-backed securities	10,713	(81)	959	(17)	11,672	(98)
Total	$16,711	$(136)	$965	$(17)	$17,676	$(153)

1	Consists of taxable municipal bonds and/or PEFCO bonds.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	March 31, 2016		December 31, 2015
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$207	$209	$430	$431
Due after one year through five years	897	905	968	978
Due after five years through ten years	4,771	4,741	4,664	4,637
Due after ten years	1,281	1,259	1,396	1,379
Total non-mortgage-backed securities	7,156	7,114	7,458	7,425
Mortgage-backed securities	13,982	13,905	13,612	13,563
Total	$21,138	$21,019	$21,070	$20,988

NET GAINS (LOSSES) FROM SALE OF AFS SECURITIES

During the three months ended March 31, 2016, the Bank received $287 million in proceeds from the sale of AFS securities and recognized gross gains of less than $1 million. During the three months ended March 31, 2015, the Bank did not sell any AFS securities.

PREPAYMENT FEES

Prepayment fees on AFS securities are recorded as interest income in the Statements of Income. During the three months ended March 31, 2016, AFS mortgage-backed securities (MBS) were prepaid and the Bank received $3 million in prepayment fees, which were offset in part by fair value hedging adjustment and discount amortization of $1 million. During the three months ended March 31, 2015, the Bank did not receive any prepayment fees on AFS securities.

Note 5 — Held-to-Maturity Securities

MAJOR SECURITY TYPES

Held-to-maturity (HTM) securities were as follows (dollars in millions):

	March 31, 2016
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$400	$74	$—	$474
State or local housing agency obligations	761	11	—	772
Total non-mortgage-backed securities	1,161	85	—	1,246
Mortgage-backed securities
Other U.S. obligations single-family[2]	40	—	—	40
Other U.S. obligations commercial[2]	5	—	—	5
GSE single-family	4,398	9	(4)	4,403
Private-label residential	19	—	(1)	18
Total mortgage-backed securities	4,462	9	(5)	4,466
Total	$5,623	$94	$(5)	$5,712

	December 31, 2015
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$401	$57	$(2)	$456
State or local housing agency obligations	956	9	—	965
Total non-mortgage-backed securities	1,357	66	(2)	1,421
Mortgage-backed securities
Other U.S. obligations single-family[2]	47	—	—	47
Other U.S. obligations commercial[2]	6	—	—	6
GSE single-family	4,655	9	(15)	4,649
Private-label residential	20	—	(1)	19
Total mortgage-backed securities	4,728	9	(16)	4,721
Total	$6,085	$75	$(18)	$6,142

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

UNREALIZED LOSSES

The following tables summarize HTM securities with unrealized losses by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	March 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
State or local housing agency obligations	$20	$—	$—	$—	$20	$—
Total non-mortgage-backed securities	20	—	—	—	20	—
Mortgage-backed securities
Other U.S. obligations single-family[1]	26	—	—	—	26	—
Other U.S. obligations commercial[1]	4	—	—	—	4	—
GSE single-family	2,523	(4)	19	—	2,542	(4)
Private-label residential	—	—	12	(1)	12	(1)
Total mortgage-backed securities	2,553	(4)	31	(1)	2,584	(5)
Total	$2,573	$(4)	$31	$(1)	$2,604	$(5)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage backed securities
GSE and Tennessee Valley Authority obligations	$96	$(2)	$—	$—	$96	$(2)
State or local housing agency obligations	93	—	—	—	93	—
Total non-mortgage-backed securities	189	(2)	—	—	189	(2)
Mortgage-backed securities
Other U.S. obligations single-family[1]	40	—	—	—	40	—
Other U.S. obligations commercial[1]	5	—	—	—	5	—
GSE single-family	3,052	(15)	20	—	3,072	(15)
Private-label residential	—	—	13	(1)	13	(1)
Total mortgage-backed securities	3,097	(15)	33	(1)	3,130	(16)
Total	$3,286	$(17)	$33	$(1)	$3,319	$(18)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	March 31, 2016		December 31, 2015
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$9	$9	$18	$18
Due after one year through five years	69	69	131	131
Due after five years through ten years	405	447	409	440
Due after ten years	678	721	799	832
Total non-mortgage-backed securities	1,161	1,246	1,357	1,421
Mortgage-backed securities	4,462	4,466	4,728	4,721
Total	$5,623	$5,712	$6,085	$6,142

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

PRIVATE-LABEL MORTGAGE-BACKED SECURITIES

On a quarterly basis, the Bank engages other designated FHLBanks to perform cash flow analyses on its private-label MBS using two third-party models in order to assess whether the entire amortized cost bases of these securities will be recovered. To ensure consistency in the determination of OTTI, an OTTI Governance Committee, comprised of representation from all FHLBanks, is responsible for reviewing and approving the key modeling assumptions, inputs, and methodologies used by the designated FHLBanks when generating the cash flow projections. For a description of these models, refer to "Item 8. Financial Statements and Supplementary Data - Note 8 - Other-than-Temporary Impairment" in the Bank's 2015 Form 10-K.

The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of one percent to an increase of eight percent over the twelve month period beginning January 1, 2016. For the vast majority of markets, the projected short-term housing price changes range from an increase of three percent to an increase of five percent. Thereafter, a unique path is projected for each geographical area based on an internally developed framework derived from historical data.

The Bank compared the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At March 31, 2016, the Bank's cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell its private-label MBS and it is not more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at March 31, 2016.

ALL OTHER AFS AND HTM INVESTMENT SECURITIES

On a quarterly basis, the Bank reviews all remaining AFS and HTM securities in an unrealized loss position to determine whether they are other-than temporarily impaired. The following was determined for the Bank's other investment securities in an unrealized loss position at March 31, 2016:

•
Other U.S. obligations and GSE and Tennessee Valley Authority obligations. The unrealized losses were due primarily to changes in interest rates and credit spreads, and not to a significant deterioration in the fundamental credit quality of the obligations. The strength of the issuers' guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. The Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at March 31, 2016.

•
State or local housing agency obligations. The unrealized losses were due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligations. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at March 31, 2016.

•
Other - PEFCO Bond. The unrealized loss was due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the bond. The Bank does not intend to sell this security nor is it more likely than not that it will be required to sell this security before recovery of the amortized cost basis. Additionally, the strength of the issuer’s guarantee by an agency of the U.S. Government or a trust consisting of pledged collateral, which may include guaranteed importer notes, securities guaranteed by the full faith and credit of the U.S. Government, or cash, is sufficient to protect the Bank from loss based on current expectations. As such, the Bank did not consider this security to be other-than-temporarily impaired at March 31, 2016.

Note 7 — Advances

CONTRACTUAL MATURITY

The following table summarizes the Bank's advances outstanding by contractual maturity (dollars in millions):

	March 31, 2016		December 31, 2015
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$—	—%	$1	3.34%
Due in one year or less	16,937	0.86	18,967	0.77
Due after one year through two years	12,337	1.45	8,608	1.48
Due after two years through three years	19,103	0.77	18,517	0.93
Due after three years through four years	14,825	0.78	17,439	0.60
Due after four years through five years	25,135	0.69	16,521	0.74
Thereafter	12,433	1.08	8,858	1.36
Total par value	100,770	0.89%	88,911	0.89%
Premiums	119		128
Discounts	(9)		(9)
Fair value hedging adjustments	277		143
Total	$101,157		$89,173

The following table summarizes all advances at March 31, 2016 and December 31, 2015, by year of contractual maturity or next call date for callable advances, and by year of contractual maturity or next put date for putable advances (dollars in millions):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Overdrawn demand deposit accounts	$—	$1	$—	$1
Due in one year or less	85,308	73,242	18,993	21,156
Due after one year through two years	4,995	4,513	10,858	7,549
Due after two years through three years	3,221	4,377	18,715	17,576
Due after three years through four years	2,825	2,337	14,825	17,439
Due after four years through five years	1,804	1,818	25,090	16,521
Thereafter	2,617	2,623	12,289	8,669
Total par value	$100,770	$88,911	$100,770	$88,911

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). At March 31, 2016 and December 31, 2015, the Bank had callable advances outstanding totaling $73.6 billion and $54.8 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise dates, and the borrower may then apply for replacement funding at the prevailing market rate. Generally, put options are exercised when interest rates increase. At March 31, 2016 and December 31, 2015, the Bank had putable advances outstanding totaling $2.4 billion and $2.6 billion.

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

The following table summarizes the Bank's prepayment fees on advances, net (dollars in millions):

	For the Three Months Ended
	March 31,
	2016	2015
Prepayment fee income	$7	$1
Fair value hedging adjustments[1]	(3)	—
Prepayment fees on advances, net	$4	$1

1	Represents the amortization/accretion of fair value hedging adjustments on closed advance hedge relationships resulting from advance prepayments.

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

Effective May 31, 2015, as a part of the Merger, the Bank acquired mortgage loans previously purchased by the Seattle Bank under the Mortgage Purchase Program (MPP). This program involved investment by the Seattle Bank in single-family mortgage loans that were purchased directly from MPP PFIs. Similar to the MPF program, MPP PFIs generally originated, serviced, and credit enhanced the mortgage loans sold to the Seattle Bank. In 2005, the Seattle Bank ceased entering into new MPP master commitment contracts and therefore all MPP loans acquired by the Bank were originated prior to 2006. The Bank does not currently purchase mortgage loans under this program.

The following tables present information on the Bank's mortgage loans held for portfolio (dollars in millions):

	March 31, 2016
	MPF	MPP	Total
Fixed rate, long-term single-family mortgage loans	$4,872	$472	$5,344
Fixed rate, medium-term[1] single-family mortgage loans	1,220	12	1,232
Total unpaid principal balance	6,092	484	6,576
Premiums	75	17	92
Discounts	(9)	(1)	(10)
Basis adjustments from mortgage loan commitments	10	—	10
Total mortgage loans held for portfolio	6,168	500	6,668
Allowance for credit losses	(1)	—	(1)
Total mortgage loans held for portfolio, net	$6,167	$500	$6,667

	December 31, 2015
	MPF	MPP	Total
Fixed rate, long-term single-family mortgage loans	$4,884	$500	$5,384
Fixed rate, medium-term[1] single-family mortgage loans	1,265	14	1,279
Total unpaid principal balance	6,149	514	6,663
Premiums	76	18	94
Discounts	(9)	(1)	(10)
Basis adjustments from mortgage loan commitments	9	—	9
Total mortgage loans held for portfolio	6,225	531	6,756
Allowance for credit losses	(1)	—	(1)
Total mortgage loans held for portfolio, net	$6,224	$531	$6,755

1	Medium-term is defined as a term of 15 years or less.

The following tables present the Bank's mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	March 31, 2016
	MPF	MPP	Total
Conventional mortgage loans	$5,552	$436	$5,988
Government-insured mortgage loans	540	48	588
Total unpaid principal balance	$6,092	$484	$6,576

	December 31, 2015
	MPF	MPP	Total
Conventional mortgage loans	$5,602	$464	$6,066
Government-insured mortgage loans	547	50	597
Total unpaid principal balance	$6,149	$514	$6,663

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

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At March 31, 2016 and December 31, 2015, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At March 31, 2016 and December 31, 2015, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings (TDRs) related to credit products during the three months ended March 31, 2016 and 2015.

The Bank has never experienced a credit loss on its credit products. Based upon the Bank's collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on its credit products as of March 31, 2016 and December 31, 2015. Accordingly, the Bank has not recorded any allowance for credit losses for its credit products.

GOVERNMENT-INSURED MORTGAGE LOANS

The Bank invests in government-insured fixed rate mortgage loans in both the MPF and MPP portfolios that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote and has never experienced a credit loss on its government-insured mortgage loans. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at March 31, 2016 and December 31, 2015. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

The Bank also utilizes an allowance for credit losses to reserve for estimated losses in its conventional MPP mortgage loan portfolio at the balance sheet date. The establishment of the Bank's MPP allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, (iii) estimating additional credit losses in the conventional mortgage loan portfolio, and (iv) considering the LRA if estimated losses exceed the losses paid by homeowner equity or PMI.

Collectively Evaluated Conventional Mortgage Loans. The Bank collectively evaluates the majority of its conventional MPF and MPP mortgage loan portfolios for impairment and estimates an allowance for credit losses based primarily on the following factors: (i) current loan delinquencies, (ii) loans migrating to collateral-dependent status, (iii) actual historical loss severities, and (iv) certain quantifiable economic factors, such as unemployment rates and home prices. The Bank utilizes a roll-rate methodology when estimating its allowance for credit losses. This methodology projects loans migrating to collateral-dependent status based on historical average rates of delinquency. The Bank then applies a loss severity factor to calculate an estimate of credit losses.

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

A charge-off is recorded if it is estimated that the recorded investment in a loan will not be recovered. The Bank evaluates whether to record a charge-off based upon the occurrence of a confirming event, including but not limited to, the occurrence of foreclosure or when a loan is deemed collateral-dependent. The Bank charges-off the portion of the outstanding conventional mortgage loan balance in excess of the fair value of the underlying collateral, which is determined using property values, less selling costs and expected proceeds from PMI.

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

Available performance-based credit enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient performance-based credit enhancement fees to recapture losses while other master commitments may not. At March 31, 2016 and December 31, 2015, the Bank determined that the amount of performance-based credit enhancement fees available for recapture from the PFIs at the master commitment level was immaterial. As such, it did not factor credit enhancement fees into its estimate of the allowance for credit losses.

MPF PFI Credit Enhancement Obligation. When reserving for estimated credit losses, the Bank may take into consideration the PFI credit enhancement obligation, which is intended to absorb losses in excess of the FLA. At March 31, 2016 and December 31, 2015, the Bank determined that the amount of credit enhancement obligation available to offset losses at the master commitment level was immaterial. As such, it did not factor credit enhancement obligation into its estimate of the allowance for credit losses.

MPP Lender Risk Account. The LRA was established by the Seattle Bank for each MPP master commitment to cover losses not anticipated to be paid by homeowner's equity or PMI. At March 31, 2016 and December 31, 2015, the Bank determined the amount of LRA to be immaterial. As such, it did not factor LRA into its estimate of the allowance for loan losses.

ALLOWANCE FOR CREDIT LOSSES ON CONVENTIONAL MORTGAGE LOANS

The following table presents a rollforward of the allowance for credit losses on the Bank's conventional MPF mortgage loan portfolio. The Bank's allowance for credit losses on MPP loans was less than $1 million during the three months ended March 31, 2016 (dollars in millions):

MPF
Balance, December 31, 2014	$5
Charge-offs	(4)
Balance, March 31, 2015	$1

Balance, December 31, 2015	$1
Charge-offs	(1)
Recoveries	1
Balance, March 31, 2016	$1

The following table summarizes the allowance for credit losses and recorded investment of the Bank's conventional mortgage loan portfolio by impairment methodology (dollars in millions):

	MPF	MPP[1]	Total
Allowance for credit losses, March 31, 2016
Collectively evaluated for impairment	$1	$—	$1
Individually evaluated for impairment	—	—	—
Total allowance for credit losses	$1	$—	$1

Allowance for credit losses, December 31, 2015
Collectively evaluated for impairment	$1	$—	$1
Individually evaluated for impairment	—	—	—
Total allowance for credit losses	$1	$—	$1

Recorded investment, March 31, 2016[2]
Collectively evaluated for impairment	$5,610	$423	$6,033
Individually evaluated for impairment, without a related allowance	36	28	64
Total recorded investment	$5,646	$451	$6,097

Recorded investment, December 31, 2015[2]
Collectively evaluated for impairment	$5,659	$449	$6,108
Individually evaluated for impairment, without a related allowance	37	31	68
Total recorded investment	$5,696	$480	$6,176

1	The allowance for credit losses on MPP loans was less than $1 million at March 31, 2016 and December 31, 2015.

2	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

CREDIT QUALITY INDICATORS

Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank's key credit quality indicators for mortgage loans (dollars in millions):

	March 31, 2016
	MPF		MPP
	Conventional	Government	Conventional	Government	Total
Past due 30 - 59 days	$48	$16	$—	$4	$68
Past due 60 - 89 days	12	5	—	1	18
Past due 90 - 179 days	10	5	3	1	19
Past due 180 days or more	28	5	14	3	50
Total past due mortgage loans	98	31	17	9	155
Total current mortgage loans	5,548	523	434	42	6,547
Total recorded investment of mortgage loans[1]	$5,646	$554	$451	$51	$6,702

In process of foreclosure (included above)[2]	$20	$2	$8	$—	$30
Serious delinquency rate[3]	1%	2%	4%	7%	1%
Past due 90 days or more and still accruing interest[4]	$—	$10	$—	$4	$14
Non-accrual mortgage loans[5]	$43	$—	$30	$—	$73

	December 31, 2015
	MPF		MPP
	Conventional	Government	Conventional	Government	Total
Past due 30 - 59 days	$57	$21	$13	$5	$96
Past due 60 - 89 days	16	7	4	2	29
Past due 90 - 179 days	12	5	3	1	21
Past due 180 days or more	30	5	16	3	54
Total past due mortgage loans	115	38	36	11	200
Total current mortgage loans	5,581	524	444	42	6,591
Total recorded investment of mortgage loans[1]	$5,696	$562	$480	$53	$6,791

In process of foreclosure (included above)[2]	$19	$4	$9	$—	$32
Serious delinquency rate[3]	1%	2%	4%	8%	1%
Past due 90 days or more and still accruing interest[4]	$—	$10	$—	$4	$14
Non-accrual mortgage loans[5]	$46	$—	$32	$—	$78

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

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

The Bank did not recognize any interest income on impaired loans during the three months ended March 31, 2016 and 2015.

The following table summarizes the average recorded investment of the Bank's individually evaluated impaired loans (dollars in millions):

	For the Three Months Ended
	March 31,
	2016	2015
Impaired loans without an allowance
Conventional MPF Loans	$37	$48
Conventional MPP Loans	29	—
Total	$66	$48

REAL ESTATE OWNED

At both March 31, 2016 and December 31, 2015, the Bank had $7 million of real estate owned (REO) recorded as a component of "Other assets" in the Statements of Condition.

TERM SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for its term securities purchased under agreements to resell at March 31, 2016 and December 31, 2015.

OFF-BALANCE SHEET CREDIT EXPOSURES

At March 31, 2016 and December 31, 2015, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank's off-balance sheet credit exposures, see "Note 14 — Commitments and Contingencies."

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

•
as an economic hedge to manage certain defined risks in its Statements of Condition. These hedges are primarily used to (i) manage mismatches between the coupon features of the Bank's assets and liabilities and offset prepayment risk in certain assets, or (ii) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted (economic hedge).

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

The following table summarizes the Bank's notional amount and the fair value of derivative instruments, including the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	March 31, 2016			December 31, 2015
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$37,054	$165	$986	$37,526	$134	$635
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	1,449	23	111	1,456	21	70
Interest rate swaptions	200	—	—	200	—	—
Forward settlement agreements (TBAs)	56	—	—	45	—	—
Mortgage delivery commitments	74	—	—	51	—	—
Total derivatives not designated as hedging instruments	1,779	23	111	1,752	21	70
Total derivatives before netting and collateral adjustments	$38,833	188	1,097	$39,278	155	705
Netting adjustments and cash collateral[1]		(95)	(985)		(61)	(603)
Total derivative assets and derivative liabilities		$93	$112		$94	$102

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. Cash collateral posted by the Bank (including accrued interest) was $890 million and $542 million at March 31, 2016 and December 31, 2015. At March 31, 2016 and December 31, 2015, the Bank had not received any cash collateral from clearing agents and/or counterparties.

The following table summarizes the components of “Net gains (losses) on derivatives and hedging activities” as presented in the Statements of Income (dollars in millions):

	For the Three Months Ended
	March 31,
	2016	2015
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$(1)	$(4)
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	(37)	(21)
Forward settlement agreements (TBAs)	(1)	(1)
Mortgage delivery commitments	1	1
Net interest settlements	(5)	(6)
Total net gains (losses) related to derivatives not designated as hedging instruments	(42)	(27)
Net gains (losses) on derivatives and hedging activities	$(43)	$(31)

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships, the net fair value hedge ineffectiveness, and the effect of those derivatives on the Bank's net interest income (dollars in millions):

	For the Three Months Ended March 31, 2016
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(276)	$281	$5	$(38)
Advances[2]	(136)	138	2	(40)
Consolidated obligation bonds	68	(76)	(8)	15
Total	$(344)	$343	$(1)	$(63)

	For the Three Months Ended March 31, 2015
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(108)	$103	$(5)	$(32)
Advances[2]	(34)	34	—	(40)
Consolidated obligation bonds	49	(48)	1	26
Total	$(93)	$89	$(4)	$(46)

1
Represents the net interest settlements on derivatives in fair value hedge relationships and the amortization of the financing element of off-market derivatives, both of which are included in the interest income or interest expense line item of the respective hedged item type. This amortization for off-market derivatives totaled $8 million for the three months ended March 31, 2016. For the three months ended March 31, 2015, the Bank did not record any amortization for off-market derivatives through net interest income. The tables do not include the interest component on the related hedged items.

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

A majority of the Bank's uncleared derivative contracts contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. If the Bank's credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at March 31, 2016 was $447 million, for which the Bank posted collateral of $335 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $130 million of collateral to its uncleared derivative counterparties at March 31, 2016.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents, based on credit considerations, at March 31, 2016.

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

	March 31, 2016		December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared derivatives	$120	$567	$110	$406
Cleared derivatives	68	530	45	299
Total gross recognized amount	188	1,097	155	705
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(120)	(455)	(109)	(304)
Cleared derivatives	25	(530)	48	(299)
Total gross amounts of netting adjustments and cash collateral	(95)	(985)	(61)	(603)
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	—	112	1	102
Cleared derivatives	93	—	93	—
Total derivative assets and derivative liabilities	$93	$112	$94	$102

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At March 31, 2016 and December 31, 2015, the total par value of outstanding consolidated obligations of the FHLBanks was $896.8 billion and $905.2 billion.

DISCOUNT NOTES

The following table summarizes the Bank's discount notes (dollars in millions):

	March 31, 2016		December 31, 2015
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$103,793	0.43%	$99,074	0.31%
Discounts and concessions[1]	(94)		(84)
Total	$103,699		$98,990

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank's bonds outstanding by contractual maturity (dollars in millions):

	March 31, 2016		December 31, 2015
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$26,579	0.69%	$15,676	0.78%
Due after one year through two years	3,670	2.87	3,808	2.91
Due after two years through three years	1,602	2.11	1,604	2.13
Due after three years through four years	3,892	3.16	2,780	2.93
Due after four years through five years	1,734	2.67	2,243	3.35
Thereafter	4,618	3.10	4,788	3.08
Total par value	42,095	1.51%	30,899	1.85%
Premiums	293		312
Discounts and concessions[1]	(33)		(35)
Fair value hedging adjustments	104		32
Total	$42,459		$31,208

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank's bonds outstanding by call features (dollars in millions):

	March 31, 2016	December 31, 2015
Noncallable or nonputable	$39,072	$28,050
Callable	3,023	2,849
Total par value	$42,095	$30,899

Note 12 — Capital

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

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At March 31, 2016 and December 31, 2015, the Bank had no excess capital stock outstanding.

MANDATORILY REDEEMABLE CAPITAL STOCK

The Bank reclassifies capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) at the time shares meet the definition of a mandatorily redeemable financial instrument. This occurs after a member provides written notice of redemption, gives notice of intention to withdraw from membership, becomes ineligible for continuing membership, or attains non-member status by merger or consolidation, charter termination, or other involuntary termination from membership. Dividends on mandatorily redeemable capital stock are classified as interest expense in the Statements of Income.

As a result of the final rule on membership issued by the Finance Agency effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance companies ineligible for FHLBank membership. Captive insurance company members that were admitted as members prior to September 12, 2014 (the date the Finance Agency proposed this rule) will have their memberships terminated no later than February 19, 2021. Captive insurance company members that were admitted as members after September 12, 2014 will have their memberships terminated no later than February 19, 2017. On the effective date of the final rule, the Bank reclassified $723 million of capital stock, the total outstanding capital stock held by all of the Bank's captive insurance companies, to mandatorily redeemable capital stock. At March 31, 2016 and December 31, 2015, the Bank's mandatorily redeemable capital stock totaled $732 million and $103 million. During the three months ended March 31, 2016, interest expense on mandatorily redeemable capital stock was $4 million compared to less than $1 million for the same period in 2015.

The following table summarizes changes in mandatorily redeemable capital stock (dollars in millions):

	For the Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$103	$24
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	730	1
Net repurchases/redemptions of mandatorily redeemable capital stock	(101)	(1)
Balance, end of period	$732	$24

The following table summarizes the Bank's mandatorily redeemable capital stock by year of contractual redemption (dollars in millions):

Year of Contractual Redemption	March 31, 2016	December 31, 2015
Due in one year or less	$1	$7
Due after one year through two years	4	4
Due after two years through three years	5	65
Due after three years through four years	4	4
Due after four years through five years	2	—
Thereafter	689	—
Past contractual redemption date due to outstanding activity with the Bank	27	23
Total	$732	$103

ADDITIONAL CAPITAL FROM MERGER

The Bank recognized the net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a new capital account captioned as “Additional capital from merger.” The Bank treats this additional capital from merger as a component of total capital for regulatory capital purposes. Following the Merger, the Bank began distributing dividends on capital stock from additional capital from merger. For the three months ended March 31, 2016, the Bank paid dividends in the amount of $31 million, resulting in an ending additional capital from merger balance of $163 million. The Bank intends to pay future dividends, when and if declared, from this account until the additional capital from merger balance is depleted.

RESTRICTED RETAINED EARNINGS

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. It requires the Bank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At March 31, 2016 and December 31, 2015, the Bank's restricted retained earnings account totaled $139 million and $101 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes changes in accumulated other comprehensive income (AOCI) (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 4)	Pension and postretirement benefits	Total AOCI
Balance, December 31, 2014	$126	$(3)	$123
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses)	7	—	7
Reclassifications from other comprehensive income (loss) to net income
Amortization - pension and postretirement	—	—	—
Net current period other comprehensive income (loss)	7	—	7
Balance, March 31, 2015	$133	$(3)	$130

Balance, December 31, 2015	$(82)	$(2)	$(84)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses)	(37)	—	(37)
Reclassifications from other comprehensive income (loss) to net income
Amortization - pension and postretirement	—	(1)	(1)
Net current period other comprehensive income (loss)	(37)	(1)	(38)
Balance, March 31, 2016	$(119)	$(3)	$(122)

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At March 31, 2016 and December 31, 2015, nonpermanent capital included additional capital from merger.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations.

The following table shows the Bank's compliance with the Finance Agency's regulatory capital requirements (dollars in millions):

	March 31, 2016		December 31, 2015
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$978	$6,327	$951	$5,618
Regulatory capital	$6,162	$6,490	$5,495	$5,812
Leverage capital	$7,703	$9,653	$6,869	$8,621
Capital-to-assets ratio	4.00%	4.21%	4.00%	4.23%
Leverage ratio	5.00%	6.27%	5.00%	6.28%

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the three months ended March 31, 2016 and 2015.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank's financial instruments at March 31, 2016 (dollars in millions). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$242	$242	$—	$—	$—	$242
Interest-bearing deposits	2	—	2	—	—	2
Securities purchased under agreements to resell	9,000	—	9,000	—	—	9,000
Federal funds sold	4,350	—	4,350	—	—	4,350
Trading securities	5,672	—	5,672	—	—	5,672
Available-for-sale securities	21,019	—	21,019	—	—	21,019
Held-to-maturity securities	5,623	—	5,694	18	—	5,712
Advances	101,157	—	101,257	—	—	101,257
Mortgage loans held for portfolio, net	6,667	—	6,780	112	—	6,892
Accrued interest receivable	171	—	171	—	—	171
Derivative assets, net	93	—	188	—	(95)	93
Other assets	20	20	—	—	—	20
Liabilities
Deposits	(1,002)	—	(1,002)	—	—	(1,002)
Consolidated obligations
Discount notes	(103,699)	—	(103,721)	—	—	(103,721)
Bonds	(42,459)	—	(43,058)	—	—	(43,058)
Total consolidated obligations	(146,158)	—	(146,779)	—	—	(146,779)
Mandatorily redeemable capital stock	(732)	(732)	—	—	—	(732)
Accrued interest payable	(136)	—	(136)	—	—	(136)
Derivative liabilities, net	(112)	—	(1,097)	—	985	(112)
Other
Commitments to fund advances	—	—	3	—	—	3
Standby letters of credit	(2)	—	—	(2)	—	(2)
Standby bond purchase agreements	—	—	2	—	—	2

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank's financial instruments at December 31, 2015 (dollars in millions):

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$982	$982	$—	$—	$—	$982
Interest-bearing deposits	2	—	2	—	—	2
Securities purchased under agreements to resell	6,775	—	6,775	—	—	6,775
Federal funds sold	2,270	—	2,270	—	—	2,270
Trading securities	4,047	—	4,047	—	—	4,047
Available-for-sale securities	20,988	—	20,988	—	—	20,988
Held-to-maturity securities	6,085	—	6,123	19	—	6,142
Advances	89,173	—	89,212	—	—	89,212
Mortgage loans held for portfolio, net	6,755	—	6,792	112	—	6,904
Accrued interest receivable	143	—	143	—	—	143
Derivative assets, net	94	—	155	—	(61)	94
Other assets	19	19	—	—	—	19
Liabilities
Deposits	(1,110)	—	(1,110)	—	—	(1,110)
Consolidated obligations
Discount notes	(98,990)	—	(98,984)	—	—	(98,984)
Bonds	(31,208)	—	(31,610)	—	—	(31,610)
Total consolidated obligations	(130,198)	—	(130,594)	—	—	(130,594)
Mandatorily redeemable capital stock	(103)	(103)	—	—	—	(103)
Accrued interest payable	(119)	—	(119)	—	—	(119)
Derivative liabilities, net	(102)	—	(705)	—	603	(102)
Other
Commitments to fund advances	—	—	(1)	—	—	(1)
Standby letters of credit	(2)	—	—	(2)	—	(2)
Standby bond purchase agreements	—	—	2	—	—	2

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

As of March 31, 2016 and December 31, 2015, four prices were received for the majority of the Bank's investment securities and the final prices for those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

As an additional step, the Bank reviews the final fair value estimates of its private-label MBS holdings quarterly for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private-label MBS using the estimated fair value derived from the process previously described and the security's projected cash flows from the Bank's OTTI process. These yields were compared to the market yield of comparable securities according to dealers and/or other third-party sources. This analysis did not indicate any significant variances. Therefore, the Bank determined that its fair value estimates for private-label MBS were appropriate at March 31, 2016.

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

Real Estate Owned. The fair value of REO is estimated using a broker price opinion or a property value from an external pricing vendor. This vendor utilizes multiple pricing models that generally factor in market observable inputs, including actual sales transactions and home price indices. The Bank applies an adjustment to these values to capture certain limitations in the estimation process and takes into consideration estimated selling costs and expected PMI proceeds.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at March 31, 2016 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
U.S. Treasury obligations	$—	$1,598	$—	$—	$1,598
Other U.S. obligations	—	237	—	—	237
GSE and Tennessee Valley Authority obligations	—	3,081	—	—	3,081
Other non-MBS	—	286	—	—	286
GSE multifamily MBS	—	470	—	—	470
Total trading securities	—	5,672	—	—	5,672
Available-for-sale securities
Other U.S. obligations	—	3,906	—	—	3,906
GSE and Tennessee Valley Authority obligations	—	1,872	—	—	1,872
State or local housing agency obligations	—	1,046	—	—	1,046
Other non-MBS	—	290	—	—	290
Other U.S. obligations single-family MBS	—	2,546	—	—	2,546
GSE single-family MBS	—	1,535	—	—	1,535
GSE multifamily MBS	—	9,824	—	—	9,824
Total available-for-sale securities	—	21,019	—	—	21,019
Advances[2]	—	2	—	—	2
Derivative assets, net
Interest-rate related	—	188	—	(95)	93
Other assets	20	—	—	—	20
Total recurring assets at fair value	$20	$26,881	$—	$(95)	$26,806
Liabilities
Bonds[2]	$—	$(15)	$—	$—	$(15)
Derivative liabilities, net
Interest-rate related	—	(1,097)	—	985	(112)
Total recurring liabilities at fair value	$—	$(1,112)	$—	$985	$(127)

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

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2015 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$237	$—	$—	$237
GSE and Tennessee Valley Authority obligations	—	3,077	—	—	3,077
Other non-MBS	—	276	—	—	276
GSE multifamily MBS	—	457	—	—	457
Total trading securities	—	4,047	—	—	4,047
Available-for-sale securities
Other U.S. obligations	—	3,985	—	—	3,985
GSE and Tennessee Valley Authority obligations	—	2,115	—	—	2,115
State or local housing agency obligations	—	1,047	—	—	1,047
Other non-MBS	—	278	—	—	278
Other U.S. obligations single-family MBS	—	2,270	—	—	2,270
GSE single-family MBS	—	1,605	—	—	1,605
GSE multifamily MBS	—	9,688	—	—	9,688
Total available-for-sale securities	—	20,988	—	—	20,988
Advances[2]	—	8	—	—	8
Derivative assets, net
Interest-rate related	—	155	—	(61)	94
Other assets	19	—	—	—	19
Total recurring assets at fair value	$19	$25,198	$—	$(61)	$25,156
Liabilities
Bonds[2]	$—	$(15)	$—	$—	$(15)
Derivative liabilities, net
Interest-rate related	—	(705)	—	603	(102)
Total recurring liabilities at fair value	$—	$(720)	$—	$603	$(117)

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

2	Represents financial instruments recorded under the fair value option.

FAIR VALUE ON A NON-RECURRING BASIS

The Bank measures certain impaired mortgage loans held for portfolio and REO at level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. The Bank estimates the fair value of these assets based primarily on a broker price opinion or property values from an external pricing vendor. The Bank applies a 20 percent haircut on these values to capture certain limitations in the estimation process and takes into consideration estimated selling costs of 10 percent and expected PMI proceeds. The following table summarizes outstanding impaired mortgage loans held for portfolio and REO that were recorded at fair value as a result of a non-recurring change in fair value having been recorded in the period then ended (dollars in millions):

	March 31, 2016	December 31, 2015
Impaired mortgage loans held for portfolio[1]	$7	$25
Real estate owned[1]	1	1
Total non-recurring assets[1]	$8	$26

1
The fair value information presented for March 31, 2016 is as of the date the fair value adjustment was recorded during the three months ended March 31, 2016. The fair value information presented for December 31, 2015 is as of the date the fair value adjustment was recorded during the year ended December 31, 2015.

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

For the three months ended March 31, 2016 and 2015, net gains on financial instruments held at fair value (i.e. advances and/or consolidated obligation bonds) were less than $1 million. At March 31, 2016 and December 31, 2015, the Bank determined no credit risk adjustments for nonperformance were necessary to the instruments recorded under the fair value option.

The following tables summarize the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected (dollars in millions):

	March 31, 2016
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Advances[1]	$2	$2	$—
Bonds	15	15	—

	December 31, 2015
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Advances[1]	$8	$8	$—
Bonds	15	15	—

1	At March 31, 2016 and December 31, 2015, none of the advances were 90 days or more past due or had been placed on non-accrual status.

Note 14 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At March 31, 2016 and December 31, 2015, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $750.9 billion and $775.2 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	March 31, 2016			December 31, 2015
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit	$5,234	$140	$5,374	$5,482
Standby bond purchase agreements	210	386	596	560
Commitments to purchase mortgage loans	74	—	74	51
Commitments to issue bonds	17	—	17	—
Commitments to issue discount notes	1,000	—	1,000	2,500
Commitments to fund advances	135	55	190	145
Other commitments	87	—	87	87

Standby Letters of Credit. A standby letter of credit is a financing arrangement between the Bank and a member. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 13 years, currently no later than 2025. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $2 million and $2 million at March 31, 2016 and December 31, 2015.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of standby letters of credit at March 31, 2016 and December 31, 2015 is reported in “Note 13 — Fair Value.”

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At March 31, 2016, the Bank had standby bond purchase agreements with five housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2020. During both the three months ended March 31, 2016 and 2015, the Bank was not required to purchase any bonds under these agreements. For both the three months ended March 31, 2016, and 2015, the Bank received fees for the guarantees of less than $1 million. The estimated fair value of standby bond purchase agreements at March 31, 2016 and December 31, 2015 is reported in "Note 13 — Fair Value.”

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at March 31, 2016 and December 31, 2015 is reported in “Note 10 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Commitments to Issue Bonds and Discount Notes. At March 31, 2016, the Bank had commitments to issue $1.0 billion of consolidated obligation discount notes and $17 million of consolidated obligation bonds. At December 31, 2015, the Bank had commitments to issue $2.5 billion of consolidated obligation discount notes and no commitments to issue consolidated obligation bonds.

Commitments to Fund Advances. The Bank enters into commitments that legally bind it to fund additional advances up to 24 months in the future. At March 31, 2016 and December 31, 2015, the Bank had commitments to fund advances of $190 million and $145 million.

Other Commitments. On December 30, 2013, the Bank entered into an agreement with the Iowa Finance Authority (IFA) to purchase up to $100 million of taxable multi-family mortgage revenue bonds. The agreement expires on June 30, 2016. As of March 31, 2016, the Bank had a commitment to purchase $87 million of bonds under the IFA agreement. To the extent these bonds are purchased by the Bank, they are classified as AFS in the Bank's Statements of Condition.

As previously described in “Note 9 — Allowance for Credit Losses”, the FLA is a memorandum account used to track the
Bank's potential loss exposure under each MPF master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $94 million and $93 million at March 31, 2016 and December 31, 2015.
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
The Bank records legal expenses related to litigation settlements as incurred in other expense in the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are received, at which time these fees are netted against the gains received on the litigation settlement.  During the three months ended March 31, 2016, the Bank recognized $137 million in net gains on litigation settlements through other income (loss), due to the settlement of one of the Bank's private-label MBS claims.

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

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions (dollars in millions):

	March 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Advances	$1,354	1	$1,606	2
Mortgage loans	157	2	151	2
Deposits	33	3	17	2
Capital stock	111	2	120	2

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At March 31, 2016, the Bank had the following business concentrations with stockholders (dollars in millions):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total	Advances	Loans	Income[1]
Wells Fargo Bank, N.A.	$1,990	37	$49,500	$—	$70
Superior Guaranty Insurance Company[2]	35	1	—	843	—
Wells Fargo Bank Northwest, N.A.[2]	2	—	—	45	—
Total	$2,027	38	$49,500	$888	$70

1
Represents interest income earned on advances during the three months ended March 31, 2016. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

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

Note 16 — Activities with Other FHLBanks

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago (Chicago Bank) for its participation in the MPF program. This service fee expense is recorded in other expense. For both the three months ended March 31, 2016 and 2015, the Bank recorded $1 million in service fee expense to the Chicago Bank.

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. During the both three months ended March 31, 2016 and 2015, the Bank did not lend or borrow funds to or from other FHLBanks.

Note 17 — Subsequent Events

In April 2016, the Bank entered into settlement agreements with certain defendants in the Bank’s private-label MBS litigation for $200 million (after netting certain legal fees and expenses). The net settlements will be recorded as additional income in other income (loss) in the Bank's Statements of Income for the quarter ended June 30, 2016.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our MD&A and Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (SEC) on March 21, 2016 (2015 Form 10-K). Our MD&A is designed to provide information that will help the reader develop a better understanding of our financial statements, key financial statement changes from quarter to quarter, and the primary factors driving those changes. Our MD&A is organized as follows:

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

•	the availability of derivative instruments in the types and quantities needed for risk management purposes from acceptable counterparties;

•	increases in delinquency or loss estimates on mortgage loans;

•	the volatility of reported results due to changes in the fair value of certain assets, liabilities, and derivative instruments;

•	the ability to develop and support internal controls, information systems, and other operating technologies that effectively manage the risks we face;

•	the ability to attract and retain key personnel;

•	member consolidations and failures; and

•	reliance on the FHLBank of Chicago as MPF provider, and Fannie Mae, Redwood Trust Inc., and Ginnie Mae as the ultimate investors in certain MPF products.

For additional information regarding these and other risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements, see “Item 1A. Risk Factors” in this quarterly report and in our 2015 Form 10-K. You are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements are made as of the date of this report. We undertake no obligation to update or revise any forward-looking statement.

EXECUTIVE OVERVIEW

Our Bank is a member-owned cooperative serving shareholder members in our district. Our mission is to be a reliable provider of funding, liquidity, and services for our members so that they can meet the housing, business, and economic development needs of the communities they serve. We strive to achieve our mission within an operating principle that balances the trade-off between attractively priced products, reasonable returns on capital stock, and maintaining adequate capital to support safe and sound business operations. Our members include commercial banks, thrifts, credit unions, insurance companies, and community development financial institutions (CDFIs).

Financial Results
On May 31, 2015, we completed the merger (the Merger) with the Federal Home Loan Bank of Seattle (Seattle Bank). The Merger had a significant impact on all aspects of our financial condition, results of operations, and cash flows. As a result, the financial results for the current period are not directly comparable to the financial results prior to the Merger.

For the three months ended March 31, 2016, we reported net income of $187 million compared to $35 million for the same period in 2015. Our net income, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was primarily driven by a $137 million net gain on a litigation settlement, which resulted in $14 million in additional Affordable Housing Program contributions. Excluding these items, net income for the first quarter of 2016 would have been $64 million. Our net income was also impacted by net interest income and other income (loss).

We recorded a net gain on a litigation settlement of $137 million in other income (loss) for the three months ended March 31, 2016 as a result of a settlement with one defendant in our private-label mortgage-backed securities (MBS) litigation. As a result of the Merger, we are currently involved in a number of legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairments of certain private-label MBS. Although the Seattle Bank sold all private-label MBS during the first quarter of 2015, we continue to be involved in these proceedings.

Net interest income totaled $103 million for three months ended March 31, 2016 compared to $68 million for the same period last year. The increase was primarily due to an increase in interest income resulting from higher average advance and investment volumes, a portion of which were acquired as a result of the Merger. Our net interest margin was 0.28 percent during both the three months ended March 31, 2016 and 2015.

We recorded a gain of $132 million in other income (loss) for the three months ended March 31, 2016 compared to a loss of $9 million for the same period last year. This increase was driven primarily by the litigation settlement discussed above. Other factors impacting other income (loss) include net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities, as described below.

We utilize derivative instruments to manage interest rate risk, including mortgage prepayment risk. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. During the three months ended March 31, 2016, we recorded net losses of $43 million on our derivatives and hedging activities through other income (loss) compared to net losses of $31 million during the same period last year. These fair value changes were primarily attributable to the impact of changes in interest rates on interest rate swaps that we utilize to hedge our investment securities portfolio. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities" for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

Trading securities are recorded at fair value with changes in fair value reflected through other income (loss). During the three months ended March 31, 2016, we recorded net gains on trading securities of $35 million compared to net gains of $19 million during the same period last year. These changes in fair value were primarily due to the impact of changes in interest rates and credit spreads on our fixed rate trading securities and were offset by changes in fair value on derivatives that we utilize to economically hedge these securities.

Our total assets increased to $154.0 billion at March 31, 2016 from $137.4 billion at December 31, 2015 due primarily to an increase in advances and investments. Advances increased $12.0 billion primarily due to an increase in borrowings from a large depository institution member and insurance company members. Investments increased $5.5 billion primarily due to the purchase of money market investments needed to manage our liquidity position. In addition, we purchased certain U.S. Treasury obligations and MBS during the quarter.

Our total liabilities increased to $148.4 billion at March 31, 2016 from $131.8 billion at December 31, 2015 due primarily to an increase in consolidated obligations issued to fund the growth in advances. Total capital was $5.6 billion at March 31, 2016 and December 31, 2015. Total capital was impacted by an increase in retained earnings, offset by a decrease in capital stock, and a decline in accumulated other comprehensive income (loss) (AOCI). Retained earnings increased to $1.0 billion due to net income earned. Capital stock decreased during the first quarter of 2016 due primarily to the reclassification of $0.7 billion of all captive insurance company capital stock to mandatorily redeemable capital stock. This reclassification was in response to the Finance Agency final rule affecting captive insurance company membership eligibility that became effective February 19, 2016. The decrease in capital stock was offset in part by an increase in capital stock as a result of member activity. The change in AOCI was due to unrealized net losses on our government-sponsored enterprise (GSE) and other U.S. obligation available-for-sale securities (AFS). Unrealized losses were primarily attributable to the impact of changes in interest rates and credit spreads.

Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

Adjusted Earnings

As part of evaluating financial performance, we adjust GAAP net income before assessments and GAAP net interest income for the impact of (i) market adjustments relating to derivative and hedging activities and instruments held at fair value, (ii) realized gains (losses) on investment securities, and (iii) other non-routine and unpredictable items, including net asset prepayment fee income, debt extinguishment losses, merger related expenses, mandatorily redeemable capital stock interest expense, and net gains on litigation settlements. The resulting non-GAAP measure, referred to as our adjusted earnings, reflects both adjusted net interest income and adjusted net income before assessments.

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

As a member-owned cooperative, we endeavor to operate with a low but stable adjusted net interest margin. As indicated in the tables that follow, our adjusted net interest income and adjusted net income before assessments increased during the three months ended March 31, 2016 when compared to the same period in 2015. The increase in our adjusted net interest income and adjusted net income was primarily due to an increase in interest income due to higher advances and investment volumes, a portion of which was acquired during the Merger.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended
	March 31,
	2016	2015
GAAP net interest income	$103	$68
Exclude:
Prepayment fees on advances, net[1]	4	1
Prepayment fees on investments, net[2]	2	—
Mandatorily redeemable capital stock interest expense	(4)	—
Total adjustments	2	1
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(5)	(5)
Adjusted net interest income	$96	$62
Adjusted net interest margin	0.26%	0.25%

1	Prepayment fees on advances, net includes basis adjustment amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income before assessments (dollars in millions):

	For the Three Months Ended
	March 31,
	2016	2015
GAAP net income before assessments	$208	$39
Exclude:
Prepayment fees on advances, net[1]	4	1
Prepayment fees on investments, net[2]	2	—
Mandatorily redeemable capital stock interest expense	(4)	—
Net gains (losses) on trading securities	35	19
Net gains (losses) on derivatives and hedging activities	(43)	(31)
Gains on litigation settlements, net	137	—
Merger related expenses	—	(2)
Include:
Net interest expense on economic hedges	(5)	(5)
Adjusted net income before assessments	$72	$47

1	Prepayment fees on advances, net includes basis adjustment amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Economic and market data reviewed during the Federal Open Market Committee (FOMC or Committee) meeting in March of 2016 indicated that economic activity had been expanding moderately. Conditions in the labor market continued to show signs of improvement. Growth in household spending and business fixed investments had been moderate and the housing sector had shown further improvement while net exports remained subdued. Inflation had increased in recent months, however it continued to run below the Committee's longer-run objective of two percent, partly reflecting declines in energy prices and non-energy import prices. Market-based measurements of inflation compensation remained low and long-term inflation expectations remained stable. Recent global economic and financial developments, including the rise of the U.S. dollar, may continue to restrain economic activity and likely put further downward pressure on inflation measurements.

In its March 16, 2016 statement, the FOMC stated it expects that, with gradual adjustments in the stance of policy accommodation, economic activity will expand at a moderate pace and labor market conditions will continue to improve toward levels the FOMC judges consistent with its dual mandate to foster maximum employment and price stability. Global economic and financial developments, however, continue to pose risks to these measures. In addition, the FOMC stated it expects inflation to remain near low levels in the near term, due in part to previous declines in energy prices, but expects inflation to rise towards its two percent objective over the medium term as the labor market improves further and the transitory effects of lower energy prices and other factors dissipate. The FOMC will continue to monitor inflation developments closely.

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

Recent market volatility has resulted in lower mortgage rates, which has resulted in an increase in refinancing volume and has stimulated additional demand for home purchases as the cost of debt has become more affordable.

Interest Rates

The following table shows information on key market interest rates1:

	First Quarter 2016 3-Month Average	First Quarter 2015 3-Month Average	March 31, 2016 Ending Rate	December 31, 2015 Ending Rate
Federal funds	0.36%	0.11%	0.25%	0.20%
Three-month LIBOR	0.62	0.26	0.63	0.61
2-year U.S. Treasury	0.83	0.59	0.72	1.05
10-year U.S. Treasury	1.91	1.96	1.77	2.27
30-year residential mortgage note	3.76	3.73	3.71	4.01

1	Source is Bloomberg.

In its December 2015 meeting, the FOMC increased the Federal Reserve's key target interest rate, the Federal funds rate, to a range of 0.25 to 0.50 percent and maintained this range during the first quarter of 2016. The Committee's stance on monetary policy remains accommodative, thereby supporting further improvement in labor market conditions and a return to two percent inflation. In determining the timing and size of future adjustments to the target range of the Federal funds rate, the FOMC will assess realized and expected economic progress towards its longer-run goals of maximum employment and a two percent inflation rate. The assessment will take into account measures of labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments. The Committee anticipates it will be appropriate for only gradual increases to the target range for the Federal funds rate based on expectations of economic conditions. It is expected the Federal funds rate will remain at low levels until incoming information indicates economic conditions have continued to evolve.

The 10-year U.S. Treasury yields and mortgage rates were lower in the first quarter of 2016 when compared to December 31, 2015. Interest rates declined as concerns about growth, inflation, and commodity price declines have impacted markets globally. While the FOMC considers removing monetary policy accommodation as data warrants, foreign central banks have eased monetary policy further in 2016.

In its March 16, 2016 statement, the FOMC stated that it is maintaining its existing policy of reinvesting principal payments from the Federal Reserve's holdings of agency debt and agency MBS into agency MBS and of rolling over maturing U.S. Treasury securities at auction. The FOMC also stated that the policy of keeping the Federal Reserve's holdings of longer-term securities at sizable levels should help maintain accommodative financial conditions. The Committee further stated that it currently anticipates that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target Federal funds rate below the rate that the Committee views as normal in the long run. This will depend, however, on the economic outlook at that time.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	First Quarter 2016 3-Month Average	First Quarter 2015 3-Month Average	March 31, 2016 Ending Spread	December 31, 2015 Ending Spread
3-month	(22.2)	(15.2)	(26.3)	(20.2)
2-year	4.3	(12.5)	(4.0)	(0.2)
5-year	23.4	1.2	19.1	16.2
10-year	67.1	37.7	65.1	59.5

1	Source is the Office of Finance.

As a result of our credit quality, we generally have ready access to funding at relatively competitive interest rates. During the first quarter of 2016, our longer-term funding spreads relative to London Interbank Offered Rate (LIBOR) deteriorated when compared to spreads at December 31, 2015. While longer-term debt spreads deteriorated relative to LIBOR, spreads on short-term debt relative to LIBOR improved as investor demand increased with market volatility and in response to money market reform. During the first quarter of 2016, we utilized consolidated obligation discount notes in addition to step-up, callable, and term fixed rate consolidated obligation bonds to capture attractive funding, match the repricing structures on advances, and meet liquidity requirements.

SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015 Revised	March 31, 2015
Cash	$242	$982	$765	$483	$342
Investments[1]	45,666	40,167	37,911	42,754	27,059
Advances	101,157	89,173	74,484	68,181	63,562
Mortgage loans held for portfolio, net[2]	6,667	6,755	6,878	7,029	6,544
Total assets	154,056	137,374	120,360	118,758	97,732
Consolidated obligations
Discount notes	103,699	98,990	77,247	70,227	60,420
Bonds	42,459	31,208	36,488	41,974	32,031
Total consolidated obligations[3]	146,158	130,198	113,735	112,201	92,451
Mandatorily redeemable capital stock	732	103	106	119	24
Total liabilities	148,420	131,749	115,242	113,774	93,445
Capital stock — Class B putable	4,607	4,714	4,126	3,885	3,428
Additional capital from merger	163	194	221	246	—
Retained earnings	988	801	770	731	729
Accumulated other comprehensive income (loss)	(122)	(84)	1	122	130
Total capital	5,636	5,625	5,118	4,984	4,287

	For the Three Months Ended
Statements of Income	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015 Revised	March 31, 2015
Net interest income	$103	$81	$88	$80	$68
Provision (reversal) for credit losses on mortgage loans	—	—	1	1	—
Other income (loss)[4]	132	(15)	(12)	6	(9)
Other expense[5]	27	29	32	56	20
AHP assessments	21	4	4	3	4
AHP voluntary contributions	—	2	—	—	—
Net income	187	31	39	26	35
Selected Financial Ratios[6]
Net interest spread[7]	0.25%	0.23%	0.27%	0.28%	0.26%
Net interest margin[8]	0.28	0.26	0.29	0.30	0.28
Return on average equity	12.92	2.31	3.08	2.35	3.30
Return on average capital stock	15.39	2.82	3.92	2.95	4.11
Return on average assets	0.50	0.09	0.13	0.10	0.14
Average equity to average assets	3.87	4.09	4.22	4.28	4.27
Regulatory capital ratio[9]	4.21	4.23	4.34	4.19	4.28
Dividend payout ratio[10]	16.23	88.56	66.48	92.56	74.12

1	Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and held-to-maturity (HTM) securities.

2	Includes an allowance for credit losses of $1 million at March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015.

3
The total par value of outstanding consolidated obligations of the FHLBanks was $896.8 billion, $905.2 billion, $856.5 billion, $852.8 billion, and $812.2 billion at March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015, respectively.

4
Other income (loss) includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, net gain (losses) on the disposal of fixed assets, and gains on litigation settlements, net.

5	Other expense includes, among other things, compensation and benefits, professional fees, contractual services, merger related expenses, and gains and losses on real estate owned (REO).

6	Amounts used to calculate selected financial ratios are based on numbers in thousands. Accordingly, recalculations using numbers in millions may not produce the same results.

7	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

8	Represents net interest income expressed as a percentage of average interest-earning assets.

9
Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock), additional capital from merger, and retained earnings.

10	Represents dividends declared and paid in the stated period expressed as a percentage of net income in the stated period.

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the three months ended March 31, 2016 and 2015 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended
	March 31,
	2016	2015	$ Change	% Change
Net interest income	$103	$68	$35	51%
Other income (loss)	132	(9)	141	1,567
Other expense	27	20	7	35
AHP assessments	21	4	17	425
Net income	$187	$35	$152	434%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Three Months Ended March 31,
	2016			2015
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$851	0.34%	$1	$523	0.10%	$—
Securities purchased under agreements to resell	5,217	0.35	4	7,932	0.07	1
Federal funds sold	4,109	0.35	4	3,937	0.10	1
Mortgage-backed securities[2,3,4]	18,720	1.15	54	12,452	1.04	32
Other investments[2,3,5]	13,056	1.10	35	3,807	1.68	16
Advances[3,6]	101,611	0.68	173	63,828	0.42	67
Mortgage loans[7]	6,703	3.66	61	6,563	3.66	59
Total interest-earning assets	150,267	0.89	332	99,042	0.72	176
Non-interest-earning assets	517	—	—	567	—	—
Total assets	$150,784	0.89%	$332	$99,609	0.72%	$176
Interest-bearing liabilities
Deposits	$973	0.05%	$—	$551	0.01%	$—
Consolidated obligations
Discount notes	105,490	0.41	109	61,477	0.10	15
Bonds[3]	36,816	1.27	116	32,306	1.16	93
Other interest-bearing liabilities[8]	413	3.37	4	24	2.99	—
Total interest-bearing liabilities	143,692	0.64	229	94,358	0.46	108
Non-interest-bearing liabilities	1,262	—	—	999	—	—
Total liabilities	144,954	0.63	229	95,357	0.46	108
Capital	5,830	—	—	4,252	—	—
Total liabilities and capital	$150,784	0.61%	$229	$99,609	0.44%	$108
Net interest income and spread[9]		0.25%	$103		0.26%	$68
Net interest margin[10]		0.28%			0.28%
Average interest-earning assets to interest-bearing liabilities		104.58%			104.96%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4
MBS interest income includes net prepayment fee income of $2 million during the three months ended March 31, 2016 as a result of AFS MBS prepayments. There were no prepayments received on MBS during the three months ended March 31, 2015.

5
Other investments primarily include U.S. Treasury obligations, other U.S. obligations, GSE obligations, Tennessee Valley Authority obligations, state or local housing agency obligations, and taxable municipal bonds.

6	Advance interest income includes net prepayment fee income of $4 million and $1 million for the three months ended March 31, 2016 and 2015.

7	Non-accrual loans are included in the average balance used to determine the average yield.

8	Other interest-bearing liabilities consists of mandatorily redeemable capital stock.

9	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

10	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Three Months Ended
	March 31, 2016 vs. March 31, 2015
	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest income
Interest-bearing deposits	$—	$1	$1
Securities purchased under agreements to resell	(1)	4	3
Federal funds sold	—	3	3
Mortgage-backed securities	18	4	22
Other investments	26	(7)	19
Advances	52	54	106
Mortgage loans	2	—	2
Total interest income	97	59	156
Interest expense
Consolidated obligations
Discount notes	17	77	94
Bonds	14	9	23
Other interest-bearing liabilities	4	—	4
Total interest expense	35	86	121
Net interest income	$62	$(27)	$35

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. For the three months ended March 31, 2016, our net interest spread remained relatively stable and was 0.25 percent compared to 0.26 percent during the same period in 2015. The primary components of our interest income and interest expense are discussed below.

Advances

Interest income on advances increased 159 percent percent during the three months ended March 31, 2016 when compared to the same period in 2015 due to the higher interest rate environment and higher average volumes. Average advance volumes increased primarily due to borrowings from a large depository institution member and insurance company members, along with advances acquired as a result of the Merger.

Investments

Interest income on investments increased 96 percent during the three months ended March 31, 2016 when compared to the same period in 2015. The increase was due primarily to higher average volumes of MBS and other investments. Average investment volumes increased due to the acquisition of MBS and non-MBS investments as a result of the Merger. We also purchased certain U.S. Treasury obligations and MBS securities during the quarter that met our investments targets.

Mortgage Loans

Interest income on mortgage loans increased 3 percent during the three months ended March 31, 2016 when compared to the same period in 2015. The increase was primarily due to an increase in volume due to the acquisition of Mortgage Purchase Program (MPP) loans as a result of the Merger.

Discount Notes

Interest expense on discount notes increased 634 percent during the three months ended March 31, 2016 when compared to the same period in 2015 due to higher discount note rates and higher average volumes. Discount notes were utilized to capture attractive funding, match repricing structures on short-term and variable rate callable advances, and provide additional liquidity. Average volumes also increased due to the assumption of discount notes as a result of the Merger.

Bonds

Interest expense on bonds increased 25 percent during the three months ended March 31, 2016 when compared to the same period in 2015 due to higher average bond volumes and the higher interest rate environment. The increase in average volumes was primarily due to our increased utilization of bonds to capture attractive funding, match repricing structures on short-term and variable rate callable advances, and provide additional liquidity. Average volumes also increased due to the assumption of bonds as a result of the Merger.

Other Income (Loss)

The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended
	March 31,
	2016	2015
Net gains (losses) on trading securities	$35	$19
Net gains (losses) on derivatives and hedging activities	(43)	(31)
Gains on litigation settlements, net	137	—
Other, net	3	3
Total other income (loss)	$132	$(9)

Other income (loss) can be volatile from period to period depending on the type of financial activity recorded. During the three months ended March 31, 2016, other income (loss) was primarily impacted by a net gain on a litigation settlement of $137 million as a result of a settlement with one defendant in our private-label MBS litigation. Our other income (loss) was also impacted by net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities, as described below.

We use derivatives to manage interest rate risk, including mortgage prepayment risk. During the three months ended March 31, 2016, we recorded net losses of $43 million on our derivatives and hedging activities through other income (loss) compared to net losses of $31 million during the same period in 2015. These fair value changes were primarily attributable to the impact of changes in interest rates on interest rate swaps that we utilize to hedge our investment securities portfolio. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

Trading securities are recorded at fair value with changes in fair value reflected through other income (loss). During the three months ended March 31, 2016, we recorded net gains on trading securities of $35 million compared to net gains of $19 million during the same period in 2015. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities and were offset by the changes in fair value on derivatives that we utilize to economically hedge these securities.

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended March 31, 2016
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Net amortization/accretion[1]	$6	$—	$—	$(1)	$—	$5
Net interest settlements	(50)	(40)	—	19	—	(71)
Total impact to net interest income	(44)	(40)	—	18	—	(66)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	2	5	—	(8)	—	(1)
Gains (losses) on economic hedges	—	(42)	—	—	—	(42)
Total net gains (losses) on derivatives and hedging activities	2	(37)	—	(8)	—	(43)
Net gains (losses) on trading securities[2]	—	33	—	—	—	33
Total impact to other income (loss)	2	(4)	—	(8)	—	(10)
Total net effect of hedging activities[3]	$(42)	$(44)	$—	$10	$—	$(76)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and also includes the amortization of the financing element of off-market derivatives.

2
Represents the net gains (losses) on those trading securities for which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3	The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended March 31, 2015
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(1)	$—	$(1)	$4	$2
Net interest settlements	(40)	(32)	—	26	(46)
Total impact to net interest income	(41)	(32)	(1)	30	(44)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	—	(5)	—	1	(4)
Gains (losses) on economic hedges	—	(27)	—	—	(27)
Total net gains (losses) on derivatives and hedging activities	—	(32)	—	1	(31)
Net gains (losses) on trading securities[2]	—	19	—	—	19
Total impact to other income (loss)	—	(13)	—	1	(12)
Total net effect of hedging activities[3]	$(41)	$(45)	$(1)	$31	$(56)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships included in net interest income.

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

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities and the maturity, call, or prepayment of assets or liabilities previously in hedge relationships. In addition, amortization is impacted by the financing element of our off market derivatives. Amortization/accretion on advances, investments, mortgage loans, and consolidated obligation bonds during the three months ended March 31, 2016 and 2015 resulted primarily from the normal amortization of fair value hedging adjustments.

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

The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Three Months Ended
	March 31,
	2016	2015
Gains (losses) on interest rate swaps economically hedging our investments	$(37)	$(21)
Interest settlements	(5)	(6)
Net gains (losses) on investment derivatives	(42)	(27)
Net gains (losses) on related trading securities	33	19
Net gains (losses) on economic investment hedge relationships	$(9)	$(8)

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended March 31,
	2016	2015
Compensation and benefits	$14	$10
Contractual services	3	1
Professional fees	1	1
Merger related expenses	—	2
Other operating expenses	4	3
Total operating expenses	22	17
Federal Housing Finance Agency	2	1
Office of Finance	2	1
Other, net	1	1
Total other expense	$27	$20

Other expenses totaled $27 million for the three months ended March 31, 2016 compared to $20 million for the same period last year. The increase was primarily due to additional costs associated with operating a larger institution as a result of the Merger.

STATEMENTS OF CONDITION

Financial Highlights

Our total assets increased to $154.0 billion at March 31, 2016 from $137.4 billion at December 31, 2015. Our total liabilities increased to $148.4 billion at March 31, 2016 from $131.8 billion at December 31, 2015. Total capital was $5.6 billion at both March 31, 2016 and December 31, 2015. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash and Due from Banks

At March 31, 2016, our total cash balance was $0.2 billion compared to $1.0 billion at December 31, 2015. Our cash balance was high at the end of 2015 due to limited investment opportunities.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	March 31, 2016	December 31, 2015
Commercial banks	$65,316	$52,643
Thrifts	2,073	2,771
Credit unions	2,281	2,647
Non-captive insurance companies	14,771	13,601
Captive insurance companies	15,801	15,219
Community development financial institutions	3	3
Total member advances	100,245	86,884
Housing associates	88	123
Non-member borrowers	437	1,904
Total par value	$100,770	$88,911

Our total advance par value increased $11.9 billion or 13 percent at March 31, 2016 when compared to December 31, 2015. The increase was primarily due to an increase in borrowings from a large depository institution member and insurance company members.

The following table summarizes our advances by product type (dollars in millions):

	March 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Variable rate	$75,159	75	$57,942	65
Fixed rate	24,442	24	29,788	34
Amortizing	1,169	1	1,181	1
Total par value	100,770	100	88,911	100
Premiums	119		128
Discounts	(9)		(9)
Fair value hedging adjustments	277		143
Total advances	$101,157		$89,173

Fair value hedging adjustments changed $134 million or 93 percent at March 31, 2016 when compared to December 31, 2015 due primarily to an increase in cumulative fair value adjustments on advances in hedge relationships resulting from changes in interest rates.

At March 31, 2016 and December 31, 2015, 73 percent of our advances were variable rate callable advances. Callable advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Interest rates on our variable rate callable advances reset at each call date to be consistent with either the underlying LIBOR index or our current offering rate in line with our underlying cost of funds. We generally fund our variable rate callable advances with either discount notes, LIBOR indexed debt, or debt swapped to a LIBOR index. For additional discussion on our funding strategies, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

At March 31, 2016 and December 31, 2015, advances outstanding to our five largest member borrowers totaled $63.7 billion and $50.5 billion, representing 63 and 57 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at March 31, 2016 (dollars in millions):

	Amount	% of Total
Wells Fargo Bank, N.A.	$49,500	49
TH Insurance Holdings Company LLC[1]	4,000	4
HICA Education Loan Corporation[1]	3,600	4
Truman Insurance Company, LLC[1]	3,588	3
Old Georgetown Insurance Company, LLC[2]	3,037	3
Total par value	$63,725	63

1	Represents a captive insurance company member whose membership will terminate within five years of the Finance Agency's final rule that became effective February 19, 2016.

2	Represents a captive insurance company member whose membership will terminate within one year of the Finance Agency's final rule that became effective February 19, 2016.

On January 20, 2016, the Finance Agency issued a final rule effective February 19, 2016 that changed the eligibility requirements for FHLBank members by rendering captive insurance companies ineligible for FHLBank membership. As of March 31, 2016, we had 13 captive insurance company members with advances outstanding of $15.8 billion, which represented 16 percent of our total advances outstanding. Of our captive insurance company members, six members with advance balances outstanding of $11.2 billion will have their membership terminated within five years of the effective date of the final rule and seven members with advance balances outstanding of $4.6 billion will have their membership terminated within one year of the effective date, according to the final rule. As indicated in the table above, four of our top five largest member borrowers are captive insurance company members. The magnitude of the impact of the final rule will depend, in part, on our size and profitability at the time of membership termination or maturity of the related advances. For additional discussion on the final rule, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”

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

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no probable credit losses on our advances as of March 31, 2016 and December 31, 2015. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	March 31, 2016
	MPF	MPP	Total
Fixed rate conventional loans	$5,552	$436	$5,988
Fixed rate government-insured loans	540	48	588
Total unpaid principal balance	6,092	484	6,576
Premiums	75	17	92
Discounts	(9)	(1)	(10)
Basis adjustments from mortgage loan commitments	10	—	10
Total mortgage loans held for portfolio	6,168	500	6,668
Allowance for credit losses	(1)	—	(1)
Total mortgage loans held for portfolio, net	$6,167	$500	$6,667

The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	December 31, 2015
	MPF	MPP	Total
Fixed rate conventional loans	$5,602	$464	$6,066
Fixed rate government-insured loans	547	50	597
Total unpaid principal balance	6,149	514	6,663
Premiums	76	18	94
Discounts	(9)	(1)	(10)
Basis adjustments from mortgage loan commitments	9	—	9
Total mortgage loans held for portfolio	6,225	531	6,756
Allowance for credit losses	(1)	—	(1)
Total mortgage loans held for portfolio, net	$6,224	$531	$6,755

Our total mortgage loans decreased slightly at March 31, 2016 when compared to December 31, 2015. The decrease was primarily due to principal paydowns exceeding mortgage loan purchases. For additional discussion on our mortgage loan credit risk, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	March 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	9,000	20	6,775	17
Federal funds sold	4,350	10	2,270	6
U.S. Treasury obligations[3]	1,598	3	—	—
State or local housing agency obligations	—	—	8	—
Total short-term investments	14,949	33	9,054	23
Long-term investments[2]
Interest-bearing deposits	1	—	1	—
Mortgage-backed securities
GSE single-family	5,933	13	6,260	16
GSE multifamily	10,294	22	10,145	25
Other U.S. obligations single-family[3]	2,586	6	2,317	6
Other U.S. obligations commercial[3]	5	—	6	—
Private-label residential	19	—	20	—
Total mortgage-backed securities	18,837	41	18,748	47
Non-mortgage-backed securities
Other U.S. obligations[3]	4,143	9	4,222	11
GSE and Tennessee Valley Authority obligations	5,353	12	5,593	14
State or local housing agency obligations	1,807	4	1,995	4
Other	576	1	554	1
Total non-mortgage-backed securities	11,879	26	12,364	30
Total long-term investments	30,717	67	31,113	77
Total investments	$45,666	100	$40,167	100

1	Short-term investments have original maturities of less than one year.

2	Long-term investments have original maturities of greater than one year.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

Our investments increased $5.5 billion or 14 percent at March 31, 2016 when compared to December 31, 2015. The increase was primarily due to the purchase of money market investments needed to manage our liquidity position. In addition, we purchased certain U.S. Treasury obligations and MBS securities during the quarter that met our investments targets.

At March 31, 2016, we had GSE MBS purchases with a par value of $151 million that had traded but not yet settled. These investments have been recorded as "available-for-sale" in our Statements of Condition with a corresponding payable recorded in "other liabilities". The Finance Agency limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. At March 31, 2016, our ratio of MBS to regulatory capital was 2.91. At December 31, 2015, our ratio of MBS to regulatory capital was 3.23 due to the Merger, and as a result, we were precluded from purchasing any additional MBS until the ratio fell below 3.00.

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

Refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis performed at March 31, 2016. As a result of our analysis, we determined that all gross unrealized losses on our investment portfolio were temporary. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. As a result, we did not consider any of these securities to be other-than-temporarily-impaired at March 31, 2016.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At March 31, 2016 and December 31, 2015, the carrying value of consolidated obligations for which we are primarily liable totaled $146.2 billion and $130.2 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	March 31, 2016	December 31, 2015
Par value	$103,793	$99,074
Discounts and concessions[1]	(94)	(84)
Total	$103,699	$98,990

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes increased $4.7 billion or 5 percent at March 31, 2016 when compared to December 31, 2015. Discount notes were utilized during the first quarter of 2016 to capture attractive funding, match repricing structures on short-term and variable rate callable advances, and to provide additional liquidity.

For additional information on our discount notes, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

BONDS

The following table summarizes information on our bonds (dollars in millions):

	March 31, 2016	December 31, 2015
Total par value	$42,095	$30,899
Premiums	293	312
Discounts and concessions[1]	(33)	(35)
Fair value hedging adjustments	104	32
Total bonds	$42,459	$31,208

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds increased $11.3 billion or 36 percent at March 31, 2016 when compared to December 31, 2015. The increase was primarily due to our utilization of bonds to capture attractive funding, match repricing structures on short-term and variable rate callable advances, and to provide additional liquidity. Fair value hedging adjustments changed $72 million or 225 percent at March 31, 2016 when compared to December 31, 2015 due primarily to an increase in cumulative fair value adjustments on bonds in hedge relationships resulting from changes in interest rates.

For additional information on our bonds, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Deposits

Deposit levels will vary based on member alternatives for short-term investments. Our deposits decreased $108 million or 10 percent at March 31, 2016 when compared to December 31, 2015 due primarily to a decline in non-interest-bearing deposits.

Mandatorily Redeemable Capital Stock

We reclassify capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) at the time shares meet the definition of a mandatorily redeemable financial instrument. This occurs after a member provides written notice of redemption, gives notice of intention to withdraw from membership, becomes ineligible for continuing membership, or attains non-member status by merger or consolidation, charter termination, or other involuntary termination from membership.

Our total mandatorily redeemable capital stock balance increased $629 million or 611 percent at March 31, 2016 when compared to December 31, 2015 due primarily to the reclassification of $723 million in captive insurance company capital stock to mandatorily redeemable capital stock in response to the Finance Agency final rule affecting membership eligibility that became effective February 19, 2016. The final rule changed the eligibility requirements for FHLBank members by rendering captive insurance companies ineligible for FHLBank membership. According to the final rule, captive insurance company members that were admitted as members prior to September 12, 2014 (the date the Finance Agency proposed this rule) will have their memberships terminated no later than February 19, 2021. Captive insurance company members that were admitted as members after September 12, 2014 will have their memberships terminated no later than February 19, 2017. At March 31, 2016 and December 31, 2015, our mandatorily redeemable capital stock totaled $732 million and $103 million.

Capital

The following table summarizes information on our capital (dollars in millions):

	March 31, 2016	December 31, 2015
Capital stock	$4,607	$4,714
Additional capital from merger	163	194
Retained earnings	988	801
Accumulated other comprehensive income (loss)	(122)	(84)
Total capital	$5,636	$5,625

Our capital remained relatively stable at March 31, 2016 when compared to December 31, 2015. The slight increase was primarily due to an increase in retained earnings, partially offset by a decrease in capital stock, and a decline in AOCI. Retained earnings increased to $1.0 billion due to net income earned. Capital stock decreased during the first quarter of 2016 due primarily to the reclassification of $723 million of all captive insurance company capital stock to mandatorily redeemable capital stock. This reclassification was in response to the Finance Agency final rule affecting captive insurance company membership eligibility that became effective February 19, 2016. The decrease in capital stock was offset in part by an increase in capital stock as a result of member activity. The change in AOCI was due to unrealized net losses on our GSE and other U.S. obligation AFS. Unrealized losses were primarily attributable to the impact of changes in interest rates and credit spreads. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock” for additional information on our capital stock activity.

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

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	March 31, 2016	December 31, 2015
Interest rate swaps
Noncallable	$33,861	$33,927
Callable by counterparty	4,537	4,976
Callable by the Bank	105	79
Total interest rate swaps	38,503	38,982
Interest rate swaptions	200	200
Forward settlement agreements (TBAs)	56	45
Mortgage delivery commitments	74	51
Total notional amount	$38,833	$39,278

The notional amount of our derivative contracts remained relatively stable at March 31, 2016 when compared to December 31, 2015. During the first quarter of 2016, we continued to utilize swapped consolidated obligation bonds in addition to discount notes, to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. Although we are primarily liable for the portion of consolidated obligations which are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At March 31, 2016 and December 31, 2015, the total par value of outstanding consolidated obligations for which we are primarily liable was $145.9 billion and $130.0 billion. At March 31, 2016 and December 31, 2015, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $750.9 billion and $775.2 billion.

During the three months ended March 31, 2016, proceeds from the issuance of bonds and discount notes were $18.7 billion and $74.7 billion compared to $7.9 billion and $61.1 billion for the same period in 2015. We continued to issue shorter-term discount notes as well as step-up, callable, and term fixed rate consolidated obligation bonds to capture attractive funding, match repricing structures on advances, and provide additional liquidity. We maintained continual access to funding and adapted our debt issuance to meet the needs of our members. During the first quarter of 2016, we continued to experience an increase in short-term funding needs, resulting from market conditions and short-term and callable advance demand, particularly for our variable rate callable advance products, that favored the issuance of shorter-term debt. Access to short-term debt markets has been reliable because investors, driven by risk aversion, have sought the FHLBanks' short-term debt as an asset of choice, which has led to advantageous funding opportunities and increased utilization of consolidated obligation discount notes. However, due to the short-term maturity of the debt, we may be exposed to additional risks associated with refinancing and our ability to access the capital markets.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of April 30, 2016, our consolidated obligations were rated AA+/A-1+ by Standard and Poor's and Aaa/P-1 by Moody's and both ratings had a stable outlook. For further discussion of how credit rating changes and our ability to access to the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2015 Form 10-K.

The Office of Finance and FHLBanks have contingency plans in place which prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of April 30, 2016, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase mortgage loans and investments. During the three months ended March 31, 2016, payments on consolidated obligations totaled $77.6 billion compared to $66.8 billion for the same period in 2015. A portion of these payments were due to the call of certain bonds in an effort to better match our projected asset cash flows. During the three months ended March 31, 2016 and 2015, we called bonds with a total par value of $0.3 billion and $7.2 billion.

During the three months ended March 31, 2016, advance disbursements totaled $58.0 billion compared to $17.5 billion for the same period in 2015. The increase was primarily due to an increase in borrowings from a large depository institution member and insurance company members. During the three months ended March 31, 2016, investment purchases (excluding overnight investments) totaled $33.7 billion compared to $49.3 billion for the same period in 2015. Investment purchases during each period were primarily driven by the purchase of money market investments in an effort to manage our liquidity position.

We also use liquidity to purchase mortgage loans, repay member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

LIQUIDITY REQUIREMENTS
Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At March 31, 2016 and December 31, 2015, we were in compliance with all three of the Finance Agency liquidity requirements.
In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At March 31, 2016 and December 31, 2015, we were in compliance with this liquidity guidance.
Capital

CAPITAL REQUIREMENTS

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock (including mandatorily redeemable capital stock), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock), additional capital from merger, and retained earnings. It does not include AOCI. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At March 31, 2016 and December 31, 2015, nonpermanent capital included additional capital from merger. At March 31, 2016 and December 31, 2015, we were in compliance with all three of the Finance Agency's regulatory capital requirements. Refer to "Item 1. Financial Statements — Note 12 — Capital" for additional information.

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

We reclassify capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) when a member provides written notice of redemption, gives notice of intention to withdraw from membership, becomes ineligible for continuing membership, or attains non-member status by merger or consolidation, charter termination, or other involuntary termination from membership.

The capital stock requirements established in our Capital Plan are designed so that we remain adequately capitalized as member activity changes. Our Board of Directors may make adjustments to the capital stock requirements within ranges established in our Capital Plan.

Capital stock owned by members in excess of their capital stock requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At March 31, 2016 and December 31, 2015, we had no excess capital stock outstanding.

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	March 31, 2016	December 31, 2015
Commercial banks	$3,353	$2,823
Thrifts	146	176
Credit unions	292	293
Non-captive insurance companies	816	768
Captive insurance companies	—	654
Total GAAP capital stock	4,607	4,714
Mandatorily redeemable capital stock	732	103
Total regulatory capital stock	$5,339	$4,817

The increase in total regulatory capital stock held at March 31, 2016 when compared to December 31, 2015 was primarily due to an increase in member activity. The decline in total GAAP capital stock held at March 31, 2016 when compared to December 31, 2015 was due to the reclassification of $723 million in captive insurance company capital stock to mandatorily redeemable capital stock in response to the Finance Agency final rule affecting membership eligibility that became effective February 19, 2016. For additional discussion on the final rule, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”

Additional Capital from Merger

We recognized net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a new capital account captioned “Additional capital from merger.” We treat this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends on capital stock have been paid from this account since the merger date and we intend to pay future dividends, when and if declared, from this account until the additional capital from merger balance is depleted.

Retained Earnings
Our Enterprise Risk Management Policy (ERMP) requires a minimum level of retained earnings and additional capital from merger based on the level of market risk, credit risk, and operational risk within the Bank plus the amount needed to maintain the minimum regulatory capital to total assets ratio. If realized financial performance results in these measures falling below the minimum level, we will establish an action plan as determined by our Board of Directors to enable us to return to our targeted level of retained earnings within twelve months. At March 31, 2016, our actual retained earnings and additional capital from merger were above the minimum level, and therefore no action plan was necessary.

We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance our capital position over time. It requires us to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At March 31, 2016 and December 31, 2015, our restricted retained earnings balance totaled $139 million and $101 million. One percent of our average balance of outstanding consolidated obligations for the three months ended December 31, 2015 was $1.2 billion. For more information on our JCE Agreement, refer to "Item 1. Business — Retained Earnings" in our 2015 Form 10-K.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended
	March 31,
	2016	2015
Aggregate cash dividends paid[1]	$31	$26
Effective combined annualized dividend rate paid on capital stock	2.82%	2.94%
Annualized dividend rate paid on membership capital stock	0.50%	0.50%
Annualized dividend rate paid on activity-based capital stock	3.50%	3.50%
Average three-month LIBOR	0.62%	0.26%

1	Amount for 2016 excludes $4 million paid on mandatorily redeemable capital stock, which is recorded as interest expense in the Bank's Statements of Income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our 2015 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2016.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Joint Proposed Rule on Incentive-Based Compensation Arrangements

On April 26, 2016, the Finance Agency, jointly with five other federal regulators, issued the rule contemplated by Section 956 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which requires implementation of regulations or guidelines to (1) prohibit incentive-based payment arrangements that these regulators determine encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss; and (2) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator.

The proposed rule identifies three categories of institutions that would be covered by these regulations based on average total consolidated assets, applying less prescriptive incentive-based compensation program requirements to the smallest covered institutions (Level 3) and progressively more rigorous requirements to the larger covered institutions (Level 1). The proposed rule specifies that the FHLBanks would fall into the middle category (Level 2). The proposed rule would supplement existing Finance Agency executive compensation rules.

If adopted in its current form, the proposed rule would, among other things, impose requirements related to our incentive-based compensation arrangements for covered persons, related to:

•	mandatory deferrals of 50 percent and 40 percent of annual incentive based compensation payments for senior executive officers and significant risk takers, respectively, over no less than 3 years;

•	risk of downward adjustment and forfeiture of awards;

•	clawbacks of vested compensation; and

•	limits on the maximum incentive-based compensation opportunity.

Comments are due on the proposed rule by July 22, 2016. We are currently assessing the effect of the proposed rule.
Finance Agency Final Rule on FHLBank Membership

On January 20, 2016, the Finance Agency issued a rule effective on February 19, 2016 that, among other things:

•	makes captive insurance companies ineligible for FHLBank membership; and

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

    In the final rule, the Finance Agency decided not to adopt certain proposed provisions that would have required FHLBank members to hold specified levels of home mortgage loan assets on an ongoing basis. For additional discussion on the anticipated impact of the final rule on our financial condition and results of operation, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances.”

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

Market Risk

We define market risk as the risk that Market Value of Capital Stock (MVCS) or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk, including mortgage prepayment risk, was our predominant type of market risk exposure during the three months ended March 31, 2016 and 2015. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and derivatives, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements.

Our key risk measures are MVCS Sensitivity and Projected Income Sensitivity.

MARKET VALUE OF CAPITAL STOCK SENSITIVITY

We define MVCS as an estimate of the market value of assets minus the market value of liabilities (excluding mandatorily redeemable capital stock) divided by the total shares of capital stock (including mandatorily redeemable capital stock) outstanding. It represents an estimation of the “liquidation value” of one share of our capital stock if all assets and liabilities were liquidated at current market prices. MVCS does not represent our long-term value, as it takes into account short-term market price fluctuations. These fluctuations are often unrelated to the long-term value of the cash flows from our assets and liabilities.

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

We monitor and manage to the MVCS policy limits to ensure the stability of the Bank's value. As of March 31, 2016, the policy limits for MVCS are 2.2 percent, 5 percent, and 12 percent declines from the base case in the up and down 50, 100, and 200 basis point parallel interest rate shift scenarios and 2.5 percent, 5.5 percent, and 13 percent declines from the base case in the up and down 50, 100, and 200 basis point non-parallel interest rate shift scenarios. Any policy limit breach requires a prompt action to address the measure outside of the policy limit and the breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors.

During the first quarter of 2008, due to the low interest rate environment, our Board of Directors suspended indefinitely the policy limit pertaining to the down 200 basis point parallel interest rate shift scenario. In October 2012, our Board of Directors amended the suspension by approving a rule for compliance to the down 200 basis point scenario that reinstates/suspends the associated policy limit when the 10-year swap rate increases above/drops below 2.50 percent and remains so for five consecutive days. At March 31, 2016 and December 31, 2015, the 10-year swap rate was below 2.50 percent and therefore the associated policy limit was suspended.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at March 31, 2016 and December 31, 2015:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March 31, 2016	$111.1	$113.8	$114.8	$116.0	$116.5	$116.3	$114.7
December 31, 2015	$110.4	$113.8	$115.4	$116.9	$117.5	$117.5	$116.3

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March 31, 2016	(4.3)%	(2.0)%	(1.1)%	—%	0.4%	0.2%	(1.1)%
December 31, 2015	(5.5)%	(2.6)%	(1.2)%	—%	0.5%	0.5%	(0.5)%

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at March 31, 2016 and December 31, 2015:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March 31, 2016	$116.0	$116.1	$116.2	$116.0	$115.3	$114.8	$112.3
December 31, 2015	$118.1	$118.2	$117.8	$116.9	$115.4	$114.0	$110.3

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March 31, 2016	—%	0.1%	0.2%	—%	(0.7)%	(1.1)%	(3.2)%
December 31, 2015	1.0%	1.1%	0.8%	—%	(1.3)%	(2.5)%	(5.6)%

The change in our base case MVCS at March 31, 2016 when compared to December 31, 2015 was primarily attributable to the following factors:

•
Option-adjusted spread: The spread between mortgage interest rates and LIBOR, adjusted for the mortgage prepayment option, increased at March 31, 2016 when compared to December 31, 2015. This had a negative impact on MVCS as it decreased the value of mortgage-related assets.

•
Increased shares of capital stock: Our capital stock balance increased at March 31, 2016 when compared to December 31, 2015 due to capital stock issued as a result of increased member advance activity. As we issued this capital stock at par, which is below our current MVCS value, our MVCS was negatively impacted.

•
Increase in Retained Earnings: We recorded net income of $187 million, which included a gain on a litigation settlement in the amount of $137 million, during the quarter ended March 31, 2016. This had a positive impact on our market value of equity, thereby increasing MVCS.

PROJECTED INCOME SENSITIVITY

We monitor projected 24-month income sensitivity to limit short-term earnings volatility of the Bank. The projected 24-month income sensitivity policy limit is based on forward interest rates, and business and risk management assumptions. The risk management assumption may result in a forecast differing from business expectations. The income sensitivity policy limit specifies a floor on our projected return on capital stock for each shock scenario. Our projected return on capital stock is computed as an annualized ratio of projected net income to average projected capital stock over the projection horizon. We were in compliance with the projected 24-month income simulation policy limit at March 31, 2016 and December 31, 2015. For more information on our Projected Income Sensitivity, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" in our 2015 Form 10-K.

Capital Adequacy

An adequate capital position is necessary for providing safe and sound operations of the Bank. Our key capital adequacy measure is Economic Value of Capital Stock (EVCS). In addition to EVCS, we maintain capital levels in accordance with Finance Agency regulations and monitor retained earnings and additional capital from merger.

ECONOMIC VALUE OF CAPITAL STOCK

We define EVCS as the net present value of expected future cash flows of our assets and liabilities (excluding mandatorily redeemable capital stock), discounted at our cost of funds, divided by the total shares of capital stock (including mandatorily redeemable capital stock) outstanding. This method reduces the impact of day-to-day price changes that cannot be attributed to any of the standard market factors, such as movements in interest rates or volatilities. Thus, EVCS provides an estimated measure of the long-term value of one share of our capital stock.

The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at March 31, 2016 and December 31, 2015:

Economic Value of Capital Stock (dollars per share)
March 31, 2016	$123.0
December 31, 2015	$123.1

The change in our EVCS at March 31, 2016 when compared to December 31, 2015 was primarily attributable to the following factors:

•
Increased shares of capital stock. Our capital stock balance increased at March 31, 2016 when compared to December 31, 2015 due to capital stock issued as a result of increased member activity. As we issued this capital stock at par, which is below our current EVCS value, our EVCS was negatively impacted.

•
Funding costs relative to the LIBOR swap curve. Our funding costs relative to the LIBOR swap curve decreased at March 31, 2016 when compared to December 31, 2015. This had a positive impact on EVCS mainly through its impact on the value of mortgage-related assets.

•
Increase in Retained Earnings. We recorded net income of $187 million, which included a gain on a litigation settlement in the amount of $137 million, during the quarter ended March 31, 2016. This had a positive impact on our retained earnings, thereby increasing EVCS.

RETAINED EARNINGS AND ADDITIONAL CAPTIAL FROM MERGER MINIMUM LEVEL AND REGULATORY CAPITAL REQUIREMENTS

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

At March 31, 2016 and December 31, 2015, borrowers pledged $299.5 billion and $268.8 billion of collateral (net of applicable discounts) to support activity with us, including advances. At March 31, 2016 and December 31, 2015, our advance balances were $101.2 billion and $89.2 billion. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on our credit products as of March 31, 2016 and December 31, 2015. Accordingly, we have not recorded any allowance for credit losses on our credit products.

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

Through our participation in the MPF program, we invest in conventional and government-insured residential mortgage loans that are acquired through or purchased from a participating financial institutions (PFI). We have offered eight MPF loan products under the MPF program: Original MPF, MPF 100, MPF 125, MPF Plus, MPF Government, MPF Government MBS, MPF Xtra, and MPF Direct. While still held in our Statements of Condition, we currently do not offer the MPF 100 or MPF Plus loan products. MPF Xtra, MPF Direct, and MPF Government MBS loans products are passed through to a third-party investor and are not maintained in our Statements of Condition.

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

The following table presents the unpaid principal balance of our MPF and MPP portfolios by product type (dollars in millions):

Product Type	March 31, 2016	December 31, 2015
MPF Conventional:
Original MPF	$848	$849
MPF 100	21	22
MPF 125	3,867	3,860
MPF Plus	816	871
MPF Government	540	547
Total MPF	6,092	6,149

MPP Conventional	436	464
MPP Government	48	50
Total MPP	484	514
Total mortgage loan unpaid principal balance	$6,576	$6,663

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

Conventional Mortgage Loans. For our conventional mortgage loans, we have several layers of legal loss protection that are defined in agreements among us and our PFIs. For our MPF loans, these loss layers may vary depending on the MPF product alternatives selected and consist of (i) homeowner equity, (ii) primary mortgage insurance (PMI), (iii) a FLA, and (iv) a credit enhancement obligation of the PFI. For our MPP loans, these loss layers consist of (i) homeowner equity, (ii) PMI, and (iii) a LRA. For a detailed discussion of these loss layers, refer to “Item 1. Financial Statements — Note 9 — Allowance for Credit Losses.”

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage loan portfolio. The following table presents a rollforward of the allowance for credit losses on our conventional MPF mortgage loans. The allowance for credit losses on our conventional MPP mortgage loans was less than $1 million during the three months ended March 31, 2016 (dollars in millions):

MPF
Balance, December 31, 2014	$5
Charge-offs	(4)
Balance, March 31, 2015	$1

Balance, December 31, 2015	$1
Charge-offs	(1)
Recoveries	1
Balance, March 31, 2016	$1

A charge-off is recorded if it is estimated that the recorded investment in a loan will not be recovered. The Bank evaluates whether to record a charge-off based upon the occurrence of a confirming event, including but not limited to, the occurrence of foreclosure or when a loan is deemed collateral-dependent. The Bank charges-off the portion of the outstanding conventional mortgage loan balance in excess of the fair value of the underlying collateral, which is determined using property values, less selling costs and expected proceeds from PMI.

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At March 31, 2016, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from one to 15 percent based on the counterparty's credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of two to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. At March 31, 2016, we were in compliance with the regulatory limits established for unsecured credit.

Our short-term portfolio may include, but is not limited to, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposit, commercial paper, and U.S. Treasury obligations. Our long-term portfolio may include, but is not limited to, other U.S. obligations, GSE and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. We face credit risk from unsecured exposures primarily within our short-term portfolio. We do not consider investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the FDIC to be unsecured.

We generally limit unsecured credit exposure to the following overnight investment types:

•	Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions.

•	Commercial paper. Unsecured debt issued by corporations, typically for the financing of accounts receivable, inventories, and meeting short-term liabilities.

At March 31, 2016, our unsecured investment exposure consisted of Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at March 31, 2016 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating [1]
Domicile of Counterparty	AA	A	Total
Domestic	$325	$—	$325
U.S subsidiaries of foreign commercial banks	—	300	300
Total domestic and U.S. subsidiaries of foreign commercial banks	325	300	625
U.S. branches and agency offices of foreign commercial banks
Sweden	—	500	500
Australia	300	—	300
Canada	—	1,100	1,100
Germany	—	500	500
Norway	—	500	500
France	—	325	325
Finland	500	—	500
Total U.S. branches and agency offices of foreign commercial banks	800	2,925	3,725
Total unsecured investment exposure	$1,125	$3,225	$4,350

1	Represents the lowest credit rating available for each investment based on an NRSRO.

Investment Ratings

The following tables summarize the carrying value of our investments by credit rating (dollars in millions):

	March 31, 2016
	Credit Rating[1]
	AAA	AA2	A	BBB	BB or Lower	Total
Interest-bearing deposits[3]	$—	$2	$—	$—	$—	$2
Securities purchased under agreements to resell	3,500	—	1,250	4,250	—	9,000
Federal funds sold	—	1,125	3,225	—	—	4,350
Investment securities:
Mortgage-backed securities
GSE single-family	—	5,933	—	—	—	5,933
GSE multifamily	—	10,294	—	—	—	10,294
Other U.S. obligations single-family[4]	—	2,586	—	—	—	2,586
Other U.S. obligations commercial[4]	—	5	—	—	—	5
Private-label residential	—	—	6	10	3	19
Total mortgage-backed securities	—	18,818	6	10	3	18,837
Non-mortgage-backed securities
U.S. Treasury obligations[4]	—	1,598	—	—	—	1,598
Other U.S. obligations[4]	—	4,143	—	—	—	4,143
GSE and Tennessee Valley Authority obligations	—	5,353	—	—	—	5,353
State or local housing agency obligations	1,294	513	—	—	—	1,807
Other	470	106	—	—	—	576
Total non-mortgage-backed securities	1,764	11,713	—	—	—	13,477
Total investments[5]	$5,264	$31,658	$4,481	$4,260	$3	$45,666

	December 31, 2015
	Credit Rating[1]
	AAA	AA	A	BBB	BB or Lower	Total
Interest-bearing deposits[3]	$—	$2	$—	$—	$—	$2
Securities purchased under agreements to resell	1,625	150	—	5,000	—	6,775
Federal funds sold	—	450	1,820	—	—	2,270
Investment securities:
Mortgage-backed securities
GSE single-family	—	6,260	—	—	—	6,260
GSE multifamily	—	10,145	—	—	—	10,145
Other U.S. obligations single-family[4]	—	2,317	—	—	—	2,317
Other U.S. obligations commercial[4]	—	6	—	—	—	6
Private-label residential	—	—	7	11	2	20
Total mortgage-backed securities	—	18,728	7	11	2	18,748
Non-mortgage-backed securities
Other U.S. obligations[4]	—	4,222	—	—	—	4,222
GSE and Tennessee Valley Authority obligations	—	5,593	—	—	—	5,593
State or local housing agency obligations	1,465	538	—	—	—	2,003
Other	451	103	—	—	—	554
Total non-mortgage-backed securities	1,916	10,456	—	—	—	12,372
Total investments[5]	$3,541	$29,786	$1,827	$5,011	$2	$40,167

1	Represents the lowest credit rating available for each investment based on an NRSRO.

2	On April 19, 2016, Fitch downgraded the credit rating on certain state or local housing agency obligations with a carrying value of $295 million to single-A.

3	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

4	Represents investment securities backed by the full faith and credit of the U.S. Government.

5	At March 31, 2016 and December 31, 2015, ten and six percent of our total investments were unsecured.

Our total investments increased at March 31, 2016 when compared to December 31, 2015. The increase was primarily due to the purchase of money market investments needed to manage our liquidity position. In addition, we purchased certain U.S. Treasury obligations and MBS during the quarter.

At March 31, 2016 and December 31, 2015, we did not consider any of our investments to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 6— Other-Than-Temporary Impairment.”

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

We limit our investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or those we determine to be investment quality at the time of purchase. We perform ongoing analysis on these investments to determine potential credit issues. At March 31, 2016 and December 31, 2015, we owned $18.8 billion and $18.7 billion of MBS, of which approximately 99.9 percent were guaranteed by the U.S. Government or issued by GSEs and 0.1 percent were private-label MBS during both periods.

Our private-label MBS are variable rate securities backed by prime loans that were securitized prior to 2004. We record these investments as HTM. The following table summarizes characteristics of our private-label MBS (dollars in millions):

March 31, 2016
Credit rating:
A	$6
BBB	10
BB	2
B	1
Total unpaid principal balance	$19

Amortized cost	$19
Gross unrealized gains	—
Gross unrealized losses	(1)
Fair value	$18

Weighted average percentage of fair value to unpaid principal balance	97.0%
Original weighted average FICO® score	725
Original weighted average credit support[1]	3.9%
Weighted average credit support[2]	13.0%
Weighted average collateral delinquency rate[3]	5.5%

1	Based on the credit support at the time of issuance and is calculated using the current unpaid principal balance of the individual securities.

2	Based on the credit support as of March 31, 2016 and is calculated using the current unpaid principal balance of the individual securities.

3	Represents the percentage of underlying loans that are 60 days or more past due.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	March 31, 2016
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives	$—	$—	$—	$—
Cleared derivatives[2]	—	—	—	—
Liability positions with credit exposure
Uncleared derivatives	—	—	—	—
Cleared derivatives[2]	23,482	(461)	554	93
Total derivative positions with credit exposure to non-member counterparties	23,482	(461)	554	93
Member institutions[3,4]	72	—	—	—
Total	23,554	$(461)	$554	$93
Derivative positions without credit exposure	15,279
Total notional	$38,833

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Represents derivative transactions cleared with Clearinghouses that are not rated.

3	Net credit exposure is less than $1 million.

4	Represents mortgage delivery commitments with our member institutions.

The following table shows our derivative counterparty credit exposure (dollars in millions):

	December 31, 2015
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A2	$15	$—	$—	$—
Liability positions with credit exposure
Uncleared derivatives
A2	370	(11)	11	—
BBB[2]	1,268	(23)	23	—
Cleared derivatives[3]	22,851	(254)	348	94
Total derivative positions with credit exposure to non-member counterparties	24,504	(288)	382	94
Member institutions[2,4]	34	—	—	—
Total	24,538	$(288)	$382	$94
Derivative positions without credit exposure	14,740
Total notional	$39,278

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Net credit exposure is less than $1 million.

3	Represents derivative transactions cleared with Clearinghouses that are not rated.

4	Represents mortgage delivery commitments with our member institutions.

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

Strategic Risk

We define strategic risk as the risk of an adverse impact on our mission, financial condition, or current and future profitability resulting from external factors that may occur in both the short- and long-term. Strategic risk includes political, reputation, regulatory, and/or environmental factors, many of which are beyond our control. From time to time, proposals are made, or legislative and regulatory changes are considered, which could affect our cost of doing business or other aspects of our business. We mitigate strategic risk through strategic business planning and monitoring of our external environment. For additional information on some of the more important risks we face, refer to "Item 1A. Risk Factors" in our 2015 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk” and the sections referenced therein for quantitative and qualitative disclosures about market risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act) is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our President and chief executive officer (CEO), and chief financial officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, and management's previous identification of material weaknesses in our internal control over financial reporting at December 31, 2015, our President and CEO, and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

As previously disclosed in our 2015 Form 10-K, management identified three material weaknesses in our internal control over financial reporting:

1.
We did not maintain effective control over multiple changes within our business environment during 2015, including certain implications of the Merger, based on the criteria established in the COSO framework. COSO Principle 9 states that an organization should identify and assess changes that could significantly impact the system of internal controls. As these significant changes occur, the scope and nature of the organization’s leadership, priorities, business model, and business processes and activities need to adapt and evolve because a control infrastructure effective in one set of conditions might not be effective when those conditions change significantly. Our internal control infrastructure failed to effectively adapt to and evolve around multiple business environment changes that occurred during 2015.

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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Management is committed to improving our overall system of internal control over financial reporting and is taking steps to fully remediate the identified material weaknesses. The following briefly describes certain remediation actions we have taken or plan to take to address these material weaknesses:

1.
Management is revising existing risk assessment practices to facilitate timely, recurring evaluations of internal controls over financial reporting for known and/or expected changes in our business environment during each calendar year. This process includes a complete review and assessment of our system of internal control over financial reporting conducted by an independent third party working closely with Bank staff. Management is adding staff to support this critical business function.

2.
Management is completing a design of a new control structure surrounding spreadsheets and other applications used in the financial reporting and close process as part of a comprehensive project to address the related material weakness. Once completed, this project will increase the number and effectiveness of controls surrounding spreadsheets utilized in the financial reporting process.

3.
Management has completed a plan to enhance access controls over key IT applications used in the financial reporting and close process. This plan includes strengthening existing controls, adding additional controls and adding staff to IT to support the effective execution of these controls.

Management believes that the measures described above should be sufficient to strengthen our internal control over financial reporting and remediate the identified material weaknesses. We cannot assure you, however, that these steps will remediate such weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions. The material weaknesses cannot be considered remediated until the applicable remedial actions and resulting internal controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2016, management continued to take steps to remediate the material weaknesses and other control deficiencies identified at December 31, 2015. Other than these remediation steps, there have been no changes in our internal control over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting at March 31, 2016.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As a result of the Merger, we are currently involved in a number of legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairments of certain private-label MBS, as described below. Although the Seattle Bank sold all private-label MBS during the first quarter of 2015, we continue to be involved in these proceedings. The private-label MBS litigation is described in “Part I. Item 3. Legal Proceedings” in our 2015 Form 10-K and below. After consultation with legal counsel, other than the private-label MBS litigation, we do not believe any legal proceedings to which we are a party could have a material impact on our financial condition, results of operations, or cash flows.

Private-Label MBS Litigation

As the Seattle Bank previously reported, in December of 2009, it filed 11 complaints in the Superior Court of Washington for King County relating to private-label MBS that it purchased from various dealers and financial institutions in an aggregate original principal amount of approximately $4 billion. The Seattle Bank's complaints under Washington State law requested rescission of its purchases of the securities and repurchases of the securities by the defendants for the original purchase prices plus eight percent per annum (plus related costs), minus distributions on the securities received by the Seattle Bank. The Seattle Bank asserted that the defendants made untrue statements and omitted important information in connection with their sales of the securities to the Seattle Bank.

In October 2010, each defendant group filed a motion to dismiss the proceedings against it. The issues raised by those motions were fully briefed and were the subject of oral arguments that occurred in March and April 2011. In a series of decisions handed down in June, July, and August 2011, the judge handling the pre-trial motions ruled in favor of the Seattle Bank on all issues, except that the judge granted the defendants' motions to dismiss certain of the Seattle Bank's allegations of misrepresentation as to owner occupancy of properties securing loans in the securitized loan pools. In addition, the judge granted motions to dismiss a group of related entities as defendants in one of the 11 cases for lack of personal jurisdiction. The resolution of the pre-trial motions allowed the cases to proceed to the discovery phase, which is complete. In a series of rulings in November 2015, the judge denied the defendants' motions for summary judgment on common issues and granted Seattle Bank's motion to strike the seller defendants' due diligence defenses. The Court has ruled on one defendant’s summary judgment motion on individual issues, granting summary judgment for the defendant as to two certificates and denying summary judgment as to two other certificates. Other defendants' motions for summary judgment on individual issues are fully briefed and are awaiting decision. Of the 11 cases initially filed, only four remain active. As of April 30, 2016, these four actions cover private-label MBS in the aggregate original principal amount of $1.5 billion. The first trials for the remaining four defendant groups will likely be held no earlier than the last quarter of 2016. Estimating the timing of trials, however, can be very difficult, and actual trial dates may be earlier or later than our estimate.

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
During the three months ended March 31, 2016, we settled one of our private-label MBS claims and recognized $137 million in net gains on litigation settlements. We continue to pursue litigation with the other defendants. During the three months ended March 31, 2015, we did not record any net gains on litigation settlements.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2015 Form 10-K. There have been no material changes to our risk factors during the three months ended March 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective February 10, 2016[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended and approved by the Federal Housing Finance Agency on May 31, 2015[1]
10.1	Federal Home Loan Bank of Des Moines Fifth Amended and Restated Benefit Equalization Plan, effective January 1, 2016[3]
10.2	2016 Director Fee Policy, effective January 1, 2016[3]
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

1	Incorporated by reference to our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

2	Incorporated by reference to our Form 8-K filed with the SEC on February 17, 2016 (Commission File No. 000-51999).

3	Incorporated by reference to our Form 10-K filed with the SEC on March 21, 2016 (Commission File No. 000-51999).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	May 9, 2016

By:	/s/ Michael L. Wilson
Michael L. Wilson President and Chief Executive Officer

By:	/s/ Ardis E. Kelley
Ardis E. Kelley Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)