Form 10-Q
period 2016-06-30
Federal Home Loan Bank of Des Moines
filed 2016-08-10
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2016
Class B Stock, par value $100	60,781,396

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$460	$982
Interest-bearing deposits	2	2
Securities purchased under agreements to resell	6,800	6,775
Federal funds sold	4,350	2,270
Investment securities
Trading securities (Note 3)	5,686	4,047
Available-for-sale securities (Note 4)	21,917	20,988
Held-to-maturity securities (fair value of $5,491 and $6,142) (Note 5)	5,388	6,085
Total investment securities	32,991	31,120
Advances (includes $2 and $8 at fair value under the fair value option) (Note 7)	116,294	89,173
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1 (Notes 8 and 9)	6,640	6,755
Accrued interest receivable	168	143
Premises, software, and equipment, net	29	25
Derivative assets, net (Note 10)	90	94
Other assets	36	35
TOTAL ASSETS	$167,860	$137,374
LIABILITIES
Deposits
Interest-bearing	$969	$924
Non-interest-bearing	97	186
Total deposits	1,066	1,110
Consolidated obligations (Note 11)
Discount notes	92,521	98,990
Bonds (includes $15 and $15 at fair value under the fair value option)	66,599	31,208
Total consolidated obligations	159,120	130,198
Mandatorily redeemable capital stock (Note 12)	698	103
Accrued interest payable	133	119
Affordable Housing Program payable	101	62
Derivative liabilities, net (Note 10)	86	102
Other liabilities	152	55
TOTAL LIABILITIES	161,356	131,749
Commitments and contingencies (Note 14)
CAPITAL (Note 12)
Capital stock - Class B putable ($100 par value); 52 and 47 issued and outstanding shares	5,241	4,714
Additional capital from merger	128	194
Retained earnings
Unrestricted	1,035	700
Restricted	185	101
Total retained earnings	1,220	801
Accumulated other comprehensive income (loss)	(85)	(84)
TOTAL CAPITAL	6,504	5,625
TOTAL LIABILITIES AND CAPITAL	$167,860	$137,374

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015 Revised	2016	2015 Revised
INTEREST INCOME
Advances	$188	$63	$357	$129
Prepayment fees on advances, net	1	8	5	9
Interest-bearing deposits	—	—	1	—
Securities purchased under agreements to resell	5	2	9	3
Federal funds sold	4	1	8	2
Trading securities	14	9	26	18
Available-for-sale securities	57	36	113	67
Held-to-maturity securities	19	13	40	21
Mortgage loans held for portfolio	59	61	120	120
Total interest income	347	193	679	369
INTEREST EXPENSE
Consolidated obligations - Discount notes	113	15	222	30
Consolidated obligations - Bonds	135	97	251	190
Mandatorily redeemable capital stock	5	1	9	1
Total interest expense	253	113	482	221
NET INTEREST INCOME	94	80	197	148
Provision (reversal) for credit losses on mortgage loans	1	1	1	1
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	93	79	196	147
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	18	(27)	53	(8)
Net gains (losses) on derivatives and hedging activities	(30)	35	(73)	4
Net gains (losses) on disposal of fixed assets	—	(3)	—	(3)
Gains on litigation settlements, net	200	—	337	—
Other, net	4	1	7	4
Total other income (loss)	192	6	324	(3)
OTHER EXPENSE
Compensation and benefits	12	12	26	22
Contractual services	3	4	6	5
Professional fees	3	1	4	2
Merger related expenses	—	33	—	35
Other operating expenses	5	3	9	6
Federal Housing Finance Agency	2	2	4	3
Office of Finance	1	1	3	2
Other, net	1	—	2	1
Total other expense	27	56	54	76
NET INCOME BEFORE ASSESSMENTS	258	29	466	68
Affordable Housing Program assessments	26	3	47	7
NET INCOME	$232	$26	$419	$61

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015 Revised	2016	2015 Revised
Net income	$232	$26	$419	$61
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	36	(9)	(1)	(2)
Pension and postretirement benefits	1	1	—	1
Total other comprehensive income (loss)	37	(8)	(1)	(1)
TOTAL COMPREHENSIVE INCOME (LOSS)	$269	$18	$418	$60

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class A (putable)		Capital Stock Class B (putable)		Total Capital Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value
BALANCE, DECEMBER 31, 2014	—	$—	35	$3,469	35	$3,469
Proceeds from issuance of capital stock	—	—	12	1,255	12	1,255
Capital stock issued from merger	—	31	9	863	9	894
Repurchases/redemptions of capital stock	—	(31)	(18)	(1,791)	(18)	(1,822)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	1	89	1	89
Additional capital from merger	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	—	—	—
Cash dividends on capital stock	—	—	—	—	—	—
BALANCE, JUNE 30, 2015 REVISED	—	$—	39	$3,885	39	$3,885

BALANCE, DECEMBER 31, 2015	—	$—	47	$4,714	47	$4,714
Proceeds from issuance of capital stock	—	—	32	3,232	32	3,232
Repurchases/redemptions of capital stock	—	—	(20)	(1,974)	(20)	(1,974)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	(7)	(731)	(7)	(731)
Comprehensive income (loss)	—	—	—	—	—	—
Cash dividends on capital stock	—	—	—	—	—	—
BALANCE, JUNE 30, 2016	—	$—	52	$5,241	52	$5,241

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL (continued from previous page)
(dollars and shares in millions)
(Unaudited)

	Additional Capital from Merger	Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
		Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2014	$—	$645	$75	$720	$123	$4,312
Proceeds from issuance of capital stock	—	—	—	—	—	1,255
Capital stock issued from merger	—	—	—	—	—	894
Repurchases/redemptions of capital stock	—	—	—	—	—	(1,822)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	—	89
Additional capital from merger	246	—	—	—	—	246
Comprehensive income (loss)	—	49	12	61	(1)	60
Cash dividends on capital stock	—	(50)	—	(50)	—	(50)
BALANCE, JUNE 30, 2015 REVISED	$246	$644	$87	$731	$122	$4,984

BALANCE, DECEMBER 31, 2015	$194	$700	$101	$801	$(84)	$5,625
Proceeds from issuance of capital stock	—	—	—	—	—	3,232
Repurchases/redemptions of capital stock	—	—	—	—	—	(1,974)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	—	(731)
Comprehensive income (loss)	—	335	84	419	(1)	418
Cash dividends on capital stock	(66)	—	—	—	—	(66)
BALANCE, JUNE 30, 2016	$128	$1,035	$185	$1,220	$(85)	$6,504

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015 Revised
OPERATING ACTIVITIES
Net income	$419	$61
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	52	18
Net (gains) losses on trading securities	(53)	8
Net change in derivatives and hedging activities	45	(26)
Other adjustments	(8)	2
Net change in:
Accrued interest receivable	(37)	(5)
Other assets	(2)	2
Accrued interest payable	14	(2)
Other liabilities	38	10
Total adjustments	49	7
Net cash provided by (used in) operating activities	468	68
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(460)	114
Securities purchased under agreements to resell	(25)	(2,559)
Federal funds sold	(2,080)	(1,140)
Premises, software, and equipment	(5)	(3)
Cash transferred for merger	—	2,341
Trading securities
Proceeds from maturities of long-term	12	12
Purchases of long-term	(1,598)	—
Available-for-sale securities
Proceeds from sales and maturities of long-term	1,306	725
Purchases of long-term	(1,791)	(1,080)
Held-to-maturity securities
Proceeds from sales and maturities of long-term	752	320
Purchases of long-term	—	(89)
Advances
Principal collected	90,807	52,388
Originated	(117,776)	(46,258)
Mortgage loans held for portfolio
Principal collected	555	603
Originated or purchased	(452)	(468)
Proceeds from sales of foreclosed assets	9	6
Net cash provided by (used in) investing activities	(30,746)	4,912

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015 Revised
FINANCING ACTIVITIES
Net change in deposits	(44)	151
Net payments on derivative contracts with financing elements	(3)	(4)
Net proceeds from issuance of consolidated obligations
Discount notes	143,494	123,100
Bonds	49,439	9,867
Payments for maturing and retiring consolidated obligations
Discount notes	(150,017)	(123,097)
Bonds	(14,169)	(13,851)
Proceeds from issuance of capital stock	3,232	1,255
Payments for repurchases/redemptions of capital stock	(1,974)	(1,822)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(136)	(541)
Cash dividends paid	(66)	(50)
Net cash provided by (used in) financing activities	29,756	(4,992)
Net increase (decrease) in cash and due from banks	(522)	(12)
Cash and due from banks at beginning of the period	982	495
Cash and due from banks at end of the period	$460	$483

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$783	$496
Affordable Housing Program payments	8	5
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	11	7
Traded but not yet settled investment security purchases	99	28
Mortgage loan charge-offs	1	5
Transfers of mortgage loans to real estate owned	5	4
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	731	(89)
Capital stock issued from merger	—	894
Assets acquired (liabilities assumed) from merger:
Trading securities	—	551
Available-for-sale securities	—	9,825
Held-to-maturity securities	—	5,829
Advances	—	9,191
Mortgage loans held for portfolio	—	615
Accrued interest receivable	—	47
Premises, software, and equipment	—	3
Derivative assets	—	40
Other assets	—	22
Deposits	—	(371)
Consolidated obligation discount notes	—	(12,449)
Consolidated obligation bonds	—	(13,613)
Mandatorily redeemable capital stock	—	(725)
Accrued interest payable	—	(38)
Affordable Housing Program payable	—	(17)
Derivative liabilities	—	(74)
Other liabilities	—	(37)

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

On May 31, 2015, the Bank completed the merger (the Merger) with the Federal Home Loan Bank of Seattle (Seattle Bank). The Merger had a significant impact on all aspects of the Bank's financial condition, results of operations, and cash flows. As a result, income statement results for the current period are not directly comparable to results prior to the Merger.

The following unaudited pro forma information has been prepared by adjusting the Bank's historical data to give effect to the Merger as if it had occurred on January 1, 2014 (dollars in millions):

Six Months Ended
June 30, 2015 Revised
Interest income	$464
Net income	$65

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

RECLASSIFICATIONS

The Bank's 2015 financial statements and footnotes have been reclassified to conform to the presentation for the three and six months ended June 30, 2016. These amounts were not deemed to be material.

REVISIONS TO SECOND QUARTER 2015 FINANCIAL STATEMENTS

During the third quarter of 2015, the Bank identified certain immaterial errors in its previously issued financial statements and footnotes for the three and six months ended June 30, 2015 related to hedge ineffectiveness calculations on swapped available-for-sale (AFS) investments. Management determined after evaluating the quantitative and qualitative aspects of these errors that the previously issued financial statements and footnotes were not materially misstated. The Bank chose to revise the information for the three and six months ended June 30, 2015 in the Third Quarter 2015 Form 10-Q filing. Accordingly, where presented in this Form 10-Q filing, the June 30, 2015 balance sheet and income statement data has been revised for this error.

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank's significant accounting policies during the six months ended June 30, 2016, with the exception of one policy noted below. Descriptions of all significant accounting policies are included in "Note 1 - Summary of Significant Accounting Policies" in the 2015 Form 10-K.

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

ISSUED ACCOUNTING GUIDANCE

Measurement of Credit Losses on Financial Instruments

On June 16, 2016, the FASB issued amended guidance for the accounting of credit losses on financial instruments. The amendments require entities to measure expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The new guidance requires a financial asset, or a group of financial assets, measured at amortized cost to be presented at the net amount expected to be collected. The guidance also requires, among other things, the following:

•
The statement of income to reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period.

•
Entities to determine the allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (PCD assets) that are measured at amortized cost in a similar manner to other financial assets measured at amortized cost. The initial allowance for credit losses is required to be added to the purchase price of the assets acquired.

•
Entities to record credit losses relating to AFS debt securities through an allowance for credit losses. The amendments limit the allowance for credit losses to the amount by which fair value is below amortized cost.

•	Public entities to further disaggregate the current disclosure of credit quality indicators in relation to the amortized cost of financing receivables by the year of origination (i.e., vintage).

This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2020. Early application is permitted as of the interim and annual reporting periods beginning after December 15, 2018. This guidance should be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In addition, entities are required to use a prospective transition approach for PCD assets upon adoption and for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Bank is in the process of evaluating this guidance, and its effect on the Bank's financial condition, results of operations, and cash flows has not yet been determined.

Contingent Put and Call Options in Debt Instruments

On March 14, 2016, the FASB issued amendments to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The guidance requires entities to apply only the four-step decision sequence when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2017, and early adoption is permitted. The guidance should be applied on a modified retrospective basis to existing debt instruments as of the beginning of the period for which the amendments are effective. The Bank is in the process of evaluating this guidance, but its effect on the Bank's financial condition, results of operations, or cash flows is not expected to be material.
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

On August 12, 2015, the FASB issued an amendment to defer the effective date of this guidance issued in May 2014 by one year. In 2016, the FASB has issued additional amendments to clarify certain aspects of the new revenue guidance. However, these amendments do not change the core principle in the new revenue standard.

This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2018. Early application is permitted only as of the interim and annual reporting periods beginning after December 15, 2016. The Bank is in the process of evaluating this guidance, but its effect on the Bank's financial condition, results of operations, and cash flows is not expected to be material.

Note 3 — Trading Securities

MAJOR SECURITY TYPES

Trading securities were as follows (dollars in millions):

	June 30, 2016	December 31, 2015
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$1,600	$—
Other U.S. obligations[1]	236	237
GSE and Tennessee Valley Authority obligations	3,085	3,077
Other[2]	289	276
Total non-mortgage-backed securities	5,210	3,590
Mortgage-backed securities
GSE multifamily	476	457
Total fair value	$5,686	$4,047

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Consists of taxable municipal bonds.

NET GAINS (LOSSES) ON TRADING SECURITIES

During the three and six months ended June 30, 2016, the Bank recorded net holding gains of $18 million and $53 million on its trading securities compared to net holding losses of $27 million and $8 million for the same periods in 2015. The Bank did not sell any trading securities during the three and six months ended June 30, 2016 and 2015.

Note 4 — Available-for-Sale Securities

MAJOR SECURITY TYPES

AFS securities were as follows (dollars in millions):

	June 30, 2016
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$3,853	$3	$(27)	$3,829
GSE and Tennessee Valley Authority obligations	1,606	11	(19)	1,598
State or local housing agency obligations	1,025	1	(1)	1,025
Other[3]	293	3	—	296
Total non-mortgage-backed securities	6,777	18	(47)	6,748
Mortgage-backed securities
Other U.S. obligations single-family[2]	3,249	2	(14)	3,237
GSE single-family	1,432	16	—	1,448
GSE multifamily	10,542	39	(97)	10,484
Total mortgage-backed securities	15,223	57	(111)	15,169
Total	$22,000	$75	$(158)	$21,917

	December 31, 2015
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$4,010	$4	$(29)	$3,985
GSE and Tennessee Valley Authority obligations	2,124	14	(23)	2,115
State or local housing agency obligations	1,048	—	(1)	1,047
Other[3]	276	4	(2)	278
Total non-mortgage-backed securities	7,458	22	(55)	7,425
Mortgage-backed securities
Other U.S. obligations single-family[2]	2,284	—	(14)	2,270
GSE single-family	1,593	13	(1)	1,605
GSE multifamily	9,735	36	(83)	9,688
Total mortgage-backed securities	13,612	49	(98)	13,563
Total	$21,070	$71	$(153)	$20,988

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	Consists of taxable municipal bonds and/or Private Export Funding Corporation (PEFCO) bonds.

UNREALIZED LOSSES

The following tables summarize AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	June 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$1,586	$(14)	$1,912	$(13)	$3,498	$(27)
GSE and Tennessee Valley Authority obligations	548	(14)	638	(5)	1,186	(19)
State or local housing agency obligations	721	(1)	—	—	721	(1)
Other[2]	104	—	—	—	104	—
Total non-mortgage-backed securities	2,959	(29)	2,550	(18)	5,509	(47)
Mortgage-backed securities
Other U.S. obligations single-family[1]	2,083	(12)	204	(2)	2,287	(14)
GSE single-family	80	—	28	—	108	—
GSE multifamily	5,448	(64)	2,751	(33)	8,199	(97)
Total mortgage-backed securities	7,611	(76)	2,983	(35)	10,594	(111)
Total	$10,570	$(105)	$5,533	$(53)	$16,103	$(158)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$3,645	$(29)	$—	$—	$3,645	$(29)
GSE and Tennessee Valley Authority obligations	1,701	(23)	—	—	1,701	(23)
State or local housing agency obligations	555	(1)	6	—	561	(1)
Other[2]	97	(2)	—	—	97	(2)
Total non-mortgage-backed securities	5,998	(55)	6	—	6,004	(55)
Mortgage-backed securities
Other U.S. obligations single-family[1]	2,270	(14)	—	—	2,270	(14)
GSE single-family	277	(1)	33	—	310	(1)
GSE multifamily	8,166	(66)	926	(17)	9,092	(83)
Total mortgage-backed securities	10,713	(81)	959	(17)	11,672	(98)
Total	$16,711	$(136)	$965	$(17)	$17,676	$(153)

1	Represents investments securities backed by the full faith and credit of the U.S. Government.

2	Consists of taxable municipal bonds and/or PEFCO bonds.

CONTRACTUAL MATURITY

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	June 30, 2016		December 31, 2015
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$149	$151	$430	$431
Due after one year through five years	637	644	968	978
Due after five years through ten years	4,769	4,744	4,664	4,637
Due after ten years	1,222	1,209	1,396	1,379
Total non-mortgage-backed securities	6,777	6,748	7,458	7,425
Mortgage-backed securities	15,223	15,169	13,612	13,563
Total	$22,000	$21,917	$21,070	$20,988

NET GAINS (LOSSES) FROM SALE OF AFS SECURITIES

During the six months ended June 30, 2016, the Bank received $287 million in proceeds from the sale of AFS securities and recognized gains of less than $1 million. During the three months ended June 30, 2016 and the three and six months ended June 30, 2015, the Bank did not sell any AFS securities.

PREPAYMENT FEES

Prepayment fees on AFS securities are recorded as interest income in the Statements of Income. During the six months ended June 30, 2016, AFS MBS were prepaid and the Bank received $3 million in prepayment fees, which were offset in part by fair value hedging adjustments and discount amortization of $1 million. During the three months ended June 30, 2016 and the three and six months ended June 30, 2015, the Bank did not receive any prepayment fees on AFS securities.

Note 5 — Held-to-Maturity Securities

MAJOR SECURITY TYPES

Held-to-maturity (HTM) securities were as follows (dollars in millions):

	June 30, 2016
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$399	$91	$—	$490
State or local housing agency obligations	819	9	(4)	824
Total non-mortgage-backed securities	1,218	100	(4)	1,314
Mortgage-backed securities
Other U.S. obligations single-family[2]	35	—	—	35
Other U.S. obligations commercial[2]	5	—	—	5
GSE single-family	4,112	14	(6)	4,120
Private-label residential	18	—	(1)	17
Total mortgage-backed securities	4,170	14	(7)	4,177
Total	$5,388	$114	$(11)	$5,491

	December 31, 2015
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$401	$57	$(2)	$456
State or local housing agency obligations	956	9	—	965
Total non-mortgage-backed securities	1,357	66	(2)	1,421
Mortgage-backed securities
Other U.S. obligations single-family[2]	47	—	—	47
Other U.S. obligations commercial[2]	6	—	—	6
GSE single-family	4,655	9	(15)	4,649
Private-label residential	20	—	(1)	19
Total mortgage-backed securities	4,728	9	(16)	4,721
Total	$6,085	$75	$(18)	$6,142

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

UNREALIZED LOSSES

The following tables summarize HTM securities with unrealized losses by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	June 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
State or local housing agency obligations	$515	$(4)	$5	$—	$520	$(4)
Total non-mortgage-backed securities	515	(4)	5	—	520	(4)
Mortgage-backed securities
Other U.S. obligations single-family[1]	34	—	—	—	34	—
Other U.S. obligations commercial[1]	1	—	3	—	4	—
GSE single-family	2,309	(5)	248	(1)	2,557	(6)
Private-label residential	—	—	11	(1)	11	(1)
Total mortgage-backed securities	2,344	(5)	262	(2)	2,606	(7)
Total	$2,859	$(9)	$267	$(2)	$3,126	$(11)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage backed securities
GSE and Tennessee Valley Authority obligations	$96	$(2)	$—	$—	$96	$(2)
State or local housing agency obligations	93	—	—	—	93	—
Total non-mortgage-backed securities	189	(2)	—	—	189	(2)
Mortgage-backed securities
Other U.S. obligations single-family[1]	40	—	—	—	40	—
Other U.S. obligations commercial[1]	5	—	—	—	5	—
GSE single-family	3,052	(15)	20	—	3,072	(15)
Private-label residential	—	—	13	(1)	13	(1)
Total mortgage-backed securities	3,097	(15)	33	(1)	3,130	(16)
Total	$3,286	$(17)	$33	$(1)	$3,319	$(18)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	June 30, 2016		December 31, 2015
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$9	$9	$18	$18
Due after one year through five years	69	69	131	131
Due after five years through ten years	404	454	409	440
Due after ten years	736	782	799	832
Total non-mortgage-backed securities	1,218	1,314	1,357	1,421
Mortgage-backed securities	4,170	4,177	4,728	4,721
Total	$5,388	$5,491	$6,085	$6,142

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

The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of two percent to an increase of ten percent over the twelve month period beginning April 1, 2016. For the vast majority of markets, the projected short-term housing price changes range from an increase of two percent to an increase of six percent. Thereafter, a unique path is projected for each geographical area based on an internally developed framework derived from historical data.

The Bank compared the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At June 30, 2016, the Bank's cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell its private-label MBS and it is not more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at June 30, 2016.

ALL OTHER AFS AND HTM INVESTMENT SECURITIES

On a quarterly basis, the Bank reviews all remaining AFS and HTM securities in an unrealized loss position to determine whether they are other-than temporarily impaired. The following was determined for the Bank's other investment securities in an unrealized loss position at June 30, 2016:

•
Other U.S. obligations and GSE and Tennessee Valley Authority obligations. The unrealized losses were due primarily to changes in interest rates and credit spreads, and not to a significant deterioration in the fundamental credit quality of the obligations. The strength of the issuers' guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. The Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at June 30, 2016.

•
State or local housing agency obligations. The unrealized losses were due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligations. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at June 30, 2016.

•
Other - PEFCO Bond. The unrealized loss was due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the bond. The Bank does not intend to sell this security nor is it more likely than not that it will be required to sell this security before recovery of the amortized cost basis. Additionally, the strength of the issuer’s guarantee by an agency of the U.S. Government or a trust consisting of pledged collateral, which may include guaranteed importer notes, securities guaranteed by the full faith and credit of the U.S. Government, or cash, is sufficient to protect the Bank from loss based on current expectations. As such, the Bank did not consider this security to be other-than-temporarily impaired at June 30, 2016.

Note 7 — Advances

CONTRACTUAL MATURITY

The following table summarizes the Bank's advances outstanding by contractual maturity (dollars in millions):

	June 30, 2016		December 31, 2015
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$—	—%	$1	3.34%
Due in one year or less	20,161	0.80	18,967	0.77
Due after one year through two years	18,862	1.25	8,608	1.48
Due after two years through three years	22,314	0.78	18,517	0.93
Due after three years through four years	14,700	0.84	17,439	0.60
Due after four years through five years	25,720	0.76	16,521	0.74
Thereafter	14,123	1.01	8,858	1.36
Total par value	115,880	0.89%	88,911	0.89%
Premiums	106		128
Discounts	(8)		(9)
Fair value hedging adjustments	316		143
Total	$116,294		$89,173

The following table summarizes all advances at June 30, 2016 and December 31, 2015, by year of contractual maturity or next call date for callable advances, and by year of contractual maturity or next put date for putable advances (dollars in millions):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Overdrawn demand deposit accounts	$—	$1	$—	$1
Due in one year or less	91,671	73,242	22,065	21,156
Due after one year through two years	10,627	4,513	17,324	7,549
Due after two years through three years	6,586	4,377	22,140	17,576
Due after three years through four years	2,361	2,337	14,700	17,439
Due after four years through five years	2,241	1,818	25,582	16,521
Thereafter	2,394	2,623	14,069	8,669
Total par value	$115,880	$88,911	$115,880	$88,911

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). At June 30, 2016 and December 31, 2015, the Bank had callable advances outstanding totaling $76.1 billion and $54.8 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise dates, and the borrower may then apply for replacement funding at the prevailing market rate. Generally, put options are exercised when interest rates increase. At June 30, 2016 and December 31, 2015, the Bank had putable advances outstanding totaling $2.2 billion and $2.6 billion.

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

The following table summarizes the Bank's prepayment fees on advances, net (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Prepayment fee income	$2	$13	$9	$14
Fair value hedging adjustments[1]	(1)	(5)	(4)	(5)
Prepayment fees on advances, net	$1	$8	$5	$9

1	Represents the amortization/accretion of fair value hedging adjustments on closed advance hedge relationships resulting from advance prepayments.

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

The following tables present information on the Bank's mortgage loans held for portfolio (dollars in millions):

	June 30, 2016
	MPF	MPP	Total
Fixed rate, long-term single-family mortgage loans	$4,910	$449	$5,359
Fixed rate, medium-term[1] single-family mortgage loans	1,179	10	1,189
Total unpaid principal balance	6,089	459	6,548
Premiums	76	16	92
Discounts	(8)	(1)	(9)
Basis adjustments from mortgage loan commitments	10	—	10
Total mortgage loans held for portfolio	6,167	474	6,641
Allowance for credit losses	(1)	—	(1)
Total mortgage loans held for portfolio, net	$6,166	$474	$6,640

	December 31, 2015
	MPF	MPP	Total
Fixed rate, long-term single-family mortgage loans	$4,884	$500	$5,384
Fixed rate, medium-term[1] single-family mortgage loans	1,265	14	1,279
Total unpaid principal balance	6,149	514	6,663
Premiums	76	18	94
Discounts	(9)	(1)	(10)
Basis adjustments from mortgage loan commitments	9	—	9
Total mortgage loans held for portfolio	6,225	531	6,756
Allowance for credit losses	(1)	—	(1)
Total mortgage loans held for portfolio, net	$6,224	$531	$6,755

1	Medium-term is defined as a term of 15 years or less.

The following tables present the Bank's mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	June 30, 2016
	MPF	MPP	Total
Conventional mortgage loans	$5,560	$412	$5,972
Government-insured mortgage loans	529	47	576
Total unpaid principal balance	$6,089	$459	$6,548

	December 31, 2015
	MPF	MPP	Total
Conventional mortgage loans	$5,602	$464	$6,066
Government-insured mortgage loans	547	50	597
Total unpaid principal balance	$6,149	$514	$6,663

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

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At June 30, 2016 and December 31, 2015, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At June 30, 2016 and December 31, 2015, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings (TDRs) related to credit products during the six months ended June 30, 2016 and 2015.

The Bank has never experienced a credit loss on its credit products. Based upon the Bank's collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on its credit products as of June 30, 2016 and December 31, 2015. Accordingly, the Bank has not recorded any allowance for credit losses for its credit products.

GOVERNMENT-INSURED MORTGAGE LOANS

The Bank invests in government-insured fixed rate mortgage loans in both the MPF and MPP portfolios that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote and has never experienced a credit loss on its government-insured mortgage loans. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at June 30, 2016 and December 31, 2015. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

Available performance-based credit enhancement fees cannot be shared between master commitments and, as a result, some master commitments may have sufficient performance-based credit enhancement fees to recapture losses while other master commitments may not. At June 30, 2016 and December 31, 2015, the Bank determined that the amount of performance-based credit enhancement fees available for recapture from the PFIs at the master commitment level was immaterial. As such, it did not factor credit enhancement fees into its estimate of the allowance for credit losses.

MPF PFI Credit Enhancement Obligation. When reserving for estimated credit losses, the Bank may take into consideration the PFI credit enhancement obligation, which is intended to absorb losses in excess of the FLA. At June 30, 2016 and December 31, 2015, the Bank determined that the amount of credit enhancement obligation available to offset losses at the master commitment level was immaterial. As such, it did not factor credit enhancement obligation into its estimate of the allowance for credit losses.

MPP Lender Risk Account. The LRA was established by the Seattle Bank for each MPP master commitment to cover losses not anticipated to be paid by homeowner's equity or PMI. At June 30, 2016 and December 31, 2015, the Bank determined the amount of LRA to be immaterial. As such, it did not factor LRA into its estimate of the allowance for loan losses.

ALLOWANCE FOR CREDIT LOSSES ON CONVENTIONAL MORTGAGE LOANS

The following table presents a rollforward of the allowance for credit losses on the Bank's conventional MPF mortgage loan portfolio. The Bank's allowance for credit losses on MPP loans was less than $1 million during the three and six months ended June 30, 2016 and 2015 (dollars in millions):

MPF
Balance, March 31, 2015	$1
Charge-offs	(1)
Provision (reversal) for credit losses	1
Balance, June 30, 2015	$1

Balance, March 31, 2016	$1
Charge-offs	(1)
Provision (reversal) for credit losses	1
Balance, June 30, 2016	$1

Balance, December 31, 2014	$5
Charge-offs	(5)
Provision (reversal) for credit losses	1
Balance, June 30, 2015	$1

Balance, December 31, 2015	$1
Charge-offs	(1)
Provision (reversal) for credit losses	1
Balance, June 30, 2016	$1

The following table summarizes the allowance for credit losses and recorded investment of the Bank's conventional mortgage loan portfolio by impairment methodology (dollars in millions):

	MPF	MPP[1]	Total
Allowance for credit losses, June 30, 2016
Collectively evaluated for impairment	$1	$—	$1
Individually evaluated for impairment	—	—	—
Total allowance for credit losses	$1	$—	$1

Allowance for credit losses, December 31, 2015
Collectively evaluated for impairment	$1	$—	$1
Individually evaluated for impairment	—	—	—
Total allowance for credit losses	$1	$—	$1

Recorded investment, June 30, 2016[2]
Collectively evaluated for impairment	$5,622	$400	$6,022
Individually evaluated for impairment, without a related allowance	32	27	59
Total recorded investment	$5,654	$427	$6,081

Recorded investment, December 31, 2015[2]
Collectively evaluated for impairment	$5,659	$449	$6,108
Individually evaluated for impairment, without a related allowance	37	31	68
Total recorded investment	$5,696	$480	$6,176

1	The allowance for credit losses on MPP loans was less than $1 million at June 30, 2016 and December 31, 2015.

2	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

CREDIT QUALITY INDICATORS

Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank's key credit quality indicators for mortgage loans (dollars in millions):

	June 30, 2016
	MPF		MPP
	Conventional	Government	Conventional	Government	Total
Past due 30 - 59 days	$50	$16	$12	$4	$82
Past due 60 - 89 days	13	5	4	2	24
Past due 90 - 179 days	8	4	2	1	15
Past due 180 days or more	25	5	13	2	45
Total past due mortgage loans	96	30	31	9	166
Total current mortgage loans	5,558	513	396	41	6,508
Total recorded investment of mortgage loans[1]	$5,654	$543	$427	$50	$6,674

In process of foreclosure (included above)[2]	$18	$2	$8	$—	$28
Serious delinquency rate[3]	1%	2%	4%	7%	1%
Past due 90 days or more and still accruing interest[4]	$—	$9	$—	$3	$12
Non-accrual mortgage loans[5]	$37	$—	$28	$—	$65

	December 31, 2015
	MPF		MPP
	Conventional	Government	Conventional	Government	Total
Past due 30 - 59 days	$57	$21	$13	$5	$96
Past due 60 - 89 days	16	7	4	2	29
Past due 90 - 179 days	12	5	3	1	21
Past due 180 days or more	30	5	16	3	54
Total past due mortgage loans	115	38	36	11	200
Total current mortgage loans	5,581	524	444	42	6,591
Total recorded investment of mortgage loans[1]	$5,696	$562	$480	$53	$6,791

In process of foreclosure (included above)[2]	$19	$4	$9	$—	$32
Serious delinquency rate[3]	1%	2%	4%	8%	1%
Past due 90 days or more and still accruing interest[4]	$—	$10	$—	$4	$14
Non-accrual mortgage loans[5]	$46	$—	$32	$—	$78

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

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

The Bank did not recognize any interest income on impaired loans during the three and six months ended June 30, 2016 and 2015.

The following table summarizes the average recorded investment of the Bank's individually evaluated impaired loans (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Impaired loans without an allowance
Conventional MPF Loans	$34	$44	$35	$47
Conventional MPP Loans	27	11	28	6
Total	$61	$55	$63	$53

REAL ESTATE OWNED

At June 30, 2016 and December 31, 2015, the Bank had $5 million and $7 million of real estate owned (REO) recorded as a component of "Other assets" in the Statements of Condition.

TERM SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for its term securities purchased under agreements to resell at June 30, 2016 and December 31, 2015.

OFF-BALANCE SHEET CREDIT EXPOSURES

At June 30, 2016 and December 31, 2015, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank's off-balance sheet credit exposures, see "Note 14 — Commitments and Contingencies."

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

TYPES OF HEDGED ITEMS

The Bank documents at inception all fair value hedging relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to assets and liabilities in the Statements of Condition or firm commitments. The Bank also formally assesses (both at the hedge's inception and monthly) whether the derivatives it uses in hedging transactions have been effective in offsetting changes in the fair value of hedged items attributable to the hedged risk and whether those derivatives are expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges.

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

The following table summarizes the Bank's notional amount and the fair value of derivative instruments, including the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	June 30, 2016			December 31, 2015
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$46,279	$250	$1,146	$37,526	$134	$635
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	1,462	25	127	1,456	21	70
Interest rate swaptions	—	—	—	200	—	—
Forward settlement agreements (TBAs)	149	—	2	45	—	—
Mortgage delivery commitments	160	1	—	51	—	—
Total derivatives not designated as hedging instruments	1,771	26	129	1,752	21	70
Total derivatives before netting and collateral adjustments	$48,050	276	1,275	$39,278	155	705
Netting adjustments and cash collateral[1]		(186)	(1,189)		(61)	(603)
Total derivative assets and derivative liabilities		$90	$86		$94	$102

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. Cash collateral posted by the Bank (including accrued interest) was $1.0 billion and $0.5 billion at June 30, 2016 and December 31, 2015. At June 30, 2016 and December 31, 2015, the Bank had not received any cash collateral from clearing agents and/or counterparties.

The following table summarizes the components of “Net gains (losses) on derivatives and hedging activities” as presented in the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015 Revised	2016	2015 Revised
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$(8)	$11	$(9)	$7
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	(18)	29	(55)	8
Forward settlement agreements (TBAs)	(2)	1	(3)	—
Mortgage delivery commitments	2	(1)	3	—
Net interest settlements	(4)	(5)	(9)	(11)
Total net gains (losses) related to derivatives not designated as hedging instruments	(22)	24	(64)	(3)
Net gains (losses) on derivatives and hedging activities	$(30)	$35	$(73)	$4

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships, the net fair value hedge ineffectiveness, and the effect of those derivatives on the Bank's net interest income (dollars in millions):

	For the Three Months Ended June 30, 2016
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(128)	$120	$(8)	$(36)
Advances[2]	(42)	41	(1)	(37)
Consolidated obligation bonds	84	(83)	1	18
Total	$(86)	$78	$(8)	$(55)

	For the Three Months Ended June 30, 2015 Revised
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$188	$(180)	$8	$(35)
Advances[2]	67	(65)	2	(42)
Consolidated obligation bonds	(52)	53	1	29
Total	$203	$(192)	$11	$(48)

	For the Six Months Ended June 30, 2016
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(404)	$401	$(3)	$(74)
Advances[2]	(178)	179	1	(77)
Consolidated obligation bonds	152	(159)	(7)	33
Total	$(430)	$421	$(9)	$(118)

	For the Six Months Ended June 30, 2015 Revised
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$80	$(77)	$3	$(67)
Advances[2]	33	(31)	2	(82)
Consolidated obligation bonds	(3)	5	2	55
Total	$110	$(103)	$7	$(94)

1
Represents the net interest settlements on derivatives in fair value hedge relationships and the amortization of the financing element of off-market derivatives, both of which are included in the interest income or interest expense line item of the respective hedged item type. This amortization for off-market derivatives totaled $8 million and $16 million for the three and six months ended June 30, 2016. The amortization totaled $3 million for both the three and six months ended June 30, 2015.

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

A majority of the Bank's uncleared derivative contracts contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. If the Bank's credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at June 30, 2016 was $516 million, for which the Bank posted collateral of $434 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $60 million of collateral to its uncleared derivative counterparties at June 30, 2016.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents, based on credit considerations, at June 30, 2016.

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

	June 30, 2016		December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared derivatives	$118	$635	$110	$406
Cleared derivatives	157	640	45	299
Total gross recognized amount	275	1,275	155	705
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(114)	(549)	(109)	(304)
Cleared derivatives	(72)	(640)	48	(299)
Total gross amounts of netting adjustments and cash collateral	(186)	(1,189)	(61)	(603)
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	4	86	1	102
Cleared derivatives	85	—	93	—
Total net amounts after netting adjustments and cash collateral	89	86	94	102
Uncleared derivatives instruments not meeting netting requirements[1]	1	—	—	—
Total derivative assets and derivative liabilities
Uncleared derivatives	5	86	1	102
Cleared derivatives	85	—	93	—
Total derivative assets and derivative liabilities	$90	$86	$94	$102

1	Represents mortgage delivery commitments that are not subject to an enforceable netting agreement.

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At June 30, 2016 and December 31, 2015, the total par value of outstanding consolidated obligations of the FHLBanks was $963.8 billion and $905.2 billion.

DISCOUNT NOTES

The following table summarizes the Bank's discount notes (dollars in millions):

	June 30, 2016		December 31, 2015
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$92,604	0.45%	$99,074	0.31%
Discounts and concessions[1]	(83)		(84)
Total	$92,521		$98,990

1	Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank's bonds outstanding by contractual maturity (dollars in millions):

	June 30, 2016		December 31, 2015
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$39,522	0.71%	$15,676	0.78%
Due after one year through two years	12,866	1.01	3,808	2.91
Due after two years through three years	4,242	1.95	1,604	2.13
Due after three years through four years	3,345	2.89	2,780	2.93
Due after four years through five years	1,770	2.86	2,243	3.35
Thereafter	4,431	3.05	4,788	3.08
Total par value	66,176	1.17%	30,899	1.85%
Premiums	280		312
Discounts and concessions[1]	(42)		(35)
Fair value hedging adjustments	185		32
Total	$66,599		$31,208

1	Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank's bonds outstanding by call features (dollars in millions):

	June 30, 2016	December 31, 2015
Noncallable or nonputable	$63,402	$28,050
Callable	2,774	2,849
Total par value	$66,176	$30,899

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

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At June 30, 2016 and December 31, 2015, the Bank had no excess capital stock outstanding.

MANDATORILY REDEEMABLE CAPITAL STOCK

The Bank reclassifies capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) at the time shares meet the definition of a mandatorily redeemable financial instrument. This occurs after a member provides written notice of intention to withdraw from membership, becomes ineligible for continuing membership, or attains non-member status by merger or consolidation, charter termination, or other involuntary termination from membership. Dividends on mandatorily redeemable capital stock are classified as interest expense in the Statements of Income.

As a result of the final rule on membership issued by the Finance Agency effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance companies ineligible for FHLBank membership. Captive insurance company members that were admitted as members prior to September 12, 2014 (the date the Finance Agency proposed this rule) will have their memberships terminated no later than February 19, 2021. Captive insurance company members that were admitted as members after September 12, 2014 will have their memberships terminated no later than February 19, 2017. On the effective date of the final rule, the Bank reclassified $723 million of capital stock, the total outstanding capital stock held by all of the Bank's captive insurance companies, to mandatorily redeemable capital stock. At June 30, 2016 and December 31, 2015, the Bank's mandatorily redeemable capital stock totaled $698 million and $103 million. During the three and six months ended June 30, 2016, interest expense on mandatorily redeemable capital stock was $5 million and $9 million. Interest expense on mandatorily redeemable capital stock was $1 million for both the three and six months ended June 30, 2015.

The following tables summarize changes in mandatorily redeemable capital stock (dollars in millions):

	For the Three Months Ended June 30,
	2016	2015
Balance, beginning of period	$732	$24
Mandatorily redeemable capital stock assumed from merger	—	725
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	1	(90)
Repurchases/redemptions of mandatorily redeemable capital stock	(35)	(540)
Balance, end of period	$698	$119

	For the Six Months Ended June 30,
	2016	2015
Balance, beginning of period	$103	$24
Mandatorily redeemable capital stock assumed from merger	—	725
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	731	(89)
Repurchases/redemptions of mandatorily redeemable capital stock	(136)	(541)
Balance, end of period	$698	$119

The following table summarizes the Bank's mandatorily redeemable capital stock by year of contractual redemption (dollars in millions):

Year of Contractual Redemption	June 30, 2016	December 31, 2015
Due in one year or less	$4	$7
Due after one year through two years	5	4
Due after two years through three years	—	65
Due after three years through four years	4	4
Due after four years through five years	2	—
Thereafter	661	—
Past contractual redemption date due to outstanding activity with the Bank	22	23
Total	$698	$103

ADDITIONAL CAPITAL FROM MERGER

The Bank recognized the net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a new capital account captioned as “Additional capital from merger.” The Bank treats this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends on capital stock have been paid from this account since the merger date and the Bank intends to pay future dividends, when and if declared, from this account until the additional capital from merger balance is depleted. At June 30, 2016 and December 31, 2015 the Bank's additional capital from merger balance totaled $128 million and $194 million.

RESTRICTED RETAINED EARNINGS

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. It requires the Bank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At June 30, 2016 and December 31, 2015, the Bank's restricted retained earnings account totaled $185 million and $101 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes changes in accumulated other comprehensive income (AOCI) (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 4)	Pension and postretirement benefits	Total AOCI
Balance, March 31, 2015	$133	$(3)	$130
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(9)	—	(9)
Reclassifications from other comprehensive income (loss) to net income
Amortization - pension and postretirement	—	1	1
Net current period other comprehensive income (loss)	(9)	1	(8)
Balance, June 30, 2015 Revised	$124	$(2)	$122

Balance, March 31, 2016	$(119)	$(3)	$(122)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	36	—	36
Reclassifications from other comprehensive income (loss) to net income
Amortization - pension and postretirement	—	1	1
Net current period other comprehensive income (loss)	36	1	37
Balance, June 30, 2016	$(83)	$(2)	$(85)

Balance, December 31, 2014	$126	$(3)	$123
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(2)	—	(2)
Reclassifications from other comprehensive income (loss) to net income
Amortization - pension and postretirement	—	1	1
Net current period other comprehensive income (loss)	(2)	1	(1)
Balance, June 30, 2015 Revised	$124	$(2)	$122

Balance, December 31, 2015	$(82)	$(2)	$(84)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(1)	—	(1)
Net current period other comprehensive income (loss)	(1)	—	(1)
Balance, June 30, 2016	$(83)	$(2)	$(85)

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At June 30, 2016 and December 31, 2015, nonpermanent capital included additional capital from merger.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations.

The following table shows the Bank's compliance with the Finance Agency's regulatory capital requirements (dollars in millions):

	June 30, 2016		December 31, 2015
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$888	$7,159	$951	$5,618
Regulatory capital	$6,714	$7,287	$5,495	$5,812
Leverage capital	$8,393	$10,865	$6,869	$8,621
Capital-to-assets ratio	4.00%	4.34%	4.00%	4.23%
Leverage ratio	5.00%	6.47%	5.00%	6.28%

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the three and six months ended June 30, 2016 and 2015.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank's financial instruments at June 30, 2016 (dollars in millions). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$460	$460	$—	$—	$—	$460
Interest-bearing deposits	2	—	2	—	—	2
Securities purchased under agreements to resell	6,800	—	6,800	—	—	6,800
Federal funds sold	4,350	—	4,350	—	—	4,350
Trading securities	5,686	—	5,686	—	—	5,686
Available-for-sale securities	21,917	—	21,917	—	—	21,917
Held-to-maturity securities	5,388	—	5,474	17	—	5,491
Advances	116,294	—	116,403	—	—	116,403
Mortgage loans held for portfolio, net	6,640	—	6,785	112	—	6,897
Accrued interest receivable	168	—	168	—	—	168
Derivative assets, net	90	—	276	—	(186)	90
Other assets	21	21	—	—	—	21
Liabilities
Deposits	(1,066)	—	(1,066)	—	—	(1,066)
Consolidated obligations
Discount notes	(92,521)	—	(92,543)	—	—	(92,543)
Bonds	(66,599)	—	(67,263)	—	—	(67,263)
Total consolidated obligations	(159,120)	—	(159,806)	—	—	(159,806)
Mandatorily redeemable capital stock	(698)	(698)	—	—	—	(698)
Accrued interest payable	(133)	—	(133)	—	—	(133)
Derivative liabilities, net	(86)	—	(1,275)	—	1,189	(86)
Other
Commitments to fund advances	—	—	6	—	—	6
Standby letters of credit	(4)	—	—	(4)	—	(4)
Standby bond purchase agreements	—	—	2	—	—	2

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

As of June 30, 2016 and December 31, 2015, four prices were received for the majority of the Bank's investment securities and the final prices for those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

As an additional step, the Bank reviews the final fair value estimates of its private-label MBS holdings quarterly for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private-label MBS using the estimated fair value derived from the process previously described and the security's projected cash flows from the Bank's OTTI process. These yields were compared to the market yield of comparable securities according to dealers and/or other third-party sources. This analysis did not indicate any significant variances. Therefore, the Bank determined that its fair value estimates for private-label MBS were appropriate at June 30, 2016.

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

Real Estate Owned. The fair value of REO is estimated using a broker price opinion, which considers actual property characteristics and conditions, or a property value from an external pricing vendor. This vendor utilizes multiple pricing models that generally factor in market observable inputs, including actual sales transactions and home price indices. The Bank applies an adjustment to these values to capture certain limitations in the estimation process and takes into consideration estimated selling costs and expected PMI proceeds.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at June 30, 2016 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
U.S. Treasury obligations	$—	$1,600	$—	$—	$1,600
Other U.S. obligations	—	236	—	—	236
GSE and Tennessee Valley Authority obligations	—	3,085	—	—	3,085
Other non-MBS	—	289	—	—	289
GSE multifamily MBS	—	476	—	—	476
Total trading securities	—	5,686	—	—	5,686
Available-for-sale securities
Other U.S. obligations	—	3,829	—	—	3,829
GSE and Tennessee Valley Authority obligations	—	1,598	—	—	1,598
State or local housing agency obligations	—	1,025	—	—	1,025
Other non-MBS	—	296	—	—	296
Other U.S. obligations single-family MBS	—	3,237	—	—	3,237
GSE single-family MBS	—	1,448	—	—	1,448
GSE multifamily MBS	—	10,484	—	—	10,484
Total available-for-sale securities	—	21,917	—	—	21,917
Advances[2]	—	2	—	—	2
Derivative assets, net
Interest-rate related	—	275	—	(186)	89
Mortgage delivery commitments	—	1	—	—	1
Total derivative assets, net	—	276	—	(186)	90
Other assets	21	—	—	—	21
Total recurring assets at fair value	$21	$27,881	$—	$(186)	$27,716
Liabilities
Bonds[2]	$—	$(15)	$—	$—	$(15)
Derivative liabilities, net
Interest-rate related	—	(1,273)	—	1,189	(84)
Forward settlement agreements (TBAs)	—	(2)	—	—	(2)
Total derivative liabilities, net	—	(1,275)	—	1,189	(86)
Total recurring liabilities at fair value	$—	$(1,290)	$—	$1,189	$(101)

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

	June 30, 2016	December 31, 2015
Impaired mortgage loans held for portfolio[1]	$8	$25
Real estate owned[1]	1	1
Total non-recurring assets[1]	$9	$26

1
The fair value information presented for June 30, 2016 is as of the date the fair value adjustment was recorded during the six months ended June 30, 2016. The fair value information presented for December 31, 2015 is as of the date the fair value adjustment was recorded during the year ended December 31, 2015.

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

For the three and six months ended June 30, 2016 and 2015, net gains on financial instruments held at fair value (i.e. advances and/or consolidated obligation bonds) were less than $1 million. At June 30, 2016 and December 31, 2015, the Bank determined no credit risk adjustments for nonperformance were necessary to the instruments recorded under the fair value option.

The following tables summarize the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected (dollars in millions):

	June 30, 2016
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Advances[1]	$2	$2	$—
Bonds	15	15	—

	December 31, 2015
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Advances[1]	$8	$8	$—
Bonds	15	15	—

1	At June 30, 2016 and December 31, 2015, none of the advances were 90 days or more past due or had been placed on non-accrual status.

Note 14 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At June 30, 2016 and December 31, 2015, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $805.0 billion and $775.2 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	June 30, 2016			December 31, 2015
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit	$5,705	$163	$5,868	$5,482
Standby bond purchase agreements	153	372	525	560
Commitments to purchase mortgage loans	160	—	160	51
Commitments to issue bonds	429	—	429	—
Commitments to issue discount notes	1,005	—	1,005	2,500
Commitments to fund advances	122	61	183	145
Other commitments	—	—	—	87

Standby Letters of Credit. A standby letter of credit is a financing arrangement between the Bank and a member. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 13 years, currently no later than 2025. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $4 million and $2 million at June 30, 2016 and December 31, 2015.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of standby letters of credit at June 30, 2016 and December 31, 2015 is reported in “Note 13 — Fair Value.”

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At June 30, 2016, the Bank had standby bond purchase agreements with five housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2020. During both the six months ended June 30, 2016 and 2015, the Bank was not required to purchase any bonds under these agreements. For both the three months ended June 30, 2016 and 2015, the Bank received fees for the guarantees that amounted to less than $1 million. For both the six months ended June 30, 2016 and 2015, the Bank received fees for the guarantees that amounted to $1 million. The estimated fair value of standby bond purchase agreements at June 30, 2016 and December 31, 2015 is reported in "Note 13 — Fair Value.”

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at June 30, 2016 and December 31, 2015 is reported in “Note 10 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Commitments to Issue Bonds and Discount Notes. At June 30, 2016, the Bank had commitments to issue $1.0 billion of consolidated obligation discount notes and $429 million of consolidated obligation bonds. At December 31, 2015, the Bank had commitments to issue $2.5 billion of consolidated obligation discount notes and no commitments to issue consolidated obligation bonds.

Commitments to Fund Advances. The Bank enters into commitments that legally bind it to fund additional advances up to 24 months in the future. At June 30, 2016 and December 31, 2015, the Bank had commitments to fund advances of $183 million and $145 million.

Other Commitments. On December 30, 2013, the Bank entered into an agreement with the Iowa Finance Authority (IFA) to purchase up to $100 million of taxable multi-family mortgage revenue bonds. The Bank has no commitment to purchase bonds as the agreement expired on June 30, 2016. As of December 31, 2015, the Bank had a commitment to purchase $87 million of bonds under the IFA agreement.

The Bank has an FLA memorandum account which is used to track the Bank's potential loss exposure under each MPF master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $94 million and $93 million at June 30, 2016 and December 31, 2015. For additional information related to the FLA commitment, refer to "Note 9 — Allowance for Credit Losses."
Legal Proceedings. As a result of the Merger, the Bank is currently involved in a number of legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairment of certain private-label MBS. Although the Seattle Bank sold all private-label MBS during the first quarter of 2015, the Bank continues to pursue these proceedings. Other than the private-label MBS litigation, the Bank does not believe any legal proceedings to which it is a party could have a material impact on its financial condition, results of operations, or cash flows.
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
The Bank records legal expenses related to litigation settlements as incurred in other expenses in the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement.  During the three and six months ended June 30, 2016, the Bank recognized and received $200 million and $337 million in net gains on litigation settlements through other income (loss), due to the settlement of certain private-label MBS claims. The Bank did not have any litigation settlements during the three and six months ended June 30, 2015.

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

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions (dollars in millions):

	June 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Advances	$1,928	2	$1,606	2
Mortgage loans	160	2	151	2
Deposits	43	4	17	2
Capital stock	133	2	120	2

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At June 30, 2016, the Bank had the following business concentrations with stockholders (dollars in millions):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total	Advances	Loans	Income[1]
Wells Fargo Bank, N.A.	$2,367	40	$58,925	$—	$156
Superior Guaranty Insurance Company[2]	32	—	—	792	—
Wells Fargo Bank Northwest, N.A.[2]	2	—	—	43	—
Total	$2,401	40	$58,925	$835	$156

1
Represents interest income earned on advances during the six months ended June 30, 2016. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

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

Note 16 — Activities with Other FHLBanks

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago (Chicago Bank) for its participation in the MPF program. This service fee expense is recorded in other expense. For both the three months ended June 30, 2016 and 2015, the Bank recorded $1 million in service fee expense to the Chicago Bank. For both the six months ended June 30, 2016 and 2015, the Bank recorded $2 million in service fee expense to the Chicago Bank.

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. During the six months ended June 30, 2016 and 2015, the Bank did not lend funds to other FHLBanks. The following table summarizes borrowing activity from other FHLBanks during the six months ended June 30, 2016 and 2015 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2016
San Francisco	$—	$200	$(200)	$—

2015
Dallas	$—	$200	$(200)	$—

At June 30, 2016 and 2015, none of the previous transactions were outstanding on the Bank's Statements of Condition. The interest income and expense related to these transactions was immaterial.

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

•	changes in regulatory requirements regarding the eligibility criteria for membership with our Bank;

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

•
reliance on the FHLBank of Chicago as Mortgage Partnership Finance (MPF) provider (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago), and Fannie Mae, Redwood Trust Inc., and Ginnie Mae as the ultimate investors of certain MPF products.

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

Revisions to Second Quarter 2015 Financial Statements

During the third quarter of 2015, we identified certain immaterial errors in our previously issued financial statements and footnotes for the three and six months ended June 30, 2015 related to hedge ineffectiveness calculations on swapped available-for-sale (AFS) investments. Management determined after evaluating the quantitative and qualitative aspects of these errors that our previously issued financial statements and footnotes were not materially misstated. We chose to revise the information for the three and six months ended June 30, 2015 in the Third Quarter 2015 Form 10-Q filing. Accordingly, where presented in the MD&A, the June 30, 2015 balance sheet and income statement data has been revised for this error.

Financial Results
On May 31, 2015, we completed the merger (the Merger) with the Federal Home Loan Bank of Seattle (Seattle Bank). The Merger had a significant impact on all aspects of our financial condition, results of operations, and cash flows. As a result, the financial results for the current period are not directly comparable to the financial results prior to the Merger.

For the three and six months ended June 30, 2016, we reported net income of $232 million and $419 million compared to $26 million and $61 million for the same periods in 2015. Our net income, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was primarily driven by $200 million and $337 million of net gains on litigation settlements, which resulted in $20 million and $34 million in additional Affordable Housing Program accruals for the three and six months then ended. Excluding these items, net income for the three and six months ended June 30, 2016 would have been $52 million and $116 million. Our net income was also impacted by net interest income, other income (loss), and other expense.

We recorded net gains on litigation settlements of $200 million and $337 million in other income (loss) for the three and six months ended June 30, 2016 as a result of settlements with certain defendants in our private-label mortgage-backed securities (MBS) litigation. As a result of the Merger, we are currently involved in a number of legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairments of certain private-label MBS. Although the Seattle Bank sold all private-label MBS during the first quarter of 2015, we continue to pursue these proceedings.

Net interest income totaled $94 million and $197 million for the three and six months ended June 30, 2016 compared to $80 million and $148 million for the same periods last year. The increase was primarily due to an increase in interest income resulting from higher average advance and investment volumes, a portion of which is attributable to the assets acquired in the Merger. Our net interest margin was 0.24 percent and 0.26 percent during the three and six months ended June 30, 2016 compared to 0.30 percent and 0.29 percent during the three and six months ended June 30, 2015. The decline was primarily due to increased costs on our interest-bearing liabilities driven by a higher interest rate environment and higher average volumes of advances which generate lower margins when compared to our other interest-earning assets.

We recorded income of $192 million and $324 million in other income (loss) for the three and six months ended June 30, 2016 compared to income of $6 million and a loss of $3 million for the same periods last year. The increase was driven primarily by the litigation settlements discussed above. Other factors impacting other income (loss) include net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities, as described below.

We utilize derivative instruments to manage interest rate risk, including mortgage prepayment risk. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. During the three and six months ended June 30, 2016, we recorded net losses of $30 million and $73 million on our derivatives and hedging activities through other income (loss) compared to net gains of $35 million and $4 million during the same periods last year. These fair value changes were primarily attributable to the impact of changes in interest rates on interest rate swaps that we utilize to hedge our investment securities portfolio. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities" for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

Trading securities are recorded at fair value with changes in fair value reflected through other income (loss). During the three and six months ended June 30, 2016, we recorded net gains on trading securities of $18 million and $53 million compared to net losses of $27 million and $8 million during the same periods in 2015. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities and were offset by changes in fair value on derivatives that we utilize to economically hedge these securities.

Other expense totaled $27 million and $54 million for the three and six months ended June 30, 2016 compared to $56 million and $76 million for the same periods last year. The decrease was primarily due to one time merger related expenses incurred during the three and six months ended June 30, 2015. Merger related expenses primarily included compensation and benefit expenses and merger transaction and integration expenses.

Our total assets increased to $167.9 billion at June 30, 2016, from $137.4 billion at December 31, 2015, due primarily to an increase in advances and investments. Advances increased $27.1 billion primarily due to borrowings from a wide range of members with the most significant increase from a large depository institution member. Investments increased $4.0 billion due to the purchase of money market investments, certain U.S. Treasury obligations, and agency MBS during the first half of the year.

Our total liabilities increased to $161.4 billion at June 30, 2016, from $131.8 billion at December 31, 2015, due primarily to an increase in consolidated obligations issued to fund the growth in our assets. Total capital increased to $6.5 billion at June 30, 2016, from $5.6 billion at December 31, 2015. Total capital was impacted by an increase in retained earnings and an increase in capital stock. Retained earnings increased to $1.2 billion due to net income earned. Capital stock increased during the first half of 2016 due to increased member activity which was partially offset by the reclassification of $0.7 billion of capital stock, including all capital stock outstanding to captive insurance companies, to mandatorily redeemable capital stock. This capital stock reclassification was in response to the Finance Agency final rule affecting captive insurance company membership that became effective on February 19, 2016.

Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

Adjusted Earnings

As part of evaluating financial performance, we adjust GAAP net interest income and GAAP net income before assessments for the impact of (i) market adjustments relating to derivative and hedging activities and instruments held at fair value, (ii) realized gains (losses) on investment securities, and (iii) other non-routine and unpredictable items, including net asset prepayment fee income, debt extinguishment losses, merger related expenses, mandatorily redeemable capital stock interest expense, and net gains on litigation settlements. The resulting non-GAAP measure, referred to as our adjusted earnings, reflects both adjusted net interest income and adjusted net income before assessments.

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

As a member-owned cooperative, we endeavor to provide value to our members through a balance of products and services that are consistently priced at attractive levels and stable dividends. As a result, our adjusted net interest margins tend to be low and relatively stable compared to those for other financial institutions that operate with more of a profit motive. As indicated in the tables that follow, our adjusted net interest income and adjusted net income before assessments increased during the three and six months ended June 30, 2016 when compared to the same periods in 2015. The increase in our adjusted net interest income and adjusted net income was primarily due to an increase in interest income due to higher advance and investment volumes, a portion of which were acquired through the Merger.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
GAAP net interest income before provision (reversal) for credit losses on mortgage loans	$94	$80	$197	$148
Exclude:
Prepayment fees on advances, net[1]	1	8	5	9
Prepayment fees on investments, net[2]	—	—	2	—
Mandatorily redeemable capital stock interest expense	(5)	—	(9)	—
Total adjustments	(4)	8	(2)	9
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(4)	(5)	(9)	(10)
Adjusted net interest income	$94	$67	$190	$129
Adjusted net interest margin	0.23%	0.25%	0.25%	0.25%

1	Prepayment fees on advances, net includes basis adjustment amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income before assessments (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015 Revised	2016	2015 Revised
GAAP net income before assessments	$258	$29	$466	$68
Exclude:
Prepayment fees on advances, net[1]	1	8	5	9
Prepayment fees on investments, net[2]	—	—	2	—
Mandatorily redeemable capital stock interest expense	(5)	—	(9)	—
Net gains (losses) on trading securities	18	(27)	53	(8)
Net gains (losses) on derivatives and hedging activities	(30)	35	(73)	4
Gains on litigation settlements, net	200	—	337	—
Merger related expenses	—	(33)	—	(35)
Include:
Net interest expense on economic hedges	(4)	(5)	(9)	(10)
Adjusted net income before assessments	$70	$41	$142	$88

1	Prepayment fees on advances, net includes basis adjustment amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Economic and market data received since the Federal Open Market Committee (FOMC or Committee) meeting in April of 2016 indicates that economic activity has been expanding moderately. Improvements in the labor market have slowed as indicated by diminishing job gains, however the unemployment rate continued to decline. Growth in household spending and the housing sector strengthened, however business fixed investments remain soft. Net exports have improved slightly from prior periods. Inflation has continued to run below the Committee's longer-run objective of two percent, partly reflecting declines in energy prices and non-energy import prices. Market-based measurements of inflation adjusted compensation have moved lower and long-term inflation expectations have remained stable. Recent global economic and financial developments may restrain economic activity and likely put further downward pressure on inflation measurements.

In its June 15, 2016 statement, the FOMC stated it expects that, with gradual adjustments in the stance of monetary policy, economic activity will expand at a moderate pace and labor market conditions will improve toward levels the FOMC judges consistent with its dual mandate to foster maximum employment and price stability. In addition, the FOMC stated it anticipates that inflation will remain near recent low levels in the near term, but it anticipates inflation will rise gradually towards its two percent objective over the medium term as the labor market improves further and the effects of lower energy prices and other factors dissipate. The FOMC will continue to monitor inflation and global economic and financial developments closely.

On June 23, 2016, United Kingdom citizens voted to leave the European Union.  This outcome was unexpected by most market participants and the impact on United Kingdom and European growth could be significant.  While the impact on U.S. growth is expected to be minimal, the uncertainty this vote creates may have an impact on future FOMC monetary policy decisions and overall level of interest rates.

Mortgage Markets

The housing market continued to improve throughout the second quarter of 2016, as indicated by rising home prices, lower inventories of properties for sale, increased housing construction activity, and increased sales of existing homes. The improvement in the housing market has been partly attributable to the continued strengthening of the economy and partly due to the seasonality of home sales. The outlook for a sustainable recovery in residential sales and home prices remains promising over the long term, as consumer sentiment continues to improve and first time home buyer activity improves. Many market participants, however, expect this recovery to occur at a slower pace than in previous years.

Recent market volatility has resulted in lower mortgage rates, which has resulted in an increase in refinancing volume and has stimulated additional demand for home purchases as the cost of debt has made homes more affordable.

Interest Rates

The following table shows information on key market interest rates1:

	Second Quarter 2016 3-Month Average	Second Quarter 2015 3-Month Average	Second Quarter 2016 6-Month Average	Second Quarter 2015 6-Month Average	June 30, 2016 Ending Rate	December 31, 2015 Ending Rate
Federal funds	0.37%	0.13%	0.37%	0.12%	0.30%	0.20%
Three-month LIBOR	0.64	0.28	0.63	0.27	0.65	0.61
2-year U.S. Treasury	0.77	0.60	0.80	0.60	0.58	1.05
10-year U.S. Treasury	1.75	2.16	1.83	2.06	1.47	2.27
30-year residential mortgage note	3.60	3.81	3.68	3.77	3.48	4.01

1	Source is Bloomberg.

In its December 2015 meeting, the FOMC increased the Federal Reserve's key target interest rate, the Federal funds rate, to a range of 0.25 to 0.50 percent and maintained this range throughout the second quarter of 2016 compared to a range of 0.00 to 0.25 percent for the same period in 2015. In its June 15, 2016 statement, the FOMC reaffirmed that the current exceptionally low target range for the Federal funds rate remains appropriate. The FOMC stated that it will assess progress towards its longer-run goals of maximum employment and a two percent inflation rate. The assessment will take into account measures of labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments. The Committee anticipates it will be appropriate to increase the target range for the Federal funds rate when information indicates continued improvement in the labor market and the Committee is reasonably confident inflation will move back to its two percent objective.

Following the United Kingdom vote to leave the European Union, investors sought the safety of U.S. Treasuries and drove interest rates lower throughout the last week of the quarter.

The 10-year U.S. Treasury yields and mortgage rates were lower on average in the second quarter of 2016 when compared to prior year. Interest rates gradually declined as concerns of growth and declines in commodity prices have impacted markets globally. While the FOMC considers removing monetary policy accommodation as data warrants, foreign central banks have eased monetary policy further in 2016.

In its June 15, 2016 statement, the FOMC stated that it is maintaining its existing policy of reinvesting principal payments from the Federal Reserve's holdings of agency debt and agency MBS into agency MBS and of rolling over maturing U.S. Treasury securities at auction, and it anticipates doing so until normalization of the level of the federal funds rate is well under way. This policy, by keeping the Committee's holdings of longer-term securities at sizable levels, should help maintain accommodative financial conditions.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Second Quarter 2016 3-Month Average	Second Quarter 2015 3-Month Average	Second Quarter 2016 6-Month Average	Second Quarter 2015 6-Month Average	June 30, 2016 Ending Spread	December 31, 2015 Ending Spread
3-month	(25.2)	(16.7)	(23.8)	(16.1)	(28.9)	(20.2)
2-year	(2.8)	(12.6)	0.7	(12.6)	(2.6)	(0.2)
5-year	17.5	(0.7)	20.4	0.1	19.3	16.2
10-year	58.5	42.3	62.7	40.5	52.8	59.5

1	Source is the Office of Finance.

As a result of our credit quality, we generally have ready access to funding at relatively competitive interest rates. During the second quarter of 2016, our short-term funding spreads relative to London Interbank Offered Rate (LIBOR) improved when compared to spreads at December 31, 2015 as investor demand increased with market volatility and in response to money market reform. During the first half of 2016, we utilized consolidated obligation discount notes in addition to step-up, callable, and term fixed and floating rate consolidated obligation bonds to capture attractive funding, match the repricing structures on advances, and meet liquidity requirements. Spreads relative to LIBOR deteriorated on long-term debt as investor demand remained more focused on short-term maturities. Funding spreads were not materially impacted by the United Kingdom vote to the leave the European Union.

SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015 Revised[1]
Cash	$460	$242	$982	$765	$483
Investments[1]	44,143	45,666	40,167	37,911	42,754
Advances	116,294	101,157	89,173	74,484	68,181
Mortgage loans held for portfolio, net[2]	6,640	6,667	6,755	6,878	7,029
Total assets	167,860	154,056	137,374	120,360	118,758
Consolidated obligations
Discount notes	92,521	103,699	98,990	77,247	70,227
Bonds	66,599	42,459	31,208	36,488	41,974
Total consolidated obligations[3]	159,120	146,158	130,198	113,735	112,201
Mandatorily redeemable capital stock	698	732	103	106	119
Total liabilities	161,356	148,420	131,749	115,242	113,774
Capital stock — Class B putable	5,241	4,607	4,714	4,126	3,885
Additional capital from merger	128	163	194	221	246
Retained earnings	1,220	988	801	770	731
Accumulated other comprehensive income (loss)	(85)	(122)	(84)	1	122
Total capital	6,504	5,636	5,625	5,118	4,984

	For the Three Months Ended
Statements of Income	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015 Revised[1]
Net interest income	$94	$103	$81	$88	$80
Provision (reversal) for credit losses on mortgage loans	1	—	—	1	1
Other income (loss)[4]	192	132	(15)	(12)	6
Other expense[5]	27	27	29	32	56
AHP assessments	26	21	4	4	3
AHP voluntary contributions	—	—	2	—	—
Net income	232	187	31	39	26
Selected Financial Ratios[6]
Net interest spread[7]	0.21%	0.25%	0.23%	0.27%	0.28%
Net interest margin[8]	0.24	0.28	0.26	0.29	0.30
Return on average equity	15.34	12.92	2.31	3.08	2.35
Return on average capital stock	19.11	15.39	2.82	3.92	2.95
Return on average assets	0.59	0.50	0.09	0.13	0.10
Average equity to average assets	3.86	3.87	4.09	4.22	4.28
Regulatory capital ratio[9]	4.34	4.21	4.23	4.34	4.19
Dividend payout ratio[10]	15.24	16.23	88.56	66.48	92.56

1	Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and held-to-maturity (HTM) securities.

2	Includes an allowance for credit losses of $1 million at June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015, and June 30, 2015.

3
The total par value of outstanding consolidated obligations of the FHLBanks was $963.8 billion, $896.8 billion, $905.2 billion, $856.5 billion, and $852.8 billion at June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015, and June 30, 2015, respectively.

4
Other income (loss) includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, net gains (losses) on the disposal of fixed assets, and gains on litigation settlements, net.

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

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the three and six months ended June 30, 2016 and 2015 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2016	2015 Revised	$ Change	% Change	2016	2015 Revised	$ Change	% Change
Net interest income	$94	$80	$14	18%	$197	$148	$49	33%
Provision (reversal) for credit losses on mortgage loans	1	1	—	—	1	1	—	—
Other income (loss)	192	6	186	3,100	324	(3)	327	10,900
Other expense	27	56	(29)	(52)	54	76	(22)	(29)
AHP assessments	26	3	23	767	47	7	40	571
Net income	$232	$26	$206	792%	$419	$61	$358	587%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Three Months Ended June 30,
	2016			2015
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$884	0.35%	$—	$485	0.11%	$—
Securities purchased under agreements to resell	4,759	0.35	5	6,247	0.09	2
Federal funds sold	4,580	0.38	4	4,684	0.11	1
Mortgage-backed securities[2,3]	19,246	1.11	53	15,005	1.01	38
Other investments[2,3,4]	13,164	1.11	37	6,517	1.23	20
Advances[3,5]	107,260	0.71	189	66,441	0.43	71
Mortgage loans[6]	6,645	3.56	59	6,686	3.62	61
Total interest-earning assets	156,538	0.89	347	106,065	0.73	193
Non-interest-earning assets	503	—	—	740	—	—
Total assets	$157,041	0.89%	$347	$106,805	0.72%	$193
Interest-bearing liabilities
Deposits	$914	0.07%	$—	$719	0.02%	$—
Consolidated obligations
Discount notes	97,877	0.46	113	64,611	0.09	15
Bonds[3]	49,888	1.09	135	35,688	1.10	97
Other interest-bearing liabilities[7]	714	3.38	5	58	3.14	1
Total interest-bearing liabilities	149,393	0.68	253	101,076	0.45	113
Non-interest-bearing liabilities	1,583	—	—	1,158	—	—
Total liabilities	150,976	0.68	253	102,234	0.44	113
Capital	6,065	—	—	4,571	—	—
Total liabilities and capital	$157,041	0.65%	$253	$106,805	0.42%	$113
Net interest income and spread[8]		0.21%	$94		0.28%	$80
Net interest margin[9]		0.24%			0.30%
Average interest-earning assets to interest-bearing liabilities		104.78%			104.94%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4
Other investments primarily include U.S. Treasury obligations, other U.S. obligations, government-sponsored enterprise (GSE) obligations, Tennessee Valley Authority obligations, state or local housing agency obligations, and taxable municipal bonds.

5	Advance interest income includes prepayment fee income of $1 million and $8 million for the three months ended June 30, 2016 and 2015.

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists primarily of mandatorily redeemable capital stock.

8	Represents yield on total interest-earning assets minus yield on total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Six Months Ended June 30,
	2016			2015
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$868	0.34%	$1	$504	0.10%	$—
Securities purchased under agreements to resell	4,988	0.35	9	7,085	0.08	3
Federal funds sold	4,345	0.37	8	4,313	0.11	2
Mortgage-backed securities[2,3,4]	18,983	1.13	107	13,736	1.02	70
Other investments[2,3,5]	13,110	1.11	72	5,169	1.40	36
Advances[3,6]	104,435	0.70	362	65,141	0.43	138
Mortgage loans[7]	6,674	3.61	120	6,625	3.64	120
Total interest-earning assets	153,403	0.89	679	102,573	0.72	369
Non-interest-earning assets	510	—	—	654	—	—
Total assets	$153,913	0.89%	$679	$103,227	0.72%	$369
Interest-bearing liabilities
Deposits	$943	0.06%	$—	$636	0.02%	$—
Consolidated obligations
Discount notes	101,684	0.44	222	63,053	0.09	30
Bonds[3]	43,352	1.16	251	34,006	1.13	190
Other interest-bearing liabilities[8]	564	3.37	9	41	3.09	1
Total interest-bearing liabilities	146,543	0.66	482	97,736	0.45	221
Non-interest-bearing liabilities	1,422	—	—	1,079	—	—
Total liabilities	147,965	0.66	482	98,815	0.45	221
Capital	5,948	—	—	4,412	—	—
Total liabilities and capital	$153,913	0.63%	$482	$103,227	0.43%	$221
Net interest income and spread[9]		0.23%	$197		0.27%	$148
Net interest margin[10]		0.26%			0.29%
Average interest-earning assets to interest-bearing liabilities		104.68%			104.95%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4
MBS interest income includes net prepayment fee income of $2 million during the six months ended June 30, 2016 as a result of AFS MBS prepayments. There were no prepayments received on MBS during the six months ended June 30, 2015.

5
Other investments primarily include U.S Treasury obligations, other U.S. obligations, GSE obligations, Tennessee Valley Authority obligations, state or local housing agency obligations, and taxable municipal bonds.

6	Advance interest income includes prepayment fee income of $5 million and $9 million for the six months ended June 30, 2016 and 2015.

7	Non-accrual loans are included in the average balance used to determine the average yield.

8	Other interest-bearing liabilities consists primarily of mandatorily redeemable capital stock.

9	Represents yield on total interest-earning assets minus yield on total interest-bearing liabilities.

10	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Three Months Ended			Six Months Ended
	June 30, 2016 vs. June 30, 2015			June 30, 2016 vs. June 30, 2015
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$—	$—	$—	$—	$1	$1
Securities purchased under agreements to resell	—	3	3	(1)	7	6
Federal funds sold	—	3	3	—	6	6
Mortgage-backed securities	11	4	15	29	8	37
Other investments	18	(1)	17	44	(8)	36
Advances	57	61	118	110	114	224
Mortgage loans	—	(2)	(2)	1	(1)	—
Total interest income	86	68	154	183	127	310
Interest expense
Consolidated obligations
Discount notes	11	87	98	26	166	192
Bonds	39	(1)	38	56	5	61
Other interest-bearing liabilities	4	—	4	8	—	8
Total interest expense	54	86	140	90	171	261
Net interest income	$32	$(18)	$14	$93	$(44)	$49

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. For the three and six months ended June 30, 2016, our net interest spread was 0.21 percent and 0.23 percent compared to 0.28 percent and 0.27 percent during the same periods in 2015. Our net interest spread was primarily impacted by a higher cost on total interest-bearing liabilities offset in part by a higher yield on total interest-earning assets. The primary components of our interest income and interest expense are discussed below.

Advances

Interest income on advances (including prepayment fees on advances, net) increased during the three and six months ended June 30, 2016 when compared to the same periods in 2015 due primarily to the higher interest rate environment and higher average volumes. Average advance volumes increased primarily due to borrowings from a large depository institution member and insurance company members, along with advances acquired as a result of the Merger.

Investments

Interest income on investments increased during the three and six months ended June 30, 2016 when compared to the same periods in 2015 due primarily to higher average volumes. Average investment volumes increased due in part to the acquisition of MBS and non-MBS investments as a result of the Merger. We also purchased certain U.S. Treasury obligations and MBS securities during the first half of the year.

Mortgage Loans

Interest income on mortgage loans decreased slightly during the three and six months ended June 30, 2016 when compared to the same periods in 2015 due to a decline in mortgage interest rates which resulted in an increase in mortgage loan refinancing activity.

Discount Notes

Interest expense on discount notes increased during the three and six months ended June 30, 2016 when compared to the same periods in 2015 due to the higher interest rate environment and higher average volumes. Discount notes were utilized to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

Bonds

Interest expense on bonds increased during the three and six months ended June 30, 2016 when compared to the same periods in 2015 due primarily to higher average bond volumes. The increase in average volumes was primarily due to our increased utilization of bonds to capture attractive funding, match repricing structures on short-term and variable rate callable advances, and provide additional liquidity.

Other Interest-Bearing Liabilities

Interest expense on other interest-bearing liabilities increased for the three and six months ended June 30, 2016 when compared to the same periods in 2015 due to higher interest expense on mandatorily redeemable capital stock. The average mandatorily redeemable capital stock balance increased as a result of the reclassification of $0.7 billion of capital stock, including all capital stock outstanding to captive insurance companies, to mandatorily redeemable capital stock during the first half of 2016. This capital stock reclassification was in response to the Finance Agency final rule affecting captive insurance company membership effective February 19, 2016.

Other Income (Loss)

The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015 Revised	2016	2015 Revised
Net gains (losses) on trading securities	$18	$(27)	$53	$(8)
Net gains (losses) on derivatives and hedging activities	(30)	35	(73)	4
Net gains (losses) on disposal of fixed assets	—	(3)	—	(3)
Gains on litigation settlements, net	200	—	337	—
Other, net	4	1	7	4
Total other income (loss)	$192	$6	$324	$(3)

Other income (loss) can be volatile from period to period depending on the type of financial activity recorded. During the three and six months ended June 30, 2016, other income (loss) was primarily impacted by net gains on litigation settlements of $200 million and $337 million as a result of settlements with certain defendants in our private-label MBS litigation. Other income (loss) was also impacted by net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities.

We use derivatives to manage interest rate risk, including mortgage prepayment risk. During the three and six months ended June 30, 2016, we recorded net losses of $30 million and $73 million on our derivatives and hedging activities through other income (loss) compared to net gains of $35 million and $4 million during the same periods in 2015. These fair value changes were primarily attributable to the impact of changes in interest rates on interest rate swaps that we utilize to hedge our investment securities portfolio. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

Trading securities are recorded at fair value with changes in fair value reflected through other income (loss). During the three and six months ended June 30, 2016, we recorded net gains on trading securities of $18 million and $53 million compared to net losses of $27 million and $8 million during the same periods in 2015. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities which are generally offset by the changes in fair value on derivatives that we utilize to economically hedge these securities.

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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended June 30, 2016
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$7	$1	$(1)	$1	$8
Net interest settlements	(46)	(37)	—	20	(63)
Total impact to net interest income	(39)	(36)	(1)	21	(55)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	(1)	(8)	—	1	(8)
Gains (losses) on economic hedges	—	(22)	—	—	(22)
Total net gains (losses) on derivatives and hedging activities	(1)	(30)	—	1	(30)
Net gains (losses) on trading securities[2]	—	18	—	—	18
Total impact to other income (loss)	(1)	(12)	—	1	(12)
Total net effect of hedging activities[3]	$(40)	$(48)	$(1)	$22	$(67)

	For the Three Months Ended June 30, 2015 Revised
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(4)	$1	$—	$1	$(2)
Net interest settlements	(46)	(36)	—	31	(51)
Total impact to net interest income	(50)	(35)	—	32	(53)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	2	8	—	1	11
Gains (losses) on economic hedges	—	24	—	—	24
Total net gains (losses) on derivatives and hedging activities	2	32	—	1	35
Net gains (losses) on trading securities[2]	—	(28)	—	—	(28)
Total impact to other income (loss)	2	4	—	1	7
Total net effect of hedging activities[3]	$(48)	$(31)	$—	$33	$(46)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off-market derivatives.

2
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3	The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Six Months Ended June 30, 2016
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$13	$1	$(1)	$—	$13
Net interest settlements	(96)	(77)	—	39	(134)
Total impact to net interest income	(83)	(76)	(1)	39	(121)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	1	(3)	—	(7)	(9)
Gains (losses) on economic hedges	—	(64)	—	—	(64)
Total net gains (losses) on derivatives and hedging activities	1	(67)	—	(7)	(73)
Net gains (losses) on trading securities[2]	—	51	—	—	51
Total impact to other income (loss)	1	(16)	—	(7)	(22)
Total net effect of hedging activities[3]	$(82)	$(92)	$(1)	$32	$(143)

	For the Six Months Ended June 30, 2015 Revised
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(5)	$1	$(1)	$5	$—
Net interest settlements	(86)	(68)	—	57	(97)
Total impact to net interest income	(91)	(67)	(1)	62	(97)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	2	3	—	2	7
Gains (losses) on economic hedges	—	(3)	—	—	(3)
Total net gains (losses) on derivatives and hedging activities	2	—	—	2	4
Net gains (losses) on trading securities[2]	—	(9)	—	—	(9)
Total impact to other income (loss)	2	(9)	—	2	(5)
Total net effect of hedging activities[3]	$(89)	$(76)	$(1)	$64	$(102)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off market derivatives.

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

GAINS (LOSSES) ON ECONOMIC HEDGES

We utilize economic derivatives to manage certain risks in our Statements of Condition. Gains and losses on economic derivatives are driven primarily by changes in interest rates and volatility and include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. The following discussion highlights key items impacting gains and losses on investment economic derivatives.

Investments

We utilize interest rate swaps to economically hedge a portion of our trading securities against changes in fair value. Gains and losses on these economic derivatives are due primarily to changes in interest rates. Gains and losses on our trading securities are due primarily to changes in interest rates and credit spreads.

The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Gains (losses) on interest rate swaps economically hedging our investments	$(18)	$29	$(55)	$8
Interest settlements	(4)	(5)	(9)	(11)
Net gains (losses) on investment derivatives	(22)	24	(64)	(3)
Net gains (losses) on related trading securities	18	(28)	51	(9)
Net gains (losses) on economic investment hedge relationships	$(4)	$(4)	$(13)	$(12)

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Compensation and benefits	$12	$12	$26	$22
Contractual services	3	4	6	5
Professional fees	3	1	4	2
Merger related expenses	—	33	—	35
Other operating expenses	5	3	9	6
Total operating expenses	23	53	45	70
Federal Housing Finance Agency	2	2	4	3
Office of Finance	1	1	3	2
Other, net	1	—	2	1
Total other expense	$27	$56	$54	$76

Other expense totaled $27 million and $54 million for the three and six months ended June 30, 2016 compared to $56 million and $76 million for the same periods last year. The decrease was primarily due to one time merger related expenses incurred during the three and six months ended June 30, 2015 as a result of the Merger. Merger related expenses primarily included compensation and benefits expenses and Merger transaction and integration expenses.

STATEMENTS OF CONDITION

Financial Highlights

Our total assets increased to $167.9 billion at June 30, 2016 from $137.4 billion at December 31, 2015. Our total liabilities increased to $161.4 billion at June 30, 2016 from $131.8 billion at December 31, 2015. Total capital increased to $6.5 billion at June 30, 2016 from $5.6 billion at December 31, 2015. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash and Due from Banks

At June 30, 2016, our total cash balance was $0.5 billion compared to $1.0 billion at December 31, 2015. Our cash balance was high at the end of 2015 due to limited investment opportunities.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	June 30, 2016	December 31, 2015
Commercial banks	$78,851	$52,643
Thrifts	2,375	2,771
Credit unions	2,950	2,647
Non-captive insurance companies	16,130	13,601
Captive insurance companies	15,153	15,219
Community development financial institution	3	3
Total member advances	115,462	86,884
Housing associates	81	123
Non-member borrowers	337	1,904
Total par value	$115,880	$88,911

Our total advance par value increased $27.0 billion or 30 percent at June 30, 2016 when compared to December 31, 2015. The increase in total par value was due to an increase in borrowings from a wide range of members with the most significant increase from a large depository institution member.

The following table summarizes our advances by product type (dollars in millions):

	June 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Variable rate	$86,127	74	$57,942	65
Fixed rate	28,418	25	29,788	34
Amortizing	1,335	1	1,181	1
Total par value	115,880	100	88,911	100
Premiums	106		128
Discounts	(8)		(9)
Fair value hedging adjustments	316		143
Total advances	$116,294		$89,173

Fair value hedging adjustments changed $173 million or 121 percent at June 30, 2016 when compared to December 31, 2015 due primarily to an increase in cumulative fair value adjustments on advances in hedge relationships resulting from changes in interest rates.

At June 30, 2016 and December 31, 2015, 65 and 73 percent of our advances were variable rate callable advances. Callable advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Interest rates on our variable rate callable advances reset at each call date to be consistent with either the underlying LIBOR index or our current offering rate in line with our underlying cost of funds. We generally fund our variable rate callable advances with either discount notes, LIBOR indexed debt, or debt swapped to a LIBOR index. For additional discussion on our funding strategies, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

At June 30, 2016 and December 31, 2015, advances outstanding to our five largest member borrowers totaled $73.5 billion and $50.5 billion, representing 63 and 57 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at June 30, 2016 (dollars in millions):

	Amount	% of Total
Wells Fargo Bank, N.A.	$58,925	51
TH Insurance Holdings Company LLC[1]	4,000	3
HICA Education Loan Corporation[1]	3,600	3
Truman Insurance Company[1]	3,588	3
Transamerica Life Insurance Company[2]	3,420	3
Total par value	$73,533	63

1	Represents a captive insurance company member whose membership will terminate within five years of the Finance Agency's final rule on membership that became effective February 19, 2016.

2	Excludes $1.3 billion of advances with Transamerica Premier Life Insurance Company, an affiliate of Transamerica Life Insurance Company.

On January 20, 2016, the Finance Agency issued a final rule effective February 19, 2016 that changes the eligibility requirements for FHLBank members by rendering captive insurance companies ineligible for FHLBank membership. Captive insurance company members that were admitted as members prior to September 12, 2014 (the date the Finance Agency proposed this rule) will have their memberships terminated no later than February 19, 2021. Captive insurance company members that were admitted as members after September 12, 2014 will have their memberships terminated no later than February 19, 2017. As of June 30, 2016, we had 13 captive insurance company members with advances outstanding of $15.2 billion, which represented 13 percent of our total advances outstanding. Of our captive insurance company members, six members with advance balances outstanding of $11.2 billion will have their membership terminated within five years of the effective date of the final rule and seven members with advance balances outstanding of $4.0 billion will have their membership terminated within one year of the effective date, according to the final rule. As indicated in the table above, three of our top five largest member borrowers are captive insurance company members. The magnitude of the impact of the final rule will depend, in part, on our size and profitability at the time of membership termination or maturity of the related advances. For additional discussion of the Finance Agency final rule affecting membership, refer to "Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”

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

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no probable credit losses on our advances as of June 30, 2016 and December 31, 2015. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	June 30, 2016
	MPF	MPP	Total
Fixed rate conventional loans	$5,560	$412	$5,972
Fixed rate government-insured loans	529	47	576
Total unpaid principal balance	6,089	459	6,548
Premiums	76	16	92
Discounts	(8)	(1)	(9)
Basis adjustments from mortgage loan commitments	10	—	10
Total mortgage loans held for portfolio	6,167	474	6,641
Allowance for credit losses	(1)	—	(1)
Total mortgage loans held for portfolio, net	$6,166	$474	$6,640

The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	December 31, 2015
	MPF	MPP	Total
Fixed rate conventional loans	$5,602	$464	$6,066
Fixed rate government-insured loans	547	50	597
Total unpaid principal balance	6,149	514	6,663
Premiums	76	18	94
Discounts	(9)	(1)	(10)
Basis adjustments from mortgage loan commitments	9	—	9
Total mortgage loans held for portfolio	6,225	531	6,756
Allowance for credit losses	(1)	—	(1)
Total mortgage loans held for portfolio, net	$6,224	$531	$6,755

Our total mortgage loans decreased slightly at June 30, 2016 when compared to December 31, 2015. The decrease was primarily due to principal paydowns exceeding mortgage loan purchases. For additional discussion on our mortgage loan credit risk, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets."

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	June 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	6,800	15	6,775	17
Federal funds sold	4,350	10	2,270	6
U.S. Treasury obligations[3]	1,600	4	—	—
State or local housing agency obligations	—	—	8	—
Total short-term investments	12,751	29	9,054	23
Long-term investments[2]
Interest-bearing deposits	1	—	1	—
Mortgage-backed securities
GSE single-family	5,560	13	6,260	16
GSE multifamily	10,960	25	10,145	25
Other U.S. obligations single-family[3]	3,272	7	2,317	6
Other U.S. obligations commercial[3]	5	—	6	—
Private-label residential	18	—	20	—
Total mortgage-backed securities	19,815	45	18,748	47
Non-mortgage-backed securities
Other U.S. obligations[3]	4,065	9	4,222	11
GSE and Tennessee Valley Authority obligations	5,082	12	5,593	14
State or local housing agency obligations	1,844	4	1,995	4
Other	585	1	554	1
Total non-mortgage-backed securities	11,576	26	12,364	30
Total long-term investments	31,392	71	31,113	77
Total investments	$44,143	100	$40,167	100

1	Short-term investments have original maturities equal to or less than one year.

2	Long-term investments have original maturities of greater than one year.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

Our investments increased $4.0 billion or 10 percent at June 30, 2016 when compared to December 31, 2015. The increase was due in part to the purchase of money market investments, certain U.S. Treasury obligations, and agency MBS securities during the first half of the year.

At June 30, 2016, we had investments with a par value of $99 million that had traded but not yet settled. These investments have been recorded as either "available-for-sale" or "held-to-maturity" in our Statements of Condition with a corresponding payable recorded in "other liabilities". The Finance Agency limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. At June 30, 2016, our ratio of MBS to regulatory capital was 2.73. At December 31, 2015, our ratio of MBS to regulatory capital was 3.23 due to the Merger, and as a result, we were precluded from purchasing any additional MBS until this ratio fell below 3.00.

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

Refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis performed at June 30, 2016. As a result of our analysis, we determined that all gross unrealized losses on our investment portfolio were temporary. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. As a result, we did not consider any of these securities to be other-than-temporarily-impaired at June 30, 2016.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At June 30, 2016 and December 31, 2015, the carrying value of consolidated obligations for which we are primarily liable totaled $159.1 billion and $130.2 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	June 30, 2016	December 31, 2015
Par value	$92,604	$99,074
Discounts and concession fees[1]	(83)	(84)
Total	$92,521	$98,990

1 Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes decreased $6.5 billion or 7 percent at June 30, 2016 when compared to December 31, 2015. The decrease was primarily due to our use of bonds in place of discount notes to manage our funding needs throughout the second quarter. For additional information on our discount notes, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

BONDS

The following table summarizes information on our bonds (dollars in millions):

	June 30, 2016	December 31, 2015
Total par value	$66,176	$30,899
Premiums	280	312
Discounts and concession fees[1]	(42)	(35)
Fair value hedging adjustments	185	32
Total bonds	$66,599	$31,208

1 Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds increased $35.4 billion or 113 percent at June 30, 2016 when compared to December 31, 2015. The increase was primarily due to our utilization of bonds to capture attractive funding, match repricing structures on short-term and variable rate advances, and to provide additional liquidity. Fair value hedging adjustments changed $153 million or 478 percent at June 30, 2016 when compared to December 31, 2015 due primarily to an increase in cumulative fair value adjustments on bonds in hedge relationships resulting from changes in interest rates.

For additional information on our bonds, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Deposits

Deposit levels will vary based on member alternatives for short-term investments. Our deposits decreased $44 million or 4 percent at June 30, 2016 when compared to December 31, 2015 due primarily to a decline in non-interest-bearing and member term deposits, partially offset by an increase in interest-bearing deposits.

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

Our total mandatorily redeemable capital stock balance increased $595 million or 578 percent at June 30, 2016 when compared to December 31, 2015 due primarily to the reclassification of $723 million in captive insurance company capital stock to mandatorily redeemable capital stock in the first quarter of 2016 in response to the Finance Agency final rule affecting membership eligibility that became effective February 19, 2016. The final rule changed the eligibility requirements for FHLBank members by rendering captive insurance companies ineligible for FHLBank membership. According to the final rule, captive insurance company members that were admitted as members prior to September 12, 2014 (the date the Finance Agency proposed this rule) will have their memberships terminated no later than February 19, 2021. Captive insurance company members that were admitted as members after September 12, 2014 will have their memberships terminated no later than February 19, 2017. At June 30, 2016 and December 31, 2015, our mandatorily redeemable capital stock totaled $698 million and $103 million.

Capital

The following table summarizes information on our capital (dollars in millions):

	June 30, 2016	December 31, 2015
Capital stock	$5,241	$4,714
Additional capital from merger	128	194
Retained earnings	1,220	801
Accumulated other comprehensive income	(85)	(84)
Total capital	$6,504	$5,625

Our capital increased $0.9 billion or 16 percent at June 30, 2016 when compared to December 31, 2015. The increase was due to an increase in retained earnings and capital stock. Capital stock increased $527 million due to an increase in member activity, partially offset by the reclassification of $731 million of capital stock, including all capital stock outstanding to captive insurance company members, to mandatorily redeemable capital stock in the first half of 2016. Retained earnings increased $419 million due to net income earned. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock” for additional information on our capital stock activity.

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

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	June 30, 2016	December 31, 2015
Interest rate swaps
Noncallable	$43,512	$33,927
Callable by counterparty	4,120	4,976
Callable by the Bank	109	79
Total interest rate swaps	47,741	38,982
Interest rate swaption	—	200
Forward settlement agreements (TBAs)	149	45
Mortgage delivery commitments	160	51
Total notional amount	$48,050	$39,278

The notional amount of our derivative contracts increased $8.8 billion or 22 percent at June 30, 2016 when compared to December 31, 2015. During the second quarter of 2016, we increased our utilization of swapped consolidated obligation bonds in addition to discount notes to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the six months ended June 30, 2016, proceeds from the issuance of bonds and discount notes were $49.4 billion and $143.5 billion compared to $9.9 billion and $123.1 billion for the same period in 2015. We continued to issue shorter-term discount notes as well as step-up, callable, and term fixed rate consolidated obligation bonds to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

We maintained continual access to funding and adapted our debt issuance to meet the needs of our members, including demand for variable rate callable advance products that generally favored the issuance of shorter-term debt. Access to short-term debt markets has been reliable as investors have sought the FHLBanks' short-term debt as an asset of choice, which has led to advantageous funding opportunities and increased utilization of consolidated obligation discount notes. However, due to the short-term maturity of the debt, we may be exposed to additional risks associated with refinancing and our ability to access the capital markets.

We are working to enhance our liquidity and funding management and are establishing measurements to monitor our refinancing risk. In measuring the level of assets requiring refinancing, we consider the maturity characteristics of our assets and liabilities. The following table presents the composition of our assets and liabilities (dollars in millions):

	June 30, 2016
	1 year or less	> 1 year	Total
Assets
Investments[1]	$16,482	$26,887	$43,369
Advances[2]	20,161	95,719	115,880
Mortgage loans held for portfolio[3]	1,258	5,290	6,548
Subtotal	$37,901	$127,896	165,797
Other[4]			2,063
Total assets			$167,860

Liabilities
Consolidated obligation bonds[5]	$39,522	$26,654	$66,176
Consolidated obligation discount notes[5]	92,604	—	92,604
Subtotal	$132,126	$26,654	158,780
Other[4]			2,576
Total liabilities			$161,356
Maturity gap	$94,225
Maturity gap percentage[6]	56%

1
Represents the principal balance of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and HTM securities. MBS and asset-backed investments are based on expected maturity, which factors in projected prepayments; all other investments are based on contractual maturity.

2
Represents the principal balance of advances based on contractual maturity. At June 30, 2016, 66 percent of our advances are callable, many of which have call dates in the next year. For further detail of our advance call dates, refer to "Item 1. Financial Statements — Note 7 — Advances".

3	Represents the principal balance of MPF and MPP mortgage loans based on expected maturity, which factors in projected prepayments.

4	Represents all other assets or liabilities reflected in the Bank's Statement of Condition that are not monitored as part of the maturity gap.

5	Represents the principal balance of consolidated obligations based on contractual maturity.

6	The maturity gap percentage is calculated as the maturity gap divided by total assets.

We monitor the maturity gap between assets and liabilities and are currently striving to reduce our maturity gap percentage to reduce the level of refinancing risk that could potentially occur if we could not obtain funding in the capital markets due to a liquidity crisis. This can currently be accomplished by shortening the maturity of our assets and/or lengthening the maturity of our liabilities. Our maturity gap objective and the time period for achieving this may vary based on a number of factors including our member borrowing needs, supply and demand in the debt markets, and other factors at our discretion.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of July 31, 2016, our consolidated obligations were rated AA+/A-1+ by Standard and Poor's and Aaa/P-1 by Moody's and both ratings had a stable outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2015 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations which are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At June 30, 2016 and December 31, 2015, the total par value of outstanding consolidated obligations for which we are primarily liable was $158.8 billion and $130.0 billion. At June 30, 2016 and December 31, 2015, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $805.0 billion and $775.2 billion.

The Office of Finance and FHLBanks have contingency plans in place which prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of July 31, 2016, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the six months ended June 30, 2016, repayments of consolidated obligations totaled $164.2 billion compared to $136.9 billion for the same period in 2015. A portion of these payments were due to the call of certain bonds in an effort to better match our projected asset cash flows. During the six months ended June 30, 2016 and 2015, we called bonds with a total par value of $1.0 billion and $12.4 billion.

During the six months ended June 30, 2016, advance disbursements totaled $117.8 billion compared to $46.3 billion for the same period in 2015. The increase was primarily due to an increase in borrowings from a large depository institution member and insurance company members. During the six months ended June 30, 2016, investment purchases (excluding overnight investments) totaled $62.6 billion compared to $85.7 billion for the same period in 2015. Investment purchases during each period were primarily driven by the purchase of money market investments, in an effort to manage our liquidity position.

We also use liquidity to purchase mortgage loans, repay member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

LIQUIDITY REQUIREMENTS
Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At June 30, 2016 and December 31, 2015, we were in compliance with all three of the Finance Agency liquidity requirements.

In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At June 30, 2016 and December 31, 2015, we were in compliance with this liquidity guidance.
Capital

CAPITAL REQUIREMENTS

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock, (including mandatorily redeemable capital stock), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock), additional capital from merger, and retained earnings. It does not include accumulated other comprehensive income (AOCI). Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. Nonpermanent capital includes additional capital from merger. At June 30, 2016 and December 31, 2015, we were in compliance with all three of the Finance Agency's regulatory capital requirements. Refer to "Item 1. Financial Statements — Note 12 — Capital" for additional information.

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

Capital stock owned by members in excess of their capital stock requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At June 30, 2016 and December 31, 2015, we had no excess capital stock outstanding.

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	June 30, 2016	December 31, 2015
Commercial banks	$3,894	$2,823
Thrifts	159	176
Credit unions	318	293
Non-captive insurance companies	209	768
Captive insurance companies	661	654
Total GAAP capital stock	5,241	4,714
Mandatorily redeemable capital stock	698	103
Total regulatory capital stock	$5,939	$4,817

The increase in GAAP and regulatory capital stock held at June 30, 2016 when compared to December 31, 2015 was primarily due to an increase in member activity. In addition, mandatorily redeemable capital stock increased due primarily to the reclassification of captive insurance company capital stock to mandatorily redeemable capital stock in the first quarter of 2016 in response to the Finance Agency final rule affecting membership eligibility that became effective February 19, 2016.

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

Retained Earnings
Our Enterprise Risk Management Policy (ERMP) requires a minimum level of retained earnings and additional capital from merger based on the level of market risk, credit risk, and operational risk within the Bank plus the amount needed to maintain the minimum regulatory capital to total assets ratio. If realized financial performance results in these measures falling below the minimum level, we will establish an action plan as determined by our Board of Directors to enable us to return to our targeted level of retained earnings within twelve months. At June 30, 2016, our actual retained earnings and additional capital from merger were above the minimum level, and therefore no action plan was necessary.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance our capital position over time. It requires us to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At June 30, 2016 and December 31, 2015, our restricted retained earnings balance totaled $185 million and $101 million. One percent of our average balance of outstanding consolidated obligations for the three months ended March 31, 2016 was $1.4 billion. For more information on our JCE Agreement, refer to "Item 1. Business — Retained Earnings" in our 2015 Form 10-K.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Aggregate cash dividends paid[1]	$35	$24	$66	$50
Effective combined annualized dividend rate paid on capital stock	2.94%	2.94%	2.88%	2.94%
Annualized dividend rate paid on membership capital stock	0.50%	0.50%	0.50%	0.50%
Annualized dividend rate paid on activity-based capital stock	3.50%	3.50%	3.50%	3.50%
Average three-month LIBOR	0.64%	0.28%	0.63%	0.27%

1
Amounts for the three and six months ended June 30, 2016 exclude $5 million and $9 million paid on mandatorily redeemable capital stock, which is recorded as interest expense on the Statements of Income. Amounts for both the three and six months ended June 30, 2015 exclude $1 million paid on mandatorily redeemable capital stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our 2015 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2016.

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

The proposed rule identifies three categories of institutions that would be covered by these regulations based on average total consolidated assets, applying less prescriptive incentive-based compensation program requirements to the smallest covered institutions (Level 3) and progressively more rigorous requirements to the larger covered institutions (Level 1). The proposed rule specifies that we would fall into the middle category, Level 2. The proposed rule would supplement existing Finance Agency executive compensation rules.

The proposed rule would prohibit us from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risks by “senior executive officers” and “significant risk-takers” (each as defined in the proposed rule, together, “covered persons”) that could lead to a material financial loss.

If adopted in its current form, the proposed rule would, among other things, impose requirements related to our incentive-based compensation arrangements for covered persons, related to:

•
mandatory deferrals of 50 percent and 40 percent of annual and "long-term" incentive-based compensation payments for senior executive officers and significant risk takers, respectively, over no less than 3 years for annual incentive-based compensation and 1 year for compensation awarded under a long-term incentive plan;

•	risk of downward adjustment and forfeiture of awards;

•	clawbacks of vested compensation; and

•	limits on the maximum incentive-based compensation opportunity.

The FHLBanks provided comments on the proposed rule. The proposed rule would impact the design and operation of FHLBank compensation policies and practices, including FHLBank incentive compensation policies and practices, if adopted as proposed.

Joint Proposed Rule Regarding Net Stable Funding Ratio

On May 3, 2016, the Federal Reserve Board (FRB), the Department of Treasury and the Federal Deposit Insurance Corporation (FDIC), jointly issued a proposed rule that would implement a stable funding requirement, the net stable funding ratio (NSFR), for large and internationally active banking organizations. The NSFR will require institutions to maintain liquidity to match their assets over a one-year time horizon. The FRB is proposing a modified NSFR requirement for bank holding companies and certain savings and loan holding companies that, in each case, have more than $50 billion, but less than $250 billion, in total consolidated assets and less than $10 billion in total on-balance sheet foreign exposure. If adopted in its current form, the proposed rule would provide that secured funding with maturities between six months and one year, including FHLBank advances, would be assigned 50 percent liquidity credit for purposes of calculating compliance with the NSFR, which could affect demand for our advances.

The FHLBanks provided comments on the proposed rule.

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

Market Risk

We define market risk as the risk that Market Value of Capital Stock (MVCS) or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk, including mortgage prepayment risk, was our predominant type of market risk exposure during the six months ended June 30, 2016 and 2015. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and derivatives, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements.

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

We monitor and manage to the MVCS policy limits to ensure the stability of the Bank's value. As of June 30, 2016, the policy limits for MVCS are 2.2 percent, 5 percent, and 12 percent declines from the base case in the up and down 50, 100, and 200 basis point parallel interest rate shift scenarios and 2.5 percent, 5.5 percent, and 13 percent declines from the base case in the up and down 50, 100, and 200 basis point non-parallel interest rate shift scenarios. Any policy limit breach requires a prompt action to address the measure outside of the policy limit and the breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors.

During the first quarter of 2008, due to the low interest rate environment, our Board of Directors suspended indefinitely the policy limit pertaining to the down 200 basis point parallel interest rate shift scenario. In October 2012, our Board of Directors amended the suspension by approving a rule for compliance to the down 200 basis point scenario that reinstates/suspends the associated policy limit when the 10-year swap rate increases above/drops below 2.50 percent and remains so for five consecutive days. At June 30, 2016 and December 31, 2015, the 10-year swap rate was below 2.50 percent and therefore the associated policy limit was suspended.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at June 30, 2016 and December 31, 2015:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June 30, 2016	$116.8	$116.7	$116.5	$117.7	$118.4	$118.5	$117.4
December 31, 2015	$110.4	$113.8	$115.4	$116.9	$117.5	$117.5	$116.3

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June 30, 2016	(0.7)%	(0.9)%	(1.0)%	—%	0.6%	0.7%	(0.2)%
December 31, 2015	(5.5)%	(2.6)%	(1.2)%	—%	0.5%	0.5%	(0.5)%

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at June 30, 2016 and December 31, 2015:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June 30, 2016	$117.8	$117.5	$117.6	$117.7	$117.5	$117.6	$116.4
December 31, 2015	$118.1	$118.2	$117.8	$116.9	$115.4	$114.0	$110.3

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June 30, 2016	0.1%	(0.2)%	(0.1)%	—%	(0.1)%	(0.1)%	(1.1)%
December 31, 2015	1.0%	1.1%	0.8%	—%	(1.3)%	(2.5)%	(5.6)%

The change in our base case MVCS at June 30, 2016 when compared to December 31, 2015 was primarily attributable to the following factors:

•
Increase in retained earnings: We recorded net income of $419 million, which included net gains on litigation settlements in the amount of $337 million, during the six months ended June 30, 2016. This has a positive impact on our market value of equity, thereby increasing MVCS.

•
Option-adjusted spread: The estimated spread between mortgage interest rates and LIBOR, adjusted for the mortgage prepayment option, increased at June 30, 2016 when compared to December 31, 2015. This had a negative impact on MVCS as it decreased the value of mortgage-related assets.

•
Increased shares of capital stock: Our capital stock balance increased at June 30, 2016 when compared to December 31, 2015 due to capital stock issued as a result of increased member advance activity. As we issued this capital stock at par, which is below our current MVCS value, our MVCS was negatively impacted.

PROJECTED INCOME SENSITIVITY

We monitor projected 24-month income sensitivity to limit short-term earnings volatility of the Bank. The projected 24-month income sensitivity policy limit is based on forward interest rates, and business and risk management assumptions. The risk management assumption may result in a forecast differing from business expectations. The income sensitivity policy limit specifies a floor on our projected return on capital stock for each shock scenario. Our projected return on capital stock is computed as an annualized ratio of projected net income to average projected capital stock over the projection horizon. We were in compliance with the projected 24-month income simulation policy limit at June 30, 2016 and December 31, 2015. For more information on our Projected Income Sensitivity, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" in our 2015 Form 10-K.

Capital Adequacy

An adequate capital position is necessary for providing safe and sound operations of the Bank. Our key capital adequacy measure from a risk management perspective is Economic Value of Capital Stock (EVCS). In addition to EVCS, we maintain capital levels in accordance with Finance Agency regulations and monitor retained earnings and additional capital from merger.

ECONOMIC VALUE OF CAPITAL STOCK

We define EVCS as the net present value of expected future cash flows of our assets and liabilities (excluding mandatorily redeemable capital stock), discounted at our cost of funds, and divided by the total shares of capital stock (including mandatorily redeemable capital stock) outstanding. This method reduces the impact of day-to-day price changes that cannot be attributed to any of the standard market factors, such as movements in interest rates or volatilities. Thus, EVCS provides an estimated measure of the long-term value of one share of our capital stock.

The following table shows EVCS in dollars per share based on outstanding shares, including shares classified as mandatorily redeemable, at June 30, 2016 and December 31, 2015:

Economic Value of Capital Stock (dollars per share)
June 30, 2016	$125.2
December 31, 2015	$123.1

The change in our EVCS at June 30, 2016 when compared to December 31, 2015 was primarily attributable to the following factors:

•
Increase in retained earnings. We recorded net income of $419 million, which included net gains on litigation settlements in the amount of $337 million, during the six months ended June 30, 2016. This has a positive impact on our market value of equity, thereby increasing EVCS.

•
Increased shares of capital stock. Our capital stock balance increased at June 30, 2016 when compared to December 31, 2015 due to capital stock issued as a result of increased member activity. As we issued this capital stock at par, which is below our current EVCS value, our EVCS was negatively impacted.

•
Funding costs relative to the LIBOR swap curve. Our funding costs relative to the LIBOR swap curve decreased at June 30, 2016 when compared to December 31, 2015. This had a positive impact on EVCS mainly through its impact on the value of mortgage-related assets, offset in part by the impact of the associated funding.

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

At June 30, 2016 and December 31, 2015, borrowers pledged $310.8 billion and $268.8 billion of collateral (net of applicable discounts) to support activity with us, including advances. At June 30, 2016 and December 31, 2015, our advance balances were $116.3 billion and $89.2 billion. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on our credit products as of June 30, 2016 and December 31, 2015. Accordingly, we have not recorded any allowance for credit losses on our credit products.

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

The following table presents the unpaid principal balance of our MPF and MPP portfolios by product type (dollars in millions):

Product Type	June 30, 2016	December 31, 2015
MPF Conventional:
Original MPF	$841	$849
MPF 100	19	22
MPF 125	3,933	3,860
MPF Plus	767	871
MPF Government	529	547
Total MPF	6,089	6,149

MPP Conventional	412	464
MPP Government	47	50
Total MPP	459	514
Total mortgage loan unpaid principal balance	$6,548	$6,663

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

Conventional Mortgage Loans. For our conventional mortgage loans, we have several layers of legal loss protection that are defined in agreements among us and our PFIs. For our MPF loans, these loss layers may vary depending on the MPF product alternatives selected and consist of (i) homeowner equity, (ii) primary mortgage insurance (PMI), (iii) a first loss account (FLA), and (iv) a credit enhancement obligation of the PFI. For our MPP loans, these loss layers consist of (i) homeowner equity, (ii) primary mortgage insurance (PMI), and (iii) a lender risk account (LRA). For a detailed discussion of these loss layers, refer to “Item 1. Financial Statements — Note 9 — Allowance for Credit Losses.”

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage portfolio. The following table presents a rollforward of the allowance for credit losses on our conventional MPF mortgage loans. The allowance for credit losses on our conventional MPP mortgage loans was less than $1 million during the three and six months ended June 30, 2016 and 2015 (dollars in millions):

MPF
Balance, March 31, 2015	$1
Charge-offs	(1)
Provision (reversal) for credit losses	1
Balance, June 30, 2015	$1

Balance, March 31, 2016	$1
Charge-offs	(1)
Provision (reversal) for credit losses	1
Balance, June 30, 2016	$1

Balance, December 31, 2014	$5
Charge-offs	(5)
Provision (reversal) for credit losses	1
Balance, June 30, 2015	$1

Balance, December 31, 2015	$1
Charge-offs	(1)
Provision (reversal) for credit losses	1
Balance, June 30, 2016	$1

A charge-off is recorded if it is estimated that the recorded investment in a loan will not be recovered. We evaluate whether to record a charge-off based upon the occurrence of a confirming event, including by not limited to, the occurrence of foreclosure or when a loan is deemed collateral-dependent. We charge-off the portion of the outstanding conventional mortgage loan balance in excess of the fair value of the underlying collateral, which is determined using property values, less selling costs and expected proceeds from PMI.

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At June 30, 2016, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from one to 15 percent based on the counterparty's credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of two to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. At June 30, 2016, we were in compliance with the regulatory limits established for unsecured credit.

Our short-term portfolio may include, but is not limited to, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposit, commercial paper, and U.S. Treasury obligations. Our long-term portfolio may include, but is not limited to, other U.S. obligations, GSE and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. We face credit risk from unsecured exposures primarily within our short-term portfolio. We consider investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the FDIC to be of the highest credit quality and therefore those exposures are not monitored with other unsecured investments.

We generally limit unsecured credit exposure to the following overnight investment types:

•	Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions.

•	Commercial paper. Unsecured debt issued by corporations, typically for the financing of accounts receivable, inventories, and meeting short-term liabilities.

At June 30, 2016, our unsecured investment exposure consisted of overnight Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at June 30, 2016 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1,2]
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$—	$—	$125	$125
U.S subsidiaries of foreign commercial banks	—	375	—	375
Total domestic and U.S. subsidiaries of foreign commercial banks	—	375	125	500
U.S. branches and agency offices of foreign commercial banks
Australia	200	—	—	200
Canada	—	700	—	700
Finland	600	—	—	600
France	—	350	—	350
Germany	—	600	—	600
Netherlands	—	600	—	600
Norway	—	600	—	600
Sweden	200	—	—	200
Total U.S. branches and agency offices of foreign commercial banks	1,000	2,850	—	3,850
Total unsecured investment exposure	$1,000	$3,225	$125	$4,350

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Table excludes investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the FDIC.

Investment Ratings

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	June 30, 2016
	Credit Rating[1]
	AAA	AA	A	BBB	BB or Lower	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$2
Securities purchased under agreements to resell	2,800	—	500	3,500	—	6,800
Federal funds sold	—	1,000	3,225	125	—	4,350
Investment securities:
Mortgage-backed securities
GSE single-family	—	5,560	—	—	—	5,560
GSE multifamily	—	10,960	—	—	—	10,960
Other U.S. obligations single-family[3]	—	3,272	—	—	—	3,272
Other U.S. obligations commercial[3]	—	5	—	—	—	5
Private-label residential	—	—	6	10	2	18
Total mortgage-backed securities	—	19,797	6	10	2	19,815
Non-mortgage-backed securities
U.S. Treasury obligations[3]	—	1,600	—	—	—	1,600
Other U.S. obligations[3]	—	4,065	—	—	—	4,065
GSE and Tennessee Valley Authority obligations	—	5,082	—	—	—	5,082
State or local housing agency obligations	1,272	572	—	—	—	1,844
Other	479	106	—	—	—	585
Total non-mortgage-backed securities	1,751	11,425	—	—	—	13,176
Total investments[4]	$4,551	$32,224	$3,731	$3,635	$2	$44,143

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

4	At June 30, 2016, ten percent of our total investments were unsecured.

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2015
	Credit Rating[1]
	AAA	AA	A	BBB	BB or Lower	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$2
Securities purchased under agreements to resell	1,625	150	—	5,000	—	6,775
Federal funds sold	—	450	1,820	—	—	2,270
Investment securities:
Mortgage-backed securities
GSE single-family	—	6,260	—	—	—	6,260
GSE multifamily	—	10,145	—	—	—	10,145
Other U.S. obligations single-family[3]	—	2,317	—	—	—	2,317
Other U.S. obligations commercial[3]	—	6	—	—	—	6
Private-label residential	—	—	7	11	2	20
Total mortgage-backed securities	—	18,728	7	11	2	18,748
Non-mortgage-backed securities
Other U.S. obligations[3]	—	4,222	—	—	—	4,222
GSE and Tennessee Valley Authority obligations	—	5,593	—	—	—	5,593
State or local housing agency obligations	1,465	538	—	—	—	2,003
Other	451	103	—	—	—	554
Total non-mortgage-backed securities	1,916	10,456	—	—	—	12,372
Total investments[4]	$3,541	$29,786	$1,827	$5,011	$2	$40,167

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

4	At December 31, 2015, six percent of our total investments were unsecured.

Our total investments increased at June 30, 2016 when compared to December 31, 2015. The increase was due in part to the purchase of money market investments, certain U.S. Treasury obligations, and agency MBS securities during the first half of the year.

At June 30, 2016 and December 31, 2015, we did not consider any of our investments to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment.”

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

We limit our investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or those we determine to be investment quality at the time of purchase. We perform ongoing analysis on these investments to determine potential credit issues. At June 30, 2016 and December 31, 2015, we owned $19.8 billion and $18.7 billion of MBS, of which approximately 99.9 percent were guaranteed by the U.S. Government or issued by GSEs and 0.1 percent were private-label MBS during both periods.

Our private-label MBS are variable rate securities backed by prime loans that were securitized prior to 2004. We record these investments as HTM. The following table summarizes characteristics of our private-label MBS (dollars in millions):

June 30, 2016
Credit rating:
A	$6
BBB	10
BB or Lower	2
Total unpaid principal balance	$18

Amortized cost	$18
Gross unrealized gains	—
Gross unrealized losses	(1)
Fair value	$17

Weighted average percentage of fair value to unpaid principal balance	97.0%
Original weighted average FICO® score	725
Original weighted average credit support[1]	3.9%
Weighted average credit support[2]	12.9%
Weighted average collateral delinquency rate[3]	6.3%

1	Based on the credit support at the time of issuance and is calculated using the current unpaid principal balance of the individual securities.

2	Based on the credit support as of June 30, 2016 and is calculated using the current unpaid principal balance of the individual securities.

3	Represents the percentage of underlying loans that are 60 days or more past due.

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

The following tables show our derivative counterparty credit exposure (dollars in millions):

	June 30, 2016
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Liability positions with credit exposure
Uncleared derivatives
AA	$807	$(59)	$60	$1
A	4,469	(107)	110	3
Cleared derivatives[2]	33,488	(484)	569	85
Total derivative positions with credit exposure to non-member counterparties	38,764	(650)	739	89
Member institutions[3]	153	1	—	1
Total	38,917	$(649)	$739	$90
Derivative positions without credit exposure	9,133
Total notional	$48,050

	December 31, 2015
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A4	$15	$—	$—	$—
Liability positions with credit exposure
Uncleared derivatives
A4	370	(11)	11	—
BBB[4]	1,268	(23)	23	—
Cleared derivatives[2]	22,851	(254)	348	94
Total derivative positions with credit exposure to non-member counterparties	24,504	(288)	382	94
Member institutions[3,4]	34	—	—	—
Total	24,538	$(288)	$382	$94
Derivative positions without credit exposure	14,740
Total notional	$39,278

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Represents derivative transactions cleared with Clearinghouses that are not rated.

3	Represents mortgage delivery commitments with our member institutions.

4	Net credit exposure is less than $1 million.

Operational Risk

We define operational risk as the risk of loss or harm from inadequate or failed processes, people, and/or systems, including those emanating from external sources. Operational risk is inherent in all of our business activities and processes. Management has established policies and procedures to reduce the likelihood of operational risk and designed our annual risk assessment process to provide ongoing identification, measurement, and monitoring of operational risk. Consistent with the past two quarters, due to the manual nature of many of our processes our operational risk exposure remains elevated. To mitigate this risk, we continue to focus on process and control improvements, system upgrades, and assessments of staffing adequacy. During the first six months of 2016, we have added staff to lead and support critical business functions, designed a new control structure surrounding spreadsheets and other applications used in the financial reporting and close process, and implemented enhancements to access controls over key IT applications.

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

Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, and management's previous identification of material weaknesses in our internal control over financial reporting at December 31, 2015, our President and CEO, and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

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

1.
Management has made changes to the governance of our internal control infrastructure and processes that are expected to facilitate timely, recurring evaluations of internal controls over financial reporting for known and/or expected changes in our business environment during each calendar year. This process includes a complete review and assessment of our system of internal control over financial reporting conducted by an independent third party working closely with Bank staff. The Bank also added staff to lead and support this critical business function. As of June 30, 2016, this review remains underway.

2.
Management has designed a new control structure surrounding spreadsheets and other applications used in the financial reporting and close process as part of a comprehensive project to address the related material weakness, which is in the process of implementation. Once completed, this project is expected to increase the number and effectiveness of controls surrounding spreadsheets utilized in the financial reporting process. Longer term, management intends to reduce the number of financial reporting spreadsheets through automation. As of June 30, 2016, a number of these controls are in place for certain spreadsheets that management determined to be critical.

3.
Management has designed a plan and is in the process of implementing enhancements to access controls over key IT applications used in the financial reporting and close process. This included strengthening existing controls, adding additional controls, and adding staff to the information technology department to support the effective execution of these controls.

Management believes that the measures described above should strengthen our internal control over financial reporting. We cannot provide assurance, however, that these steps will remediate such weaknesses or the timing of when such steps will be completed, nor can we be certain of whether additional actions will be required or the costs of any such actions. The material weaknesses cannot be considered remediated until the applicable remedial actions and resulting internal controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2016, management continued to take steps to remediate the material weaknesses and other control deficiencies identified at December 31, 2015. Other than these remediation steps, as outlined above, there have been no changes in our internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting at June 30, 2016.

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

In October 2010, each defendant group filed a motion to dismiss the proceedings against it. The issues raised by those motions were fully briefed and were the subject of oral arguments that occurred in March and April 2011. In a series of decisions handed down in June, July, and August 2011, the judge handling the pre-trial motions ruled in favor of the Seattle Bank on all issues, except that the judge granted the defendants' motions to dismiss certain of the Seattle Bank's allegations of misrepresentation as to owner occupancy of properties securing loans in the securitized loan pools. In addition, the judge granted motions to dismiss a group of related entities as defendants in one of the 11 cases for lack of personal jurisdiction. The resolution of the pre-trial motions allowed the cases to proceed to the discovery phase, which is complete. In a series of rulings in November 2015, the judge denied the defendants' motions for summary judgment on common issues and granted Seattle Bank's motion to strike the seller defendants' due diligence defenses. With a few exceptions, the judge has also denied, in whole or in part, each defendant's individual motion or motions for summary judgment. The judge granted partial summary judgment to three defendants on a total of five certificates.

Of the 11 cases initially filed, four remain active. The aggregate original principal amount for the private-label MBS in the four remaining actions, including the dismissed certificates, is $1.5 billion. The first trial against any of the four defendant groups is scheduled for late October 2016.

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
We record legal expenses related to litigation settlements as incurred in other expenses in the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. We incur and recognize these contingent based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement.
During the three and six months ended June 30, 2016, we settled multiple private-label MBS claims and recognized $200 million and $337 million in net gains on litigation settlements. We continue to pursue litigation with the other defendants. During the three and six months ended June 30, 2015, we did not record any net gains on litigation settlements.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2015 Form 10-K. There have been no material change to our risk factors during the six months ended June 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

PricewaterhouseCoopers LLP (PwC) serves as the independent registered public accounting firm for our Bank. Rule 201(c)(1)(ii)(A) of Regulation S-X (the Loan Rule) prohibits an accounting firm, such as PwC, from having certain financial relationships with its audit clients and affiliated entities. Specifically, the Loan Rule provides, in relevant part, that an accounting firm generally would not be independent if it receives a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.”
PwC has advised our Bank as of December 31, 2015 and June 30, 2016 that it has a borrowing relationship with a Bank member (referred below as the “lender”) who owns more than 10 percent of the Bank’s capital stock, which under the Loan Rule, would call into question PwC’s independence with respect to the Bank. We are providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of our Bank.
PwC advised our Audit Committee that it believes that, in light of the facts of this borrowing relationship, its ability to exercise objective and impartial judgment on all matters encompassed within PwC’s audit engagement have not been impaired and that a reasonable investor with knowledge of all relevant facts and circumstances would reach the same conclusion. PwC has advised the Audit Committee that this conclusion is based in part on the following considerations:

•	the borrowings are in good standing and the lender does not have the right to take action against PwC, as borrower, in connection with the financings;

•	the debt balances outstanding are immaterial to PwC and to the lender;

•	PwC has borrowing relationships with a diverse group of lenders, therefore PwC is not dependent on any single lender or group of lenders; and

•	the PwC audit engagement team has no involvement in PwC’s treasury function and PwC’s treasury function has no oversight or ability to influence the PwC audit engagement team.

Additionally, our Audit Committee assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the Bank, the limited voting rights of the Bank’s members, and the composition of the board of directors. In addition to the above listed considerations, the Audit Committee considered the following:

•	although the lender owned more than 10 percent of the Bank’s capital stock, the lender’s voting rights are less than 10 percent;

•	as of December 31, 2015 and June 30, 2016, no officer or director of the lender served on the board of directors of the Bank; and

•	the lender is subject to the same terms and conditions for conducting business with the Bank as any other member.

Based on the Audit Committee’s evaluation, the Audit Committee has concluded that PwC’s ability to exercise objective and impartial judgment on all issues encompassed within PwC’s audit engagement has not been impaired.

ITEM 6. EXHIBITS

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective February 10, 2016[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended and approved by the Federal Housing Finance Agency on May 31, 2015[1]
10.1	Federal Home Loan Bank of Des Moines Fifth Amended and Restated Benefit Equalization Plan, effective January 1, 2016[3]
10.2	2016 Director Fee Policy, effective January 1, 2016[3]
10.3	Employment Agreement with Joseph E. Amato, effective May 2, 2016[4]
10.4	General Release with Richard S. Swanson, effective June 30, 2016[5]
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

1	Incorporated by reference to our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

2	Incorporated by reference to our Form 8-K filed with the SEC on February 17, 2016 (Commission File No. 000-51999).

3	Incorporated by reference to our Form 10-K filed with the SEC on March 21, 2016 (Commission File No. 000-51999).

4	Incorporated by reference to our Form 8-K/A (Amendment No. 1) filed with the SEC on August 5, 2016 (Commission File No. 000-51999).

5	Incorporated by reference to our Form 8-K/A (Amendment No. 1) filed with the SEC on July 13, 2016 (Commission File No. 000-51999).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	August 10, 2016

By:	/s/ Michael L. Wilson
Michael L. Wilson President and Chief Executive Officer

By:	/s/ Ardis E. Kelley
Ardis E. Kelley Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)