Form 10-Q
period 2016-09-30
Federal Home Loan Bank of Des Moines
filed 2016-11-10
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2016
Class B Stock, par value $100	62,272,305

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$245	$982
Interest-bearing deposits	2	2
Securities purchased under agreements to resell	6,250	6,775
Federal funds sold	4,635	2,270
Investment securities
Trading securities (Note 3)	4,077	4,047
Available-for-sale securities (Note 4)	22,931	20,988
Held-to-maturity securities (fair value of $5,051 and $6,142) (Note 5)	4,956	6,085
Total investment securities	31,964	31,120
Advances (includes $2 and $8 at fair value under the fair value option) (Note 7)	125,828	89,173
Mortgage loans held for portfolio, net of allowance for credit losses of $2 and $1 (Notes 8 and 9)	6,792	6,755
Accrued interest receivable	187	143
Premises, software, and equipment, net	27	25
Derivative assets, net (Note 10)	109	94
Other assets	35	35
TOTAL ASSETS	$176,074	$137,374
LIABILITIES
Deposits
Interest-bearing	$916	$924
Non-interest-bearing	117	186
Total deposits	1,033	1,110
Consolidated obligations (Note 11)
Discount notes	84,481	98,990
Bonds (includes $0 and $15 at fair value under the fair value option)	82,454	31,208
Total consolidated obligations	166,935	130,198
Mandatorily redeemable capital stock (Note 12)	675	103
Accrued interest payable	181	119
Affordable Housing Program payable	104	62
Derivative liabilities, net (Note 10)	85	102
Other liabilities	56	55
TOTAL LIABILITIES	169,069	131,749
Commitments and contingencies (Note 14)
CAPITAL (Note 12)
Capital stock - Class B putable ($100 par value); 57 and 47 issued and outstanding shares	5,658	4,714
Additional capital from merger	92	194
Retained earnings
Unrestricted	1,094	700
Restricted	200	101
Total retained earnings	1,294	801
Accumulated other comprehensive income (loss)	(39)	(84)
TOTAL CAPITAL	7,005	5,625
TOTAL LIABILITIES AND CAPITAL	$176,074	$137,374

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
INTEREST INCOME
Advances	$237	$81	$594	$210
Prepayment fees on advances, net	1	—	6	9
Interest-bearing deposits	1	—	2	—
Securities purchased under agreements to resell	4	1	13	4
Federal funds sold	5	2	13	4
Trading securities	13	9	39	27
Available-for-sale securities	63	49	176	116
Held-to-maturity securities	19	19	59	40
Mortgage loans held for portfolio	56	62	176	182
Total interest income	399	223	1,078	592
INTEREST EXPENSE
Consolidated obligations - Discount notes	98	22	320	52
Consolidated obligations - Bonds	177	112	428	302
Deposits	1	—	1	—
Mandatorily redeemable capital stock	6	1	15	2
Total interest expense	282	135	764	356
NET INTEREST INCOME	117	88	314	236
Provision (reversal) for credit losses on mortgage loans	1	1	2	2
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	116	87	312	234
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(2)	17	51	9
Net gains (losses) on derivatives and hedging activities	(3)	(43)	(76)	(39)
Gains on litigation settlements, net	—	12	337	12
Other, net	—	2	7	3
Total other income (loss)	(5)	(12)	319	(15)
OTHER EXPENSE
Compensation and benefits	13	12	39	34
Contractual services	1	4	7	9
Professional fees	4	4	8	6
Merger related expenses	—	3	—	38
Other operating expenses	5	4	14	10
Federal Housing Finance Agency	2	2	6	5
Office of Finance	2	2	5	4
Other, net	1	1	3	2
Total other expense	28	32	82	108
NET INCOME BEFORE ASSESSMENTS	83	43	549	111
Affordable Housing Program assessments	9	4	56	11
NET INCOME	$74	$39	$493	$100

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$74	$39	$493	$100
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	46	(120)	45	(122)
Pension and postretirement benefits	—	(1)	—	—
Total other comprehensive income (loss)	46	(121)	45	(122)
TOTAL COMPREHENSIVE INCOME (LOSS)	$120	$(82)	$538	$(22)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class A (putable)		Capital Stock Class B (putable)		Total Capital Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value
BALANCE, DECEMBER 31, 2014	—	$—	35	$3,469	35	$3,469
Proceeds from issuance of capital stock	—	—	22	2,234	22	2,234
Capital stock issued from merger	—	31	9	863	9	894
Repurchases/redemptions of capital stock	—	(31)	(25)	(2,515)	(25)	(2,546)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	1	75	1	75
Additional capital from merger	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	—	—	—
Cash dividends on capital stock	—	—	—	—	—	—
BALANCE, SEPTEMBER 30, 2015	—	$—	42	$4,126	42	$4,126

BALANCE, DECEMBER 31, 2015	—	$—	47	$4,714	47	$4,714
Proceeds from issuance of capital stock	—	—	48	4,792	48	4,792
Repurchases/redemptions of capital stock	—	—	(31)	(3,116)	(31)	(3,116)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	(7)	(732)	(7)	(732)
Comprehensive income (loss)	—	—	—	—	—	—
Cash dividends on capital stock	—	—	—	—	—	—
BALANCE, SEPTEMBER 30, 2016	—	$—	57	$5,658	57	$5,658

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL (continued from previous page)
(dollars and shares in millions)
(Unaudited)

	Additional Capital from Merger	Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
		Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2014	$—	$645	$75	$720	$123	$4,312
Proceeds from issuance of capital stock	—	—	—	—	—	2,234
Capital stock issued from merger	—	—	—	—	—	894
Repurchases/redemptions of capital stock	—	—	—	—	—	(2,546)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	—	75
Additional capital from merger	246	—	—	—	—	246
Comprehensive income (loss)	—	80	20	100	(122)	(22)
Cash dividends on capital stock	(25)	(50)	—	(50)	—	(75)
BALANCE, SEPTEMBER 30, 2015	$221	$675	$95	$770	$1	$5,118

BALANCE, DECEMBER 31, 2015	$194	$700	$101	$801	$(84)	$5,625
Proceeds from issuance of capital stock	—	—	—	—	—	4,792
Repurchases/redemptions of capital stock	—	—	—	—	—	(3,116)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	—	(732)
Comprehensive income (loss)	—	394	99	493	45	538
Cash dividends on capital stock	(102)	—	—	—	—	(102)
BALANCE, SEPTEMBER 30, 2016	$92	$1,094	$200	$1,294	$(39)	$7,005

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$493	$100
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	37	25
Net (gains) losses on trading securities	(51)	(9)
Net change in derivatives and hedging activities	5	—
Other adjustments	(5)	1
Net change in:
Accrued interest receivable	(64)	(10)
Other assets	(1)	(4)
Accrued interest payable	62	21
Other liabilities	42	(9)
Total adjustments	25	15
Net cash provided by (used in) operating activities	518	115
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(366)	(155)
Securities purchased under agreements to resell	525	91
Federal funds sold	(2,365)	(320)
Premises, software, and equipment	(7)	(5)
Cash transferred for merger	—	2,341
Trading securities
Proceeds from maturities of long-term	1,617	519
Purchases of long-term	(1,597)	—
Available-for-sale securities
Proceeds from maturities of long-term	1,902	1,316
Purchases of long-term	(3,465)	(1,108)
Held-to-maturity securities
Proceeds from sales and maturities of long-term	1,178	724
Purchases of long-term	(64)	(89)
Advances
Principal collected	134,568	88,354
Originated	(171,179)	(88,455)
Mortgage loans held for portfolio
Principal collected	931	931
Originated or purchased	(988)	(652)
Proceeds from sales of foreclosed assets	10	10
Net cash provided by (used in) investing activities	(39,300)	3,502

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
FINANCING ACTIVITIES
Net change in deposits	(77)	123
Net payments on derivative contracts with financing elements	(4)	(6)
Net proceeds from issuance of consolidated obligations
Discount notes	209,409	198,088
Bonds	77,918	15,564
Payments for maturing and retiring consolidated obligations
Discount notes	(223,948)	(191,074)
Bonds	(26,667)	(25,087)
Proceeds from issuance of capital stock	4,792	2,234
Payments for repurchases/redemptions of capital stock	(3,116)	(2,546)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(160)	(568)
Cash dividends paid	(102)	(75)
Net cash provided by (used in) financing activities	38,045	(3,347)
Net increase (decrease) in cash and due from banks	(737)	270
Cash and due from banks at beginning of the period	982	495
Cash and due from banks at end of the period	$245	$765

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$1,200	$798
Affordable Housing Program payments	14	9
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	20	11
Mortgage loan charge-offs	2	5
Transfers of mortgage loans to real estate owned	6	6
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	732	(75)
Capital stock issued from merger	—	894
Assets acquired (liabilities assumed) from merger:
Trading securities	—	551
Available-for-sale securities	—	9,825
Held-to-maturity securities	—	5,829
Advances	—	9,191
Mortgage loans held for portfolio	—	615
Accrued interest receivable	—	47
Premises, software, and equipment	—	3
Derivative assets	—	40
Other assets	—	22
Deposits	—	(371)
Consolidated obligation discount notes	—	(12,449)
Consolidated obligation bonds	—	(13,613)
Mandatorily redeemable capital stock	—	(725)
Accrued interest payable	—	(38)
Affordable Housing Program payable	—	(17)
Derivative liabilities	—	(74)
Other liabilities	—	(37)

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

Nine Months Ended
September 30, 2015
Interest income	$707
Net income	$110

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

RECLASSIFICATIONS

Certain amounts in the Bank's 2015 financial statements and footnotes have been reclassified to conform to the presentation for the three and nine months ended September 30, 2016. These amounts were not deemed to be material.

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank's significant accounting policies during the nine months ended September 30, 2016, with the exception of one policy noted below. Descriptions of all significant accounting policies are included in "Note 1 - Summary of Significant Accounting Policies" in the 2015 Form 10-K.

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

Note 2 — Recently Adopted and Issued Accounting Guidance

ADOPTED ACCOUNTING GUIDANCE

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

On March 10, 2016, the FASB issued amendments to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under GAAP does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments provide entities with the option to apply the guidance using either a prospective approach or a modified retrospective approach. The guidance would have become effective for the Bank in 2017 but the guidance allowed early adoption. The Bank elected to early adopt this guidance prospectively on January 1, 2016. The adoption of this guidance did not have an effect on the Bank’s financial condition, results of operations, or cash flows.

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

ISSUED ACCOUNTING GUIDANCE

Classification of Certain Cash Receipts and Cash Payments

On August 26, 2016, the FASB issued amendments to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. This guidance is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2018, and early adoption is permitted. This guidance should be applied using a retrospective transition method to each period presented. The Bank is in the process of evaluating this guidance, but its effect on the Bank's cash flows is not expected to be material.
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

Note 3 — Trading Securities

MAJOR SECURITY TYPES

Trading securities were as follows (dollars in millions):

	September 30, 2016	December 31, 2015
Non-mortgage-backed securities
Other U.S. obligations[1]	$229	$237
GSE and Tennessee Valley Authority obligations	3,086	3,077
Other[2]	288	276
Total non-mortgage-backed securities	3,603	3,590
Mortgage-backed securities
GSE multifamily	474	457
Total fair value	$4,077	$4,047

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Consists of taxable municipal bonds.

NET GAINS (LOSSES) ON TRADING SECURITIES

During the three and nine months ended September 30, 2016, the Bank recorded net holding losses of $2 million and net holding gains of $51 million on its trading securities compared to net holding gains of $17 million and $9 million for the same periods in 2015. The Bank did not sell any trading securities during the three and nine months ended September 30, 2016 and 2015.

Note 4 — Available-for-Sale Securities

MAJOR SECURITY TYPES

AFS securities were as follows (dollars in millions):

	September 30, 2016
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$3,720	$4	$(21)	$3,703
GSE and Tennessee Valley Authority obligations	1,494	10	(12)	1,492
State or local housing agency obligations	1,023	—	(1)	1,022
Other[3]	291	5	—	296
Total non-mortgage-backed securities	6,528	19	(34)	6,513
Mortgage-backed securities
Other U.S. obligations single-family[2]	3,509	3	(11)	3,501
GSE single-family	1,345	11	—	1,356
GSE multifamily	11,586	36	(61)	11,561
Total mortgage-backed securities	16,440	50	(72)	16,418
Total	$22,968	$69	$(106)	$22,931

	December 31, 2015
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$4,010	$4	$(29)	$3,985
GSE and Tennessee Valley Authority obligations	2,124	14	(23)	2,115
State or local housing agency obligations	1,048	—	(1)	1,047
Other[3]	276	4	(2)	278
Total non-mortgage-backed securities	7,458	22	(55)	7,425
Mortgage-backed securities
Other U.S. obligations single-family[2]	2,284	—	(14)	2,270
GSE single-family	1,593	13	(1)	1,605
GSE multifamily	9,735	36	(83)	9,688
Total mortgage-backed securities	13,612	49	(98)	13,563
Total	$21,070	$71	$(153)	$20,988

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	Consists of taxable municipal bonds and/or Private Export Funding Corporation (PEFCO) bonds.

UNREALIZED LOSSES

The following tables summarize AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	September 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$20	$—	$3,174	$(21)	$3,194	$(21)
GSE and Tennessee Valley Authority obligations	—	—	942	(12)	942	(12)
State or local housing agency obligations	684	(1)	14	—	698	(1)
Total non-mortgage-backed securities	704	(1)	4,130	(33)	4,834	(34)
Mortgage-backed securities
Other U.S. obligations single-family[1]	1,242	(4)	1,122	(7)	2,364	(11)
GSE single-family	152	—	26	—	178	—
GSE multifamily	2,207	(5)	6,776	(56)	8,983	(61)
Total mortgage-backed securities	3,601	(9)	7,924	(63)	11,525	(72)
Total	$4,305	$(10)	$12,054	$(96)	$16,359	$(106)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$3,645	$(29)	$—	$—	$3,645	$(29)
GSE and Tennessee Valley Authority obligations	1,701	(23)	—	—	1,701	(23)
State or local housing agency obligations	555	(1)	6	—	561	(1)
Other[2]	97	(2)	—	—	97	(2)
Total non-mortgage-backed securities	5,998	(55)	6	—	6,004	(55)
Mortgage-backed securities
Other U.S. obligations single-family[1]	2,270	(14)	—	—	2,270	(14)
GSE single-family	277	(1)	33	—	310	(1)
GSE multifamily	8,166	(66)	926	(17)	9,092	(83)
Total mortgage-backed securities	10,713	(81)	959	(17)	11,672	(98)
Total	$16,711	$(136)	$965	$(17)	$17,676	$(153)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Consists of taxable municipal bonds and/or PEFCO bonds.

CONTRACTUAL MATURITY

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	September 30, 2016		December 31, 2015
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$177	$178	$430	$431
Due after one year through five years	522	529	968	978
Due after five years through ten years	4,641	4,625	4,664	4,637
Due after ten years	1,188	1,181	1,396	1,379
Total non-mortgage-backed securities	6,528	6,513	7,458	7,425
Mortgage-backed securities	16,440	16,418	13,612	13,563
Total	$22,968	$22,931	$21,070	$20,988

NET GAINS (LOSSES) FROM SALE OF AFS SECURITIES

During the nine months ended September 30, 2016, the Bank received $287 million in proceeds from the sale of AFS securities and recognized gains of less than $1 million. During the three months ended September 30, 2016 and the three and nine months ended September 30, 2015, the Bank did not sell any AFS securities.

PREPAYMENT FEES

Prepayment fees on AFS securities are recorded as interest income in the Statements of Income. During the three and nine months ended September 30, 2016, AFS MBS were prepaid and the Bank received $2 million and $5 million in prepayment fees, which were offset in part by fair value hedging adjustments and discount amortization combined of $1 million and $2 million. During both the three and nine months ended September 30, 2015, an AFS MBS was prepaid and the Bank received a $3 million prepayment fee, which was offset in part by fair value hedging adjustments and premium amortization combined of $1 million.

Note 5 — Held-to-Maturity Securities

MAJOR SECURITY TYPES

Held-to-maturity (HTM) securities were as follows (dollars in millions):

	September 30, 2016
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$398	$92	$—	$490
State or local housing agency obligations	691	5	(4)	692
Total non-mortgage-backed securities	1,089	97	(4)	1,182
Mortgage-backed securities
Other U.S. obligations single-family[2]	30	—	—	30
Other U.S. obligations commercial[2]	4	—	—	4
GSE single-family	3,816	11	(8)	3,819
Private-label residential	17	—	(1)	16
Total mortgage-backed securities	3,867	11	(9)	3,869
Total	$4,956	$108	$(13)	$5,051

	December 31, 2015
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$401	$57	$(2)	$456
State or local housing agency obligations	956	9	—	965
Total non-mortgage-backed securities	1,357	66	(2)	1,421
Mortgage-backed securities
Other U.S. obligations single-family[2]	47	—	—	47
Other U.S. obligations commercial[2]	6	—	—	6
GSE single-family	4,655	9	(15)	4,649
Private-label residential	20	—	(1)	19
Total mortgage-backed securities	4,728	9	(16)	4,721
Total	$6,085	$75	$(18)	$6,142

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

UNREALIZED LOSSES

The following tables summarize HTM securities with unrealized losses by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	September 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
State or local housing agency obligations	$279	$(4)	$5	$—	$284	$(4)
Total non-mortgage-backed securities	279	(4)	5	—	284	(4)
Mortgage-backed securities
Other U.S. obligations single-family[1]	29	—	—	—	29	—
Other U.S. obligations commercial[1]	1	—	2	—	3	—
GSE single-family	2,105	(6)	493	(2)	2,598	(8)
Private-label residential	—	—	11	(1)	11	(1)
Total mortgage-backed securities	2,135	(6)	506	(3)	2,641	(9)
Total	$2,414	$(10)	$511	$(3)	$2,925	$(13)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage backed securities
GSE and Tennessee Valley Authority obligations	$96	$(2)	$—	$—	$96	$(2)
State or local housing agency obligations	93	—	—	—	93	—
Total non-mortgage-backed securities	189	(2)	—	—	189	(2)
Mortgage-backed securities
Other U.S. obligations single-family[1]	40	—	—	—	40	—
Other U.S. obligations commercial[1]	5	—	—	—	5	—
GSE single-family	3,052	(15)	20	—	3,072	(15)
Private-label residential	—	—	13	(1)	13	(1)
Total mortgage-backed securities	3,097	(15)	33	(1)	3,130	(16)
Total	$3,286	$(17)	$33	$(1)	$3,319	$(18)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	September 30, 2016		December 31, 2015
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$11	$11	$18	$18
Due after one year through five years	62	62	131	131
Due after five years through ten years	368	418	409	440
Due after ten years	648	691	799	832
Total non-mortgage-backed securities	1,089	1,182	1,357	1,421
Mortgage-backed securities	3,867	3,869	4,728	4,721
Total	$4,956	$5,051	$6,085	$6,142

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

The FHLBanks' OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of one percent to an increase of ten percent over the twelve month period beginning July 1, 2016. For the vast majority of markets, the projected short-term housing price changes range from an increase of three percent to an increase of six percent. Thereafter, a unique path is projected for each geographical area based on an internally developed framework derived from historical data.

The Bank compared the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At September 30, 2016, the Bank's cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell its private-label MBS and it is not more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at September 30, 2016.

ALL OTHER AFS AND HTM INVESTMENT SECURITIES

On a quarterly basis, the Bank reviews all remaining AFS and HTM securities in an unrealized loss position to determine whether they are other-than temporarily impaired. The following was determined for the Bank's other investment securities in an unrealized loss position at September 30, 2016:

•
Other U.S. obligations and GSE and Tennessee Valley Authority obligations. The unrealized losses were due primarily to changes in interest rates and credit spreads, and not to a significant deterioration in the fundamental credit quality of the obligations. The strength of the issuers' guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. The Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at September 30, 2016.

•
State or local housing agency obligations. The unrealized losses were due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligations. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at September 30, 2016.

Note 7 — Advances

CONTRACTUAL MATURITY

The following table summarizes the Bank's advances outstanding by contractual maturity (dollars in millions):

	September 30, 2016		December 31, 2015
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$5	3.45%	$1	3.34%
Due in one year or less	20,759	0.86	18,967	0.77
Due after one year through two years	30,944	1.02	8,608	1.48
Due after two years through three years	23,587	0.88	18,517	0.93
Due after three years through four years	6,862	1.10	17,439	0.60
Due after four years through five years	28,837	0.82	16,521	0.74
Thereafter	14,528	0.96	8,858	1.36
Total par value	125,522	0.92%	88,911	0.89%
Premiums	94		128
Discounts	(7)		(9)
Fair value hedging adjustments	219		143
Total	$125,828		$89,173

The following table summarizes all advances at September 30, 2016 and December 31, 2015, by year of contractual maturity or next call date for callable advances, and by year of contractual maturity or next put date for putable advances (dollars in millions):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Overdrawn demand deposit accounts	$5	$1	$5	$1
Due in one year or less	95,329	73,242	22,179	21,156
Due after one year through two years	10,922	4,513	29,756	7,549
Due after two years through three years	9,437	4,377	23,547	17,576
Due after three years through four years	2,446	2,337	6,862	17,439
Due after four years through five years	5,329	1,818	28,673	16,521
Thereafter	2,054	2,623	14,500	8,669
Total par value	$125,522	$88,911	$125,522	$88,911

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). At September 30, 2016 and December 31, 2015, the Bank had callable advances outstanding totaling $78.6 billion and $54.8 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise dates, and the borrower may then apply for replacement funding at the prevailing market rate. Generally, put options are exercised when interest rates increase. At September 30, 2016 and December 31, 2015, the Bank had putable advances outstanding totaling $2.1 billion and $2.6 billion.

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

The following table summarizes the Bank's prepayment fees on advances, net (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Prepayment fee income	$2	$—	$11	$14
Fair value hedging adjustments[1]	(1)	—	(5)	(5)
Prepayment fees on advances, net	$1	$—	$6	$9

1	Represents the amortization/accretion of fair value hedging adjustments on closed advance hedge relationships resulting from advance prepayments.

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

The following tables present information on the Bank's mortgage loans held for portfolio (dollars in millions):

	September 30, 2016
	MPF	MPP	Total
Fixed rate, long-term single-family mortgage loans	$5,097	$420	$5,517
Fixed rate, medium-term[1] single-family mortgage loans	1,172	8	1,180
Total unpaid principal balance	6,269	428	6,697
Premiums	81	14	95
Discounts	(8)	(1)	(9)
Basis adjustments from mortgage loan commitments	11	—	11
Total mortgage loans held for portfolio	6,353	441	6,794
Allowance for credit losses	(2)	—	(2)
Total mortgage loans held for portfolio, net	$6,351	$441	$6,792

	December 31, 2015
	MPF	MPP	Total
Fixed rate, long-term single-family mortgage loans	$4,884	$500	$5,384
Fixed rate, medium-term[1] single-family mortgage loans	1,265	14	1,279
Total unpaid principal balance	6,149	514	6,663
Premiums	76	18	94
Discounts	(9)	(1)	(10)
Basis adjustments from mortgage loan commitments	9	—	9
Total mortgage loans held for portfolio	6,225	531	6,756
Allowance for credit losses	(1)	—	(1)
Total mortgage loans held for portfolio, net	$6,224	$531	$6,755

1	Medium-term is defined as a term of 15 years or less.

The following tables present the Bank's mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	September 30, 2016
	MPF	MPP	Total
Conventional mortgage loans	$5,747	$384	$6,131
Government-insured mortgage loans	522	44	566
Total unpaid principal balance	$6,269	$428	$6,697

	December 31, 2015
	MPF	MPP	Total
Conventional mortgage loans	$5,602	$464	$6,066
Government-insured mortgage loans	547	50	597
Total unpaid principal balance	$6,149	$514	$6,663

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

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At September 30, 2016 and December 31, 2015, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At September 30, 2016 and December 31, 2015, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings (TDRs) related to credit products during the nine months ended September 30, 2016 and 2015.

The Bank has never experienced a credit loss on its credit products. Based upon the Bank's collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on its credit products as of September 30, 2016 and December 31, 2015. Accordingly, the Bank has not recorded any allowance for credit losses for its credit products.

GOVERNMENT-INSURED MORTGAGE LOANS

The Bank invests in government-insured fixed rate mortgage loans in both the MPF and MPP portfolios that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote and has never experienced a credit loss on its government-insured mortgage loans. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at September 30, 2016 and December 31, 2015. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

ALLOWANCE METHODOLOGY

The Bank utilizes an allowance for credit losses to reserve for estimated losses in its conventional MPF and MPP mortgage loan portfolios at the balance sheet date. The measurement of the Bank's MPF and MPP allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, and (iii) estimating additional credit losses in the conventional mortgage loan portfolio.

Collectively Evaluated Conventional Mortgage Loans. The Bank collectively evaluates the majority of its conventional MPF and MPP mortgage loan portfolios for impairment and estimates an allowance for credit losses based primarily on the following factors: (i) current loan delinquencies, (ii) loans migrating to collateral-dependent status, and (iii) actual historical loss severities. The Bank utilizes a roll-rate methodology when estimating its allowance for credit losses. This methodology projects loans migrating to collateral-dependent status based on historical average rates of delinquency. The Bank then applies a loss severity factor to calculate an estimate of credit losses.

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

Estimating Additional Credit Loss in the MPF and MPP Conventional Mortgage Loan Portfolios. The Bank may make adjustments for certain limitations in its estimation of credit losses. These adjustments recognize the imprecise nature of an estimate and represents a subjective management judgment that is intended to cover losses resulting from other factors that may not be captured in the methodology previously described at the balance sheet date. These additional factors include, but are not limited to certain quantifiable economic factors, such as unemployment rates and home prices impacting housing markets.

The following table summarizes the recorded investment and allowance for credit losses of the Bank's conventional mortgage loan portfolio by impairment methodology (dollars in millions):

	MPF	MPP[1]	Total
Recorded investment, September 30, 2016[2]
Collectively evaluated for impairment	$5,818	$372	$6,190
Individually evaluated for impairment, without a related allowance	30	25	55
Total recorded investment	$5,848	$397	$6,245

Recorded investment, December 31, 2015[2]
Collectively evaluated for impairment	$5,659	$449	$6,108
Individually evaluated for impairment, without a related allowance	37	31	68
Total recorded investment	$5,696	$480	$6,176

Allowance for credit losses, September 30, 2016
Collectively evaluated for impairment	$2	$—	$2

Allowance for credit losses, December 31, 2015
Collectively evaluated for impairment	$1	$—	$1

1    The allowance for credit losses on MPP loans was less than $1 million at September 30, 2016 and December 31, 2015.

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

CREDIT QUALITY INDICATORS

Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank's key credit quality indicators for mortgage loans (dollars in millions):

	September 30, 2016
	MPF		MPP
	Conventional	Government	Conventional	Government	Total
Past due 30 - 59 days	$52	$19	$12	$4	$87
Past due 60 - 89 days	13	8	4	2	27
Past due 90 - 179 days	10	5	3	1	19
Past due 180 days or more	23	4	12	2	41
Total past due mortgage loans	98	36	31	9	174
Total current mortgage loans	5,750	500	366	38	6,654
Total recorded investment of mortgage loans[1]	$5,848	$536	$397	$47	$6,828

In process of foreclosure (included above)[2]	$16	$2	$7	$—	$25
Serious delinquency rate[3]	1%	2%	4%	7%	1%
Past due 90 days or more and still accruing interest[4]	$—	$9	$—	$3	$12
Non-accrual mortgage loans[5]	$37	$—	$26	$—	$63

	December 31, 2015
	MPF		MPP
	Conventional	Government	Conventional	Government	Total
Past due 30 - 59 days	$57	$21	$13	$5	$96
Past due 60 - 89 days	16	7	4	2	29
Past due 90 - 179 days	12	5	3	1	21
Past due 180 days or more	30	5	16	3	54
Total past due mortgage loans	115	38	36	11	200
Total current mortgage loans	5,581	524	444	42	6,591
Total recorded investment of mortgage loans[1]	$5,696	$562	$480	$53	$6,791

In process of foreclosure (included above)[2]	$19	$4	$9	$—	$32
Serious delinquency rate[3]	1%	2%	4%	8%	1%
Past due 90 days or more and still accruing interest[4]	$—	$10	$—	$4	$14
Non-accrual mortgage loans[5]	$46	$—	$32	$—	$78

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

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

The Bank did not recognize any interest income on impaired loans during the three and nine months ended September 30, 2016 and 2015.

The following table summarizes the average recorded investment of the Bank's individually evaluated impaired loans (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Impaired loans without an allowance
Conventional MPF Loans	$32	$41	$34	$45
Conventional MPP Loans	25	33	27	15
Total	$57	$74	$61	$60

REAL ESTATE OWNED

At September 30, 2016 and December 31, 2015, the Bank had $5 million and $7 million of real estate owned (REO) recorded as a component of "Other assets" in the Statements of Condition.

TERM SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for its term securities purchased under agreements to resell at September 30, 2016 and December 31, 2015.

OFF-BALANCE SHEET CREDIT EXPOSURES

At September 30, 2016 and December 31, 2015, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank's off-balance sheet credit exposures, see "Note 14 — Commitments and Contingencies."

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

•
as an economic hedge to manage certain defined risks in its Statements of Condition. These hedges are primarily used to (i) manage mismatches between the coupon features of the Bank's assets and liabilities and offset prepayment risk in certain assets, or (ii) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted by accounting guidance (economic hedge).

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

The following table summarizes the Bank's notional amount and the fair value of derivative instruments, including the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	September 30, 2016			December 31, 2015
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$49,271	$206	$993	$37,526	$134	$635
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	1,411	22	119	1,456	21	70
Interest rate swaptions	—	—	—	200	—	—
Forward settlement agreements (TBAs)	204	—	1	45	—	—
Mortgage delivery commitments	211	1	—	51	—	—
Total derivatives not designated as hedging instruments	1,826	23	120	1,752	21	70
Total derivatives before netting and collateral adjustments	$51,097	229	1,113	$39,278	155	705
Netting adjustments and cash collateral[1]		(120)	(1,028)		(61)	(603)
Total derivative assets and derivative liabilities		$109	$85		$94	$102

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. Cash collateral posted by the Bank (including accrued interest) was $0.9 billion and $0.5 billion at September 30, 2016 and December 31, 2015. At September 30, 2016 and December 31, 2015, the Bank had not received any cash collateral from clearing agents and/or counterparties.

The following table summarizes the components of “Net gains (losses) on derivatives and hedging activities” as presented in the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$(7)	$(6)	$(16)	$1
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	10	(32)	(45)	(24)
Forward settlement agreements (TBAs)	(2)	(1)	(5)	(1)
Mortgage delivery commitments	1	1	4	1
Net interest settlements	(5)	(5)	(14)	(16)
Total net gains (losses) related to derivatives not designated as hedging instruments	4	(37)	(60)	(40)
Net gains (losses) on derivatives and hedging activities	$(3)	$(43)	$(76)	$(39)

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships, the net fair value hedge ineffectiveness, and the effect of those derivatives on the Bank's net interest income (dollars in millions):

	For the Three Months Ended September 30, 2016
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$69	$(82)	$(13)	$(36)
Advances[2]	95	(95)	—	(34)
Consolidated obligation bonds	(103)	109	6	23
Total	$61	$(68)	$(7)	$(47)

	For the Three Months Ended September 30, 2015
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(241)	$238	$(3)	$(44)
Advances[2]	(91)	90	(1)	(48)
Consolidated obligation bonds	71	(73)	(2)	32
Total	$(261)	$255	$(6)	$(60)

	For the Nine Months Ended September 30, 2016
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(335)	$319	$(16)	$(110)
Advances[2]	(83)	84	1	(111)
Consolidated obligation bonds	49	(50)	(1)	56
Total	$(369)	$353	$(16)	$(165)

	For the Nine Months Ended September 30, 2015
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(161)	$161	$—	$(111)
Advances[2]	(58)	59	1	(130)
Consolidated obligation bonds	68	(68)	—	87
Total	$(151)	$152	$1	$(154)

1
Represents the net interest settlements on derivatives in fair value hedge relationships and the amortization of the financing element of off-market derivatives, both of which are included in the interest income or interest expense line item of the respective hedged item type. This amortization for off-market derivatives totaled $7 million and $23 million for the three and nine months ended September 30, 2016. The amortization totaled $10 million and $13 million for the three and nine months ended September 30, 2015.

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

A majority of the Bank's uncleared derivative contracts contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. If the Bank's credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at September 30, 2016 was $431 million, for which the Bank posted collateral of $352 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $71 million of collateral to its uncleared derivative counterparties at September 30, 2016.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents, based on credit considerations, at September 30, 2016.

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

	September 30, 2016		December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared derivatives	$112	$543	$110	$406
Cleared derivatives	116	570	45	299
Total gross recognized amount	228	1,113	155	705
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(106)	(458)	(109)	(304)
Cleared derivatives	(14)	(570)	48	(299)
Total gross amounts of netting adjustments and cash collateral	(120)	(1,028)	(61)	(603)
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	6	85	1	102
Cleared derivatives	102	—	93	—
Total net amounts after netting adjustments and cash collateral	108	85	94	102
Uncleared derivatives instruments not meeting netting requirements[1]	1	—	—	—
Total derivative assets and derivative liabilities
Uncleared derivatives	7	85	1	102
Cleared derivatives	102	—	93	—
Total derivative assets and derivative liabilities	$109	$85	$94	$102

1	Represents mortgage delivery commitments that are not subject to an enforceable netting agreement.

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At September 30, 2016 and December 31, 2015, the total par value of outstanding consolidated obligations of the FHLBanks was $967.7 billion and $905.2 billion.

DISCOUNT NOTES

The following table summarizes the Bank's discount notes (dollars in millions):

	September 30, 2016		December 31, 2015
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$84,550	0.41%	$99,074	0.31%
Discounts and concessions[1]	(69)		(84)
Total	$84,481		$98,990

1	Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank's bonds outstanding by contractual maturity (dollars in millions):

	September 30, 2016		December 31, 2015
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$42,966	0.74%	$15,676	0.78%
Due after one year through two years	19,344	0.97	3,808	2.91
Due after two years through three years	7,849	1.61	1,604	2.13
Due after three years through four years	2,833	2.39	2,780	2.93
Due after four years through five years	4,783	1.81	2,243	3.35
Thereafter	4,404	3.02	4,788	3.08
Total par value	82,179	1.12%	30,899	1.85%
Premiums	271		312
Discounts and concessions[1]	(67)		(35)
Fair value hedging adjustments	71		32
Total	$82,454		$31,208

1	Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank's bonds outstanding by call features (dollars in millions):

	September 30, 2016	December 31, 2015
Noncallable or nonputable	$79,870	$28,050
Callable	2,309	2,849
Total par value	$82,179	$30,899

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

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At September 30, 2016 and December 31, 2015, the Bank had no excess capital stock outstanding.

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

As a result of the final rule on membership issued by the Finance Agency effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance companies ineligible for FHLBank membership. Captive insurance company members that were admitted as members prior to September 12, 2014 (the date the Finance Agency proposed this rule) will have their memberships terminated no later than February 19, 2021. Captive insurance company members that were admitted as members after September 12, 2014 will have their memberships terminated no later than February 19, 2017. On the effective date of the final rule, the Bank reclassified $723 million of capital stock, the total outstanding capital stock held by all of the Bank's captive insurance companies, to mandatorily redeemable capital stock. At September 30, 2016 and December 31, 2015, the Bank's mandatorily redeemable capital stock totaled $675 million and $103 million. During the three and nine months ended September 30, 2016, interest expense on mandatorily redeemable capital stock was $6 million and $15 million. During the three and nine months ended September 30, 2015, interest expense on mandatorily redeemable capital stock was $1 million and $2 million.

The following tables summarize changes in mandatorily redeemable capital stock (dollars in millions):

	For the Three Months Ended September 30,
	2016	2015
Balance, beginning of period	$698	$119
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	1	14
Repurchases/redemptions of mandatorily redeemable capital stock	(24)	(27)
Balance, end of period	$675	$106

	For the Nine Months Ended September 30,
	2016	2015
Balance, beginning of period	$103	$24
Mandatorily redeemable capital stock assumed from merger	—	725
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	732	(75)
Repurchases/redemptions of mandatorily redeemable capital stock	(160)	(568)
Balance, end of period	$675	$106

The following table summarizes the Bank's mandatorily redeemable capital stock by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	September 30, 2016	December 31, 2015
Due in one year or less	$4	$7
Due after one year through two years	5	4
Due after two years through three years	—	65
Due after three years through four years	4	4
Due after four years through five years	2	—
Thereafter[2]	639	—
Past contractual redemption date due to outstanding activity with the Bank	21	23
Total	$675	$103

1
At the Bank's election, the mandatorily redeemable capital stock may be redeemed prior to the expiration of the five year redemption period that commences on the date of the notice of redemption, or in the case of captive insurance company members, on the date of the membership termination.

2
Represents mandatorily redeemable capital stock resulting from the Finance Agency rule previously discussed that makes captive insurance companies ineligible for FHLBank membership. The related mandatorily redeemable capital stock is not required to be redeemed until five years after the member's termination.

ADDITIONAL CAPITAL FROM MERGER

The Bank recognized the net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a new capital account captioned as “Additional capital from merger.” The Bank treats this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends on capital stock have been paid from this account since the merger date and the Bank intends to pay future dividends, when and if declared, from this account until the additional capital from merger balance is depleted. At September 30, 2016 and December 31, 2015 the Bank's additional capital from merger balance totaled $92 million and $194 million.

RESTRICTED RETAINED EARNINGS

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. It requires the Bank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At September 30, 2016 and December 31, 2015, the Bank's restricted retained earnings account totaled $200 million and $101 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes changes in accumulated other comprehensive income (AOCI) (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 4)	Pension and postretirement benefits	Total AOCI
Balance, June 30, 2015	$124	$(2)	$122
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(120)	—	(120)
Reclassifications from other comprehensive income (loss) to net income
Amortization - pension and postretirement	—	(1)	(1)
Net current period other comprehensive income (loss)	(120)	(1)	(121)
Balance, September 30, 2015	$4	$(3)	$1

Balance, June 30, 2016	$(83)	$(2)	$(85)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	46	—	46
Net current period other comprehensive income (loss)	46	—	46
Balance, September 30, 2016	$(37)	$(2)	$(39)

Balance, December 31, 2014	$126	$(3)	$123
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(122)	—	(122)
Net current period other comprehensive income (loss)	(122)	—	(122)
Balance, September 30, 2015	$4	$(3)	$1

Balance, December 31, 2015	$(82)	$(2)	$(84)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	45	—	45
Net current period other comprehensive income (loss)	45	—	45
Balance, September 30, 2016	$(37)	$(2)	$(39)

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At September 30, 2016 and December 31, 2015, nonpermanent capital included additional capital from merger.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations.

The following table shows the Bank's compliance with the Finance Agency's regulatory capital requirements (dollars in millions):

	September 30, 2016		December 31, 2015
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$939	$7,627	$951	$5,618
Regulatory capital	$7,043	$7,719	$5,495	$5,812
Leverage capital	$8,804	$11,533	$6,869	$8,621
Capital-to-assets ratio	4.00%	4.38%	4.00%	4.23%
Leverage ratio	5.00%	6.55%	5.00%	6.28%

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the three and nine months ended September 30, 2016 and 2015.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank's financial instruments at September 30, 2016 (dollars in millions). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$245	$245	$—	$—	$—	$245
Interest-bearing deposits	2	—	2	—	—	2
Securities purchased under agreements to resell	6,250	—	6,250	—	—	6,250
Federal funds sold	4,635	—	4,635	—	—	4,635
Trading securities	4,077	—	4,077	—	—	4,077
Available-for-sale securities	22,931	—	22,931	—	—	22,931
Held-to-maturity securities	4,956	—	5,035	16	—	5,051
Advances	125,828	—	125,973	—	—	125,973
Mortgage loans held for portfolio, net	6,792	—	6,932	121	—	7,053
Accrued interest receivable	187	—	187	—	—	187
Derivative assets, net	109	—	229	—	(120)	109
Other assets	23	23	—	—	—	23
Liabilities
Deposits	(1,033)	—	(1,033)	—	—	(1,033)
Consolidated obligations
Discount notes	(84,481)	—	(84,500)	—	—	(84,500)
Bonds	(82,454)	—	(83,123)	—	—	(83,123)
Total consolidated obligations	(166,935)	—	(167,623)	—	—	(167,623)
Mandatorily redeemable capital stock	(675)	(675)	—	—	—	(675)
Accrued interest payable	(181)	—	(181)	—	—	(181)
Derivative liabilities, net	(85)	—	(1,113)	—	1,028	(85)
Other
Commitments to fund advances	—	—	4	—	—	4
Standby letters of credit	(3)	—	—	(3)	—	(3)
Standby bond purchase agreements	—	—	2	—	—	2

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

As of September 30, 2016 and December 31, 2015, four prices were received for the majority of the Bank's investment securities and the final prices for those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at September 30, 2016 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$229	$—	$—	$229
GSE and Tennessee Valley Authority obligations	—	3,086	—	—	3,086
Other non-MBS	—	288	—	—	288
GSE multifamily MBS	—	474	—	—	474
Total trading securities	—	4,077	—	—	4,077
Available-for-sale securities
Other U.S. obligations	—	3,703	—	—	3,703
GSE and Tennessee Valley Authority obligations	—	1,492	—	—	1,492
State or local housing agency obligations	—	1,022	—	—	1,022
Other non-MBS	—	296	—	—	296
Other U.S. obligations single-family MBS	—	3,501	—	—	3,501
GSE single-family MBS	—	1,356	—	—	1,356
GSE multifamily MBS	—	11,561	—	—	11,561
Total available-for-sale securities	—	22,931	—	—	22,931
Advances[2]	—	2	—	—	2
Derivative assets, net
Interest-rate related	—	228	—	(120)	108
Mortgage delivery commitments	—	1	—	—	1
Total derivative assets, net	—	229	—	(120)	109
Other assets	23	—	—	—	23
Total recurring assets at fair value	$23	$27,239	$—	$(120)	$27,142
Liabilities
Derivative liabilities, net
Interest-rate related	$—	$(1,112)	$—	$1,028	$(84)
Forward settlement agreements (TBAs)	—	(1)	—	—	(1)
Total derivative liabilities, net	—	(1,113)	—	1,028	(85)
Total recurring liabilities at fair value	$—	$(1,113)	$—	$1,028	$(85)

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

FAIR VALUE ON A NON-RECURRING BASIS

The Bank measures certain impaired mortgage loans held for portfolio and REO at level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. The Bank estimates the fair value of these assets based primarily on a broker price opinion or property values from an external pricing vendor. The Bank applies a haircut on these values, which can range between 10 and 20 percent, to capture certain limitations in the estimation process and takes into consideration estimated selling costs of 10 percent and expected PMI proceeds. The following table summarizes outstanding impaired mortgage loans held for portfolio and REO that were recorded at fair value as a result of a non-recurring change in fair value having been recorded in the period then ended (dollars in millions):

	September 30, 2016	December 31, 2015
Impaired mortgage loans held for portfolio[1]	$10	$25
Real estate owned[1]	1	1
Total non-recurring assets[1]	$11	$26

1
The fair value information presented for September 30, 2016 is as of the date the fair value adjustment was recorded during the nine months ended September 30, 2016. The fair value information presented for December 31, 2015 is as of the date the fair value adjustment was recorded during the year ended December 31, 2015.

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

For the three and nine months ended September 30, 2016 and 2015, net gains on financial instruments held at fair value (i.e. advances and/or consolidated obligation bonds) were less than $1 million. At September 30, 2016 and December 31, 2015, the Bank determined no credit risk adjustments for nonperformance were necessary to the instruments recorded under the fair value option.

The following tables summarize the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected (dollars in millions):

	September 30, 2016
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Advances[1]	$2	$2	$—

	December 31, 2015
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Advances[1]	$8	$8	$—
Bonds	15	15	—

1	At September 30, 2016 and December 31, 2015, none of the advances were 90 days or more past due or had been placed on non-accrual status.

Note 14 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At September 30, 2016 and December 31, 2015, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $801.0 billion and $775.2 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	September 30, 2016			December 31, 2015
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit	$5,880	$131	$6,011	$5,482
Standby bond purchase agreements	98	333	431	560
Commitments to purchase mortgage loans	211	—	211	51
Commitments to issue bonds	54	—	54	—
Commitments to issue discount notes	—	—	—	2,500
Commitments to fund advances	204	90	294	145
Other commitments	—	—	—	87

Standby Letters of Credit. A standby letter of credit is a financing arrangement between the Bank and a member. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 13 years, currently no later than 2025. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $3 million and $2 million at September 30, 2016 and December 31, 2015.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management's credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are fully collateralized at the time of issuance. The estimated fair value of standby letters of credit at September 30, 2016 and December 31, 2015 is reported in “Note 13 — Fair Value.”

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At September 30, 2016, the Bank had standby bond purchase agreements with five housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2020. During both the nine months ended September 30, 2016 and 2015, the Bank was not required to purchase any bonds under these agreements. For both the three months ended September 30, 2016 and 2015, the Bank received fees for the guarantees that amounted to less than $1 million. For both the nine months ended September 30, 2016 and 2015, the Bank received fees for the guarantees that amounted to $1 million. The estimated fair value of standby bond purchase agreements at September 30, 2016 and December 31, 2015 is reported in "Note 13 — Fair Value.”

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at September 30, 2016 and December 31, 2015 is reported in “Note 10 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Commitments to Issue Bonds and Discount Notes. At September 30, 2016, the Bank had commitments to issue $54 million of consolidated obligation bonds and no commitments to issue consolidated obligation discount notes. At December 31, 2015, the Bank had commitments to issue $2.5 billion of consolidated obligation discount notes and no commitments to issue consolidated obligation bonds.

Commitments to Fund Advances. The Bank enters into commitments that legally bind it to fund additional advances up to 24 months in the future. At September 30, 2016 and December 31, 2015, the Bank had commitments to fund advances of $294 million and $145 million.

Other Commitments. On December 30, 2013, the Bank entered into an agreement with the Iowa Finance Authority (IFA) to purchase up to $100 million of taxable multi-family mortgage revenue bonds. As of December 31, 2015, the Bank had a commitment to purchase $87 million of bonds under the IFA agreement. As of September 30, 2016, the Bank did not have a commitment to purchase bonds as the IFA agreement expired on June 30, 2016.

The Bank has an FLA memorandum account which is used to track the Bank's potential loss exposure under each MPF master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $96 million and $93 million at September 30, 2016 and December 31, 2015. For additional information related to the FLA commitment, refer to "Note 9 — Allowance for Credit Losses."
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
The Bank records legal expenses related to litigation settlements as incurred in other expenses in the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement.  During the nine months ended September 30, 2016, the Bank recognized and received $337 million in net gains on litigation settlements through other income (loss), due to the settlement of certain private-label MBS claims. The Bank did not recognize any net gains on litigation settlements during the three months ended September 30, 2016. During both the three and nine months ended September 30, 2015, the Bank recognized $12 million in net gains on litigation settlements.

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

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions (dollars in millions):

	September 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Advances	$2,649	2	$1,606	2
Mortgage loans	170	3	151	2
Deposits	25	2	17	2
Capital stock	163	3	120	2

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At September 30, 2016, the Bank had the following business concentrations with stockholders (dollars in millions):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.	$2,755	43	$68,625	$—	$278
Superior Guaranty Insurance Company[3]	30	1	—	737	—
Wells Fargo Bank Northwest, N.A.[3]	2	—	—	39	—
Total	$2,787	44	$68,625	$776	$278

1
Pursuant to applicable Finance Agency regulations, the Bank's voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank's capital stock.

2
Represents interest income earned on advances during the nine months ended September 30, 2016. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

3	Superior Guaranty Insurance Company and Wells Fargo Bank Northwest, N.A. are affiliates of Wells Fargo Bank, N.A.

At December 31, 2015, the Bank had the following business concentrations with stockholders (dollars in millions):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.	$1,490	31	$37,000	$—	$99
Superior Guaranty Insurance Company[3]	37	1	—	899	—
Wells Fargo Bank Northwest N.A.[3]	2	—	—	48	—
Total	$1,529	32	$37,000	$947	$99

1
Pursuant to applicable Finance Agency regulations, the Bank's voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank's capital stock.

2
Represents interest income earned on advances during the year ended December 31, 2015. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

3	Superior Guaranty Insurance Company and Wells Fargo Bank Northwest, N.A. are affiliates of Wells Fargo Bank, N.A.

Note 16 — Activities with Other FHLBanks

MPF Mortgage Loans. The Bank pays a service fee to the FHLBank of Chicago (Chicago Bank) for its participation in the MPF program. This service fee expense is recorded in other expense. For both the three months ended September 30, 2016 and 2015, the Bank recorded less than $1 million in service fee expense to the Chicago Bank. For both the nine months ended September 30, 2016 and 2015, the Bank recorded $2 million in service fee expense to the Chicago Bank.

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. During the nine months ended September 30, 2016, the Bank did not lend funds to other FHLBanks. The following table summarizes loan activity to other FHLBanks during the nine months ended September 30, 2015 (dollars in millions):

Other FHLBank	Beginning Balance	Advance	Principal Repayment	Ending Balance
2015
Topeka	$—	$100	$(100)	$—

The following table summarizes borrowing activity from other FHLBanks during the nine months ended September 30, 2016 and 2015 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2016
San Francisco	$—	$200	$(200)	$—

2015
Dallas	$—	$200	$(200)	$—
San Francisco	—	100	(100)	—
	$—	$300	$(300)	$—

At September 30, 2016 and 2015, none of the previous transactions were outstanding on the Bank's Statements of Condition. The interest income and expense related to these transactions was immaterial.

Note 17 — Subsequent Events

Subsequent events have been evaluated from October 1, 2016, through the time of the Form 10-Q filing with the Securities and Exchange Commission. No material subsequent events were identified.

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

For the three and nine months ended September 30, 2016, we reported net income of $74 million and $493 million compared to $39 million and $100 million for the same periods in 2015. Our net income for the nine months ended September 30, 2016, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was boosted by $337 million of net gains on litigation settlements. We did not record any litigation settlement gains in the quarter ending September 30, 2016.

The litigation settlements are the result of settlements with certain defendants in the our private-label MBS litigation. As a result of the Merger, we are currently involved in a number of legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairments of certain private-label MBS. Although the Seattle Bank sold all private-label MBS during the first quarter of 2015, we continue to pursue these proceedings. We did not record any gains on litigation settlements during the three months ended September 30, 2016. For both the three and nine months ended September 30, 2015, we recorded net gains on litigation settlements of $12 million.

Net interest income totaled $117 million and $314 million for the three and nine months ended September 30, 2016 compared to $88 million and $236 million for the same periods last year. The increases were primarily due to an increase in interest income resulting from the higher interest rate environment and higher average advance and investment volumes, a portion of which for the year-to-date period was attributable to the assets acquired in the Merger. Our net interest margin was 0.27 percent and 0.26 percent during the three and nine months ended September 30, 2016 compared to 0.29 percent for both the three and nine months ended September 30, 2015. The decline was primarily due to increased costs on our interest-bearing liabilities driven by the higher interest rate environment and higher average volumes of advances which generate lower margins when compared to our other interest-earning assets.

We recorded a loss of $5 million and income of $319 million in other income (loss) for the three and nine months ended September 30, 2016 compared to losses of $12 million and $15 million for the same periods last year. Other income (loss) included litigation settlements which were the primary driver of the increase for the nine months ended September 30, 2016 as discussed above. Other factors impacting other income (loss) include net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities, as described below.

During the three and nine months ended September 30, 2016, we recorded net losses of $3 million and $76 million on our derivatives and hedging activities through other income (loss) compared to net losses of $43 million and $39 million during the same periods last year. These fair value changes were primarily attributable to the impact of changes in interest rates on interest rate swaps that we utilize to hedge our investment securities portfolio. We utilize derivative instruments to manage interest rate risk, including mortgage prepayment risk. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities" for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

During the three and nine months ended September 30, 2016, we recorded net losses on trading securities of $2 million and net gains of $51 million compared to net gains of $17 million and $9 million during the same periods in 2015. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities and were generally offset by changes in fair value on derivatives that we utilize to economically hedge these securities. Trading securities are recorded at fair value with changes in fair value reflected through other income (loss).

Other expense totaled $28 million and $82 million for the three and nine months ended September 30, 2016 compared to $32 million and $108 million for the same periods last year. The decrease was primarily due to one time merger related expenses incurred during the three and nine months ended September 30, 2015. Merger related expenses primarily included compensation and benefit expenses and merger transaction and integration expenses.

Our total assets increased to $176.1 billion at September 30, 2016, from $137.4 billion at December 31, 2015, due primarily to a $36.7 billion increase in advances. Advances increased due to borrowings from a wide range of members with the most significant increase from a large depository institution member.

Our total liabilities increased to $169.1 billion at September 30, 2016, from $131.8 billion at December 31, 2015, due primarily to an increase in consolidated obligations issued to fund the growth in our assets.

Total capital increased to $7.0 billion at September 30, 2016, from $5.6 billion at December 31, 2015. Total capital was impacted by an increase in retained earnings and an increase in capital stock. Retained earnings increased to $1.3 billion due to net income earned. Capital stock increased due to increased member activity which was partially offset by the reclassification of $0.7 billion of capital stock, including all capital stock outstanding to captive insurance companies, to mandatorily redeemable capital stock. This capital stock reclassification was in response to the Finance Agency final rule affecting captive insurance company membership that became effective on February 19, 2016.

Total regulatory capital increased to $7.7 billion at September 30, 2016, from $5.8 billion at December 31, 2015, both of which were above the required regulatory minimum. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, additional capital from merger, and retained earnings.

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

Because our business model is primarily one of holding assets and liabilities to maturity, management believes that the adjusted earnings measure is helpful in understanding our operating results and provides a meaningful period-to-period comparison of our long-term economic value in contrast to GAAP results, which can be impacted by fair value changes driven by market volatility on financial instruments recorded at fair value or transactions that are considered to be unpredictable or not routine. As a result, management uses the adjusted earnings measure to assess performance under our incentive compensation plans and to ensure management remains focused on our long-term value and performance. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. While these non-GAAP measures can be used to assist in understanding the components of our earnings, they should not be considered a substitute for results reported under GAAP.

As indicated in the tables that follow, our adjusted net interest income and adjusted net income before assessments increased during the three and nine months ended September 30, 2016 when compared to the same periods in 2015. The increase in our adjusted net interest income and adjusted net income before assessments was primarily due to an increase in interest income due to the higher interest rate environment and higher advance and investment volumes, a portion of which were acquired through the Merger.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
GAAP net interest income before provision (reversal) for credit losses on mortgage loans	$117	$88	$314	$236
Exclude:
Prepayment fees on advances, net[1]	1	—	6	9
Prepayment fees on investments, net[2]	—	2	2	2
Mandatorily redeemable capital stock interest expense[3]	(6)	—	(15)	—
Total adjustments	(5)	2	(7)	11
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(4)	(5)	(13)	(15)
Adjusted net interest income	$118	$81	$308	$210
Adjusted net interest margin	0.27%	0.27%	0.25%	0.26%

1	Prepayment fees on advances, net includes basis adjustment amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

3	Effective January 1, 2016, the adjusted earnings methodology was approved to exclude mandatorily redeemable capital stock interest expense from adjusted net interest income.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income before assessments (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015 Revised
GAAP net income before assessments	$83	$43	$549	$111
Exclude:
Prepayment fees on advances, net[1]	1	—	6	9
Prepayment fees on investments, net[2]	—	2	2	2
Mandatorily redeemable capital stock interest expense[3]	(6)	—	(15)	—
Net gains (losses) on trading securities	(2)	17	51	9
Net gains (losses) on derivatives and hedging activities	(3)	(43)	(76)	(39)
Gains on litigation settlements, net	—	12	337	12
Merger related expenses	—	(3)	—	(38)
Include:
Net interest expense on economic hedges	(4)	(5)	(13)	(15)
Adjusted net income before assessments	$89	$53	$231	$141

1	Prepayment fees on advances, net includes basis adjustment amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

3	Effective January 1, 2016, the adjusted earnings methodology was approved to exclude mandatorily redeemable capital stock interest expense from adjusted net income.

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Economic and market data received since the Federal Open Market Committee (FOMC or Committee) meeting in July of 2016 indicates that economic activity has picked up from the moderate pace witnessed in the first half of the year. The labor market has continued to strengthen and job gains have been solid, however the unemployment rate has seen little change in recent months. Growth in household spending and the housing sector strengthened, however business fixed investments remain soft. Inflation has continued to run below the Committee's longer-run objective of two percent, partly reflecting declines in energy prices and non-energy import prices. Market-based measurements of inflation adjusted compensation remained low and long-term inflation expectations have remained stable.

In its September 21, 2016 statement, the FOMC stated it expects that, with gradual adjustments in the stance of monetary policy, economic activity will expand at a moderate pace and labor market conditions will strengthen somewhat further toward levels the FOMC judges consistent with its dual mandate to foster maximum employment and price stability. In addition, the FOMC stated it anticipates that inflation will remain low in the near term, but it anticipates inflation will rise gradually towards its two percent objective over the medium term as the labor market improves further and the effects of lower energy prices and other factors dissipate. The FOMC will continue to monitor inflation and global economic and financial developments closely.

Mortgage Markets

The housing market continued to improve throughout the third quarter of 2016, although slower than during the first half of the year, as indicated by rising home prices, lower inventories of properties for sale, increased housing construction activity, and increased sales of existing homes. The improvement in the housing market has been partly attributable to the continued strengthening of the economy and partly due to the seasonality of home sales. The outlook for a sustainable recovery in residential sales and home prices remains promising over the long term, as consumer sentiment continues to improve and first time home buyer activity improves. Many market participants, however, expect this recovery to occur at a slower pace than in previous years.

Mortgage rates remained low throughout the third quarter, which has resulted in an increase in refinancing volume and has stimulated additional demand for home purchases as the cost of debt has made homes more affordable.

Interest Rates

The following table shows information on key market interest rates1:

	Third Quarter 2016 3-Month Average	Third Quarter 2015 3-Month Average	Third Quarter 2016 9-Month Average	Third Quarter 2015 9-Month Average	September 30, 2016 Ending Rate	December 31, 2015 Ending Rate
Federal funds	0.40%	0.14%	0.38%	0.13%	0.29%	0.20%
Three-month LIBOR	0.79	0.31	0.69	0.28	0.85	0.61
2-year U.S. Treasury	0.72	0.68	0.77	0.63	0.76	1.05
10-year U.S. Treasury	1.56	2.22	1.74	2.11	1.60	2.27
30-year residential mortgage note	3.45	3.96	3.60	3.83	3.42	4.01

1	Source is Bloomberg.

In its December 2015 meeting, the FOMC increased the Federal Reserve's key target interest rate, the Federal funds rate, to a range of 0.25 to 0.50 percent and maintained this range throughout the third quarter of 2016 compared to a range of 0.00 to 0.25 percent for the same period in 2015. In its September 21, 2016 statement, the FOMC reaffirmed that the current exceptionally low target range for the Federal funds rate remains appropriate. The FOMC stated that it will assess progress towards its longer-run goals of maximum employment and a two percent inflation rate. The assessment will take into account measures of labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments. The Committee anticipates it will be appropriate to increase the target range for the Federal funds rate when information indicates continued improvement in the labor market and the Committee is reasonably confident inflation will move back to its two percent objective.

Following the United Kingdom's vote to leave the European Union at the end of the second quarter, interest rates remained lower throughout the third quarter.

The 10-year U.S. Treasury yields and mortgage rates were lower on average in the third quarter of 2016 when compared to prior year. Interest rates declined as concerns of growth and declines in commodity prices have impacted markets globally. While the FOMC considers removing monetary policy accommodation as data warrants, foreign central banks have continued to ease monetary policy further in 2016.

In its September 21, 2016 statement, the FOMC stated that it is maintaining its existing policy of reinvesting principal payments from the Federal Reserve's holdings of agency debt and agency MBS into agency MBS and of rolling over maturing U.S. Treasury securities at auction, and it anticipates doing so until normalization of the level of the Federal funds rate is well under way. This policy, by keeping the Committee's holdings of longer-term securities at sizable levels, should help maintain accommodative financial conditions.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Third Quarter 2016 3-Month Average	Third Quarter 2015 3-Month Average	Third Quarter 2016 9-Month Average	Third Quarter 2015 9-Month Average	September 30, 2016 Ending Spread	December 31, 2015 Ending Spread
3-month	(43.1)	(13.5)	(30.3)	(15.1)	(54.3)	(20.2)
2-year	(8.2)	(6.5)	(2.3)	(10.5)	(10.3)	(0.2)
5-year	15.3	9.1	18.7	3.2	13.9	16.2
10-year	51.7	54.7	59.0	45.1	48.0	59.5

1	Source is the Office of Finance.

As a result of our credit quality, we generally have ready access to funding at relatively competitive interest rates. During the third quarter of 2016, our short-term funding spreads relative to London Interbank Offered Rate (LIBOR) improved when compared to spreads at December 31, 2015 as investor demand increased with market volatility and in response to money market reform. During the first nine months of 2016, we utilized consolidated obligation discount notes in addition to step-up, callable, and term fixed and floating rate consolidated obligation bonds to capture attractive funding, match the repricing structures on advances, and meet liquidity requirements. Spreads relative to LIBOR deteriorated on long-term debt as investor demand remained focused on short-term maturities.

SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Cash	$245	$460	$242	$982	$765
Investments[1]	42,851	44,143	45,666	40,167	37,911
Advances	125,828	116,294	101,157	89,173	74,484
Mortgage loans held for portfolio, net[2]	6,792	6,640	6,667	6,755	6,878
Total assets	176,074	167,860	154,056	137,374	120,360
Consolidated obligations
Discount notes	84,481	92,521	103,699	98,990	77,247
Bonds	82,454	66,599	42,459	31,208	36,488
Total consolidated obligations[3]	166,935	159,120	146,158	130,198	113,735
Mandatorily redeemable capital stock	675	698	732	103	106
Total liabilities	169,069	161,356	148,420	131,749	115,242
Capital stock — Class B putable	5,658	5,241	4,607	4,714	4,126
Additional capital from merger	92	128	163	194	221
Retained earnings	1,294	1,220	988	801	770
Accumulated other comprehensive income (loss)	(39)	(85)	(122)	(84)	1
Total capital	7,005	6,504	5,636	5,625	5,118

	For the Three Months Ended
Statements of Income	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Net interest income	$117	$94	$103	$81	$88
Provision (reversal) for credit losses on mortgage loans	1	1	—	—	1
Other income (loss)[4]	(5)	192	132	(15)	(12)
Other expense[5]	28	27	27	29	32
AHP assessments	9	26	21	4	4
AHP voluntary contributions	—	—	—	2	—
Net income	74	232	187	31	39
Selected Financial Ratios[6]
Net interest spread[7]	0.24%	0.21%	0.25%	0.23%	0.27%
Net interest margin[8]	0.27	0.24	0.28	0.26	0.29
Return on average equity	4.35	15.34	12.92	2.31	3.08
Return on average capital stock	5.40	19.11	15.39	2.82	3.92
Return on average assets	0.17	0.59	0.50	0.09	0.13
Average equity to average assets	3.92	3.86	3.87	4.09	4.22
Regulatory capital ratio[9]	4.38	4.34	4.21	4.23	4.34
Dividend payout ratio[10]	47.85	15.24	16.23	88.56	66.48

1
Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2	Includes an allowance for credit losses of $2 million at September 30, 2016, and $1 million at June 30, 2016, March 31, 2016, December 31, 2015, and September 30, 2015.

3
The total par value of outstanding consolidated obligations of the FHLBanks was $967.7 billion, $963.8 billion, $896.8 billion, $905.2 billion, and $856.5 billion at September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015, and September 30, 2015, respectively.

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

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the three and nine months ended September 30, 2016 and 2015 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Net interest income	$117	$88	$29	33%	$314	$236	$78	33%
Provision (reversal) for credit losses on mortgage loans	1	1	—	—	2	2	—	—
Other income (loss)	(5)	(12)	7	58	319	(15)	334	2,227
Other expense	28	32	(4)	(13)	82	108	(26)	(24)
AHP assessments	9	4	5	125	56	11	45	409
Net income	$74	$39	$35	90%	$493	$100	$393	393%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Three Months Ended September 30,
	2016			2015
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$945	0.38%	$1	$541	0.12%	$—
Securities purchased under agreements to resell	5,076	0.36	4	5,497	0.12	1
Federal funds sold	5,492	0.40	5	4,221	0.13	2
Mortgage-backed securities[2,3,4]	20,295	1.13	58	19,784	0.92	46
Other investments[2,3,5]	11,998	1.23	37	11,510	1.04	31
Advances[3,6]	121,016	0.78	238	69,693	0.46	81
Mortgage loans[7]	6,704	3.33	56	6,960	3.58	62
Loans to other FHLBanks	—	—	—	1	0.12	—
Total interest-earning assets	171,526	0.93	399	118,207	0.75	223
Non-interest-earning assets	545	—	—	653	—	—
Total assets	$172,071	0.92%	$399	$118,860	0.74%	$223
Interest-bearing liabilities
Deposits	$979	0.09%	$1	$960	0.04%	$—
Consolidated obligations
Discount notes[3]	86,422	0.45	98	68,443	0.13	22
Bonds[3]	75,549	0.93	177	43,322	1.02	112
Other interest-bearing liabilities[8]	689	3.40	6	117	3.34	1
Total interest-bearing liabilities	163,639	0.69	282	112,842	0.48	135
Non-interest-bearing liabilities	1,681	—	—	1,003	—	—
Total liabilities	165,320	0.68	282	113,845	0.47	135
Capital	6,751	—	—	5,015	—	—
Total liabilities and capital	$172,071	0.65%	$282	$118,860	0.45%	$135
Net interest income and spread[9]		0.24%	$117		0.27%	$88
Net interest margin[10]		0.27%			0.29%
Average interest-earning assets to interest-bearing liabilities		104.82%			104.75%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4
MBS interest income includes net prepayment fee income of less than $1 million during the three months ended September 30, 2016 as a result of an AFS MBS prepayment. For the three months ended September 30, 2015, MBS interest income includes net prepayment fee income of $2 million.

5
Other investments primarily include U.S. Treasury obligations, other U.S. obligations, government-sponsored enterprise (GSE) obligations, Tennessee Valley Authority obligations, state or local housing agency obligations, and taxable municipal bonds.

6
Advance interest income includes prepayment fee income of $1 million for the three months ended September 30, 2016. Advance prepayment fees were less than $1 million for the three months ended September 30, 2015.

7	Non-accrual loans are included in the average balance used to determine the average yield.

8	Other interest-bearing liabilities consists primarily of mandatorily redeemable capital stock.

9	Represents yield on total interest-earning assets minus yield on total interest-bearing liabilities.

10	Represents net interest income expressed as a percentage of average interest-earning assets.

The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Nine Months Ended September 30,
	2016			2015
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$894	0.36%	$2	$516	0.11%	$—
Securities purchased under agreements to resell	5,018	0.35	13	6,550	0.09	4
Federal funds sold	4,730	0.38	13	4,282	0.11	4
Mortgage-backed securities[2,3,4]	19,423	1.13	165	15,774	0.98	116
Other investments[2,3,5]	12,737	1.14	109	7,306	1.21	67
Advances[3,6]	110,003	0.73	600	66,675	0.44	219
Mortgage loans[7]	6,684	3.51	176	6,738	3.62	182
Total interest-earning assets	159,489	0.90	1,078	107,841	0.73	592
Non-interest-earning assets	521	—	—	654	—	—
Total assets	$160,010	0.90%	$1,078	$108,495	0.73%	$592
Interest-bearing liabilities
Deposits	$955	0.07%	$1	$745	0.03%	$—
Consolidated obligations
Discount notes[3]	96,560	0.44	320	64,869	0.11	52
Bonds[3]	54,163	1.06	428	37,146	1.09	302
Other interest-bearing liabilities[8]	605	3.38	15	67	3.24	2
Total interest-bearing liabilities	152,283	0.67	764	102,827	0.46	356
Non-interest-bearing liabilities	1,509	—	—	1,052	—	—
Total liabilities	153,792	0.66	764	103,879	0.46	356
Capital	6,218	—	—	4,616	—	—
Total liabilities and capital	$160,010	0.64%	$764	$108,495	0.44%	$356
Net interest income and spread[9]		0.23%	$314		0.27%	$236
Net interest margin[10]		0.26%			0.29%
Average interest-earning assets to interest-bearing liabilities		104.73%			104.88%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4	MBS interest income includes net prepayment fee income of $2 million during both the nine months ended September 30, 2016 and 2015 as a result of AFS MBS prepayments.

5
Other investments primarily include U.S Treasury obligations, other U.S. obligations, GSE obligations, Tennessee Valley Authority obligations, state or local housing agency obligations, and taxable municipal bonds.

6	Advance interest income includes prepayment fee income of $6 million and $9 million for the nine months ended September 30, 2016 and 2015.

7	Non-accrual loans are included in the average balance used to determine the average yield.

8	Other interest-bearing liabilities consists primarily of mandatorily redeemable capital stock.

9	Represents yield on total interest-earning assets minus yield on total interest-bearing liabilities.

10	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Three Months Ended			Nine Months Ended
	September 30, 2016 vs. September 30, 2015			September 30, 2016 vs. September 30, 2015
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$—	$1	$1	$—	$2	$2
Securities purchased under agreements to resell	—	3	3	(1)	10	9
Federal funds sold	—	3	3	—	9	9
Mortgage-backed securities	1	11	12	30	19	49
Other investments	1	5	6	46	(4)	42
Advances	81	76	157	189	192	381
Mortgage loans	(2)	(4)	(6)	(1)	(5)	(6)
Total interest income	81	95	176	263	223	486
Interest expense
Deposits	—	1	1	—	1	1
Consolidated obligations
Discount notes	7	69	76	38	230	268
Bonds	76	(11)	65	135	(9)	126
Other interest-bearing liabilities	5	—	5	13	—	13
Total interest expense	88	59	147	186	222	408
Net interest income	$(7)	$36	$29	$77	$1	$78

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. For the three and nine months ended September 30, 2016, our net interest spread was 0.24 percent and 0.23 percent compared to 0.27 percent for both the three and nine months ended September 30, 2015. Our net interest spread was primarily impacted by a higher cost on total interest-bearing liabilities, which was partially offset by a higher yield on total interest-earning assets. The primary components of our interest income and interest expense are discussed below.

Advances

Interest income on advances (including prepayment fees on advances, net) increased during the three and nine months ended September 30, 2016 when compared to the same periods in 2015 due primarily to higher average volumes and the higher interest rate environment. Average advance volumes for the three months ended September 30, 2016 increased primarily due to borrowings from a large depository institution member. Average advance volumes for the nine months ended September 30, 2016 increased due to an increase in borrowings from a wide range of members with the most significant increase from a large depository institution. Average advance volumes for the nine months ended September 30, 2016 also increased due to advances acquired as a result of the Merger.

Investments

Interest income on investments increased during the three and nine months ended September 30, 2016 when compared to the same periods in 2015. Interest income on investments increased during the three months ended September 30, 2016 primarily due to the higher interest rate environment. Interest income on investments increased during the nine months ended September 30, 2016 primarily to higher average investment volumes due in part to the acquisition of MBS and non-MBS investments as a result of the Merger.

Mortgage Loans

Interest income on mortgage loans decreased during the three and nine months ended September 30, 2016 when compared to the same periods in 2015 due to a decline in mortgage interest rates which resulted in an increase in mortgage loan refinancing activity. Interest income on mortgage loans also decreased due to lower average mortgage loan volumes due to principal payments exceeding mortgage loan purchases.

Discount Notes

Interest expense on discount notes increased during the three and nine months ended September 30, 2016 when compared to the same periods in 2015 due to the higher interest rate environment and higher average volumes. Discount notes were utilized to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

Bonds

Interest expense on bonds increased during the three and nine months ended September 30, 2016 when compared to the same periods in 2015 due primarily to higher average bond volumes. The increase in average volumes was primarily due to our increased utilization of bonds to capture attractive funding, match repricing structures on short-term and variable rate callable advances, and provide additional liquidity.

Other Interest-Bearing Liabilities

Interest expense on other interest-bearing liabilities increased for the three and nine months ended September 30, 2016 when compared to the same periods in 2015 due to higher interest expense on mandatorily redeemable capital stock. The average mandatorily redeemable capital stock balance increased as a result of the reclassification of $0.7 billion of capital stock, including all capital stock outstanding to captive insurance companies, to mandatorily redeemable capital stock during the year. This capital stock reclassification was in response to the Finance Agency final rule affecting captive insurance company membership effective February 19, 2016.

Other Income (Loss)

The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net gains (losses) on trading securities	$(2)	$17	$51	$9
Net gains (losses) on derivatives and hedging activities	(3)	(43)	(76)	(39)
Gains on litigation settlements, net	—	12	337	12
Other, net	—	2	7	3
Total other income (loss)	$(5)	$(12)	$319	$(15)

Other income (loss) can be volatile from period to period depending on the type of activity recorded. During the nine months ended September 30, 2016, other income (loss) was primarily impacted by net gains on litigation settlements of $337 million as a result of settlements with certain defendants in our private-label MBS litigation. In addition, during the three and nine months ended September 30, 2016, other income (loss) was impacted by net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities.

During the three and nine months ended September 30, 2016, we recorded net losses of $3 million and $76 million on our derivatives and hedging activities through other income (loss) compared to net losses of $43 million and $39 million during the same periods in 2015. These fair value changes were primarily attributable to the impact of changes in interest rates on interest rate swaps that we utilize to hedge our investment securities portfolio. We use derivatives to manage interest rate risk, including mortgage prepayment risk. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

During the three and nine months ended September 30, 2016, we recorded net losses on trading securities of $2 million and net gains of $51 million compared to net gains of $17 million and $9 million during the same periods in 2015. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities which are generally offset by the changes in fair value on derivatives that we utilize to economically hedge these securities. Trading securities are recorded at fair value with changes in fair value reflected through other income (loss).

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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended September 30, 2016
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$6	$—	$—	$1	$7
Net interest settlements	(42)	(38)	—	26	(54)
Total impact to net interest income	(36)	(38)	—	27	(47)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	—	(13)	—	6	(7)
Gains (losses) on economic hedges	—	5	(1)	—	4
Total net gains (losses) on derivatives and hedging activities	—	(8)	(1)	6	(3)
Net gains (losses) on trading securities[2]	—	(4)	—	—	(4)
Total impact to other income (loss)	—	(12)	(1)	6	(7)
Total net effect of hedging activities[3]	$(36)	$(50)	$(1)	$33	$(54)

	For the Three Months Ended September 30, 2015
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$9	$2	$(1)	$—	$10
Net interest settlements	(59)	(46)	—	35	(70)
Total impact to net interest income	(50)	(44)	(1)	35	(60)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	(1)	(3)	—	(2)	(6)
Gains (losses) on economic hedges	—	(37)	—	—	(37)
Total net gains (losses) on derivatives and hedging activities	(1)	(40)	—	(2)	(43)
Net gains (losses) on trading securities[2]	—	19	—	—	19
Total impact to other income (loss)	(1)	(21)	—	(2)	(24)
Total net effect of hedging activities[3]	$(51)	$(65)	$(1)	$33	$(84)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off-market derivatives.

2
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3	The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Nine Months Ended September 30, 2016
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$19	$1	$(1)	$1	$20
Net interest settlements	(138)	(115)	—	65	(188)
Total impact to net interest income	(119)	(114)	(1)	66	(168)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	1	(16)	—	(1)	(16)
Gains (losses) on economic hedges	—	(59)	(1)	—	(60)
Total net gains (losses) on derivatives and hedging activities	1	(75)	(1)	(1)	(76)
Net gains (losses) on trading securities[2]	—	47	—	—	47
Total impact to other income (loss)	1	(28)	(1)	(1)	(29)
Total net effect of hedging activities[3]	$(118)	$(142)	$(2)	$65	$(197)

	For the Nine Months Ended September 30, 2015
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$4	$3	$(2)	$5	$10
Net interest settlements	(145)	(114)	—	92	(167)
Total impact to net interest income	(141)	(111)	(2)	97	(157)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	1	—	—	—	1
Gains (losses) on economic hedges	—	(40)	—	—	(40)
Total net gains (losses) on derivatives and hedging activities	1	(40)	—	—	(39)
Net gains (losses) on trading securities[2]	—	10	—	—	10
Total impact to other income (loss)	1	(30)	—	—	(29)
Total net effect of hedging activities[3]	$(140)	$(141)	$(2)	$97	$(186)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off market derivatives.

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

Investments

We utilize interest rate swaps to economically hedge a portion of our trading securities against changes in fair value. Gains and losses on these economic derivatives are due primarily to changes in interest rates. Gains and losses on our trading securities are also due primarily to changes in interest rates and credit spreads.

The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Gains (losses) on interest rate swaps economically hedging our investments	$10	$(32)	$(45)	$(24)
Interest settlements	(5)	(5)	(14)	(16)
Net gains (losses) on investment derivatives	5	(37)	(59)	(40)
Net gains (losses) on related trading securities	(4)	19	47	10
Net gains (losses) on economic investment hedge relationships	$1	$(18)	$(12)	$(30)

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Compensation and benefits	$13	$12	$39	$34
Contractual services	1	4	7	9
Professional fees	4	4	8	6
Merger related expenses	—	3	—	38
Other operating expenses	5	4	14	10
Total operating expenses	23	27	68	97
Federal Housing Finance Agency	2	2	6	5
Office of Finance	2	2	5	4
Other, net	1	1	3	2
Total other expense	$28	$32	$82	$108

Other expense totaled $28 million and $82 million for the three and nine months ended September 30, 2016 compared to $32 million and $108 million for the same periods last year. The decrease was primarily due to one time merger related expenses incurred during the three and nine months ended September 30, 2015 as a result of the Merger. Merger related expenses primarily included compensation and benefits expenses and Merger transaction and integration expenses.

STATEMENTS OF CONDITION

Financial Highlights

Our total assets increased to $176.1 billion at September 30, 2016 from $137.4 billion at December 31, 2015. Our total liabilities increased to $169.1 billion at September 30, 2016 from $131.8 billion at December 31, 2015. Total capital increased to $7.0 billion at September 30, 2016 from $5.6 billion at December 31, 2015. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash and Due from Banks

At September 30, 2016, our total cash balance was $0.2 billion compared to $1.0 billion at December 31, 2015. Our cash balance was high at the end of 2015 due to limited investment opportunities.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	September 30, 2016	December 31, 2015
Commercial banks	$87,853	$52,643
Thrifts	2,668	2,771
Credit unions	2,900	2,647
Non-captive insurance companies	16,973	13,601
Captive insurance companies	14,675	15,219
Community development financial institution	3	3
Total member advances	125,072	86,884
Housing associates	117	123
Non-member borrowers	333	1,904
Total par value	$125,522	$88,911

Our total advance par value increased $36.6 billion or 41 percent at September 30, 2016 when compared to December 31, 2015. The increase in total par value was due to an increase in borrowings from a wide range of members with the most significant increase from a large depository institution member.

The following table summarizes our advances by product type (dollars in millions):

	September 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Variable rate	$96,384	77	$57,942	65
Fixed rate	27,714	22	29,788	34
Amortizing	1,424	1	1,181	1
Total par value	125,522	100	88,911	100
Premiums	94		128
Discounts	(7)		(9)
Fair value hedging adjustments	219		143
Total advances	$125,828		$89,173
Fair value hedging adjustments changed $76 million or 53 percent at September 30, 2016 when compared to December 31, 2015 due primarily to an increase in cumulative fair value adjustments on advances in hedge relationships resulting from changes in interest rates.

At September 30, 2016 and December 31, 2015, 62 and 61 percent of our advances were variable rate callable advances. Callable advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Interest rates on our variable rate callable advances reset at each call date to be consistent with either the underlying LIBOR index or our current offering rate in line with our underlying cost of funds. In addition, we retain the flexibility to adjust the spread relative to our cost of funds for the majority of these variable rate advances on each reset date. We generally fund our variable rate callable advances with either discount notes, LIBOR indexed debt, or debt swapped to a LIBOR index. For additional discussion on our funding strategies, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

At September 30, 2016 and December 31, 2015, advances outstanding to our five largest member borrowers totaled $83.9 billion and $50.5 billion, representing 67 and 57 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at September 30, 2016 (dollars in millions):

	Amount	% of Total
Wells Fargo Bank, N.A.	$68,625	55
Transamerica Life Insurance Company[1]	4,170	3
TH Insurance Holdings Company LLC[2]	4,000	3
Truman Insurance Company[2]	3,588	3
HICA Education Loan Corporation[2]	3,511	3
Total par value	$83,894	67

1	Excludes $1.6 billion of advances with Transamerica Premier Life Insurance Company, an affiliate of Transamerica Life Insurance Company.

2	Represents a captive insurance company member whose membership will terminate within five years of the Finance Agency's final rule on membership that became effective February 19, 2016.

On January 20, 2016, the Finance Agency issued a final rule effective February 19, 2016 that changes the eligibility requirements for FHLBank members by rendering captive insurance companies ineligible for FHLBank membership. Captive insurance company members that were admitted as members prior to September 12, 2014 (the date the Finance Agency proposed this rule) will have their memberships terminated no later than February 19, 2021. Captive insurance company members that were admitted as members after September 12, 2014 will have their memberships terminated no later than February 19, 2017. As of September 30, 2016, we had 12 captive insurance company members with advances outstanding of $14.7 billion, which represented 12 percent of our total advances outstanding. Of our captive insurance company members, six members with advance balances outstanding of $11.1 billion will have their membership terminated within five years of the effective date of the final rule and six members with advance balances outstanding of $3.6 billion will have their membership terminated within one year of the effective date, according to the final rule. As indicated in the table above, three of our top five largest member borrowers are captive insurance company members. The magnitude of the impact of the final rule will depend, in part, on our size and profitability at the time of membership termination or maturity of the related advances.

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

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no probable credit losses on our advances as of September 30, 2016 and December 31, 2015. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following tables summarize information on our mortgage loans held for portfolio (dollars in millions):

	September 30, 2016
	MPF	MPP	Total
Fixed rate conventional loans	$5,747	$384	$6,131
Fixed rate government-insured loans	522	44	566
Total unpaid principal balance	6,269	428	6,697
Premiums	81	14	95
Discounts	(8)	(1)	(9)
Basis adjustments from mortgage loan commitments	11	—	11
Total mortgage loans held for portfolio	6,353	441	6,794
Allowance for credit losses	(2)	—	(2)
Total mortgage loans held for portfolio, net	$6,351	$441	$6,792

	December 31, 2015
	MPF	MPP	Total
Fixed rate conventional loans	$5,602	$464	$6,066
Fixed rate government-insured loans	547	50	597
Total unpaid principal balance	6,149	514	6,663
Premiums	76	18	94
Discounts	(9)	(1)	(10)
Basis adjustments from mortgage loan commitments	9	—	9
Total mortgage loans held for portfolio	6,225	531	6,756
Allowance for credit losses	(1)	—	(1)
Total mortgage loans held for portfolio, net	$6,224	$531	$6,755

Our total mortgage loans remained relatively stable at September 30, 2016 when compared to December 31, 2015. For additional discussion on our mortgage loan credit risk, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets."

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	September 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	6,250	15	6,775	17
Federal funds sold	4,635	11	2,270	6
State or local housing agency obligations	—	—	8	—
Total short-term investments	10,886	26	9,054	23
Long-term investments[2]
Interest-bearing deposits	1	—	1	—
Mortgage-backed securities
GSE single-family	5,172	12	6,260	16
GSE multifamily	12,035	28	10,145	25
Other U.S. obligations single-family[3]	3,531	8	2,317	6
Other U.S. obligations commercial[3]	4	—	6	—
Private-label residential	17	—	20	—
Total mortgage-backed securities	20,759	48	18,748	47
Non-mortgage-backed securities
Other U.S. obligations[3]	3,932	9	4,222	11
GSE and Tennessee Valley Authority obligations	4,976	12	5,593	14
State or local housing agency obligations	1,714	4	1,995	4
Other	583	1	554	1
Total non-mortgage-backed securities	11,205	26	12,364	30
Total long-term investments	31,965	74	31,113	77
Total investments	$42,851	100	$40,167	100

1	Short-term investments have original maturities equal to or less than one year.

2	Long-term investments have original maturities of greater than one year.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

Our investments increased $2.7 billion or 7 percent at September 30, 2016 when compared to December 31, 2015. The increase was due in part to the purchase of money market investments and agency MBS securities during the year.

The Finance Agency limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. At September 30, 2016, our ratio of MBS to regulatory capital was 2.69. At December 31, 2015, our ratio of MBS to regulatory capital was 3.23 due to the Merger, and as a result, we were precluded from purchasing any additional MBS until this ratio fell below 3.00.

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

Refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis performed at September 30, 2016. As a result of our analysis, we determined that all gross unrealized losses on our investment portfolio were temporary. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases. As a result, we did not consider any of these securities to be other-than-temporarily-impaired at September 30, 2016.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At September 30, 2016 and December 31, 2015, the carrying value of consolidated obligations for which we are primarily liable totaled $166.9 billion and $130.2 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	September 30, 2016	December 31, 2015
Par value	$84,550	$99,074
Discounts and concession fees[1]	(69)	(84)
Total	$84,481	$98,990

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes decreased $14.5 billion or 15 percent at September 30, 2016 when compared to December 31, 2015. The decrease was primarily due to our use of bonds in place of discount notes to manage our funding needs throughout the third quarter. For additional information on our discount notes, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

BONDS

The following table summarizes information on our bonds (dollars in millions):

	September 30, 2016	December 31, 2015
Total par value	$82,179	$30,899
Premiums	271	312
Discounts and concession fees[1]	(67)	(35)
Fair value hedging adjustments	71	32
Total bonds	$82,454	$31,208

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds increased $51.2 billion or 164 percent at September 30, 2016 when compared to December 31, 2015. The increase was primarily due to our utilization of bonds to capture attractive funding, match repricing structures on short-term and variable rate advances, and to provide additional liquidity. Fair value hedging adjustments changed $39 million or 122 percent at September 30, 2016 when compared to December 31, 2015 due primarily to an increase in cumulative fair value adjustments on bonds in hedge relationships resulting from changes in interest rates.

For additional information on our bonds, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Deposits

Deposit levels will vary based on member alternatives for short-term investments. Our deposits decreased $77 million or 7 percent at September 30, 2016 when compared to December 31, 2015 due primarily to a decrease in non-interest-bearing deposits.

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

Our total mandatorily redeemable capital stock balance increased $572 million at September 30, 2016 when compared to December 31, 2015 due primarily to the reclassification of $723 million in captive insurance company capital stock to mandatorily redeemable capital stock in the first quarter of 2016 in response to the Finance Agency final rule affecting membership eligibility that became effective February 19, 2016. The final rule changed the eligibility requirements for FHLBank members by rendering captive insurance companies ineligible for FHLBank membership. According to the final rule, captive insurance company members that were admitted as members prior to September 12, 2014 (the date the Finance Agency proposed this rule) will have their memberships terminated no later than February 19, 2021. Captive insurance company members that were admitted as members after September 12, 2014 will have their memberships terminated no later than February 19, 2017. At September 30, 2016 and December 31, 2015, our mandatorily redeemable capital stock totaled $675 million and $103 million.

Capital

The following table summarizes information on our capital (dollars in millions):

	September 30, 2016	December 31, 2015
Capital stock	$5,658	$4,714
Additional capital from merger	92	194
Retained earnings	1,294	801
Accumulated other comprehensive income (loss)	(39)	(84)
Total capital	$7,005	$5,625

Our capital increased $1.4 billion or 25 percent at September 30, 2016 when compared to December 31, 2015. The increase was due to an increase in capital stock and retained earnings. Capital stock increased $944 million due to an increase in member activity, partially offset by the reclassification of $732 million of capital stock, including all capital stock outstanding to captive insurance company members, to mandatorily redeemable capital stock. Retained earnings increased $493 million due to net income earned. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock” for additional information on our capital stock activity.

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

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	September 30, 2016	December 31, 2015
Interest rate swaps
Noncallable	$46,907	$33,927
Callable by counterparty	3,639	4,976
Callable by the Bank	136	79
Total interest rate swaps	50,682	38,982
Interest rate swaptions	—	200
Forward settlement agreements (TBAs)	204	45
Mortgage delivery commitments	211	51
Total notional amount	$51,097	$39,278

The notional amount of our derivative contracts increased $11.8 billion or 30 percent at September 30, 2016 when compared to December 31, 2015. During the nine months ended September 30, 2016, we increased our utilization of swapped consolidated obligation bonds in addition to discount notes to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the nine months ended September 30, 2016, proceeds from the issuance of bonds and discount notes were $77.9 billion and $209.4 billion compared to $15.6 billion and $198.1 billion for the same period in 2015. We continued to issue shorter-term discount notes as well as step-up, callable, and term fixed and floating rate consolidated obligation bonds to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity.

We maintained continual access to funding and adapted our debt issuance to meet the needs of our members, including demand for variable rate callable advance products that generally favored the issuance of shorter-term debt. Access to short-term debt markets has been reliable as investors have sought the FHLBanks' short-term debt as an asset of choice, which has led to advantageous funding opportunities and increased utilization of consolidated obligation short-term bonds as well as discount notes. However, due to the short-term maturity of the debt, we may be exposed to additional risks associated with refinancing and our ability to access the capital markets.

We monitor our debt refinancing risk and continue to enhance our liquidity and funding management. In measuring the level of assets requiring refinancing, we consider the maturity characteristics of our assets and liabilities. The following table presents the composition of our assets and liabilities by maturity (dollars in millions):

	September 30, 2016
	1 year or less	> 1 year	Total
Assets
Investments[1]	$15,332	$26,788	$42,120
Advances[2]	20,764	104,758	125,522
Mortgage loans held for portfolio[3]	1,326	5,371	6,697
Subtotal	$37,422	$136,917	174,339
Other[4]			1,735
Total assets			$176,074

Liabilities
Consolidated obligation bonds[5]	$42,966	$39,213	$82,179
Consolidated obligation discount notes[5]	84,550	—	84,550
Subtotal	$127,516	$39,213	166,729
Other[4]			2,340
Total liabilities			$169,069
Maturity gap	$90,094
Maturity gap percentage[6]	51%

1
Represents the principal balance of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and HTM securities. MBS and asset-backed investments are based on expected maturity, which factors in projected prepayments; all other investments are based on contractual maturity. Certain assumptions are factored into the greater than one year bucket as they are not monitored as part of the maturity gap.

2
Represents the principal balance of advances based on contractual maturity. At September 30, 2016, 63 percent of our advances are callable, many of which have call dates in the next year. For further detail of our advance call dates, refer to "Item 1. Financial Statements — Note 7 — Advances".

3
Represents the principal balance of MPF and MPP mortgage loans based on expected maturity, which factors in projected prepayments. Certain assumptions are factored into the greater than one year bucket as they are not monitored as part of the maturity gap.

4	Represents all other assets or liabilities reflected in the Bank's Statement of Condition that are not monitored as part of the maturity gap.

5	Represents the principal balance of consolidated obligations based on contractual maturity.

6	The maturity gap percentage is calculated as the maturity gap divided by total assets.

We monitor the maturity gap between assets and liabilities and are currently striving to reduce our maturity gap percentage to reduce the level of refinancing risk that could potentially occur if we could not obtain funding in the capital markets due to an unforeseen event. This can be accomplished by shortening the maturity of our assets and/or lengthening the maturity of our liabilities. Our maturity gap objective and the time period for achieving this may vary based on a number of factors including our member borrowing needs, supply and demand in the debt markets, and other factors.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of October 31, 2016, our consolidated obligations were rated AA+/A-1+ by Standard and Poor's and Aaa/P-1 by Moody's and both ratings had a stable outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2015 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations which are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At September 30, 2016 and December 31, 2015, the total par value of outstanding consolidated obligations for which we are primarily liable was $166.7 billion and $130.0 billion. At September 30, 2016 and December 31, 2015, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $801.0 billion and $775.2 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of October 31, 2016, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the nine months ended September 30, 2016, repayments of consolidated obligations totaled $250.6 billion compared to $216.2 billion for the same period in 2015. A portion of these payments were due to the call of certain bonds in an effort to better match our projected asset cash flows. During the nine months ended September 30, 2016 and 2015, we called bonds with a total par value of $1.6 billion and $13.9 billion.

During the nine months ended September 30, 2016, advance disbursements totaled $171.2 billion compared to $88.5 billion for the same period in 2015. The increase was due to borrowings from a wide range of members with the most significant increase from a large depository institution member. During the nine months ended September 30, 2016, investment purchases (excluding overnight investments) totaled $88.7 billion compared to $112.1 billion for the same period in 2015. Investment purchases during each period were primarily driven by the purchase of money market investments, including secured resale agreements in an effort to manage our liquidity position.

We also use liquidity to purchase mortgage loans, repay member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

LIQUIDITY REQUIREMENTS
Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At September 30, 2016 and December 31, 2015, we were in compliance with all three of the Finance Agency liquidity requirements.
In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At September 30, 2016 and December 31, 2015, we were in compliance with this liquidity guidance.
Capital

CAPITAL REQUIREMENTS

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock, (including mandatorily redeemable capital stock), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock), additional capital from merger, and retained earnings. It does not include accumulated other comprehensive income (AOCI). Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. Nonpermanent capital includes additional capital from merger. At September 30, 2016 and December 31, 2015, we were in compliance with all three of the Finance Agency's regulatory capital requirements. Refer to "Item 1. Financial Statements — Note 12 — Capital" for additional information.

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

Capital stock owned by members in excess of their capital stock requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At September 30, 2016 and December 31, 2015, we had no excess capital stock outstanding.

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	September 30, 2016	December 31, 2015
Commercial banks	$4,262	$2,823
Thrifts	171	176
Credit unions	317	293
Non-captive insurance companies	268	768
Captive insurance companies	640	654
Total GAAP capital stock	5,658	4,714
Mandatorily redeemable capital stock	675	103
Total regulatory capital stock	$6,333	$4,817

The increase in GAAP and regulatory capital stock held at September 30, 2016 when compared to December 31, 2015 was primarily due to an increase in member activity. In addition, mandatorily redeemable capital stock increased due primarily to the reclassification of captive insurance company capital stock to mandatorily redeemable capital stock in the first quarter of 2016 in response to the Finance Agency final rule affecting membership eligibility that became effective February 19, 2016.

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

Retained Earnings
Our Enterprise Risk Management Policy (ERMP) includes a target level, not a required level, of retained earnings and additional capital from merger based on the amount deemed necessary to protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to enable us to return to our targeted level of retained earnings. At September 30, 2016, our actual retained earnings were 106 percent of target.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance our capital position over time. It requires us to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At September 30, 2016 and December 31, 2015, our restricted retained earnings balance totaled $200 million and $101 million. One percent of our average balance of outstanding consolidated obligations for the three months ended September 30, 2016 was $1.5 billion. For more information on our JCE Agreement, refer to "Item 1. Business — Retained Earnings" in our 2015 Form 10-K.

Dividends

Our Board of Directors believes any returns on capital stock above an appropriate benchmark rate that are not retained for capital growth should be returned to members that utilize our product and service offerings. Our current dividend philosophy is to pay a membership capital stock dividend similar to a benchmark rate of interest, such as average three-month LIBOR over time, and an activity-based capital stock dividend, when possible, at a level above the membership capital stock dividend. Our actual dividend is determined quarterly by our Board of Directors, based on policies, regulatory requirements, and actual performance.

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Aggregate cash dividends paid[1]	$36	$25	$102	$75
Effective combined annualized dividend rate paid on capital stock	2.98%	2.87%	2.91%	2.92%
Annualized dividend rate paid on membership capital stock	0.75%	0.50%	0.58%	0.50%
Annualized dividend rate paid on activity-based capital stock	3.50%	3.50%	3.50%	3.50%
Average three-month LIBOR	0.79%	0.31%	0.69%	0.28%

1
Amounts for the three and nine months ended September 30, 2016 exclude $6 million and $15 million paid on mandatorily redeemable capital stock, which is recorded as interest expense on the Statements of Income. Amounts for the three and nine months ended September 30, 2015 exclude $1 million and $2 million paid on mandatorily redeemable capital stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our 2015 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2016.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Minority and Women Inclusion

On October 27, 2016, the Finance Agency proposed amendments to its Minority and Women Inclusion regulations that, if adopted, would clarify the scope of our obligation to promote diversity and ensure inclusion. These proposed amendments update existing Finance Agency regulations aimed at promoting diversity and the inclusion and utilization of minorities, women, and individuals with disabilities in all Bank business and activities, including management, employment and contracting.

The proposed amendments would:

•
require us to develop standalone diversity and inclusion strategic plans or incorporate diversity and inclusion into their existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

•	encourage us to expand contracting opportunities for minorities, women, and individuals with disabilities through subcontracting arrangements;

•	require us to amend our policies on equal opportunity in employment and contracting by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications; and

•
require us to provide information in our annual reports to the Finance Agency about our efforts to advance diversity and inclusion through capital market transactions, affordable housing and community investment programs, initiatives to improve access to mortgage credit, and strategies for promoting the diversity of supervisors and managers.

Comments on the proposed amendments are due by December 27. We are currently assessing the effect of the proposed amendments.

FHLBank Membership for Non-Federally-Insured Credit Unions

On September 28, 2016, the Finance Agency proposed amendments to regulations governing FHLBank membership that would implement statutory amendments to the FHLBank Act authorizing us to accept applications for membership from state-chartered credit unions without Federal share insurance, provided that certain prerequisites have been met. The new rule, if adopted, would generally treat these credit unions the same as other depository institutions.

Comments are due on the proposed rule by November 28, 2016. We are currently assessing the effect of the proposed rule but do not anticipate that, if adopted, it would have a material impact.

Indemnification Payments

On September 20, 2016, the Finance Agency issued a re-proposed rule that, if adopted, would establish standards for identifying whether an indemnification payment by an FHLBank or the OF to an officer, director, employee, or other entity-affiliated party in connection with an administrative proceeding or civil action instituted by the Finance Agency is prohibited or permissible. Under the proposed rule, those payments with respect to an administrative proceeding or civil action and that been initiated by the Finance Agency are only permitted if they relate to:

•
premiums for professional liability insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not a judgment in favor of the Finance Agency or a civil money penalty;

•	expenses of defending an action, subject to an agreement to repay those expenses in certain instances; and

•	amounts due under an indemnification agreement entered into on or prior to September 20, 2016.

The proposed rule also outlines the process a board of directors must undertake prior to making any permitted indemnification payment for expenses of defending an action initiated by the Finance Agency.

Comments are due on the proposed rule by December 21, 2016. We are currently assessing the effect of the proposed rule but do not anticipate that, if adopted, it would have a material impact.

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

Market Risk

We define market risk as the risk that Market Value of Capital Stock (MVCS) or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk, including mortgage prepayment risk, was our predominant type of market risk exposure during the nine months ended September 30, 2016 and 2015. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and derivatives, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements.

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

We monitor and manage to the MVCS policy limits to ensure the stability of the Bank's value. As of September 30, 2016, the policy limits for MVCS are 2.2 percent, 5 percent, and 12 percent declines from the base case in the up and down 50, 100, and 200 basis point parallel interest rate shift scenarios and 2.5 percent, 5.5 percent, and 13 percent declines from the base case in the up and down 50, 100, and 200 basis point non-parallel interest rate shift scenarios. Any policy limit breach requires a prompt action to address the measure outside of the policy limit and the breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors.

During the first quarter of 2008, due to the low interest rate environment, our Board of Directors suspended indefinitely the policy limit pertaining to the down 200 basis point parallel interest rate shift scenario. In October 2012, our Board of Directors amended the suspension by approving a rule for compliance to the down 200 basis point scenario that reinstates/suspends the associated policy limit when the 10-year swap rate increases above/drops below 2.50 percent and remains so for five consecutive days. At September 30, 2016 and December 31, 2015, the 10-year swap rate was below 2.50 percent and therefore the associated policy limit was suspended.

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at September 30, 2016 and December 31, 2015:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2016	$119.5	$117.9	$117.6	$118.4	$118.8	$118.5	$117.1
December 31, 2015	$110.4	$113.8	$115.4	$116.9	$117.5	$117.5	$116.3

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2016	0.9%	(0.4)%	(0.7)%	—%	0.3%	0.2%	(1.1)%
December 31, 2015	(5.5)%	(2.6)%	(1.2)%	—%	0.5%	0.5%	(0.5)%

The following tables show our base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at September 30, 2016 and December 31, 2015:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2016	$118.7	$118.2	$118.3	$118.4	$118.2	$118.2	$117.2
December 31, 2015	$118.1	$118.2	$117.8	$116.9	$115.4	$114.0	$110.3

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2016	0.3%	(0.1)%	—%	—%	(0.1)%	(0.1)%	(1.0)%
December 31, 2015	1.0%	1.1%	0.8%	—%	(1.3)%	(2.5)%	(5.6)%

The change in our base case MVCS at September 30, 2016 when compared to December 31, 2015 was primarily attributable to the following factors:

•
Increase in retained earnings: We recorded net income of $493 million, which included net gains on litigation settlements in the amount of $337 million, during the nine months ended September 30, 2016. This has a positive impact on our market value of equity, thereby increasing MVCS.

•
Increased shares of capital stock: Our capital stock balance increased at September 30, 2016 when compared to December 31, 2015 due to capital stock issued as a result of increased member advance activity. As we issued this capital stock at par, which is below our current MVCS value, our MVCS was negatively impacted.

PROJECTED INCOME SENSITIVITY

We monitor projected 24-month income sensitivity to limit short-term earnings volatility of the Bank. The projected 24-month income sensitivity policy limit is based on forward interest rates, and business and risk management assumptions. The risk management assumptions may result in a forecast differing from business expectations. The income sensitivity policy limit specifies a floor on our projected return on capital stock for each shock scenario. Our projected return on capital stock is computed as an annualized ratio of projected net income to average projected capital stock over the projection horizon. We were in compliance with the projected 24-month income simulation policy limit at September 30, 2016 and December 31, 2015. For more information on our Projected Income Sensitivity, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" in our 2015 Form 10-K.

Capital Adequacy

An adequate capital position is necessary for providing safe and sound operations of the Bank. To manage our capital adequacy we maintain capital levels in accordance with Finance Agency regulations and monitor retained earnings and additional capital from merger. In addition, a capital adequacy measure from a risk management perspective is Economic Value of Capital Stock (EVCS).

RETAINED EARNINGS AND ADDITIONAL CAPITAL FROM MERGER TARGET LEVEL AND REGULATORY CAPITAL REQUIREMENTS

Our ERMP includes a target level of retained earnings and additional capital from merger based on the amount deemed necessary to protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We are also subject to three regulatory capital requirements. For additional information on our compliance with these requirements, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources".

ECONOMIC VALUE OF CAPITAL STOCK

We define EVCS as the net present value of expected future cash flows of our assets and liabilities (excluding mandatorily redeemable capital stock), discounted at our cost of funds, and divided by the total shares of capital stock (including mandatorily redeemable capital stock) outstanding. This measurement reduces the impact of day-to-day price changes that cannot be attributed to any of the standard market factors, such as movements in interest rates or volatilities. Thus, EVCS provides an estimated measure of the long-term value of one share of our capital stock.

The following table shows EVCS in dollars per share based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, at September 30, 2016 and December 31, 2015:

Economic Value of Capital Stock (dollars per share)
September 30, 2016	$126.3
December 31, 2015	$123.1

The change in our EVCS at September 30, 2016 when compared to December 31, 2015 was primarily attributable to the following factors:

•
Increase in retained earnings. We recorded net income of $493 million, which included net gains on litigation settlements in the amount of $337 million, during the nine months ended September 30, 2016. This has a positive impact on our market value of equity, thereby increasing EVCS.

•
Increased shares of capital stock. Our capital stock balance increased at September 30, 2016 when compared to December 31, 2015 due to capital stock issued as a result of increased member activity. As we issued this capital stock at par, which is below our current EVCS value, our EVCS was negatively impacted.

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

At September 30, 2016 and December 31, 2015, borrowers pledged $328.1 billion and $268.8 billion of collateral (net of applicable discounts) to support activity with us, including advances. At September 30, 2016 and December 31, 2015, our advance balances were $125.8 billion and $89.2 billion. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on our credit products as of September 30, 2016 and December 31, 2015. Accordingly, we have not recorded any allowance for credit losses on our credit products.

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

The following table presents the unpaid principal balance of our MPF and MPP portfolios by product type (dollars in millions):

Product Type	September 30, 2016	December 31, 2015
MPF Conventional:
Original MPF	$858	$849
MPF 100	18	22
MPF 125	4,159	3,860
MPF Plus	712	871
MPF Government	522	547
Total MPF	6,269	6,149

MPP Conventional	384	464
MPP Government	44	50
Total MPP	428	514
Total mortgage loan unpaid principal balance	$6,697	$6,663

We manage the credit risk on mortgage loans acquired in the MPF program and MPP by (i) using agreements to establish credit risk sharing responsibilities with our PFIs, (ii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs, and (iii) establishing an allowance for credit losses to reflect management's estimate of probable credit losses inherent in the portfolio.

Government-Insured Mortgage Loans. For our government-insured mortgage loans, our loss protection consists of the loan guarantee, the ability of the loan servicer to repurchase any government-insured loan once it reaches 90 days delinquent, and the contractual obligation of the loan servicer to liquidate a government-insured loan in full upon sale of the REO property if not repurchased previously. Therefore, we have not recorded any allowance for credit losses on government-insured mortgage loans.

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

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional MPF and MPP mortgage loan portfolios at the balance sheet date. The measurement of our MPF and MPP allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, and (iii) estimating additional credit losses in the conventional mortgage loan portfolio. The allowance for credit losses on our conventional MPF mortgage loans was $2 million and $1 million at September 30, 2016 and December 31, 2015. The allowance for credit losses on our conventional MPP mortgage loans was less than $1 million at both September 30, 2016 and December 31, 2015.

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At September 30, 2016, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from one to 15 percent based on the counterparty's credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of two to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. At September 30, 2016, we were in compliance with the regulatory limits established for unsecured credit.

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

At September 30, 2016, our unsecured investment exposure consisted of overnight Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at September 30, 2016 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1,2]
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$—	$—	$440	$440
U.S subsidiaries of foreign commercial banks	—	125	—	125
Total domestic and U.S. subsidiaries of foreign commercial banks	—	125	440	565
U.S. branches and agency offices of foreign commercial banks
Australia	500	—	—	500
Canada	—	1,200	—	1,200
Finland	600	—	—	600
France	—	100	—	100
Netherlands	—	70	—	70
Norway	—	400	—	400
Sweden	600	600	—	1,200
Total U.S. branches and agency offices of foreign commercial banks	1,700	2,370	—	4,070
Total unsecured investment exposure	$1,700	$2,495	$440	$4,635

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Table excludes investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the FDIC.

Investment Ratings

The following tables summarize the carrying value of our investments by credit rating (dollars in millions):

	September 30, 2016
	Credit Rating[1]
	AAA	AA	A	BBB	BB or Lower	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$2
Securities purchased under agreements to resell	1,500	—	500	4,250	—	6,250
Federal funds sold	—	1,700	2,495	440	—	4,635
Investment securities:
Mortgage-backed securities
GSE single-family	—	5,172	—	—	—	5,172
GSE multifamily	—	12,035	—	—	—	12,035
Other U.S. obligations single-family[3]	—	3,531	—	—	—	3,531
Other U.S. obligations commercial[3]	—	4	—	—	—	4
Private-label residential	—	—	6	9	2	17
Total mortgage-backed securities	—	20,742	6	9	2	20,759
Non-mortgage-backed securities
Other U.S. obligations[3]	—	3,932	—	—	—	3,932
GSE and Tennessee Valley Authority obligations	—	4,976	—	—	—	4,976
State or local housing agency obligations	1,257	456	—	—	—	1,713
Other	477	107	—	—	—	584
Total non-mortgage-backed securities	1,734	9,471	—	—	—	11,205
Total investments[4]	$3,234	$31,915	$3,001	$4,699	$2	$42,851

	December 31, 2015
	Credit Rating[1]
	AAA	AA	A	BBB	BB or Lower	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$2
Securities purchased under agreements to resell	1,625	150	—	5,000	—	6,775
Federal funds sold	—	450	1,820	—	—	2,270
Investment securities:
Mortgage-backed securities
GSE single-family	—	6,260	—	—	—	6,260
GSE multifamily	—	10,145	—	—	—	10,145
Other U.S. obligations single-family[3]	—	2,317	—	—	—	2,317
Other U.S. obligations commercial[3]	—	6	—	—	—	6
Private-label residential	—	—	7	11	2	20
Total mortgage-backed securities	—	18,728	7	11	2	18,748
Non-mortgage-backed securities
Other U.S. obligations[3]	—	4,222	—	—	—	4,222
GSE and Tennessee Valley Authority obligations	—	5,593	—	—	—	5,593
State or local housing agency obligations	1,465	538	—	—	—	2,003
Other	451	103	—	—	—	554
Total non-mortgage-backed securities	1,916	10,456	—	—	—	12,372
Total investments[4]	$3,541	$29,786	$1,827	$5,011	$2	$40,167

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

4	At September 30, 2016, eleven percent of our total investments were unsecured. At December 31, 2015, six percent of our total investments were unsecured.

Our total investments increased at September 30, 2016 when compared to December 31, 2015. The increase was due in part to the purchase of money market investments and agency MBS securities during the year.

At September 30, 2016 and December 31, 2015, we did not consider any of our investments to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment.”

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

We limit our investments in MBS to those guaranteed by the U.S. Government, issued by a GSE, or those we determine to be investment quality at the time of purchase. We perform ongoing analysis on these investments to determine potential credit issues. At September 30, 2016 and December 31, 2015, we owned $20.8 billion and $18.7 billion of MBS, of which approximately 99.9 percent were guaranteed by the U.S. Government or issued by GSEs and 0.1 percent were private-label MBS during both periods.

Our private-label MBS are variable rate securities backed by prime loans that were securitized prior to 2004. We record these investments as HTM. The following table summarizes characteristics of our private-label MBS (dollars in millions):

September 30, 2016
Credit rating:
A	$6
BBB	9
BB or Lower	2
Total unpaid principal balance	$17

Amortized cost	$17
Gross unrealized gains	—
Gross unrealized losses	(1)
Fair value	$16

Weighted average percentage of fair value to unpaid principal balance	97.2%
Original weighted average FICO® score	725
Original weighted average credit support[1]	3.9%
Weighted average credit support[2]	13.0%
Weighted average collateral delinquency rate[3]	6.7%

1	Based on the credit support at the time of issuance and is calculated using the current unpaid principal balance of the individual securities.

2	Based on the credit support as of September 30, 2016 and is calculated using the current unpaid principal balance of the individual securities.

3	Represents the percentage of underlying loans that are 60 days or more past due.

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

The following tables show our derivative counterparty credit exposure (dollars in millions):

	September 30, 2016
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Liability positions with credit exposure
Uncleared derivatives
AA	$579	$(56)	$57	$1
A	5,117	(81)	85	4
BBB[4]	816	(12)	12	—
Cleared derivatives[2]	37,539	(454)	557	103
Total derivative positions with credit exposure to non-member counterparties	44,051	(603)	711	108
Member institutions[3]	170	1	—	1
Total	44,221	$(602)	$711	$109
Derivative positions without credit exposure	6,876
Total notional	$51,097

	December 31, 2015
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A4	$15	$—	$—	$—
Liability positions with credit exposure
Uncleared derivatives
A4	370	(11)	11	—
BBB[4]	1,268	(23)	23	—
Cleared derivatives[2]	22,851	(254)	348	94
Total derivative positions with credit exposure to non-member counterparties	24,504	(288)	382	94
Member institutions[3,4]	34	—	—	—
Total	24,538	$(288)	$382	$94
Derivative positions without credit exposure	14,740
Total notional	$39,278

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2
Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing's parent, CME Group Inc. was rated Aa3 by Moody's and AA- by Standard and Poor's at both September 30, 2016 and December 31, 2015.

3	Represents mortgage delivery commitments with our member institutions.

4	Net credit exposure is less than $1 million.

Operational Risk

We define operational risk as the risk of loss or harm from inadequate or failed processes, people, and/or systems, including those emanating from external sources. Operational risk is inherent in all of our business activities and processes. Management has established policies and procedures to reduce the likelihood of operational risk and designed our annual risk assessment process to provide ongoing identification, measurement, and monitoring of operational risk. Due to the manual nature of many of our processes, our operational risk exposure is elevated. To mitigate this risk, we continue to focus on process and control improvements, system upgrades, and assessments of staffing adequacy. During the first nine months of 2016, we have added staff to lead and support critical business functions, designed a new control structure surrounding spreadsheets and other applications used in the financial reporting and close process, and implemented enhancements to access controls over key IT applications.

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

Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, and management's previous identification of material weaknesses in our internal control over financial reporting at December 31, 2015, our President and CEO, and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

As previously disclosed in our 2015 Form 10-K, management identified three material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The three weaknesses previously identified were:

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

3.
We did not consistently conform to existing internal control procedures established to ensure appropriate logical access to the Bank’s information technology systems. Specifically, the manual processes used to remove unnecessary employee and contractor access and execute the required management testing of the removal process were not performed timely as designed as a result of multiple changes within our business environment, including the Merger.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Management is committed to improving our overall system of internal control over financial reporting and is taking steps to fully remediate the identified material weaknesses. The following briefly describes certain remediation actions we have taken or plan to take to address these material weaknesses:

1.
Management has made changes to the governance of our internal control infrastructure and processes that are expected to facilitate timely, recurring evaluations of internal controls over financial reporting for known and/or expected changes in our business environment during each calendar year. This process included a complete review and assessment of our system of internal control over financial reporting conducted by an independent third party working closely with Bank staff. As a result of this assessment, certain internal controls over financial reporting were enhanced and put in place. These controls are currently being tested by internal audit. The Bank also added staff to lead and support this business function.

2.
Management has designed a new control structure surrounding spreadsheets and other applications used in the financial reporting and close process as part of a comprehensive project to address the related material weakness, which is in the process of implementation. Once completed, this project is expected to increase the number and effectiveness of controls surrounding spreadsheets utilized in the financial reporting process. Longer term, management intends to reduce the number of financial reporting spreadsheets through automation. As of September 30, 2016, the new control structure has been implemented for the most significant spreadsheets. These controls are currently being tested by internal audit.

3.
Management has designed and implemented enhancements to access controls over key IT applications used in the financial reporting and close process. This included strengthening existing controls, adding additional controls, and adding staff to the information technology department to support the effective execution of these controls. These controls are currently being tested by internal audit.

Management believes that the measures described above should strengthen our internal control over financial reporting. We cannot provide assurance, however, that these steps will remediate such weaknesses or the timing of when such steps will be completed, nor can we be certain of whether additional actions will be required or the costs of any such actions. The material weaknesses cannot be considered remediated until the applicable remedial actions and associated internal controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2016, management continued to take steps to remediate the material weaknesses and other control deficiencies identified at December 31, 2015. Other than these remediation steps, which included certain changes in controls as outlined above, there have been no changes in our internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting at September 30, 2016.

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

Of the 11 cases initially filed, eight have been settled, two remain active, and one has been appealed. The aggregate consideration paid for the private-label MBS that continue to be actively litigated or are currently on appeal is $1.0 billion. The first trial against one of the remaining defendant groups is scheduled for early 2017.

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
During the three months ended September 30, 2016 we did not settle any private-label MBS claims. During the nine months ended September 30, 2016, we settled multiple private-label MBS claims and recognized $337 million in net gains on litigation settlements. During the three and nine months ended September 30, 2015, we recognized $12 million in net gains on litigation settlements. We continue to pursue litigation with the other defendants.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2015 Form 10-K. There have been no material change to our risk factors during the nine months ended September 30, 2016.

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
PwC has advised our Bank as of December 31, 2015 and September 30, 2016 that it has a borrowing relationship with a Bank member (referred below as the “lender”) who owns more than 10 percent of the Bank’s capital stock, which under the Loan Rule, would call into question PwC’s independence with respect to the Bank. We are providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of our Bank.
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

Additionally, our Audit Committee assessed PwC’s ability to perform an objective and impartial audit, and continue to conclude that PwC has maintained objectivity and impartiality in connection with its audit of our financial statements. The conclusion is based on the unique nature and status of our Bank, and due to our ownership structure and limited voting rights of our members. In addition to the above listed considerations, the Audit Committee considered the following:

•	as of December 31, 2015 and September 30, 2016, no officer or director of the lender served on the board of directors of the Bank; and

•	the lender is subject to the same terms and conditions for conducting business with the Bank as any other member.

Based on the Audit Committee’s evaluation, the Audit Committee has concluded that PwC’s ability to exercise objective and impartial judgment on all issues encompassed within PwC’s audit engagement has not been impaired.

ITEM 6. EXHIBITS

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective February 10, 2016[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended and approved by the Federal Housing Finance Agency on May 31, 2015[1]
10.1	Employment Agreement with Joseph E. Amato, effective May 2, 2016[3]
10.2	General Release with Richard S. Swanson, effective June 30, 2016[4]
10.3	MPF Consolidated Interbank Agreement, effective July 22, 2016
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

1	Incorporated by reference to our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

2	Incorporated by reference to our Form 8-K filed with the SEC on February 17, 2016 (Commission File No. 000-51999).

3	Incorporated by reference to our Form 8-K/A (Amendment No. 1) filed with the SEC on August 5, 2016 (Commission File No. 000-51999).

4	Incorporated by reference to our Form 8-K/A (Amendment No. 1) filed with the SEC on July 13, 2016 (Commission File No. 000-51999).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	November 10, 2016

By:	/s/ Michael L. Wilson
Michael L. Wilson President and Chief Executive Officer

By:	/s/ Ardis E. Kelley
Ardis E. Kelley Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)