Form 10-K
period 2016-12-31
Federal Home Loan Bank of Des Moines
filed 2017-03-21
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2016, the aggregate par value of the stock held by current and former members of the registrant was $5,938,837,000. At February 28, 2017, 65,214,243 shares of stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this report, including statements describing the objectives, projections, estimates, or future predictions in our operations, may be forward-looking statements. These statements may be identified by the use of forward-looking terminology, such as believes, projects, expects, anticipates, estimates, intends, strategy, plan, could, should, may, and will or their negatives or other variations on these terms. By their nature, forward-looking statements involve risk or uncertainty, and actual results could differ materially from those expressed or implied or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. These risks and uncertainties include, but are not limited to, the following:

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

•	risks related to the other FHLBanks that could trigger our joint and several liability for debt issued by the other FHLBanks;

•	disruptions in the credit and debt markets and the effect on future funding costs, sources, and availability;

•	changes in the relative attractiveness of consolidated obligations due to actual or perceived changes in the FHLBanks' credit ratings as well as the U.S. Government's long-term credit rating;

•	the ability to meet capital and liquidity requirements;

•	reliance on a relatively small number of member institutions for a large portion of our advance business;

•	the volatility of credit quality, market prices, interest rates, and other indices that could affect the value of collateral held by us as security for borrower and counterparty obligations;

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

•
reliance on FHLBank of Chicago as Mortgage Partnership Finance (MPF) provider (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago), and Fannie Mae, Redwood Trust Inc., and Ginnie Mae as the ultimate investors in certain MPF products.

These forward-looking statements apply only as of the date they are made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. A detailed discussion of the more important risks and uncertainties that could cause actual results and events to differ from such forward-looking statements is included under “Item 1A. Risk Factors."

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

MERGER

We completed the merger with the Federal Home Loan Bank of Seattle (Seattle Bank) (the Merger) on May 31, 2015 (merger date). The Merger had a significant impact on all aspects of our financial condition, results of operations, and cash flows. As a result, financial results for the periods after the Merger may not be directly comparable to financial results for periods prior to the Merger.
BUSINESS MODEL
Our mission is to provide funding and liquidity for our members and housing associates so they can meet the housing, economic development, and business needs of the communities they serve. We strive to achieve our mission within an operating principle that balances the trade-off between attractively priced products, reasonable returns on capital stock, and maintaining an adequate level of retained earnings to preserve par value of member-owned capital stock.
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

Our capital stock is not publicly traded. It is purchased and redeemed by members or repurchased by us at a par value of $100 per share. Our current and former members own all of our outstanding capital stock. Former members own capital stock (included in mandatorily redeemable capital stock) to support business transactions still carried in our Statements of Condition. All stockholders, including current and former members, may receive dividends on their capital stock investment to the extent declared by our Board of Directors.
Our primary business activities are providing collateralized loans, known as advances, to members and housing associates and acquiring residential mortgage loans from or through our members. In addition, we invest in investment quality securities. Our primary source of funding and liquidity is the issuance of debt securities, referred to as consolidated obligations, in the capital markets. Consolidated obligations are the joint and several obligations of all FHLBanks and are backed only by the financial resources of the FHLBanks. A critical component to the success of our operations is the ability to issue consolidated obligations regularly in the capital markets under a wide range of maturities, structures, and amounts, and at relatively favorable spreads to market interest rates.
Our net income is primarily attributable to the difference between the interest income we earn on our advances, mortgage loans, and investments, and the interest expense we pay on our consolidated obligations and member deposits, as well as components of other income (loss) (e.g., gains and losses on derivatives and hedging activities and gains and losses on trading securities). A portion of our annual net income is used to fund our Affordable Housing Program (AHP), which provides grants and subsidized advances to members to support housing for very low to moderate income households. By regulation, we are required to contribute 10 percent of our net earnings each year to the AHP. In addition to the required AHP assessment, our Board may elect to make voluntary contributions to the AHP. For purposes of the required AHP assessment, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock. For additional details on our AHP, refer to the "Affordable Housing Program Assessments" section of Item 1.
We have risk management policies that govern our exposure to market, liquidity, credit, operational, and strategic risk, as well as capital adequacy. Our primary objective is to manage assets, liabilities, and derivative exposures in ways that protect the par redemption value of our capital stock while earning a reasonable return. For additional information on our risk management practices, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

MEMBERSHIP
Our membership includes commercial banks, thrifts, credit unions, insurance companies, and CDFIs. The majority of depository institutions in our district that are eligible for membership are currently members.
The following table summarizes our membership by type of institution:

	December 31,
Institutional Entity	2016	2015	2014
Commercial banks	1,061	1,088	942
Thrifts	57	65	48
Credit unions	231	221	110
Non-captive insurance companies	56	54	48
Captive insurance companies	12	13	7
Community development financial institutions	5	4	1
Total	1,422	1,445	1,156

The following table summarizes our membership by asset size:

	December 31,
Membership Asset Size[1]	2016	2015	2014
Depository institutions[2]
Less than $100 million	30%	31%	35%
$100 million to $500 million	46	46	47
Greater than $500 million	19	18	13
Insurance companies
Less than $100 million	1	1	1
$100 million to $500 million	1	1	1
Greater than $500 million	3	3	3
Total	100%	100%	100%

1	Membership asset size is based on September 30, 2016 financial information received from members.

2	Depository institutions consist of commercial banks, thrifts, credit unions, and community development financial institutions.

Our membership level decreased during 2016 primarily due to 40 member consolidations and eight dissolved charters, partially offset by the addition of 27 new members. At December 31, 2016, approximately 73 percent of our members were Community Financial Institutions (CFIs). For 2016, CFIs were defined under the FHLBank Act to include all Federal Deposit Insurance Corporation (FDIC) insured institutions with average total assets over the previous three-year period of less than $1.128 billion. CFIs are eligible to pledge certain collateral types that non-CFIs cannot pledge, including secured business loans and lines of credit and secured agri-business loans and lines of credit.

BUSINESS SEGMENTS
We manage our operations as one business segment. Management and our Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance.
PRODUCTS AND SERVICES
Advances
We carry out our mission primarily through lending funds, which we call advances, to our members and eligible housing associates (collectively, borrowers). Our advance products are designed to provide liquidity and help borrowers meet the credit needs of their communities while competing effectively in their markets. Borrowers generally use our advance products as sources of wholesale funding for mortgage lending, affordable housing and other community lending (including economic development), and general asset-liability management.
Our advance products include the following:

•	Overnight Advance. This product has a maturity of one business day and is renewed automatically until the borrower pays off the advance. Interest rates are set daily.

•
Fixed Rate Advances. These advances are available over a variety of terms in amortizing and non-amortizing structures. Using an amortizing advance, a borrower makes predetermined principal payments at scheduled intervals throughout the term of the advance. Forward starting advances are a type of fixed rate non-amortizing advance with settlement dates up to two years in the future, allowing members to lock in an interest rate at the outset, while delaying the receipt of funding. Delayed amortizing advances are a type of fixed rate advance with a feature that delays commencement of the repayment of the principal up to five years, allowing members control over the principal cash flows and the repayment of the advance. Certain long-term fixed rate, amortizing, and forward starting advances contain a symmetrical prepayment feature. This feature allows borrowers to prepay an advance and potentially realize a gain if interest rates rise to a level greater than those existing when the advance was originated.

•
Variable Rate Advances. These advances have interest rates that reset periodically to a specified interest rate index such as London Interbank Offered Rate (LIBOR). Capped LIBOR advances are a type of variable rate advance in which the interest rate cannot exceed a specified maximum interest rate. Certain variable rate advances provide for the borrower's ability to prepay at reset dates and our ability to adjust interest rates (including spread) at reset dates.

•
Callable Advances. These advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Callable advances can be either fixed or floating in nature. Floating rate callable advances may reset at different frequencies ranging from one to six months and are callable at each reset. These advances are often referred to as either Member Option Variable Rate Advances (MOVR) or Member Option LIBOR Advances (MOLA) and are a significant portion of our floating rate advances. Interest rates on MOVR advances reset at each call date to be consistent with the Bank's current offering rate, in line with our underlying cost of funds. Interest rates on MOLA reset at each call date consistent with the underlying LIBOR index. Fixed rate callable advances may have different call schedules based on member specifications, and principal balances may be amortizing in nature. In addition, we retain the right to adjust the price of these advances at each reset date. We generally fund advances indexed to a discount note rate with discount notes, and advances indexed to LIBOR with LIBOR indexed debt or debt swapped to a LIBOR index.

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

For the years ended December 31, 2016, 2015, and 2014, advances represented 69, 61, and 63 percent of our total average assets and generated 57, 39, and 36 percent of our total interest income. For additional information on our advances, including our top five borrowers, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances.” In addition, refer to “Item 1A. Risk Factors” for a discussion on our exposure to customer concentration risk.
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
MPF
Under the MPF program, we purchase or fund eligible mortgage loans (MPF loans) from or through, members or housing associates called participating financial institutions (PFIs). We may also acquire MPF loans through participations with other FHLBanks. MPF loans are conforming conventional or government-insured fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years. For the years ended December 31, 2016, 2015, and 2014, MPF loans represented 4, 6, and 8 percent of our total average assets and generated 14, 27, and 36 percent of our total interest income.
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
MPF Loan Types
We currently offer MPF closed loan products in which we purchase loans acquired or closed by the PFI. In addition, we offer certain off-balance sheet loan products. MPF Xtra is an off-balance sheet loan product in which we assign 100 percent of our interest in PFI master commitments to the FHLBank of Chicago. The FHLBank of Chicago then purchases mortgage loans from our PFIs and sells MPF Xtra loans to Fannie Mae. MPF Direct is an off-balance sheet jumbo loan product in which mortgage loans are sold from our PFIs to a real estate investment trust. MPF Government MBS is an off-balance sheet loan product where our PFIs sell government loans directly to the FHLBank of Chicago where they are pooled and securitized into Ginnie Mae MBS securities. We receive a small fee for our continued management of the PFI relationship under MPF Xtra, MPF Direct, and MPF Government MBS.
The PFI performs all traditional retail loan origination functions on our MPF loan products. We are responsible for managing the interest rate risk and liquidity risk associated with the MPF loans we purchase and carry in our Statements of Condition. In order to limit our credit risk exposure to approximately that of an investor in an investment grade MBS, we require a credit risk sharing arrangement with the PFI on all MPF loans at the time of purchase.
For additional discussion on our mortgage loans and their related credit risk, refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Loans.”
MPF Loan Volume
Over the years, our member base for MPF loans has evolved from large-volume loan purchases from a small number of large PFIs to purchasing the majority of our MPF loans from a diverse base of banks and credit unions. Our ability to price MPF loans, coupled with the low interest rate environment, has allowed us to serve the liquidity needs of a broad range of members and maintain relatively stable mortgage loan volumes. During the years ended December 31, 2016, 2015, and 2014, we purchased $1.5 billion, $0.8 billion, and $0.9 billion of MPF loan products (excluding MPF Xtra, MPF Direct, and MPF Government MBS). In addition, our members delivered $1.4 billion, $1.0 billion, and $0.7 billion of MPF Xtra, MPF Direct, and MPF Government MBS loans during the years ended December 31, 2016, 2015, and 2014. We began offering MPF Direct in 2015 and MPF Government MBS in 2016.
If we exceed $2.5 billion in MPF loan purchases in a calendar year (excluding MPF Xtra, MPF Direct, and MPF Government MBS), we may become subject to housing goals as specified by the Finance Agency.

MPP
Effective May 31, 2015, as a part of the Merger, we acquired mortgage loans previously purchased by the Seattle Bank under the MPP. Similar to the MPF program, the MPP includes a risk sharing arrangement under which we manage the interest rate risk and liquidity risk of MPP loans, while the members retain the primary credit risk.
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
In 2005, the Seattle Bank ceased entering into new MPP master commitment contracts and therefore all MPP loans acquired were originated prior to 2006. We currently do not purchase mortgage loans under this program and we expect that the $416 million outstanding at December 31, 2016 will continue to decrease as the remaining MPP loans are paid off. We do not service the acquired MPP loans nor do we own any servicing rights. We have engaged Bank of New York Mellon as the MPP master servicer. For the year ended December 31, 2016, MPP loans represented less than 1 percent of our total average assets and generated one percent of our total interest income.
For additional information on our mortgage loans, see “Item 7. Management's Discussion and Analysis of Financial Condition and Risk Management — Credit Risk — Mortgage Loans” and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Mortgage Loans.”
TEMPORARY LOAN MODIFICATION PLANS

We offer loan modification plans for our MPF and MPP PFIs. Under these plans, we generally permit the recapitalization of past due amounts up to the original loan amount and/or reduce the interest rate for a specified period of time. No other terms of the original loan, including contractual maturity, are generally modified. At December 31, 2016, 68 modified loans totaling $18 million were outstanding in our Statements of Condition.
Investments
We maintain an investment portfolio primarily to provide investment income and liquidity. Our investment portfolio consists of both short- and long-term investments. Our short-term investments may include, but are not limited to, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposit, commercial paper, and U.S. treasury obligations. Our long-term investments may include, but are not limited to, other U.S. obligations, government-sponsored enterprise (GSE) and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. Our long-term investments generally provide higher spreads than our short-term investments. For the years ended December 31, 2016, 2015, and 2014, investments represented 26, 32, and 28 percent of our total average assets and generated 27, 32, and 28 percent of our total interest income.
We do not have any subsidiaries. We also have no equity positions in any partnerships, corporations, or off-balance sheet special purpose entities. In an effort to reduce credit risk, our Enterprise Risk Management Policy (ERMP) prohibits new purchases of private-label MBS. In addition, Finance Agency regulations limit the type of investments we may purchase.
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
Consolidated Obligations
Our primary source of funding and liquidity is the issuance of debt securities, referred to as consolidated obligations, in the capital markets. Consolidated obligations (bonds and discount notes) are the joint and several obligations of all FHLBanks and are backed only by the financial resources of the FHLBanks. They are not obligations of the U.S. Government, and the U.S. Government does not guarantee them. At February 28, 2017, Standard & Poor's Ratings Services (S&P) and Moody's Investors Service, Inc. (Moody's) rated the consolidated obligations AA+/A-1+ and Aaa/P-1, both with a stable outlook.
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

BONDS
Bonds are generally issued to satisfy our intermediate- and long-term funding needs. Typically, they have maturities ranging up to 30 years, although there is no statutory or regulatory limitation as to their maturity. Bonds are issued with either fixed or variable rate payment terms that use a variety of indices for interest rate resets such as LIBOR. To meet the specific needs of certain investors, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features. When bonds are issued on our behalf, we may concurrently enter into a derivative agreement to effectively convert the fixed rate payment stream to variable or to offset the embedded features in the bond.
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
Derivatives
We use derivatives to manage interest rate risk in our Statements of Condition. Finance Agency regulations and our ERMP establish guidelines for derivatives, prohibit trading in or the speculative use of derivatives, and limit credit risk arising from derivatives.
The goal of our interest rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits. One key way we manage interest rate risk is to acquire and maintain a portfolio of assets and liabilities which, together with their associated derivatives, are conservatively matched with respect to the expected repricings.

We can use interest rate swaps, swaptions, interest rate caps and floors, options, and future/forward contracts as part of our interest rate risk management strategies. These derivatives can be used as either a fair value hedge of a financial instrument or firm commitment or an economic hedge to manage certain defined risks in our Statements of Condition. We use economic hedges primarily to (i) manage mismatches between the coupon features of our assets and liabilities, (ii) offset prepayment risk in certain assets, (iii) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted by accounting guidance, or (iv) to reduce exposure reset risk.
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
Additional Capital from Merger
We recognized the net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a capital account captioned “Additional capital from merger.” We treat this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends to our members have been paid from this account since the merger date and we intend to pay future dividends to members, when and if declared, from this account until the additional capital from merger balance is depleted.
Retained Earnings
Our ERMP includes a target level of retained earnings and additional capital from merger based on the amount deemed necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to enable us to attain our targeted level of retained earnings over time. At December 31, 2016, our actual retained earnings were 95 percent of target. Based on our projected earnings and assuming no material increase in our risk profile, we expect to be above target by the end of 2017.

We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of each FHLBank by allocating the earnings historically paid to satisfy the Resolution Funding Corporation obligation to a separate restricted retained earnings account. Under the JCE Agreement, each FHLBank allocates 20 percent of its quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately in our Statements of Condition. At December 31, 2016 and 2015, our restricted retained earnings account totaled $231 million and $101 million. One percent of our average balance of outstanding consolidated obligations for the three months ended September 30, 2016 was $1.6 billion. To review the JCE Agreement, as amended, see Exhibit 99.1 of our Form 8-K filed with the Securities and Exchange Commission (SEC) on August 5, 2011.
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
Our Board of Directors believes any returns on capital stock above an appropriate benchmark rate that are not retained for capital growth should be returned to members that utilize our product and service offerings. Our current philosophy is to pay a membership capital stock dividend similar to a benchmark rate of interest, such as average-three month LIBOR over time, and an activity-based capital stock dividend, when possible, at a level above the membership capital stock dividend. Our actual dividend is determined quarterly by our Board of Directors, based on policies, regulatory requirements, and actual performance.
For additional information on our dividends, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Dividends.”
COMPETITION
Advances
One of our primary businesses is to make advances to our members and eligible housing associates. Demand for our advances is affected by, among other things, the cost of other available sources of funding for our borrowers. We compete with other suppliers of secured and unsecured wholesale funding including, but not limited to, investment banks, commercial banks, other GSEs, and U.S. Government agencies. We may also compete with other FHLBanks to the extent that member institutions have affiliated institutions located outside of our district. Furthermore, our members may have access to brokered deposits and resale agreements, each of which represent competitive alternatives to our advances. Many of our competitors are not subject to the same body of regulation that we are, which enables those competitors to offer products and terms that we may not be able to offer. Efforts to effectively compete with other suppliers of wholesale funding by changing the pricing of our advances may result in a decrease in the profitability of our advance business.
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
OVERSIGHT, AUDITS, AND EXAMINATIONS
The Finance Agency supervises and regulates the FHLBanks and the Office of Finance. The Finance Agency has a statutory responsibility and corresponding authority to ensure that the FHLBanks operate in a safe and sound manner. Consistent with that duty, the Finance Agency has an additional responsibility to ensure the FHLBanks carry out their housing and community development finance mission. In order to carry out those responsibilities, the Finance Agency establishes regulations governing the entire range of operations of the FHLBanks, conducts ongoing off-site monitoring and supervisory reviews, performs annual on-site examinations and periodic interim on-site reviews, and requires the FHLBanks to submit monthly and quarterly information regarding their financial condition, results of operations, and risk metrics.

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
PERSONNEL
As of February 28, 2017, we employed 300 full-time and seven part-time employees. Our employees are not covered by a collective bargaining agreement.

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
WE ARE SUBJECT TO A COMPLEX BODY OF LAWS AND REGULATIONS THAT COULD CHANGE IN A MANNER DETRIMENTAL TO OUR BUSINESS OPERATIONS
The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and as such, are governed by federal laws and regulations adopted and applied by the Finance Agency. From time to time, Congress may amend the FHLBank Act or other statutes in ways that affect the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. Due to the recent change in the U.S. Government, there are additional uncertainties in the legislative and regulatory environment. New or modified legislation enacted by Congress or regulations adopted by the Finance Agency or other financial services regulators could adversely impact our ability to conduct business or the cost of doing business.

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
Due to our relationship with other FHLBanks, we could also be impacted by events other than the default on a consolidated obligation. Events that impact other FHLBanks include, but are not limited to, member failures, capital deficiencies, and other-than-temporary impairment (OTTI) charges. These events may cause the Finance Agency, at its discretion, to require any FHLBank to either provide capital to or buy assets of any other FHLBank. If we are called upon by the Finance Agency to do either of these items, it may negatively impact our financial condition.
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

A reduction in our credit rating could also trigger additional collateral posting requirements under our derivative agreements. For cleared derivatives, the Derivative Clearing Organization (Clearinghouse) determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades. We were not required to post additional initial margin by our clearing agents, based on credit considerations at December 31, 2016. For the majority of uncleared derivative contracts, we are required to deliver additional collateral on derivatives in net liability positions to counterparties if there is deterioration in our credit rating. Further, demand for certain Bank products, including, but not limited to, standby letters of credit and standby bond purchase agreements, is influenced by our credit rating. A reduction in our credit rating could weaken or eliminate demand for such products, and our financial condition and results of operations could be adversely affected.

WE COULD BE ADVERSELY AFFECTED BY OUR INABILITY TO ACCESS THE CAPITAL MARKETS

Our primary source of funds is through the issuance of consolidated obligations in the capital markets. Our ability to obtain funds through the issuance of consolidated obligations depends in part on our real and perceived relationship to the U.S. Government, prevailing market conditions in the capital markets, and rating agency actions, all of which are beyond our control. In addition, changes to the regulatory environment that affect bank counterparties and debt underwriters could adversely affect our ability to access the capital markets and the cost of that funding. We cannot make any assurance that we will be able to obtain funding on terms acceptable to us, if at all. If we cannot access funding when needed, our ability to support and continue business operations, including our ability to refund maturing debt and compliance with regulatory liquidity requirements, could be adversely impacted, which would thereby adversely impact our financial condition and results of operations. Although our debt issuances have historically kept pace with the funding needs of our members and eligible housing associates, there can be no assurance that this will continue.
FAILURE TO MEET MINIMUM REGULATORY CAPITAL REQUIREMENTS COULD ADVERSELY AFFECT OUR ABILITY TO REDEEM OR REPURCHASE CAPITAL STOCK, PAY DIVIDENDS, AND ATTRACT NEW MEMBERS
We are required to maintain capital to meet specific minimum requirements, as defined by the Finance Agency. Historically, our capital has exceeded all capital requirements and we have maintained adequate capital and leverage ratios. If we fail to meet any of these requirements or if our Board of Directors or the Finance Agency determines that we have incurred, or are likely to incur, losses resulting in, or losses that are expected to result in, a charge against capital, we would not be able to redeem or repurchase any capital stock while such charges are continuing or expected to continue. In addition, failure to meet our capital requirements could result in the Finance Agency's imposition of restrictions pertaining to dividend payments, lending, investing, or other business activities. Additionally, the Finance Agency could require that we call upon our members to purchase additional capital stock to meet our minimum regulatory capital requirements. Members may be unable or unwilling to satisfy such calls for additional capital, which could lead to a member's involuntary termination of membership as a result of noncompliance with the Bank's Capital Plan, which could adversely impact our financial condition and results of operations.
WE COULD BE ADVERSELY AFFECTED BY OUR EXPOSURE TO CUSTOMER CONCENTRATION RISK
We are subject to customer concentration risk as a result of our reliance on a relatively small number of member institutions for a large portion of our total advances and resulting interest income. At December 31, 2016 and 2015, advances outstanding to our top five borrowers totaled $92.2 billion and $50.5 billion, representing 70 and 57 percent of our total advances outstanding. At December 31, 2016 and 2015, our single largest borrower accounted for 59 and 42 percent of total advances outstanding. Advance balances with these and our other members could change due to factors such as a change in member demand or borrowing capacity, relocation of members out of our district, or members with affiliated institutions located outside of our district choosing to do business with another FHLBank. In addition, advance balances could change as a result of new or modified legislation enacted by Congress or regulations or other directives adopted by the Finance Agency or other financial services regulators. If, for any reason, we were to lose, or experience a decrease in the amount of business with our top five borrowers, our financial condition and results of operations could be negatively affected.  Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Statements of Condition - Advances” for additional information on our top five borrowers.

WE FACE COMPETITION FOR ADVANCES, MORTGAGE LOANS, AND FUNDING
Our primary business activities are providing advances to members and housing associates and acquiring residential mortgage loans from or through our members. Demand for our advances is affected by, among other things, the cost of other available sources of funding for our borrowers. We may from time to time compete with other suppliers of secured and unsecured wholesale funding including, but not limited to, investment banks, commercial banks, other GSEs, and U.S. Government agencies. We may also compete with other FHLBanks to the extent that member institutions have affiliated institutions located outside of our district. Furthermore, our members may have access to brokered deposits and resale agreements, each of which represent competitive alternatives to our advances. Many of our competitors are not subject to the same body of regulation that we are, which enables those competitors to offer products and terms that we may not be able to offer. Efforts to effectively compete with other suppliers of wholesale funding by changing the pricing of our advances may result in a decrease in the profitability of our advance business. A decrease in the demand for advances or a decrease in the profitability on advances would negatively affect our financial condition and results of operations.
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
We also compete with the U.S. Government, Fannie Mae, Freddie Mac, and other GSEs as well as corporate, sovereign, and supranational entities for raising funds through the issuance of debt in the national and global markets. In the absence of increased demand, increased supply of competing debt products may result in higher debt costs or lesser amounts of debt issued at the same cost. An increase in funding costs would negatively affect our financial condition and results of operations.
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
We attempt to mitigate unsecured credit risk by limiting the terms of unsecured investments and the borrowing capacity of our counterparties. We attempt to mitigate secured credit risk through collateral requirements and credit analysis of our borrowers and counterparties. We require collateral on advances, standby letters of credit, certain mortgage loan credit enhancements provided by PFIs, certain investments, and derivatives. All advances, standby letters of credit, and applicable mortgage loan credit enhancements are required to be fully collateralized. We evaluate the types of collateral pledged by our borrowers and counterparties and assign a borrowing capacity to the collateral, generally based on a percentage of its unpaid principal balance or estimated market value, if available. We generally have the ability to call for additional or substitute collateral during the life of an obligation to ensure we are fully collateralized. Notwithstanding these mitigating factors, we may suffer losses that could adversely impact our financial condition and results of operations.
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

CHANGES IN ECONOMIC CONDITIONS OR FEDERAL FISCAL AND MONETARY POLICY COULD ADVERSELY IMPACT OUR BUSINESS
We operate with narrow margins and our net income is sensitive to changes in market conditions that can impact the interest we earn and pay and introduce volatility in other income (loss). These conditions include, but are not limited to, the following:

•	changes in interest rates;

•	fluctuations in both debt and equity capital markets;

•	conditions in the financial, credit, mortgage, and housing markets;

•	regulatory initiatives;

•	the willingness and ability of financial institutions to expand lending;

•	and the strength of the U.S. economy and the local economies in which we conduct business.
Our financial condition, results of operations, and ability to pay dividends could be negatively affected by changes in one or more of these conditions.
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
WE COULD BE ADVERSELY AFFECTED BY OUR INABILITY TO ENTER INTO DERIVATIVE INSTRUMENTS ON ACCEPTABLE TERMS
We use derivatives to manage interest rate risk in our Statements of Condition. Our effective use of derivative instruments depends upon management's ability to determine the appropriate hedging strategies and positions in light of our assets and liabilities as well as prevailing and anticipated market conditions. In addition, the effectiveness of our hedging strategies depends upon our ability to enter into derivatives with acceptable counterparties, on terms desirable to us, and in quantities necessary to hedge our corresponding assets and liabilities. If we are unable to manage our hedging positions properly, or are unable to enter into derivative instruments on desirable terms, we may incur higher funding costs and be unable to effectively manage our interest rate risk and other risks, which could negatively affect our financial condition and results of operations.
EXPOSURE TO OPTION RISK IN OUR FINANCIAL ASSETS AND LIABILITIES COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS
Our mortgage assets provide homeowners the option to prepay their mortgages prior to maturity. The effect of changes in interest rates can exacerbate prepayment or extension risk, which is the risk that mortgage assets will be refinanced by the mortgagor in low interest rate environments or will remain outstanding longer than expected at below-market yields when interest rates increase. Our advances, consolidated obligations, and derivatives may provide us, the borrower, the issuer, or the counterparty with the option to call or put the asset or liability. These options leave us susceptible to unpredictable cash flows associated with our financial assets and liabilities. The exercise of the option and the prepayment or extension risk is dependent upon general market conditions and could have an adverse effect on our financial condition and results of operations.
INCREASES IN DELINQUENCY OR LOSS ESTIMATES ON OUR MPF AND MPP LOANS MAY HAVE AN ADVERSE IMPACT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condition of the U.S. housing market can have a significant impact on the Bank. If economic conditions weaken and result in increased unemployment and a decline in home prices, we could see an increase in loan delinquencies or loss estimates and decide to increase our allowance for credit losses on mortgage loans. In addition, to the extent that mortgage insurance providers fail to fulfill their obligations to pay us for claims, we could bear additional losses on certain mortgage loans with outstanding mortgage insurance coverage. As a result, our financial condition and results of operations could be adversely impacted.

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
During 2016, we identified certain control deficiencies in our internal control over financial reporting. These control deficiencies were evaluated, individually and in the aggregate, and as a result, we determined one material weakness in our internal control over financial reporting remained from the previous year which related to our failure to maintain effective controls over spreadsheets used in our financial close and reporting process. This material weakness is described more fully in “Item 9A. Controls and Procedures”. These control deficiencies could result in a misstatement of any of our financial statement accounts and disclosures that could in turn result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constitute a material weakness. In addition, other material weaknesses or deficiencies may be identified in the future.
If we are unable to correct the material weakness or deficiencies in internal control over financial reporting in a timely manner, our ability to record, process, summarize, and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected. This failure could cause our members to lose confidence in our reported financial information, subject us to government enforcement actions, and generally, materially, and adversely impact our business and financial condition.

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
MEMBER CONSOLIDATIONS AND FAILURES COULD ADVERSELY AFFECT OUR BUSINESS
Member consolidations and failures could reduce the number of current and potential members in our district. During 2016, our membership level declined slightly, due primarily to 40 member consolidations. If the number of member consolidations and/or failures were to accelerate, we could experience a reduction in the level of our members' advance and other business activities. This loss of business could negatively impact our business operations, financial condition, and results of operations.
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
Additionally, under the MPF Xtra loan product, we assign 100 percent of our interest in PFI master commitments to the FHLBank of Chicago, who then purchases mortgage loans from our PFIs and sells those loans to Fannie Mae. Under the MPF Direct product, mortgage loans are sold directly from our PFIs to Redwood Trust, Inc., a real estate investment trust. Through the MPF Government MBS product our PFIs sell government loans directly to the FHLBank of Chicago where they are pooled and securitized into Ginnie Mae MBS securities. Should the FHLBank of Chicago, Fannie Mae, Redwood Trust, Inc., or Ginnie Mae experience any operational difficulties or inability to continue to do business, those difficulties could have a negative impact on the value of the Bank to our membership.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
We lease approximately 43,000 square feet of office space located at 801 Walnut Street, Des Moines, Iowa from an affiliate of our member, Wells Fargo. We also maintain 12,500 square feet of leased office space at 666 Walnut Street, Des Moines, Iowa, and 8,200 square feet of office space at 901 5th Avenue, Seattle, Washington. These additional locations are used principally for information technology staff and employees serving our members in the western states within the Bank’s district. We also maintain a leased, off-site back-up facility with approximately 3,500 square feet in Urbandale, Iowa, and approximately 3,000 square feet of office space in Washington, D.C., which is shared with two other FHLBanks.

ITEM 3. LEGAL PROCEEDINGS

As a result of the Merger, we are currently involved in a number of legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairments of certain private-label MBS, as described below. Although the Seattle Bank sold all private-label MBS during the first quarter of 2015, we continue to be involved in these proceedings. The private-label MBS litigation is described below. After consultation with legal counsel, other than the private-label MBS litigation, we do not believe any legal proceedings to which we are a party could have a material impact on our financial condition, results of operations, or cash flows.

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

Of the 11 cases initially filed, ten have been settled in whole or in part and one has been dismissed. We have appealed the dismissal of claims related to five certificates across three different cases. The aggregate consideration paid for the private-label MBS currently on appeal is $767 million.

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
During 2016, we settled multiple private-label MBS claims and recognized $376 million in net gains on litigation settlements. During 2015, we recognized $14 million in net gains on litigation settlements.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We are a cooperative. This means we are owned by our customers, whom we call members. Our current and former members own all of our outstanding capital stock. Our capital stock is not publicly traded and has a par value of $100 per share. All shares are issued, redeemed, or repurchased by us at the stated par value. Our capital stock may be redeemed with a five year notice from the member or voluntarily repurchased by us at par value, subject to certain limitations set forth in our Capital Plan. At February 28, 2017, we had 1,416 current members that held 64.9 million shares of capital stock and 20 former members that held 0.3 million shares of mandatorily redeemable capital stock.
We paid the following quarterly cash dividends during 2016 and 2015 (dollars in millions):

	2016		2015
Quarter Declared and Paid	Amount[1]	Annualized Rate[2]	Amount[1]	Annualized Rate[2]
First Quarter	$31	2.82%	$26	2.94%
Second Quarter	35	2.94	24	2.94
Third Quarter	36	2.98	25	2.87
Fourth Quarter	41	3.03	27	2.75

1
Amounts exclude cash dividends paid on mandatorily redeemable capital stock for each quarter of 2016 and 2015. The total dividends paid on mandatorily redeemable capital stock during 2016 were $21 million. Total dividends paid on mandatorily redeemable capital stock during 2015 were $3 million. For financial reporting purposes, these dividends were classified as interest expense.

2
Reflects the annualized rate paid on our average capital stock outstanding during the prior quarter regardless of its classification for financial reporting purposes as either capital stock or mandatorily redeemable capital stock.

For the first quarter during 2016, we paid an annualized rate of 3.50 percent on activity-based capital stock and an annualized rate of 0.50 percent on membership capital stock. For the remainder of 2016, we paid an annualized rate of 3.50 percent on activity-based capital stock and an annualized rate of 0.75 percent on membership capital stock. For each quarter during 2015, we paid an annualized rate of 3.50 percent on activity-based capital stock and an annualized rate of 0.50 percent on membership capital stock.
For additional information on our dividends, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Dividends.”

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

	December 31,
Statements of Condition[1]	2016	2015	2014	2013	2012
Cash	$223	$982	$495	$448	$252
Investments[2]	41,218	40,167	23,079	20,131	13,433
Advances	131,601	89,173	65,168	45,650	26,614
Mortgage loans held for portfolio, net	6,913	6,755	6,562	6,557	6,952
Total assets	180,605	137,374	95,524	73,004	47,367
Consolidated obligations
Discount notes	80,947	98,990	57,773	38,137	8,675
Bonds	89,898	31,208	32,362	30,195	34,345
Total consolidated obligations[3]	170,845	130,198	90,135	68,332	43,020
Mandatorily redeemable capital stock	664	103	24	9	9
Total liabilities	173,204	131,749	91,212	69,547	44,533
Capital stock — Class B putable	5,917	4,714	3,469	2,692	2,063
Additional capital from merger	52	194	—	—	—
Retained earnings	1,450	801	720	678	622
Accumulated other comprehensive income (loss)	(18)	(84)	123	87	149
Total capital	7,401	5,625	4,312	3,457	2,834

	For the Years Ended December 31,
Statements of Income[1]	2016	2015	2014	2013	2012
Net interest income	$449	$317	$251	$213	$241
Provision (reversal) for credit losses on mortgage loans	3	2	(2)	(6)	—
Other income (loss)[4]	396	(30)	(51)	(35)	(49)
Other expense[5]	118	137	67	62	68
AHP assessments	75	15	14	12	13
AHP voluntary contributions	—	2	—	—	—
Net income	649	131	121	110	111
Selected Financial Ratios[6,1]
Net interest spread[7]	0.24%	0.25%	0.28%	0.34%	0.42%
Net interest margin[8]	0.28	0.28	0.30	0.39	0.49
Return on average equity	10.09	2.74	3.17	3.68	3.98
Return on average capital stock	12.43	3.42	4.04	4.94	5.44
Return on average assets	0.40	0.12	0.14	0.20	0.23
Average equity to average assets	3.92	4.21	4.56	5.40	5.69
Regulatory capital ratio[9]	4.48	4.23	4.41	4.63	5.69
Dividend payout ratio[10]	21.83	78.99	65.16	48.72	52.46

1	Financial results for the periods after the Merger are not directly comparable to results for periods prior to the Merger.

2	Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and held-to-maturity (HTM) securities.

3
The total par value of outstanding consolidated obligations of the 11 FHLBanks was $989.3 billion, $905.2 billion, $847.2 billion, $766.8 billion, and $687.9 billion at December 31, 2016, 2015, 2014, 2013, and 2012.

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

FORWARD-LOOKING INFORMATION

Statements contained in this annual report on Form 10-K, including statements describing the objectives, projections, estimates, or future predictions in our operations, may be forward-looking statements. These statements may be identified by the use of forward-looking terminology, such as believes, projects, expects, anticipates, estimates, intends, strategy, plan, could, should, may, and will or their negatives or other variations on these terms. By their nature, forward-looking statements involve risk or uncertainty, and actual results could differ materially from those expressed or implied or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. A detailed discussion of risks and uncertainties is included under “Item 1A. Risk Factors.”

EXECUTIVE OVERVIEW

Our Bank is a member-owned cooperative serving shareholder members in our district. Our mission is to provide funding and liquidity for our members and housing associates so they can meet the housing, economic development, and business needs of the communities they serve. We strive to achieve our mission within an operating principle that balances the trade-off between attractively priced products, reasonable returns on capital stock, and maintaining an adequate level of retained earnings to preserve par value of member-owned capital stock. Our members include commercial banks, thrifts, credit unions, insurance companies, and CDFIs.

Financial Results

On May 31, 2015, we completed the merger with the Federal Home Loan Bank of Seattle (Seattle Bank) (the Merger). The Merger had a significant impact on all aspects of our financial condition, results of operations, and cash flows. As a result, financial results for periods after the Merger may not be directly comparable to financial results for periods prior to the Merger.

In 2016, we reported net income of $649 million compared to $131 million in 2015. Our net income, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was significantly impacted by net gains on litigation settlements of $376 million. We recorded $14 million of net gains on litigation settlements in 2015.

The litigation settlements are the result of settlements with certain defendants in our private-label MBS litigation. As a result of the Merger, we are currently involved in legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairments of certain private-label MBS. Although the Seattle Bank sold all private-label MBS during the first quarter of 2015, we continue to pursue these proceedings.

Net interest income totaled $449 million in 2016 compared to $317 million in 2015. The increase was primarily due to an increase in interest income resulting from the higher interest rate environment and higher advance and investment volumes, a portion of which was attributable to assets acquired in the Merger. Our net interest margin was 0.28 percent during 2016 and 2015.

We recorded a net gain of $396 million in 2016 in other income (loss) compared to a net loss of $30 million in 2015. Other income (loss) included net gains on litigation settlements which were the primary driver as discussed above. Other factors impacting other income (loss) in 2016 were net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities as described below.

In 2016, we recorded net gains of $7 million on our derivatives and hedging activities through other income (loss) compared to net losses of $38 million in 2015. The net gains were primarily driven by changes in interest rates. These changes impacted ineffectiveness on our AFS fair value hedge relationships and fair value changes on interest rate swaps we utilized to economically hedge our investment securities portfolio. We utilize derivative instruments to manage interest rate risk. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities" for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

In 2016, we recorded net gains on trading securities of $3 million compared to net losses of $12 million in 2015. These changes in fair value were primarily due to the impact of changes in interest rates and credit spreads on our fixed rate trading securities. Trading securities are recorded at fair value with changes in fair value reflected through other income (loss).

Other expense totaled $118 million for 2016 compared to $137 million for 2015. The decrease was primarily due to one-time merger related expenses of $39 million incurred during 2015. The decrease in other expenses was partially offset by an increase in compensation and benefits, professional fees, and other operating expenses during 2016 when compared to 2015 due primarily to additional costs associated with operating a larger institution and improving our internal control environment.

Our total assets increased to $180.6 billion at December 31, 2016 from $137.4 billion at December 31, 2015 due primarily to an increase in advances. Advances increased $42.4 billion, driven primarily by growth from a large depository institution member.

Our total liabilities increased to $173.2 billion at December 31, 2016 from $131.8 billion at December 31, 2015 due primarily to an increase in consolidated obligations issued to fund the increase in assets.

Total capital increased to $7.4 billion at December 31, 2016 from $5.6 billion at December 31, 2015. Total capital was primarily impacted by an increase in retained earnings and an increase in capital stock. Retained earnings increased to $1.5 billion due to net income earned. Capital stock increased due to increased member activity which was partially offset by the reclassification of $0.7 billion of capital stock, including all capital stock outstanding to captive insurance company members, to mandatorily redeemable capital stock. The capital stock reclassification was in response to the Finance Agency final rule affecting captive insurance company membership that became effective on February 19, 2016. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances" for additional discussion on the Finance Agency final rule.

Total regulatory capital increased to $8.1 billion at December 31, 2016, from $5.8 billion at December 31, 2015, both of which were above the required regulatory minimum. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, additional capital from merger, and retained earnings.

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

As indicated in the tables that follow, our adjusted net interest income and adjusted net income before assessments increased during 2016 when compared to 2015. The increase in our adjusted net interest income and adjusted net income before assessments was primarily due to an increase in interest income due to the higher interest rate environment and higher advance and investment volumes, a portion of which were acquired through the Merger.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Years Ended December 31,
	2016	2015	2014
GAAP net interest income before provision (reversal) for credit losses on mortgage loans	$449	$317	$251
Exclude:
Prepayment fees on advances, net[1]	8	11	6
Advance premium amortization	(1)	(10)	—
Prepayment fees on investments, net[2]	2	3	—
Mandatorily redeemable capital stock interest expense[3]	(21)	—	—
Total adjustments	(12)	4	6
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(18)	(21)	(20)
Adjusted net interest income	$443	$292	$225
Adjusted net interest margin	0.27%	0.26%	0.27%

1	Prepayment fees on advances, net includes basis adjustment amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

3	Effective January 1, 2016, the adjusted earnings methodology was approved to exclude mandatorily redeemable capital stock interest expense from adjusted net interest income.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income before assessments (dollars in millions):

	For the Years Ended December 31,
	2016	2015	2014
GAAP net income before assessments	$724	$148	$135
Exclude:
Prepayment fees on advances, net[1]	8	11	6
Advance premium amortization	(1)	(10)	—
Prepayment fees on investments, net[2]	2	3	—
Mandatorily redeemable capital stock interest expense[3]	(21)	—	—
Net gains (losses) on trading securities	3	(12)	68
Net gains (losses) from sale of available-for-sale securities	—	—	1
Net gains (losses) from sale of held-to-maturity securities	—	—	9
Net gains (losses) on derivatives and hedging activities	7	(38)	(123)
Net gains (losses) on extinguishment of debt	—	—	(13)
Gains on litigation settlements, net	376	14	—
Merger related expenses	—	(39)	(2)
Include:
Net interest expense on economic hedges	(18)	(21)	(20)
Adjusted net income before assessments	$332	$198	$169

1	Prepayment fees on advances, net includes basis adjustment amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

3	Effective January 1, 2016, the adjusted earnings methodology was approved to exclude mandatorily redeemable capital stock interest expense from adjusted net interest income.

For additional discussion on items impacting our GAAP earnings, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Economic and market data received prior to the Federal Open Market Committee (FOMC or Committee) meeting in December of 2016 indicated economic activity had been expanding moderately since mid-year. Conditions in the labor market have been solid in recent months and the unemployment rate has declined. Growth in household spending has been rising moderately, however business fixed investments have remained soft. Inflation increased since earlier in the year, but is still below the Committee's longer-run objective of two percent, partly reflecting earlier declines in energy prices and non-energy import prices. Market-based measurements of inflation adjusted compensation have moved up considerably, but still remain low.

In its December 14, 2016 statement, the FOMC stated it expects that, with gradual adjustments in the stance of monetary policy, economic activity will expand at a moderate pace and labor market conditions will strengthen somewhat further toward levels the FOMC judges consistent with its dual mandate to foster maximum employment and price stability. The FOMC sees risks to the outlook for the economy and the labor market as nearly balanced in the near-term, but continues to monitor global economic and financial developments. In addition, the FOMC stated it anticipates that inflation will remain near recent low levels in the near term, but it anticipates inflation will rise towards its two percent objective over the medium term as the labor market improves further and the effects of lower energy prices and import prices dissipate. The FOMC will continue to monitor inflation closely.

Mortgage Markets

The housing market has continued to improve over the past year, as indicated by rising home prices, lower inventories of properties for sale, and increased housing construction activity along with increased sales of existing homes. More recently, improvements slowed due to seasonality and increases in interest rates. The improvement in the housing market has been partly attributable to the continued strengthening of the economy.

Market volatility and interest rate increases during the fourth quarter resulted in higher mortgage rates and a decrease in refinancing volume when compared to the first nine months of 2016. The increase in mortgage rates may have a negative impact on the demand for home purchases as the cost of debt has made homes less affordable.

Interest Rates

The following table shows information on key market interest rates1:

	Fourth Quarter 2016 3-Month Average	Fourth Quarter 2015 3-Month Average	2016 12-Month Average	2015 12-Month Average	2016 Ending Rate	2015 Ending Rate
Federal funds	0.45%	0.16%	0.40%	0.13%	0.55%	0.20%
Three-month LIBOR	0.92	0.41	0.75	0.32	1.00	0.61
2-year U.S. Treasury	1.00	0.82	0.83	0.67	1.19	1.05
10-year U.S. Treasury	2.14	2.18	1.84	2.13	2.45	2.27
30-year residential mortgage note	3.80	3.89	3.65	3.85	4.32	4.01

1	Source is Bloomberg.

The Federal Reserve's key target interest rate, the Federal funds rate, maintained a range of 0.25 to 0.50 percent during most of 2016. In its December 14, 2016 statement, the FOMC decided to raise the target range for the Federal funds rate to 0.50 to 0.75 percent. The Committee's stance on monetary policy remains accommodative even after this increase, supporting further strengthening in labor market conditions and a return to two percent inflation. In determining the timing and size of future adjustments to the target range for the Federal funds rate, the FOMC will assess realized and expected economic progress towards its longer-run goals of maximum employment and a two percent inflation rate. The assessment will take into account measures of labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments. The Committee anticipates it will be appropriate for only gradual increases to the target range for the Federal funds rate based on expectations of economic conditions. It is expected the Federal funds rate will remain, for some time, below levels that are expected to prevail in the longer run. However, the actual path of the Federal funds rate will depend on the economic outlook as informed by incoming data.

During 2016, short-term interest rates increased, while the 10-year U.S. Treasury yields and mortgage rates decreased on average when compared to 2015. Interest rates were volatile as concerns about global growth and political uncertainties impacted markets globally. While the FOMC considers removing monetary policy accommodation as data warrants, foreign central banks eased monetary policy further in 2016.

In its December 14, 2016 statement, the FOMC stated that it is maintaining its existing policy of reinvesting principal payments from the Federal Reserve's holdings of agency debt and agency MBS into agency MBS and rolling over maturing U.S. Treasury securities at auction. The FOMC also stated that the policy of keeping the Federal Reserve's holdings of longer-term securities at sizable levels should help maintain accommodative financial conditions.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Fourth Quarter 2016 3-Month Average	Fourth Quarter 2015 3-Month Average	2016 12-Month Average	2015 12-Month Average	2016 Ending Spread	2015 Ending Spread
3-month	(44.6)	(13.2)	(33.8)	(14.7)	(42.7)	(20.2)
2-year	(12.4)	0.7	(4.7)	(7.8)	(16.5)	(0.2)
5-year	12.8	17.5	17.3	6.8	9.0	16.2
10-year	51.6	61.4	57.2	49.1	57.7	59.5

1	Source is the Office of Finance.

As a result of our credit quality, we generally have ready access to funding at relatively competitive interest rates. During 2016, our funding spreads relative to LIBOR improved when compared to spreads at December 31, 2015 as investor demand increased with market volatility and higher interest rates, and in response to money market reform. During 2016, we utilized consolidated obligation discount notes in addition to fixed term and floating rate, callable, and step-up consolidated obligation bonds to capture attractive funding, to match the repricing structures on advances and meet liquidity requirements. Spreads relative to LIBOR experienced minor changes on long-term debt year-over-year.

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the years ended December 31, 2016, 2015, and 2014 (dollars in millions). See further discussion of these items in the sections that follow.

			2016 vs. 2015			2015 vs. 2014
	2016	2015	$ Change	% Change	2014	$ Change	% Change
Net interest income	$449	$317	$132	42%	$251	$66	26%
Provision (reversal) for credit losses on mortgage loans	3	2	1	50	(2)	4	200
Other income (loss)	396	(30)	426	1,420	(51)	21	41
Other expense	118	137	(19)	(14)	67	70	104
AHP assessments	75	15	60	400	14	1	7
AHP voluntary contributions	—	2	(2)	100	—	2	100
Net income	$649	$131	$518	395%	$121	$10	8%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Years Ended December 31,
	2016			2015			2014
	Average Balance[1]	Yield	Interest Income/ Expense	Average Balance[1]	Yield	Interest Income/ Expense	Average Balance[1]	Yield	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$852	0.37%	$3	$554	0.12%	$1	$358	0.07%	$—
Securities purchased under agreements to resell	5,257	0.36	19	6,450	0.10	7	7,640	0.05	4
Federal funds sold	5,089	0.40	21	4,276	0.12	5	3,160	0.08	2
Mortgage-backed securities[2,3,4]	19,772	1.15	226	16,644	0.97	162	9,919	1.19	118
Other investments[2,3,5]	12,031	1.21	146	8,425	1.14	96	2,576	2.43	63
Advances[3,6]	114,047	0.77	876	69,784	0.46	324	52,983	0.45	239
Mortgage loans[7]	6,729	3.46	233	6,758	3.63	245	6,514	3.75	245
Loans to other FHLBanks	1	0.51	—	1	0.17	—	—	—	—
Total interest-earning assets	163,778	0.93	1,524	112,892	0.74	840	83,150	0.81	671
Non-interest-earning assets	544	—	—	646	—	—	657	—	—
Total assets	$164,322	0.93%	$1,524	$113,538	0.74%	$840	$83,807	0.80%	$671
Interest-bearing liabilities
Deposits	$970	0.08%	$1	$822	0.03%	$—	$533	0.01%	$—
Consolidated obligations
Discount notes	93,282	0.44	414	70,818	0.15	106	53,136	0.08	43
Bonds[3]	61,476	1.04	639	35,962	1.15	414	25,401	1.48	377
Other interest-bearing liabilities[8]	636	3.32	21	77	3.26	3	12	2.11	—
Total interest-bearing liabilities	156,364	0.69	1,075	107,679	0.49	523	79,082	0.53	420
Non-interest-bearing liabilities	1,522	—	—	1,081	—	—	906	—	—
Total liabilities	157,886	0.68	1,075	108,760	0.48	523	79,988	0.53	420
Capital	6,436	—	—	4,778	—	—	3,819	—	—
Total liabilities and capital	$164,322	0.65%	$1,075	$113,538	0.46%	$523	$83,807	0.50%	$420
Net interest income and spread[9]		0.24%	$449		0.25%	$317		0.28%	$251
Net interest margin[10]		0.28%			0.28%			0.30%
Average interest-earning assets to interest-bearing liabilities		104.74%			104.84%			105.14%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4	MBS interest income includes net prepayment fee income of $2 million and $3 million for the years ended December 31, 2016. and 2015. There were no MBS prepayments in 2014.

5
Other investments primarily include other U.S. obligations, GSE and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and Private Export Funding Corporation (PEFCO) bonds.

6	Advance interest income includes prepayment fee income of $8 million, $11 million, and $6 million for the years ended December 31, 2016, 2015, and 2014.

7	Non-accrual loans are included in the average balance used to determine the average yield.

8	Other interest-bearing liabilities consists of mandatorily redeemable capital stock and borrowings from other FHLBanks.

9	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

10	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	2016 vs. 2015			2015 vs. 2014
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$—	$2	$2	$—	$1	1
Securities purchased under agreements to resell	(2)	14	12	(1)	4	3
Federal funds sold	1	15	16	1	2	3
Mortgage-backed securities	32	32	64	69	(25)	44
Other investments	44	6	50	81	(48)	33
Advances	268	284	552	79	5	84
Mortgage loans	(1)	(11)	(12)	9	(8)	1
Total interest income	342	342	684	238	(69)	169
Interest expense
Deposits	—	1	1	—	—	—
Consolidated obligations
Discount notes	43	265	308	17	46	63
Bonds	268	(43)	225	133	(96)	37
Other interest-bearing liabilities	18	—	18	3	—	3
Total interest expense	329	223	552	153	(50)	103
Net interest income	$13	$119	$132	$85	$(19)	$66

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. During 2016, our net interest spread was 0.24 percent compared to 0.25 percent and 0.28 percent for the same periods in 2015 and 2014. Our net interest spread during 2016 was primarily impacted by a higher cost on total interest-bearing liabilities and a higher proportion of advances that generate lower yields when compared to the majority of our other interest-earnings assets. The primary components of our interest income and interest expense are discussed below.

Advances

Interest income on advances (including prepayment fees on advances, net) increased during 2016 when compared to 2015 and during 2015 when compared to 2014 due to the higher short-term interest rate environment and higher average balances. Average advance balances increased in 2016, driven primarily by growth from a large depository institution member. Average advance balances increased in 2015, driven by growth from insurance company members and a large depository institution member. Average advance balances also increased during both 2016 and 2015 when compared to the prior year due to advances acquired as a result of the Merger.

Investments

Interest income on investments increased during 2016 when compared to 2015 and during 2015 when compared to 2014. The increase in 2016 was due primarily to higher average balances of MBS and other investments and the higher short-term interest rate environment. The increase in 2015 when compared to 2014 was due mainly to the higher average balances of MBS and other investments, partially offset by the low interest rate environment. Average investment balances increased during both 2016 and 2015 when compared to the prior year due to the acquisition of certain MBS and non-MBS investments as a result of the Merger. In addition, we purchased MBS in 2016.

Mortgage Loans

Interest income on mortgage loans decreased in 2016 when compared to 2015 and remained relatively stable during 2015 when compared to 2014. The decrease during 2016 was due to a decline in mortgage rates which resulted in an increase in mortgage loan refinancing activity.

Discount Notes

Interest expense on discount notes increased during 2016 when compared to 2015 and during 2015 when compared to 2014 due to the higher short-term interest rate environment and higher average balances. Discount notes were utilized to capture attractive funding, match repricing structures on advances, and provide additional liquidity. Average balances also increased during both 2016 and 2015 when compared to the prior year due to the assumption of discount notes as a result of the Merger.

Bonds

Interest expense on bonds increased during 2016 when compared to 2015 and during 2015 when compared to 2014 primarily due to higher average bond balances, offset in part by lower bond rates. The increase in average bond balances was due to our increased utilization of bonds to capture attractive funding, better match repricing structures on short-term and variable rate callable advances, and provide additional liquidity. Average bond balances also increased during both 2016 and 2015 when compared to the prior year due to bonds assumed as a result of the Merger.

Other Interest-Bearing Liabilities

Interest expense on other interest-bearing liabilities increased during 2016 when compared to 2015 due to higher interest expense on mandatorily redeemable capital stock. The average mandatorily redeemable capital stock balance increased as a result of the reclassification of $0.7 billion of capital stock, including all capital stock outstanding to captive insurance companies, to mandatorily redeemable capital stock during the year. This capital stock reclassification was in response to the Finance Agency final rule affecting captive insurance company membership effective February 19, 2016.

Other Income (Loss)

The following table summarizes the components of other income (loss) (dollars in millions):

	For the Years Ended December 31,
	2016	2015	2014
Net gains (losses) on trading securities	$3	$(12)	$68
Net gains (losses) from sale of available-for-sale securities	—	—	1
Net gains (losses) from sale of held-to-maturity securities	—	—	9
Net gains (losses) on derivatives and hedging activities	7	(38)	(123)
Net gains (losses) on extinguishment of debt	—	—	(13)
Gains on litigation settlements, net	376	14	—
Other, net	10	6	7
Total other income (loss)	$396	$(30)	$(51)

Other income (loss) can be volatile from period to period depending on the type of activity recorded. We recorded a net gain of $396 million in 2016 in other income (loss) compared to a net loss of $30 million in 2015 and a net loss of $51 million in 2014. During 2016, other income (loss) was primarily impacted by net gains on litigation settlements of $376 million as a result of settlements with certain defendants in our private-label MBS litigation. We also had net gains on litigation settlements of $14 million during 2015. Other factors impacting other income (loss) include net gains (losses) on derivatives and hedging activities, and net gains (losses) on trading securities, as described below.

During 2016, we recorded net gains of $7 million on our derivatives and hedging activities compared to net losses of $38 million in 2015. The net gains were primarily driven by changes in interest rates. These changes impacted ineffectiveness on our AFS fair value hedge relationships and fair value changes on interest rate swaps that we utilized to economically hedge our investment securities portfolio. During 2014, we recorded losses of $123 million on our derivative and hedging activities primarily due to the changes in interest rates on interest rate swaps that we utilized to economically hedge our investment securities portfolio and a divergence between the curves used to value our assets, liabilities, and derivatives. Due to this divergence and an increase in the volume of AFS investment hedge relationships that had longer terms to maturity, we experienced additional hedge ineffectiveness.

During 2016, we recorded net gains on trading securities of $3 million compared to net losses of $12 million in 2015 and net gains of $68 million in 2014. These changes in fair value were primarily due to the impact of changes in interest rates and credit spreads on our fixed rate trading securities. During 2015, credit spreads widened and, as a result, we incurred losses on both our trading securities and on the interest rate swaps hedging these securities. Trading securities are recorded at fair value with changes in fair value reflected through other income (loss).

During 2014, other income (loss) also included losses on the extinguishment of debt of $13 million and realized gains on the sale of AFS and HTM securities of $10 million. We did not sell any AFS or HTM securities or extinguish any debts during 2016 or 2015.

Hedging Activities

We use derivatives to manage interest rate risk in our Statements of Condition. Accounting rules affect the timing and recognition of income and expense on derivatives and therefore we may be subject to income statement volatility.

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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2016
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$21	$3	$(2)	$1	$23
Net interest settlements	(173)	(149)	—	87	(235)
Total impact to net interest income	(152)	(146)	(2)	88	(212)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	5	19	—	(11)	13
Gains (losses) on economic hedges	—	(6)	—	—	(6)
Total net gains (losses) on derivatives and hedging activities	5	13	—	(11)	7
Net gains (losses) on trading securities[2]	—	(1)	—	—	(1)
Total impact to other income (loss)	5	12	—	(11)	6
Total net effect of hedging activities[3]	$(147)	$(134)	$(2)	$77	$(206)

	For the Year Ended December 31, 2015
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Net amortization/accretion[1]	$7	$2	$(2)	$5	$—	$12
Net interest settlements	(203)	(158)	—	117	—	(244)
Total impact to net interest income	(196)	(156)	(2)	122	—	(232)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	—	(10)	—	3	—	(7)
Gains (losses) on economic hedges	—	(32)	(1)	1	1	(31)
Total net gains (losses) on derivatives and hedging activities	—	(42)	(1)	4	1	(38)
Net gains (losses) on trading securities[2]	—	(10)	—	—	—	(10)
Total impact to other income (loss)	—	(52)	(1)	4	1	(48)
Total net effect of hedging activities[3]	$(196)	$(208)	$(3)	$126	$1	$(280)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off-market derivatives.

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

4	The hedging activity tables do not include the interest component on the related hedged items.

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

GAINS (LOSSES) ON FAIR VALUE HEDGES

Gains (losses) on fair value hedges are driven by hedge ineffectiveness. Hedge ineffectiveness occurs when changes in the fair value of the derivative and the related hedged item do not perfectly offset each other. The factors that affect hedge ineffectiveness include changes in the benchmark interest rate, volatility, and the divergence in valuation curves used to value our assets, liabilities, and derivatives. During 2016 and 2015, gains (losses) on fair value hedging relationships were the result of normal market activity. During 2014, a divergence between the curves used to value our hedged items and related derivatives occurred. Due to this divergence and an increase in the volume of AFS investment hedge relationships that had longer terms to maturity, we experienced additional hedge ineffectiveness.

GAINS (LOSSES) ON ECONOMIC HEDGES

We utilize economic derivatives to manage certain risks in our Statements of Condition. Gains and losses on economic derivatives are driven by changes in interest rates and volatility and include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. The following discussion highlights key items impacting gains and losses on investment economic derivatives.

Investments

We utilize interest rate swaps to economically hedge a portion of our trading securities against changes in fair value. Gains and losses on these economic derivatives are due primarily to changes in interest rates. Gains and losses on our trading securities are due primarily to changes in interest rates and credit spreads.

The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Years Ended December 31,
	2016	2015	2014
Gains (losses) on interest rate swaps economically hedging our investments	$12	$(10)	$(73)
Interest settlements	(18)	(22)	(23)
Net gains (losses) on investment derivatives	(6)	(32)	(96)
Net gains (losses) on related trading securities	(1)	(10)	68
Net gains (losses) on economic investment hedge relationships	$(7)	$(42)	$(28)

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Years Ended December 31,
	2016	2015	2014
Compensation and benefits	$53	$45	$32
Contractual services	10	13	7
Professional fees	12	10	4
Merger related expenses	—	39	2
Other operating expenses	19	15	10
Total operating expenses	94	122	55
Federal Housing Finance Agency	8	7	4
Office of Finance	7	5	3
Other, net	9	3	5
Total other expense	$118	$137	$67

Other expense decreased $19 million during 2016 when compared to 2015 and increased $70 million during 2015 when compared to 2014. Both the decrease in 2016 and the increase in 2015 when compared to the prior years were primarily due to one-time merger related expenses incurred during 2015. The decrease in other expense during 2016 when compared to 2015 was partially offset by an increase in compensation and benefits, professional fees, and other operating expenses due primarily to additional costs associated with operating a larger institution and improving our internal control environment.

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

We accrue the AHP assessment on a monthly basis and reduce our AHP liability as program funds are distributed. We recorded AHP assessments of $75 million for 2016 compared to $15 million for 2015. The increase in AHP assessments during 2016 was due to an increase in net income. In addition to the required AHP assessment, our Board may elect to make voluntary contributions to the AHP. Our Board of Directors approved a voluntary contribution of $2 million for 2015. The voluntary contribution was made to bring our total 2015 contribution in alignment with what the Des Moines and Seattle banks contributed in 2014. This voluntary contribution was awarded in 2016 together with our 10 percent required contribution.

STATEMENTS OF CONDITION

Financial Highlights

Our total assets increased to $180.6 billion at December 31, 2016 from $137.4 billion at December 31, 2015. Our total liabilities increased to $173.2 billion at December 31, 2016 from $131.8 billion at December 31, 2015. Total capital increased to $7.4 billion at December 31, 2016 from $5.6 billion at December 31, 2015. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash and Due from Banks

At December 31, 2016, our total cash balance was $223 million compared to $982 million at December 31, 2015. Our cash balance was high at December 31, 2015 due to limited investment opportunities at the end of the year.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	December 31,
	2016	2015
Commercial banks	$94,939	$52,643
Thrifts	1,376	2,771
Credit unions	2,903	2,647
Non-captive insurance companies	17,441	13,601
Captive insurance companies	14,510	15,219
Community development financial institutions	3	3
Total member advances	131,172	86,884
Housing associates	61	123
Non-member borrowers	304	1,904
Total par value	$131,537	$88,911

Our total advance par value increased $42.6 billion or 48 percent at December 31, 2016 when compared to December 31, 2015. The increase was driven primarily by growth from a large depository institution member.

The following table summarizes our advances by product type (dollars in millions):

	December 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Variable rate	$104,594	80	$57,942	65
Fixed rate	25,453	19	29,788	34
Amortizing	1,490	1	1,181	1
Total par value	131,537	100	88,911	100
Premiums	83		128
Discounts	(7)		(9)
Fair value hedging adjustments	(12)		143
Total advances	$131,601		$89,173

Fair value hedging adjustments changed $155 million at December 31, 2016 when compared to December 31, 2015 due primarily to a decrease in cumulative fair value adjustments on advances in hedge relationships resulting from changes in interest rates.

INTEREST RATE PAYMENT TERMS

The following table summarizes advances by interest rate payment terms and contractual maturity (dollars in millions):

	December 31,
	2016	2015
Fixed rate
Due in one year or less	$12,352	$16,938
Due after one year	14,591	14,031
Total fixed rate	26,943	30,969
Variable rate
Due in one year or less	10,181	2,030
Due after one year	94,413	55,912
Total variable rate	104,594	57,942
Total par value	$131,537	$88,911

At December 31, 2016 and December 31, 2015, 59 and 61 percent of our advances, respectively, were variable rate callable advances. Callable advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Interest rates on our variable rate callable advances reset at each call date to be consistent with either the underlying LIBOR index or our current offering rate in line with our underlying cost of funds. In addition, we retain the flexibility to adjust the spread relative to our cost of funds for the majority of these variable rate advances on each reset date. We generally fund our variable rate callable advances with either discount notes, LIBOR indexed debt, or debt swapped to a LIBOR index. For additional discussion on our funding strategies, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

At December 31, 2016 and 2015, advances outstanding to our five largest member borrowers totaled $92.2 billion and $50.5 billion, representing 70 percent and 57 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at December 31, 2016 (dollars in millions):

	Amount	% of Total Advances
Wells Fargo Bank, National Association	$77,075	59
Transamerica Life Insurance Company[1]	4,170	3
TH Insurance Holdings Company LLC[2]	4,000	3
Truman Insurance Company[2]	3,588	3
HICA Education Loan Corporation[2]	3,396	2
Total par value	$92,229	70

1	Excludes $1.6 billion of outstanding advances with Transamerica Premier Life Insurance Company, an affiliate of Transamerica Life Insurance Company.

2	Represents a captive insurance company member whose membership will terminate within five years of the Finance Agency's final rule on membership that became effective February 19, 2016.

On January 20, 2016, the Finance Agency issued a final rule effective February 19, 2016 that changes the eligibility requirements for FHLBank members by rendering captive insurance companies ineligible for FHLBank membership. Captive insurance company members that were admitted as members prior to September 12, 2014 (the date the Finance Agency proposed this rule) will have their memberships terminated no later than February 19, 2021. Captive insurance company members that were admitted as members after September 12, 2014 will have their memberships terminated no later than February 19, 2017. As of December 31, 2016, we had 12 captive insurance company members with advances outstanding of $14.5 billion, which represented 11 percent of our total advances outstanding. Of our captive insurance company members, six members with advance balances outstanding of $11.0 billion will have their membership terminated within five years of the effective date of the final rule and six members with advance balances outstanding of $3.5 billion will have their membership terminated within one year of the effective date, according to the final rule. As indicated in the table above, three of our top five largest member borrowers are captive insurance company members. The magnitude of the impact of the final rule will depend, in part, on our size and profitability at the time of membership termination or maturity of the related advances.

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

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no probable credit losses on our advances as of December 31, 2016 and 2015. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following tables summarize information on our mortgage loans held for portfolio (dollars in millions):

	December 31, 2016
	MPF	MPP	Total
Fixed rate conventional loans	$5,907	$361	$6,268
Fixed rate government-insured loans	513	42	555
Total unpaid principal balance	6,420	403	6,823
Premiums	82	14	96
Discounts	(8)	(1)	(9)
Basis adjustments from mortgage loan commitments	5	—	5
Total mortgage loans held for portfolio	6,499	416	6,915
Allowance for credit losses	(2)	—	(2)
Total mortgage loans held for portfolio, net	$6,497	$416	$6,913

	December 31, 2015
	MPF	MPP	Total
Fixed rate conventional loans	$5,602	$464	$6,066
Fixed rate government-insured loans	547	50	597
Total unpaid principal balance	6,149	514	6,663
Premiums	76	18	94
Discounts	(9)	(1)	(10)
Basis adjustments from mortgage loan commitments	9	—	9
Total mortgage loans held for portfolio	6,225	531	6,756
Allowance for credit losses	(1)	—	(1)
Total mortgage loans held for portfolio, net	$6,224	$531	$6,755

Our total mortgage loans remained relatively stable at December 31, 2016 when compared to December 31, 2015. The slight increase was primarily due to MPF loan purchases exceeding principal paydowns.

We manage our credit risk exposure on mortgage loans by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our PFIs, (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs, and (iv) establishing credit loss reserves to reflect management's estimate of probable credit losses inherent in the portfolio.

For additional discussion on our mortgage loan credit risk, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Loans.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	December 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	5,925	14	6,775	17
Federal funds sold	5,095	12	2,270	6
State or local housing agency obligations	—	—	8	—
Total short-term investments	11,021	26	9,054	23
Long-term investments[2]
Interest-bearing deposits	1	—	1	—
Mortgage-backed securities
GSE single-family	4,804	12	6,260	16
GSE multifamily	12,156	30	10,145	25
Other U.S. obligations single-family[3]	3,864	9	2,317	6
Other U.S. obligations commercial[3]	4	—	6	—
Private-label residential	16	—	20	—
Total mortgage-backed securities	20,844	51	18,748	47
Non-mortgage-backed securities
Other U.S. obligations[3]	3,745	9	4,222	11
GSE and Tennessee Valley Authority obligations	3,359	8	5,593	14
State or local housing agency obligations	1,697	4	1,995	4
Other	551	2	554	1
Total non-mortgage-backed securities	9,352	23	12,364	30
Total long-term investments	30,197	74	31,113	77
Total investments	$41,218	100	$40,167	100

1	Short-term investments have original maturities equal to or less than one year.

2	Long-term investments have original maturities of greater than one year.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

INTEREST RATE PAYMENT TERMS

The following tables summarize the interest rate payment terms of investment securities (dollars in millions):

	December 31,
	2016	2015
Trading securities at fair value
Fixed rate	$1,001	$1,029
Variable rate	1,552	3,018
Total trading securities	$2,553	$4,047

AFS at amortized cost
Fixed rate	$8,820	$10,091
Variable rate	14,163	10,979
Total AFS	$22,983	$21,070

HTM at amortized cost
Fixed rate	$1,464	$1,720
Variable rate	3,210	4,365
Total HTM	$4,674	$6,085

Our investments increased $1.1 billion or 3 percent at December 31, 2016 when compared to December 31, 2015. The increase was primarily due to the purchase of money market investments and variable rate agency MBS securities during the year. At December 31, 2016, we had GSE MBS purchases with a total par value of $114 million that had traded but not yet settled. These investments have been recorded as "available-for-sale" in our Statements of Condition with a corresponding payable recorded in "other liabilities".

The Finance Agency limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. At December 31, 2016, our ratio of MBS to regulatory capital was 2.58. At December 31, 2015, our ratio of MBS to regulatory capital was 3.23 due to the Merger, and as a result, we were precluded from purchasing any additional MBS until this ratio fell below 3.00.

We evaluate AFS and HTM securities in an unrealized loss position for OTTI on at least a quarterly basis. As part of our OTTI evaluation, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we will recognize an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, we perform analyses to determine if any of these securities are other-than-temporarily impaired. At December 31, 2016 and 2015, we did not consider any of our securities to be other-than-temporarily impaired. Refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis performed at December 31, 2016.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At December 31, 2016 and 2015, the carrying value of consolidated obligations for which we are primarily liable totaled $170.8 billion and $130.2 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	December 31,
	2016	2015
Par value	$81,019	$99,074
Discounts and concession fees[1]	(72)	(84)
Total	$80,947	$98,990

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes decreased $18.0 billion or 18 percent at December 31, 2016 when compared to December 31, 2015. The decrease was primarily due to our utilization of bonds in place of discount notes to manage our funding needs throughout 2016. For additional information on our discount notes, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

BONDS

The following table summarizes information on our bonds (dollars in millions):

	December 31,
	2016	2015
Total par value	$90,053	$30,899
Premiums	254	312
Discounts and concession fees[1]	(79)	(35)
Fair value hedging adjustments	(330)	32
Total bonds	$89,898	$31,208

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

INTEREST RATE PAYMENT TERMS

The following table summarizes our bonds by interest rate payment terms (dollars in millions):

	December 31,
	2016	2015
Fixed rate	$40,843	$27,104
Simple variable rate	48,650	3,025
Step-up	435	645
Step-down	125	125
Total par value	$90,053	$30,899

Our bonds increased $58.7 billion at December 31, 2016 when compared to December 31, 2015. The increase was primarily due to our utilization of fixed rate and simple variable rate bonds to capture attractive funding, match repricing structures on short-term and variable rate advances, and to provide additional liquidity. Fair value hedging adjustments changed $362 million at December 31, 2016 when compared to December 31, 2015 due to the impact of interest rates on our cumulative fair value adjustments on bonds in hedge relationships. In addition, there was an increase in the volume of bonds in hedge relationships.

For additional information on our bonds, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Deposits

Deposit levels will vary based on member alternatives for short-term investments. Our deposits increased $3 million at December 31, 2016 when compared to December 31, 2015 due primarily to an increase in interest-bearing deposits, partially offset by a decrease in non-interest-bearing deposits. The following table summarizes our term deposits with a denomination of $100,000 or more by remaining maturity (dollars in millions):

	December 31,
	2016	2015
Three months or less	$41	$75
Over three months but within six months	95	120
Over six months but within 12 months	29	6
Total	$165	$201

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

Our total mandatorily redeemable capital stock balance increased $561 million at December 31, 2016 when compared to December 31, 2015 due primarily to the reclassification of $723 million in captive insurance company member capital stock to mandatorily redeemable capital stock in the first quarter of 2016 in response to the Finance Agency final rule affecting membership eligibility that became effective February 19, 2016. The final rule changed the eligibility requirements for FHLBank members by rendering captive insurance companies ineligible for FHLBank membership. According to the final rule, captive insurance company members that were admitted as members prior to September 12, 2014 (the date the Finance Agency proposed this rule) will have their memberships terminated no later than February 19, 2021. Captive insurance company members that were admitted as members after September 12, 2014 will have their memberships terminated no later than February 19, 2017. At December 31, 2016 and December 31, 2015, our mandatorily redeemable capital stock totaled $664 million and $103 million.

Capital

The following table summarizes information on our capital (dollars in millions):

	December 31,
	2016	2015
Capital stock	$5,917	$4,714
Additional capital from merger	52	194
Retained earnings	1,450	801
Accumulated other comprehensive income (loss)	(18)	(84)
Total capital	$7,401	$5,625

Our capital increased $1.8 billion or 32 percent at December 31, 2016 when compared to December 31, 2015. The increase was primarily due to an increase in capital stock outstanding and retained earnings. Capital stock increased $1.2 billion due to an increase in member activity, partially offset by the reclassification of $742 million of capital stock, including all capital stock outstanding to captive insurance company members, to mandatorily redeemable capital stock. Retained earnings increased $649 million due to net income earned. Refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital ” for additional information on our capital.

Derivatives

We use derivatives to manage interest rate risk in our Statements of Condition. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	December 31,
	2016	2015
Interest rate swaps
Noncallable	$49,887	$33,927
Callable by counterparty	3,287	4,976
Callable by the Bank	136	79
Total interest rate swaps	53,310	38,982
Interest rate swaption	—	200
Forward settlement agreements (TBAs)	94	45
Mortgage delivery commitments	102	51
Total notional amount	$53,506	$39,278

The notional amount of our derivative contracts increased $14.2 billion at December 31, 2016 when compared to December 31, 2015. During 2016, we increased our utilization of swapped consolidated obligation bonds, in addition to discount notes, to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital positions are actively managed in an effort to preserve stable, reliable, and cost-effective sources of funds to meet current and projected future operating financial commitments, as well as regulatory, liquidity, and capital requirements.

Liquidity

SOURCES OF LIQUIDITY

We utilize several sources of liquidity to carry out our business activities. These include, but are not limited to, proceeds from the issuance of consolidated obligations, payments collected on advances and mortgage loans, proceeds from investment securities, member deposits, the issuance of capital stock, and current period earnings.

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During 2016, proceeds from the issuance of bonds and discount notes were $98.7 billion and $272.9 billion compared to $20.1 billion and $283.5 billion for the same period in 2015. We continued to issue shorter-term discount notes as well as term fixed and floating rate, callable. and step-up rate consolidated obligation bonds to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

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

In 2016 we began monitoring our debt refinancing risk and we continue to enhance our liquidity and funding management. In measuring the level of assets requiring refinancing, we consider the maturity characteristics of our assets and liabilities. The following table presents the composition of our assets and liabilities by maturity (dollars in millions):

	December 31, 2016
	1 year or less	> 1 year	Total
Assets
Investments[1]	$14,265	$26,653	$40,918
Advances[2]	22,533	109,004	131,537
Mortgage loans held for portfolio[3]	862	5,961	6,823
Other interest earning assets[4]	200	—	200
Subtotal	$37,860	$141,618	179,478
Other[5]			1,127
Total assets			$180,605

Liabilities
Consolidated obligation bonds[6]	$47,733	$42,320	$90,053
Consolidated obligation discount notes[6]	81,019	—	81,019
Subtotal	$128,752	$42,320	171,072
Other[5]			2,132
Total liabilities			$173,204
Maturity gap	$90,892
Maturity gap percentage[7]	50%

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

2
Represents the principal balance of advances based on contractual maturity. At December 31, 2016, 60 percent of our advances are callable, many of which have call dates in the next year. For further detail of our advance call dates, refer to "Item 1. Financial Statements — Note 8 — Advances".

3
Represents the principal balance of MPF and MPP mortgage loans based on expected maturity, which factors in projected prepayments. Certain assumptions are factored into the greater than one year bucket as they are not monitored as part of the maturity gap.

4	Represents loans outstanding to other FHLBanks at December 31, 2016.

5	Represents all other assets or liabilities reflected in the Bank's Statement of Condition that are not monitored as part of the maturity gap.

6	Represents the principal balance of consolidated obligations based on contractual maturity.

7	The maturity gap percentage is calculated as the maturity gap divided by total assets.

We monitor the maturity gap between assets and liabilities and are currently striving to reduce our maturity gap percentage and the level of refinancing risk that could potentially occur if we could not obtain funding in the capital markets due to an unforeseen event. This may be accomplished by shortening the maturity of our assets and/or lengthening the maturity of our liabilities. Our maturity gap objective and the time period for achieving this may vary based on a number of factors including our member borrowing needs, supply and demand in the debt markets, and other factors.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of February 28, 2017, our consolidated obligations were rated AA+/A-1+ by Standard and Poor's and Aaa/P-1 by Moody's and both ratings had a stable outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors.”

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At December 31, 2016 and 2015, the total par value of outstanding consolidated obligations for which we are primarily liable was $171.1 billion and $130.0 billion. At December 31, 2016 and 2015, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $818.2 billion and $775.2 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of February 28, 2017, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During 2016, repayments of consolidated obligations totaled $330.5 billion compared to $289.7 billion for the same period in 2015. A portion of these payments were due to the call of certain bonds in an effort to better match our projected asset cash flows. During 2016 and 2015, we called bonds with a total par value of $1.6 billion and $16.0 billion.

During 2016, advance disbursements totaled $217.4 billion compared to $145.2 billion for the same period in 2015. The increase was driven primarily by growth from a large depository institution member. During 2016, investment purchases (excluding overnight investments) totaled $123.6 billion compared to $147.5 billion during 2015. Investment purchases during each period were primarily driven by the purchase of money market investments, including secured resale agreements in an effort to manage our liquidity position.

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

LIQUIDITY REQUIREMENTS

Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2016	2015
Unencumbered marketable assets maturing within one year	$12.9	$14.3
Advances maturing in seven days or less	2.3	3.2
Unencumbered assets available for repurchase agreement borrowings	25.6	26.0
Total contingent liquidity	40.8	43.5
Liquidity needs for five calendar days	9.2	10.5
Excess contingent liquidity	$31.6	$33.0

Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2016	2015
Advances with maturities not exceeding five years	$117.2	$80.1
Deposits in banks or trust companies	—	—
U.S. Treasury obligations	—	—
Total	117.2	80.1
Deposits[1]	1.2	1.1
Excess liquidity[2]	$116.0	$79.0

1 Amount does not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2 Increase in excess liquidity due primarily to an increase in advance volumes during 2016.

Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2016	2015
Qualifying assets free of lien or pledge	$180.3	$137.2
Consolidated obligations outstanding	170.8	130.2
Excess liquidity	$9.5	$7.0
At December 31, 2016 and 2015, we were in compliance with all three of the Finance Agency liquidity requirements.
In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At December 31, 2016 and 2015, we were in compliance with this liquidity guidance.

Capital

CAPITAL REQUIREMENTS

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock (including mandatorily redeemable capital stock), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all Class B capital stock (including mandatorily redeemable capital stock), additional capital from merger, and retained earnings. It does not include AOCI. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. Nonpermanent capital includes additional capital from merger. At December 31, 2016 and 2015, we were in compliance with all three of the Finance Agency's regulatory capital requirements. Refer to "Item 8. Financial Statements and Supplementary Data — Note 15 — Capital" for additional information.

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

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	December 31,
	2016	2015
Commercial banks	$4,549	$2,823
Thrifts	121	176
Credit unions	320	293
Non-captive insurance companies	296	768
Captive insurance companies	631	654
Total GAAP capital stock	5,917	4,714
Mandatorily redeemable capital stock	664	103
Total regulatory capital stock	$6,581	$4,817

The increase in GAAP and regulatory capital stock held at December 31, 2016 when compared to December 31, 2015 was due primarily due to an increase in member activity. In addition, mandatorily redeemable capital stock increased due primarily to the reclassification of captive insurance company capital stock to mandatorily redeemable capital stock in the first quarter of 2016 in response to the Finance Agency final rule affecting membership eligibility that became effective February 19, 2016.

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
At December 31, 2016 and 2015, we had $664 million and $103 million of mandatorily redeemable capital stock. The increase was primarily a result of the reclassification of $723 million in captive insurance company member capital stock to mandatorily redeemable capital stock in the first quarter of 2016 in response to the Finance Agency final rule affecting membership eligibility that became effective February 19, 2016. For additional information on our mandatorily redeemable capital stock, refer to "Item 8. Financial Statements and Supplementary Data — Note 15 — Capital."

ADDITIONAL CAPITAL FROM MERGER

We recognized net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a capital account captioned “Additional capital from merger.” We treat this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends on capital stock have been paid from this account since the merger date and we intend to pay future dividends, when and if declared, from this account until the additional capital from merger balance is depleted.

RETAINED EARNINGS
Our ERMP includes a target level of retained earnings and additional capital from merger based on the amount we believe necessary to protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to enable us to return to our targeted level of retained earnings over time. At December 31, 2016, our actual retained earnings were 95 percent of target. Based on our projected earnings and assuming no material increase in our risk profile, we expect to be above target by the end of 2017.
We entered into a JCE Agreement with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance our capital position by allocating the earnings historically paid to satisfy the Resolution Funding Corporation obligation to a separate restricted retained earnings account. Under the JCE Agreement, we allocate 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately in our Statements of Condition. At December 31, 2016 and 2015, our restricted retained earnings balance totaled $231 million and $101 million. One percent of our average balance of outstanding consolidated obligations for the three months ended September 30, 2016 was $1.6 billion.

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

Our Board of Directors believes any returns on capital stock above an appropriate benchmark rate that are not retained for capital growth should be returned to members that utilize our product and service offerings. Our current dividend philosophy is to pay a membership capital stock dividend similar to a benchmark rate of interest, such as average three-month LIBOR over time, and an activity-based capital stock dividend, when possible, at a level above the membership capital stock dividend. Our actual dividend payout is determined quarterly by our Board of Directors, based on policies, regulatory requirements, actual performance, and other considerations.

The following table summarizes dividend-related information (dollars in millions):

	For the Years Ended December 31,
	2016	2015	2014
Aggregate cash dividends paid[1]	$142	$102	$79
Effective combined annualized dividend rate paid on capital stock	2.94%	2.87%	2.82%
Annualized dividend rate paid on membership capital stock	0.63%	0.50%	0.50%
Annualized dividend rate paid on activity-based capital stock	3.50%	3.50%	3.50%
Average three-month LIBOR	0.75%	0.32%	0.23%

1
Amount excludes $21 million, $3 million, and less than $1 million paid on mandatorily redeemable capital stock for 2016, 2015, and 2014, which is recorded as interest expense in the Bank's Statements of Income.

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

Fair Value Measurements

We record trading securities, AFS securities, derivative assets and liabilities, certain other assets, and certain advances and consolidated obligations for which the fair value option has been elected at fair value in the Statements of Condition on a recurring basis and on occasion, certain impaired MPF and MPP loans on a non-recurring basis. Fair value is a market-based measurement and is defined as the price received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date under current market conditions. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, we are required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom we would transact in that market.

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
We categorize our financial instruments carried at fair value into a three-level hierarchy. The hierarchy is based upon the transparency (observable or unobservable) of inputs used to value the asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. At December 31, 2016 and 2015, we did not carry any financial assets or liabilities, measured on a recurring basis, at fair value in our Statements of Condition based on unobservable inputs.

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

We document at inception all relationships between derivatives designated as hedging instruments and hedged items, our risk management objectives and strategies for undertaking various hedge transactions, and our method of assessing effectiveness for all derivatives qualifying for hedge accounting. This process includes linking all derivatives that are designated as fair value hedges to assets and liabilities on the Statements of Condition and firm commitments. We also formally assesses (both at the hedge's inception and at least quarterly) whether the derivatives that we use in hedging transactions have been effective in offsetting changes in fair value of the hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective in future periods. We typically use regression analyses to assess the effectiveness of our hedges.
Derivative Designations. Derivative instruments are designated by the Bank as:

•	a fair value hedge of an associated financial instrument or firm commitment (fair value hedge); or

•
an economic hedge to manage certain defined risks in the Bank's Statements of Condition (economic hedge). These hedges are primarily used to: (i) manage mismatches between the coupon features of the Bank's assets and liabilities, (ii) offset prepayment risk in certain assets, (iii) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted by accounting guidance, or (iv) to reduce exposure reset risk.

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

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At December 31, 2016 and 2015, we had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of our outstanding extensions of credit.

We have never experienced a credit loss on our credit products. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on our credit products, management has determined that there were no probable credit losses on our credit products as of December 31, 2016 and 2015. Accordingly, we have not recorded any allowance for credit losses.

GOVERNMENT-INSURED MORTGAGE LOANS

We invest in government-insured fixed rate mortgage loans in both the MPF and MPP portfolios that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, we only have credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote and has never experienced a credit loss on its government-insured mortgage loans. As a result, we did not establish an allowance for credit losses for our government-insured mortgage loans at December 31, 2016 and 2015. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

•
Credit Enhancement Obligation of PFI. PFIs have a credit enhancement obligation at the time a mortgage loan is purchased to absorb certain losses in excess of the FLA in order to limit our loss exposure to approximately that of an investor in an investment grade MBS. PFIs pledge collateral to secure this obligation.

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

ALLOWANCE METHODOLOGY

We utilize an allowance for credit losses to reserve for estimated losses in our conventional MPF and MPP mortgage loan portfolios at the balance sheet date. The measurement of our MPF and MPP allowance for credit losses is determined by the following:

•
reviewing similar conventional mortgage loans for impairment on a collective basis. This evaluation is primarily based on the following factors: (i) current loan delinquencies, (ii) loans migrating to collateral-dependent status, and (iii) actual historical loss severities.

•reviewing conventional mortgage loans for impairment on an individual basis; and

•estimating additional credit losses in the conventional mortgage loan portfolio. These losses result from other factors the may not be captured in the methodology previously described at the balance sheet date, which include but are not limited to certain quantifiable economic factors, such as unemployment rates and home prices impacting housing markets.

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

LEGISLATIVE AND REGULATORY DEVELOPMENTS

FHFA Final Rule on Acquired Member Assets

On December 19, 2016, the Finance Agency published the final Acquired Member Assets (AMA) rule, which governs our ability to purchase and hold certain types of mortgage loans from our members. The final rule, effective January 18, 2017, has, among other things:

•
expanded the types of assets that will qualify as AMA to include mortgage loans insured or guaranteed by a department or agency of the U.S. government that exceed the conforming loan limits and certificates representing interests in whole loans under certain conditions;

•
enhanced the credit risk sharing requirement by allowing us to utilize our own model to determine the credit enhancement for AMA loan assets and pool loans in lieu of a NRSRO ratings model. The assets delivered must now be credit enhanced by the member up to our determined “AMA investment grade” instead of a specific NRSRO rating; and

•
retained the option to allow a member to meet its credit enhancement obligation by purchasing loan level supplemental mortgage insurance (SMI) or pool level insurance once we have established standards for qualified insurers.

We do not anticipate that the final rule will have a negative impact on the volume of AMA loan assets or on our costs of operation.

FHFA Final Rule on New Business Activities

On December 19, 2016, the Finance Agency issued a final rule effective January 18, 2017, that, among other things, reduces the scope of new business activities (NBAs) for which we must seek approval from the Finance Agency. In addition, the final rule establishes certain timelines for Finance Agency review and approval of NBA notices. The final rule also clarifies the protocol for Finance Agency review of NBAs. Under the final rule, acceptance of new types of legally permissible collateral by us would not constitute a new business activity or require approval from the Finance Agency prior to acceptance. Instead, the Finance Agency would review new collateral types as part of the annual exam process.

We do not anticipate that the final rule will have a material impact on our financial condition or results of operations.

FHFA Proposed Rule on Minority and Women Inclusion

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

The proposed amendments would:

•
require us to develop standalone diversity and inclusion strategic plans or incorporate diversity and inclusion into our existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

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

We submitted a joint comment letter with the other FHLBanks and the Office of Finance on December 27, 2016, which primarily related to the proposed rule’s enhanced reporting and contract requirements. The proposed rule, if adopted, may substantially increase the amount of tracking, monitoring, and reporting that would be required.

FHFA Proposed Rule on Indemnification Payments

On September 20, 2016, the Finance Agency issued a re-proposed rule that, if adopted, would establish standards for identifying whether an indemnification payment by us or the Office of Finance to an officer, director, employee, or other entity-affiliated party in connection with an administrative proceeding or civil action instituted by the Finance Agency is prohibited or permissible. Under the proposed rule, those payments with respect to an administrative proceeding or civil action instituted by the Finance Agency are only permitted if they relate to:

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

The proposed rule also outlines the process our board of directors must undertake prior to making any permitted indemnification payment for expenses of defending an action initiated by the Finance Agency. We submitted a joint comment letter with the other FHLBanks and the Office of Finance on the proposed rule on December 21, 2016. We are continuing to assess the effect of the proposed rule but do not anticipate that, if adopted, it would have a material impact on our financial condition or results of operations.

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

CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations due by payment period at December 31, 2016 (dollars in millions):

	Payments Due by Period
	< 1 Year	1 to 3 Years	>3 to 5 Years	>5 Years	Total
Bonds[1]	$47,733	$28,549	$9,440	$4,331	$90,053
Operating leases	1	3	3	5	12
Mandatorily redeemable capital stock	4	9	1	650	664
Commitments to purchase mortgage loans	102	—	—	—	102
Pension and postretirement contributions[2]	2	1	2	5	10
Total	$47,842	$28,562	$9,446	$4,991	$90,841

1	Excludes contractual interest payments related to bonds. Total is based on contractual maturities; the actual timing of payments could be impacted by factors affecting redemptions.

2	Represents the future funding contribution for our qualified defined benefit multiemployer plan and the scheduled benefit payments for our nonqualified defined benefit plans.

RISK MANAGEMENT

We have risk management policies, established by our Board of Directors, that monitor and control our exposure to market, liquidity, credit, operational, and strategic risk, as well as capital adequacy. Our primary objective is to manage our assets and liabilities in ways that protect the par redemption value of our capital stock. We periodically evaluate our risk management policies in order to respond to changes in our financial position and general market conditions.

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

Market Risk

We define market risk as the risk that Market Value of Capital Stock (MVCS) or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk was our predominant type of market risk exposure during 2016 and 2015. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and derivatives, which taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate shifts and spread and volatility movements.

Our key market risk measures are MVCS Sensitivity and Projected Income Sensitivity.

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

We monitor and manage to the MVCS policy limits to ensure the stability of the Bank's value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate shift scenarios. Any policy limit breach requires a prompt action to address the measure outside of the policy limit and the breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. We were in compliance with the MVCS policy limits at December 31, 2016 and 2015.

Our down 200 basis point policy limit is suspended when the 10-year swap rate is below 2.50 percent and remains so for five consecutive days. At December 31, 2016, and 2015, the 10-year swap rate was below 2.50 percent and therefore the associated policy limit was suspended.

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous parallel shifts in interest rates at December 31, 2016 and 2015:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2016	$119.8	$120.3	$120.0	$119.6	$118.7	$117.6	$114.9
2015	$110.4	$113.8	$115.4	$116.9	$117.5	$117.5	$116.3

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2016	0.2%	0.6%	0.4%	—%	(0.7)%	(1.7)%	(3.9)%
2015	(5.5)%	(2.6)%	(1.2)%	—%	0.5%	0.5%	(0.5)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2016 and 2015	(12.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(12.0)%

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel shifts in interest rates at December 31, 2016 and 2015:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2016	$121.0	$120.9	$120.4	$119.6	$118.3	$117.0	$114.2
2015	$118.1	$118.2	$117.8	$116.9	$115.4	$114.0	$110.3

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2016	1.2%	1.1%	0.7%	—%	(1.0)%	(2.1)%	(4.5)%
2015	1.0%	1.1%	0.8%	—%	(1.3)%	(2.5)%	(5.6)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2016 and 2015	(13.0)%	(5.5)%	(2.5)%	—%	(2.5)%	(5.5)%	(13.0)%

Our base case MVCS was 119.6 at December 31, 2016 compared to 116.9 at December 31, 2015. The change was primarily attributable to the following factors:

•
Increase in Retained Earnings: We recorded net income of $649 million, which included net gains on litigation settlements in the amount of $376 million during the year ended December 31, 2016. This had a positive impact on the market value of our assets, thereby increasing MVCS.

•
Increased shares of capital stock: Our capital stock balance increased at December 31, 2016 when compared to December 31, 2015 due to increased member advance activity. As we issued this capital stock at par, which is below our current MVCS value, our MVCS was negatively impacted.

PROJECTED INCOME SENSITIVITY

We monitor the Bank’s projected 24-month income sensitivity through our review of the projected return on capital stock measure. Projected return on capital stock is computed as an annualized ratio of projected net income over a 24 month period to average projected capital stock over the same period.
We monitor and manage projected 24-month income sensitivity in an effort to limit the short-term earnings volatility of the Bank. The projected 24-month income sensitivity policy limits are based on the forward interest rates, business, and risk management assumptions.
Our primary income sensitivity policy limits specify a floor on our projected return on capital stock of no less than 50 percent of average projected 3-month LIBOR over 24 months for the up and down 100 and 200 basis point parallel interest rate shift scenarios as well as for the up and down 100 basis point non-parallel interest rate shift for each shock scenario. Any policy limit breach requires a prompt action to address the measure outside of the policy limit.The breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. We were in compliance with the projected 24-month income sensitivity policy limits at both December 31, 2016 and 2015.
The following table shows our projected return on capital stock over 24 months and associated policy limits, assuming instantaneous parallel shifts in interest rates at December 31, 2016 and 2015:

	Projected Return on Capital Stock
	Down 200	Down 100	Base Case	Up 100	Up 200
2016	3.4%	4.6%	6.4%	7.9%	9.2%
2015	2.7%	3.7%	6.6%	8.7%	10.8%

	Policy Limits
	Down 200	Down 100	Base Case	Up 100	Up 200
2016	—%	0.3%	—%	1.3%	1.8%
2015	—%	0.2%	—%	1.1%	1.7%
The following table shows our projected return on capital stock over 24 months and associated policy limits, assuming instantaneous non-parallel shifts in interest rates at December 31, 2016 and 2015:

	Projected Return on Capital Stock
	Down 100	Base Case	Up 100
2016	7.1%	6.4%	5.8%
2015	8.0%	6.6%	4.8%

	Policy Limits
	Down 100	Base Case	Up 100
2016	1.0%	—%	0.6%
2015	0.8%	—%	0.4%

Our base case projected return on capital stock was 6.4 percent at December 31, 2016 compared to 6.6 percent December 31, 2015. The change was primarily attributable to the following factors:

•
Projected Average Capital Stock: Our base case projected return on capital stock at December 31, 2016 declined over the prior year due to an increase in projected average capital stock. Projected average capital stock increased at December 31, 2016 when compared to December 31, 2015 due to capital stock issued as a result of increased member advance activity. This had a negative impact on projected return on capital stock.

•
Projected Net Income: Projected net income increased at December 31, 2016 when compared to December 31, 2015 due to higher average interest earning assets and higher interest rates. Higher interest rates resulted in slower projected prepayment speeds and higher projected returns on capital. This had a positive impact on return on capital stock.

DERIVATIVES
We use derivatives to manage the interest rate risk in our Statements of Condition. Finance Agency regulations and our ERMP establish guidelines for derivatives, prohibit trading in or the speculative use of derivatives, and limit credit risk arising from derivatives.
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

The following table summarizes our interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of December 31, 2016 and 2015:

			December 31,
Hedged Item / Hedging Instrument	Hedging Strategy	Hedge Accounting Designation	2016 Notional Amount	2015 Notional Amount
Advances
Pay-fixed, receive floating interest rate swap (without options)[1,2]	Converts the advance's fixed rate to a variable rate index.	Fair Value	$12,017	$12,524
Pay-fixed, receive floating interest rate swap (with options)[1]	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	1,887	2,573
		Economic	—	2
Investments
Pay-fixed, receive floating interest rate swap[3]	Converts the investment's fixed rate to a variable rate index.	Fair Value	7,789	8,151
		Economic	991	981
Mortgage Loans
Forward settlement agreement	Protects against changes in market value of fixed rate mortgage delivery commitments resulting from changes in interest rates.	Economic	94	45
Mortgage delivery commitment	Exposes us to fair value risk associated with fixed rate mortgage purchase commitments.	Economic	102	51
Bonds
Receive-fixed or structured, pay floating interest rate swap (without options)[4]	Converts the bond's fixed or structured rate to a variable rate index.	Fair Value	28,668	11,848
Receive-fixed or structured, pay floating interest rate swap (with options)[4]	Converts the bond's fixed or structured rate to a variable rate index and offsets option risk in the bond.	Fair Value	1,535	2,430
Balance Sheet
Interest rate swaption	Provides the option to enter into an interest rate swap to offset interest rate or prepayment risk.	Economic	—	200
Offsetting Positions
Pay-fixed, receive-float interest rate swap and receive-fixed, pay-float interest rate swap	Represents offsetting positions on interest rate swaps acquired from the Merger.	Economic	423	473
Total			$53,506	$39,278

1	At December 31, 2016 and 2015, the par value of fixed rate advances outstanding was $26.9 billion and $31.0 billion, of which 51 percent and 48 percent were swapped to a variable rate index.

2	Includes fair value hedge firm commitments of $269 million for forward starting advances at December 31, 2016.

3
At December 31, 2016 and 2015, the amortized cost of fixed rate AFS securities outstanding was $8.8 billion and $10.1 billion, of which 92 and 85 percent were swapped to a variable rate index. At both December 31, 2016 and 2015, the fair value of fixed rate trading securities outstanding was $1.0 billion and all of these trading securities were swapped to a variable rate index.

4	At December 31, 2016 and 2015, the par value of fixed rate bonds outstanding was $41.4 billion and $27.9 billion, of which 73 and 51 percent were swapped to a variable rate index.

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
Investments
We primarily invest in other U.S. obligations, GSE and Tennessee Valley Authority obligations, state or local housing agency obligations, and MBS, and classify them as either trading, AFS, or HTM. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. We may fund investment securities with fixed rate long-term and callable consolidated obligations or utilize interest rate swaps, caps, floors, or swaptions to manage interest rate risk.
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
Consolidated Obligations
We may enter into derivatives to hedge the interest rate risk associated with our consolidated obligations. For example, we may issue and hedge a fixed rate consolidated obligation with an interest rate swap where we receive a fixed rate coupon and pay a variable rate coupon, effectively converting the fixed rate consolidated obligation to a variable rate consolidated obligation. This type of hedge is typically treated as a fair value hedge. We may also issue variable interest rate consolidated obligations indexed to a variety of indices, such as LIBOR, and simultaneously execute interest rate swaps to hedge the basis risk of the variable interest rate debt. Interest rate swaps used to hedge the basis risk of variable interest rate debt do not qualify for hedge accounting. As a result, this type of hedge is treated as an economic hedge. This strategy of issuing consolidated obligations while simultaneously entering into derivatives enables us to offer a wider range of attractively priced advances to our borrowers and may allow us to reduce our funding costs. While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank serves as sole counterparty to derivative agreements associated with specific debt issues for which it is the primary obligor.
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
Offsetting Positions
As a result of the Merger, we acquired certain offsetting interest rate swaps and classified these as economic derivatives.

Capital Adequacy

An adequate capital position is necessary for providing safe and sound operations of the Bank. Our key capital adequacy measure is MVCS. In addition to MVCS, we maintain capital levels in accordance with Finance Agency regulations and monitor retained earnings and additional capital from merger. For a discussion of our key capital adequacy measure, MVCS, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Market Value of Capital Stock Sensitivity".

RETAINED EARNINGS AND ADDITIONAL CAPITAL FROM MERGER TARGET LEVEL AND REGULATORY CAPITAL REQUIREMENTS

Our ERMP includes a target level of retained earnings and additional capital from merger based on the amount we believe necessary to protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We are also subject to three regulatory capital requirements. For additional information on our compliance with these requirements, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources".

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

At December 31, 2016 and 2015, borrowers pledged $330.4 billion and $268.8 billion of collateral (net of applicable discounts) to support activity with us, including advances. At December 31, 2016 and 2015, our advance balances were $131.6 billion and $89.2 billion. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

The following table shows the amount of collateral pledged to us (net of applicable discounts) by collateral type (dollars in billions):

	December 31,
	2016			2015
Collateral Type	Discount Range[1]	Amount	% of Total	Discount Range[1]	Amount	% of Total
Single-family loans	15-42%	$201.4	61	17-45%	$165.8	62
Multi-family loans	31-34	10.6	3	21-43	9.2	3
Other real estate	15-65	82.2	25	14-62	61.0	23
Securities
Cash, agency and RMBS[2]	0-34	24.0	7	0-45	21.2	8
CMBS[3]	13-25	3.9	1	13-29	3.3	1
Government-insured loans	9-21	4.7	2	4-18	4.9	2
Secured small business and agribusiness loans	28-32	3.6	1	26-43	3.4	1
Total		$330.4	100		$268.8	100

1	Represents the range of discounts applied to the unpaid principal balance or market value of collateral pledged. Discount range for Housing Associates is 5 percent lower than the indicated range.

2	Represents cash, agency securities and residential mortgage-backed securities (RMBS).

3	Represents commercial mortgage-backed securities (CMBS).

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on our credit products as of December 31, 2016 and 2015. Accordingly, we have not recorded any allowance for credit losses on our credit products.

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

Through our participation in the MPF program, we invest in conventional and government-insured residential mortgage loans that are acquired through or purchased from a PFI. In addition, MPF Xtra, MPF Direct, and MPF Government MBS are off-balance sheet loan products that are passed through to a third-party investor and are not maintained in our Statements of Condition.

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

The following table presents the unpaid principal balance of our MPF portfolio by product type (dollars in millions):

	December 31,
Product Type	2016	2015
MPF Conventional:	$5,907	$5,602
MPF Government	513	547
Total MPF	6,420	6,149

MPP Conventional	361	464
MPP Government	42	50
Total MPP	403	514
Total MPF unpaid principal balance	$6,823	$6,663

We manage the credit risk on mortgage loans acquired in the MPF program and MPP by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our PFIs, (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs, and (iv) establishing credit loss reserves to reflect management's estimate of probable credit losses inherent in the portfolio.

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

Conventional Mortgage Loans. For our conventional mortgage loans, we have several layers of legal loss protection that are defined in agreements among us and our PFIs. For our MPF loans, these loss layers may vary depending on the MPF product alternatives selected and consist of (i) homeowner equity, (ii) PMI, (iii) a FLA, and (iv) a credit enhancement obligation of the PFI. For our MPP loans, these loss layers consist of (i) homeowner equity, and (ii) PMI. For a detailed discussion of these loss layers, refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses.”

The following table shows conventional MPF and MPP loans by FICO® score. All percentages are calculated based on unpaid principal balances as of the applicable period end.

	December 31,		December 31,
	2016	2015	2016	2015
FICO® Score[1]	MPF		MPP
<620	1%	1%	—%	—%
620 to < 660	6	6	4	4
660 to < 700	13	14	21	20
700 to < 740	19	20	33	32
>= 740	61	59	42	44
Total	100%	100%	100%	100%
Weighted average FICO score	746	743	730	731

1	Represents the lowest original FICO® score of the borrowers and co-borrowers.

The following table shows conventional MPF and MPP loans by loan-to-value ratio at origination. All percentages are calculated based on unpaid principal balances as of the applicable period end.

	December 31,		December 31,
	2016	2015	2016	2015
Loan-to-Value[1]	MPF		MPP
<= 60%	14%	14%	20%	20%
> 60% to 70%	14	15	21	22
> 70% to 80%	58	26	51	51
> 80% to 90%[2]	7	39	4	4
> 90%[2]	7	6	4	3
Total	100%	100%	100%	100%
Weighted average loan-to-value	74.1%	72.2%	70.0%	70.0%

1	Represents the loan-to-value at origination for the related loan.

2	These conventional loans were required to have PMI at origination.

The following table shows the state concentrations of our conventional MPF portfolio. All percentages are calculated based on unpaid principal balances as of the applicable period end.

	December 31,
	2016	2015
Iowa	39%	37%
Missouri	20	20
Minnesota	17	17
South Dakota	8	7
Illinois	2	2
California	2	2
All others	12	15
Total	100%	100%

The following table shows the state concentrations of our conventional MPP portfolio. All percentages are calculated based on unpaid principal balances as of the applicable period end.

	December 31,
	2016	2015
California	28%	28%
Illinois	11	11
New York	8	7
Florida	6	6
Massachusetts	5	5
All others	42	43
Total	100%	100%

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional MPF and MPP mortgage loan portfolios at the balance sheet date. The measurement of our MPF and MPP allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, and (iii) estimating additional credit losses in the conventional mortgage loan portfolio. The allowance for credit losses on our conventional MPF mortgage loans was $2 million and $1 million at December 31, 2016 and 2015. The allowance for credit losses on our conventional MPP mortgage loans was less than $1 million at both December 31, 2016 and 2015.

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At December 31, 2016, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from three to 15 percent based on the counterparty's credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of six to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. At December 31, 2016, we were in compliance with the regulatory limits established for unsecured credit.

Our short-term portfolio may include, but is not limited to, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposit, commercial paper, and U.S. Treasury bill obligations. Our long-term portfolio may include, but is not limited to, other U.S. obligations, GSE and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. We face credit risk from unsecured exposures primarily within our short-term portfolio. We consider investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the FDIC to be of the highest credit quality and therefore those exposures are not monitored with other unsecured investments.

We generally limit our unsecured credit exposure to the following overnight investment types:

•	Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions.

•	Commercial paper. Unsecured debt issued by corporations, typically for the financing of accounts receivable, inventories, and meeting short-term liabilities.

At December 31, 2016, our unsecured investment exposure consisted of Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at December 31, 2016 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1,2]
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$—	$100	$845	$945
U.S. subsidiaries of foreign commercial banks	—	125	—	125
U.S. branches and agency offices of foreign commercial banks
Canada	—	825	—	825
Sweden	200	—	—	200
Germany	—	600	—	600
Netherlands	—	500	—	500
Norway	—	600	—	600
Japan	—	600	—	600
France	—	700	—	700
Total U.S. branches and agency offices of foreign commercial banks	200	3,825	—	4,025
Total unsecured investment exposure	$200	$4,050	$845	$5,095

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Table excludes investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the FDIC.

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2016
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$—	$2
Securities purchased under agreements to resell	1,425	250	500	3,750	—	—	5,925
Federal funds sold	—	200	4,050	845	—	—	5,095
Investment securities:
Mortgage-backed securities
GSE single-family	—	4,804	—	—	—	—	4,804
GSE multifamily	—	12,156	—	—	—	—	12,156
Other U.S. obligations single-family[3]	—	3,864	—	—	—	—	3,864
Other U.S. obligations commercial[3]	—	4	—	—	—	—	4
Private-label residential	—	—	5	9	2	—	16
Total mortgage-backed securities	—	20,828	5	9	2	—	20,844
Non-mortgage-backed securities
Other U.S. obligations[3]	—	3,745	—	—	—	—	3,745
GSE and Tennessee Valley Authority obligations	—	3,359	—	—	—	—	3,359
State or local housing agency obligations	1,242	455	—	—	—	—	1,697
Other	449	102	—	—	—	—	551
Total non-mortgage-backed securities	1,691	7,661	—	—	—	—	9,352
Total investments[4]	$3,116	$28,941	$4,555	$4,604	$2	$—	$41,218

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

4	At December 31, 2016, twelve percent of our total investments were unsecured.

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2015
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$—	$2
Securities purchased under agreements to resell	1,625	150	—	5,000	—	—	6,775
Federal funds sold	—	450	1,820	—	—	—	2,270
Investment securities:
Mortgage-backed securities
GSE single-family	—	6,260	—	—	—	—	6,260
GSE multifamily	—	10,145	—	—	—	—	10,145
Other U.S. obligations single-family[3]	—	2,317	—	—	—	—	2,317
Other U.S. obligations commercial[3]	—	6	—	—	—	—	6
Private-label residential	—	—	7	11	2	—	20
Total mortgage-backed securities	—	18,728	7	11	2	—	18,748
Non-mortgage-backed securities
Other U.S. obligations[3]	—	4,222	—	—	—	—	4,222
GSE and Tennessee Valley Authority obligations	—	5,593	—	—	—	—	5,593
State or local housing agency obligations	1,465	538	—	—	—	—	2,003
Other	451	103	—	—	—	—	554
Total non-mortgage-backed securities	1,916	10,456	—	—	—	—	12,372
Total investments[4]	$3,541	$29,786	$1,827	$5,011	$2	$—	$40,167

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

4	At December 31, 2015, six percent of our total investments were unsecured.

Our total investments increased at December 31, 2016 when compared to December 31, 2015. The increase was due in part to the purchase of money market investments and variable rate agency MBS securities during the year.

At December 31, 2016 and 2015, we did not consider any of our investments to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Other-Than-Temporary Impairment.”

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

We limit our investments in MBS to those guaranteed by the U.S. Government or issued by a GSE. Further, our ERMP prohibits new purchases of private-label MBS. We perform ongoing analysis on these investments to determine potential credit issues. At December 31, 2016 and 2015, we owned $20.8 billion and $18.7 billion of MBS, of which approximately 99.9 percent were guaranteed by the U.S. Government or issued by GSEs and 0.1 percent were private-label MBS at each period end.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	December 31, 2016
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A	$94	$1	$—	$1
Liability positions with credit exposure
Uncleared derivatives
BBB	736	(8)	9	1
Cleared derivatives[2]	40,678	(374)	563	189
Total derivative positions with credit exposure to non-member counterparties	41,508	(381)	572	191
Member institutions[3,4]	49	—	—	—
Total	41,557	$(381)	$572	$191
Derivative positions without credit exposure	11,949
Total notional	$53,506

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2
Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing's parent, CME Group Inc. was rated Aa3 by Moody's and AA- by Standard and Poor's at December 31, 2016.

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

2
Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing's parent, CME Group Inc. was rated Aa3 by Moody's and AA- by Standard and Poor's at December 31, 2015.

3	Represents mortgage delivery commitments with our member institutions.

4	Net credit exposure is less than $1 million.

Operational Risk

We define operational risk as the risk of loss or harm from inadequate or failed processes, people, and/or systems, including those emanating from external sources. Operational risk is inherent in all of our business activities and processes. Management has established policies and procedures to reduce the likelihood of operational risk and designed our annual risk assessment process to provide ongoing identification, measurement, and monitoring of operational risk. Due to the manual nature of many of our processes, our operational risk is elevated. To mitigate this risk, we continue to focus on process and control improvements, system upgrades, and assessments of staffing adequacy. During 2016, we have added staff to lead and support critical business functions, designed a new control structure surrounding spreadsheets and other applications used in the financial reporting and close process, and implemented enhancements to access controls over key IT applications. In addition, we made changes to the governance of our internal control infrastructure and processes to facilitate timely analysis of control exceptions. This process included a review and assessment of our system of internal control over financial reporting. The effort to improve our control framework and reduce operational risk will be ongoing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Des Moines:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Des Moines (the "Bank") at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the Bank’s controls over spreadsheets utilized in financial reporting and close process existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2016 financial statements, and our opinion regarding the effectiveness of the Bank’s internal control over financial reporting does not affect our opinion on those financial statements. The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
March 21, 2017

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)

	December 31,
	2016	2015
ASSETS
Cash and due from banks (Note 3)	$223	$982
Interest-bearing deposits	2	2
Securities purchased under agreements to resell	5,925	6,775
Federal funds sold	5,095	2,270
Investment securities
Trading securities (Note 4)	2,553	4,047
Available-for-sale securities (Note 5)	22,969	20,988
Held-to-maturity securities (fair value of $4,706 and $6,142) (Note 6)	4,674	6,085
Total investment securities	30,196	31,120
Advances (includes $0 and $8 at fair value under the fair value option) (Note 8)	131,601	89,173
Mortgage loans held for portfolio, net of allowance for credit losses of $2 and $1 (Notes 9 and 10)	6,913	6,755
Loans to other FHLBanks	200	—
Accrued interest receivable	197	143
Derivative assets, net (Note 11)	191	94
Other assets	62	60
TOTAL ASSETS	$180,605	$137,374
LIABILITIES
Deposits (Note 12)
Interest-bearing	$1,021	$924
Non-interest-bearing	92	186
Total deposits	1,113	1,110
Consolidated obligations (Note 13)
Discount notes	80,947	98,990
Bonds (includes $0 and $15 at fair value under the fair value option)	89,898	31,208
Total consolidated obligations	170,845	130,198
Mandatorily redeemable capital stock (Note 15)	664	103
Accrued interest payable	180	119
Affordable Housing Program payable (Note 14)	116	62
Derivative liabilities, net (Note 11)	76	102
Other liabilities	210	55
TOTAL LIABILITIES	173,204	131,749
Commitments and contingencies (Note 18)
CAPITAL (Note 15)
Capital stock - Class B putable ($100 par value); 59 and 47 issued and outstanding shares	5,917	4,714
Additional capital from merger	52	194
Retained earnings
Unrestricted	1,219	700
Restricted	231	101
Total retained earnings	1,450	801
Accumulated other comprehensive income (loss)	(18)	(84)
TOTAL CAPITAL	7,401	5,625
TOTAL LIABILITIES AND CAPITAL	$180,605	$137,374

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)

	For the Years Ended December 31,
	2016	2015	2014
INTEREST INCOME
Advances	$868	$313	$233
Prepayment fees on advances, net	8	11	6
Interest-bearing deposits	3	1	—
Securities purchased under agreements to resell	19	7	4
Federal funds sold	21	5	2
Trading securities	50	36	33
Available-for-sale securities	246	163	105
Held-to-maturity securities	76	59	43
Mortgage loans held for portfolio	233	245	245
Total interest income	1,524	840	671
INTEREST EXPENSE
Consolidated obligations - Discount notes	414	106	43
Consolidated obligations - Bonds	639	414	377
Deposits	1	—	—
Mandatorily redeemable capital stock	21	3	—
Total interest expense	1,075	523	420
NET INTEREST INCOME	449	317	251
Provision (reversal) for credit losses on mortgage loans	3	2	(2)
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	446	315	253
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	3	(12)	68
Net gains (losses) from sale of available-for-sale securities	—	—	1
Net gains (losses) from sale of held-to-maturity securities	—	—	9
Net gains (losses) on derivatives and hedging activities	7	(38)	(123)
Net gains (losses) on extinguishment of debt	—	—	(13)
Gains on litigation settlements, net	376	14	—
Other, net	10	6	7
Total other income (loss)	396	(30)	(51)
OTHER EXPENSE
Compensation and benefits	53	45	32
Contractual services	10	13	7
Professional fees	12	10	4
Merger related expenses	—	39	2
Other operating expenses	19	15	10
Federal Housing Finance Agency	8	7	4
Office of Finance	7	5	3
Other, net	9	3	5
Total other expense	118	137	67
NET INCOME BEFORE ASSESSMENTS	724	148	135
Affordable Housing Program assessments	75	15	14
Affordable Housing Program voluntary contributions	—	2	—
NET INCOME	$649	$131	$121

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	For the Years Ended December 31,
	2016	2015	2014
Net income	$649	$131	$121
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized gains (losses) on available-for-sale securities	68	(208)	39
Reclassification of realized net gains included in net income	—	—	(1)
Total net unrealized gains (losses) on available-for-sale securities	68	(208)	38
Pension and postretirement benefits	(2)	1	(2)
Total other comprehensive income (loss)	66	(207)	36
TOTAL COMPREHENSIVE INCOME (LOSS)	$715	$(76)	$157

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)

	Capital Stock Class A (putable)		Capital Stock Class B (putable)		Total Capital Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value
BALANCE, DECEMBER 31, 2013	—	$—	27	$2,692	27	$2,692
Comprehensive income (loss)	—	—	—	—	—	—
Proceeds from issuance of capital stock	—	—	27	2,666	27	2,666
Repurchases/redemptions of capital stock	—	—	(19)	(1,858)	(19)	(1,858)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	(31)	—	(31)
Cash dividends on capital stock	—	—	—	—	—	—
BALANCE, DECEMBER 31, 2014	—	$—	35	$3,469	35	$3,469
Comprehensive income (loss)	—	—	—	—	—	—
Proceeds from issuance of capital stock	—	—	36	3,664	36	3,664
Capital stock issued from merger	—	31	9	863	9	894
Repurchases/redemptions of capital stock	—	(31)	(34)	(3,354)	(34)	(3,385)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	1	72	1	72
Additional capital from merger	—	—	—	—	—	—
Cash dividends on capital stock	—	—	—	—	—	—
BALANCE, DECEMBER 31, 2015	—	$—	47	$4,714	47	$4,714
Comprehensive income (loss)	—	—	—	—	—	—
Proceeds from issuance of capital stock	—	—	60	6,050	60	6,050
Repurchases/redemptions of capital stock	—	—	(41)	(4,105)	(41)	(4,105)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	(7)	(742)	(7)	(742)
Cash dividends on capital stock	—	—	—	—	—	—
BALANCE, DECEMBER 31, 2016	—	$—	59	$5,917	59	$5,917

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL (continued from previous page)
(dollars and shares in millions)

	Additional Capital from Merger	Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
		Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2013	$—	$627	$51	$678	$87	$3,457
Comprehensive income (loss)	—	97	24	121	36	157
Proceeds from issuance of capital stock	—	—	—	—	—	2,666
Repurchases/redemptions of capital stock	—	—	—	—	—	(1,858)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	—	(31)
Cash dividends on capital stock	—	(79)	—	(79)	—	(79)
BALANCE, DECEMBER 31, 2014	$—	$645	$75	$720	$123	$4,312
Comprehensive income (loss)	—	105	26	131	(207)	(76)
Proceeds from issuance of capital stock	—	—	—	—	—	3,664
Capital stock issued from merger	—	—	—	—	—	894
Repurchases/redemptions of capital stock	—	—	—	—	—	(3,385)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	—	72
Additional capital from merger	246	—	—	—	—	246
Cash dividends on capital stock	(52)	(50)	—	(50)	—	(102)
BALANCE, DECEMBER 31, 2015	$194	$700	$101	$801	$(84)	$5,625
Comprehensive income (loss)	—	519	130	649	66	715
Proceeds from issuance of capital stock	—	—	—	—	—	6,050
Repurchases/redemptions of capital stock	—	—	—	—	—	(4,105)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	—	(742)
Cash dividends on capital stock	(142)	—	—	—	—	(142)
BALANCE, DECEMBER 31, 2016	$52	$1,219	$231	$1,450	$(18)	$7,401

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)

	For the Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$649	$131	$121
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	48	57	16
Net (gains) losses on trading securities	(3)	12	(68)
Net (gains) losses from sale of available-for-sale securities	—	—	(1)
Net (gains) losses from sale of held-to-maturity securities	—	—	(9)
Net change in derivatives and hedging activities	(88)	27	84
Net (gains) losses on extinguishment of debt	—	—	13
Other adjustments	(5)	1	(5)
Net change in:
Accrued interest receivable	(83)	(26)	(18)
Other assets	(3)	8	2
Accrued interest payable	61	(10)	8
Other liabilities	84	(11)	5
Total adjustments	11	58	27
Net cash provided by (used in) operating activities	660	189	148
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(115)	17	(141)
Securities purchased under agreements to resell	850	(1,684)	3,109
Federal funds sold	(2,825)	(410)	(660)
Premises, software, and equipment	(8)	(9)	(3)
Loans to other FHLBanks	(200)	—	—
Cash transferred for merger	—	2,341	—
Trading securities
Proceeds from maturities of long-term	3,093	574	23
Purchases of long-term	(1,597)	(1,550)	(1,470)
Available-for-sale securities
Proceeds from sales and maturities of long-term	2,462	1,880	1,115
Purchases of long-term	(4,317)	(1,108)	(5,235)
Held-to-maturity securities
Proceeds from sales and maturities of long-term	1,455	1,035	571
Purchases of long-term	(64)	(89)	—
Advances
Principal collected	174,767	130,212	100,214
Originated	(217,392)	(145,151)	(119,806)
Mortgage loans held for portfolio
Principal collected	1,317	1,198	903
Originated or purchased	(1,509)	(802)	(924)
Proceeds from sales of foreclosed assets	13	14	15
Net cash provided by (used in) investing activities	(44,070)	(13,532)	(22,289)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)

	For the Years Ended December 31,
	2016	2015	2014
FINANCING ACTIVITIES
Net change in deposits	5	226	(265)
Net payments on derivative contracts with financing elements	(7)	(8)	(9)
Net proceeds from issuance of consolidated obligations
Discount notes	272,871	283,542	215,049
Bonds	98,684	20,139	24,565
Payments for maturing and retiring consolidated obligations
Discount notes	(290,948)	(254,806)	(195,416)
Bonds	(39,576)	(34,866)	(22,449)
Proceeds from issuance of capital stock	6,050	3,664	2,666
Payments for repurchases/redemptions of capital stock	(4,105)	(3,385)	(1,858)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(181)	(574)	(16)
Cash dividends paid	(142)	(102)	(79)
Net cash provided by (used in) financing activities	42,651	13,830	22,188
Net increase (decrease) in cash and due from banks	(759)	487	47
Cash and due from banks at beginning of the period	982	495	448
Cash and due from banks at end of the period	$223	$982	$495

SUPPLEMENTAL DISCLOSURES
Cash transactions:
Interest paid	$1,675	$1,159	$842
Affordable Housing Program payments	21	13	11
Non-cash transactions:
Capitalized interest on reverse mortgage investment securities	29	15	5
Mortgage loan charge-offs	3	6	1
Transfers of mortgage loans to other assets	7	8	10
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	742	(72)	31
Capital stock issued from merger	—	894	—
Assets acquired (liabilities assumed) from merger:
Trading securities	—	551	—
Available-for-sale securities	—	9,825	—
Held-to-maturity securities	—	5,829	—
Advances	—	9,191	—
Mortgage loans held for portfolio	—	615	—
Accrued interest receivable	—	47	—
Premises, software, and equipment	—	3	—
Derivative assets	—	40	—
Other assets	—	22	—
Deposits	—	(371)	—
Consolidated obligation discount notes	—	(12,449)	—
Consolidated obligation bonds	—	(13,613)	—
Mandatorily redeemable capital stock	—	(725)	—
Accrued interest payable	—	(38)	—
Affordable Housing Program payable	—	(17)	—
Derivative liabilities	—	(74)	—
Other liabilities	—	(37)	—

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

The Bank's current and former members own all of the outstanding capital stock of the Bank. Former members own capital stock (included in mandatorily redeemable capital stock) to support business transactions still carried on the Bank's Statements of Condition. All stockholders, including current and former members, may receive dividends on their capital stock investment to the extent declared by the Bank's Board of Directors.

Note 1 — Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The Bank prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).

The Bank completed the merger with the Federal Home Loan Bank of Seattle (Seattle Bank) (the Merger) on May 31, 2015 (merger date). The Merger had a significant impact on all aspects of the Bank's financial condition, result of operations, and cash flows. As a result, financial results for the periods after the Merger are not directly comparable to results for periods prior to the Merger.

The following unaudited pro forma information has been prepared by adjusting the Bank's historical data to give effect to the Merger as if it had occurred on January 1, 2014 (dollars in million):

	For the Years Ended December 31,
	2015	2014
Interest income	$970	$913
Net income	$140	$156

The unaudited pro forma information was prepared in accordance with the acquisition method of accounting for mutual entities under existing standards and is not necessarily indicative of the results of operations that would have occurred if the Merger had been completed on the date indicated, nor is it indicative of the future operating results of the Bank.

Change in Accounting Principle

On January 1, 2016, the Bank retrospectively adopted Accounting Standards Codification Update 2015-03, Simplifying the Presentation of Debt Issuance Costs issued by the Financial Accounting Standards Board (FASB) on April 7, 2015. As a result, $7 million of unamortized concessions included in “Other assets” at December 31, 2015 were reclassified as a reduction in the balance of the corresponding consolidated obligations. The reclassification resulted in a decrease of $4 million in “Consolidated obligation discount notes” and of $3 million in “Consolidated obligation bonds” at December 31, 2015. Accordingly, the Bank’s total assets and total liabilities each decreased by $7 million at December 31, 2015. The adoption of this guidance did not have any effect on the Bank’s results of operations or cash flows. See “Note 2 — Recently Adopted and Issued Accounting Guidance” for discussion on this guidance.

Reclassifications

Certain amounts in the Bank's 2015 and 2014 financial statements and footnotes have been reclassified to conform to the presentation for the year ended December 31, 2016. These amounts were not deemed to be material.

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

Consideration transferred includes (i) equity interests of the Bank (i.e. par value of capital stock exchanged on a one-for-one basis for Seattle capital stock outstanding) and (ii) member interests in the Bank (i.e. the post-merger interest of Seattle members in the Bank, including a proportionate interest in the liquidation value of the Bank). Consideration transferred is recognized by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion being reflected in a capital account captioned “Additional capital from merger.” Acquisition-related costs are expensed as incurred.

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

Based on the fair value of the related collateral held, the Bank's securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at December 31, 2016 and 2015.
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

Variable Interest Entities
The Bank has determined its investments in private-label MBS to be variable interest entities (VIEs). These securities are classified as HTM in the Bank's Statements of Condition. The Bank has no liabilities related to these VIEs. The maximum loss exposure for these VIEs is limited to the Bank's investments in the VIEs.

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

The Bank records prepayment fees or credits net of fair value hedging adjustments as “Prepayment fees on advances, net” in the interest income section of the Statements of Income. If a new advance qualifies as a modification of an existing advance, any prepayment fee, net of fair value hedging adjustments on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized over the contractual life of the modified advance using a level-yield methodology to advance interest income.

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

Non-Accrual Loans. The Bank places a conventional mortgage loan on non-accrual status if it is determined that either the collection of interest or principal is doubtful or interest or principal is 90 days or more past due. The Bank does not place a government-insured mortgage loan on non-accrual status due to the U.S. Government guarantee or insurance on the loan and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. For those mortgage loans placed on non-accrual status, accrued but uncollected interest is reversed against interest income and cash payments received are recorded as a reduction of principal. A loan on non-accrual status may be restored to accrual status when none of its contractual principal and interest is due and unpaid and the Bank expects repayment of the remaining contractual principal and interest.

Troubled Debt Restructurings. The Bank considers a troubled debt restructuring (TDR) to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. The Bank's TDRs include loans granted under its loan modification plans and loans discharged under Chapter 7 bankruptcy that have not been reaffirmed by the borrower. The Bank does not consider government-insured mortgage loans to be TDRs due to the U.S. Government guarantee or insurance on the loan and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. The Bank places all TDRs on non-accrual status at the time of modification.

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

Loans to Other FHLBanks

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

The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness for all derivatives qualifying for hedge accounting. This process includes linking all derivatives that are designated as fair value hedges to assets and liabilities on the Statements of Condition and firm commitments. The Bank also formally assesses (both at the hedge's inception and at least quarterly) whether the derivatives that it uses in hedging transactions have been effective in offsetting changes in fair value of the hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective in future periods. The Bank typically uses regression analyses to assess the effectiveness of its hedges.
Derivative Designations. Derivative instruments are designated by the Bank as:

•	a fair value hedge of an associated financial instrument or firm commitment (fair value hedge); or

•
an economic hedge to manage certain defined risks in the Bank's Statements of Condition (economic hedge). These hedges are primarily used to: (i) manage mismatches between the coupon features of the Bank's assets and liabilities, (ii) offset prepayment risk in certain assets, (iii) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted by accounting guidance, or (iv) to reduce exposure to reset risk.

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
Accumulated Depreciation and Amortization. At December 31, 2016 and 2015, accumulated depreciation and amortization related to premises, software, and equipment was $21 million and $17 million.
Depreciation and Amortization Expense. At December 31, 2016, depreciation and amortization expense for premises, software, and equipment was $5 million. For the years ended December 31, 2015 and 2014, depreciation and amortization expense for premises, software, and equipment was $3 million.
Consolidated Obligations
The Bank reports consolidated obligations at amortized cost, which is net of premiums, discounts, concessions, and fair value hedging adjustments unless the Bank has elected the fair value option, in which case, the consolidated obligations are carried at fair value. The Bank records interest on consolidated obligations bonds to interest expense as incurred. The Bank amortizes/accretes premiums, discounts, concessions, and fair value hedging adjustments on consolidated obligations to expense using the level-yield method over the contractual life of the consolidated obligations.

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

Additional Capital from Merger

The Bank recognized the net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a capital account captioned “Additional capital from merger.” The Bank treats this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends on capital stock have been paid from this account since the merger date and the Bank intends to pay future dividends, when and if declared, from this account until the additional capital from merger balance is depleted.
Restricted Retained Earnings
The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of each FHLBank by allocating the earnings historically paid to satisfy the Resolution Funding Corporation obligation to a separate restricted retained earnings account. Under the JCE Agreement, each FHLBank allocates 20 percent of its quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately in the Statements of Condition.
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
The Bank records legal expenses related to litigation settlements as incurred in other expense in the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement through other income (loss) in the Statements of Income.

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

Note 2 — Recently Adopted and Issued Accounting Guidance

ADOPTED ACCOUNTING GUIDANCE

Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern

On August 27, 2014, the FASB issued guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures if substantial doubt exists. This guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or within one year after the financial statements are available to be issued, when applicable. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations for the assessed period. This guidance became effective for the Bank beginning on December 31, 2016. The adoption of this guidance did not have an effect on disclosures to the Bank's financial statements.

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

Cloud Computing Arrangements

On April 15, 2015, the FASB issued amendments to clarify a customer's accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers on determining whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software. If the arrangement does not contain a software license, it would be accounted for as a service contract. The guidance became effective for the Bank beginning on January 1, 2016 and was adopted prospectively. The adoption of this guidance did not have an effect on the Bank's financial condition, results of operations, or cash flows.

Simplifying the Presentation of Debt Issuance Costs
On April 7, 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related a recognized debt liability be presented on the statement of condition as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. This guidance became effective for the Bank beginning on January 1, 2016 and was adopted on a retrospective basis. The adoption of this guidance resulted in a reclassification of unamortized debt issuance costs from other assets to consolidated obligations on the Bank's Statement of Condition. The adoption of this guidance did not have a material effect on the Bank's financial condition, result of operations, or cash flows. Refer to "Note 1 - Summary of Significant Accounting Policies" for additional detail on this reclassification.

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

ISSUED ACCOUNTING GUIDANCE

Classification of Certain Cash Receipts and Cash Payments

On August 26, 2016, the FASB issued amendments to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. This guidance is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2018, and early adoption is permitted. This guidance should be applied using a retrospective transition method to each period presented. The adoption of this guidance will have no effect on the Bank's financial condition, results of operations, or cash flows.

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

•
Entities to determine the allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost in a similar manner to other financial assets measured at amortized cost. The initial allowance for credit losses is required to be added to the purchase price of the assets acquired.

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

This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2020. Early application is permitted as of the interim and annual reporting periods beginning after December 15, 2018. This guidance should be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In addition, entities are required to use a prospective transition approach for PCD assets upon adoption and for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Bank does not intend to adopt the new guidance early. While the Bank is in the process of evaluating this guidance, the Bank expects the adoption of the guidance will result in an increase in the allowance for credit losses and may include an allowance for debt securities given the requirement to assess losses for the entire estimated life of the financial asset. The effect on the Bank's financial condition, results of operations, and cash flows will depend upon the composition of financial assets held by the Bank at the adoption date as well as the economic conditions and forecasts at that time.

Contingent Put and Call Options in Debt Instruments

On March 14, 2016, the FASB issued amendments to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The guidance requires entities to apply only the four-step decision sequence when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. This guidance became effective for the Bank beginning on January 1, 2017. The adoption of this guidance did not have an effect on the Bank's financial condition, results of operations, or cash flows.
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

This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2019, and early application is permitted. This guidance requires lessors and lessees to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. The Bank does not intend to adopt this new guidance early. Upon adoption, the Bank expects to report higher assets and liabilities as a result of recording right-of-use assets and lease liabilities on its statements of condition. The Bank is in the process of evaluating this guidance but its effect on the Bank's financial condition, results of operations, or cash flows has not yet been determined.

Recognition and Measurement of Financial Assets and Financial Liabilities

On January 5, 2016, the FASB issued amended guidance on certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance includes, but is not limited to, the following:

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

This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2018. Early application is permitted only as of the interim and annual reporting periods beginning after December 15, 2016. The Bank does not intend to adopt this new guidance early. Given that the majority of the Bank's financial instruments and other contractual rights that generate revenue are covered by other U.S. GAAP, the effect of this guidance on the Bank's financial condition, results of operations, and cash flows is not expected to be material.

Note 3 — Cash and Due from Banks

Cash and due from banks includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank.
COMPENSATING BALANCES
The Bank maintains collected cash balances with commercial banks in return for certain services. These arrangements contain no legal restrictions on the withdrawal of funds. Average collected cash balances were $148 million and $131 million for the years ended December 31, 2016 and 2015.

PASS-THROUGH DEPOSIT RESERVES

The Bank acts as a pass-through correspondent for certain member institutions required to deposit reserves with the Federal Reserve Bank of Chicago. At December 31, 2016 and 2015, pass-through deposit reserves amounted to $9 million and $22 million.

Note 4 — Trading Securities

MAJOR SECURITY TYPES

Trading securities were as follows (dollars in millions):

	December 31,
	2016	2015
Non-mortgage-backed securities
Other U.S. obligations[1]	$216	$237
GSE and Tennessee Valley Authority obligations	1,611	3,077
Other[2]	273	276
Total non-mortgage-backed securities	2,100	3,590
Mortgage-backed securities
GSE multifamily	453	457
Total fair value	$2,553	$4,047

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Consists of taxable municipal bonds.

NET GAINS (LOSSES) ON TRADING SECURITIES

The Bank did not sell any trading securities during the years ended December 31, 2016, 2015, and 2014. During the year ended December 31, 2016, the Bank recorded net holding gains of $3 million on its trading securities compared to net holding losses of $12 million and net holding gains of $68 million for the same periods in 2015 and 2014.

Note 5 — Available-for-Sale Securities

MAJOR SECURITY TYPES

AFS securities were as follows (dollars in millions):

	December 31, 2016
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$3,537	$5	$(13)	$3,529
GSE and Tennessee Valley Authority obligations	1,341	11	(1)	1,351
State or local housing agency obligations	1,010	—	(1)	1,009
Other[3]	272	6	—	278
Total non-mortgage-backed securities	6,160	22	(15)	6,167
Mortgage-backed securities
Other U.S. obligations single-family[2]	3,852	2	(16)	3,838
GSE single-family	1,257	7	(3)	1,261
GSE multifamily	11,714	30	(41)	11,703
Total mortgage-backed securities	16,823	39	(60)	16,802
Total	$22,983	$61	$(75)	$22,969

AFS securities were as follows (dollars in millions):

	December 31, 2015
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$4,010	$4	$(29)	$3,985
GSE and Tennessee Valley Authority obligations	2,124	14	(23)	2,115
State or local housing agency obligations	1,048	—	(1)	1,047
Other[3]	276	4	(2)	278
Total non-mortgage-backed securities	7,458	22	(55)	7,425
Mortgage-backed securities
Other U.S. obligations single-family[2]	2,284	—	(14)	2,270
GSE single-family	1,593	13	(1)	1,605
GSE multifamily	9,735	36	(83)	9,688
Total mortgage-backed securities	13,612	49	(98)	13,563
Total	$21,070	$71	$(153)	$20,988

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	Consists of taxable municipal bonds and/or Private Export Funding Corporation (PEFCO) bonds.

UNREALIZED LOSSES

The following tables summarize AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$209	$—	$2,972	$(12)	$3,181	$(12)
GSE and Tennessee Valley Authority obligations	—	—	126	(1)	126	(1)
State or local housing agency obligations	354	(1)	395	(1)	749	(2)
Total non-mortgage-backed securities	563	(1)	3,493	(14)	4,056	(15)
Mortgage-backed securities
Other U.S. obligations single-family[1]	1,123	(2)	2,076	(14)	3,199	(16)
GSE single-family	545	(3)	32	—	577	(3)
GSE multifamily	2,713	(6)	6,315	(35)	9,028	(41)
Total mortgage-backed securities	4,381	(11)	8,423	(49)	12,804	(60)
Total	$4,944	$(12)	$11,916	$(63)	$16,860	$(75)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$3,645	$(29)	$—	$—	$3,645	$(29)
GSE and Tennessee Valley Authority obligations	1,701	(23)	—	—	1,701	(23)
State or local housing agency obligations	555	(1)	6	—	561	(1)
Other[2]	97	(2)	—	—	97	(2)
Total non-mortgage-backed securities	5,998	(55)	6	—	6,004	(55)
Mortgage-backed securities
Other U.S. obligations single-family[1]	2,270	(14)	—	—	2,270	(14)
GSE single-family	277	(1)	33	—	310	(1)
GSE multifamily	8,166	(66)	926	(17)	9,092	(83)
Total mortgage-backed securities	10,713	(81)	959	(17)	11,672	(98)
Total	$16,711	$(136)	$965	$(17)	$17,676	$(153)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Consists of taxable municipal bonds and/or PEFCO bonds.

CONTRACTUAL MATURITY

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31, 2016		December 31, 2015
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$133	$134	$430	$431
Due after one year through five years	489	496	968	978
Due after five years through ten years	4,452	4,447	4,664	4,637
Due after ten years	1,086	1,090	1,396	1,379
Total non-mortgage-backed securities	6,160	6,167	7,458	7,425
Mortgage-backed securities	16,823	16,802	13,612	13,563
Total	$22,983	$22,969	$21,070	$20,988

NET GAINS (LOSSES) FROM SALE OF AFS SECURITIES

During the year ended December 31, 2016, the Bank received $287 million in proceeds from the sale of AFS securities and recognized gains of less than $1 million. During the year ended December 31, 2015, the Bank did not sell any AFS securities. During the year ended December 31, 2014, the Bank received $97 million in proceeds from the sale of an AFS security and recognized gross gains of $1 million.

Note 6 — Held-to-Maturity Securities

MAJOR SECURITY TYPES

HTM securities were as follows (dollars in millions):

	December 31, 2016
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$397	$60	$(1)	$456
State or local housing agency obligations	688	1	(11)	678
Total non-mortgage-backed securities	1,085	61	(12)	1,134
Mortgage-backed securities
Other U.S. obligations single-family[2]	26	—	—	26
Other U.S. obligations commercial[2]	4	—	—	4
GSE single-family	3,543	4	(20)	3,527
Private-label residential	16	—	(1)	15
Total mortgage-backed securities	3,589	4	(21)	3,572
Total	$4,674	$65	$(33)	$4,706

	December 31, 2015
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$401	$57	$(2)	$456
State or local housing agency obligations	956	9	—	965
Total non-mortgage-backed securities	1,357	66	(2)	1,421
Mortgage-backed securities
Other U.S. obligations single-family[2]	47	—	—	47
Other U.S. obligations commercial[2]	6	—	—	6
GSE single-family	4,655	9	(15)	4,649
Private-label residential	20	—	(1)	19
Total mortgage-backed securities	4,728	9	(16)	4,721
Total	$6,085	$75	$(18)	$6,142

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

UNREALIZED LOSSES

The following tables summarize HTM securities with unrealized losses by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage backed securities
GSE and Tennessee Valley Authority obligations	$73	$(1)	$—	$—	$73	$(1)
State or local housing agency obligations	291	(11)	10	—	301	(11)
Total non-mortgage backed securities	364	(12)	10	—	374	(12)
Mortgage-backed securities
Other U.S. obligations single-family[1]	12	—	—	—	12	—
Other U.S. obligations commercial[1]	—	—	3	—	3	—
GSE single-family	1,918	(15)	1,224	(5)	3,142	(20)
Private-label residential	5	—	10	(1)	15	(1)
Total mortgage-backed securities	1,935	(15)	1,237	(6)	3,172	(21)
Total	$2,299	$(27)	$1,247	$(6)	$3,546	$(33)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage backed securities
GSE and Tennessee Valley Authority obligations	$96	$(2)	$—	$—	$96	$(2)
State or local housing agency obligations	93	—	—	—	93	—
Total non-mortgage backed securities	189	(2)	—	—	189	(2)
Mortgage-backed securities
Other U.S. obligations single-family[1]	40	—	—	—	40	—
Other U.S. obligations commercial[1]	5	—	—	—	5	—
GSE single-family	3,052	(15)	20	—	3,072	(15)
Private-label residential	—	—	13	(1)	13	(1)
Total mortgage-backed securities	3,097	(15)	33	(1)	3,130	(16)
Total	$3,286	$(17)	$33	$(1)	$3,319	$(18)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31, 2016		December 31, 2015
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$11	$11	$18	$18
Due after one year through five years	62	62	131	131
Due after five years through ten years	367	399	409	440
Due after ten years	645	662	799	832
Total non-mortgage-backed securities	1,085	1,134	1,357	1,421
Mortgage-backed securities	3,589	3,572	4,728	4,721
Total	$4,674	$4,706	$6,085	$6,142
NET GAINS (LOSSES) FROM SALE OF HTM SECURITIES

During the years ended December 31, 2016 and 2015, the Bank did not sell any HTM securities. During the year ended December 31, 2014, the Bank sold HTM securities with a carrying amount of $66 million and recognized gross gains of $9 million. The HTM securities sold had less than 15 percent of the acquired principal outstanding at the time of sale. As such, the sales were considered maturities for purpose of security classification and did not impact the Bank's ability and intent to hold the remaining HTM securities through their stated maturities.

Note 7 — Other-Than-Temporary Impairment

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. As part of its evaluation of securities for OTTI, the Bank considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank will recognize an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, the Bank performs analyses to determine if any of these securities are other-than-temporarily impaired. The analysis of the Bank's AFS and HTM investment securities in an unrealized loss position at December 31, 2016 is discussed below:

•
Other U.S. obligations and GSE and Tennessee Valley Authority securities. The unrealized losses were due primarily to changes in interest rates and credit spreads, and not to a significant deterioration in the fundamental credit quality of the obligations. The strength of the issuers' guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. The Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at December 31, 2016.

•
State or local housing agency obligations. The unrealized losses were due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligations. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at December 31, 2016.

•
Private-label residential mortgage-backed securities. On a quarterly basis, the Bank engages other designated FHLBanks to perform cash flow analyses on its private-label MBS. As of December 31, 2016, the Bank compared the present value of cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At December 31, 2016, the Bank's cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell its private-label MBS and it is not more likely than not that the Bank will be required to see its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at December 31, 2016.

Note 8 — Advances

The Bank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics, and optionality. Fixed rate advances generally have maturities ranging from overnight to 30 years. Variable rate advances generally have maturities ranging from one year to 20 years, where the interest rates reset periodically to a specified interest rate index such as London Interbank Offered Rate (LIBOR) or other specified index. At December 31, 2016, the Bank had advances outstanding with interest rates ranging from 0.58 percent to 8.25 percent.

CONTRACTUAL MATURITY

The following table summarizes the Bank's advances outstanding by contractual maturity (dollars in millions):

	December 31, 2016		December 31, 2015
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$1	3.81%	$1	3.34%
Due in one year or less	22,532	1.13	18,967	0.77
Due after one year through two years	29,791	1.12	8,608	1.48
Due after two years through three years	30,023	0.98	18,517	0.93
Due after three years through four years	17,615	1.00	17,439	0.60
Due after four years through five years	17,197	1.11	16,521	0.74
Thereafter	14,378	1.11	8,858	1.36
Total par value	131,537	1.07%	88,911	0.89%
Premiums	83		128
Discounts	(7)		(9)
Fair value hedging adjustments	(12)		143
Total	$131,601		$89,173

The following table summarizes advances at December 31, 2016 and 2015, by year of contractual maturity or next call date for callable advances, and by year of contractual maturity or next put date for putable advances (dollars in millions):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	2016	2015	2016	2015
Overdrawn demand deposit accounts	$1	$1	$1	$1
Due in one year or less	93,471	73,242	23,532	21,156
Due after one year through two years	9,978	4,513	28,983	7,549
Due after two years through three years	15,515	4,377	30,023	17,576
Due after three years through four years	2,734	2,337	17,615	17,439
Due after four years through five years	7,670	1,818	17,026	16,521
Thereafter	2,168	2,623	14,357	8,669
Total par value	$131,537	$88,911	$131,537	$88,911

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2016 and 2015, the Bank had callable advances outstanding totaling $78.5 billion and $54.8 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise date. Generally these put options are exercised when interest rates increase relative to contractual rates. At December 31, 2016 and 2015, the Bank had putable advances outstanding totaling $1.9 billion and $2.6 billion.

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

The following table summarizes the Bank's prepayment fees on advances, net (dollars in millions):

	For the Years Ended December 31,
	2016	2015	2014
Prepayment fee income	$16	$23	$30
Fair value hedging adjustments[1]	(8)	(12)	(24)
Prepayment fees on advances, net	$8	$11	$6

1	Represents the amortization/accretion of fair value hedging adjustments on closed advance fair value hedge relationships resulting from advance prepayments.

CREDIT RISK EXPOSURE AND SECURITY TERMS

The Bank's potential credit risk from advances is concentrated in commercial bank, thrifts, and insurance companies. At December 31, 2016 and 2015, the Bank had outstanding advances of $77 billion and $37 billion to one member that individually held 10 percent or more of the Bank's advances, which represents 59 percent and 42 percent of total outstanding advances. The members were the same each year. For information related to the Bank's credit risk exposure on advances, refer to "Note 10 — Allowance for Credit Losses."

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

The following tables present information on the Bank's mortgage loans held for portfolio (dollars in millions):

	December 31, 2016
	MPF	MPP	Total
Fixed rate, long-term single-family mortgage loans	$5,272	$397	$5,669
Fixed rate, medium-term[1] single-family mortgage loans	1,148	6	1,154
Total unpaid principal balance	6,420	403	6,823
Premiums	82	14	96
Discounts	(8)	(1)	(9)
Basis adjustments from mortgage loan commitments	5	—	5
Total mortgage loans held for portfolio	$6,499	$416	$6,915
Allowance for credit losses	(2)	—	(2)
Total mortgage loans held for portfolio, net	$6,497	$416	$6,913

	December 31, 2015
	MPF	MPP	Total
Fixed rate, long-term single-family mortgage loans	$4,884	$500	$5,384
Fixed rate, medium-term[1] single-family mortgage loans	1,265	14	1,279
Total unpaid principal balance	6,149	514	6,663
Premiums	76	18	94
Discounts	(9)	(1)	(10)
Basis adjustments from mortgage loan commitments	9	—	9
Total mortgage loans held for portfolio	$6,225	$531	$6,756
Allowance for credit losses	(1)	—	(1)
Total mortgage loans held for portfolio, net	$6,224	$531	$6,755

1	Medium-term is defined as a term of 15 years or less.

The following tables present the Bank's mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	December 31, 2016
	MPF	MPP	Total
Conventional mortgage loans	$5,907	$361	$6,268
Government-insured mortgage loans	513	42	555
Total unpaid principal balance	$6,420	$403	$6,823

	December 31, 2015
	MPF	MPP	Total
Conventional mortgage loans	$5,602	$464	$6,066
Government-insured mortgage loans	547	50	597
Total unpaid principal balance	$6,149	$514	$6,663

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

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At December 31, 2016 and 2015, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At December 31, 2016 and 2015, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, there were no TDRs related to credit products during the years ended December 31, 2016 and 2015.

The Bank has never experienced a credit loss on its credit products. Based upon the Bank's collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on its credit products as of December 31, 2016 and 2015. Accordingly, the Bank has not recorded any allowance for credit losses for its credit products.

GOVERNMENT-INSURED MORTGAGE LOANS

The Bank invests in government-insured fixed rate mortgage loans in both the MPF and MPP portfolios that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote and has never experienced a credit loss on its government-insured mortgage loans. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at December 31, 2016 and 2015. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

•
Credit Enhancement Obligation of PFI. PFIs have a credit enhancement obligation at the time a mortgage loan is purchased to absorb certain losses in excess of the FLA in order to limit the Bank's loss exposure to that of an investor in an investment grade MBS. PFIs pledge collateral to secure this obligation.

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

ALLOWANCE METHODOLOGY

The Bank utilizes an allowance for credit losses to reserve for estimated losses in its conventional MPF and MPP mortgage loan portfolios at the balance sheet date. The measurement of the Bank's MPF and MPP allowance for credit losses is determined by the following:

•
reviewing similar conventional mortgage loans for impairment on a collective basis. This evaluation is primarily based on the following factors: (i) current loan delinquencies, (ii) loans migrating to collateral-dependent status, and (iii) actual historical loss severities;

•	reviewing conventional mortgage loans for impairment on an individual basis; and

•
estimating additional credit losses in the conventional mortgage loan portfolio. These losses result from other factors that may not be captured in the methodology previously described at the balance sheet date, which include but are not limited to certain quantifiable economic factors, such as unemployment rates and home prices impacting housing markets.

The following table summarizes the allowance for credit losses and recorded investment of the Bank's conventional mortgage loan portfolio by impairment methodology (dollars in millions):

	MPF	MPP[1]	Total
Allowance for credit losses, December 31, 2016
Collectively evaluated for impairment	$2	$—	$2

Allowance for credit losses, December 31, 2015
Collectively evaluated for impairment	$1	$—	$1

Recorded investment, December 31, 2016[2]
Collectively evaluated for impairment	$5,960	$346	$6,306
Individually evaluated for impairment, without a related allowance	45	27	72
Total recorded investment	$6,005	$373	$6,378

Recorded investment, December 31, 2015[2]
Collectively evaluated for impairment	$5,659	$449	$6,108
Individually evaluated for impairment, without a related allowance	37	31	68
Total recorded investment	$5,696	$480	$6,176

1	The allowance for credit losses on MPP loans was less than $1 million at December 31, 2016 and 2015.

2	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

CREDIT QUALITY INDICATORS

Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank's key credit quality indicators for mortgage loans (dollars in millions):

	December 31, 2016
	MPF		MPP
	Conventional	Government	Conventional	Government	Total
Past due 30 - 59 days	$50	$18	$11	$4	$83
Past due 60 - 89 days	17	7	5	2	31
Past due 90 - 179 days	9	6	2	1	18
Past due 180 days or more	22	5	12	2	41
Total past due mortgage loans	98	36	30	9	173
Total current mortgage loans	5,907	491	343	35	6,776
Total recorded investment of mortgage loans[1]	$6,005	$527	$373	$44	$6,949

In process of foreclosure (included above)[2]	$16	$2	$7	$—	$25
Serious delinquency rate[3]	1%	2%	4%	7%	1%
Past due 90 days or more and still accruing interest[4]	$—	$11	$—	$3	$14
Non-accrual mortgage loans[5]	$36	$—	$24	$—	$60

	December 31, 2015
	MPF		MPP
	Conventional	Government	Conventional	Government	Total
Past due 30 - 59 days	$57	$21	$13	$5	$96
Past due 60 - 89 days	16	7	4	2	29
Past due 90 - 179 days	12	5	3	1	21
Past due 180 days or more	30	5	16	3	54
Total past due mortgage loans	115	38	36	11	200
Total current mortgage loans	5,581	524	444	42	6,591
Total recorded investment of mortgage loans[1]	$5,696	$562	$480	$53	$6,791

In process of foreclosure (included above)[2]	$19	$4	$9	$—	$32
Serious delinquency rate[3]	1%	2%	4%	8%	1%
Past due 90 days or more and still accruing interest[4]	$—	$10	$—	$4	$14
Non-accrual mortgage loans[5]	$46	$—	$32	$—	$78

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

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

The Bank did not recognize any interest income on impaired loans during the years ended December 31, 2016, 2015, and 2014.

The following table summarizes the average recorded investment of the Bank's individually evaluated impaired loans (dollars in millions):

	For the Years Ended December 31,
	2016	2015	2014
Impaired loans with an allowance
Conventional MPF Loans	$—	$—	$19
Conventional MPP Loans	—	—	—
Impaired loans without an allowance
Conventional MPF Loans	41	44	26
Conventional MPP Loans	29	19	—
Total
Conventional MPF Loans	$41	$44	$45
Conventional MPP Loans	$29	$19	$—

TERM SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for its term securities purchased under agreements to resell at December 31, 2016 and 2015.

OFF-BALANCE SHEET CREDIT EXPOSURES

At December 31, 2016 and 2015, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank's off-balance sheet credit exposures, see "Note 18 — Commitments and Contingencies."

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

Derivative financial instruments are used by the Bank to achieve its financial and risk management objectives. The Bank reevaluates its hedging strategies from time to time and may change the hedging techniques it uses or may adopt new strategies. The most common ways in which the Bank uses derivatives are to:

•	reduce the interest rate sensitivity and repricing gaps of assets and liabilities;

•
preserve an interest rate spread between the yield of an asset and the cost of the related liability. Without the use of derivatives, this interest rate spread could be reduced or eliminated when a change in the interest rate on the asset does not match a change in the interest rate on the liability;

•	mitigate the adverse earnings effects of the shortening or extension of certain assets and liabilities;

•	manage embedded options in assets and liabilities; and

•	reduce funding costs by combining a derivative with a consolidated obligation, as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation;

APPLICATION OF DERIVATIVES

The Bank transacts most of its derivative transactions with large banks and major broker-dealers. Over-the-counter derivative transactions may be either executed directly with a counterparty (uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Derivative Clearing Organization (cleared derivatives). Once a derivative transaction has been accepted for clearing by a Derivative Clearing Organization (Clearinghouse), the derivative transaction is novated and the executing counterparty is replaced with the Clearinghouse. The Bank is not a derivative dealer and does not trade derivatives for short-term profit.

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

•
Futures/Forwards Contracts. Futures and forwards contracts gives the buyer the right to buy or sell a specific type of asset at a specific time at a given price. For example, certain mortgage purchase commitments entered into by the Bank are considered derivatives. The Bank may hedge these commitments by selling “to-be-announced” (TBA) MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price.

TYPES OF HEDGED ITEMS

The Bank may have the following types of hedged items:

•
Investment Securities. The Bank primarily invests in other U.S. obligations, GSE and Tennessee Valley Authority obligations, state or local housing agency obligations, and MBS, and classifies them as either trading, AFS, or HTM. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may fund investment securities with callable consolidated obligations or utilize interest rate swaps, caps, floors, or swaptions to manage interest rate risk. The Bank manages the risk arising from changing market prices of trading securities by entering into economic derivatives that generally offset the changes in fair value of the securities.

•
Advances. The Bank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics, and optionality. The Bank may use derivatives to adjust the repricing and/or option characteristics of advances in order to more closely match the characteristics of its funding liabilities. In general, whenever a borrower executes a fixed rate advance or a variable rate advance with embedded options, the Bank may simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the advance. For example, the Bank may hedge a fixed rate advance with an interest rate swap where the Bank pays a fixed rate coupon and receives a variable rate coupon, effectively converting the fixed rate advance to a variable rate advance. This type of hedge is typically treated as a fair value hedge. In addition, the Bank may hedge a callable advance, which gives the borrower the option to extinguish the fixed rate advance, by entering into a cancelable interest rate swap.

•
Mortgage Loans. The Bank invests in fixed rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in actual and estimated prepayment speeds. The Bank manages the interest rate risk associated with mortgage loans through a combination of debt issuance and derivatives. The Bank may issue both callable and noncallable debt and prepayment-linked consolidated obligations to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The Bank may also purchase interest rate caps, floors, or swaptions to minimize the interest rate risk embedded in mortgage assets. Although these derivatives are valid economic hedges, they are not specifically linked to individual mortgage assets and, therefore, do not receive fair value hedge accounting. The fair value changes on these derivatives are recorded through earnings with no offsetting hedged item fair value adjustment. As a result, they introduce the potential for earnings variability.

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

•
Firm Commitments. Certain mortgage loan purchase commitments are considered derivatives. The Bank normally hedges these commitments by selling TBA MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price. The mortgage purchase commitment and the TBA used in the firm commitment hedging strategy are considered economic hedges. When the mortgage loan purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized over the contractual life of the mortgage loan using the level-yield method. The Bank may also hedge a firm commitment for a forward-starting advance through the use of an interest-rate swap (fair value hedge). In this case, the interest rate swap will function as the hedging instrument for both the firm commitment and the subsequent advance and is treated as a fair value hedge.

For additional information on the Bank's derivative and hedging accounting policy, see "Note 1 — Summary of Significant Account Policies."

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

The following table summarizes the Bank's notional amount and the fair value of derivative instruments, including the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	December 31, 2016			December 31, 2015
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$51,896	$183	$688	$37,526	$134	$635
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	1,414	20	56	1,456	21	70
Interest rate swaptions	—	—	—	200	—	—
Forward settlement agreements (TBAs)	94	1	—	45	—	—
Mortgage delivery commitments	102	—	—	51	—	—
Total derivatives not designated as hedging instruments	1,610	21	56	1,752	21	70
Total derivatives before netting and collateral adjustments	$53,506	204	744	$39,278	155	705
Netting adjustments and cash collateral[1]		(13)	(668)		(61)	(603)
Total derivative assets and derivative liabilities		$191	$76		$94	$102

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. Cash collateral posted by the Bank (including accrued interest) was $658 million and $542 million at December 31, 2016 and 2015. At December 31, 2016 the Bank received $2 million of cash collateral from clearing agents and/or counterparties. At December 31, 2015, the Bank had not received any cash collateral from clearing agents and/or counterparties.

The following table summarizes the components of “Net gains (losses) on derivatives and hedging activities” as presented in the Statements of Income (dollars in millions):

	For the Years Ended December 31,
	2016	2015	2014
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$13	$(7)	$(40)
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	12	(10)	(63)
Interest rate caps	—	—	—
Forward settlement agreements (TBAs)	2	(1)	(5)
Mortgage delivery commitments	(2)	—	5
Net interest settlements	(18)	(20)	(20)
Total net gains (losses) related to derivatives not designated as hedging instruments	(6)	(31)	(83)
Net gains (losses) on derivatives and hedging activities	$7	$(38)	$(123)

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships, the net fair value hedge ineffectiveness, and the effect of those derivatives on the Bank's net interest income (dollars in millions):

	For the Year Ended December 31, 2016
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$99	$(80)	$19	$(142)
Advances[2]	147	(142)	5	(140)
Consolidated obligation bonds	(359)	348	(11)	76
Total	$(113)	$126	$13	$(206)

	For the Year Ended December 31, 2015
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(51)	$41	$(10)	$(154)
Advances[2]	65	(65)	—	(177)
Consolidated obligation bonds	18	(15)	3	110
Total	$32	$(39)	$(7)	$(221)

	For the Year Ended December 31, 2014
Hedged Item Type	Gains (Losses) on Derivatives	Gains(Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(325)	$281	$(44)	$(115)
Advances[2]	45	(43)	2	(163)
Consolidated obligation bonds	66	(64)	2	70
Total	$(214)	$174	$(40)	$(208)

1
Represents the net interest settlements on derivatives in fair value hedge relationships and the amortization of the financing element of off-market derivatives, both of which are included in the interest income or interest expense line item of the respective hedged item type. The amortization for off-market derivatives totaled $28 million and $23 million for the years ended December 31, 2016 and 2015. In 2014, the Bank did not record any amortization for off-market derivatives through net interest income.

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

Certain of the Bank's uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. If the Bank's credit rating is lowered by a NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2016, was $167 million, for which the Banks posted collateral with a fair value of $95 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $43 million of collateral at fair value to its uncleared derivatives counterparties at December 31, 2016.

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

The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and has determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default, including a bankruptcy, insolvency, or similar proceeding involving the Clearinghouse or the clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse. The Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents, based on credit considerations, at December 31, 2016.

OFFSETTING OF DERIVATIVE ASSETS AND DERIVATIVE LIABILITIES

The Bank presents derivative instruments, related cash collateral, including initial and variation margin, received or pledged, and associated accrued interest on a net basis by clearing agent and/or by counterparty when it has met the netting requirements. Additional information regarding these agreements is provided in “Note 1 — Summary of Significant Accounting Policies.”

The following table presents the fair value of derivative instruments meeting or not meeting the netting requirements, including the related collateral received from or pledged to counterparties (dollars in millions):

	December 31, 2016		December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared derivatives	$97	$263	$110	$406
Cleared derivatives	107	481	45	299
Total gross recognized amount	204	744	155	705
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(95)	(187)	(109)	(304)
Cleared derivatives	82	(481)	48	(299)
Total gross amounts of netting adjustments and cash collateral	(13)	(668)	(61)	(603)
Net amounts after netting adjustments and cash collateral
Uncleared derivatives	2	76	1	102
Cleared derivatives	189	—	93	—
Total derivative assets and derivative liabilities	$191	$76	$94	$102

Note 12 — Deposits
The Bank offers demand and overnight deposits as well as short-term interest bearing deposits to members and qualifying non-members. Deposits classified as demand and overnight pay interest based on a daily interest rate. Short-term interest bearing deposits pay interest based on a fixed rate determined at the issuance of the deposit. Average interest rates paid on interest-bearing deposits were 0.08 percent, 0.03 percent, and 0.01 percent for the years ended December 31, 2016, 2015, and 2014.
The following table details the Bank's interest bearing and non-interest bearing deposits (dollars in millions):

	December 31,
	2016	2015
Interest-bearing
Demand and overnight	$855	$722
Term	166	202
Non-interest-bearing
Demand	92	186
Total	$1,113	$1,110

The aggregate amount of term deposits with a denomination of $250 thousand or more (Federal Deposit Insurance Corporation insured limit) was $165 million and $201 million at December 31, 2016 and 2015.

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At December 31, 2016 and 2015, the total par value of outstanding consolidated obligations of the FHLBanks was $989.3 billion and $905.2 billion.

DISCOUNT NOTES

The following table summarizes the Bank's discount notes (dollars in millions):

	December 31, 2016		December 31, 2015
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$81,019	0.49%	$99,074	0.31%
Discounts and concessions[1]	(72)		(84)
Total	$80,947		$98,990

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank's bonds outstanding by contractual maturity (dollars in millions):

	December 31, 2016		December 31, 2015
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$47,733	0.88%	$15,676	0.78%
Due after one year through two years	13,135	0.94	3,808	2.91
Due after two years through three years	15,414	1.48	1,604	2.13
Due after three years through four years	2,288	3.28	2,780	2.93
Due after four years through five years	7,152	1.66	2,243	3.35
Thereafter	4,331	3.04	4,788	3.08
Total par value	90,053	1.22%	30,899	1.85%
Premiums	254		312
Discounts and concessions[1]	(79)		(35)
Fair value hedging adjustments	(330)		32
Total	$89,898		$31,208

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank's bonds outstanding by call features (dollars in millions):

	December 31,
	2016	2015
Noncallable or nonputable	$87,804	$28,050
Callable	2,249	2,849
Total par value	$90,053	$30,899

The following table summarizes the Bank's bonds outstanding by year of contractual maturity or next call date (dollars in millions):

	December 31,
Year of Contractual Maturity or Next Call Date	2016	2015
Due in one year or less	$50,182	$18,420
Due after one year through two years	12,942	3,863
Due after two years through three years	14,158	1,065
Due after three years through four years	2,138	1,440
Due after four years through five years	6,717	1,813
Thereafter	3,916	4,298
Total par value	$90,053	$30,899
Bonds are issued with fixed or variable rate payment terms that use a variety of indices for interest rate resets such as LIBOR. To meet the specific needs of certain investors, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features. When bonds are issued on the Bank's behalf, it may concurrently enter into a derivative agreement to effectively convert the fixed rate payment stream to variable or to offset the embedded features in the bond.

Beyond having fixed or variable rate payment terms, bonds may also have the following broad terms regarding either principal repayment or interest payments:

•
Indexed Principal Redemption Bonds (Index Amortizing Notes). These notes repay principal according to amortization schedules that are linked to the level of a certain index and have fixed rate coupon payment terms. Usually, as market interest rates rise (fall), the average life of the index amortizing notes extends (contracts); and

•
Optional Principal Redemption Bonds (Callable Bonds). These bonds may be redeemed by the Bank in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings.

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

Extinguishment of Debt

During the years ended December 31, 2016 and 2015, the Bank did not extinguish any bonds. During the year ended December 31, 2014, the Bank extinguished certain bonds and recognized losses of $13 million in other income (loss).

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

There was no shortfall, as described above, in 2016, 2015, or 2014. If an FHLBank finds that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make any such application in 2016, 2015, or 2014. Although the Bank did not experience a shortfall, its Board of Directors approved a voluntary contribution of $2 million for the year ended December 31, 2015. The voluntary contribution was included in "AHP voluntary contributions" in the Statements of Income. The voluntary contribution was awarded in 2016 together with the Bank's 10 percent required contribution.

The following table presents a rollforward of the Bank’s AHP liability (dollars in millions):

	For the Years Ended December 31,
	2016	2015	2014
Balance, beginning of year	$62	$41	$38
Acquired from merger	—	17	—
Assessments	75	15	14
Voluntary contributions	—	2	—
Disbursements	(21)	(13)	(11)
Balance, end of year	$116	$62	$41

Note 15 — Capital

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

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At December 31, 2016 and 2015, the Bank had no excess capital stock outstanding.

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

As a result of the final rule on membership issued by the Finance Agency effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance companies ineligible for FHLBank membership. Captive insurance company members that were admitted as members prior to September 12, 2014 (the date of the Finance Agency proposed this rule) will have their memberships terminated no later than February 19, 2021. Captive insurance company members that were admitted as members after September 12, 2014 will have their memberships terminated no later than February 19, 2017. On the effective date of the final rule, the Bank reclassified $723 million of capital stock, the total outstanding capital stock held by all of the captive insurance companies that were Bank members, to mandatorily redeemable capital stock. At December 31, 2016 and 2015, the Bank's mandatorily redeemable capital stock totaled $664 million and $103 million.

If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense. The Bank recorded interest expense on mandatorily redeemable capital stock of $21 million and $3 million for the years ended December 31, 2016 and 2015. For 2014, interest expense on mandatorily redeemable capital stock was less than $1 million.

The following table summarizes changes in mandatorily redeemable capital stock (dollars in millions):

	For the Years Ended December 31,
	2016	2015	2014
Balance, beginning of period	$103	$24	$9
Mandatorily redeemable capital stock assumed from merger	—	725	—
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	742	(72)	31
Repurchases/redemptions of mandatorily redeemable capital stock	(181)	(574)	(16)
Balance, end of period	$664	$103	$24

The following table summarizes the Bank's mandatorily redeemable capital stock by year of contractual redemption (dollars in millions):

	December 31,
Year of Contractual Redemption[1]	2016	2015
Due in one year or less	$4	$7
Due after one year through two years	5	4
Due after two years through three years	4	65
Due after three years through four years	—	4
Due after four years through five years	1	—
Thereafter[2]	631	—
Past contractual redemption date due to outstanding activity with the Bank	19	23
Total	$664	$103

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

ADDITIONAL CAPITAL FROM MERGER

The Bank recognized the net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a capital account captioned “Additional capital from merger.” The Bank treats this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends on capital stock have been paid from this account since the merger date and the Bank intends to pay future dividends, when and if declared, from this account until the additional capital from merger balance is depleted. At December 31, 2016 and 2015, the Bank's additional capital from merger balance totaled $52 million and $194 million.

RESTRICTED RETAINED EARNINGS

The Bank entered into a JCE Agreement with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. It requires the Bank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At December 31, 2016 and 2015, the Bank's restricted retained earnings account totaled $231 million and $101 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in AOCI (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Notes 5 and 7)	Pension and postretirement benefits (Note 16)	Total AOCI
Balance, December 31, 2013	$88	$(1)	$87
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	39	—	39
Reclassifications from other comprehensive income (loss) to net income
Net realized (gains) losses on sale of securities	(1)	—	(1)
Amortization - pension and postretirement	—	(2)	(2)
Net current period other comprehensive income (loss)	38	(2)	36
Balance, December 31, 2014	126	(3)	123
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(208)	—	(208)
Amortization - pension and postretirement	—	1	1
Net current period other comprehensive income (loss)	(208)	1	(207)
Balance, December 31, 2015	(82)	(2)	(84)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	68	—	68
Amortization - pension and postretirement	—	(2)	(2)
Net current period other comprehensive income (loss)	68	(2)	66
Balance, December 31, 2016	$(14)	$(4)	$(18)

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At December 31, 2016 and 2015, nonpermanent capital included additional capital from merger.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations.

The following table shows the Bank's compliance with the Finance Agency's regulatory capital requirements (dollars in millions) as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$1,046	$8,031	$951	$5,618
Regulatory capital	$7,224	$8,083	$5,495	$5,812
Leverage capital	$9,030	$12,098	$6,869	$8,621
Capital-to-assets ratio	4.00%	4.48%	4.00%	4.23%
Leverage ratio	5.00%	6.70%	5.00%	6.28%

CAPITAL CLASSIFICATION DETERMINATION

The Bank is subject to the Finance Agency's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, establishes criteria for four capital classifications (adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. The Bank satisfied these requirements at December 31, 2016 and was classified as adequately capitalized. If the Bank becomes classified into a capital classification other than adequately capitalized, it will be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

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

In August of 2016, the Bank's Board of Directors elected to freeze the Pentegra DB Plan effective January 1, 2017. After the freeze, participants no longer accrue new benefits under the Pentegra DB Plan.

As a result of the Merger with the Seattle Bank, the Bank has two defined benefit pension plans under the same multiemployer plan. Prior to the plan freeze, employees of the Des Moines Bank were eligible to participate in the Des Moines Pentegra Defined Benefit Pension Plan (Des Moines Bank DB Plan) if hired on or before December 31, 2010. Employees previously employed by the Seattle Bank were eligible to participate in the Seattle Pentegra Defined Benefit Pension Plan (Seattle Bank DB Plan) if they were hired before January 1, 2005.
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

The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2015. The Bank's contributions for the plan years ended June 30, 2015 and June 30, 2014 were not more than five percent of the total contributions to the Pentegra DB Plan.

The following table summarizes the net pension cost and funded status of the Pentegra DB Plan (dollars in millions):

	2016	2015	2014
Net pension cost[1]	$4	$14	$2
Pentegra DB Plan's funded status as of July 1	104.12%	106.89%	111.44%
Des Moines Bank DB Plan's funded status as of July 1	106.67%	115.83%	123.13%
Seattle Bank DB Plan's funded status as of July 1	108.16%	113.3%	N/A

1	Represents the net pension cost charged to compensation and benefits expense in the Statements of Income for the years ended December 31, 2016, 2015, and 2014.

The increase in 2015 net pension cost was due to the acquisition of the Seattle Bank DB Plan as a result of the Merger. During 2015, the Bank made a $10 million discretionary contribution to increase this plan's funding status to a level similar to the Des Moines DB Plan.

The Pentegra DB Plan's funded status as of July 1, 2016 is preliminary and may further increase because plan participants are permitted to make contributions for the plan year ended June 30, 2016 through March 31, 2017. Contributions made on or before March 15, 2017 and designated for the plan year ended June 30, 2016, will be included in the final valuation as of July 1, 2016. The final funded status as of July 1, 2016 will not be available until the Form 5500 for the plan year July 1, 2016 through June 30, 2017 is filed (this Form 5500 is due to be filed no later than April 2018).

The Pentegra DB Plan's funded status as of July 1, 2015 includes all contributions made by plan participants through March 15, 2016. The final funded status as of July 1, 2015 will not be available until the Form 5500 for the plan year July 1, 2015 through June 30, 2016 is filed (this Form 5500 is due to be filed no later than April 2017).
OTHER POSTRETIREMENT BENEFIT PLANS
In addition to the Pension Plan, we have one qualified defined contribution benefit plan, the Federal Home Loan Bank of Des Moines 401(k) Savings Plan. The Bank also offers the Benefit Equalization Plan (BEP), a nonqualified retirement plan which includes both a nonqualified defined contribution plan and a nonqualified defined benefit plan. In August of 2016, the Bank's Board of Directors elected to freeze the BEP defined benefit plan effective January 1, 2017. After the freeze, participants no longer accrue new benefits under the BEP defined benefit plan.

Note 17 — Fair Value

Fair value amounts are determined by the Bank using available market information and reflect the Bank's best judgment of appropriate valuation methods. The fair value hierarchy requires an entity to maximize the use of significant observable inputs and minimize the use of significant unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of market observability of the fair value measurement for the asset or liability.

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no material transfers during the years ended December 31, 2016 and 2015.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank's financial instruments at December 31, 2016 (dollars in millions). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$223	$223	$—	$—	$—	$223
Interest-bearing deposits	2	—	2	—	—	2
Securities purchased under agreements to resell	5,925	—	5,925	—	—	5,925
Federal funds sold	5,095	—	5,095	—	—	5,095
Trading securities	2,553	—	2,553	—	—	2,553
Available-for-sale securities	22,969	—	22,969	—	—	22,969
Held-to-maturity securities	4,674	—	4,691	15	—	4,706
Advances	131,601	—	131,772	—	—	131,772
Mortgage loans held for portfolio, net	6,913	—	6,918	71	—	6,989
Loans to other FHLBanks	200	—	200	—	—	200
Accrued interest receivable	197	—	197	—	—	197
Derivative assets, net	191	—	204	—	(13)	191
Other assets	24	24	—	—	—	24
Liabilities
Deposits	(1,113)	—	(1,113)	—	—	(1,113)
Consolidated obligations
Discount notes	(80,947)	—	(80,943)	—	—	(80,943)
Bonds	(89,898)	—	(90,370)	—	—	(90,370)
Total consolidated obligations	(170,845)	—	(171,313)	—	—	(171,313)
Mandatorily redeemable capital stock	(664)	(664)	—	—	—	(664)
Accrued interest payable	(180)	—	(180)	—	—	(180)
Derivative liabilities, net	(76)	—	(744)	—	668	(76)

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

As of December 31, 2016 and 2015, four prices were received for the majority of the Bank's investment securities and the final prices for those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Loans to other FHLBanks. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The fair value approximates the carrying value.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2016 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$216	$—	$—	$216
GSE and Tennessee Valley Authority obligations	—	1,611	—	—	1,611
Other non-MBS	—	273	—	—	273
GSE multifamily MBS	—	453	—	—	453
Total trading securities	—	2,553	—	—	2,553
Available-for-sale securities
Other U.S. obligations	—	3,529	—	—	3,529
GSE and Tennessee Valley Authority obligations	—	1,351	—	—	1,351
State or local housing agency obligations	—	1,009	—	—	1,009
Other non-MBS	—	278	—	—	278
Other U.S. obligations single-family MBS	—	3,838	—	—	3,838
GSE single-family MBS	—	1,261	—	—	1,261
GSE multifamily MBS	—	11,703	—	—	11,703
Total available-for-sale securities	—	22,969	—	—	22,969
Derivative assets, net
Interest-rate related	—	204	—	(13)	191
Other assets	24	—	—	—	24
Total recurring assets at fair value	$24	$25,726	$—	$(13)	$25,737
Liabilities
Derivative liabilities, net
Interest-rate related	—	(744)	—	668	(76)
Total recurring liabilities at fair value	$—	$(744)	$—	$668	$(76)

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

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2015 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$237	$—	$—	$237
GSE and Tennessee Valley Authority obligations	—	3,077	—	—	3,077
Other non-MBS	—	276	—	—	276
GSE multifamily MBS	—	457	—	—	457
Total trading securities	—	4,047	—	—	4,047
Available-for-sale securities
Other U.S. obligations	—	3,985	—	—	3,985
GSE and Tennessee Valley Authority obligations	—	2,115	—	—	2,115
State or local housing agency obligations	—	1,047	—	—	1,047
Other non-MBS	—	278	—	—	278
Other U.S. obligations single-family MSB	—	2,270	—	—	2,270
GSE single-family MBS	—	1,605	—	—	1,605
GSE multifamily MBS	—	9,688	—	—	9,688
Total available-for-sale securities	—	20,988	—	—	20,988
Advances[2]		8			8
Derivative assets, net
Interest-rate related	—	155	—	(61)	94
Other assets	19	—	—	—	19
Total recurring assets at fair value	$19	$25,198	$—	$(61)	$25,156
Liabilities
Bonds[2]	—	(15)	—	—	(15)
Derivative liabilities, net
Interest-rate related	—	(705)	—	603	(102)
Total recurring liabilities at fair value	$—	$(720)	$—	$603	$(117)

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

2	Represents financial instruments recorded under the fair value option.

FAIR VALUE ON A NON-RECURRING BASIS

The Bank measures certain impaired mortgage loans held for portfolio at level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances.The Bank estimates fair value of these assets based primarily on a broker price opinion or property values from an external pricing vendor. The Bank applies a haircut on these values which can range between 10 and 20 percent, to capture certain limitations in the estimation process and takes into consideration estimated selling costs of 10 percent and expected PMI proceeds. At December 31, 2016 and 2015, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $15 million and $25 million. These fair values were as of the date the fair value adjustment was recorded during the years ended December 31, 2016 and 2015.

Note 18 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At December 31, 2016 and 2015, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $818.2 billion and $775.2 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	December 31, 2016			December 31, 2015
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit	$7,130	$151	$7,281	$5,482
Standby bond purchase agreements	135	323	458	560
Commitments to purchase mortgage loans	102	—	102	51
Commitments to issue discount notes	—	—	—	2,500
Commitments to fund advances	245	35	280	145
Other commitments	—	—	—	87

Standby Letters of Credit. A standby letter of credit is a financing arrangement between the Bank and a member. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 13 years, currently no later than 2025. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $3 million and $2 million at December 31, 2016 and 2015.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At December 31, 2016, the Bank had standby bond purchase agreements with five housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2024. During the years ended December 31, 2016, 2015, and 2014, the Bank was not required to purchase any bonds under these agreements. For each of the years ended December 31, 2016, 2015, and 2014, the Bank received fees for the guarantees totaling $2 million.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at December 31, 2016 and 2015 is reported in “Note 11 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Commitments to Issue Discount Notes. At December 31, 2016, the Bank had no commitments to issue consolidated obligation discount notes. At December 31, 2015, the Bank had commitments to issue $2.5 billion of consolidated obligation discount notes.

Commitments to Fund Advances. The Bank enters into commitments that legally bind it to fund additional advances up to 24 months in the future. At December 31, 2016 and 2015, the Bank had commitments to fund advances of $280 million and $145 million.

Lease Commitments. The Bank charged to operating expenses net rental costs of $2 million, $4 million, and $1 million for the years ended December 31, 2016, 2015, and 2014. Total future minimum lease payments for premises and equipment were $12 million at December 31, 2016. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from the increases in property taxes and maintenance expenses. These increases are not expected to have a material effect on the Bank.

Other Commitments. On December 30, 2013, the Bank entered into an agreement with the Iowa Finance Authority (IFA) to purchase up to $100 million of taxable multi-family mortgage revenue bonds. As of December 31, 2015, the Bank had a commitment to purchase $87 million of bonds under the IFA agreement. As of December 31, 2016, the Bank did not have a commitment to purchase bonds as the IFA agreement expired on June 30, 2016.
The Bank has an FLA memorandum account which is used to track the Bank's potential loss exposure under each MPF master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $99 million and $93 million at December 31, 2016 and 2015. For additional information related to the FLA commitment, refer to "Note 10 — Allowance for Credit Losses.”
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
The Bank records legal expenses related to litigation settlements as incurred in other expense in the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement.  During the year ended December 31, 2016, the Bank recognized $376 million in net gains on litigation settlements through other income (loss) due to the settlement of certain private-label MBS claims. During the year ended December 31, 2015, the Bank recognized $14 million in net gains on litigation settlements.

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

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions (dollars in millions):

	December 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Advances	$2,497	2	$1,606	2
Mortgage loans	186	3	151	2
Deposits	82	7	17	2
Capital stock	157	2	120	2

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At December 31, 2016, the Bank had the following business concentrations with stockholders (dollars in millions):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.	$3,093	47	$77,075	$—	$429
Superior Guaranty Insurance Company[3]	28	1	—	683	—
Wells Fargo Bank Northwest N.A.[3]	2	—	—	38	—
Total	$3,123	48	$77,075	$721	$429

1
Pursuant to applicable Finance Agency regulations, the Bank's voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank's capital stock.

2
Represents interest income earned on advances during the year ended December 31, 2016. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

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

Note 20 — Activities with Other FHLBanks

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the years ended December 31, 2016, 2015, and 2014 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2016
Cincinnati	$—	$100	$(100)	$—
San Francisco	—	200	—	200
	$—	$300	$(100)	$200

2015
Topeka	$—	$210	$(210)	$—

2014
Chicago	$—	$10	$(10)	$—
Topeka	—	10	(10)	—
	$—	$20	$(20)	$—

The following table summarizes borrowing activity from other FHLBanks during the years ended December 31, 2016, 2015, and 2014 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2016
Atlanta	$—	$300	$(300)	$—
Boston	—	100	(100)	—
Chicago	—	200	(200)	—
Cincinnati	—	300	(300)	—
Indianapolis	—	300	(300)	—
New York	—	300	(300)	—
San Francisco	—	500	(500)	—
	$—	$2,000	$(2,000)	$—

2015
Dallas	$—	$200	$(200)	$—
San Francisco	—	225	(225)	—
	$—	$425	$(425)	$—

2014
Atlanta	$—	$70	$(70)	$—
Chicago	—	150	(150)	—
Dallas	—	60	(60)	—
San Francisco	—	150	(150)	—
	$—	$430	$(430)	$—

At December 31, 2016 and 2015, the interest income and expense related to these transactions was immaterial.

Note 21 — Subsequent Events

In 2017, the Bank entered into a settlement agreement with a certain defendant in the Bank's private-label MBS litigation for $21 million (after netting certain legal fees and expenses). The net settlement will be recorded as additional income in other income (loss) in the Bank's Statements of Income for the quarter ended March 31, 2017.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
Selected Quarterly Financial Information

The following table presents a summary of our Statements of Condition (dollars in millions):

	2016
Statements of Condition	December 31,	September 30,	June 30,	March 31,
Cash	$223	$245	$460	$242
Investments[1]	41,218	42,851	44,143	45,666
Advances	131,601	125,828	116,294	101,157
Mortgage loans held for portfolio, net[2]	6,913	6,792	6,640	6,667
Total assets	180,605	176,074	167,860	154,056
Consolidated obligations
Discount notes	80,947	84,481	92,521	103,699
Bonds	89,898	82,454	66,599	42,459
Total consolidated obligations[3]	170,845	166,935	159,120	146,158
Mandatorily redeemable capital stock	664	675	698	732
Total liabilities	173,204	169,069	161,356	148,420
Capital stock — Class B putable	5,917	5,658	5,241	4,607
Additional capital from merger	52	92	128	163
Retained earnings	1,450	1,294	1,220	988
Accumulated other comprehensive income (loss)	(18)	(39)	(85)	(122)
Total capital	7,401	7,005	6,504	5,636

	2015
Statements of Condition	December 31,	September 30,	June 30, Revised[4]	March 31,
Cash	$982	$765	$483	$342
Investments[1]	40,167	37,911	42,754	27,059
Advances	89,173	74,484	68,181	63,562
Mortgage loans held for portfolio, net	6,755	6,878	7,029	6,544
Total assets	137,374	120,360	118,758	97,732
Consolidated obligations
Discount notes	98,990	77,247	70,227	60,420
Bonds	31,208	36,488	41,974	32,031
Total consolidated obligations[5]	130,198	113,735	112,201	92,451
Mandatorily redeemable capital stock	103	106	119	24
Total liabilities	131,749	115,242	113,774	93,445
Capital stock — Class B putable	4,714	4,126	3,885	3,428
Additional capital from merger	194	221	246	—
Retained earnings	801	770	731	729
Accumulated other comprehensive income (loss)	(84)	1	122	130
Total capital	5,625	5,118	4,984	4,287

1	Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and HTM securities.

2	Includes as allowance for credit losses of $2 million at December 31, 2016 and September 30, 2016, and $1 million at June 30, 2016 and March 31, 2016.

3
The total par value of outstanding consolidated obligations of the FHLBanks was $989.3 billion, $967.7 billion, $963.8 billion, and $896.8 billion at December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016.

4
Certain June 30, 2015 balances were revised for immaterial errors related to hedge ineffectiveness calculations on swapped AFS investments. These errors were corrected in the September 30, 2015 financial statements and footnotes.

5
The total par value of outstanding consolidated obligations of the FHLBanks was $905.2 billion, $856.5 billion, $852.8 billion, and $812.2 billion at December 31, 2015, September 30, 2015, June 30, 2015, and March 31, 2015.

The following tables present a summary of our Statements of Income (dollars in millions):

	For the Three Months Ended
	2016
Statements of Income	December 31,	September 30,	June 30,	March 31,
Net interest income	$135	$117	$94	$103
Provision (reversal) for credit losses on mortgage loans	1	1	1	—
Other income (loss)[1,2]	77	(5)	192	132
Other expense[3]	36	28	27	27
AHP assessments	19	9	26	21
Net income	156	74	232	187

	For the Three Months Ended
	2015
Statements of Income	December 31,	September 30,	June 30, Revised[4]	March 31,
Net interest income	$81	$88	$80	$68
Provision (reversal) for credit losses on mortgage loans	—	1	1	—
Other income (loss)[1]	(15)	(12)	6	(9)
Other expense[3]	29	32	56	20
AHP assessments	4	4	3	4
AHP voluntary contributions	2	—	—	—
Net income	31	39	26	35

1
Other income (loss) includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, net gains (losses) on the extinguishment of debt, and gains on litigation settlements, net.

2
During the three months ended March 31, June 30, and December 31, 2016, other income (loss) was primarily driven by net gains on litigation settlements. The Bank did not record any litigation settlements during the three months ended September 30, 2016. In addition, during the three months ended December 31, 2016, other income (loss) was impacted by net gains on derivatives and hedging activities. The Bank recorded net losses on derivatives and hedging activities during the three months ended March 31, June 30, and September 30, 2016.

3	Other expense includes, among other things, compensation and benefits, professional fees, contractual services, merger related expenses, and gains and losses on REO.

4
Certain amounts for the three months ended June 30, 2015 were revised for immaterial errors related to hedge ineffectiveness calculations on swapped AFS investments. These errors were corrected in the September 30, 2015 financial statements and footnotes.

Investment Portfolio Analysis
The following table summarizes the carrying value of our investment portfolio (dollars in millions):

	December 31,
	2016	2015	2014
Trading securities
Other U.S. obligations[1]	$216	$237	$256
GSE and Tennessee Valley Authority obligations	1,611	3,077	1,532
Other[2]	273	276	280
Mortgage-backed securities
GSE multifamily	453	457	462
Total trading securities	2,553	4,047	2,530
Available-for-sale securities
Other U.S. obligations[1]	3,529	3,985	164
GSE and Tennessee Valley Authority obligations	1,351	2,115	1,012
State or local housing agency obligations	1,009	1,047	36
Other[2]	278	278	184
Mortgage-backed securities
Other U.S. obligations single-family[1]	3,838	2,270	1,976
GSE single-family	1,261	1,605	2,009
GSE multifamily	11,703	9,688	7,003
Total available-for-sale securities	22,969	20,988	12,384
Held-to-maturity securities
GSE obligations and Tennessee Valley Authority obligations	397	401	305
State or local housing agency obligations	688	956	60
Mortgage-backed securities
Other U.S. obligations single-family[1]	26	47	3
Other U.S. obligations commercial[1]	4	6	2
GSE single-family	3,543	4,655	817
Private-label residential	16	20	25
Total held-to-maturity securities	4,674	6,085	1,212
Interest-bearing deposits	2	2	2
Securities purchased under agreements to resell	5,925	6,775	5,091
Federal funds sold	5,095	2,270	1,860
Total investments	$41,218	$40,167	$23,079

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Represents Private Export Funding Corporation and/or taxable municipal bonds.

The following table summarizes the carrying value and yield characteristics of our investment portfolio on the basis of remaining terms to contractual maturity at December 31, 2016 (dollars in millions):

	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Total
Trading securities
Other U.S. obligations	$—	$—	$111	$105	$216
GSE and Tennessee Valley Authority obligations	1,351	200	—	60	1,611
Other[1]	—	74	93	106	273
Mortgage-backed securities
GSE multifamily	—	—	424	29	453
Total trading securities	1,351	274	628	300	2,553
Yield on trading securities	0.80%	1.70%	2.55%	4.58%
Available-for-sale securities
Other U.S. obligations	—	119	3,389	21	3,529
GSE and Tennessee Valley Authority obligations	131	279	577	364	1,351
State or local housing agency obligations	3	97	296	613	1,009
Other[1]	—	—	186	92	278
Mortgage-backed securities
Other U.S. obligations single-family	—	—	—	3,838	3,838
GSE single-family	—	—	—	1,261	1,261
GSE multifamily	—	563	11,107	33	11,703
Total available-for-sale securities	134	1,058	15,555	6,222	22,969
Yield on available-for-sale securities	3.36%	3.18%	1.88%	1.41%
Held-to-maturity securities
GSE and Tennessee Valley Authority obligations	—	—	268	129	397
State or local housing agency obligations	10	62	100	516	688
Mortgage-backed securities
Other U.S. obligations single-family	—	—	—	26	26
Other U.S. obligations commercial	—	3	1	—	4
GSE single-family	—	50	103	3,390	3,543
Private-label residential	—	—	—	16	16
Total held-to-maturity securities	10	115	472	4,077	4,674
Yield on held-to-maturity securities	1.00%	1.00%	3.22%	1.70%
Total investment securities	1,495	1,447	16,655	10,599	30,196
Interest-bearing deposits	2	—	—	—	2
Securities purchased under agreements to resell	5,925	—	—	—	5,925
Federal funds sold	5,095	—	—	—	5,095
Total investments	$12,517	$1,447	$16,655	$10,599	$41,218

1	Private Export Funding Corporation and/or taxable municipal bonds.

At December 31, 2016, we had investments with a carrying value greater than 10 percent of our total capital with the following issuers (excluding GSEs and U.S. Government agencies) (dollars in millions):

	Carrying Value	Fair Value
Cantor Fitzgerald & Co.	$1,500	$1,500
Daiwa Capital Markets America Inc.	1,750	1,750
Total	$3,250	$3,250

Loan Portfolio Analysis
The following table presents supplemental information on our mortgage loans held for portfolio (dollars in millions):

	December 31,
	2016	2015	2014	2013	2012
Past due 90 days or more and still accruing interest[1]	$14	$14	$11	$10	$5
Non-accrual mortgage loans[2]	$60	$78	$59	$71	$89
Allowance for credit losses
Balance, beginning of year	$1	$5	$8	$16	$19
Charge-offs[3]	(2)	(6)	(1)	(2)	(3)
Provision (reversal) for credit losses on mortgage loans	3	2	(2)	(6)	—
Balance, end of year	$2	$1	$5	$8	$16
Non-accrual mortgage loans
Gross interest income that would have been recorded based on original terms during the year	$3
Interest actually recognized into net income during the year	—
Interest shortfall	$3

1	Represents government-insured mortgage loans that are 90 days or more past due.

2	Represents conventional mortgage loans that are 90 days or more past due and troubled debt restructurings.

3	The ratio of net charge-offs to average mortgage loans outstanding was one percent or less for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following table summarizes our short-term borrowings for the years ended December 31, 2016, 2015, and 2014 (dollars in millions):

	Discount Notes[1]			Bonds[2]
	2016	2015	2014	2016	2015	2014
Outstanding at end of the period	$80,947	$98,990	$57,773	$35,361	$10,059	$4,954
Weighted-average rate at end of the period	0.49%	0.31%	0.09%	0.65%	0.36%	0.18%
Daily-average outstanding for the period	$93,282	$70,818	$53,136	$28,344	$11,078	$6,255
Weighted-average rate for the period	0.44%	0.15%	0.08%	0.55%	0.27%	0.13%
Highest outstanding at any month-end	$110,175	$98,994	$64,422	$38,018	$19,300	$14,700

1 Values are derived using the carrying value of discount notes.

2 Values are derived using the carrying value of bonds.

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the annual period covered by this report. Based on that evaluation, and management's identification of the material weakness described below, our President and CEO, and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2016.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework established in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
As of December 31, 2016, management identified the following material weakness in our internal control over financial reporting. We did not maintain effective controls over spreadsheets used in our financial close and reporting process. Specifically, we identified multiple failures with the operating effectiveness of controls over key spreadsheets used in our financial close and reporting process. There were no material misstatements identified in our annual and interim financial statements as a result of this material weakness. However, this material weakness could result in misstatements of various account balances or disclosures given its pervasive nature that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016.
Additionally, the effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Refer to "Item 8. Financial Statements and Supplementary Data - Report of Independent Register Public Accounting Firm" for their audit report.

Previously Identified Material Weaknesses
As disclosed in our 2015 Annual Report on Form 10-K, our management concluded that we had material weaknesses in our internal control over financial reporting as a result of ineffective controls over (1) responding to changes within our business environment during 2015, including certain implications of the Merger, based on the criteria established in the COSO framework, Principle 9 (COSO 9), (2) the effectiveness of logical access controls to the Bank’s information technology systems, and (3) the design and operating effectiveness of controls over key spreadsheets.
Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting
Management is committed to improving our overall system of internal control over financial reporting and has taken steps to remediate the identified material weaknesses. The following briefly describes certain actions we have taken to fully remediate two of the material weaknesses identified as of December 31, 2015:

1.
To remediate our COSO 9 material weakness, we made changes to the governance of our internal control infrastructure and processes to facilitate timely, recurring evaluations of internal controls over financial reporting for known and/or expected changes in our business environment during each calendar year. This process included a complete review and assessment of our system of internal control over financial reporting. This assessment resulted in the implementation of enhancements to certain internal controls over financial reporting. The Bank also added staff to lead and support this business function. After completing our testing of the design and operating effectiveness of these controls, our management concluded that we have remediated the material weakness.

2.
To remediate the logical access controls material weakness, management designed and implemented enhancements to access controls over key IT applications used in the financial reporting and close process. This included strengthening existing controls, adding controls, and adding staff to the information technology department to support the effective execution of these controls. After completing our testing of the design and operating effectiveness of these controls, our management concluded that we have remediated the material weakness.

Plan for Remediation of Material Weakness in Internal Control over Financial Reporting
We continue to take steps to remediate the remaining material weakness related to spreadsheet controls. These steps include streamlining certain spreadsheets, providing additional training to our personnel, and beginning to reduce our reliance on spreadsheets.These actions are subject to ongoing review by our senior management, as well as oversight by the audit committee of our board of directors. We have placed a high priority on the remediation process and are committed to allocating the necessary resources to the remediation efforts.
During 2016, we designed and implemented enhanced controls surrounding spreadsheets used in the financial reporting and close process. Such controls are designed to provide reasonable assurance to management as to the completeness and accuracy of inputs, assumptions, and formulas included in certain spreadsheets used in the preparation and analysis of accounting and financial information. After completing our testing of these controls, our management concluded that while the enhanced controls are expected to remediate the material weakness, the enhanced controls have not yet operated consistently for a period sufficient to conclude the material weakness is remediated as of December 31, 2016.
Changes in Internal Control over Financial Reporting
Other than the actions described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PwC has advised our Bank as of December 31, 2016 and December 31, 2015 that it, along with certain PwC staff, including members of the audit engagement team, have a borrowing relationship with a Bank member (referred below as the “lender”) who owns more than 10 percent of our capital stock, which under the Loan Rule, could call into question PwC’s independence with respect to the Bank. We are providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of our Bank.
PwC advised our Audit Committee that it believes that, in light of the facts of these borrowing relationships, its ability to exercise objective and impartial judgment on all matters encompassed within PwC’s audit engagement have not been impaired and that a reasonable investor with knowledge of all relevant facts and circumstances would reach the same conclusion. PwC has advised the Audit Committee that this conclusion is based in part on the following considerations:

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

Additionally, our Audit Committee assessed PwC’s ability to perform an objective and impartial audit, and continue to conclude that PwC has maintained objectivity and impartiality in connection with its audit of our financial statements. The conclusion is based on the unique nature and status of our Bank, and due to our ownership structure and limited voting rights of our members. In addition to the above listed considerations, the Audit Committee considered the following:

•	as of December 31, 2016 and December 31, 2015, no officer or director of the lender served on the Board of Directors of the Bank; and

•	the lender is subject to the same terms and conditions for conducting business with the Bank as any other member.

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
Our Board is comprised of Member Directors elected by our member institutions on a state-by-state basis and Independent Directors elected by all of our members. Our Board currently includes fifteen Member Directors and ten Independent Directors, four of whom serve as public interest directors. Under the FHLBank Act, the only matters submitted to shareholders for votes are (i) the annual election of our Directors and (ii) any proposed agreement to merge with one or more FHLBanks. Finance Agency regulations require all of our Directors to be elected by our members. No member of management may serve as a director of an FHLBank.
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

Information regarding our current directors and executive officers is provided in the following sections. There are no family relationships among our directors or executive officers. The table below shows membership information for the Bank’s Board of Directors at February 28, 2017:

				Expiration of
				Current Term As
		Member or		Director as of	Board
Director	Age	Independent	Director Since	December 31	Committees
Dale E. Oberkfell (chair)	61	Member	January 1, 2007	2017	a, e, f, h
Michael J. Blodnick (vice chair)	64	Member	June 1, 2015	2019	a, c, g, h
Ruth B. Bennett	64	Independent	June 1, 2015	2020	d, g
David P. Bobbitt	69	Member	June 1, 2015	2018	c, g
Steven L. Bumann	63	Member	January 1, 2015	2017	b, e
Marianne M. Emerson *	69	Independent	June 1, 2015	2019	d, g, h
David J. Ferries	62	Member	June 1, 2015	2018	b, d
Chris D. Grimm	58	Member	January 1, 2010	2019	a, d, f
Eric A. Hardmeyer	57	Member	January 1, 2008	2018	a, e, f, h
W. Douglas Hile	64	Member	January 1, 2015	2018	a, b, c, h
Teresa J. Keegan	54	Member	January 1, 2012	2019	a, c, g
Michelle M. Keeley	52	Independent	January 1, 2015	2018	e, f
John F. Kennedy, Sr. *	61	Independent	May 14, 2007	2020	c, g
Ellen Z. Lamale	63	Independent	January 1, 2012	2019	a, b, c
Russell J. Lau	64	Member	June 1, 2015	2017	a, c, f, h
James G. Livingston	51	Member	June 1, 2015	2017	a, e, f
Michael W. McGowan	48	Independent	June 1, 2015	2019	e, g
Elsie M. Meeks *	63	Independent	January 1, 2015	2018	b, d, h
Cynthia A. Parker *	63	Independent	June 1, 2015	2017	e, f
J. Benson Porter	51	Member	June 1, 2015	2020	b, c,
John H. Robinson	66	Independent	May 14, 2007	2019	d, g
Joseph C. Stewart III	47	Member	January 1, 2008	2017	d, f
Robert A. Stuart	48	Member	January 1, 2017	2020	c, b
Robert M. Teachworth	63	Member	June 1, 2015	2017	b, e
David F. Wilson	70	Independent	June 1, 2015	2018	d, f

a)	Executive and Governance Committee

b)	Audit Committee

c)	Risk Committee

d)	Mission, Member and Housing Committee

e)	Finance and Planning Committee

f)	Human Resources and Compensation Committee (Compensation Committee)

g)	Business Operations and Technology Committee

h)	Nominating Committee

*	Public Interest Independent Director

The following describes the principal occupation, business experience, qualifications, and skills, among other matters of the 25 directors who currently serve on our Board of Directors. Except as otherwise indicated, each Director has been engaged in the principal occupation indicated for at least the past five years.

Dale E. Oberkfell, the Board's chair, has served in a variety of banking positions during his 30 years in the financial services industry. Mr. Oberkfell currently serves as president and CFO of Midwest BankCentre and treasurer and CFO of Midwest BankCentre, Inc. in St. Louis, Missouri, positions he has held since February 2017. Mr. Oberkfell joined Midwest BankCentre in 2012 as the executive vice president and CFO of Midwest BankCentre and treasurer and board secretary of Midwest BankCentre, Inc. During 2011 and 2010, he served as executive vice president and CFO of Reliance Bancshares, Inc. in Des Peres, Missouri, and as executive vice president and CFO of Reliance Bank, FSB in Fort Myers, Florida. Mr. Oberkfell was also a partner at the certified public accounting firm of Cummings, Oberkfell & Ristau, P.C. in St. Louis, Missouri. He is a licensed certified public accountant (CPA) and is a member of the American Institute of Certified Public Accountants. He has held board positions for numerous charitable organizations, including Good Shepherd Family and Children's Services, the West County YMCA, St. Louis Children's Choir, and Young Audiences. Mr. Oberkfell's position as an officer of a member institution and his involvement in and knowledge of accounting, auditing, internal controls, and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Executive and Governance Committee.
Michael J. Blodnick, the Board’s vice chair, is currently serving as a director of Glacier Bancorp and Glacier Bank, in Kalispell Montana. Mr. Blodnick previously served as president, CEO, and a director of Glacier Bancorp from 1998 to 2016 and as CEO and director of Glacier Bank from 2012 to 2016. During his tenure he served in a variety of positions at Glacier Bank, Glacier Bancorp, Inc., and a number of bank subsidiaries owned by the company prior to its 2012 organizational restructuring. His performance as president and CEO of Glacier Bancorp, Inc. earned Mr. Blodnick recognition as American Banker’s Community Banker of the Year for 2014. Mr. Blodnick was appointed to the Seattle Bank's board on April 1, 2015 and served on the Seattle Bank's board until the Merger in 2015. Mr. Blodnick's forty years of financial management experience in all aspects of banking, as indicated by his background, supports his qualifications to serve on our Board of Directors. He currently serves as the vice chair of the Executive and Governance Committee.
Ruth B. Bennett has served as principal of RB Bennett Enterprises LLC, a real estate brokerage firm in Vancouver, Washington, since 2008. From 1973 to 2007, she served in various capacities at the Bonneville Power Administration, a federal electrical utility in Portland, Oregon, including chief operating officer (COO) from 2003 to 2007. Ms. Bennett serves on the boards of Vancouver Affordable housing and Pacific Northern Environmental. She is a former board member of First Independent Bank, the regional Columbia-Willamette YMCA, and Pacific Health SW Medical Center where she was a hospital board chair for three years. Ms. Bennett was elected to the Seattle Bank's board in 2014 and served on the Seattle Bank's board until the Merger in 2015. Ms. Bennett's experience in strategic planning, organizational and enterprise risk management, finance, and accounting, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors.
David P. Bobbitt has served as chair and CEO of Community 1st Bank in Post Falls, Idaho, since 2007. Mr. Bobbitt previously served as president of Sterling Savings Bank in Spokane, Washington, from 2004 to 2006. His banking career has also included positions with Idaho First National Bank and West One Bank. Mr. Bobbitt serves as chair of Pacific Coast Banking School and is on the boards of Kootenai Electric Cooperative, currently audit chair, and chair of Coeur d' Alene Chamber of Commerce. Mr. Bobbitt was appointed to the Seattle Bank's board in 2012 and later elected to the Seattle Bank's board from the state of Idaho in 2014. He served on the Seattle Bank's board until the Merger in 2015. Mr. Bobbitt’s experience in financial and risk management and his leadership and management skills, as indicated by his background, support his qualifications to serve on our Board of Directors.
Steven L. Bumann has served as CFO at BankWest, Inc. in Pierre, South Dakota, since 1995. Mr. Bumann has more than 30 years of banking experience and had held various leadership roles within the financial industry, including vice president and senior vice president roles at BankWest, Inc. He also earned his CPA while working for a local CPA firm and spent time working for the South Dakota Department of Legislative Audit. Mr. Bumann currently serves on the board of directors of the South Dakota Bankers Association and its Legislative Committee. He also serves on his local church Board of Elders, and the Board of Avera Foundation in Pierre, South Dakota. Mr. Bumann's position as an officer of a member institution and his involvement and knowledge of accounting, auditing, and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors.
Marianne M. Emerson, served from 2007 to 2012 as chief information officer (CIO) for the Seattle Housing Authority, a public corporation providing affordable housing to more than 25,000 low-income Seattle residents. She retired from the Seattle Housing Authority in 2012. From 1982 to 2007, she served in a number of information technology positions at the Federal Reserve Board in Washington, D.C. including CIO from 2002 to 2007. She has also served as president of the Ray Solem Foundation since 2007, a foundation that donates money to organizations that creatively help immigrants become productive citizens. From 1998 to 2003, she also served as secretary of the board of directors of the FRB Federal Credit Union. Ms. Emerson was elected to the Seattle Bank's board in 2008 and served on the Seattle Bank's board until the Merger in 2015. Ms. Emerson’s knowledge of financial, organizational, and risk management, project development, and information technology, support her qualifications to serve as a Public Interest Independent Director on our Board of Directors.

David J. Ferries is president, CEO, and director of First Federal Bank & Trust, in Sheridan, Wyoming, a position he has held since 2002. Prior to joining First Federal in 2002, he served as senior vice president of First Interstate Bank, where he held a variety of increasingly responsible positions during his service there. Mr. Ferries is a director of the Whitney Benefits Educational Foundation and the Big Sky Chapter of Risk Management Association. He has also served as a director of other national, civic, and professional organizations, including the Fannie Mae National Advisory Board, Northern Wyoming Community College Foundation, Wyoming Bankers Association, Forward Sheridan, Inc., and the Sheridan Economic and Educational Development Authority Joint Powers Board. He recently completed a multi-year appointment by the Office of the Comptroller of the Currency to the Mutual Savings Association Advisory Committee. Mr. Ferries was elected to the Seattle Bank's board from the state of Wyoming in 2011 and served on the Seattle Bank's board until the Merger in 2015. Mr. Ferries’ experience in strategic planning and risk management, and his leadership and management skills, as indicated by his background, support his qualifications to serve on our Board of Directors.
Chris D. Grimm joined BANK, Burlington, Iowa, as its president and CEO in 2001. Prior to accepting his current role at BANK, Mr. Grimm held a number of positions unrelated to the financial services industry. Mr. Grimm's position as an officer of a member institution and his involvement in and knowledge of financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Mission, Member, and Housing Committee.
Eric A. Hardmeyer joined the Bank of North Dakota in Bismarck, North Dakota, in 1985 as senior vice president of lending before becoming president and CEO in 2001. Mr. Hardmeyer is the past chair of the North Dakota Bankers Association and currently serves on the board of directors of the Bismarck-Mandan Chamber of Commerce and the Missouri Valley YMCA. Mr. Hardmeyer’s position as an officer of a member institution and his involvement in and knowledge of financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Nominating Committee.
W. Douglas Hile has served as president and CEO of KleinBank in Chaska, Minnesota, since July of 2009. Mr. Hile has more than 35 years of banking experience and has held executive roles in money center, super regional, and community banking organizations, including roles as president and CEO of Minnesota banks since 1993. He has demonstrated board leadership in community involvement with emphasis on affordable housing initiatives and the work of the Salvation Army. His banking industry service includes serving on the board of directors for the FHLB San Francisco and the Minnesota Bankers Association. He currently serves on the Independent Community Bankers of America FHLB Task Force. Mr. Hile's position as an officer of a member institution and his involvement in and knowledge of housing finance and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Audit Committee.
Teresa J. Keegan has served as the senior vice president and CFO of Fidelity Bank in Edina, Minnesota since 2002. Ms. Keegan has over 30 years of financial management experience in the areas of finance, information technology, human resources, audit, and compliance. She serves on the board of Habitat for Humanity of Minnesota, and previously served on the Minnesota Bankers Association Insurance and Services, Inc. board and chaired the Minnesota Bankers Association Operations and Technology Committee. Ms. Keegan's position as an officer of a member institution and her involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve on our Board of Directors. She currently serves as chair of the Business Operations and Technology Committee.
Michelle M. Keeley retired from her position as executive vice president of equities and fixed income investments for RiverSource Investments, LLC, a division of Ameriprise Financial Services in Minneapolis, Minnesota, in 2010. Prior to joining RiverSource, Investments, LLC, Ms. Keeley held a number of different investment and leadership positions, including managing director and senior management team member at Zurich Global Assets in New York. In addition to serving on our Board of Directors, Ms. Keeley is a director of the Bridge Builder Trust mutual funds, an Edward Jones affiliated company. Ms. Keeley's involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as vice chair of the Human Resources and Compensation Committee.
John F. Kennedy, Sr. is the president and CEO of St. Louis Equity Fund, Inc., a position he has held since June, 2015 and has served as executive vice president and CFO for the St. Louis Equity Fund, Inc. in St. Louis, Missouri from June of 2012 to June of 2015. From 2007 to June of 2012, he served as senior vice president and CFO. St. Louis Equity Fund, Inc. invests in affordable rental housing developments financed through corporate and bank investment in cooperation with federal, state, and local governments. Mr. Kennedy has been with the St. Louis Equity Fund, Inc. since 1998 and has more than 30 years of experience in affordable rental housing development and financing, residential homebuilding, public accounting, auditing, financial management, and representing low income individuals and families through the St. Louis Equity Fund, Inc. and the Gateway Community Development Fund, Inc., a certified CDFI. Mr. Kennedy’s involvement in and knowledge of accounting, auditing, financial management, and representing community interests in housing, as indicated by his background, support his qualifications to serve as a Public Interest Independent Director on our Board of Directors. He currently serves as vice chair of the Risk Committee.

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
Russell J. Lau has served as vice chair and CEO of Finance Factors, Ltd., an FDIC-insured depository financial services loan company in Honolulu, Hawaii, since 1998. In addition, Mr. Lau served as president and CEO of Finance Enterprises, Ltd., the parent company of Finance Factors, Ltd., since 2004. Further, in connection with his service with Financial Enterprises, Mr. Lau holds the position of vice chair and CEO of Finance Insurance, Ltd., a Hawaiian independent insurance agency and director of Finance Realty, Ltd., a real estate investment and management company. Mr. Lau is a director of the Hawaii Bankers Association and was president of the association from March 2013 to March 2015. Mr. Lau is active in Honolulu’s non-profit community, serving as co-chair of the East West Center Foundation, treasurer/trustee of Assets School, treasurer of American Judicature Society - Hawaii Chapter, director of Palolo Chinese Home, and trustee for St. Andrews Priory and director of the Chinese Chamber of Commerce in Hawaii. Mr. Lau was elected to the Seattle Bank's board from the state of Hawaii in 2005 and served on the Seattle Bank's board until the Merger in 2015. Mr. Lau’s experience in strategic planning, asset/liability management, financial analysis, regulatory compliance, leadership, and management skills, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Human Resources and Compensation Committee.
James G. Livingston has served as senior vice president at Zions Bank, a division of ZB, N.A., located in Salt Lake City, Utah, since 2011. From 2005 to 2011, Mr. Livingston served as vice president of Zions Bank. Prior to joining Zions in 2005, Mr. Livingston worked for Ziff Brothers Investments, in New York City. He has also been an assistant professor of accounting at Southern Methodist University in Dallas, Texas. Mr. Livingston was elected to the Seattle Bank's board from the state of Utah in 2007 and served on the Seattle Bank's board until the Merger in 2015. Mr. Livingston’s position as an officer of a member institution and his involvement and knowledge of auditing, accounting, derivatives, as well as, financial, organizational, and risk management experience, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Finance and Planning Committee.
Michael W. McGowan has served as chair and CEO of Daniel Capital Management Limited, a global business and information technologies consulting firm, since 2007. He is also currently a principal in two software development companies, General UI, Seattle, Washington and BuildCapture.com, Missoula, Montana. He was the primary founder of Nova Biosource Fuels, Inc. a publicly traded renewable energy company and continues to be involved in developing sustainable resource companies. Prior to entering the technology sector, from 1997 to 2007, Mr. McGowan worked in the banking and financial management industry as an investment advisor and trust officer. Mr. McGowan was elected to the Seattle Bank's board in 2012 and served on the Seattle Bank's board until the Merger in 2015. Mr. McGowan’s experience and knowledge of capital markets, information technology (cybersecurity), and strategic business planning support his qualifications to serve as an Independent Director on our Board of Directors. He currently serves as vice chair of the Business Operations and Technology Committee.
Elsie M. Meeks served as state director of the United States Department of Agriculture (USDA) in South Dakota from July of 2009 to 2015. Prior to joining the USDA, Ms. Meeks was the president and CEO of First Nations Oweesta Corporation. She was active in the development and management of Lakota Funds, a small business and microenterprise development financial institution on the Pine Ridge Indian Reservation in South Dakota and has served as its board chairwoman since 2015. Ms. Meeks served on the U.S. Commission on Civil Rights, completing a six-year term. She is a recent past director of the Northwest Area Foundation based in St. Paul, Minnesota. She has served as a director or council member of several national Native American organizations and currently is chair of the Advisory Council for the Federal Reserve Bank of Minneapolis' Center for Indian Country Development. Ms. Meek's involvement in and knowledge of economic development and community management, as indicated by her background, support her qualifications to serve as a Public Interest Independent Director on our Board of Directors. She currently serves as vice chair of the Mission, Member and Housing Committee.

Cynthia A. Parker has served as president and CEO of BRIDGE Housing Corporation, one of the nation’s largest owners and developers of affordable housing, headquartered in San Francisco, California, since 2010. Previously, Ms. Parker served as regional president for Mercy Housing Inc., a nonprofit organization that develops affordable housing, from 2008 to 2010, and as senior vice president of the affordable housing and real estate group of the Seattle-Northwest Securities, an investment banking firm, between 2002 and 2008. She is currently a director of the National Affordable Housing Trust, the Housing Partnership Network, and Stewards of Affordable Housing for the Future. Ms. Parker was elected to the Seattle Bank's board in 2008 and served on the Seattle Bank's board until the Merger in 2015. Ms. Parker’s involvement in and experience in representing community interests in housing, and knowledge of human resources and compensation practices, as indicated by her background, support her qualifications to serve as a Public Interest Independent Director on our Board of Directors.
J. Benson Porter has served as president and CEO of Boeing Employees’ Credit Union (BECU), a not-for-profit financial corporation in Tukwila, Washington, since April 2012. Prior to joining BECU in April 2012, he served as president and CEO of First Tech Credit Union in Palo Alto, California, from February 2007 to March 2012. He also served in several positions at Washington Mutual Bank, most recently as executive vice president and chief accounting officer (CAO), from May 1996 to February 2007. Mr. Porter has also held positions as regulatory counsel at Key Bank and as staff director for the Washington State Senate Banking Committee. He is a former director of FHLB San Francisco and is currently a member of the board of Overseers of Whitman College, the board of CO-OP Financial Services, the board of Northwest Credit Union Association, and the board of CU Direct. Mr. Porter was elected to the Seattle Bank's board from the state of Washington in 2012 and served on the Seattle Bank's board until the Merger in 2015. Mr. Porter’s knowledge of financial management and strategic planning, and his leadership and management skills, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Audit Committee.
John H. Robinson has served as chair of Hamilton Ventures, LLC, a consulting and investment company in Kansas City, Missouri, since 2004. Mr. Robinson is an engineer with international experience as chairman of EPCglobal Ltd in Sheffield, England, from 2003 to 2004, and executive director of Amey Plc in London, England, from 2000 to 2002. He was managing partner and vice chair of Black & Veatch, Inc. from 1989 to 2000. He serves on the board of directors of Olsson Associates, Alliance Resources MLP, and Coeur Mining. Mr. Robinson's involvement in and knowledge of financial management, project development, and organizational management, as indicated by his background, support his qualifications to serve as an Independent Director on our Board of Directors.
Joseph C. Stewart III has served as CEO and director of Bank Star in Pacific, Missouri since 2004. Mr. Stewart has worked in various other capacities since joining the Bank Star Companies in 1994. Mr. Stewart currently serves on the board of directors for the Missouri Independent Bankers Association, as well as the government relations committee of the American Bankers Association. Mr. Stewart's position as an officer of a member institution and his involvement in and knowledge of accounting, risk management, and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors.
Robert A. Stuart has served as president and CEO of OnPoint Community Credit Union in Portland, Oregon, since 2006. Prior to his current role, Mr. Stuart spent 15 years serving in various executive positions with Bank of America. Most recently, he served as senior vice president, consumer banking for the Portland metropolitan Oregon market. Mr. Stuart currently co-chairs the Northwest Credit Union Association Oregon Governmental Affairs Committee. He also serves on the boards of PSCU Financial Services and Oregon Wildlife Heritage Foundation. Mr. Stuart previously served on the Federal Reserve Bank of San Francisco District Community Depository Institutions Advisory Council, the board of the Community Credit Union of America and the advisory boards of the Credit Union National Association Cabinet, Fiserv (XP) Financial Services Platform and Filene Research Institute. Mr. Stuart's position as an officer of a member institution and his involvement in and knowledge of auditing and accounting, as well as, financial, organizational, and risk management experience, as indicated by his background, support his qualifications to serve on our Board of Directors.
Robert M. Teachworth has served as president and CEO of Denali Federal Credit Union in Anchorage, Alaska, since 1986. Mr. Teachworth has been in the financial services industry for more than 42 years. Mr. Teachworth has served as a board member of the National Association of Credit Union Service Organizations. He is a former chair of the Alaska Credit Union League and Alaska Credit Union League Governmental Affairs Committee. Mr. Teachworth was elected to the Seattle Bank's board from the state of Alaska in 2014 and served on the Seattle Bank's board until the Merger in 2015. Mr. Teachworth’s position as an officer of a member institution and his involvement in and knowledge of strategic planning, organizational management, financial analysis, and compliance, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Finance and Planning Committee.

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
Executive Officers
The following persons currently serve as executive officers of the Bank:

			Position Held
Executive Officer	Age	Position Held	Since
Michael L.Wilson	60	President and Chief Executive Officer	April 2016
Joseph E. Amato	58	Executive Vice President and Chief Financial Officer	May 2016
Daniel D. Clute	51	Executive Vice President and Chief Business Officer	October 2012
Dusan Stojanovic	57	Executive Vice President and Chief Risk Officer	February 2010
William R. Bemis	38	Senior Vice President and Treasurer	August 2014
Nancy L. Betz	58	Senior Vice President and Chief Human Resources Officer	June 2016
Joelyn R. Jensen-Marren	51	Senior Vice President and Director of Portfolio Strategy	August 2014
Ardis E. Kelley	49	Senior Vice President and Chief Accounting Officer	June 2012
Shawn P. Laird	42	Senior Vice President and Chief Business Technology Officer	April 2016
Aaron B. Lee	44	Senior Vice President, General Counsel, and Corporate Secretary	March 2013
Sunil U. Mohandas	57	Senior Vice President and Market Risk Officer	June 2016
Kelly E. Rasmuson	54	Senior Vice President and Chief Audit Executive	June 2016
Glen D. Simecek	51	Senior Vice President and Director, Western Office	June 2015
Jodie L. Stephens	54	Senior Vice President and Senior Credit Risk Officer	July 2016
Michael L. Wilson has been President and CEO of the Bank since April 2016. He has over 22 years of Federal Home Loan Bank experience. Mr. Wilson joined the Bank in June of 2015 as President after the Merger. Previously Mr. Wilson was President and CEO of the Seattle Bank from 2012 until its merger into the Des Moines Bank in June 2015, and from 2006 to 2012 he was executive vice president and the chief business officer (CBO) of the Des Moines Bank. During his prior role as CBO, Mr. Wilson was responsible for business activities that served the Bank’s members and their communities. Before joining the Des Moines Bank in 2006, Mr. Wilson was a senior executive vice president and the COO of the Federal Home Loan Bank of Boston (Boston Bank), where he worked for 12 years. In addition, he served as the Boston Bank’s executive vice president for finance from 1997 to 1999 and senior vice president for planning and research from 1994 to 1997. Prior to his service at the Boston Bank, he was the director of the Office of Policy and Research at the Federal Housing Finance Board in Washington, D.C. Mr. Wilson currently serves on the Board of Directors of the Federal Home Loan Bank Office of Finance, the fiscal agent for the FHLBank System. Mr. Wilson has a B.A. in economics and political science from the University of Wisconsin-Milwaukee and a M.S. in economics from the University of Wisconsin-Madison.
Joseph E. Amato has served as executive vice president and CFO since May of 2016. In his role, Mr. Amato has management responsibility for accounting and financial reporting, treasury and capital markets, and portfolio strategy. Mr. Amato has nearly 30 years of experience in a variety of senior finance and capital market roles. Prior to joining the Bank, Mr. Amato was at Freddie Mac from 2001 until 2016, most recently serving as senior vice president, CFO investments and financial planning. At Freddie Mac, Mr. Amato also held senior roles in financial planning and analysis, finance, capital management, and equity finance. Prior to joining Freddie Mac, Mr. Amato served as CEO and co-founder of NextFinance, an e-commerce company from 2000 to 2001. From 1987 to 2000, Mr. Amato served in various capacities at Fannie Mae including vice president for financial transactions and portfolio strategy, along with roles in regulatory policy and treasury. Mr. Amato received a B.A. degree in business administration from the University of Maryland in 1984 and received his MBA from the George Washington University, District of Columbia in 1987.

Daniel D. Clute has served as executive vice president and CBO since October of 2012. Mr. Clute is responsible for the Bank's credit and mortgage sales, marketing communications, community investment, government and external relations, and member financial services. He joined the Bank in August 2011 as senior vice president and director of communications and external relations. Prior to joining the Bank, his career included senior roles in treasury, corporate finance, public affairs, and elected public service. From 2007 to 2011, he served as vice president and treasurer of Wells Fargo Financial, Inc., a unit of Wells Fargo & Company, where he was responsible for funding, treasury operations, and asset-liability management. From 2000 to 2007, Mr. Clute served in several roles at Citigroup, including as the senior finance and administrative officer for a Citi Cards operations center and the state director of public affairs for Citigroup businesses in Iowa. From 1989 to 2000, he served in several management roles at Wells Fargo Financial, Inc. in its treasury operations. Mr. Clute served as an elected member of the Iowa House of Representatives from 2007 to 2009 and prior to that was an elected member of the Clive, Iowa, City Council from 2002 to 2007. He also has a long history of non-profit board of director leadership, including president of the board of directors of Habitat for Humanity of Iowa, Inc. He was re-appointed by the governor of Iowa in 2016 to a second four-year term on the Board of Directors of the Iowa Student Loan Liquidity Corporation. Mr. Clute received his undergraduate and Masters of Business Administration degrees from the University of Iowa in 1988 and 1989, respectively.
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
Nancy L. Betz has been with the Bank since April of 2004 and is currently serving as senior vice president and chief human resources and administrative officer and office of minority and women inclusion. Ms. Betz joined the Bank as director of human resources and became senior vice president in September of 2007. Ms. Betz has management responsibility for the Human Resources Department, facilities administration, diversity and inclusion, and employee communications. Prior to joining the Bank, she worked as director of human resources at Wells Fargo Home Mortgage and DuPont Pioneer. During her tenure at DuPont Pioneer, she held a variety of positions, including global human resources for the sales and marketing division and had oversight responsibilities for corporate learning and development. Her leadership responsibilities have involved aligning human capital and workforce strategies, including diversity and inclusion with the business strategy. Ms. Betz received her undergraduate degree in Business Management and an M.S. in Adult Education/Learning and Development from Drake University.
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
Ardis E. Kelley has been senior vice president and CAO since she joined the Bank in June of 2012. Ms. Kelley has management responsibility for the Accounting Department. Prior to joining the Bank, Ms. Kelley worked as assistant vice president of accounting and reporting at CNA Insurance in Chicago, Illinois. Previous experience includes senior manager of transaction support and accounting policy at Accenture in Chicago, Illinois as well as accounting and audit positions in Cedar Rapids, Iowa, New York City, New York, and Los Angeles, California. Ms. Kelley received her undergraduate degree in psychology and linguistics from the University of California, Los Angeles and a Master of Accounting degree from the University of Southern California.

Shawn P. Laird has been with the Bank since December of 1999 and is currently serving as senior vice president and chief business technology officer, a position he has held since April of 2016. Mr. Laird has management responsibility for the Information Technology Department. Previously, he held a variety of roles within this department, most recently as an applications development manager. Prior to joining the Bank, he worked as an Iowa State University research assistant for the Mayo Clinic. There, he developed web-based medical systems. Mr. Laird has a B.A. in Computer Analytical Systems and Mathematics from William Penn University in Oskaloosa, Iowa and a M.S. in Computer Science from Iowa State University.
Aaron B. Lee is currently serving as senior vice president, general counsel and corporate secretary, a position he has held since March of 2013. Mr. Lee joined the Bank in August of 2005 as associate general counsel and became general counsel and corporate secretary in March of 2010. In this role, he has direct responsibility for the Legal Department. Prior to joining the Bank, Mr. Lee worked in private practice as an associate attorney with the law firm of Harris, Mericle & Wakayama PLLC in Seattle, Washington. He received his undergraduate degree from the University of Iowa and his Juris Doctor degree from DePaul University College of Law in Chicago, Illinois.
Sunil U. Mohandas has served as senior vice president and market risk officer since June of 2016. In his role, Mr. Mohandas is responsible for directing the Bank's market risk oversight activities. Mr. Mohandas has nearly 20 years of experience in a variety of senior risk management roles in the banking industry.  Prior to joining the Bank in September of 2015 as vice president and market risk officer, Mr. Mohandas served as senior vice president and chief risk manager at Sumitomo Mitsui Trust Bank in New York City from February of 2014 until August of 2015. Mr. Mohandas also held various risk management positions during his 11-year tenure with the Federal Home Loan Bank of Indianapolis, including three years as senior vice president and chief risk officer from January 2011 to January 2014. In addition, he worked at Citibank and Dai-Ichi Kangyo Bank (now Mizuho Bank), in the risk management area in New York City from April of 1995 until November of 2002. Mr. Mohandas is a Chartered Financial Analyst (CFA) and has a Bachelor’s degree in Mechanical Engineering from the Indian Institute of Technology in Bombay, India. Mr. Mohandas earned a PhD in Mechanical and Aerospace Engineering from the University of Missouri.
Kelly E. Rasmuson joined the Bank in September of 2006 and is currently serving as senior vice president and chief audit executive. Mr. Rasmuson joined the Bank as director of internal audit and became senior vice president in September of 2007. Mr. Rasmuson has management responsibility for the Internal Audit Department. Prior to joining the Bank, Mr. Rasmuson held positions of increasing responsibility with the internal audit and mergers and acquisition teams at Principal Financial Group in Des Moines, Iowa from 1997 to 2006. Before moving to Iowa, he worked in a variety of positions at several companies in Columbus, Ohio, including audit roles with the accounting firm Coopers & Lybrand. Mr. Rasmuson received his undergraduate degree from the University of Northern Iowa and his MBA from Xavier University. He is also a Certified Internal Auditor and CPA.
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
Jodie L. Stephens is currently serving as senior vice president and senior credit risk officer, a position she has held since July 2016. Mrs. Stephens has management responsibility for the Credit Risk Management functions. Ms. Stephens joined the Bank in 2000 and has held various credit risk management leadership roles. Prior to joining the Bank, Ms. Stephens was the Director of Investor Relations for MidAmercian Energy Holdings Company and held similar credit risk management roles at Firstar Bank Iowa (U.S. Bank Iowa). Ms. Stephens holds a Masters of Business Administration from Drake University and a Bachelors of Business Administration/Finance from the University of Iowa.
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

Audit Committee
The purpose of the Audit Committee is to assist the Board of Directors in fulfilling its review and oversight responsibilities for (i) the integrity of the Bank's financial statements and financial reporting process and systems of internal accounting and financial reporting controls, (ii) the independence, scope of audit services, and performance of the Bank's internal audit function as well as the appointment or replacement of the Bank's chief audit executive, (iii) the selection and replacement, qualifications, independence, scope of audit, and performance of the Bank's external auditor, (iv) the Bank's compliance with laws, regulations and policies, including the Code of Ethics, (v) the procedures for complaints regarding questionable accounting, internal accounting controls, and auditing matters, and oversight of fraud investigations, and (vi) the Bank's and Audit Committee's compliance with the Finance Agency's Examination Guidance for the examination of accounting practices. The Audit Committee has adopted a charter outlining its roles and responsibilities, which is available on our website at www.fhlbdm.com. The information contained in or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC. The members of our Audit Committee for 2017 are W. Douglas Hile (chair), J. Benson Porter (vice chair), Steven L. Bumann, David J. Ferries, Ellen Z. Lamale, Elise M. Meeks, Robert A. Stuart, and Robert M. Teachworth. The Audit Committee held a total of six in-person meetings and nine telephonic meeting in 2016. As of February 28, 2017, the Audit Committee has held one in-person meeting and is scheduled to hold four in-person meetings and eight telephonic meetings throughout the remainder of 2017. Refer to Exhibit 99.1 of this 2016 Annual Report for the Audit Committee Report.
Audit Committee Financial Expert
Our Board of Directors determined that the following members of its Audit Committee qualify as audit committee financial experts under Item 407(d)(5) of Regulation S-K: Steven L. Bumann, David J. Ferries, W. Douglas Hile, Ellen Z. Lamale, Elsie M. Meeks, J. Benson Porter, Robert A. Stuart, and Robert A. Teachworth. Refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence” for details on our director independence. For information concerning the experience through which these individuals acquired the attributes required to be deemed financial experts, refer to the biographical information in this Item 10.

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

ii.
Elements of Executive Compensation - provides a discussion of each element of compensation payable to our named executive officers (NEOs), comprised of our President and CEO, former CEO, CFO, COO (former CFO), CRO, CBO, and Director, Western Office and provides greater detail on our approach, structure, and practices with regard to executive compensation.

iii.	Finance Agency Oversight - Executive Compensation - provides detail on the Finance Agency regulations relating to executive compensation.

iv.
Roles and Responsibilities of the Human Resources and Compensation Committee (Compensation Committee) and Management in Establishing Executive Compensation - provides detail on the role of the Compensation Committee and management in making executive compensation decisions and explains why we determined executive compensation payouts in 2016 were appropriate.

v.	Analysis Tools the Compensation Committee Uses - provides detail on how the Compensation Committee utilizes information and tools to arrive at executive compensation decisions.

vi.	Compensation Decisions in 2016 - describes the compensation paid and the benefits made available to our NEOs during 2016.

vii.	Benefits and Retirement Philosophy - provides detail on the retirement programs offered to NEOs.

viii.	Potential Payments upon Termination or Change of Control - provides information on the termination payments and benefits that would be payable to each NEO, as applicable.

ix.	Director Compensation - provides detail on the compensation paid to the members of our Board of Directors in 2016 and the director fee schedule for 2017.

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

Our executive compensation program is designed to do the following:

i.	Attract, reward, retain, and engage experienced, highly-qualified NEOs critical to our long-term success and enhancement of our member value.

ii.	Link executive compensation to Bank performance while monitoring the Bank's exposure to risk.

iii.
Structure our total compensation package for NEOs so that it consists of a balance of competitive annual base pay and incentive pay that defers 50 percent of the total incentive award into future periods and is earned only upon satisfaction of a long-term performance goal. Thus, a deferred payout calibrated to the long-term value of the Bank, as measured by our Economic Value of Capital Stock (EVCS), is a critical component of our compensation. This approach aligns with the principles for executive compensation required by the Finance Agency.

In 2016, we implemented our executive compensation philosophy to provide competitive compensation to our NEOs that was linked to the achievement of objectives of the Bank performance.

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

BASE SALARY

Base salary is a fixed component of our NEOs' total compensation that is intended to provide a level of compensation necessary to attract and retain highly-qualified executives. The Compensation Committee reviews the level of base salaries annually and approves and recommends to the Board adjustments to base salaries for our NEOs.

Each NEO's minimum base salary is established by their respective employment agreement with us, except for the Director, Western Office. The Director, Western Office does not have an employment agreement with us and his base salary is established by the CBO. For further information regarding base salary and the terms of the employment agreements, see the narrative discussion following the "Summary Compensation Table" in this Item 11.

INCENTIVE PLAN

In December 2015, the Compensation Committee approved the 2016 Incentive Plan (IP). In January 2016, the Compensation Committee approved the Bank-wide Goal measures. The IP includes an annual cash incentive and a deferred cash incentive. Under the IP, our NEOs are required to defer 50 percent of their total cash incentive for three years following the end of the performance plan period. The 2016 deferred opportunities are payable in 2020. The deferred awards are not finally earned until completion of the respective performance periods and are subject to the quarterly average of our EVCS in 2019 and approvals by the Compensation Committee and Board of Directors in 2020. We define EVCS as the net present value of expected future cash flows of our assets and liabilities (excluding mandatorily redeemable capital stock), discounted at our cost of funds, divided by the total shares of capital stock (including mandatorily redeemable capital stock) outstanding. This measurement reduces the impact of day-to-day price changes that cannot be attributed to any of the standard market factors, such as movements in interest rates or volatilities. Thus, EVCS provides an estimated measure of the long-term value of one share of our capital stock. We believe tying the amount of the final awards to the level of our EVCS ensures that our participating NEOs continue to operate the Bank in a profitable, prudent manner without taking unnecessary or excessive risk. It also discourages our NEOs from taking short-term measures in 2016 that could negatively impact longer-term Bank performance. We received a non-objection letter from the Finance Agency for our 2016 IP in February of 2016.

For additional information about our Bank-wide Goals, see “Establishment of Performance Measures for the IP ” in this Item 11. For more information relating to estimated IP awards, see “Components of 2016 Non-Equity Incentive Plan Compensation" in this Item 11.

RETIREMENT BENEFITS

As a result of the Merger, we acquired the Seattle Bank's health, welfare, and retirement benefit plans. The Des Moines and Seattle Banks' health and welfare benefits merged effective January 1, 2016. The non-qualified retirement benefit plans, the Seattle Bank Thrift Benefit Equalization Plan, Retirement Fund Benefit Equalization Plan, and Executive Supplemental Retirement Plan (SERP) merged effective January 1, 2016 into the Benefit Equalization Plan (BEP). The Des Moines and Seattle Banks' qualified defined contribution benefit plans, the Pentegra Defined Contribution Plan for Financial Institutions, and the Federal Home Loan Bank of Seattle 401(k) Savings Plan, were integrated effective March 1, 2016 into the Federal Home Loan Bank of Des Moines 401(k) Savings Plan (DC Plan). The two banks' qualified defined benefit plans remain separate as two qualified defined benefit plans (DB Plans) under the same multiple-employer plan, the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan). In 2016, our Board of Directors elected to freeze the DB Plans effective January 1, 2017. The decision was driven by the volatility and cost of the DB Plans, the determination that the DB Plans are no longer a differentiator in attracting talent, and the understanding that our total compensation is very competitive compared to our peers. After the plan freeze, participants do not accrue any new benefits under the Pentegra DB Plan.

Our President and CEO, and Director, Western Office participate in the former Seattle Pentegra Defined Benefit Plan for Financial Institutions (Seattle DB Plan). Our former CEO, COO (former CFO), and CRO participate in the Des Moines Pentegra Defined Benefit Plan for Financial Institutions (Des Moines DB Plan). All of our NEOs participate in the DC Plan to the same extent as our other employees. In addition, certain NEOs participate in the BEP which is a non-qualified plan that allows the NEOs to receive amounts they would have been entitled to receive under the DB Plans and/or the DC Plan had the plans not been subject to Internal Revenue Code contribution limitations. Our President and CEO, former CEO, COO (former CFO), and CRO participate in the defined benefit component of the BEP (BEP DB Plan) as well as the defined contribution component of the BEP (BEP DC Plan). Our CFO and CBO participate in the BEP DC Plan. In 2016, our Board of Directors elected to freeze the BEP DB Plan effective January 1, 2017. The decision was driven by the freeze of the DB Plan. After the plan freeze, participants do not accrue any new benefits under the BEP DB Plan.

HEALTH AND WELFARE BENEFITS

Our NEOs are eligible for the same medical, dental, life insurance, and other benefits available to our full-time employees.

PAYMENTS IN THE EVENT OF TERMINATION

The employment agreements we entered into with certain NEOs governed their compensation for 2016 and provide for payments in the event of termination based on certain triggering events. For additional details, see "Potential Payments Upon Termination or Change of Control" in this Item 11.

PERQUISITES

Our NEOs, except the Director, Western Office who does not have an employment agreement with us, are eligible to receive perquisites in the form of financial planning assistance. In addition, our President and CEO receives a monthly car allowance. These perquisites are provided as a convenience associated with the NEOs overall duties and responsibilities.

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

On April 14, 2011, the Finance Agency issued a proposed rule (reissued May 2, 2016) along with six other federal financial regulators that could impose additional requirements and restrictions on incentive compensation arrangements.

On January 28, 2014, the Finance Agency issued a final rule, effective February 27, 2014, that implements Section 1113 of the Housing Enterprises Act and continues the requirement that the Director of the Finance Agency approve any agreements or contracts of executive officers that provide compensation in connection with termination of employment to determine if the FHLBanks overall compensation of executives is reasonable and comparable. The final rule also ensures that the FHLBanks comply with processes used by the Finance Agency in its oversight of executive compensation. A final rule amending the Finance Agency's rule on golden parachute payments was also issued by the Finance Agency on this date.

Roles and Responsibilities of the Compensation Committee and Management in Establishing Executive Compensation

The Compensation Committee, with the assistance of our President and CEO, approves and recommends to the Board of Directors all compensation decisions for our NEOs. Our President and CEO makes recommendations to the Compensation Committee concerning all elements of compensation for our NEOs. Throughout the year, our President and CEO, and the Compensation Committee review, on an informal basis, the performance of our NEOs, future management changes, and other matters relating to compensation. Any employment or severance agreement for our President and CEO is also approved by the Board of Directors.

Throughout the year, the Board of Directors reviews our Bank-wide Goals and achievement levels. When final numbers for a calendar year are determined, the Compensation Committee reviews the performance results to determine the level of performance that has been achieved for purposes of making compensation decisions for our NEOs. Our Compensation Committee recommends the incentive awards comprised of Bank-wide Goals to the Board of Directors for their approval.

Merit increases are based upon an evaluation of an NEO's overall performance. Because of our size and the number of NEOs involved, our President and CEO recommends to the Compensation Committee merit increases for the other NEOs. The Board of Directors completes an evaluation of our President and CEO's performance and the Compensation Committee recommends compensation for our President and CEO to the Board of Directors. The Compensation Committee and our President and CEO consider overall performance in the areas of key role responsibilities, our shared values, and strategic responsibilities established for the year, and NEO compensation relative to the market, in analyzing merit increases.

Analysis Tools the Compensation Committee Uses

For 2016, the Compensation Committee engaged McLagan Partners to advise them on executive compensation decisions. This included an analysis of McLagan Partners' broad-based executive compensation benchmarking survey data to evaluate and advise our Compensation Committee and Board of Directors on whether the objectives of our executive compensation program were being met. This analysis compares the compensation of our NEOs to similar positions in commercial banks, the FHLBank System, and proxy data from publicly traded banks with assets between $10 billion and $20 billion. The market data is calculated with and without the proxy data. Their analysis considers all components of the NEOs' total compensation except benefits.

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

Compensation Decisions in 2016

How we compensate our NEOs sets the tone for how we administer pay throughout the entire Bank. For 2016, our Compensation Committee considered numerous factors (including those previously discussed) before deciding on the appropriate total compensation for our NEOs, in the context of the current business, operating, and regulatory environment, which are more fully described in the following narrative.

BASE SALARY LEVELS

The Compensation Committee followed its historical practice of adjusting base salaries after a review of individual performance and current compensation of our NEOs compared to survey data. The Compensation Committee determined increases in our NEOs' base salaries between zero percent and 11.1 percent for 2016 were appropriate based on (i) our NEOs' individual performance, contributions to the Bank, length of time in position, and changes in responsibilities, if applicable, (ii) a review of the compensation data paid by other FHLBanks, and (iii) a review of the McLagan Partners' executive compensation survey data.

For 2016, the Compensation Committee approved increases for our NEOs effective January 1, 2016, with the exception of our Director, Western Office whose increase was effective March 1, 2016 and approved by our President and CEO since the Director, Western Office was not an NEO in 2016. These increases were reviewed by the Finance Agency. The 2016 increases in base salary for our President and CEO, Michael L. Wilson, former CEO, Richard S. Swanson, COO (former CFO), Steven T. Schuler, CRO, Dusan Stojanovic, and CBO, Daniel D. Clute, were zero percent, zero percent, 3.0 percent, 11.1 percent, and 7.7 percent of 2015 base salary, respectively. Our President and CEO and former CEO recommended to the Compensation Committee that their base salary remain the same for 2016 due to the Merger. Our CBO recommended an increase of 5.5 percent to our President and CEO for the Director, Western Office, Glen D. Simecek. Our CFO was not an employee of the Bank at the time 2016 merit increase decisions were made. Mr. Amato's base salary was established in his employment agreement that is further discussed in "Employment Agreement between the FHLB Des Moines and Joseph Amato."

In December 2016, the Compensation Committee approved increases in base salaries between zero percent and 11.8 percent for the NEOs effective January 1, 2017. The larger increases of 9.1 and 11.8 percent include a merit and market adjustment for our Director, Western Office and President and CEO, respectively, whose compensation as determined by the Compensation Committee was low compared to the market data for similar positions. These increases were reviewed by the Finance Agency and a non-objection was received on January 4, 2017.

ESTABLISHMENT OF PAY TARGETS AND RANGES

IP pay targets established for our NEOs take into consideration total compensation practices (base salary and incentives) of the survey data reviewed. Under the IP, our NEOs are assigned target award opportunities, stated as percentages of base salary. The target award opportunities correspond to the determination made by our Compensation Committee and our President and CEO on each NEO's level of responsibility and ability to contribute to and influence overall Bank performance. For 2016, the Compensation Committee increased the incentive target payout opportunity for the President and CEO and former CEO. The IP target award opportunities were the same as 2015 for the other NEOs. As a result of the merger integration, the Director, Western Office's IP target award was reduced to 40 percent from 50 percent in 2016.

Awards are paid to our NEOs based upon the achievement level of Bank-wide Goals as determined by the Compensation Committee. In addition, 50 percent of the incentive award for participating NEOs, is deferred for three years following the end of the performance period, and subject to our achievement of requisite EVCS levels and Compensation Committee and Board of Directors' approvals at the time of payment.

The annual and deferred IP award opportunities for our NEOs in 2016 were a percentage of base salary as follows:

Named Executive Officer	Incentive Plan	Threshold	Target	Maximum
Michael L. Wilson	Annual	25.0%	42.5%	50.0%
	Deferred	25.0%	42.5%	50.0%
Richard S. Swanson	Annual	25.0%	42.5%	50.0%
	Deferred	25.0%	42.5%	50.0%
Joseph E. Amato	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%
Steven T. Schuler	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%
Dusan Stojanovic	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%
Daniel D. Clute	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%
Glen D. Simecek	Annual	10.0%	20.0%	30.0%
	Deferred	10.0%	20.0%	30.0%

ESTABLISHMENT OF PERFORMANCE MEASURES FOR THE IP

In December 2015, the Compensation Committee approved the Bank-wide Goal measures for 2016, which are summarized below:

i.	Core Product Utilization is a measure of the usage of the Bank's core products (advances, LOCs and MPF/MPP/MPF Xtra) by its members.

ii.	Advance Penetration is a measure of the average advance to assets ratio of the Bank's depository institution members.

iii.	Operation Risk Management is a measure of the effectiveness of the Bank's efforts to improve internal operations.

iv.	Financial Risk Management as measured by the effectiveness of the Bank's efforts to manage market risk, credit risk, and liquidity risk.

v.
Spread between Adjusted Return on Capital Stock and average 3-month LIBOR is a measure of profitability in which GAAP net income is adjusted for certain volatile and non-recurring items as disclosed in the Bank's SEC reporting documents on Form 10-K and Form 10-Q. For additional information on our adjusted earnings measure, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Adjusted Earnings."

vi.	Market Value of Capital Stock is a measure to ensure the Bank can always redeem capital stock at par.

The Bank’s IP design has historically included Bank-wide Goals. This plan design has resulted in positive results for the Bank and reasonable payouts to our participating NEOs. We believe this plan design has accomplished and driven the behaviors of all employees, including our NEOs, in accordance with our Board of Directors' expectations.

For 2016, NEO incentive awards are tied entirely to achievement of Bank-wide Goals. This weighting was determined by the Compensation Committee based upon the relative need for our NEOs to focus on certain strategic imperatives and/or strategies contained in our Strategic Business Plan. The Compensation Committee determined not to include an Individual/Team Goal component of the Bank's IP design because it was subjective.

When establishing the Bank-wide IP performance goals, the Compensation Committee and the Board of Directors anticipated that we would reasonably achieve the target level of performance aligned with objectives contained in our Strategic Business Plan. The maximum level provides a goal that is anticipated to be more challenging to reach, based on the previous year's performance results and current market trends and conditions. The Bank-wide Goal incentive awards are paid based on the actual results we achieve. The weightings for each goal area are generally aligned with our Strategic Business Plan and areas of key focus, such as delivering member value and managing risk.

The 2016 to 2018 Strategic Business Plan was approved by the Board of Directors in December of 2015, and included the following strategic imperatives for which strategies and action items were developed:

i.	Financial Risk Management

ii.	Member Focus

iii.	People and Culture

iv.	Public Policy

v. Operational Excellence

The Bank-wide performance goals were aligned with the focus areas of Financial Risk Management, Member Focus, and Operational Excellence.

2016 IP PERFORMANCE RESULTS

On a regular basis during 2016, management provided an update to the Board of Directors on the status of performance relative to Bank-wide Goals. The following table provides the 2016 IP Bank-wide Goals approved by the Board of Directors in January 2016 as well as our performance results for 2016:

Bank-wide Goals	2016 Results	Threshold	Target	Maximum
Core Product Utilization (15% Weight)	65.7%	60.2%	65.0%	66.6%
Advance Penetration (15% Weight)	2.87%	1.94%	2.60%	2.78%
Operational Risk Management (20% Weight)[1]	3/5	3/5	4/5	5/5
Financial Risk Management (10% Weight)	4/5	3/5	4/5	5/5
Spread between Adjusted Return on Capital Stock and average 3-month LIBOR (25% Weight)	4.37%	3.05%	4.60%	6.15%
MVCS (15% Weight)	$117.9	$100.0	$108.6	$117.1

1	The Board of Directors approved a result of 2.75/5 for the NEOs and a result of 3/5 for the remainder of the Bank's employees.

At its January 2017 conference call meeting, the Compensation Committee determined the Bank-wide Goals achievement results for the incentive awards that would be paid out to participating NEOs for the 2016 performance year. The incentive awards were based on the pay targets, ranges, and performance measures established by the Board of Directors and management, as appropriate, for 2016.

The overall weighted achievement of the Bank-wide Goals was 93.75 percent of target for our President and CEO, and 100.95 percent for the CFO, COO (former CFO), CRO, and CBO, and 103.93 percent for the Director, Western Office. As a result of the Bank's performance based on achievements related to Bank-wide Goals, the Compensation Committee awarded each NEO the amounts identified in the following table:

Named Executive Officer	Bank-wide Performance Award	Percent of Base Salary
Michael L. Wilson	$573,804	80%
Richard S. Swanson[1]	411,778	80
Joseph E. Amato[2]	181,740	61
Steven T. Schuler	233,839	61
Dusan Stojanovic	212,030	61
Daniel D. Clute	212,030	61
Glen D. Simecek	107,601	42

1
Mr. Swanson's employment with the Bank was terminated effective June 30, 2016. His Bank-wide performance award was based off his eligible earnings for his period of employment with the Bank, from January 1, 2016 through June 30, 2016.

2	Mr. Amato's incentive was prorated based on his period of employment with the Bank from May 2, 2016 through December 31, 2016.

The following table provides compensation information for our NEOs for the years ended December 31, 2016, 2015, and 2014:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Non-Qualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Michael L. Wilson[4]	2016	$720,000	$—	$751,012	$664,000	$70,610	$2,205,622
President and CEO	2015	420,000	—	329,412	222,250	175,943	1,147,605
Richard S. Swanson[5]	2016	516,693	1,125	602,034	1,299,000	2,556,170	4,975,022
Former CEO	2015	720,000	—	565,910	394,000	72,677	1,752,587
	2014	695,000	—	593,780	1,004,000	68,513	2,361,293
Joseph E. Amato[6]	2016	300,000	192,500	181,740	—	212,482	886,722
CFO
Steven T. Schuler[8]	2016	386,000	1,125	332,388	413,000	32,266	1,164,779
COO (former CFO)	2015	374,400	—	234,336	229,000	29,494	867,230
	2014	360,000	—	244,417	463,000	30,152	1,097,569
Dusan Stojanovic	2016	350,000	—	295,524	281,000	26,826	953,350
CRO	2015	315,000	—	198,907	112,000	24,867	650,774
	2014	305,000	—	205,536	291,000	24,467	826,003
Daniel D. Clute	2016	350,000	750	287,311	—	38,027	676,088
CBO	2015	325,000	—	208,256	—	36,347	569,603
	2014	275,000	—	186,502	—	32,435	493,937
Glen D. Simecek[7]	2016	258,906	—	157,602	154,000	15,626	586,134
Director, Western Office

1	The components of this column for 2016 are provided in the “Components of 2016 Non-Equity Incentive Plan Compensation” table on the following page.

2	Represents the change in value of the DB Plans and the BEP DB Plan. All earnings on non-qualified deferred compensation are at the market rate.

3	The components of this column for 2016 are provided in the “Components of 2016 All Other Compensation” table on the following page.

4
Mr. Wilson's 2015 salary, non-equity incentive, and change in accrued pension value, non-qualified deferred compensation earnings and all other compensation are based on the period of his employment with the Bank, from June 1, 2015 through December 31, 2015.

5
Mr. Swanson's employment with the Bank was terminated effective June 30, 2016. His salary, non-equity incentive, change in pension value, and non-qualified deferred compensation earnings are based on the period of his employment with the Bank from January 1, 2016 through June 30, 2016. All other compensation includes Mr. Swanson's termination of employment compensation. Refer to "Post-Employment Compensation of Richard S. Swanson" in this Item 11 for additional details on Mr. Swanson's termination of employment compensation.

6
Mr. Amato's 2016 salary, non-equity incentive, and change in accrued pension value, non-qualified deferred compensation earnings, and all other compensation are based on the period of his employment with the Bank from May 2, 2016 through December 31, 2016. Mr. Amato also received a one-time bonus related to the start of his employment with the Bank.

7	Mr. Simecek was not an NEO prior to 2016.

8	Mr. Schuler retired effective January 13, 2017.

COMPONENTS OF 2016 NON-EQUITY INCENTIVE PLAN COMPENSATION

Named Executive Officer	Annual Incentive	Deferred Incentive[1]	IPIP[2]	Total
Michael L. Wilson	$286,902	$286,902	$177,208	$751,012
Richard S. Swanson	205,889	205,889	190,256	602,034
Joseph E. Amato	90,870	90,870	—	181,740
Steven T. Schuler	116,919	116,919	98,550	332,388
Dusan Stojanovic	106,015	106,015	83,494	295,524
Daniel D. Clute	106,015	106,015	75,281	287,311
Glen D. Simecek	53,801	53,801	50,000	157,602

1
The deferred incentive amounts were earned as of December 31, 2016, but will not be paid until 2020, and remain subject to modification and forfeiture under the terms of the IP. For the NEOs, the deferred incentive is 50 percent of the total incentive earned in 2016.

2
The Integration Performance Incentive Plan (IPIP) was approved by the Bank's Compensation Committee in 2014 to reward contributors involved in the Bank's contemplated Merger. For additional details refer to "Merger Integration" in the Bank's 2015 Form 10-K.

COMPONENTS OF 2016 ALL OTHER COMPENSATION

	Bank Contributions to Vested Defined Contribution Plans
Named Executive Officer	DC Plans	BEP DC Plan	Termination of Employment[1]	Gross-ups or Other Amounts Reimbursed for the Payment of Taxes	Perquisites and Other Personal Benefits[2]	Other	Total
Michael L. Wilson	$13,179	$48,339	$—	$—	$9,000	$92	$70,610
Richard S. Swanson[1]	15,120	28,235	2,500,734	—	12,081	—	2,556,170
Joseph E. Amato	10,600	21,202	—	15,125	165,463	92	212,482
Steven T. Schuler	15,429	14,747	—	—	1,998	92	32,266
Dusan Stojanovic	9,625	16,861	—	—	248	92	26,826
Daniel D. Clute	22,600	15,335	—	—	—	92	38,027
Glen D. Simecek	15,534	—	—	—	—	92	15,626

1	Refer to Post-Employment Compensation of Richard S. Swanson below for additional details on Mr. Swanson's termination of employment compensation.

2
Perquisites and other personal benefits were less than $25 thousand and less than 10 percent of total perquisites for all NEOs with the exception of Mr. Amato. Perquisites include a car allowance for Mr. Wilson, a car allowance, financial planning, and wellness reimbursement for Mr. Swanson, financial planning for Mr. Schuler, and wellness reimbursement for Mr. Stojanovic. Perquisites and other personal benefits for Mr. Amato included relocation expenses of $165,266 and a wellness reimbursement of $237.

The following table provides estimated potential payouts under our IP of non-equity incentive plan awards:

2016 Grants of Plan-Based Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Named Executive Officer	Incentive Plan	Threshold	Target	Maximum
Michael L. Wilson	Annual	$180,000	$306,000	$360,000
	Deferred	180,000	306,000	360,000
Richard S. Swanson	Annual	146,396	219,595	292,793
	Deferred	146,396	219,595	292,793
Joseph E. Amato	Annual	60,000	90,000	120,000
	Deferred	60,000	90,000	120,000
Steven T. Schuler	Annual	77,200	115,800	154,400
	Deferred	77,200	115,800	154,400
Dusan Stojanovic	Annual	70,000	105,000	140,000
	Deferred	70,000	105,000	140,000
Daniel D. Clute	Annual	70,000	105,000	140,000
	Deferred	70,000	105,000	140,000
Glen D. Simecek	Annual	25,891	51,781	77,672
	Deferred	25,891	51,781	77,672

EMPLOYMENT AGREEMENTS

The employment agreements provide, with respect to each of our NEOs, except the Director, Western Office who does not have an Employment Agreement, that we shall initially pay the respective NEO an annualized base salary of not less than the amount set forth in the respective agreement. In each case, base salary may only be adjusted upward from the 2016 base salary based on an annual review by the Board of Directors and may not be adjusted downward unless such downward adjustment is part of a nondiscriminatory cost reduction plan applicable to our total compensation budget.

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

Refer to the discussion of IP under “2016 IP Performance Results” in this Item 11 for additional information on the levels of awards under the IP. Actual non-equity incentive award amounts earned for the year ended December 31, 2016 are included in the non-equity incentive plan compensation column under the “Summary Compensation Table” in this Item 11.

The 2016 IP provides that unless otherwise directed by the Compensation Committee, payments under Bank-wide Goals shall be made in a lump sum through regular payroll distribution, as soon as possible after the Board of Directors approves the payout of a particular award, but in no case more than 75 days after the end of the calendar year for which the performance or deferral period is ended.

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

Benefits and Retirement Philosophy

We consider benefits to be an important aspect of our ability to attract and retain qualified employees and therefore we design our programs to be competitive with other financial services businesses. The following is a summary of the retirement benefits that our NEOs were eligible to receive, except the CFO, CBO, and Director, Western Office in some cases.

QUALIFIED DEFINED BENEFIT PLANS

All employees who have met the eligibility requirements participate in our DB Plans, administered by Pentegra. In 2016, our Board of Directors elected to freeze the DB Plans effective January 1, 2017. After the plan freeze, participants no longer accrue any new benefits under the Pentegra DB Plan. The Boards of Directors of both the Seattle and Des Moines Banks previously approved amendments to the DB Plans which excluded new hires from participating in the DB Plans. In 2010, the Bank approved an amendment to the Des Moines DB Plan. Under the amendment, new employees hired on or after January 1, 2011, including any NEO, were not eligible to participate in the Des Moines DB Plan. In 2004, the Seattle Bank Board of Directors approved an amendment to the Seattle DB Plan. Under the amendment, new employees hired on or after January 1, 2005, including any NEO were not eligible to participate in the Seattle DB Plan. All of our NEOs, with the exception of our CFO, and CBO participate in our DB Plans.

The pension benefits payable under the Des Moines DB Plan for the former CEO, COO (former CFO), and CRO were determined using a pre-established formula that provides a retirement benefit payable at age 65 or normal retirement under the plan. The benefit formula is 2.25 percent per each year of the benefit service multiplied by the highest three consecutive years' average compensation. Average compensation is defined as the total taxable compensation as reported on the IRS Form W-2 (excluding deferred award payouts). In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan. Upon termination of employment prior to age 65, participants meeting the five-year vesting and age 55 early retirement eligibility criteria are entitled to an early retirement benefit. The regular form of retirement benefits provides a single life annuity, with a guaranteed 12-year payment, or additional payment options are also available. The benefits are not subject to offset for Social Security or any other retirement benefits received.

The benefit formula under the Seattle DB Plan for our President and CEO and Director, Western Offices, as amended in August 2013 by the Seattle Bank, was 2.0 percent per each year of the benefit service multiplied by the highest three consecutive years’ average compensation. Compensation is defined as base salary plus overtime, bonuses and incentive compensation, excluding the amounts earned under Long-Term Executive Plans. Early retirement benefit payments are available to vested participants at age 45. However, early retirement benefit payments will be reduced by 3 percent for each year the participant is under age 65 when payments commence. If a participant has a combined age and service of at least 70 years (rule of 70) with a minimum age of 50, this reduction is 1.5 percent for each year the participant is under age 65 when benefit payments commence. The Rule of 70 only applies to benefits accrued prior to August 1, 2013. Our President and CEO and Director, Western Offices are eligible for the Rule of 70.

NON-QUALIFIED DEFINED BENEFIT PLANS

Certain NEOs participating in the BEP also participate in the BEP DB Plan. Our BEP DB Plan is an unfunded, non-qualified pension plan. Our President and CEO, former CEO, COO (former CFO), and CRO participate in the BEP DB Plan. The BEP was amended in March of 2011 and states that NEOs hired on or after January 1, 2011 were not eligible to participate in the BEP DB Plan. Although our President and CEO joined the Bank in 2015, he previously participated in the BEP DB Plan when he was employed as CBO of the Bank, and also participated in the Seattle Bank Thrift BEP, and Retirement BEP, which merged into the BEP effective January 1, 2016. In 2016, our Board of Directors elected to freeze the BEP DB Plan effective January 1, 2017. After the plan freeze, participants no longer accrue any new benefits under the BEP DB Plan.

In determining whether a restoration of retirement benefits is due to our participating NEOs, the BEP DB Plan previously utilized the identical benefit formulas applicable to our DB Plans; however, the BEP DB Plan did not limit the annual earnings or benefits of our participating NEOs. Rather, if the benefits payable from the DB Plans were reduced or otherwise limited, our participating NEOs' lost benefits were payable under the terms of the BEP DB Plan. As a non-qualified plan, the benefits received from the BEP DB Plan do not receive the same tax treatment and funding protection as with our qualified plans. Payment options under the BEP DB Plan include a lump-sum distribution, annuity payments, or installment payment options.

CURRENT ACCRUED RETIREMENT BENEFITS

The following table provides the present value of the current accrued benefits payable to our participating NEOs upon retirement at age 65 from the DB Plans and BEP DB Plan, and is calculated in accordance with the formula currently in effect for specified years-of-service and remuneration for participating in those plans. Our pension benefits do not include any reduction for a participant's Social Security benefits. The vesting period for the pension plans is five years. See “Item 8. Financial Statements and Supplementary Data — Note 16— Pension and Postretirement Benefits” for details regarding valuation method and assumptions.

2016 Pension Benefits Table
Named Executive Officer[1]	Plan Name	Number of Years Credited Service	12/31/15 Present Value of Accumulated Benefit	12/31/16 Present Value of Accumulated Benefit	Change in Present Value of Accumulated Benefit
Michael L. Wilson	Pentegra DB Plan	22.00	$1,432,000	$1,626,000	$194,000
	BEP DB Plan	10.33	939,000	1,409,000	470,000
Richard S. Swanson	Pentegra DB Plan	9.42	867,000	1,014,000	147,000
	BEP DB Plan	10.42	2,450,000	3,602,000	1,152,000
Joseph E. Amato[1]	Pentegra DB Plan	—	—	—	—
	BEP DB Plan	—	—	—	—
Steven T. Schuler	Pentegra DB Plan	9.25	817,000	957,000	140,000
	BEP DB Plan	9.25	690,000	963,000	273,000
Dusan Stojanovic	Pentegra DB Plan	9.75	473,000	589,000	116,000
	BEP DB Plan	9.75	278,000	443,000	165,000
Daniel D. Clute[1]	Pentegra DB Plan	—	—	—	—
	BEP DB Plan	—	—	—	—
Glen D. Simecek[1]	Pentegra DB Plan	19.58	1,004,000	1,158,000	154,000
	BEP DB Plan	—	—	—	—

1
Only employees hired prior to January 1, 2011 were previously eligible for the Des Moines DB Plan and BEP DB Plan. Mr. Amato and Mr. Clute were hired after January 1, 2011 and therefore were not eligible to participate in these plans in 2016. Mr. Simecek is a former Seattle Bank employee and is a participant of the Seattle DB Plan but is not eligible to participate in the BEP DB Plan as he became an employee of the Bank after January 1, 2011 and did not previously participate in the Thrift BEP, Retirement BEP, or SERP.

QUALIFIED DEFINED CONTRIBUTION PLANS

All employees who have met the eligibility requirements may elect to participate in our DC Plan, a retirement savings plan qualified under the Internal Revenue Code. Employees (including NEOs) may receive a match on employee contributions at 100 percent up to six percent of eligible compensation. Employees are eligible for the match immediately and all matching contributions are immediately 100 percent vested. Prior to January 1, 2017, employees hired on or after January 1, 2011 received an additional four percent Bank contribution of eligible compensation to the Des Moines DC Plan at the end of each calendar year. This change was made as a result of changes to the Des Moines DB Plan which excluded employees hired on or after January 1, 2011 from participating in the DB Plan. Effective January 1, 2017, in conjunction with the freeze of the DB plan, all employees now receive an additional four percent Bank contribution of eligible compensation to the DC Plan at the end of each calendar year. Vesting in the additional four percent contribution is 100 percent at the completion of three years of service.

NON-QUALIFIED DEFINED CONTRIBUTION PLANS

NEOs participating in the BEP are eligible to participate in the BEP DC Plan, a non-qualified defined contribution plan that is the same as the DC Plan. The BEP DC Plan ensures, among other things, that participants whose benefits under the Des Moines DC Plan would otherwise be restricted by certain provisions of the Internal Revenue Code are able to make elective pre-tax deferrals and to receive a matching contribution relating to such deferrals. The investment returns credited to a participating NEO's account are at the market rate for the NEO's selected investment. The selections may be altered at any time. Aggregate earnings are calculated by subtracting the 2015 year-end balance from the 2016 year-end balance, less the NEO's and Bank's contributions. The Bank immediately matches 100 percent of NEOs' contributions up to six percent of salary for salary and incentive deferrals.

2016 Non-Qualified Deferred Compensation Table
Named Executive Officer	Executive Contributions In Last FY1	Registrant Contributions In Last FY2	Aggregate Earnings In Last FY	Aggregate Withdrawals In Last FY	Aggregate Balance At Last FYE
Michael L. Wilson	$90,621	$48,339	$34,540	$—	$795,995
Richard S. Swanson	257,953	28,235	98,055	—	1,987,689
Joseph E. Amato	300,870	21,202	(9,406)	—	216,344
Steven T. Schuler	88,892	14,747	61,098	—	901,605
Dusan Stojanovic	281,015	16,861	9,222	—	429,244
Daniel D. Clute	37,861	15,335	7,058	—	155,287
Glen D. Simecek[3]	—	—	—	—	—

1
Amounts represent NEO’s contributions for 2016 which includes the base salary deferral into the BEP during 2016 as well as the amount of the 2016 incentive the NEO has deferred into the BEP in 2017. Amounts shown are included in both the “Salary” and “Non-Equity Incentive” columns of the “Summary compensation table” in this Item 11.

2	Amounts shown are included in the "All Other Compensation" column of the “Summary Compensation Table” in this Item 11.

3	Mr. Simecek is not eligible to participate in the BEP DC Plan.

Potential Payments Upon Termination or Change of Control

The following paragraphs set out the material terms relating to termination of each of our NEOs and the potential compensation that would be due to each upon termination under the current employment agreements or change in control agreements, as applicable. For purposes of the following discussion regarding potential payments upon termination or change of control, the following are the definitions of “Cause,” “Good Reason,” “Disability,” and "Change of Control." Mr. Simecek is a party to a change in control agreement, dated as of March 17, 2014, originally with the Seattle Bank (the "Simecek Change in Control Agreement"). As a result of the Merger, Mr. Simecek may be eligible to receive benefits under the Simecek Change in Control Agreement if his employment is terminated before June 1, 2017, for the reasons discussed below.

“Cause” generally means a felony conviction, a willful act of misconduct that materially impairs the Bank's business or goodwill or causes material damage, a willful breach of certain representations in the employment agreement, a willful and continued failure to perform material duties (other than for Mr. Simecek), a willful material violation of the Bank's Code of Ethics, or receipt by the Bank of any regulatory order that the NEO be terminated or the NEO's authority be materially reduced (other than for Mr. Simecek). "Cause" under the Simecek Change in Control Agreement also includes Mr. Simecek's failure to comply with valid and lawful directives from his supervisor or Board of Directors.

“Good Reason” generally means a reduction in the NEO's base salary or incentive plan bonus opportunity, unless as part of a nondiscriminatory cost reduction applicable to the Bank's total compensation budget, a reduction in the NEO's corporate officer title (other than for Mr. Simecek), a material change by the Bank in the geographic location in which the NEO is required to perform services or a material breach of the employment agreement or Simecek Change in Control Agreement, as applicable, by the Bank. "Good Reason" under the Simecek Change in Control Agreement also includes the assignment to Mr. Simecek of ongoing duties that are materially inconsistent with his position, a material diminution in Mr. Simecek's authority or responsibilities or those of the person to whom he reports or a material diminution in the budget over which Mr. Simecek has authority.

“Disability” means the NEO is receiving benefits under a disability plan sponsored by the Bank for a period of not less than three months by reason of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than twelve months and which has rendered the NEO incapable of performing their duties. There is no definition of "Disability" under the Simecek Change in Control Agreement.

“Change of Control” means a merger, reorganization, or consolidation of the Bank with or into another FHLBank or other entity, a sale or transfer of all or substantially all of the business or assets of the Bank to another FHLBank or other entity, the purchase by the Bank or transfer to the Bank of all or substantially all of the business or assets of another FHLBank, or the liquidation of the Bank. Under the Simecek Change in Control Agreement, "Change of Control" also includes a sale of the stock of the Bank after which the holders of voting securities of the Bank immediately prior to such sale own less than a majority of the outstanding voting securities or a change in the composition of the Board such that individuals who were members of the Board prior to notice of a potential transaction cease to comprise a majority of the Board.

These definitions are summaries only and each respective employment agreement or Simecek Change in Control Agreement, between us and our NEOs, as applicable, provides the relevant definitions in full. A copy of the employment agreement for our President and CEO is filed as an exhibit to our current report on Form 8-K, filed with the SEC on June 1, 2015. Copies of the employment agreements for our CRO and CBO are filed as exhibits to our quarterly report on Form 10-Q, filed with the SEC on November 12, 2014, and copies of the employment agreement for our CFO is filed as an exhibit to our current report on Form 8-K/A, filed with the SEC on August 5, 2016. A copy of the Simecek Change in Control Agreement is filed as an exhibit to this annual report on Form 10-K.

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

Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2016, the total amounts payable to our NEOs are outlined in the table below:

Named Executive Officer	Severance Pay[1]	Annual Incentive	Deferred Incentive	Vacation Payout[2]	Total
Michael L. Wilson	$—	$—	$—	$129,700	$129,700
Richard S. Swanson[3]	—	—	—	—	—
Joseph E. Amato	—	—	—	8,076	8,076
Steven T. Schuler	—	—	—	39,342	39,342
Dusan Stojanovic	—	—	—	34,327	34,327
Daniel D. Clute	—	—	—	26,474	26,474
Glen D. Simecek[4]	—	—	—	41,187	41,187

1
Termination under these circumstances would not result in severance payments from the Bank but would result in salary earned through December 31, 2016, as reflected under the "Salary" column of the "Summary Compensation Table" in this Item 11.

2	This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

3	Mr. Swanson's employment with the Bank was terminated effective June 30, 2016.

4
As of December 31, 2016, there is not an employment agreement in force between the Bank and Mr. Simecek. However, like all employees, Mr. Simecek is eligible to receive a payout in connection with unused vacation upon termination for cause.

TERMINATION WITHOUT CAUSE, FOR GOOD REASON, OR FOLLOWING A MERGER/CHANGE IN CONTROL

If, however, the NEO's (other than Mr. Simecek's) employment is terminated by us without cause, by the NEO for good reason, or following a merger/change in control, in addition to the payouts previously mentioned, the NEO would be entitled to severance payments equal to a multiple of the NEO's base salary and otherwise as follows:

i.
Two times the annual base salary in effect on the date of termination for the President and CEO and for Mr. Simecek, one times the annual base salary in effect on the date of termination for the CFO, COO (former CFO), CRO, and CBO, or, in the case that the termination occurs within 24 months following a Change of Control, 2.99 times the annual base salary in effect on the date of termination for the President and CEO and two times the annual base salary in effect on the date of termination for the CFO, COO (former CFO), CRO, and CBO;

ii.
One times the participating NEO's (other than Mr. Simecek's) targeted non-deferred IP award in effect for the calendar year in which the date of termination occurs, or, in the case that the termination occurs within 24 months following a Change of Control, 2.99 times the targeted non-deferred plan award in effect for the calendar year in which the date of termination occurs for the President and CEO and two times the targeted non-deferred plan award in effect for the calendar year in which the date of termination for the CFO, COO (former CFO), CRO, and CBO;

iii.
The IP award for the calendar year in which the date of termination occurs and prorated for the portion of the calendar year in which the NEO was employed. Under the Simecek Change in Control Agreement, Mr. Simecek would receive two times that amount, but only to the extent such amount would have been paid out in the first quarter of the succeeding calendar year;

iv.
The accrued but unpaid IP awards covering periods prior to the one in which the NEO's (other than Mr. Simecek's) employment was terminated, calculated in accordance with the terms of the IP as if termination was due to death or disability;

v.
Any benefits mandated under any applicable health care continuation laws, provided that the continuing bank will continue paying its portion of the medical and/or dental insurance premiums for the NEO for the one-year period following the date of termination; and

vi.
In the case of Mr. Simecek, a lump sum payment with respect to the pension benefits to which he would have been entitled under the Seattle DB Plan if he were to be credited with an additional two years of service, less any amounts to which he would be entitled to under the terms of the Seattle DB Plan as well as additional sums of $40,928 and to help defray amounts incurred for outplacement counseling services, $15,000.

Mr. Simecek is only eligible for the payments described above if his termination is without Cause or for Good Reason, and occurs within 24 months following a Change of Control.

 The IP award would be paid at target based on the calendar year actual results for Bank-wide Goals, and would be paid at the regular time that such payments are made to all employees enrolled in the plans. The base salary amount, the IP award for the calendar year in which the date of termination occurs, and the accrued but unpaid IP awards for any performance period ending prior to the year in which the date of termination occurs would be paid in a lump sum within ten days following the NEO executing a release of claims against us, which would entitle them to the payments described. Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2016, the total amounts payable to our NEOs are outlined in the table below:

Termination Without Cause or For Good Reason
Named Executive Officer	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Michael L. Wilson	$1,440,000	$286,902	$671,734	$129,700	$2,528,336
Richard S. Swanson[2]	—	—	—	—	—
Joseph E. Amato	900,000	90,870	90,870	8,076	1,089,816
Steven T. Schuler	772,000	116,919	468,821	39,342	1,397,082
Dusan Stojanovic	700,000	106,015	415,709	34,327	1,256,051
Daniel D. Clute	700,000	106,015	392,760	26,474	1,225,249
Glen D. Simecek[3]	522,366	53,801	53,801	41,187	671,155

Termination Without Cause or For Good Reason Following Change in Control
Named Executive Officer	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Michael L. Wilson	$2,152,800	$857,837	$671,734	$129,700	$3,812,071
Richard S. Swanson[2]	—	—	—	—	—
Joseph E. Amato	900,000	181,740	90,870	8,076	1,180,686
Steven T. Schuler	772,000	233,839	468,821	39,342	1,514,002
Dusan Stojanovic	700,000	212,030	415,709	34,327	1,362,066
Daniel D. Clute	700,000	212,030	392,760	26,474	1,331,264
Glen D. Simecek[3]	629,303	107,601	53,801	41,187	831,892

1	This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

2	Mr. Swanson's employment with the Bank was terminated effective June 30, 2016. Payments to Mr. Swanson are reflected in "Post-Employment Compensation of Richard S. Swanson"below.

3	As of December 31, 2016, there is not an employment agreement in force between the Bank and Mr. Simecek. However, Mr. Simecek does have a change in control agreement as noted below.

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

Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2016, the total amounts payable to our NEOs are outlined in the table below:

Termination by Death, Disability, or Retirement
Named Executive Officer	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Michael L. Wilson	$—	$286,902	$671,734	$129,700	$1,088,336
Richard S. Swanson[2]	—	—	—	—	—
Joseph E. Amato	—	90,870	90,870	8,076	189,816
Steven T. Schuler	—	116,919	468,821	39,342	625,082
Dusan Stojanovic	—	106,015	415,709	34,327	556,051
Daniel D. Clute	—	106,015	392,760	26,474	525,249
Glen D. Simecek[3]	—	53,801	53,801	41,187	148,789

1	This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

2	Mr. Swanson's employment with the Bank was terminated effective June 30, 2016.

3
As of December 31, 2016, there is not an employment agreement in force between the Bank and Mr. Simecek. However, Mr. Simecek does have his Change in Control Agreement, which does not provide Mr. Simecek with benefits for termination upon death, disability, or retirement. In addition, like all employees, Mr. Simecek is entitled to receive earned but not paid incentives upon termination for death, disability, or retirement.

Post-Employment Compensation of Richard S. Swanson

On April 14, 2016, the Board approved an Executive Transition Plan, appointed Mr. Wilson as President and CEO, and terminated Mr. Swanson’s employment agreement with the Bank without cause effective as of June 30, 2016. On July 8, 2016, the Bank and Mr. Swanson entered into a General Release (the “General Release”), which provides for a termination date of June 30, 2016 and included a release of all claims by Mr. Swanson. The General Release also provides for, among other terms, the following post-employment compensation:

i. The applicable severance benefits provided under section 10(e) of Mr. Swanson’s employment agreement with the Bank, dated May 31, 2015, previously disclosed in the Bank’s annual report on Form 10-K for the year ended December 31, 2015 (filed March 21, 2016), amounting to approximately $2,912,512;

ii. An award under the Bank’s Integration Performance Incentive Plan, previously disclosed in the Bank’s quarterly report on Form 10-Q for the three-month period ended September 30, 2014 (filed November 12, 2014), amounting to approximately $190,256;

iii. Additional age and service credits under the DB Plan.

vi. The continuation of certain health benefits.

Employment Agreement Between Michael L. Wilson and the Bank

The Bank entered into an employment agreement with Michael L. Wilson, effective on consummation of the Merger on May 31, 2015, in order to establish his duties and compensation and to provide for his employment as President of the Bank. In connection with the termination of Richard S. Swanson on June 30, 2016, Mr. Wilson was also appointed CEO.

The employment agreement provides that the Bank will initially pay Mr. Wilson a base salary of $720,000, subject to adjustment as described in the employment agreement.

Mr. Wilson’s incentive target will generally not be set lower than 75 percent of his base salary. The Bank will pay, or reimburse Mr. Wilson for, all reasonable relocation expenses incurred by Mr. Wilson in relocation to the Des Moines area up to a maximum of $125,000. Mr. Wilson will also be eligible for certain perquisites, including a car allowance in the amount of $750 per month.

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

Director Compensation

During 2016, the Board of Directors held 6 in-person board meetings and 37 in-person committee meetings. In addition, there were 4 telephonic board meetings and 23 telephonic committee meetings held throughout the year. The following table provides a summary of the number of meetings held by the Audit Committee, Compensation Committee, and Nominating Committee in 2016:

Committee	Number of In Person Meetings	Number of Telephonic Meetings	Total Number of Meetings Held
Audit Committee	6	9	15
Compensation Committee	5	4	9
Nominating Committee	2	3	5

Pursuant to our 2016 Director Fee Policy, Directors receive one quarter of the annual compensation following the end of each calendar quarter. If it is determined at the end of the calendar year that a Director has attended less than 75 percent of the meetings they were required to attend during the year, the Director will not receive one quarter of the annual compensation for the fourth quarter of the calendar year.

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

Directors are eligible to participate in the Bank's Deferral Plan for Directors. Under this plan, directors may elect to defer all or a portion of their directors’ fees. Amounts deferred under this plan accrue interest and become payable to the director upon the expiration of the deferral period, which is irrevocably established by the director at the time the director elects to defer director fees. No above-market or preferential earnings are paid on any earnings under the Bank's Deferral Plan for Directors. The former Des Moines directors were eligible to defer fees under this plan beginning in 2016.

The total expenses paid on behalf of the Board of Directors for travel and other reimbursed expenses for 2016 was $539 thousand and annual compensation paid to the Board of Directors, by position, for 2016 was as follows:

Board of Director Position	2016
Chair	$125,000
Vice Chair	115,000
Audit Committee Chair	110,000
Committee Chairs	105,000
Other Directors	95,000

The following table sets forth each Director's compensation for the year ended December 31, 2016:

Director Compensation
Director Name	Fees Earned Or Paid In Cash
Dale E. Oberkfell (Chair)	$125,000
William Humphreys (Vice Chair)	115,000
Ruth B. Bennett	95,000
Michael J. Blodnick	105,000
David P. Bobbitt	95,000
Steven L. Bumann	95,000
Marianne M. Emerson	95,000
David J. Ferries	95,000
Van D. Fishback	95,000
Chris D. Grimm	95,000
Eric A. Hardmeyer	105,000
W. Douglas Hile	95,000
Teresa J. Keegan	95,000
Michelle M. Keeley	95,000
John F. Kennedy, Sr.	110,000
Ellen Z. Lamale	105,000
Russell J. Lau	95,000
James G. Livingston	105,000
Mike W. McGowan	95,000
Elsie M. Meeks	95,000
Paula R. Meyer	105,000
Cynthia A. Parker	105,000
J. Benson Porter	95,000
Thomas Potiowsky	95,000
John P. Rigler	95,000
John H. Robinson	105,000
Joseph C. Stewart III	95,000
Robert M. Teachworth	95,000
David F. Wilson	95,000

In October of 2016, the Compensation Committee approved the Director Fee Policy for 2017, subject to the review and comment of the Finance Agency. This policy is filed as an exhibit to this annual report on Form 10-K. Refer to "Item 15. Exhibits and Financial Statement Schedules" for additional information. Under the policy, the 2017 Director compensation fees increased. The annual aggregate fees by position are as follows:

Board of Director Position	2017
Chair	$129,000
Vice Chair	118,500
Audit Committee Chair	113,500
Committee Chairs	108,500
Other Directors	98,000

Compensation Committee Report

The Compensation Committee reviewed and discussed the 2016 Compensation Discussion and Analysis set forth in Item 11 with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K. The Compensation Committee includes the following individuals:

Compensation Committee
Russell J. Lau (Chair)
Michelle M. Keeley (Vice Chair)
Chris D. Grimm
Eric A. Hardmeyer
James G. Livingston
Dale E. Oberkfell
Cynthia A. Parker
Joseph C. Stewart III
David F. Wilson

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents members (or combination of members within the same holding company) holding five percent or more of our outstanding capital stock at February 28, 2017 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Wells Fargo Bank, N.A.	101 N Phillips Ave	Sioux Falls	SD	30,930	47.4%
Superior Guaranty Insurance Company[1]	90 S 7th St.	Minneapolis	MN	270	0.5
Wells Fargo Bank Northwest N.A.[1]	299 S. Main St.	Salt Lake City	UT	14	—
				31,214	47.9
All others				34,000	52.1
Total capital stock				65,214	100.0%

1	Superior Guaranty Insurance Company and Wells Fargo Bank Northwest N.A. are affiliates of Wells Fargo Bank, N.A.

Additionally, due to the fact that a majority of our Board of Directors is nominated and elected from our membership, these member directors are officers or directors of member institutions that own our capital stock. The following table presents total outstanding capital stock owned by those members who had an officer or director serving on our Board of Directors at February 28, 2017 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
ZB, National Association	One South Main St.	Salt Lake City	UT	1,200	1.84%
Bank of North Dakota	1200 Memorial Hwy	Bismark	ND	457	0.70
Glacier Bank	49 Commons Loop	Kalispell	MT	225	0.35
Boeing Employees' Credit Union	12770 Gateway Dr.	Tukwila	WA	166	0.25
OnPoint Community Credit Union	PO BOX 3750	Portland	OR	100	0.15
Midwest BankCentre	2191 Lemay Ferry Road	Saint Louis	MO	91	0.14
KleinBank	19943 County Rd 43	Big Lake	MN	40	0.06
BankWest, Inc.	420 S Pierre St.	Pierre	SD	33	0.05
Finance Factors, Ltd	1164 Bishop St.	Honolulu	HI	27	0.04
Denali Federal Credit Union	440 E 36th Ave.	Anchorage	AK	16	0.03
First Federal Bank & Trust	46 W. Brundage St.	Sheridan	WY	6	0.01
Fidelity Bank	7600 Parklawn Ave	Edina	MN	6	0.01
BANK	409 Hwy 61 S	Wapello	IA	4	0.01
Community 1st Bank	707 North Post St.	Post Falls	ID	1	—
Bank Star	1999 W Osage St.	Pacific	MO	1	—
				2,373	3.64
All others				4,148	96.36
Total capital stock				6,521	100%

*	Amount is less than 0.01 percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
DIRECTOR INDEPENDENCE
General
As of the date of this annual report on Form 10-K, we have 25 directors, all of whom were elected by our member institutions. Pursuant to the passage of the Housing Act, the Finance Agency implemented regulations whereby all new or re-elected directors will be elected by our member institutions. All directors are independent of management from the standpoint they are not our employees, officers, or stockholders. Only member institutions can own our capital stock. Thus, our directors do not personally own our stock. In addition, we are required to determine whether our directors are independent under three distinct director independence standards. Finance Agency regulations and the Housing Act, which applied Section 10A(m) of the Exchange Act to the FHLBanks, provide independence criteria for directors who serve as members of our Audit Committee. Additionally, SEC rules require our Board of Directors to apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of our directors.
Finance Agency Regulations
The Finance Agency director independence standards prohibit individuals from serving as members of our Audit Committee if they have one or more “disqualifying relationships” with us or our management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by our Board are (i) employment with us at any time during the last five years, (ii) acceptance of compensation from us other than for service as a director, (iii) being a consultant, advisor, promoter, underwriter, or legal counsel for us at any time within the last five years, and (iv) being an immediate family member of an individual who is or who has been, within the past five years, one of our executive officers. The Board assesses the independence of all directors under the Finance Agency's independence standards, regardless of whether they serve on our Audit Committee. As of February 28, 2017, all of our directors, including all members of our Audit Committee, were independent under these criteria.
Exchange Act
Section 10A(m) of the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of a reporting company. Under Section 10A(m), in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of February 28, 2017, all of our directors, including all members of our Audit Committee, were independent under these criteria.
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
With regard to our Independent Directors, the Board affirmatively determined Ruth Bennett, Marianne Emerson, Michelle Keeley, John Kennedy, Ellen Lamale, Michael McGowan, Elsie Meeks, Cynthia Parker, John Robinson, and David Wilson are each independent in accordance with NYSE standards. In concluding our 10 Independent Directors are independent under the NYSE rules, the Board first determined all Independent Directors met the objective NYSE independence standards. In further determining none of its Independent Directors had a material relationship with us, the Board noted the Independent Directors are specifically prohibited from being an officer of the Bank or an officer or director of a member.

Our Board has a standing Audit Committee. All Audit Committee members are independent under the Finance Agency's independence standards and the independence standards under Section 10A(m) of the Exchange Act in accordance with the Housing Act. For the reasons described above, our Board determined none of the current Member Directors serving on the Audit Committee are independent using the NYSE independence standards. The Member Directors serving on the Audit Committee are W. Douglas Hile, J. Benson Porter, Steven Bumann, David Ferries, Robert Stuart, and Robert Teachworth. Our Board determined, however, the Independent Directors serving on the Audit Committee are independent under the NYSE independence standards.The Independent Directors serving on the Audit Committee are Ellen Lamale and Elsie Meeks.
Compensation Committee
The Board has a standing Compensation Committee. Our Board determined all members of the Compensation Committee are independent under the Finance Agency's independence standards. For the reasons described above, our Board determined none of the current Member Directors serving on the Compensation Committee are independent using the NYSE independence standards. The Member Directors serving on the Compensation Committee are Russell Lau, Chris Grimm, Eric Hardmeyer, James Livingston, Dale Oberkfell, and Joseph Stewart. Our Board determined the Independent Directors serving on the Compensation Committee are independent under the NYSE independence standards. The Independent Directors serving on the Compensation Committee are Michelle Keeley, Cynthia Parker, and David Wilson.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee pre-approves all audit and permitted non-audit services performed by PwC. However, services for fees payable by us of $10,000 or less may be pre-approved by the Audit Committee Chair with notification subsequently provided to the Audit Committee.
The following table sets forth the aggregate fees billed or to be billed by PwC (dollars in thousands):

	For the Years Ended December 31,
	2016	2015
Audit fees[1]	$1,264	$1,259
Audit-related fees[2]	48	95
All other fees	2	2
Total	$1,314	$1,356

1
Represents fees incurred in connection with the annual audit of our financial statements and internal control over financial reporting and quarterly review of our financial statements. In addition to these fees, we incurred assessments of $15 thousand and $40 thousand from the Office of Finance for audit fees on the Combined Financial Report for the years ended December 31, 2016 and 2015.

2	Represents fees related to other audit and attest services and technical accounting consultations.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The financial statements are set forth in Item 8 of this annual report on Form 10-K.

(b) Exhibits

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective February 10, 2016[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended, approved by the Federal Housing Finance Agency on May 31, 2015[1]
10.1	Employment Agreement with Joseph E. Amato, effective May 2, 2016[7]
10.2	Employment Agreement with Richard S. Swanson, effective May 31, 2015[1]
10.3	Employment Agreement with Michael L. Wilson, effective May 31, 2015[1]
10.4	Employment Agreement with Steven T. Schuler, effective November 10, 2014[3]
10.5	Employment Agreement with Dusan Stojanovic, effective November 10, 2014[3]
10.6	Employment Agreement with Daniel D. Clute, effective November 10, 2014[3]
10.7	Change in Control Agreement with Glen D. Simecek, effective March 17, 2014
10.8	Amendment to Change in Control Agreement with Glen D. Simecek, effective May 14, 2015
10.9	Second Amendment to Change in Control Agreement with Glen D. Simecek, effective September 30, 2015
10.10	Third Amendment to Change in Control Agreement with Glen D. Simecek, effective April 27, 2016
10.11	General Release with Richard S. Swanson, effective June 30, 2016[8]
10.12	Integration Performance Incentive Plan, as amended, effective September 25, 2014[4]
10.13	Severance Policy, effective September 18, 2014[3]
10.14	Amended Severance Policy, effective November 10, 2014[3]
10.15	Form of Indemnification Agreement, effective June 1, 2015[1]
10.16	Lease Agreement for 801 Walnut Street, Des Moines Iowa between the Federal Home Loan Bank of Des Moines and Wells Fargo Financial, Inc., as amended, effective April 27, 2004[5]
10.17	Joint Capital Enhancement Agreement, as amended, effective August 5, 2011[6]
10.18	Federal Home Loan Bank of Des Moines Fifth Amended and Restated Benefit Equalization Plan, effective January 1, 2016[9]
10.19	Federal Home Loan Bank of Des Moines 2015 Incentive Plan Document, effective January 1, 2015[4]
10.20	2017 Director Fee Policy, effective January 1, 2017
10.21	Federal Home Loan Bank of Des Moines Deferral Plan for Directors, effective June 1, 2015[9]
10.22	MPF Consolidated Interbank Agreement, effective July 22, 2016[10]
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Federal Home Loan Bank of Des Moines Audit Committee Report
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1    Incorporated by reference to our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

2    Incorporated by reference to our Form 8-K filed with the SEC on February 17, 2016 (Commission File No. 000-51999).

3    Incorporated by reference to our Form 10-Q filed with the SEC on November 12, 2014 (Commission File 000-51999).

4    Incorporated by reference to our Form 8-K filed with the SEC on April 8, 2015 (Commission File No. 000-51999).

5    Incorporated by reference to our Form 10-K filed with the SEC on March 30, 2007 (Commission File No. 000-51999).

6    Incorporated by reference to our Form 8-K filed with the SEC on August 5, 2011 (Commission File No. 000-51999).

7    Incorporated by reference to our Form 8-K/A (Amendment No. 1) filed with the SEC on August 5, 2016 (Commission File No. 000-51999).

8    Incorporated by reference to our Form 8-K/A (Amendment No. 1) filed with the SEC on July 13, 2016 (Commission File No. 000-51999).

9    Incorporated by reference to our Form 10-K filed with the SEC on March 21, 2016 (Commission File No. 000-51999).

10    Incorporated by reference to our Form 10-Q filed with the SEC on November 10, 2016 (Commission File No. 000-51999).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant)
March 21, 2017	By:	/s/ Michael L. Wilson
Michael L. Wilson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 21, 2017

Signature	Title

Principal Executive Officers:

/s/ Michael L. Wilson	President and Chief Executive Officer
Michael L. Wilson

Principal Financial Officer:

/s/ Joseph E. Amato	Executive Vice President and Chief Financial Officer
Joseph E. Amato

Principal Accounting Officer:

/s/ Ardis E. Kelley	Senior Vice President and Chief Accounting Officer
Ardis E. Kelley

Directors:

/s/ Dale E. Oberkfell	Chairman of the Board of Directors
Dale E. Oberkfell

/s/ Michael J. Blodnick	Vice Chairman of the Board of Directors
Michael J. Blodnick

/s/ Ruth B. Bennett	Director
Ruth B. Bennett

Signature	Title

/s/ David P. Bobbitt	Director
David P. Bobbitt

/s/ Steven L. Bumann	Director
Steven L. Bumann

/s/ Marianne M. Emerson	Director
Marianne M. Emerson

/s/ David J. Ferries	Director
David J. Ferries

/s/ Chris D. Grimm	Director
Chris D. Grimm

/s/ Eric A. Hardmeyer	Director
Eric A. Hardmeyer

/s/ W. Douglas Hile	Director
W. Douglas Hile

/s/ Teresa J. Keegan	Director
Teresa J. Keegan

/s/ Michelle M. Keeley	Director
Michelle M. Keeley

/s/ John F. Kennedy, Sr.	Director
John F. Kennedy, Sr.

/s/ Ellen Z. Lamale	Director
Ellen Z. Lamale

/s/ Russell J. Lau	Director
Russell J. Lau

/s/ James G. Livingston	Director
James G. Livingston

/s/ Michael W. McGowan	Director
Michael W. McGowan

/s/ Elsie M. Meeks	Director
Elsie M. Meeks

Signature	Title

/s/ Cynthia A. Parker	Director
Cynthia A. Parker

/s/ J. Benson Porter	Director
J. Benson Porter

/s/ John H. Robinson	Director
John H. Robinson

/s/ Joseph C. Stewart III	Director
Joseph C. Stewart III

/s/ Robert A. Stuart	Director
Robert A. Stuart

/s/ Robert M. Teachworth	Director
Robert M. Teachworth

/s/ David F. Wilson	Director
David F. Wilson