Form 10-Q
period 2017-03-31
Federal Home Loan Bank of Des Moines
filed 2017-05-11
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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
☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2017
Class B Stock, par value $100	63,608,055

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$237	$223
Interest-bearing deposits	2	2
Securities purchased under agreements to resell	5,000	5,925
Federal funds sold	7,005	5,095
Investment securities
Trading securities (Note 3)	2,550	2,553
Available-for-sale securities (Note 4)	22,818	22,969
Held-to-maturity securities (fair value of $4,458 and $4,706) (Note 5)	4,417	4,674
Total investment securities	29,785	30,196
Advances (Note 7)	123,609	131,601
Mortgage loans held for portfolio, net of allowance for credit losses of $2 and $2 (Notes 8 and 9)	6,870	6,913
Loans to other FHLBanks	—	200
Accrued interest receivable	213	197
Derivative assets, net (Note 10)	137	191
Other assets	60	62
TOTAL ASSETS	$172,918	$180,605
LIABILITIES
Deposits
Interest-bearing	$934	$1,021
Non-interest-bearing	81	92
Total deposits	1,015	1,113
Consolidated obligations (Note 11)
Discount notes	72,549	80,947
Bonds	90,956	89,898
Total consolidated obligations	163,505	170,845
Mandatorily redeemable capital stock (Note 12)	494	664
Accrued interest payable	226	180
Affordable Housing Program payable	127	116
Derivative liabilities, net (Note 10)	50	76
Other liabilities	52	210
TOTAL LIABILITIES	165,469	173,204
Commitments and contingencies (Note 14)
CAPITAL (Note 12)
Capital stock - Class B putable ($100 par value); 58 and 59 issued and outstanding shares	5,803	5,917
Additional capital from merger	9	52
Retained earnings
Unrestricted	1,331	1,219
Restricted	259	231
Total retained earnings	1,590	1,450
Accumulated other comprehensive income (loss)	47	(18)
TOTAL CAPITAL	7,449	7,401
TOTAL LIABILITIES AND CAPITAL	$172,918	$180,605

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
INTEREST INCOME
Advances	$333	$169
Prepayment fees on advances, net	—	4
Interest-bearing deposits	—	1
Securities purchased under agreements to resell	8	4
Federal funds sold	12	4
Trading securities	11	12
Available-for-sale securities	79	56
Held-to-maturity securities	20	21
Mortgage loans held for portfolio	58	61
Total interest income	521	332
INTEREST EXPENSE
Consolidated obligations - Discount notes	109	109
Consolidated obligations - Bonds	253	116
Deposits	1	—
Mandatorily redeemable capital stock	5	4
Total interest expense	368	229
NET INTEREST INCOME	153	103
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	5	35
Net gains (losses) on derivatives and hedging activities	6	(43)
Gains on litigation settlements, net	21	137
Other, net	3	3
Total other income (loss)	35	132
OTHER EXPENSE
Compensation and benefits	13	14
Contractual services	3	3
Professional fees	5	1
Other operating expenses	5	4
Federal Housing Finance Agency	3	2
Office of Finance	2	2
Other, net	1	1
Total other expense	32	27
NET INCOME BEFORE ASSESSMENTS	156	208
Affordable Housing Program assessments	16	21
NET INCOME	$140	$187

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Net income	$140	$187
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	64	(37)
Pension and postretirement benefits	1	(1)
Total other comprehensive income (loss)	65	(38)
TOTAL COMPREHENSIVE INCOME (LOSS)	$205	$149

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)		Additional Capital from Merger
	Shares	Par Value
BALANCE, DECEMBER 31, 2015	47	$4,714	$194
Comprehensive income (loss)	—	—	—
Proceeds from issuance of capital stock	16	1,616	—
Repurchases/redemptions of capital stock	(10)	(993)	—
Net shares reclassified (to) from mandatorily redeemable capital stock	(7)	(730)	—
Cash dividends on capital stock	—	—	(31)
BALANCE, MARCH 31, 2016	46	$4,607	$163

BALANCE, DECEMBER 31, 2016	59	$5,917	$52
Comprehensive income (loss)	—	—	—
Proceeds from issuance of capital stock	11	1,079	—
Repurchases/redemptions of capital stock	(12)	(1,183)	—
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(10)	—
Cash dividends on capital stock	—	—	(43)
BALANCE, MARCH 31, 2017	58	$5,803	$9

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL (continued from previous page)
(dollars and shares in millions)
(Unaudited)

	Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2015	$700	$101	$801	$(84)	$5,625
Comprehensive income (loss)	149	38	187	(38)	149
Proceeds from issuance of capital stock	—	—	—	—	1,616
Repurchases/redemptions of capital stock	—	—	—	—	(993)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(730)
Cash dividends on capital stock	—	—	—	—	(31)
BALANCE, MARCH 31, 2016	$849	$139	$988	$(122)	$5,636

BALANCE, DECEMBER 31, 2016	$1,219	$231	$1,450	$(18)	$7,401
Comprehensive income (loss)	112	28	140	65	205
Proceeds from issuance of capital stock	—	—	—	—	1,079
Repurchases/redemptions of capital stock	—	—	—	—	(1,183)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(10)
Cash dividends on capital stock	—	—	—	—	(43)
BALANCE, MARCH 31, 2017	$1,331	$259	$1,590	$47	$7,449

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$140	$187
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	8	51
Net (gains) losses on trading securities	(5)	(35)
Net change in derivatives and hedging activities	(30)	24
Other adjustments	—	(7)
Net change in:
Accrued interest receivable	(29)	(33)
Other assets	1	2
Accrued interest payable	45	17
Other liabilities	(22)	12
Total adjustments	(32)	31
Net cash provided by (used in) operating activities	108	218
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	62	(347)
Securities purchased under agreements to resell	925	(2,225)
Federal funds sold	(1,910)	(2,080)
Premises, software, and equipment	—	(3)
Loans to other FHLBanks	200	—
Trading securities
Proceeds from maturities of long-term	8	8
Purchases of long-term	—	(1,597)
Available-for-sale securities
Proceeds from sales and maturities of long-term	485	705
Purchases of long-term	(402)	(337)
Held-to-maturity securities
Proceeds from maturities of long-term	253	457
Advances
Principal collected	58,450	46,136
Originated or purchased	(50,499)	(57,995)
Mortgage loans held for portfolio
Principal collected	282	250
Originated or purchased	(245)	(168)
Proceeds from sales of foreclosed assets	1	4
Net cash provided by (used in) investing activities	7,610	(17,192)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
FINANCING ACTIVITIES
Net change in deposits	(90)	(108)
Net payments on derivative contracts with financing elements	(1)	(2)
Net proceeds from issuance of consolidated obligations
Discount notes	60,061	74,729
Bonds	13,766	18,717
Payments for maturing and retiring consolidated obligations
Discount notes	(68,465)	(70,073)
Bonds	(12,648)	(7,520)
Proceeds from issuance of capital stock	1,079	1,616
Payments for repurchases/redemptions of capital stock	(1,183)	(993)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(180)	(101)
Cash dividends paid	(43)	(31)
Net cash provided by (used in) financing activities	(7,704)	16,234
Net increase (decrease) in cash and due from banks	14	(740)
Cash and due from banks at beginning of the period	223	982
Cash and due from banks at end of the period	$237	$242

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$506	$371
Affordable Housing Program payments	5	4
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	12	5
Mortgage loan charge-offs	—	1
Transfers of mortgage loans to other assets	1	3
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	10	730

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

The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by enhancing the availability of funds for residential mortgages and targeted community development. The Bank provides a readily available source of funding to its member institutions and eligible housing associates in Alaska, Hawaii, Idaho, Iowa, Minnesota, Missouri, Montana, North Dakota, Oregon, South Dakota, Utah, Washington, Wyoming, and the U.S. Pacific territories of American Samoa, Guam, and the Commonwealth of the Northern Mariana Islands. Commercial banks, savings institutions, credit unions, insurance companies, and community development financial institutions (CDFIs) may apply for membership. State and local housing associates that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not permitted to hold capital stock.

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

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2016, which are contained in the Bank's 2016 Annual Report on Form 10-K filed with the SEC on March 21, 2017 (2016 Form 10-K).

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of results for the interim periods. The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank's significant accounting policies during the three months ended March 31, 2017, with the exception of one policy noted below. Descriptions of all significant accounting policies are included in "Note 1 - Summary of Significant Accounting Policies" in the 2016 Form 10-K.

Derivatives. All derivatives are recognized on the Statements of Condition at their fair values and reported as either derivative assets or derivative liabilities, net of cash collateral, including initial margin, and accrued interest received from or pledged to clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as a derivative asset and, if negative, they are classified as a derivative liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

The Bank utilizes one Derivative Clearing Organization (Clearinghouse), CME Clearing, for all cleared derivative transactions. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments, which are a component of the derivative fair value, rather than collateral. Initial margin is considered cash collateral.

Note 2 — Recently Adopted and Issued Accounting Guidance

ADOPTED ACCOUNTING GUIDANCE

Contingent Put and Call Options in Debt Instruments

On March 14, 2016, the Financial Accounting Standards Board (FASB) issued amendments to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The guidance requires entities to apply only the four-step decision sequence when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2017. The adoption of this guidance did not have an effect on the Bank's financial conditions, results of operations, or cash flows.

ISSUED ACCOUNTING GUIDANCE
Premium Amortization on Purchased Callable Debt Securities

On March 30, 2017, FASB issued guidance for the amortization period for certain purchased callable debt securities held at a premium. Specifically, this guidance requires the premium to be amortized to the earliest call date. This guidance does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This guidance affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2019, and early adoption is permitted. This guidance should be applied using a modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Bank is in the process of evaluating this guidance, but its effect on the Bank's financial condition, results of operations, and cash flows has not yet been determined.

Presentation of Net Periodic Pension Cost

On March 10, 2017, the FASB issued the guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This guidance requires entities to disaggregate the service cost component from the other components of net benefit cost. The guidance also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2018, and early adoption is permitted. This guidance should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The Bank is in the process of evaluating this guidance, but its effect on the Banks’ financial condition, results of operations, and cash flows has not yet been determined.

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

•
Entities to record credit losses relating to available-for-sale (AFS) debt securities through an allowance for credit losses. The amendments limit the allowance for credit losses to the amount by which fair value is below amortized cost.

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

Note 3 — Trading Securities

MAJOR SECURITY TYPES

Trading securities were as follows (dollars in millions):

	March 31, 2017	December 31, 2016
Non-mortgage-backed securities
Other U.S. obligations[1]	$209	$216
GSE and Tennessee Valley Authority obligations	1,612	1,611
Other[2]	276	273
Total non-mortgage-backed securities	2,097	2,100
Mortgage-backed securities
GSE multifamily	453	453
Total fair value	$2,550	$2,553

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Consists of taxable municipal bonds.

NET GAINS (LOSSES) ON TRADING SECURITIES

The Bank did not sell any trading securities during the three months ended March 31, 2017 and 2016. During the three months ended March 31, 2017, the Bank recorded net holding gains of $5 million on its trading securities compared to net holding gains of $35 million for the same period in 2016.

Note 4 — Available-for-Sale Securities

MAJOR SECURITY TYPES

AFS securities were as follows (dollars in millions):

	March 31, 2017
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$3,415	$6	$(9)	$3,412
GSE and Tennessee Valley Authority obligations	1,270	22	—	1,292
State or local housing agency obligations	1,009	—	(1)	1,008
Other[3]	271	8	—	279
Total non-mortgage-backed securities	5,965	36	(10)	5,991
Mortgage-backed securities
Other U.S. obligations single-family[2]	4,045	1	(18)	4,028
GSE single-family	1,188	7	(2)	1,193
GSE multifamily	11,570	49	(13)	11,606
Total mortgage-backed securities	16,803	57	(33)	16,827
Total	$22,768	$93	$(43)	$22,818

	December 31, 2016
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$3,537	$5	$(13)	$3,529
GSE and Tennessee Valley Authority obligations	1,341	11	(1)	1,351
State or local housing agency obligations	1,010	—	(1)	1,009
Other[3]	272	6	—	278
Total non-mortgage-backed securities	6,160	22	(15)	6,167
Mortgage-backed securities
Other U.S. obligations single-family[2]	3,852	2	(16)	3,838
GSE single-family	1,257	7	(3)	1,261
GSE multifamily	11,714	30	(41)	11,703
Total mortgage-backed securities	16,823	39	(60)	16,802
Total	$22,983	$61	$(75)	$22,969

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	Consists of taxable municipal bonds and/or Private Export Funding Corporation (PEFCO) bonds.

UNREALIZED LOSSES

The following tables summarize AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	March 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$202	$(1)	$2,513	$(8)	$2,715	$(9)
State or local housing agency obligations	263	—	654	(1)	917	(1)
Total non-mortgage-backed securities	465	(1)	3,167	(9)	3,632	(10)
Mortgage-backed securities
Other U.S. obligations single-family[1]	1,668	(5)	2,034	(13)	3,702	(18)
GSE single-family	439	(1)	64	(1)	503	(2)
GSE multifamily	2,020	(2)	4,005	(11)	6,025	(13)
Total mortgage-backed securities	4,127	(8)	6,103	(25)	10,230	(33)
Total	$4,592	$(9)	$9,270	$(34)	$13,862	$(43)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$209	$—	$2,972	$(12)	$3,181	$(12)
GSE and Tennessee Valley Authority obligations	—	—	126	(1)	126	(1)
State or local housing agency obligations	354	(1)	395	(1)	749	(2)
Total non-mortgage-backed securities	563	(1)	3,493	(14)	4,056	(15)
Mortgage-backed securities
Other U.S. obligations single-family[1]	1,123	(2)	2,076	(14)	3,199	(16)
GSE single-family	545	(3)	32	—	577	(3)
GSE multifamily	2,713	(6)	6,315	(35)	9,028	(41)
Total mortgage-backed securities	4,381	(11)	8,423	(49)	12,804	(60)
Total	$4,944	$(12)	$11,916	$(63)	$16,860	$(75)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	March 31, 2017		December 31, 2016
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$70	$71	$133	$134
Due after one year through five years	835	843	489	496
Due after five years through ten years	4,011	4,015	4,452	4,447
Due after ten years	1,049	1,062	1,086	1,090
Total non-mortgage-backed securities	5,965	5,991	6,160	6,167
Mortgage-backed securities	16,803	16,827	16,823	16,802
Total	$22,768	$22,818	$22,983	$22,969

Note 5 — Held-to-Maturity Securities

MAJOR SECURITY TYPES

Held-to-maturity (HTM) securities were as follows (dollars in millions):

	March 31, 2017
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$396	$60	$—	$456
State or local housing agency obligations	656	2	(10)	648
Total non-mortgage-backed securities	1,052	62	(10)	1,104
Mortgage-backed securities
Other U.S. obligations single-family[2]	23	—	—	23
Other U.S. obligations commercial[2]	3	—	—	3
GSE single-family	3,324	5	(16)	3,313
Private-label residential	15	—	—	15
Total mortgage-backed securities	3,365	5	(16)	3,354
Total	$4,417	$67	$(26)	$4,458

	December 31, 2016
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$397	$60	$(1)	$456
State or local housing agency obligations	688	1	(11)	678
Total non-mortgage-backed securities	1,085	61	(12)	1,134
Mortgage-backed securities
Other U.S. obligations single-family[2]	26	—	—	26
Other U.S. obligations commercial[2]	4	—	—	4
GSE single-family	3,543	4	(20)	3,527
Private-label residential	16	—	(1)	15
Total mortgage-backed securities	3,589	4	(21)	3,572
Total	$4,674	$65	$(33)	$4,706

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

UNREALIZED LOSSES

The following tables summarize HTM securities with unrealized losses by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	March 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$73	$—	$—	$—	$73	$—
State or local housing agency obligations	444	(10)	10	—	454	(10)
Total non-mortgage-backed securities	517	(10)	10	—	527	(10)
Mortgage-backed securities
Other U.S. obligations single-family[1]	21	—	2	—	23	—
Other U.S. obligations commercial[1]	1	—	2	—	3	—
GSE single-family	934	(11)	1,605	(5)	2,539	(16)
Private-label residential	5	—	9	—	14	—
Total mortgage-backed securities	961	(11)	1,618	(5)	2,579	(16)
Total	$1,478	$(21)	$1,628	$(5)	$3,106	$(26)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage backed securities
GSE and Tennessee Valley Authority obligations	$73	$(1)	$—	$—	$73	$(1)
State or local housing agency obligations	291	(11)	10	—	301	(11)
Total non-mortgage-backed securities	364	(12)	10	—	374	(12)
Mortgage-backed securities
Other U.S. obligations single-family[1]	12	—	—	—	12	—
Other U.S. obligations commercial[1]	—	—	3	—	3	—
GSE single-family	1,918	(15)	1,224	(5)	3,142	(20)
Private-label residential	5	—	10	(1)	15	(1)
Total mortgage-backed securities	1,935	(15)	1,237	(6)	3,172	(21)
Total	$2,299	$(27)	$1,247	$(6)	$3,546	$(33)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	March 31, 2017		December 31, 2016
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$10	$10	$11	$11
Due after one year through five years	55	55	62	62
Due after five years through ten years	364	396	367	399
Due after ten years	623	643	645	662
Total non-mortgage-backed securities	1,052	1,104	1,085	1,134
Mortgage-backed securities	3,365	3,354	3,589	3,572
Total	$4,417	$4,458	$4,674	$4,706

Note 6 — Other-Than-Temporary Impairment

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for other-than-temporary impairment (OTTI) on a quarterly basis. As part of its evaluation of securities for OTTI, the Bank considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank will recognize an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, the Bank performs analyses to determine if any of these securities are other-than-temporarily impaired. The analysis of the Bank's AFS and HTM investment securities in an unrealized loss position at March 31, 2017 is discussed below:

•
Other U.S. obligations and GSE and Tennessee Valley Authority obligations. The unrealized losses were due primarily to changes in interest rates and credit spreads, and not to a significant deterioration in the fundamental credit quality of the obligations. The strength of the issuers' guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. The Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at March 31, 2017.

•
State or local housing agency obligations. The unrealized losses were due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligations. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at March 31, 2017.

•
Private-label residential mortgage-backed securities. On a quarterly basis, the Bank engages other designated FHLBanks to perform cash flow analyses on its private-label mortgage-backed securities (private-label MBS). As of March 31, 2017, the Bank compared the present value of cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At March 31, 2017, the Bank's cash flow analyses for private-label MBS did not project any credit losses. The Bank does not intend to sell its private-label MBS and it is not more likely than not that the Bank will be required to see its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at March 31, 2017.

Note 7 — Advances

CONTRACTUAL MATURITY

The following table summarizes the Bank's advances outstanding by contractual maturity (dollars in millions):

	March 31, 2017		December 31, 2016
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$1	4.06%	$1	3.81%
Due in one year or less	24,859	1.34	22,532	1.13
Due after one year through two years	26,428	1.22	29,791	1.12
Due after two years through three years	24,085	1.19	30,023	0.98
Due after three years through four years	25,653	1.04	17,615	1.00
Due after four years through five years	8,655	1.60	17,197	1.11
Thereafter	13,905	1.33	14,378	1.11
Total par value	123,586	1.24%	131,537	1.07%
Premiums	74		83
Discounts	(6)		(7)
Fair value hedging adjustments	(45)		(12)
Total	$123,609		$131,601

The following table summarizes all advances at March 31, 2017 and December 31, 2016, by year of contractual maturity or next call date for callable advances, and by year of contractual maturity or next put date for putable advances (dollars in millions):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Overdrawn demand deposit accounts	$1	$1	$1	$1
Due in one year or less	83,622	93,471	25,408	23,532
Due after one year through two years	14,832	9,978	26,071	28,983
Due after two years through three years	12,791	15,515	24,085	30,023
Due after three years through four years	2,785	2,734	25,608	17,615
Due after four years through five years	7,351	7,670	8,529	17,026
Thereafter	2,204	2,168	13,884	14,357
Total par value	$123,586	$131,537	$123,586	$131,537

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At March 31, 2017 and December 31, 2016, the Bank had callable advances outstanding totaling $66.4 billion and $78.5 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on the predetermined exercise dates. Generally, these put options are exercised when interest rates increase relative to contractual rates. At March 31, 2017 and December 31, 2016, the Bank had putable advances outstanding totaling $1.8 billion and $1.9 billion.

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

The Bank recorded prepayments fees on advances, net of less than $1 million for the three months ended March 31, 2017. The following table summarizes the Bank's prepayment fees on advances, net for the three months ended March 31, 2016 (dollars in millions):

For the Three
Months Ended
March 31, 2016
Prepayment fee income	$7
Fair value hedging adjustments[1]	(3)
Prepayment fees on advances, net	$4

1	Represents the amortization/accretion of fair value hedging adjustments on closed advance hedge relationships resulting from advance prepayments.

CREDIT RISK EXPOSURE AND SECURITY TERMS

The Bank's potential credit risk from advances is concentrated in commercial banks, savings institutions, and insurance companies. At March 31, 2017 and December 31, 2016, the Bank had outstanding advances of $72 billion and $77 billion to one member that individually held 10 percent or more of the Bank's advances, which represents 58 percent and 59 percent of total outstanding advances. For information related to the Bank's credit risk exposure on advances, refer to "Note 9 — Allowance for Credit Losses."

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

Effective May 31, 2015, as a part of the merger with the Federal Home Loan Bank of Seattle (Seattle Bank) (the Merger), the Bank acquired mortgage loans previously purchased by the Seattle Bank under the Mortgage Purchase Program (MPP). This program involved investment by the Seattle Bank in single-family mortgage loans that were purchased directly from MPP PFIs. Similar to the MPF program, MPP PFIs generally originated, serviced, and credit enhanced the mortgage loans sold to the Seattle Bank. In 2005, the Seattle Bank ceased entering into new MPP master commitment contracts and therefore all MPP loans acquired by the Bank were originated prior to 2006. The Bank does not currently purchase mortgage loans under this program.

The following tables present information on the Bank's mortgage loans held for portfolio (dollars in millions):

	March 31, 2017
	MPF	MPP	Total
Fixed rate, long-term single-family mortgage loans	$5,300	$367	$5,667
Fixed rate, medium-term[1] single-family mortgage loans	1,109	5	1,114
Total unpaid principal balance	6,409	372	6,781
Premiums	82	13	95
Discounts	(7)	(1)	(8)
Basis adjustments from mortgage loan commitments	4	—	4
Total mortgage loans held for portfolio	6,488	384	6,872
Allowance for credit losses	(2)	—	(2)
Total mortgage loans held for portfolio, net	$6,486	$384	$6,870

	December 31, 2016
	MPF	MPP	Total
Fixed rate, long-term single-family mortgage loans	$5,272	$397	$5,669
Fixed rate, medium-term[1] single-family mortgage loans	1,148	6	1,154
Total unpaid principal balance	6,420	403	6,823
Premiums	82	14	96
Discounts	(8)	(1)	(9)
Basis adjustments from mortgage loan commitments	5	—	5
Total mortgage loans held for portfolio	6,499	416	6,915
Allowance for credit losses	(2)	—	(2)
Total mortgage loans held for portfolio, net	$6,497	$416	$6,913

1	Medium-term is defined as a term of 15 years or less.

The following tables present the Bank's mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	March 31, 2017
	MPF	MPP	Total
Conventional mortgage loans	$5,902	$334	$6,236
Government-insured mortgage loans	507	38	545
Total unpaid principal balance	$6,409	$372	$6,781

	December 31, 2016
	MPF	MPP	Total
Conventional mortgage loans	$5,907	$361	$6,268
Government-insured mortgage loans	513	42	555
Total unpaid principal balance	$6,420	$403	$6,823

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

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At March 31, 2017 and December 31, 2016, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At March 31, 2017 and December 31, 2016, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings (TDRs) related to credit products during the three months ended March 31, 2017 and 2016.

The Bank has never experienced a credit loss on its credit products. Based upon the Bank's collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on its credit products as of March 31, 2017 and December 31, 2016. Accordingly, the Bank has not recorded any allowance for credit losses for its credit products.

GOVERNMENT-INSURED MORTGAGE LOANS

The Bank invests in government-insured fixed rate mortgage loans in both the MPF and MPP portfolios that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote and has never experienced a credit loss on its government-insured mortgage loans. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at March 31, 2017 and December 31, 2016. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

The following table summarizes the allowance for credit losses and the recorded investment of the Bank's conventional mortgage loan portfolio by impairment methodology (dollars in millions):

	MPF	MPP[1]	Total
Allowance for credit losses, March 31, 2017
Collectively evaluated for impairment	$2	$—	$2

Allowance for credit losses, December 31, 2016
Collectively evaluated for impairment	$2	$—	$2

Recorded investment, March 31, 2017[2]
Collectively evaluated for impairment	$5,956	$321	$6,277
Individually evaluated for impairment, without a related allowance	45	24	69
Total recorded investment	$6,001	$345	$6,346

Recorded investment, December 31, 2016[2]
Collectively evaluated for impairment	$5,960	$346	$6,306
Individually evaluated for impairment, without a related allowance	45	27	72
Total recorded investment	$6,005	$373	$6,378

1    The allowance for credit losses on MPP loans was less than $1 million at March 31, 2017 and December 31, 2016.

2    Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

CREDIT QUALITY INDICATORS

Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The table below summarizes the Bank's key credit quality indicators for mortgage loans at March 31, 2017(dollars in millions):

	March 31, 2017
	MPF		MPP
	Conventional	Government	Conventional	Government	Total
Past due 30 - 59 days	$50	$16	$10	$4	$80
Past due 60 - 89 days	15	7	6	1	29
Past due 90 - 179 days	9	5	2	1	17
Past due 180 days or more	21	5	10	1	37
Total past due mortgage loans	95	33	28	7	163
Total current mortgage loans	5,906	486	317	34	6,743
Total recorded investment of mortgage loans[1]	$6,001	$519	$345	$41	$6,906

In process of foreclosure (included above)[2]	$15	$1	$6	$—	$22
Serious delinquency rate[3]	1%	2%	3%	3%	1%
Past due 90 days or more and still accruing interest[4]	$—	$10	$—	$2	$12
Non-accrual mortgage loans[5]	$34	$—	$21	$—	$55

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

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

The table below summarizes the Bank's key credit quality indicators for mortgage loans at December 31, 2016 (dollars in millions):

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

The Bank did not recognize any interest income on impaired loans during the three months ended March 31, 2017 and 2016.

The following table summarizes the average recorded investment of the Bank's individually evaluated impaired loans (dollars in millions):

	For the Three Months Ended
	March 31,
	2017	2016
Impaired loans without an allowance
Conventional MPF Loans	$45	$37
Conventional MPP Loans	26	29
Total	$71	$66

TERM SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for its term securities purchased under agreements to resell at March 31, 2017 and December 31, 2016.

OFF-BALANCE SHEET CREDIT EXPOSURES

At March 31, 2017 and December 31, 2016, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank's off-balance sheet credit exposures, see "Note 14 — Commitments and Contingencies."

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

•	mitigate the adverse earnings effects of the shortening or extension of certain assets and liabilities;

•	manage embedded options in assets and liabilities; and

•	reduce funding costs by combining a derivative with a consolidated obligation, as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation.

TYPES OF DERIVATIVES

The Bank may use the following derivative instruments:

•	interest rate swaps;

•	options;

•	swaptions;

•	interest rate caps and floors; and

•	futures/forwards contracts.

The Bank may have the following types of hedged items:

•	investment securities;

•	advances;

•	mortgage loans;

•	consolidated obligations; and

•	firm commitments.

For additional information on the Bank's derivative and hedging accounting policy, see "Note 1 — Basis of Presentation" in this Form 10-Q and "Note 1 — Summary of Significant Accounting Policies" in the 2016 Form 10-K.

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

The following table summarizes the Bank's notional amount and the fair value of derivative instruments, including the effect of netting adjustments, cash collateral, and variation margin for daily settled contracts. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	March 31, 2017			December 31, 2016
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$51,059	$196	$631	$51,896	$183	$688
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	1,374	21	55	1,414	20	56
Forward settlement agreements (TBAs)	82	—	—	94	1	—
Mortgage delivery commitments	88	—	—	102	—	—
Total derivatives not designated as hedging instruments	1,544	21	55	1,610	21	56
Total derivatives before netting and collateral adjustments	$52,603	217	686	$53,506	204	744
Netting adjustments, cash collateral, and variation margin for daily settled contracts[1]		(80)	(636)		(13)	(668)
Total derivative assets and derivative liabilities		$137	$50		$191	$76

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions, cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty, and includes fair value adjustments on derivatives for variation margin, which effective January 3, 2017, is characterized as a daily settled contract. Cash collateral posted by the Bank (including accrued interest) was $219 million and $658 million at March 31, 2017 and December 31, 2016. At March 31, 2017 and December 31, 2016, the Bank received cash collateral from clearing agents and/or counterparties of $9 million and $2 million. Variation margin for daily settled contracts was $347 million at March 31, 2017. Variation margin was considered cash collateral prior to January 3, 2017.

The following table summarizes the components of “Net gains (losses) on derivatives and hedging activities” as presented in the Statements of Income (dollars in millions):

	For the Three Months Ended
	March 31,
	2017	2016
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$4	$(1)
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	5	(37)
Forward settlement agreements (TBAs)	(1)	(1)
Mortgage delivery commitments	1	1
Net interest settlements	(4)	(5)
Total net gains (losses) related to derivatives not designated as hedging instruments	1	(42)
Other[1]	1	—
Net gains (losses) on derivatives and hedging activities	$6	$(43)

1	Consists of price alignment amount on derivatives for variation margin which is characterized as a daily settled contract.

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships, the net fair value hedge ineffectiveness, and the effect of those derivatives on the Bank's net interest income (dollars in millions):

	For the Three Months Ended March 31, 2017
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$37	$(31)	$6	$(29)
Advances[2]	33	(32)	1	(24)
Consolidated obligation bonds	(50)	47	(3)	19
Total	$20	$(16)	$4	$(34)

	For the Three Months Ended March 31, 2016
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(276)	$281	$5	$(38)
Advances[2]	(136)	138	2	(40)
Consolidated obligation bonds	68	(76)	(8)	15
Total	$(344)	$343	$(1)	$(63)

1
Represents the net interest settlements on derivatives in fair value hedge relationships and the amortization of the financing element of off-market derivatives, both of which are included in the interest income or interest expense line item of the respective hedged item type. This amortization for off-market derivatives totaled $5 million and $8 million for the three months ended March 31, 2017 and 2016.

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

Certain of the Bank's uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. If the Bank's credit rating is lowered by a nationally recognized statistical rating organization (NRSRO), the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at March 31, 2017 was $129 million, for which the Bank posted collateral of $80 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $26 million of collateral to its uncleared derivative counterparties at March 31, 2017.

For cleared derivatives, the Clearinghouse is the Bank's counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin and the clearing agent in turn notifies the Bank. The Bank utilizes one Clearinghouse for all cleared derivative transactions, CME Clearing. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characteristics of variation margin payments to be daily settlement payments, rather than collateral. Initial margin is considered cash collateral. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral/payments for changes in the fair value of cleared derivatives is posted daily through a clearing agent.

The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and has determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default, including a bankruptcy, insolvency, or similar proceeding involving the Clearinghouse or the clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse. The Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents, based on credit considerations at March 31, 2017.

OFFSETTING OF DERIVATIVE ASSETS AND DERIVATIVE LIABILITIES

The Bank presents derivative instruments, related cash collateral, including initial margin pledged, and associated accrued interest on a net basis by clearing agent and/or by counterparty when it has met the netting requirements. Additional information regarding these agreements is provided in "Note 1 — Basis of Presentation" in this Form 10-Q and "Note 1 - Summary of Significant Accounting Policies" in the 2016 Form 10-K.

The following table presents the fair value of derivative instruments meeting or not meeting the netting requirements, including the related collateral received from or pledged to counterparties and variation margin for daily settled contracts (dollars in millions):

	March 31, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared derivatives	$101	$221	$97	$263
Cleared derivatives	116	465	107	481
Total gross recognized amount	217	686	204	744
Gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts
Uncleared derivatives	(100)	(171)	(95)	(187)
Cleared derivatives	20	(465)	82	(481)
Total gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts	(80)	(636)	(13)	(668)
Net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts
Uncleared derivatives	1	50	2	76
Cleared derivatives	136	—	189	—
Total derivative assets and derivative liabilities	$137	$50	$191	$76

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At March 31, 2017 and December 31, 2016, the total par value of outstanding consolidated obligations of the FHLBanks was $959.3 billion and $989.3 billion.

DISCOUNT NOTES

The following table summarizes the Bank's discount notes (dollars in millions):

	March 31, 2017		December 31, 2016
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$72,625	0.62%	$81,019	0.49%
Discounts and concessions[1]	(76)		(72)
Total	$72,549		$80,947

1	Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank's bonds outstanding by contractual maturity (dollars in millions):

	March 31, 2017		December 31, 2016
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$48,839	0.97%	$47,733	0.88%
Due after one year through two years	15,579	1.05	13,135	0.94
Due after two years through three years	13,310	1.73	15,414	1.48
Due after three years through four years	1,654	2.67	2,288	3.28
Due after four years through five years	7,087	1.66	7,152	1.66
Thereafter	4,700	3.07	4,331	3.04
Total par value	91,169	1.29%	90,053	1.22%
Premiums	240		254
Discounts and concessions[1]	(74)		(79)
Fair value hedging adjustments	(379)		(330)
Total	$90,956		$89,898

1	Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank's bonds outstanding by call features (dollars in millions):

	March 31, 2017	December 31, 2016
Noncallable or nonputable	$88,281	$87,804
Callable	2,888	2,249
Total par value	$91,169	$90,053

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

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At March 31, 2017 and December 31, 2016, the Bank had no excess capital stock outstanding.

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

As a result of the final rule on membership issued by the Finance Agency effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance companies ineligible for FHLBank membership. On the effective date of the final rule, the Bank reclassified $723 million of capital stock, the total outstanding capital stock held by all of the Bank's captive insurance companies, to mandatorily redeemable capital stock. In accordance with the final rule, on February 17, 2017, the Bank terminated the membership of all captive insurance company members that were admitted as members after September 12, 2014 (the date the Finance Agency proposed this rule) and repurchased outstanding capital stock to these captive insurance company members in the amount of $148 million. Captive insurance company members that were admitted as members prior to September 12, 2014 will also have their memberships terminated no later than February 19, 2021. At March 31, 2017 and December 31, 2016, the Bank's mandatorily redeemable capital stock totaled $494 million and $664 million. During the three months ended March 31, 2017 and 2016, interest expense on mandatorily redeemable capital stock was $5 million and $4 million.

The following table summarizes changes in mandatorily redeemable capital stock (dollars in millions):

	For the Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$664	$103
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	10	730
Repurchases/redemptions of mandatorily redeemable capital stock	(180)	(101)
Balance, end of period	$494	$732

The following table summarizes the Bank's mandatorily redeemable capital stock by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	March 31, 2017	December 31, 2016
Due in one year or less	$4	$4
Due after one year through two years	4	5
Due after two years through three years	4	4
Due after three years through four years	1	—
Due after four years through five years	8	1
Thereafter[2]	455	631
Past contractual redemption date due to outstanding activity with the Bank	18	19
Total	$494	$664

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

ADDITIONAL CAPITAL FROM MERGER

The Bank recognized the net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a capital account captioned as “Additional capital from merger.” The Bank treats this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends on capital stock have been paid from this account since the Merger, and the Bank intends to pay future dividends, when and if declared, from this account until the additional capital from merger balance is depleted. At March 31, 2017 and December 31, 2016 the Bank's additional capital from merger balance totaled $9 million and $52 million.

RESTRICTED RETAINED EARNINGS

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. It requires the Bank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At March 31, 2017 and December 31, 2016, the Bank's restricted retained earnings account totaled $259 million and $231 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes changes in accumulated other comprehensive income (AOCI) (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 4)	Pension and postretirement benefits	Total AOCI
Balance, December 31, 2015	$(82)	$(2)	$(84)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(37)	—	(37)
Reclassifications from other comprehensive income (loss) to net income
Amortization - pension and postretirement	—	(1)	(1)
Net current period other comprehensive income (loss)	(37)	(1)	(38)
Balance, March 31, 2016	$(119)	$(3)	$(122)

Balance, December 31, 2016	$(14)	$(4)	$(18)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	64	—	64
Reclassifications from other comprehensive income (loss) to net income
Amortization - pension and postretirement	—	1	1
Net current period other comprehensive income (loss)	64	1	65
Balance, March 31, 2017	$50	$(3)	$47

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At March 31, 2017 and December 31, 2016, nonpermanent capital included additional capital from merger.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations.

The following table shows the Bank's compliance with the Finance Agency's regulatory capital requirements (dollars in millions):

	March 31, 2017		December 31, 2016
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$1,026	$7,887	$1,046	$8,031
Regulatory capital	$6,917	$7,895	$7,224	$8,083
Leverage capital	$8,646	$11,839	$9,030	$12,098
Capital-to-assets ratio	4.00%	4.57%	4.00%	4.48%
Leverage ratio	5.00%	6.85%	5.00%	6.70%

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the three months ended March 31, 2017 and 2016.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank's financial instruments at March 31, 2017 (dollars in millions). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$237	$237	$—	$—	$—	$237
Interest-bearing deposits	2	—	2	—	—	2
Securities purchased under agreements to resell	5,000	—	5,000	—	—	5,000
Federal funds sold	7,005	—	7,005	—	—	7,005
Trading securities	2,550	—	2,550	—	—	2,550
Available-for-sale securities	22,818	—	22,818	—	—	22,818
Held-to-maturity securities	4,417	—	4,443	15	—	4,458
Advances	123,609	—	123,885	—	—	123,885
Mortgage loans held for portfolio, net	6,870	—	6,881	73	—	6,954
Accrued interest receivable	213	—	213	—	—	213
Derivative assets, net	137	—	217	—	(80)	137
Other assets	25	25	—	—	—	25
Liabilities
Deposits	(1,015)	—	(1,015)	—	—	(1,015)
Consolidated obligations
Discount notes	(72,549)	—	(72,534)	—	—	(72,534)
Bonds	(90,956)	—	(91,477)	—	—	(91,477)
Total consolidated obligations	(163,505)	—	(164,011)	—	—	(164,011)
Mandatorily redeemable capital stock	(494)	(494)	—	—	—	(494)
Accrued interest payable	(226)	—	(226)	—	—	(226)
Derivative liabilities, net	(50)	—	(686)	—	636	(50)

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. In addition, the amount includes the fair value adjustments on derivatives for variation margin which is characterized as a daily settled contract.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank's financial instruments at December 31, 2016 (dollars in millions):

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

As of March 31, 2017 and December 31, 2016, four prices were received for the majority of the Bank's investment securities and the final prices for those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Mortgage Loans Held for Portfolio. The fair value of mortgage loans held for portfolio is estimated based on quoted market prices of similar mortgage loans available in the market, if available, or modeled prices. The modeled prices start with prices for new MBS issued by GSEs or similar new mortgage loans. The prices are adjusted for factors such as credit risk, servicing spreads, seasoning, liquidity, and cash flow remittances. The prices for new MBS or similar new mortgage loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Changes in expected prepayment rates often have a material effect on the fair value estimates.

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

Derivative Assets and Liabilities. The fair value of derivatives is generally estimated using standard valuation techniques such as discounted cash flow analyses and comparisons to similar instruments, and also effective January 3, 2017, includes variation margin payments for daily settled contracts. In limited instances, fair value estimates for interest-rate related derivatives may be obtained using an external pricing model that utilizes observable market data. The Bank is subject to credit risk in derivatives transactions due to the potential nonperformance of its derivatives counterparties. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral/payments is posted daily, through a clearing agent, for changes in the fair value of cleared derivatives. To mitigate credit risk on uncleared derivatives, the Bank enters into master netting agreements with its counterparties as well as collateral agreements that provide for the delivery of collateral at specified levels tied to those counterparties' credit ratings. The Bank has evaluated the potential for the fair value of its derivatives to be affected by counterparty credit risk and its own credit risk and has determined that no adjustments were significant to the overall fair value measurements.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at March 31, 2017 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$209	$—	$—	$209
GSE and Tennessee Valley Authority obligations	—	1,612	—	—	1,612
Other non-MBS	—	276	—	—	276
GSE multifamily MBS	—	453	—	—	453
Total trading securities	—	2,550	—	—	2,550
Available-for-sale securities
Other U.S. obligations	—	3,412	—	—	3,412
GSE and Tennessee Valley Authority obligations	—	1,292	—	—	1,292
State or local housing agency obligations	—	1,008	—	—	1,008
Other non-MBS	—	279	—	—	279
Other U.S. obligations single-family MBS	—	4,028	—	—	4,028
GSE single-family MBS	—	1,193	—	—	1,193
GSE multifamily MBS	—	11,606	—	—	11,606
Total available-for-sale securities	—	22,818	—	—	22,818
Derivative assets, net
Interest-rate related	—	217	—	(80)	137
Other assets	25	—	—	—	25
Total recurring assets at fair value	$25	$25,585	$—	$(80)	$25,530
Liabilities
Derivative liabilities, net
Interest-rate related	$—	$(686)	$—	$636	$(50)
Total recurring liabilities at fair value	$—	$(686)	$—	$636	$(50)

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. In addition, the amount includes the fair value adjustments on derivatives for variation margin which is characterized as a daily settled contract.

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2016 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$216	$—	$—	$216
GSE and Tennessee Valley Authority obligations	—	1,611	—	—	1,611
Other non-MBS	—	273	—	—	273
GSE multifamily MBS	—	453	—	—	453
Total trading securities	—	2,553	—	—	2,553
Available-for-sale securities
Other U.S. obligations	—	3,529	—	—	3,529
GSE and Tennessee Valley Authority obligations	—	1,351	—	—	1,351
State or local housing agency obligations	—	1,009	—	—	1,009
Other non-MBS	—	278	—	—	278
Other U.S. obligations single-family MBS	—	3,838	—	—	3,838
GSE single-family MBS	—	1,261	—	—	1,261
GSE multifamily MBS	—	11,703	—	—	11,703
Total available-for-sale securities	—	22,969	—	—	22,969
Derivative assets, net
Interest-rate related	—	204	—	(13)	191
Other assets	24	—	—	—	24
Total recurring assets at fair value	$24	$25,726	$—	$(13)	$25,737
Liabilities
Derivative liabilities, net
Interest-rate related	$—	$(744)	$—	$668	$(76)
Total recurring liabilities at fair value	$—	$(744)	$—	$668	$(76)

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

FAIR VALUE ON A NON-RECURRING BASIS

The Bank measures certain impaired mortgage loans held for portfolio at level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. The Bank estimates the fair value of these assets based primarily on a broker price opinion or property values from an external pricing vendor. The Bank applies an adjustment to these values to capture certain limitations in the estimation process and takes into consideration estimated selling costs and expected PMI proceeds. At March 31, 2017 and December 31, 2016, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $4 million and $15 million. These fair values were as of the date the fair value adjustment was recorded during the three months ended March 31, 2017 and year-ended December 31, 2016.

Note 14 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At March 31, 2017 and December 31, 2016, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $795.5 billion and $818.2 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	March 31, 2017			December 31, 2016
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit	$7,153	$169	$7,322	$7,281
Standby bond purchase agreements	175	349	524	458
Commitments to purchase mortgage loans	88	—	88	102
Commitments to issue bonds	2,062	—	2,062	—
Commitments to fund advances	2,166	22	2,188	280

Standby Letters of Credit. A standby letter of credit is a financing arrangement between the Bank and a member. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 13 years, currently no later than 2025. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $3 million at March 31, 2017 and December 31, 2016.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At March 31, 2017, the Bank had standby bond purchase agreements with six housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2024. During both the three months ended March 31, 2017 and 2016, the Bank was not required to purchase any bonds under these agreements. For both the three months ended March 31, 2017 and 2016, the Bank received fees for the guarantees that amounted to less than $1 million.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at March 31, 2017 and December 31, 2016 is reported in “Note 10 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Commitments to Issue Bonds. At March 31, 2017, the Bank had commitments to issue $2.1 billion of consolidated obligation bonds. At December 31, 2016, the Bank had no commitments to issue consolidated obligations bonds.

Commitments to Fund Advances. The Bank enters into commitments that legally bind it to fund additional advances up to 24 months in the future. At March 31, 2017 and December 31, 2016, the Bank had commitments to fund advances of $2.2 billion and $0.3 billion.

Other Commitments. The Bank has an FLA memorandum account which is used to track the Bank's potential loss exposure under each MPF master commitment prior to the PFI's credit enhancement obligation. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $100 million and $99 million at March 31, 2017 and December 31, 2016. For additional information related to the FLA commitment, refer to "Note 9 — Allowance for Credit Losses."
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
The Bank records legal expenses related to litigation settlements as incurred in other expenses in the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement.  During the three months ended March 31, 2017, the Bank recognized $21 million in net gains on litigation settlements through other income (loss), due to the settlement of one of the Bank's private-label MBS claims. During the three months ended March 31, 2016, the Bank recognized $137 million in net gains on litigation settlements.

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

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions (dollars in millions):

	March 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Advances	$4,366	4	$2,497	2
Mortgage loans	54	1	186	3
Deposits	58	6	82	7
Capital stock	229	4	157	2

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At March 31, 2017, the Bank had the following business concentrations with stockholders (dollars in millions):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.	$2,873	46	$71,575	$—	$191
Superior Guaranty Insurance Company[3]	26	—	—	635	—
Wells Fargo Bank Northwest, N.A.[3]	1	—	—	35	—
Total	$2,900	46	$71,575	$670	$191

1
Pursuant to applicable Finance Agency regulations, the Bank's voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank's capital stock.

2
Represents interest income earned on advances during the three months ended March 31, 2017. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

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

Note 16 — Activities with Other FHLBanks

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. During the three months ended March 31, 2016, the Bank did not lend or borrow funds to or from other FHLBanks. During the three months ended March 31, 2017, the Bank did not borrow funds from other FHLBanks. The following table summarizes loan activity to other FHLBanks during the three months ended March 31, 2017 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2017
San Francisco	$200	$—	$(200)	$—

The interest income and expense related to this activity were immaterial.

Advance Transfers. The Bank may purchase or sell advances from/to other FHLBanks. These transfers are accounted for in the same manner as an advances origination with a member bank. During the three months ended March 31, 2017, a member of the Federal Home Loan Bank of Chicago (Chicago Bank) re-designated its charter, and concurrently transferred its Federal Home Loan Bank membership from the Chicago Bank to the Des Moines Bank. In conjunction with this transfer and at request of the member, the Bank purchased $37 million of par value advances outstanding to this member from the Chicago Bank and recognized related premiums of $1 million. There were no advance transfers during the three months ended March 31, 2016.

Note 17 — Subsequent Events

On April 20, 2017, the Bank acquired a building and certain adjacent lots with surface parking in downtown Des Moines to be used for its new headquarters. The Bank purchased the building, located at 909 Locust Street, and adjacent lots for an aggregate purchase price of $20.5 million. The Bank currently leases a total of 55,500 square feet of office space at 801 Locust Street and 666 Walnut Street, both located in downtown Des Moines. Of the approximately 225,654 finished square feet of office space in the newly acquired building, the Bank intends to occupy approximately 72,000 square feet and lease the remaining space. The Bank anticipates that it will move into its new headquarters location sometime in the fourth quarter of 2018.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our MD&A and Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (SEC) on March 21, 2017 (2016 Form 10-K). Our MD&A is designed to provide information that will help the reader develop a better understanding of our financial statements, key financial statement changes from quarter to quarter, and the primary factors driving those changes. Our MD&A is organized as follows:

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

•	risks related to the other FHLBanks that could trigger our joint and several liability for debt issued by the other 10 FHLBanks;

•	disruptions in the credit and debt markets and the effect of future funding costs, sources, and availability;

•	changes in the relative attractiveness of consolidated obligations due to actual or perceived changes in the FHLBanks' credit ratings as well as the U.S. Government's long-term credit rating;

•	the ability to meet capital and liquidity requirements;

•	reliance on a relatively small number of member institutions for a large portion of our advance business;

•	the volatility of credit quality, market prices, interest rates, and other indices that could affect the value of collateral held by us as security for borrower and counterparty obligations;

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

For additional information regarding these and other risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements, see “Item 1A. Risk Factors” in this quarterly report and in our 2016 Form 10-K. You are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements apply only as of the date they are made, and we undertake no obligation to update or revise any forward-looking statement.

EXECUTIVE OVERVIEW

Our Bank is a member-owned cooperative serving shareholder members in our district. Our mission is to provide funding and liquidity for our members and housing associates so that they can meet the housing, economic development, and business needs of the communities they serve. We strive to achieve our mission within an operating principle that balances the trade-off between attractively priced products, reasonable returns on capital stock, and maintaining an adequate level of retained earnings to preserve par value of member-owned capital stock. Our members include commercial banks, savings institutions, credit unions, insurance companies, and community development financial institutions (CDFIs).

Financial Results
For the three months ended March 31, 2017, we reported net income of $140 million compared to $187 million and for the same period in 2016. The higher net income in the first quarter of 2016 was attributable to significant one-time settlements on PLMBS litigation. Our net income for the three months ended March 21, 2017, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was primarily driven by net interest income, other income (loss), and other expense.

Net interest income totaled $153 million for the three months ended March 31, 2017 compared to $103 million for the same period last year. The increase was primarily due to an increase in interest income resulting from the higher interest rate environment and higher average advance balances. Our net interest margin was 0.35 percent during the three months ended March 31, 2017 compared to 0.28 percent for the three months ended March 31, 2016. The increase was a result of our interest-earning assets repricing to higher interest rates at a quicker pace than our interest-bearing liabilities during the first quarter of 2017.

We recorded a net gain of $35 million in other income (loss) for the three months ended March 31, 2017 compared to a gain of $132 million for the same period last year. Other income (loss) was primarily impacted by net gains on litigation settlements of $21 million and $137 million during the three months ended March 31, 2017 and 2016 as a result of settlements with certain defendants in our private-label mortgage-backed securities (private-label MBS) litigation. We continue to pursue the remaining proceedings on appeal. Other factors impacting other income (loss) included net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities, as described below.

During the three months ended March 31, 2017, we recorded net gains of $6 million on our derivatives and hedging activities through other income (loss) compared to net losses of $43 million during the same period last year. The net gains were primarily driven by changes in interest rates. These changes positively impacted our available-for-sale (AFS) fair value hedge relationships and fair value changes on interest rate swaps that we utilized to economically hedge our investment securities portfolio. We utilize derivative instruments to manage interest rate risk. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities" for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

During the three months ended March 31, 2017, we recorded net gains on trading securities of $5 million compared to net gains of $35 million during the same period in 2016. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities.

Other expense totaled $32 million for the three months ended March 31, 2017 compared to $27 million for the same period in 2016. The increase was primarily due to an increase in professional fees as a result of hiring external resources to assist with improving our internal control environment.

Our total assets decreased to $172.9 billion at March 31, 2017, from $180.6 billion at December 31, 2016, due primarily to a decrease in advances. Advances decreased due primarily to the repayment of advances held by a large depository institution member and by certain captive insurance company members whose membership was terminated in response to the Finance Agency final rule affecting FHLBank membership.

Our total liabilities decreased to $165.5 billion at March 31, 2017, from $173.2 billion at December 31, 2016, driven primarily by a decline in the amount of consolidated obligations needed to fund our assets.

Total capital remained stable at $7.4 billion at March 31, 2017 and December 31, 2016. Our regulatory capital ratio increased to 4.57 percent at March 31, 2017, from 4.48 percent at December 31, 2016 and was above the required regulatory minimum at each period end. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, additional capital from merger, and retained earnings.

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

Effective January 1, 2017, management approved a revision to the adjusted net income methodology to calculate adjusted net income on a post Affordable Housing Program (AHP) assessment basis. The revision was made to better align adjusted net income results to the Bank’s strategic business plan which is calculated on a post AHP assessment basis. Management believes AHP assessments are a fundamental component of our business and believes this assessment should be included in our adjusted net income calculation. In addition, one of our incentive plan targets, our adjusted return on capital stock spread to LIBOR target, is calculated on a post AHP assessment basis. This change aligns the adjusted net income measure to the measure used as the incentive plan target. Adjusted net income for the three months ended March 31, 2016 has been revised to be reported on a post AHP assessment basis for comparability.

As indicated in the tables that follow, our adjusted net interest income and adjusted net income increased during the three months ended March 31, 2017 when compared to the same period in 2016. The increase in our adjusted net interest income and adjusted net income was primarily due to an increase in interest income due to the higher interest rate environment and higher advance balances.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended
	March 31,
	2017	2016
GAAP net interest income	$153	$103
Exclude:
Prepayment fees on advances, net[1]	—	4
Prepayment fees on investments, net[2]	—	2
Mandatorily redeemable capital stock interest expense	(5)	(4)
Total adjustments	(5)	2
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(4)	(5)
Adjusted net interest income	$154	$96
Adjusted net interest margin	0.35%	0.26%

1	Prepayment fees on advances, net includes basis adjustment amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended
	March 31,
	2017	2016
GAAP net income before assessments	$156	$208
Exclude:
Prepayment fees on advances, net[1]	—	4
Prepayment fees on investments, net[2]	—	2
Mandatorily redeemable capital stock interest expense	(5)	(4)
Net gains (losses) on trading securities	5	35
Net gains (losses) on derivatives and hedging activities	6	(43)
Gains on litigation settlements, net	21	137
Include:
Net interest expense on economic hedges	(4)	(5)
Adjusted net income before assessments	125	72
Adjusted AHP assessments[3]	13	7
Adjusted net income	$112	$65

1	Prepayment fees on advances, net includes basis adjustment amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

3
Adjusted AHP assessments for this non-GAAP measure are calculated as 10 percent of adjusted net income before assessments. For additional discussion on AHP assessments, refer to "Item 8. Financial Statements and Supplementary Data — Note 14 — Affordable Housing Program" in our 2016 10-K.

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Economic and market data received during the Federal Open Market Committee (FOMC or Committee) meeting in March of 2017 indicates that the labor market has continued to strengthen and that economic activity has continued to expand at a moderate pace. Job gains remained solid, however the unemployment rate has seen little change in recent months. Growth in household spending continued to rise moderately while business fixed investments firmed somewhat. Inflation has increased in recent quarters, moving close to the Committee's two percent longer-run objective. Excluding energy and food prices, inflation had little change and has continued to run somewhat below two percent. Market-based measurements of inflation adjusted compensation remained low and long-term inflation expectations have remained stable.

In its March 15, 2017 statement, the FOMC stated it expects that, with gradual adjustments in the stance of monetary policy, economic activity will expand at a moderate pace, labor market conditions will strengthen somewhat further, and inflation will stabilize around two percent over the medium-term. The Committee stated that near-term risks to the economic outlook appear nearly balanced. The FOMC is expected to continue to monitor inflation and global economic and financial developments closely.

Mortgage Markets

The housing market remained strong throughout the first quarter of 2017, as indicated by rising home prices, lower inventories of properties for sale, increased housing construction activity, and increased sales of existing homes. The improvement in the housing market has been partly attributable to the continued strengthening of the economy and partly due to a mild winter which reduced the seasonality impact on home sales.

Mortgage rates fell slightly in the first quarter, but are higher than rates observed in the prior year.  This has resulted in housing market activity becoming increasingly driven by purchase activity versus refinance activity.  The increase in mortgage rates has not slowed down the demand for home purchases thus far, but may in the future as the increased cost of debt makes them less affordable.

Interest Rates

The following table shows information on key market interest rates1:

	First Quarter 2017 3-Month Average	First Quarter 2016 3-Month Average	March 31, 2017 Ending Rate	December 31, 2016 Ending Rate
Federal funds	0.70%	0.36%	0.82%	0.55%
Three-month LIBOR	1.07	0.62	1.15	1.00
2-year U.S. Treasury	1.24	0.83	1.26	1.19
10-year U.S. Treasury	2.44	1.91	2.39	2.45
30-year residential mortgage note	4.18	3.76	4.14	4.32

1	Source is Bloomberg.

In its March 2017 meeting, the FOMC increased the Federal Reserve's key target interest rate, the Federal funds rate, to a range of 0.75 to 1.00 percent compared to a range of 0.25 to 0.50 percent for the same period in 2016. The Committee's stance on monetary policy remains accommodative even after this increase, and is expected to support further strengthening in the labor market conditions and a sustained return towards their inflation rate of two percent. The FOMC stated that it will assess realized and expected economic conditions relative to its longer-run goals of maximum employment and a two percent inflation rate. The assessment is expected to take into account measures of labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments. The Committee stated that it anticipates economic conditions will evolve in a manner that will warrant gradual increases in the Federal funds rate, which is likely to remain below levels that are expected to prevail in the longer run.

The 10-year U.S. Treasury yields and mortgage rates were higher on average in the first quarter of 2017 when compared to the same period in prior year. Interest rates increased as the FOMC raised their target rate, economic data remained strong, and fiscal policy expectations remained high.

In its March 15, 2017 statement, the FOMC stated that it is maintaining its existing policy of reinvesting principal payments from the Federal Reserve's holdings of agency debt and agency MBS into agency MBS and of rolling over maturing U.S. Treasury securities at auction, and it anticipates doing so until normalization of the level of the Federal funds rate is well under way. This policy, by keeping the Committee's holdings of longer-term securities at sizable levels, should help maintain accommodative financial conditions.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	First Quarter 2017 3-Month Average	First Quarter 2016 3-Month Average	March 31, 2017 Ending Spread	December 31, 2016 Ending Spread
3-month	(42.5)	(22.2)	(35.3)	(42.7)
2-year	(20.0)	4.3	(23.3)	(16.5)
5-year	2.9	23.4	(2.8)	9.0
10-year	51.6	67.1	48.7	57.7

1	Source is the Office of Finance.

As a result of our credit quality, we generally have ready access to funding at relatively competitive interest rates. During the first quarter of 2017, our funding spreads relative to London Interbank Offered Rate (LIBOR) improved when compared to spreads at December 31, 2016 as investor demand increased with market volatility and higher interest rates and in response to money market reform. During the first three months of 2017, we utilized step-up, callable, and term fixed and floating rate consolidated obligation bonds in addition to consolidated obligation discount notes to capture attractive funding, match the repricing structures on advances, and meet liquidity requirements.

SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Cash	$237	$223	$245	$460	$242
Investments[1]	41,792	41,218	42,851	44,143	45,666
Advances	123,609	131,601	125,828	116,294	101,157
Mortgage loans held for portfolio, net[2]	6,870	6,913	6,792	6,640	6,667
Total assets	172,918	180,605	176,074	167,860	154,056
Consolidated obligations
Discount notes	72,549	80,947	84,481	92,521	103,699
Bonds	90,956	89,898	82,454	66,599	42,459
Total consolidated obligations[3]	163,505	170,845	166,935	159,120	146,158
Mandatorily redeemable capital stock	494	664	675	698	732
Total liabilities	165,469	173,204	169,069	161,356	148,420
Capital stock — Class B putable	5,803	5,917	5,658	5,241	4,607
Additional capital from merger	9	52	92	128	163
Retained earnings	1,590	1,450	1,294	1,220	988
Accumulated other comprehensive income (loss)	47	(18)	(39)	(85)	(122)
Total capital	7,449	7,401	7,005	6,504	5,636

	For the Three Months Ended
Statements of Income	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Net interest income	$153	$135	$117	$94	$103
Provision (reversal) for credit losses on mortgage loans	—	1	1	1	—
Other income (loss)[4]	35	77	(5)	192	132
Other expense[5]	32	36	28	27	27
AHP assessments	16	19	9	26	21
Net income	140	156	74	232	187
Selected Financial Ratios[6]
Net interest spread[7]	0.31%	0.27%	0.24%	0.21%	0.25%
Net interest margin[8]	0.35	0.30	0.27	0.24	0.28
Return on average equity	7.52	8.81	4.35	15.34	12.92
Return on average capital stock	9.49	10.99	5.40	19.11	15.39
Return on average assets	0.31	0.35	0.17	0.59	0.50
Average equity to average assets	4.16	4.00	3.92	3.86	3.87
Regulatory capital ratio[9]	4.57	4.48	4.38	4.34	4.21
Dividend payout ratio[10]	30.74	26.01	47.85	15.24	16.23

1	Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and held-to-maturity (HTM) securities.

2	Includes an allowance for credit losses of $2 million at March 31, 2017, December 31, 2016, and September 30, 2016, and $1 million at June 30, 2016 and March 31, 2016.

3
The total par value of outstanding consolidated obligations of the FHLBanks was $959.3 billion, $989.3 billion, $967.7 billion, $963.8 billion, and $896.8 billion at March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016, respectively.

4
Other income (loss) includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, net gains (losses) on the disposal of fixed assets, and gains on litigation settlements, net. During the three months ended March 31, 2017, December 31, 2016, June 30, 2016 and March 31, 2016, other income (loss) was impacted by net gains on litigation settlements. The Bank did not record any litigation settlements during the three months ended September 30, 2016.

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

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the three months ended March 31, 2017 and 2016 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended
	March 31,
	2017	2016	$ Change	% Change
Net interest income	$153	$103	$50	49%
Other income (loss)	35	132	(97)	(73)
Other expense	32	27	5	19
AHP assessments	16	21	(5)	(24)
Net income	$140	$187	$(47)	(25)%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Three Months Ended March 31,
	2017			2016
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$247	0.50%	$—	$851	0.34%	$1
Securities purchased under agreements to resell	5,624	0.58	8	5,217	0.35	4
Federal funds sold	7,026	0.71	12	4,109	0.35	4
Mortgage-backed securities[2,3]	20,820	1.40	72	18,720	1.15	54
Other investments[2,3,4]	9,203	1.65	38	13,056	1.10	35
Advances[3,5]	129,883	1.04	333	101,611	0.68	173
Mortgage loans[6]	6,891	3.42	58	6,703	3.66	61
Loans to other FHLBanks	5	0.55	—	—	—	—
Total interest-earning assets	179,699	1.18	521	150,267	0.89	332
Non-interest-earning assets	1,097	—	—	517	—	—
Total assets	$180,796	1.17%	$521	$150,784	0.89%	$332
Interest-bearing liabilities
Deposits	$973	0.26%	$1	$973	0.05%	$—
Consolidated obligations
Discount notes	78,301	0.57	109	105,490	0.41	109
Bonds[3]	92,220	1.11	253	36,816	1.27	116
Other interest-bearing liabilities[7]	550	3.39	5	413	3.37	4
Total interest-bearing liabilities	172,044	0.87	368	143,692	0.64	229
Non-interest-bearing liabilities	1,225	—	—	1,262	—	—
Total liabilities	173,269	0.86	368	144,954	0.63	229
Capital	7,527	—	—	5,830	—	—
Total liabilities and capital	$180,796	0.82%	$368	$150,784	0.61%	$229
Net interest income and spread[8]		0.31%	$153		0.25%	$103
Net interest margin[9]		0.35%			0.28%
Average interest-earning assets to interest-bearing liabilities		104.45%			104.58%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4
Other investments primarily include other U.S. obligations, government-sponsored enterprise (GSE) obligations and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds and Private Export Funding Corporation (PEFCO) bonds.

5	Advance interest income includes prepayment fee income of less than $1 million and $4 million for the three months ended March 31, 2017 and 2016.

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists primarily of mandatorily redeemable capital stock.

8	Represents yield on total interest-earning assets minus yield on total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Three Months Ended
	March 31, 2017 vs. March 31, 2016
	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest income
Interest-bearing deposits	$(1)	$—	$(1)
Securities purchased under agreements to resell	1	3	4
Federal funds sold	3	5	8
Mortgage-backed securities	6	12	18
Other investments	(12)	15	3
Advances	55	105	160
Mortgage loans	1	(4)	(3)
Total interest income	53	136	189
Interest expense
Deposits	—	1	1
Consolidated obligations
Discount notes	(33)	33	—
Bonds	153	(16)	137
Other interest-bearing liabilities	1	—	1
Total interest expense	121	18	139
Net interest income	$(68)	$118	$50

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. For the three months ended March 31, 2017, our net interest spread was 0.31 percent compared to 0.25 percent for the three months ended March 31, 2016. Our net interest spread during the first quarter of 2017 was primarily impacted by a higher yield on total interest-earning assets, which was partially offset by a higher cost on total interest-bearing liabilities. The primary components of our interest income and interest expense are discussed below.

Advances

Interest income on advances (including prepayment fees on advances, net) increased during the three months ended March 31, 2017 when compared to the same period in 2016 due primarily to the higher interest rate environment and higher average advance balances. Average advance balances for the three months ended March 31, 2017 increased when compared to the prior year due primarily to borrowings from a large depository institution member.

Investments

Interest income on investments increased during the three months ended March 31, 2017 when compared to the same period in 2016 due primarily to the higher interest rate environment, partially offset by lower average balances of other investments.

Bonds

Interest expense on bonds increased during the three months ended March 31, 2017 when compared to the same period in 2016 due primarily to higher average bond balances. The increase in average balances was primarily due to our increased utilization of bonds to capture attractive funding, match repricing structures on short-term and variable rate callable advances, and provide additional liquidity.

Other Income (Loss)

The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended
	March 31,
	2017	2016
Net gains (losses) on trading securities	$5	$35
Net gains (losses) on derivatives and hedging activities	6	(43)
Gains on litigation settlements, net	21	137
Other, net	3	3
Total other income (loss)	$35	$132

Other income (loss) can be volatile from period to period depending on the type of activity recorded. We recorded net gains of $35 million during the three months ended March 31, 2017 compared to $132 million during same period in 2016. Other income (loss) was primarily impacted by net gains on litigation settlements of $21 million and $137 million during the three months ended March 31, 2017 and 2016 as a result of a settlements with certain defendants in our private-label MBS litigation. Other factors impacting other income (loss) included net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities, as described below.

During the three months ended March 31, 2017, we recorded net gains of $6 million on our derivatives and hedging activities through other income (loss) compared to net losses of $43 million during the same period in 2016. The net gains were primarily driven by changes in interest rates. These changes positively impacted our AFS fair value hedge relationships and fair value changes on interest rate swaps that we utilized to economically hedge our investment securities portfolio. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

During the three months ended March 31, 2017, we recorded net gains on trading securities of $5 million compared to net gains of $35 million during the same period in 2016. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities. Trading securities are recorded at fair value with changes in fair value reflected through other income (loss).

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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended March 31, 2017
Net Effect of Hedging Activities	Advances	Investments	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$5	$2	$(1)	$—	$6
Net interest settlements	(31)	(30)	22	—	(39)
Total impact to net interest income	(26)	(28)	21	—	(33)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	1	6	(3)	—	4
Gains (losses) on economic hedges	—	1	—	—	1
Price alignment amount on derivatives[2]	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	1	7	(3)	1	6
Net gains (losses) on trading securities[3]	—	5	—	—	5
Total impact to other income (loss)	1	12	(3)	1	10
Total net effect of hedging activities[4]	$(25)	$(16)	$18	$1	$(23)

	For the Three Months Ended March 31, 2016
Net Effect of Hedging Activities	Advances	Investments	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$6	$—	$(1)	$5
Net interest settlements	(50)	(40)	19	(71)
Total impact to net interest income	(44)	(40)	18	(66)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	2	5	(8)	(1)
Gains (losses) on economic hedges	—	(42)	—	(42)
Total net gains (losses) on derivatives and hedging activities	2	(37)	(8)	(43)
Net gains (losses) on trading securities[3]	—	33	—	33
Total impact to other income (loss)	2	(4)	(8)	(10)
Total net effect of hedging activities[4]	$(42)	$(44)	$10	$(76)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off-market derivatives.

2	Effective January 3, 2017, amount includes the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

3
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

The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Three Months Ended
	March 31,
	2017	2016
Gains (losses) on interest rate swaps economically hedging our investments	$5	$(37)
Interest settlements	(4)	(5)
Net gains (losses) on investment derivatives	1	(42)
Net gains (losses) on related trading securities	5	33
Net gains (losses) on economic investment hedge relationships	$6	$(9)

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended March 31,
	2017	2016
Compensation and benefits	$13	$14
Contractual services	3	3
Professional fees	5	1
Other operating expenses	5	4
Total operating expenses	26	22
Federal Housing Finance Agency	3	2
Office of Finance	2	2
Other, net	1	1
Total other expense	$32	$27

Other expense totaled $32 million for the three months ended March 31, 2017 compared to $27 million for the same period last year. The increase in other expense was primarily due to an increase in professional fees as a result of hiring external resources to assist with improving our internal control environment.

STATEMENTS OF CONDITION

Financial Highlights

Our total assets decreased to $172.9 billion at March 31, 2017 from $180.6 billion at December 31, 2016. Our total liabilities decreased to $165.5 billion at March 31, 2017 from $173.2 billion at December 31, 2016. Total capital remained stable at $7.4 billion at March 31, 2017 and December 31, 2016. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	March 31, 2017	December 31, 2016
Commercial banks	$90,188	$94,939
Savings institutions	1,925	1,376
Credit unions	2,721	2,903
Non-captive insurance companies	18,021	17,441
Captive insurance companies	10,360	14,510
Community development financial institution	3	3
Total member advances	123,218	131,172
Housing associates	82	61
Non-member borrowers	286	304
Total par value	$123,586	$131,537

Our total advance par value decreased $8.0 billion or 6 percent at March 31, 2017 when compared to December 31, 2016. The decrease in total par value was primarily due to the repayment of $5.5 billion in advances held by a large depository institution member and $4.1 billion held by certain captive insurance company members. As a result of the final rule on membership issued by the Finance Agency effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance company members ineligible for FHLBank membership. In accordance with the final rule, captive insurance company members that were admitted as members after September 12, 2014 (the date the Finance Agency proposed this rule) had their memberships terminated on February 17, 2017. Captive insurance company members that were admitted as members prior to September 12, 2014 will also have their memberships terminated no later than February 19, 2021. As of March 31, 2017, captive insurance company members held approximately $10.4 billion in advances.

The following table summarizes our advances by product type (dollars in millions):

	March 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Variable rate	$94,378	76	$104,594	80
Fixed rate	27,671	23	25,453	19
Amortizing	1,537	1	1,490	1
Total par value	123,586	100	131,537	100
Premiums	74		83
Discounts	(6)		(7)
Fair value hedging adjustments	(45)		(12)
Total advances	$123,609		$131,601

Fair value hedging adjustments changed $33 million at March 31, 2017 when compared to December 31, 2016 due to the impact of interest rates on our cumulative fair value adjustments on advances in hedge relationships.

At March 31, 2017 and December 31, 2016, 53 and 59 percent of our advances were variable rate callable advances. Callable advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Interest rates on our variable rate callable advances reset at each call date to be consistent with either the underlying LIBOR index or our current offering rate of our underlying cost of funds. In addition, we retain the flexibility to adjust the spread relative to our cost of funds for the majority of these variable rate advances on each reset date. We generally fund our variable rate callable advances with either discount notes, LIBOR indexed debt, or debt swapped to a LIBOR index. Effective April 1, 2017, we changed our variable rate callable advance pricing. As a result, we expect a decrease in advance balances and a change in the composition of our advance portfolio during the second quarter of 2017. For additional discussion on our funding strategies, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

At March 31, 2017 and December 31, 2016, advances outstanding to our five largest member borrowers totaled $86.1 billion and $92.2 billion, representing 70 and 70 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at March 31, 2017 (dollars in millions):

	Amount	% of Total
Wells Fargo Bank, N.A.	$71,575	58
Transamerica Life Insurance Company[1]	4,145	3
Truman Insurance Company[2]	3,588	3
TH Insurance Holdings Company LLC[2]	3,572	3
HICA Education Loan Corporation[2]	3,200	3
Total par value	$86,080	70

1	Excludes $1.6 billion of advances with Transamerica Premier Life Insurance Company, an affiliate of Transamerica Life Insurance Company.

2	Represents a captive insurance company member whose membership will terminate within five years of the Finance Agency's final rule on membership that became effective February 19, 2016.

As indicated in the table above, three of our top five largest member borrowers at March 31, 2017 were captive insurance company members. As of March 31, 2017, we had six captive insurance company members with total advances outstanding of $10.4 billion, which represented 8 percent of our total advances outstanding. In accordance with the Finance Agency final rule affecting FHLBank membership, all of our remaining captive insurance company members, including three of our top five largest borrowers, will have their membership terminated on or before February 19, 2021. The magnitude of the impact of the final rule at that date will depend, in part, on our size and profitability at the time of membership termination or maturity of the related advances.

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

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no probable credit losses on our advances as of March 31, 2017 and December 31, 2016. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following tables summarize information on our mortgage loans held for portfolio (dollars in millions):

	March 31, 2017
	MPF	MPP	Total
Fixed rate conventional loans	$5,902	$334	$6,236
Fixed rate government-insured loans	507	38	545
Total unpaid principal balance	6,409	372	6,781
Premiums	82	13	95
Discounts	(7)	(1)	(8)
Basis adjustments from mortgage loan commitments	4	—	4
Total mortgage loans held for portfolio	6,488	384	6,872
Allowance for credit losses	(2)	—	(2)
Total mortgage loans held for portfolio, net	$6,486	$384	$6,870

	December 31, 2016
	MPF	MPP	Total
Fixed rate conventional loans	$5,907	$361	$6,268
Fixed rate government-insured loans	513	42	555
Total unpaid principal balance	6,420	403	6,823
Premiums	82	14	96
Discounts	(8)	(1)	(9)
Basis adjustments from mortgage loan commitments	5	—	5
Total mortgage loans held for portfolio	6,499	416	6,915
Allowance for credit losses	(2)	—	(2)
Total mortgage loans held for portfolio, net	$6,497	$416	$6,913

Our total mortgage loans remained relatively stable at March 31, 2017 when compared to December 31, 2016. The slight decrease was primarily due to principal paydowns exceeding loan purchases. For additional discussion on our mortgage loan credit risk, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets."

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	March 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	5,000	12	5,925	14
Federal funds sold	7,005	17	5,095	12
Total short-term investments	12,006	29	11,021	26
Long-term investments[2]
Interest-bearing deposits	1	—	1	—
Mortgage-backed securities
GSE single-family	4,517	11	4,804	12
GSE multifamily	12,059	29	12,156	30
Other U.S. obligations single-family[3]	4,051	9	3,864	9
Other U.S. obligations commercial[3]	3	—	4	—
Private-label residential	15	—	16	—
Total mortgage-backed securities	20,645	49	20,844	51
Non-mortgage-backed securities
Other U.S. obligations[3]	3,621	9	3,745	9
GSE and Tennessee Valley Authority obligations	3,300	8	3,359	8
State or local housing agency obligations	1,664	4	1,697	4
Other	555	1	551	2
Total non-mortgage-backed securities	9,140	22	9,352	23
Total long-term investments	29,786	71	30,197	74
Total investments	$41,792	100	$41,218	100

1	Short-term investments have original maturities equal to or less than one year.

2	Long-term investments have original maturities of greater than one year.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

Our investments remained relatively stable at March 31, 2017 when compared to December 31, 2016. The slight increase was due primarily to the purchase of money market investments needed to manage our liquidity position during the quarter.

The Finance Agency limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 2.61 and 2.58 at March 31, 2017 and December 31, 2016.

We evaluate AFS and HTM securities in an unrealized loss position for other-than-temporary-impairment (OTTI) on at least a quarterly basis. As part of our OTTI evaluation, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we will recognize an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, we perform analyses to determine if any of these securities are other-than-temporarily impaired. At March 31, 2017 we did not consider any of these securities to be other-than-temporarily-impaired. Refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis performed at March 31, 2017.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At March 31, 2017 and December 31, 2016, the carrying value of consolidated obligations for which we are primarily liable totaled $163.5 billion and $170.8 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	March 31, 2017	December 31, 2016
Par value	$72,625	$81,019
Discounts and concession fees[1]	(76)	(72)
Total	$72,549	$80,947

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes decreased $8.4 billion or 10 percent at March 31, 2017 when compared to December 31, 2016. The decrease was primarily due to our use of bonds in place of discount notes to manage our funding needs throughout the first quarter of 2017. For additional information on our discount notes, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

BONDS

The following table summarizes information on our bonds (dollars in millions):

	March 31, 2017	December 31, 2016
Total par value	$91,169	$90,053
Premiums	240	254
Discounts and concession fees[1]	(74)	(79)
Fair value hedging adjustments	(379)	(330)
Total bonds	$90,956	$89,898

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds remained relatively stable at March 31, 2017 when compared to December 31, 2016. The slight increase was primarily due to our utilization of fixed and variable rate bonds to capture attractive funding, match repricing structures on short-term and variable rate advances, and to provide additional liquidity. Fair value hedging adjustments changed $49 million at March 31, 2017 when compared to December 31, 2016 due to the impact of interest rates on our cumulative fair value adjustments on bonds in hedge relationships.

For additional information on our bonds, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Deposits

Deposit levels will vary based on member alternatives for short-term investments. Our deposits decreased $98 million or 9 percent at March 31, 2017 when compared to December 31, 2016 due primarily to a decrease in interest-bearing deposits.

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

Our total mandatorily redeemable capital stock balance decreased $170 million at March 31, 2017 when compared to December 31, 2016 due primarily to the repurchase of $148 million in capital stock outstanding to certain captive insurance company members in the first quarter of 2017. The repurchase was in response to the Finance Agency final rule affecting membership eligibility that became effective February 19, 2016. In accordance with the final rule, on February 17, 2017, we terminated the membership of all captive insurance company members that were admitted as members after September 12, 2014 (the date the Finance Agency proposed this rule) and repurchased outstanding capital stock to these captive insurance company members in the amount of $148 million. Captive insurance company members that were admitted as members prior to September 12, 2014 will also have their memberships terminated no later than February 19, 2021. At March 31, 2017 and December 31, 2016, our mandatorily redeemable capital stock totaled $494 million and $664 million.

Capital

The following table summarizes information on our capital (dollars in millions):

	March 31, 2017	December 31, 2016
Capital stock	$5,803	$5,917
Additional capital from merger	9	52
Retained earnings	1,590	1,450
Accumulated other comprehensive income (loss)	47	(18)
Total capital	$7,449	$7,401

Our capital remained relatively stable at March 31, 2017 when compared to December 31, 2016. The slight increase was due to an increase in retained earnings due to net income earned and an increase in AOCI due primarily to unrealized gains on our MBS GSE and agency securities. These increases were partially offset by a decline in capital stock due to a decrease in member activity and a decline in additional capital from merger driven by dividend payments paid in the first quarter of 2017. We anticipate that the additional capital from merger balance will be depleted with the next dividend payment expected to be paid in the second quarter of 2017. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock” for additional information on our capital stock activity.

Derivatives

We use derivatives to manage interest rate risk in our Statements of Condition. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	March 31, 2017	December 31, 2016
Interest rate swaps
Noncallable	$49,153	$49,887
Callable by counterparty	3,119	3,287
Callable by the Bank	161	136
Total interest rate swaps	52,433	53,310
Interest rate swaptions	—	—
Forward settlement agreements (TBAs)	82	94
Mortgage delivery commitments	88	102
Total notional amount	$52,603	$53,506

The notional amount of our derivative contracts decreased $0.9 billion or 2 percent at March 31, 2017 when compared to December 31, 2016. During the first quarter of 2017, we reduced our use of swapped consolidated obligation bonds in response to market conditions, and increased our utilization of LIBOR indexed debt to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the three months ended March 31, 2017, proceeds from the issuance of bonds and discount notes were $13.8 billion and $60.1 billion compared to $18.7 billion and $74.7 billion for the same period in 2016. We continued to issue shorter-term discount notes as well as term fixed and floating rate, callable, and step-up rate consolidated obligation bonds to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

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

We monitor our debt refinancing risk and continue to enhance our liquidity and funding management. In measuring the level of assets requiring refinancing, we consider the maturity characteristics of our assets and liabilities. The following table presents the composition of our assets and liabilities by maturity (dollars in millions):

	March 31, 2017			December 31, 2016
	1 year or less	> 1 year	Total	1 year or less	> 1 year	Total
Assets
Investments[1]	$15,195	$26,262	$41,457	$14,265	$26,653	$40,918
Advances[2]	24,860	98,726	123,586	22,533	109,004	131,537
Mortgage loans held for portfolio[3]	884	5,897	6,781	862	5,961	6,823
Other interest earning assets[4]	—	—	—	200	—	200
Subtotal	$40,939	$130,885	171,824	$37,860	$141,618	179,478
Other[5]			1,094			1,127
Total assets			$172,918			$180,605

Liabilities
Consolidated obligation bonds[6]	$48,839	$42,330	$91,169	$47,733	$42,320	$90,053
Consolidated obligation discount notes[5]	72,625	—	72,625	81,019	—	81,019
Subtotal	$121,464	$42,330	163,794	$128,752	$42,320	171,072
Other[5]			1,675			2,132
Total liabilities			$165,469			$173,204
Maturity gap	$80,525			$90,892
Maturity gap percentage[7]	47%			50%

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

2
Represents the principal balance of advances based on contractual maturity. At March 31, 2017 and December 31, 2016, 54 percent and 60 percent of our advances are callable, many of which have call dates in the next year. For further detail of our advance call dates, refer to "Item 1. Financial Statements — Note 7 — Advances".

3
Represents the principal balance of MPF and MPP mortgage loans based on expected maturity, which factors in projected prepayments. Certain assumptions are factored into the greater than one year bucket as they are not monitored as part of the maturity gap.

4	Represents loans outstanding to other FHLBanks at December 31, 2016. There were no loans outstanding to other FHLBanks at March 31, 2017.

5	Represents all other assets or liabilities reflected in the Bank's Statement of Condition that are not monitored as part of the maturity gap.

6	Represents the principal balance of consolidated obligations based on contractual maturity.

7	The maturity gap percentage is calculated as the maturity gap divided by total assets.

During the first quarter of 2017, we continued to monitor the maturity gap between our assets and liabilities and made efforts to reduce our maturity gap percentage to reduce the level of refinancing risk that could potentially occur if we could not obtain funding in the capital markets due to an unforeseen event. Our maturity gap objective in the future may vary based on a number of factors, including our member borrowing needs, supply and demand in the debt markets, and other factors.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of April 30, 2017, our consolidated obligations were rated AA+/A-1+ by Standard and Poor's and Aaa/P-1 by Moody's and both ratings had a stable outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2016 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations which are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At March 31, 2017 and December 31, 2016, the total par value of outstanding consolidated obligations for which we are primarily liable was $163.8 billion and $171.1 billion. At March 31, 2017 and December 31, 2016, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $795.5 billion and $818.2 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of April 30, 2017, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the three months ended March 31, 2017, repayments of consolidated obligations totaled $81.1 billion compared to $77.6 billion for the same period in 2016. A portion of these payments were due to the call of certain bonds in an effort to better match our projected asset cash flows. During the three months ended March 31, 2017 and 2016, we called bonds with a total par value of $35 million and $305 million.

During the three months ended March 31, 2017, advance disbursements totaled $50.5 billion compared to $58.0 billion for the same period in 2016. During the three months ended March 31, 2017, investment purchases (excluding overnight investments) totaled $29.0 billion compared to $33.7 billion for the same period in 2016. Investment purchases during each period were primarily driven by the purchase of money market investments, including secured resale agreements in an effort to manage our liquidity position.

We also use liquidity to purchase mortgage loans, repay member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

LIQUIDITY REQUIREMENTS
Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At March 31, 2017 and December 31, 2016, we were in compliance with all three of the Finance Agency liquidity requirements.
In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At March 31, 2017 and December 31, 2016, we were in compliance with this liquidity guidance.
Capital

CAPITAL REQUIREMENTS

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock, (including mandatorily redeemable capital stock), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock), additional capital from merger, and retained earnings. It does not include AOCI. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. Nonpermanent capital includes additional capital from merger. At March 31, 2017 and December 31, 2016, we were in compliance with all three of the Finance Agency's regulatory capital requirements. Refer to "Item 1. Financial Statements — Note 12 — Capital" for additional information.

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

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At March 31, 2017 and December 31, 2016, we had no excess capital stock outstanding.

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	March 31, 2017	December 31, 2016
Commercial banks	$4,378	$4,549
Savings institutions	149	121
Credit unions	328	320
Non-captive insurance companies	493	296
Captive insurance companies	455	631
Total GAAP capital stock	5,803	5,917
Mandatorily redeemable capital stock	494	664
Total regulatory capital stock	$6,297	$6,581

The decrease in regulatory capital stock held at March 31, 2017 when compared to December 31, 2016 was due to a decline in mandatorily redeemable capital stock and in GAAP capital stock. The decline in the mandatorily redeemable capital stock was driven by the repurchase of capital stock held by certain captive insurance company members whose membership was terminated on February 17, 2017 in response to the Finance Agency final rule affecting FHLBank membership. The decrease in GAAP capital stock was due to a decline in member activity.

Additional Capital from Merger

We recognized net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a capital account captioned “Additional capital from merger.” We treat this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends on capital stock have been paid from this account since the Merger, and we intend to pay future dividends, when and if declared, from this account until the additional capital from merger balance is depleted which is expected to be the second quarter of 2017.

Retained Earnings
Our Enterprise Risk Management Policy (ERMP) includes a target level of retained earnings and additional capital from merger based on the amount we believe necessary to protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to enable us to return to our targeted level of retained earnings over time. At March 31, 2017, our actual retained earnings were 105 percent of target.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance our capital position by allocating the earnings historically paid to satisfy the Resolution Funding Corporation obligation to a separate restricted retained earnings account. Under the JCE Agreement, we allocate 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately in our Statements of Condition. At March 31, 2017 and December 31, 2016, our restricted retained earnings balance totaled $259 million and $231 million. One percent of our average balance of outstanding consolidated obligations for the three months ended December 31, 2016 was $1.7 billion. For more information on our JCE Agreement, refer to "Item 1. Business — Retained Earnings" in our 2016 Form 10-K.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended
	March 31,
	2017	2016
Aggregate cash dividends paid[1]	$43	$31
Effective combined annualized dividend rate paid on capital stock	3.05%	2.82%
Annualized dividend rate paid on membership capital stock	0.75%	0.50%
Annualized dividend rate paid on activity-based capital stock	3.50%	3.50%
Average three-month LIBOR	1.07%	0.62%

1
Amounts for the three months ended March 31, 2017 and 2016 exclude $6 million and $1 million paid on mandatorily redeemable capital stock, which is recorded as interest expense on the Statements of Income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our 2016 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2017 with the exception of one policy noted below:

Derivatives. All derivatives are recognized on the Statements of Condition at their fair values and reported as either derivative assets or derivative liabilities, net of cash collateral, including initial margin, and accrued interest received from or pledged to clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as a derivative asset and, if negative, they are classified as a derivative liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

We utilize one Derivative Clearing Organization (Clearinghouse), CME Clearing, for all cleared derivative transactions. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral. Initial margin is considered cash collateral.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Finance Agency Final Rule on Acquired Member Assets

On December 19, 2016, the Finance Agency published the final Acquired Member Assets (AMA) rule, which governs our ability to purchase and hold certain types of mortgage loans from our members. The final rule, effective January 18, 2017, has, among other things:

•
expanded the types of assets that will qualify as AMA to include (i) mortgage loans insured or guaranteed by a department or agency of the U.S. government that exceed the conforming loan limits and (ii) certificates representing interests in whole loans under certain conditions;

•
enhanced the credit risk sharing requirement by allowing us to utilize our own model to determine the credit enhancement for eligible AMA loan assets and pool loans in lieu of a NRSRO ratings model. The assets delivered must now be credit enhanced by the member up to our determined “AMA investment grade” instead of a specific NRSRO rating; and

•
retained the option to allow a member to meet its credit enhancement obligation by purchasing loan level supplemental mortgage insurance or pool level insurance once we have established standards for qualified insurers.

We do not anticipate that the final rule will have a negative impact on the volume of AMA loan assets or on our costs of operation.

Finance Agency Final Rule on New Business Activities

On December 19, 2016, the Finance Agency issued a final rule effective January 18, 2017, that, among other things, reduces the scope of new business activities (NBAs) for which we must seek approval from the Finance Agency. Under the final rule, acceptance of new types of legally permissible collateral for advances by us would not constitute a new business activity or require approval from the Finance Agency prior to acceptance. Instead, the Finance Agency would review new collateral types as part of the annual exam process. In addition, the final rule establishes certain timelines for Finance Agency review and approval of NBA notices. The final rule also clarifies the protocol for Finance Agency review of NBAs.

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

Market Risk

We define market risk as the risk that Market Value of Capital Stock (MVCS) or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk was our predominant type of market risk exposure during the three months ended March 31, 2017 and 2016. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and derivatives, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate changes and spread and volatility movements.

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

Interest rate risk stress tests of MVCS involve instantaneous parallel and non-parallel changes in interest rates. The resulting percentage change in MVCS from the base case value is an indication of longer-term repricing risk and option risk embedded in the balance sheet.

To protect the MVCS from large interest rate swings, we manage the interest rate risk of our balance sheet by using hedging transactions, such as entering into or canceling interest rate swaps, caps, floors, and swaptions and issuing consolidated obligation bonds, including those with step-up, callable, or other structured features.

We monitor and manage to the MVCS policy limits to ensure the stability of the Bank's value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach requires a prompt action to address the measure outside of the policy limit and the breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. We were in compliance with the MVCS policy limits at March 31, 2017 and December 31, 2016.

Our down 200 basis point policy limit is suspended when the 10-year swap rate is below 2.50 percent and remains so for five consecutive days. At March 31, 2017 and December 31, 2016, the 10-year swap rate was below 2.50 percent and therefore the associated policy limit was suspended.

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous parallel changes in interest rates at March 31, 2017 and December 31, 2016:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March 31, 2017	$123.4	$124.5	$124.7	$124.3	$123.6	$122.5	$119.9
December 31, 2016	$119.8	$120.3	$120.0	$119.6	$118.7	$117.6	$114.9

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March 31, 2017	(0.7)%	0.1%	0.3%	—%	(0.6)%	(1.4)%	(3.5)%
December 31, 2016	0.2%	0.6%	0.4%	—%	(0.7)%	(1.7)%	(3.9)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March 31, 2017 and December 31, 2016	(12.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(12.0)%

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel changes in interest rates at March 31, 2017 and December 31, 2016:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March 31, 2017	$124.7	$125.0	$124.9	$124.3	$123.4	$122.1	$119.5
December 31, 2016	$121.0	$120.9	$120.4	$119.6	$118.3	$117.0	$114.2

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March 31, 2017	0.3%	0.6%	0.5%	—%	(0.8)%	(1.8)%	(3.9)%
December 31, 2016	1.2%	1.1%	0.7%	—%	(1.0)%	(2.1)%	(4.5)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March 31, 2017 and December 31, 2016	(13.0)%	(5.5)%	(2.5)%	—%	(2.5)%	(5.5)%	(13.0)%

Our base case MVCS was 124.3 at March 31, 2017 when compared to 119.6 at December 31, 2016. The change was primarily attributable to the following factors:

•
Adjusted net income earned, net of dividend: During the first three months of 2017, our adjusted net income earned, net of dividend, increased our market value of equity, thereby increasing MVCS. For additional information on our adjusted net income measure, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Adjusted Earnings."

•
Option-adjusted spread: The spread between mortgage interest rates and LIBOR, adjusted for the mortgage prepayment option, decreased at March 31, 2017 when compared to December 31, 2016. This had a positive impact on MVCS as it increased the value of mortgage-related assets.

•
Decreased shares of activity-based capital stock: During the first quarter of 2017, our advance and mortgage loan activity with members declined, and therefore our activity-based capital stock requirements decreased. As we repurchased this activity-based capital stock back at par, which is below our current MVCS level, our MVCS was positively impacted.

PROJECTED INCOME SENSITIVITY

We monitor the Bank’s projected 24-month income sensitivity through our review of the projected return on capital stock measure. Projected return on capital stock is computed as an annualized ratio of projected net income over a 24 month period to average projected capital stock over the same period.

We monitor and manage projected 24-month income sensitivity in an effort to limit the short-term earnings volatility of the Bank. The projected 24-month income sensitivity is based on the forward interest rates, business, and risk management assumptions.
Our primary income sensitivity policy limits specify a floor on our projected return on capital stock of no less than 50 percent of average projected 3-month LIBOR over 24 months for the up and down 100 and 200 basis point parallel interest rate change scenarios as well as for the up and down 100 basis point non-parallel interest rate changes for each shock scenario. Any policy limit breach requires a prompt action to address the measure outside of the policy limit. The breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. We were in compliance with the projected 24-month income sensitivity policy limits at both March 31, 2017 and December 31, 2016. For more information on our Projected Income Sensitivity, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Projected Income Sensitivity" in our 2016 10-K.
Capital Adequacy

An adequate capital position is necessary for providing safe and sound operations of the Bank. Our key capital adequacy measure is MVCS. In addition to MVCS, we maintain capital levels in accordance with Finance Agency regulations and monitor retained earnings and additional capital from merger. For a discussion of our key capital adequacy measure, MVCS, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Market Value of Capital Stock Sensitivity".

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

At March 31, 2017 and December 31, 2016, borrowers pledged $321.3 billion and $330.4 billion of collateral (net of applicable discounts) to support activity with us, including advances. At March 31, 2017 and December 31, 2016, our advance balances were $123.6 billion and $131.6 billion. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there are no probable credit losses on our credit products as of March 31, 2017 and December 31, 2016. Accordingly, we have not recorded any allowance for credit losses on our credit products.

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

The following table presents the unpaid principal balance of our MPF and MPP portfolios by product type (dollars in millions):

Product Type	March 31, 2017	December 31, 2016
MPF Conventional	$5,902	$5,907
MPF Government	507	513
Total MPF	6,409	6,420

MPP Conventional	334	361
MPP Government	38	42
Total MPP	372	403
Total mortgage loan unpaid principal balance	$6,781	$6,823

We manage the credit risk on mortgage loans acquired in the MPF program and MPP by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our PFIs, (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs, and (iv) establishing an allowance for credit losses to reflect management's estimate of probable credit losses inherent in the portfolio.

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

Conventional Mortgage Loans. For our conventional mortgage loans, we have several layers of legal loss protection that are defined in agreements among us and our PFIs. For our MPF loans, these loss layers may vary depending on the MPF product alternatives selected and consist of (i) homeowner equity, (ii) primary mortgage insurance (PMI), (iii) a first loss account (FLA), and (iv) a credit enhancement obligation of the PFI. For our MPP loans, these loss layers consist of (i) homeowner equity and (ii) PMI. For a detailed discussion of these loss layers, refer to “Item 1. Financial Statements — Note 9 — Allowance for Credit Losses.”

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional MPF and MPP mortgage loan portfolios at the balance sheet date. The measurement of our MPF and MPP allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, and (iii) estimating additional credit losses in the conventional mortgage loan portfolio. The allowance for credit losses on our conventional MPF mortgage loans was $2 million at March 31, 2017 and December 31, 2016. The allowance for credit losses on our conventional MPP mortgage loans was less than $1 million at both March 31, 2017 and December 31, 2016.

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At March 31, 2017, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from three to 15 percent based on the counterparty's credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of six to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. At March 31, 2017, we were in compliance with the regulatory limits established for unsecured credit.

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

At March 31, 2017, our unsecured investment exposure consisted of overnight Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at March 31, 2017 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1,2]
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$—	$—	$45	$45
U.S subsidiaries of foreign commercial banks	—	130	—	130
Total domestic and U.S. subsidiaries of foreign commercial banks	—	130	45	175
U.S. branches and agency offices of foreign commercial banks
Australia	600	—	—	600
Canada	—	1,200	—	1,200
France	—	900	—	900
Germany	—	600	—	600
Japan	—	600	—	600
Netherlands	—	530	—	530
Norway	—	600	—	600
Sweden	1,200	600	—	1,800
Total U.S. branches and agency offices of foreign commercial banks	1,800	5,030	—	6,830
Total unsecured investment exposure	$1,800	$5,160	$45	$7,005

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Table excludes investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the FDIC.

Investment Ratings

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	March 31, 2017
	Credit Rating[1]
	AAA	AA	A	BBB	BB or Lower	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$2
Securities purchased under agreements to resell	500	500	—	4,000	—	5,000
Federal funds sold	—	1,800	5,160	45	—	7,005
Investment securities:
Mortgage-backed securities
GSE single-family	—	4,517	—	—	—	4,517
GSE multifamily	—	12,059	—	—	—	12,059
Other U.S. obligations single-family[3]	—	4,051	—	—	—	4,051
Other U.S. obligations commercial[3]	—	3	—	—	—	3
Private-label residential	—	—	5	8	2	15
Total mortgage-backed securities	—	20,630	5	8	2	20,645
Non-mortgage-backed securities
Other U.S. obligations[3]	—	3,621	—	—	—	3,621
GSE and Tennessee Valley Authority obligations	—	3,300	—	—	—	3,300
State or local housing agency obligations	1,225	439	—	—	—	1,664
Other	453	102	—	—	—	555
Total non-mortgage-backed securities	1,678	7,462	—	—	—	9,140
Total investments[4]	$2,178	$30,394	$5,165	$4,053	$2	$41,792

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

4	At March 31, 2017, seventeen percent of our total investments were unsecured.

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2016
	Credit Rating[1]
	AAA	AA	A	BBB	BB or Lower	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$2
Securities purchased under agreements to resell	1,425	250	500	3,750	—	5,925
Federal funds sold	—	200	4,050	845	—	5,095
Investment securities:
Mortgage-backed securities
GSE single-family	—	4,804	—	—	—	4,804
GSE multifamily	—	12,156	—	—	—	12,156
Other U.S. obligations single-family[3]	—	3,864	—	—	—	3,864
Other U.S. obligations commercial[3]	—	4	—	—	—	4
Private-label residential	—	—	5	9	2	16
Total mortgage-backed securities	—	20,828	5	9	2	20,844
Non-mortgage-backed securities
Other U.S. obligations[3]	—	3,745	—	—	—	3,745
GSE and Tennessee Valley Authority obligations	—	3,359	—	—	—	3,359
State or local housing agency obligations	1,242	455	—	—	—	1,697
Other	449	102	—	—	—	551
Total non-mortgage-backed securities	1,691	7,661	—	—	—	9,352
Total investments[4]	$3,116	$28,941	$4,555	$4,604	$2	$41,218

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

4	At December 31, 2016, twelve percent of our total investments were unsecured.

Our total investments increased at March 31, 2017 when compared to December 31, 2016 due primarily to the purchase of money market investments needed to manage our liquidity position during the quarter.

At March 31, 2017 and December 31, 2016, we did not consider any of our investments to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment.”

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

We limit our investments in MBS to those guaranteed by the U.S. Government or issued by a GSE. Further, our ERMP prohibits new purchases of private-label MBS. We perform ongoing analysis on these investments to determine potential credit issues. At March 31, 2017 and December 31, 2016, we owned $20.6 billion and $20.8 billion of MBS, of which approximately 99.9 percent were guaranteed by the U.S. Government or issued by GSEs and 0.1 percent were private-label MBS at each period end.

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

Cleared Derivatives. For cleared derivatives, the Derivative Clearing Organization (Clearinghouse) is our counterparty. We are subject to risk of nonperformance by the Clearinghouse and clearing agent. The requirement that we post initial and variation margin through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. However, the use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral/payments is posted daily, through a clearing agent, for changes in the fair value of cleared derivatives. We do not anticipate any credit losses on our cleared derivatives.

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. Our maximum credit risk is the estimated cost of replacing derivatives if there is a default, minus the value of any related collateral, including initial margin. In determining maximum credit risk, we consider accrued interest receivables and payables as well as our ability to net settle positive and negative positions with the same counterparty and/or clearing agent when netting requirements are met.

The following table shows our derivative counterparty credit exposure (dollars in millions):

	March 31, 2017
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral and Variation Margin for Daily Settled Contracts	Cash Collateral Pledged To (From) Counterparty and Variation Margin for Daily Settled Contracts[2]	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A	$458	$1	$—	$1
Liability positions with credit exposure
Uncleared derivatives
A3	2,091	(25)	25	—
BBB[3]	683	(4)	4	—
Cleared derivatives[2,4]	40,241	(350)	486	136
Total derivative positions with credit exposure to non-member counterparties	43,473	(378)	515	137
Member institutions[3,5]	6	—	—	—
Total	43,479	$(378)	$515	$137
Derivative positions without credit exposure	9,124
Total notional	$52,603

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Includes variation margin for daily unsettled contracts of $347 million at March 31, 2017.

3	Net credit exposure is less than $1 million.

4
Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing's parent, CME Group Inc. was rated Aa3 by Moody's and AA- by Standard and Poor's at March 31, 2017.

5	Represents mortgage delivery commitments with our member institutions.

The following table shows our derivative counterparty credit exposure (dollars in millions):

	December 31, 2016
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A	$94	$1	$—	$1
Liability positions with credit exposure
Uncleared derivatives
BBB	736	(8)	9	1
Cleared derivatives[2]	40,678	(374)	563	189
Total derivative positions with credit exposure to non-member counterparties	41,508	(381)	572	191
Member institutions[3,4]	49	—	—	—
Total	41,557	$(381)	$572	$191
Derivative positions without credit exposure	11,949
Total notional	$53,506

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2
Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing's parent, CME Group Inc. was rated Aa3 by Moody's and AA- by Standard and Poor's at December 31, 2016.

3	Net credit exposure is less than $1 million.

4	Represents mortgage delivery commitments with our member institutions.

Operational Risk

We define operational risk as the risk of loss or harm from inadequate or failed processes, people, and/or systems, including those emanating from external sources. Operational risk is inherent in all of our business activities and processes. Management has established policies and procedures to reduce the likelihood of operational risk and designed our annual risk assessment process to provide ongoing identification, measurement, and monitoring of operational risk. Due to the manual nature of many of our processes, our operational risk exposure is elevated. To mitigate this risk, we continue to focus on process and control improvements, system upgrades, and adding staff to lead and support critical business functions. In addition, we continue to strengthen the execution of controls surrounding spreadsheets by streamlining and eliminating spreadsheets through automation.

Strategic Risk

We define strategic risk as the risk of an adverse impact on our mission, financial condition, or current and future profitability resulting from external factors that may occur in both the short- and long-term. Strategic risk includes political, reputation, regulatory, and/or environmental factors, many of which are beyond our control. From time to time, proposals are made, or legislative and regulatory changes are considered, which could affect our cost of doing business or other aspects of our business. We mitigate strategic risk through strategic business planning and monitoring of our external environment. For additional information on some of the more important risks we face, refer to "Item 1A. Risk Factors" in our 2016 Form 10-K.

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, and management's previous identification of the material weakness in our internal control over financial reporting at December 31, 2016, our President and CEO, and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2017.
As previously disclosed in our 2016 Form 10-K, management identified one material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified the following material weakness in our internal control over financial reporting: We did not maintain effective controls over spreadsheets used in our financial close and reporting process. Specifically, we identified multiple failures with the operating effectiveness of controls over key spreadsheets used in our financial close and reporting process. There were no material misstatements identified in our annual and interim financial statements as a result of this material weakness. However, this material weakness could result in misstatements of various account balances or disclosures given its pervasive nature that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation of Material Weakness in Internal Control over Financial Reporting
Management is committed to improving our overall system of internal control over financial reporting and we continue to take steps to remediate the remaining material weakness related to spreadsheet controls. These steps include streamlining certain spreadsheets, providing additional training to our personnel, and beginning to reduce our reliance on spreadsheets. These actions are subject to ongoing review by our senior management, as well as oversight by the audit committee of our board of directors. We have placed a high priority on the remediation process and are committed to allocating the necessary resources to the remediation efforts.
Changes in Internal Control over Financial Reporting

Other than the actions described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Of the 11 cases initially filed, one has been dismissed, and ten have been settled in whole or in part, the remaining portions of which are under appeal. The appeal covers the claims related to five certificates across three different cases. The aggregate consideration paid for the private-label MBS currently on appeal is $767 million.

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
During the three months ended March 31, 2017, we settled a private-label MBS claim and recognized $21 million in net gains on litigation settlements. During the three months ended March 31, 2016, we recognized $137 million in net gains on litigation settlements.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2016 Form 10-K. There have been no material change to our risk factors during the three months ended March 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There were no material changes to the disclosure related to the Rule 2-01 (c)(1)(ii)(A) of SEC Regulation S-X (the Loan Rule) included in our 2016 10-K. Refer to " Part II. Item 9B - Other Information " in our 2016 Form 10-K for additional information.

ITEM 6. EXHIBITS

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective February 10, 2016[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended and approved by the Federal Housing Finance Agency on May 31, 2015[1]
10.1	2017 Director Fee Policy, effective January 1, 2017[3]
10.2	Purchase Agreement with Graham Group, Inc. for certain real estate and office building located at 909 Locust Street, Des Moines, IA, dated December 21, 2016 and amended as of March 30, 2017
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

1	Incorporated by reference to our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

2	Incorporated by reference to our Form 8-K filed with the SEC on February 17, 2016 (Commission File No. 000-51999).

3	Incorporated by reference to our Form 10-K filed with the SEC on March 21, 2017 (Commission File No. 000-51999).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	May 11, 2017

By:	/s/ Michael L. Wilson
Michael L. Wilson President and Chief Executive Officer

By:	/s/ Ardis E. Kelley
Ardis E. Kelley Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)