Form 10-Q
period 2017-06-30
Federal Home Loan Bank of Des Moines
filed 2017-08-09
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2017
Class B Stock, par value $100	62,691,068

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$964	$223
Interest-bearing deposits	2	2
Securities purchased under agreements to resell	3,500	5,925
Federal funds sold	5,100	5,095
Investment securities
Trading securities (Note 3)	2,549	2,553
Available-for-sale securities (Note 4)	22,403	22,969
Held-to-maturity securities (fair value of $4,265 and $4,706) (Note 5)	4,209	4,674
Total investment securities	29,161	30,196
Advances (Note 7)	118,878	131,601
Mortgage loans held for portfolio, net of allowance for credit losses of $2 and $2 (Notes 8 and 9)	6,953	6,913
Loans to other FHLBanks	—	200
Accrued interest receivable	206	197
Derivative assets, net (Note 10)	139	191
Other assets	85	62
TOTAL ASSETS	$164,988	$180,605
LIABILITIES
Deposits
Interest-bearing	$868	$1,021
Non-interest-bearing	96	92
Total deposits	964	1,113
Consolidated obligations (Note 11)
Discount notes	66,558	80,947
Bonds	89,171	89,898
Total consolidated obligations	155,729	170,845
Mandatorily redeemable capital stock (Note 12)	480	664
Accrued interest payable	209	180
Affordable Housing Program payable	133	116
Derivative liabilities, net (Note 10)	23	76
Other liabilities	54	210
TOTAL LIABILITIES	157,592	173,204
Commitments and contingencies (Note 14)
CAPITAL (Note 12)
Capital stock - Class B putable ($100 par value); 56 and 59 issued and outstanding shares	5,623	5,917
Additional capital from merger	—	52
Retained earnings
Unrestricted	1,399	1,219
Restricted	285	231
Total retained earnings	1,684	1,450
Accumulated other comprehensive income (loss)	89	(18)
TOTAL CAPITAL	7,396	7,401
TOTAL LIABILITIES AND CAPITAL	$164,988	$180,605

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
INTEREST INCOME
Advances	$380	$188	$713	$357
Prepayment fees on advances, net	1	1	1	5
Interest-bearing deposits	1	—	1	1
Securities purchased under agreements to resell	8	5	16	9
Federal funds sold	15	4	27	8
Trading securities	12	14	23	26
Available-for-sale securities	89	57	168	113
Held-to-maturity securities	20	19	40	40
Mortgage loans held for portfolio	59	59	117	120
Total interest income	585	347	1,106	679
INTEREST EXPENSE
Consolidated obligations - Discount notes	124	113	233	222
Consolidated obligations - Bonds	286	135	539	251
Deposits	1	—	2	—
Mandatorily redeemable capital stock	4	5	9	9
Total interest expense	415	253	783	482
NET INTEREST INCOME	170	94	323	197
Provision (reversal) for credit losses on mortgage loans	—	1	—	1
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	170	93	323	196
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	4	18	9	53
Net gains (losses) on derivatives and hedging activities	(3)	(30)	3	(73)
Gains on litigation settlements, net	—	200	21	337
Other, net	5	4	8	7
Total other income (loss)	6	192	41	324
OTHER EXPENSE
Compensation and benefits	14	12	27	26
Contractual services	3	3	6	6
Professional fees	5	3	10	4
Other operating expenses	5	5	10	9
Federal Housing Finance Agency	2	2	5	4
Office of Finance	2	1	4	3
Other, net	—	1	1	2
Total other expense	31	27	63	54
NET INCOME BEFORE ASSESSMENTS	145	258	301	466
Affordable Housing Program assessments	15	26	31	47
NET INCOME	$130	$232	$270	$419

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$130	$232	$270	$419
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	41	36	105	(1)
Pension and postretirement benefits	1	1	2	—
Total other comprehensive income (loss)	42	37	107	(1)
TOTAL COMPREHENSIVE INCOME (LOSS)	$172	$269	$377	$418

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)		Additional Capital from Merger
	Shares	Par Value
BALANCE, DECEMBER 31, 2015	47	$4,714	$194
Comprehensive income (loss)	—	—	—
Proceeds from issuance of capital stock	32	3,232	—
Repurchases/redemptions of capital stock	(20)	(1,974)	—
Net shares reclassified (to) from mandatorily redeemable capital stock	(7)	(731)	—
Cash dividends on capital stock	—	—	(66)
BALANCE, JUNE 30, 2016	52	$5,241	$128

BALANCE, DECEMBER 31, 2016	59	$5,917	$52
Comprehensive income (loss)	—	—	—
Proceeds from issuance of capital stock	29	2,905	—
Repurchases/redemptions of capital stock	(32)	(3,171)	—
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(28)	—
Cash dividends on capital stock	—	—	(52)
BALANCE, JUNE 30, 2017	56	$5,623	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL (continued from previous page)
(dollars and shares in millions)
(Unaudited)

	Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2015	$700	$101	$801	$(84)	$5,625
Comprehensive income (loss)	335	84	419	(1)	418
Proceeds from issuance of capital stock	—	—	—	—	3,232
Repurchases/redemptions of capital stock	—	—	—	—	(1,974)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(731)
Cash dividends on capital stock	—	—	—	—	(66)
BALANCE, JUNE 30, 2016	$1,035	$185	$1,220	$(85)	$6,504

BALANCE, DECEMBER 31, 2016	$1,219	$231	$1,450	$(18)	$7,401
Comprehensive income (loss)	216	54	270	107	377
Proceeds from issuance of capital stock	—	—	—	—	2,905
Repurchases/redemptions of capital stock	—	—	—	—	(3,171)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(28)
Cash dividends on capital stock	(36)	—	(36)	—	(88)
BALANCE, JUNE 30, 2017	$1,399	$285	$1,684	$89	$7,396

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$270	$419
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	16	52
Net (gains) losses on trading securities	(9)	(53)
Net change in derivatives and hedging activities	(1)	45
Other adjustments	(1)	(8)
Net change in:
Accrued interest receivable	(36)	(37)
Other assets	(4)	(2)
Accrued interest payable	29	14
Other liabilities	(15)	38
Total adjustments	(21)	49
Net cash provided by (used in) operating activities	249	468
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	17	(460)
Securities purchased under agreements to resell	2,425	(25)
Federal funds sold	(5)	(2,080)
Premises, software, and equipment	(21)	(5)
Loans to other FHLBanks	200	—
Trading securities
Proceeds from maturities of long-term	13	12
Purchases of long-term	—	(1,598)
Available-for-sale securities
Proceeds from sales and maturities of long-term	1,002	1,306
Purchases of long-term	(402)	(1,791)
Held-to-maturity securities
Proceeds from maturities of long-term	457	752
Advances
Principal collected	142,862	90,807
Originated or purchased	(130,163)	(117,776)
Mortgage loans held for portfolio
Principal collected	516	555
Originated or purchased	(566)	(452)
Proceeds from sales of foreclosed assets	4	9
Net cash provided by (used in) investing activities	16,339	(30,746)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
FINANCING ACTIVITIES
Net change in deposits	(150)	(44)
Net payments on derivative contracts with financing elements	(2)	(3)
Net proceeds from issuance of consolidated obligations
Discount notes	118,084	143,494
Bonds	26,848	49,439
Payments for maturing and retiring consolidated obligations
Discount notes	(132,486)	(150,017)
Bonds	(27,575)	(14,169)
Proceeds from issuance of capital stock	2,905	3,232
Payments for repurchases/redemptions of capital stock	(3,171)	(1,974)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(212)	(136)
Cash dividends paid	(88)	(66)
Net cash provided by (used in) financing activities	(15,847)	29,756
Net increase (decrease) in cash and due from banks	741	(522)
Cash and due from banks at beginning of the period	223	982
Cash and due from banks at end of the period	$964	$460

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$1,091	$783
Affordable Housing Program payments	15	8
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	27	11
Mortgage loan charge-offs	1	1
Transfers of mortgage loans to other assets	3	5
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	28	731

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

FHLB Des Moines Headquarters. The Bank leases its headquarters office space from Wells Fargo Bank. On June 22, 2017, a storm pipe broke at the Bank's headquarters causing significant water damage to the Bank's office space rendering it totally uninhabitable. From June 23 through July 14 of this year, the Bank utilized its back-up data center, and employees worked out of a business recovery center located in Urbandale, Iowa, additional leased space in downtown Des Moines, and remotely. On July 17, 2017, the Bank resumed use of its primary data center at its headquarters; however, staff continue to work from alternative locations. Through the date of this filing, there have been no material disruptions to the Bank's operations or to its ability to serve its members.

The Bank incurred immaterial expenses related to damages caused by the storm drain break during the second quarter of 2017. The Bank expects additional expenses, including the write-off of equipment and lease costs related to the lease of back-up office space, to be incurred during the third quarter 2017. At this time, the full amount of combined property damage and recoveries cannot be estimated, and accordingly, no additional amounts, including amounts for insurance recoveries, have been recorded in the Bank's financial statements as of June 30, 2017.

The Bank expects that insurance, less applicable deductibles, will cover the majority of the costs incurred to maintain operations, repair or replace damaged Bank property and assets, and restore the premises to the condition it was in prior to the time the water damage occurred. The timing is uncertain as to when the repairs to the Bank's headquarters will be completed and the Bank's office space will be ready for re-occupancy. The total impact of the water damage is not expected, however, to materially impact the Bank's financial condition or results of operations.

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank's significant accounting policies during the six months ended June 30, 2017, with the exception of one policy noted below which was updated in the first quarter 2017 Form 10-Q. Descriptions of all significant accounting policies are included in "Note 1 - Summary of Significant Accounting Policies" in the 2016 Form 10-K.

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

Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

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

Classification of Certain Cash Receipts and Cash Payments

On August 26, 2016, the FASB issued amendments to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. This guidance is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2018, and early adoption is permitted. This guidance should be applied using a retrospective transition method to each period presented. The Bank does not intend to adopt this guidance early. The adoption of this guidance will have no effect on the Bank's financial condition, results of operations, or cash flows.
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

This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2020. Early application is permitted as of the interim and annual reporting periods beginning after December 15, 2018. This guidance should be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In addition, entities are required to use a prospective transition approach for PCD assets upon adoption and for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Bank does not intend to adopt the new guidance early. While the Bank is in the process of evaluating this guidance, the Bank expects the adoption of the guidance may result in an increase in the allowance for credit losses, including an allowance for debt securities, given the requirement to assess losses for the entire estimated life of the financial asset. The effect on the Bank's financial condition, results of operations, and cash flows will depend upon the composition of financial assets held by the Bank at the adoption date as well as the economic conditions and forecasts at that time.
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

Recognition and Measurement of Financial Assets and Financial Liabilities

On January 5, 2016, the FASB issued amended guidance on certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance includes, but is not limited to, the following:

•
Requires an entity to present separately in other comprehensive income (OCI) the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

•
Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the statements of condition or the accompanying notes to the financial statements.

•
Eliminates the requirement for public entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the statements of condition.

This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2018, and early adoption is only permitted for certain provisions. The amendments, in general, should be applied by means of a cumulative-effect adjustment to the statements of condition as of the beginning of the period of adoption. While this guidance will affect the Bank's disclosures, the Bank does not expect the requirement to present the instrument-specific credit risk in OCI to have a material effect on the Bank's financial condition, results of operations, or cash flows.

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

Note 3 — Trading Securities

MAJOR SECURITY TYPES

Trading securities were as follows (dollars in millions):

	June 30, 2017	December 31, 2016
Non-mortgage-backed securities
Other U.S. obligations[1]	$207	$216
GSE and Tennessee Valley Authority obligations	1,612	1,611
Other[2]	275	273
Total non-mortgage-backed securities	2,094	2,100
Mortgage-backed securities
GSE multifamily	455	453
Total fair value	$2,549	$2,553

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Consists of taxable municipal bonds.

NET GAINS (LOSSES) ON TRADING SECURITIES

The Bank did not sell any trading securities during the three and six months ended June 30, 2017 and 2016. During the three and six months ended June 30, 2017, the Bank recorded net holding gains of $4 million and $9 million on its trading securities compared to net holding gains of $18 million and $53 million for the same periods in 2016.

Note 4 — Available-for-Sale Securities

MAJOR SECURITY TYPES

AFS securities were as follows (dollars in millions):

	June 30, 2017
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$3,325	$5	$(7)	$3,323
GSE and Tennessee Valley Authority obligations	1,278	26	—	1,304
State or local housing agency obligations	989	—	(1)	988
Other[3]	273	8	—	281
Total non-mortgage-backed securities	5,865	39	(8)	5,896
Mortgage-backed securities
Other U.S. obligations single-family[2]	3,936	12	(2)	3,946
GSE single-family	1,116	9	—	1,125
GSE multifamily	11,395	51	(10)	11,436
Total mortgage-backed securities	16,447	72	(12)	16,507
Total	$22,312	$111	$(20)	$22,403

	December 31, 2016
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$3,537	$5	$(13)	$3,529
GSE and Tennessee Valley Authority obligations	1,341	11	(1)	1,351
State or local housing agency obligations	1,010	—	(1)	1,009
Other[3]	272	6	—	278
Total non-mortgage-backed securities	6,160	22	(15)	6,167
Mortgage-backed securities
Other U.S. obligations single-family[2]	3,852	2	(16)	3,838
GSE single-family	1,257	7	(3)	1,261
GSE multifamily	11,714	30	(41)	11,703
Total mortgage-backed securities	16,823	39	(60)	16,802
Total	$22,983	$61	$(75)	$22,969

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	Consists of taxable municipal bonds and/or Private Export Funding Corporation (PEFCO) bonds.

UNREALIZED LOSSES

The following tables summarize AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$305	$(1)	$2,356	$(6)	$2,661	$(7)
State or local housing agency obligations	53	—	628	(1)	681	(1)
Total non-mortgage-backed securities	358	(1)	2,984	(7)	3,342	(8)
Mortgage-backed securities
Other U.S. obligations single-family[1]	—	—	1,335	(2)	1,335	(2)
GSE single-family	115	—	61	—	176	—
GSE multifamily	544	—	3,293	(10)	3,837	(10)
Total mortgage-backed securities	659	—	4,689	(12)	5,348	(12)
Total	$1,017	$(1)	$7,673	$(19)	$8,690	$(20)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$209	$—	$2,972	$(12)	$3,181	$(12)
GSE and Tennessee Valley Authority obligations	—	—	126	(1)	126	(1)
State or local housing agency obligations	354	(1)	395	(1)	749	(2)
Total non-mortgage-backed securities	563	(1)	3,493	(14)	4,056	(15)
Mortgage-backed securities
Other U.S. obligations single-family[1]	1,123	(2)	2,076	(14)	3,199	(16)
GSE single-family	545	(3)	32	—	577	(3)
GSE multifamily	2,713	(6)	6,315	(35)	9,028	(41)
Total mortgage-backed securities	4,381	(11)	8,423	(49)	12,804	(60)
Total	$4,944	$(12)	$11,916	$(63)	$16,860	$(75)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	June 30, 2017		December 31, 2016
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$227	$231	$133	$134
Due after one year through five years	727	731	489	496
Due after five years through ten years	3,858	3,862	4,452	4,447
Due after ten years	1,053	1,072	1,086	1,090
Total non-mortgage-backed securities	5,865	5,896	6,160	6,167
Mortgage-backed securities	16,447	16,507	16,823	16,802
Total	$22,312	$22,403	$22,983	$22,969

Note 5 — Held-to-Maturity Securities

MAJOR SECURITY TYPES

Held-to-maturity (HTM) securities were as follows (dollars in millions):

	June 30, 2017
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$395	$66	$—	$461
State or local housing agency obligations	655	2	(9)	648
Total non-mortgage-backed securities	1,050	68	(9)	1,109
Mortgage-backed securities
Other U.S. obligations single-family[2]	20	—	—	20
Other U.S. obligations commercial[2]	3	—	—	3
GSE single-family	3,122	7	(10)	3,119
Private-label residential	14	—	—	14
Total mortgage-backed securities	3,159	7	(10)	3,156
Total	$4,209	$75	$(19)	$4,265

	December 31, 2016
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$397	$60	$(1)	$456
State or local housing agency obligations	688	1	(11)	678
Total non-mortgage-backed securities	1,085	61	(12)	1,134
Mortgage-backed securities
Other U.S. obligations single-family[2]	26	—	—	26
Other U.S. obligations commercial[2]	4	—	—	4
GSE single-family	3,543	4	(20)	3,527
Private-label residential	16	—	(1)	15
Total mortgage-backed securities	3,589	4	(21)	3,572
Total	$4,674	$65	$(33)	$4,706

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

UNREALIZED LOSSES

The following tables summarize HTM securities with unrealized losses by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
State or local housing agency obligations	$1	$—	$268	$(9)	$269	$(9)
Total non-mortgage-backed securities	1	—	268	(9)	269	(9)
Mortgage-backed securities
Other U.S. obligations single-family[1]	10	—	1	—	11	—
Other U.S. obligations commercial[1]	—	—	2	—	2	—
GSE single-family	800	(7)	937	(3)	1,737	(10)
Private-label residential	—	—	9	—	9	—
Total mortgage-backed securities	810	(7)	949	(3)	1,759	(10)
Total	$811	$(7)	$1,217	$(12)	$2,028	$(19)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage backed securities
GSE and Tennessee Valley Authority obligations	$73	$(1)	$—	$—	$73	$(1)
State or local housing agency obligations	291	(11)	10	—	301	(11)
Total non-mortgage-backed securities	364	(12)	10	—	374	(12)
Mortgage-backed securities
Other U.S. obligations single-family[1]	12	—	—	—	12	—
Other U.S. obligations commercial[1]	—	—	3	—	3	—
GSE single-family	1,918	(15)	1,224	(5)	3,142	(20)
Private-label residential	5	—	10	(1)	15	(1)
Total mortgage-backed securities	1,935	(15)	1,237	(6)	3,172	(21)
Total	$2,299	$(27)	$1,247	$(6)	$3,546	$(33)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	June 30, 2017		December 31, 2016
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$11	$11	$11	$11
Due after one year through five years	55	55	62	62
Due after five years through ten years	363	397	367	399
Due after ten years	621	646	645	662
Total non-mortgage-backed securities	1,050	1,109	1,085	1,134
Mortgage-backed securities	3,159	3,156	3,589	3,572
Total	$4,209	$4,265	$4,674	$4,706

Note 6 — Other-Than-Temporary Impairment

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for other-than-temporary impairment (OTTI) on a quarterly basis. As part of its evaluation of securities for OTTI, the Bank considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank will recognize an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, the Bank performs analyses to determine if any of these securities are other-than-temporarily impaired. The analysis of the Bank's AFS and HTM investment securities in an unrealized loss position at June 30, 2017 is discussed below:

•
Other U.S. obligations and GSE and Tennessee Valley Authority obligations. The unrealized losses were due primarily to changes in interest rates and credit spreads, and not to a significant deterioration in the fundamental credit quality of the obligations. The strength of the issuers' guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. The Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at June 30, 2017.

•
State or local housing agency obligations. The unrealized losses were due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligations. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at June 30, 2017.

•
Private-label residential mortgage-backed securities. On a quarterly basis, the Bank engages other designated FHLBanks to perform cash flow analyses on its private-label mortgage-backed securities (private-label MBS). As of June 30, 2017, the Bank compared the present value of cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At June 30, 2017, the Bank's cash flow analyses for private-label MBS did not project any credit losses. The Bank does not intend to sell its private-label MBS nor is it more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at June 30, 2017.

Note 7 — Advances

CONTRACTUAL MATURITY

The following table summarizes the Bank's advances outstanding by contractual maturity (dollars in millions):

	June 30, 2017		December 31, 2016
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$3	4.31%	$1	3.81%
Due in one year or less	42,781	1.45	22,532	1.13
Due after one year through two years	19,797	1.45	29,791	1.12
Due after two years through three years	14,030	1.48	30,023	0.98
Due after three years through four years	21,118	1.41	17,615	1.00
Due after four years through five years	8,707	1.72	17,197	1.11
Thereafter	12,402	1.80	14,378	1.11
Total par value	118,838	1.50%	131,537	1.07%
Premiums	65		83
Discounts	(5)		(7)
Fair value hedging adjustments	(20)		(12)
Total	$118,878		$131,601

The following table summarizes all advances by year of contractual maturity or next call date for callable advances, and by year of contractual maturity or next put date for putable advances (dollars in millions):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Overdrawn demand deposit accounts	$3	$1	$3	$1
Due in one year or less	79,669	93,471	43,130	23,532
Due after one year through two years	17,712	9,978	19,640	28,983
Due after two years through three years	9,390	15,515	14,030	30,023
Due after three years through four years	2,841	2,734	20,980	17,615
Due after four years through five years	6,906	7,670	8,674	17,026
Thereafter	2,317	2,168	12,381	14,357
Total par value	$118,838	$131,537	$118,838	$131,537

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At June 30, 2017 and December 31, 2016, the Bank had callable advances outstanding totaling $45.5 billion and $78.5 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on the predetermined exercise dates. Generally, these put options are exercised when interest rates increase relative to contractual rates. At June 30, 2017 and December 31, 2016, the Bank had putable advances outstanding totaling $1.3 billion and $1.9 billion.

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

The following table summarizes the Bank's prepayment fees on advances, net (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Prepayment fee income	$1	$2	$1	$9
Fair value hedging adjustments[1]	—	(1)	—	(4)
Prepayment fees on advances, net	$1	$1	$1	$5

1	Represents the amortization/accretion of fair value hedging adjustments on closed advance hedge relationships resulting from advance prepayments.

CREDIT RISK EXPOSURE AND SECURITY TERMS

The Bank's potential credit risk from advances is concentrated in commercial banks, savings institutions, and insurance companies. At June 30, 2017 and December 31, 2016, the Bank had outstanding advances of $63 billion and $77 billion to one member that individually held 10 percent or more of the Bank's advances, which represents 53 percent and 59 percent of total outstanding advances. For information related to the Bank's credit risk exposure on advances, refer to "Note 9 — Allowance for Credit Losses."

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

The following tables present information on the Bank's mortgage loans held for portfolio (dollars in millions):

	June 30, 2017
	MPF	MPP	Total
Fixed rate, long-term single-family mortgage loans	$5,440	$347	$5,787
Fixed rate, medium-term[1] single-family mortgage loans	1,071	3	1,074
Total unpaid principal balance	6,511	350	6,861
Premiums	85	11	96
Discounts	(7)	—	(7)
Basis adjustments from mortgage loan commitments	5	—	5
Total mortgage loans held for portfolio	6,594	361	6,955
Allowance for credit losses	(2)	—	(2)
Total mortgage loans held for portfolio, net	$6,592	$361	$6,953

	December 31, 2016
	MPF	MPP	Total
Fixed rate, long-term single-family mortgage loans	$5,272	$397	$5,669
Fixed rate, medium-term[1] single-family mortgage loans	1,148	6	1,154
Total unpaid principal balance	6,420	403	6,823
Premiums	82	14	96
Discounts	(8)	(1)	(9)
Basis adjustments from mortgage loan commitments	5	—	5
Total mortgage loans held for portfolio	6,499	416	6,915
Allowance for credit losses	(2)	—	(2)
Total mortgage loans held for portfolio, net	$6,497	$416	$6,913

1	Medium-term is defined as a term of 15 years or less.

The following tables present the Bank's mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	June 30, 2017
	MPF	MPP	Total
Conventional mortgage loans	$6,007	$315	$6,322
Government-insured mortgage loans	504	35	539
Total unpaid principal balance	$6,511	$350	$6,861

	December 31, 2016
	MPF	MPP	Total
Conventional mortgage loans	$5,907	$361	$6,268
Government-insured mortgage loans	513	42	555
Total unpaid principal balance	$6,420	$403	$6,823

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

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At June 30, 2017 and December 31, 2016, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At June 30, 2017 and December 31, 2016, none of the Bank's credit products were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings (TDRs) related to credit products during the six months ended June 30, 2017 and 2016.

The Bank has never experienced a credit loss on its credit products. Based upon the Bank's collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on its credit products as of June 30, 2017 and December 31, 2016. Accordingly, the Bank has not recorded any allowance for credit losses for its credit products.

GOVERNMENT-INSURED MORTGAGE LOANS

The Bank invests in government-insured fixed rate mortgage loans in both the MPF and MPP portfolios that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote and has never experienced a credit loss on its government-insured mortgage loans. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at June 30, 2017 and December 31, 2016. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

•
First Loss Account (FLA). For each master commitment, the Bank's potential loss exposure prior to the PFI's credit enhancement obligation is estimated and tracked in a memorandum account called the FLA.

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

The following table summarizes the allowance for credit losses and the recorded investment of the Bank's conventional mortgage loan portfolio by impairment methodology (dollars in millions):

	MPF	MPP[1]	Total
Allowance for credit losses, June 30, 2017
Collectively evaluated for impairment	$2	$—	$2

Allowance for credit losses, December 31, 2016
Collectively evaluated for impairment	$2	$—	$2

Recorded investment, June 30, 2017[2]
Collectively evaluated for impairment	$6,067	$302	$6,369
Individually evaluated for impairment, without a related allowance	43	23	66
Total recorded investment	$6,110	$325	$6,435

Recorded investment, December 31, 2016[2]
Collectively evaluated for impairment	$5,960	$346	$6,306
Individually evaluated for impairment, without a related allowance	45	27	72
Total recorded investment	$6,005	$373	$6,378

1    The allowance for credit losses on MPP loans was less than $1 million at June 30, 2017 and December 31, 2016.

2    Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

CREDIT QUALITY INDICATORS

Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The table below summarizes the Bank's key credit quality indicators for mortgage loans at June 30, 2017 (dollars in millions):

	June 30, 2017
	MPF		MPP
	Conventional	Government	Conventional	Government	Total
Past due 30 - 59 days	$46	$16	$9	$4	$75
Past due 60 - 89 days	12	5	4	—	21
Past due 90 - 179 days	8	4	3	—	15
Past due 180 days or more	16	5	9	1	31
Total past due mortgage loans	82	30	25	5	142
Total current mortgage loans	6,028	487	300	32	6,847
Total recorded investment of mortgage loans[1]	$6,110	$517	$325	$37	$6,989

In process of foreclosure (included above)[2]	$12	$2	$5	$—	$19
Serious delinquency rate[3]	—%	2%	4%	2%	1%
Past due 90 days or more and still accruing interest[4]	$—	$9	$—	$1	$10
Non-accrual mortgage loans[5]	$29	$—	$21	$—	$50

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

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

The Bank did not recognize any interest income on impaired loans during the six months ended June 30, 2017 and 2016.

The following table summarizes the average recorded investment of the Bank's individually evaluated impaired loans (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Impaired loans without an allowance
Conventional MPF Loans	$45	$34	$44	$35
Conventional MPP Loans	23	27	25	28
Total	$68	$61	$69	$63

TERM SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for its term securities purchased under agreements to resell at June 30, 2017 and December 31, 2016.

OFF-BALANCE SHEET CREDIT EXPOSURES

At June 30, 2017 and December 31, 2016, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank's off-balance sheet credit exposures, see "Note 14 — Commitments and Contingencies."

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

The following table summarizes the Bank's notional amount and the fair value of derivative instruments, including the effect of netting adjustments, cash collateral, and variation margin for daily settled contracts. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	June 30, 2017			December 31, 2016
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$50,686	$162	$611	$51,896	$183	$688
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	1,380	18	55	1,414	20	56
Forward settlement agreements (TBAs)	110	—	—	94	1	—
Mortgage delivery commitments	113	—	—	102	—	—
Total derivatives not designated as hedging instruments	1,603	18	55	1,610	21	56
Total derivatives before netting and collateral adjustments	$52,289	180	666	$53,506	204	744
Netting adjustments, cash collateral, and variation margin for daily settled contracts[1]		(41)	(643)		(13)	(668)
Total derivative assets and derivative liabilities		$139	$23		$191	$76

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions, cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty, and includes fair value adjustments on derivatives for variation margin, which effective January 3, 2017, is characterized as a daily settled contract. Cash collateral posted by the Bank (including accrued interest) was $264 million and $658 million at June 30, 2017 and December 31, 2016. At June 30, 2017 the Bank did not receive cash collateral from clearing agents and/or counterparties. At December 31, 2016, the Bank received cash collateral from clearing agents and/or counterparties of $2 million. Variation margin for daily settled contracts was $339 million at June 30, 2017. Variation margin was considered cash collateral prior to January 3, 2017.

The following table summarizes the components of “Net gains (losses) on derivatives and hedging activities” as presented in the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$6	$(8)	$10	$(9)
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	(6)	(18)	(1)	(55)
Forward settlement agreements (TBAs)	—	(2)	(1)	(3)
Mortgage delivery commitments	—	2	1	3
Net interest settlements	(3)	(4)	(7)	(9)
Total net gains (losses) related to derivatives not designated as hedging instruments	(9)	(22)	(8)	(64)
Other[1]	—	—	1	—
Net gains (losses) on derivatives and hedging activities	$(3)	$(30)	$3	$(73)

1	Consists of price alignment amount on derivatives for variation margin which is characterized as a daily settled contract.

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships, the net fair value hedge ineffectiveness, and the effect of those derivatives on the Bank's net interest income (dollars in millions):

	For the Three Months Ended June 30, 2017
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(41)	$49	$8	$(24)
Advances[2]	(25)	26	1	(21)
Consolidated obligation bonds	72	(75)	(3)	7
Total	$6	$—	$6	$(38)

	For the Three Months Ended June 30, 2016
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(128)	$120	$(8)	$(36)
Advances[2]	(42)	41	(1)	(37)
Consolidated obligation bonds	84	(83)	1	18
Total	$(86)	$78	$(8)	$(55)

1
Represents the net interest settlements on derivatives in fair value hedge relationships and the amortization of the financing element of off-market derivatives, both of which are included in the interest income or interest expense line item of the respective hedged item type. This amortization for off-market derivatives totaled $4 million and $8 million for the three months ended June 30, 2017 and 2016.

2	Includes net gains (losses) on fair value hedge firm commitments of forward starting advances.

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships, the net fair value hedge ineffectiveness, and the effect of those derivatives on the Bank's net interest income (dollars in millions):

	For the Six Months Ended June 30, 2017
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(4)	$18	$14	$(53)
Advances[2]	8	(6)	2	(45)
Consolidated obligation bonds	22	(28)	(6)	26
Total	$26	$(16)	$10	$(72)

	For the Six Months Ended June 30, 2016
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(404)	$401	$(3)	$(74)
Advances[2]	(178)	179	1	(77)
Consolidated obligation bonds	152	(159)	(7)	33
Total	$(430)	$421	$(9)	$(118)

1
Represents the net interest settlements on derivatives in fair value hedge relationships and the amortization of the financing element of off-market derivatives, both of which are included in the interest income or interest expense line item of the respective hedged item type. This amortization for off-market derivatives totaled $9 million and $16 million for the six months ended June 30, 2017 and 2016.

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

Certain of the Bank's uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank's credit rating. If the Bank's credit rating is lowered by a nationally recognized statistical rating organization (NRSRO), the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at June 30, 2017 was $145 million, for which the Bank posted collateral of $133 million in the normal course of business. If the Bank's credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $4 million of collateral to its uncleared derivative counterparties at June 30, 2017.

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

The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and has determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default, including a bankruptcy, insolvency, or similar proceeding involving the Clearinghouse or the clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse. The Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents, based on credit considerations at June 30, 2017.

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

The following table presents the fair value of derivative instruments meeting or not meeting the netting requirements, including the related collateral received from or pledged to counterparties and variation margin for daily settled contracts (dollars in millions):

	June 30, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared derivatives	$79	$223	$97	$263
Cleared derivatives	101	443	107	481
Total gross recognized amount	180	666	204	744
Gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts
Uncleared derivatives	(68)	(200)	(95)	(187)
Cleared derivatives	27	(443)	82	(481)
Total gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts	(41)	(643)	(13)	(668)
Net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts
Uncleared derivatives	11	23	2	76
Cleared derivatives	128	—	189	—
Total derivative assets and derivative liabilities	$139	$23	$191	$76

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At June 30, 2017 and December 31, 2016, the total par value of outstanding consolidated obligations of the FHLBanks was $1 trillion and $989 billion.

DISCOUNT NOTES

The following table summarizes the Bank's discount notes (dollars in millions):

	June 30, 2017		December 31, 2016
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$66,668	0.91%	$81,019	0.49%
Discounts and concessions[1]	(110)		(72)
Total	$66,558		$80,947

1	Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank's bonds outstanding by contractual maturity (dollars in millions):

	June 30, 2017		December 31, 2016
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$48,266	1.05%	$47,733	0.88%
Due after one year through two years	17,427	1.28	13,135	0.94
Due after two years through three years	10,047	1.73	15,414	1.48
Due after three years through four years	2,015	2.71	2,288	3.28
Due after four years through five years	6,799	1.67	7,152	1.66
Thereafter	4,768	3.03	4,331	3.04
Total par value	89,322	1.36%	90,053	1.22%
Premiums	224		254
Discounts and concessions[1]	(69)		(79)
Fair value hedging adjustments	(306)		(330)
Total	$89,171		$89,898

1	Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank's bonds outstanding by call features (dollars in millions):

	June 30, 2017	December 31, 2016
Noncallable or nonputable	$86,408	$87,804
Callable	2,914	2,249
Total par value	$89,322	$90,053

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

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days' written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At June 30, 2017 and December 31, 2016, the Bank had no excess capital stock outstanding.

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

As a result of the final rule on membership issued by the Finance Agency effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance companies ineligible for FHLBank membership. On the effective date of the final rule, the Bank reclassified $723 million of capital stock, the total outstanding capital stock held by all of the Bank's captive insurance companies, to mandatorily redeemable capital stock. In accordance with the final rule, on February 17, 2017, the Bank terminated the membership of all captive insurance company members that were admitted as members after September 12, 2014 (the date the Finance Agency proposed this rule) and repurchased outstanding capital stock to these captive insurance company members in the amount of $148 million. Captive insurance company members that were admitted as members prior to September 12, 2014 will also have their memberships terminated no later than February 19, 2021. At June 30, 2017 and December 31, 2016, the Bank's mandatorily redeemable capital stock totaled $480 million and $664 million. During the three and six months ended June 30, 2017, interest expense on mandatorily redeemable capital stock was $4 million and $9 million. Interest expense on mandatorily redeemable capital stock was $5 million and $9 million for the three and six months ended June 30, 2016.

The following tables summarizes changes in mandatorily redeemable capital stock (dollars in millions):

	For the Three Months Ended June 30,
	2017	2016
Balance, beginning of period	$494	$732
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	18	1
Repurchases/redemptions of mandatorily redeemable capital stock	(32)	(35)
Balance, end of period	$480	$698

	For the Six Months Ended June 30,
	2017	2016
Balance, beginning of period	$664	$103
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	28	731
Repurchases/redemptions of mandatorily redeemable capital stock	(212)	(136)
Balance, end of period	$480	$698

The following table summarizes the Bank's mandatorily redeemable capital stock by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	June 30, 2017	December 31, 2016
Due in one year or less	$4	$4
Due after one year through two years	—	5
Due after two years through three years	4	4
Due after three years through four years	1	—
Due after four years through five years	21	1
Thereafter[2]	433	631
Past contractual redemption date due to outstanding activity with the Bank	17	19
Total	$480	$664

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

ADDITIONAL CAPITAL FROM MERGER

The Bank recognized the net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a capital account captioned as “Additional capital from merger.” The Bank treated this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends on capital stock were paid from this account following the Merger until the balance was depleted following the first quarter dividend payment in May 2017. At December 31, 2016 the Bank's additional capital from merger balance totaled $52 million.

RESTRICTED RETAINED EARNINGS

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. It requires the Bank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At June 30, 2017 and December 31, 2016, the Bank's restricted retained earnings account totaled $285 million and $231 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes changes in accumulated other comprehensive income (AOCI) (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 4)	Pension and postretirement benefits	Total AOCI
Balance, March 31, 2016	$(119)	$(3)	$(122)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	36	—	36
Reclassifications from other comprehensive income (loss) to net income
Amortization - pension and postretirement	—	1	1
Net current period other comprehensive income (loss)	36	1	37
Balance, June 30, 2016	$(83)	$(2)	$(85)

Balance, March 31, 2017	$50	$(3)	$47
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	41	—	41
Reclassifications from other comprehensive income (loss) to net income
Amortization - pension and postretirement	—	1	1
Net current period other comprehensive income (loss)	41	1	42
Balance, June 30, 2017	$91	$(2)	$89

Balance, December 31, 2015	$(82)	$(2)	$(84)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(1)	—	(1)
Net current period other comprehensive income (loss)	(1)	—	(1)
Balance, June 30, 2016	$(83)	$(2)	$(85)

Balance, December 31, 2016	$(14)	$(4)	$(18)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	105	—	105
Reclassifications from other comprehensive income (loss) to net income
Amortization - pension and postretirement	—	2	2
Net current period other comprehensive income (loss)	105	2	107
Balance, June 30, 2017	$91	$(2)	$89

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

•
Regulatory capital. The Bank is required to maintain a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B stock (including mandatorily redeemable capital stock) and retained earnings. It does not include AOCI. At December 31, 2016, regulatory capital also included additional capital from merger. The additional capital from merger balance was depleted in May of 2017 following the first quarter dividend payment.

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at June 30, 2017. At December 31, 2016, nonpermanent capital included additional capital from merger.

If the Bank's capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations.

The following table shows the Bank's compliance with the Finance Agency's regulatory capital requirements (dollars in millions):

	June 30, 2017		December 31, 2016
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$940	$7,787	$1,046	$8,031
Regulatory capital	$6,600	$7,787	$7,224	$8,083
Leverage capital	$8,249	$11,681	$9,030	$12,098
Capital-to-assets ratio	4.00%	4.72%	4.00%	4.48%
Leverage ratio	5.00%	7.08%	5.00%	6.70%

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the six months ended June 30, 2017 and 2016.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank's financial instruments at June 30, 2017 (dollars in millions). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$964	$964	$—	$—	$—	$964
Interest-bearing deposits	2	—	2	—	—	2
Securities purchased under agreements to resell	3,500	—	3,500	—	—	3,500
Federal funds sold	5,100	—	5,100	—	—	5,100
Trading securities	2,549	—	2,549	—	—	2,549
Available-for-sale securities	22,403	—	22,403	—	—	22,403
Held-to-maturity securities	4,209	—	4,251	14	—	4,265
Advances	118,878	—	119,119	—	—	119,119
Mortgage loans held for portfolio, net	6,953	—	6,981	69	—	7,050
Accrued interest receivable	206	—	206	—	—	206
Derivative assets, net	139	—	180	—	(41)	139
Other assets	26	26	—	—	—	26
Liabilities
Deposits	(964)	—	(964)	—	—	(964)
Consolidated obligations
Discount notes	(66,558)	—	(66,550)	—	—	(66,550)
Bonds	(89,171)	—	(89,636)	—	—	(89,636)
Total consolidated obligations	(155,729)	—	(156,186)	—	—	(156,186)
Mandatorily redeemable capital stock	(480)	(480)	—	—	—	(480)
Accrued interest payable	(209)	—	(209)	—	—	(209)
Derivative liabilities, net	(23)	—	(666)	—	643	(23)

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

Investment Securities. The Bank's valuation technique incorporates prices from multiple designated third-party pricing vendors, when available. The pricing vendors generally use various proprietary models to price investment securities. The inputs to those models are derived from various sources including, but not limited to, benchmark securities and yields, reported trades, dealer estimates, issuer spreads, bids, offers, and other market-related data. Since many investment securities do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established process in place to challenge investment valuations, which facilitates resolution of questionable prices identified by the Bank. Annually, the Bank conducts reviews of its pricing vendors to confirm and further augment its understanding of the vendors' pricing processes, methodologies, and control procedures for investment securities.

The Bank's valuation technique for estimating the fair values of its investment securities first requires the establishment of a median price for each security. All prices that are within a specified tolerance threshold of the median price are included in the cluster of prices that are averaged to compute a default price. All prices that are outside the threshold (outliers) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. Alternatively, if the analysis confirms that an outlier (or outliers) is (are) in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security. In limited instances, when no prices are available from one of the designated pricing services, the Bank obtains prices from dealers.

As of June 30, 2017 and December 31, 2016, multiple prices were received for the majority of the Bank's investment securities. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Mortgage Loans Held for Portfolio. The fair value of mortgage loans held for portfolio is estimated based on quoted market prices of similar mortgage loans available in the market, if available, or modeled prices. The modeled prices start with prices for new MBS issued by GSEs or similar new mortgage loans. The prices are adjusted for factors such as credit risk, servicing spreads, seasoning, delinquency status, and cash flow remittances. The prices for new MBS or similar new mortgage loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Changes in expected prepayment rates often have a material effect on the fair value estimates.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank's assets and liabilities that are measured at fair value in the Statements of Condition at June 30, 2017 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$207	$—	$—	$207
GSE and Tennessee Valley Authority obligations	—	1,612	—	—	1,612
Other non-MBS	—	275	—	—	275
GSE multifamily MBS	—	455	—	—	455
Total trading securities	—	2,549	—	—	2,549
Available-for-sale securities
Other U.S. obligations	—	3,323	—	—	3,323
GSE and Tennessee Valley Authority obligations	—	1,304	—	—	1,304
State or local housing agency obligations	—	988	—	—	988
Other non-MBS	—	281	—	—	281
Other U.S. obligations single-family MBS	—	3,946	—	—	3,946
GSE single-family MBS	—	1,125	—	—	1,125
GSE multifamily MBS	—	11,436	—	—	11,436
Total available-for-sale securities	—	22,403	—	—	22,403
Derivative assets, net
Interest-rate related	—	180	—	(41)	139
Other assets	26	—	—	—	26
Total recurring assets at fair value	$26	$25,132	$—	$(41)	$25,117
Liabilities
Derivative liabilities, net
Interest-rate related	—	(666)	—	643	(23)
Total recurring liabilities at fair value	$—	$(666)	$—	$643	$(23)

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

FAIR VALUE ON A NON-RECURRING BASIS

The Bank measures certain impaired mortgage loans held for portfolio at level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. The Bank estimates the fair value of these assets based primarily on a broker price opinion or property values from an external pricing vendor. The Bank applies an adjustment to these values to capture certain limitations in the estimation process and takes into consideration estimated selling costs and expected PMI proceeds. At June 30, 2017 and December 31, 2016, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $6 million and $15 million. These fair values were as of the date the fair value adjustment was recorded during the six months ended June 30, 2017 and year-ended December 31, 2016.

Note 14 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At June 30, 2017 and December 31, 2016, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $855.5 billion and $818.2 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	June 30, 2017			December 31, 2016
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit	$7,487	$156	$7,643	$7,281
Standby bond purchase agreements	124	575	699	458
Commitments to purchase mortgage loans	113	—	113	102
Commitments to issue bonds	360	—	360	—
Commitments to issue discount notes	15	—	15	—
Commitments to fund advances	1,032	28	1,060	280

Standby Letters of Credit. A standby letter of credit is a financing arrangement between the Bank and a member. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary's draw, the payment is withdrawn from the member's demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 13 years, currently no later than 2025. Unearned fees for standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $4 million at June 30, 2017 and $3 million at December 31, 2016.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate's bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At June 30, 2017, the Bank had standby bond purchase agreements with seven housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2024. During both the six months ended June 30, 2017 and 2016, the Bank was not required to purchase any bonds under these agreements. For both the three months ended June 30, 2017 and 2016, the Bank received fees for the guarantees that amounted to less than $1 million. For both the six months ended June 30, 2017 and 2016, the Bank received fees for the guarantees that amounted to $1 million.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at June 30, 2017 and December 31, 2016 is reported in “Note 10 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Commitments to Issue Bonds. At June 30, 2017, the Bank had commitments to issue $360 million of consolidated obligation bonds. At December 31, 2016, the Bank had no commitments to issue consolidated obligations bonds.

Commitments to Issue Discount Notes. At June 30, 2017, the Bank had commitments to issue $15 million of consolidated obligation discount notes. At December 31, 2016, the Bank had no commitments to issue consolidated obligation discount notes.

Commitments to Fund Advances. The Bank enters into commitments that legally bind it to fund additional advances up to 24 months in the future. At June 30, 2017 and December 31, 2016, the Bank had commitments to fund advances of $1.1 billion and $280 million.

Other Commitments. For each master commitment, the Bank's potential loss exposure prior to the PFI's credit enhancement obligation is estimated and tracked in a memorandum account called the FLA. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $103 million and $99 million at June 30, 2017 and December 31, 2016. For additional information related to the FLA commitment, refer to "Note 9 — Allowance for Credit Losses."
Legal Proceedings. As a result of the Merger, the Bank has been involved in a number of legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairment of certain private-label MBS. Although the Seattle Bank sold all private-label MBS during the first quarter of 2015 and all of the lawsuits have been either settled or dismissed, the Bank has appealed certain claims dismissed by the court against three defendants. Other than the private-label MBS litigation, the Bank does not believe any legal proceedings to which it is a party could have a material impact on its financial condition, results of operations, or cash flows.
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
The Bank records legal expenses related to litigation settlements as incurred in other expenses in the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement.  During the three months ended June 30, 2017, the Bank did not recognize net gains on litigation settlements. During the six months ended June 30, 2017, the Bank recognized $21 million in net gains on litigation settlements through other income (loss), due to the settlement of one of the Bank's private-label MBS claims. During the three and six months ended June 30, 2016, the Bank recognized $200 million and $337 million in net gains on litigation settlements.

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

The following table summarizes the Bank's outstanding transactions with Directors' Financial Institutions (dollars in millions):

	June 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Advances	$5,386	5	$2,497	2
Mortgage loans	57	1	186	3
Deposits	23	2	82	7
Capital stock	270	4	157	2

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At June 30, 2017, the Bank had the following business concentrations with stockholders (dollars in millions):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.	$2,510	41	$62,500	$—	$390
Superior Guaranty Insurance Company[3]	25	—	—	596	—
Wells Fargo Bank Northwest, N.A.[3]	1	—	—	33	—
Total	$2,536	41	$62,500	$629	$390

1
Pursuant to applicable Finance Agency regulations, the Bank's voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank's capital stock.

2
Represents interest income earned on advances during the six months ended June 30, 2017. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

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

Note 16 — Activities with Other FHLBanks

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. During the six months ended June 30, 2016, the Bank did not lend funds to other FHLBanks. The following table summarizes loan activity to other FHLBanks during the six months ended June 30, 2017 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2017
San Francisco	$200	$—	$(200)	$—

During the six months ended June 30, 2017, the Bank did not borrow funds from other FHLBanks. The following table summarizes borrowing activity from other FHLBanks during the six months ended June 30, 2016 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2016
San Francisco	$—	$200	$(200)	$—

At June 30, 2017 and 2016, none of the previous transactions were outstanding on the Bank's Statements of Condition. The interest income and expense related to this activity were immaterial.

Advance Transfers. The Bank may purchase or sell advances from/to other FHLBanks. These transfers are accounted for in the same manner as an advances origination with a member bank. During the six months ended June 30, 2017, a member of the Federal Home Loan Bank of Chicago (Chicago Bank) re-designated its charter, and concurrently transferred its Federal Home Loan Bank membership from the Chicago Bank to the Des Moines Bank. In conjunction with this transfer and at request of the member, the Bank purchased $37 million of par value advances outstanding to this member from the Chicago Bank and recognized related premiums of $1 million. There were no advance transfers during the six months ended June 30, 2016.

Note 17 — Subsequent Events

Subsequent events have been evaluated from July 1, 2017, through the time of the Form 10-Q filing with the Securities and Exchange Commission. No material subsequent events requiring disclosure were identified.

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

Financial Results
For the three and six months ended June 30, 2017, we reported net income of $130 million and $270 million compared to $232 million and $419 million for the same periods in 2016. Our net income for the three and six months ended June 30, 2017, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was primarily driven by net interest income, other income (loss), and other expense.

Net interest income totaled $170 million and $323 million for the three and six months ended June 30, 2017 compared to $94 million and $197 million for the same periods last year due primarily to higher advance spreads and higher average advance balances. Our net interest margin was 0.41 percent and 0.37 percent during the three and six months ended June 30, 2017 compared to 0.24 percent and 0.26 percent for the three and six months ended June 30, 2016. The increase was driven by changes made to advance pricing on certain variable rate callable advance products and our interest-earning assets repricing to higher interest rates at a quicker pace than our interest-bearing liabilities during the first half of 2017.

We recorded net gains of $6 million and $41 million in other income (loss) for the three and six months ended June 30, 2017 compared to net gains of $192 million and $324 million for the same periods last year. Other income (loss) was primarily impacted by net gains on litigation settlements of $21 million during the six months ended June 30, 2017 and $200 million and $337 million during the three and six months ended June 30, 2016 as a result of settlements with certain defendants in our private-label mortgage-backed securities (private-label MBS) litigation. We did not record any litigation settlements during the three months ended June 30, 2017. Although all of the private-label MBS lawsuits have been either settled or dismissed, we have appealed certain claims dismissed by the court against three defendants. Other factors impacting other income (loss) included net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities, as described below.

During the three and six months ended June 30, 2017, we recorded net losses of $3 million and net gains of $3 million on our derivatives and hedging activities through other income (loss) compared to net losses of $30 million and $73 million during the same periods last year. The fair value changes were primarily driven by changes in interest rates. These changes impacted our fair value hedge relationships and fair value changes on interest rate swaps that we utilized to economically hedge our investment securities portfolio. We utilize derivative instruments to manage interest rate risk. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities" for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

During the three and six months ended June 30, 2017, we recorded net gains on trading securities of $4 million and $9 million compared to net gains of $18 million and $53 million during the same periods in 2016. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities.

Other expense totaled $31 million and $63 million for the three and six months ended June 30, 2017 compared to $27 million and $54 million for the same periods in 2016. The increase was primarily due to an increase in professional fees.

Our total assets decreased to $165.0 billion at June 30, 2017, from $180.6 billion at December 31, 2016, due primarily to a decrease in advances. Advances decreased due primarily to the repayment of advances held by a large depository institution member and by certain captive insurance company members whose membership was terminated in response to the Finance Agency final rule affecting FHLBank membership.

Our total liabilities decreased to $157.6 billion at June 30, 2017, from $173.2 billion at December 31, 2016, driven primarily by a decline in the amount of consolidated obligations needed to fund our assets.

Total capital remained stable at $7.4 billion at June 30, 2017 and December 31, 2016. Retained earnings increased to $1.7 billion at June 30, 2017 from $1.5 billion at December 31, 2016 due to net income, partially offset by dividends paid. Our regulatory capital ratio increased to 4.72 percent at June 30, 2017, from 4.48 percent at December 31, 2016 and was above the required regulatory minimum at each period end. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings.

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

Effective January 1, 2017, management approved a revision to the adjusted net income methodology to calculate adjusted net income on a post Affordable Housing Program (AHP) assessment basis. The revision was made to better align adjusted net income results to the Bank’s strategic business plan which is calculated on a post AHP assessment basis. Management believes AHP assessments are a fundamental component of our business and believes this assessment should be included in our adjusted net income calculation. In addition, one of our incentive plan targets, our adjusted return on capital stock spread to LIBOR target, is calculated on a post AHP assessment basis. This change aligns the adjusted net income measure to the measure used as the incentive plan target. Adjusted net income for the three and six months ended June 30, 2017 has been revised to be reported on a post AHP assessment basis for comparability.

As indicated in the tables that follow, our adjusted net interest income and adjusted net income increased during the three and six months ended June 30, 2017 when compared to the same periods in 2016. The increase in our adjusted net interest income and adjusted net income was primarily due to an increase in interest income due to improved advance spreads and higher advance balances.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
GAAP net interest income before provision (reversal) for credit losses on mortgage loans	$170	$94	$323	$197
Exclude:
Prepayment fees on advances, net[1]	1	1	1	5
Prepayment fees on investments, net[2]	—	—	—	2
Mandatorily redeemable capital stock interest expense	(4)	(5)	(9)	(9)
Total adjustments	(3)	(4)	(8)	(2)
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(3)	(4)	(7)	(9)
Adjusted net interest income	$170	$94	$324	$190
Adjusted net interest margin	0.41%	0.23%	0.37%	0.25%

1	Prepayment fees on advances, net includes basis adjustment amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
GAAP net income before assessments	$145	$258	$301	$466
Exclude:
Prepayment fees on advances, net[1]	1	1	1	5
Prepayment fees on investments, net[2]	—	—	—	2
Mandatorily redeemable capital stock interest expense	(4)	(5)	(9)	(9)
Net gains (losses) on trading securities	4	18	9	53
Net gains (losses) on derivatives and hedging activities	(3)	(30)	3	(73)
Gains on litigation settlements, net	—	200	21	337
Include:
Net interest expense on economic hedges	(3)	(4)	(7)	(9)
Adjusted net income before assessments	144	70	269	142
Adjusted AHP assessments[3]	14	7	27	14
Adjusted net income	$130	$63	$242	$128

1	Prepayment fees on advances, net includes basis adjustment amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

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

BANK DEVELOPMENTS

We lease our headquarters office space from Wells Fargo Bank. On June 22, 2017, a storm drain pipe broke at our headquarters, causing significant water damage to our office space and rendering it totally uninhabitable. From June 23 to July 14 of this year, we utilized our back-up data center, and employees worked out of a business recovery center located in Urbandale, Iowa, additional leased space in downtown Des Moines, and remotely. On July 17, 2017, we resumed use of our primary data center at our headquarters; however, staff continue to work from alternative locations. Through the date of this filing, there have been no material disruptions to our operations or our ability to serve our members. We have incurred immaterial expenses during the second quarter of 2017 as a result of the damaged headquarters. While we continue to incur costs, we expect that we will be able to recover the majority of these costs and incur immaterial expenses in the future. For additional information on the water damage, refer to "Note 1 — Basis of Presentation."

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Economic and market data received during the Federal Open Market Committee (FOMC or Committee) meeting in June of 2017 indicates that the labor market has continued to strengthen and that economic activity has been rising moderately so far this year. Job gains have moderated but have been solid, on average, since the beginning of the year, and the unemployment rate has declined. Household spending has picked up in recent months and business fixed investment has continued to expand. On a 12-month basis, overall inflation has declined recently and, like the inflation measure excluding food and energy prices, is running somewhat below two percent. Market-based measures of inflation adjusted compensation remained low and long-term inflation expectations remained stable.

In its June 14, 2017 statement, the FOMC stated it expects that, with gradual adjustments in the stance of monetary policy, economic activity will expand at a moderate pace, labor market conditions will strengthen somewhat further, and inflation will stabilize around two percent over the medium-term. The Committee stated that near-term risks to the economic outlook appear nearly balanced. The FOMC is expected to continue to monitor inflation and global economic and financial developments closely.

Mortgage Markets

The housing market remained strong throughout the second quarter of 2017, as indicated by rising home prices, lower inventories of properties for sale, increased housing construction activity, and increased sales of existing homes. The improvement in the housing market has been partly attributable to the continued strengthening of the economy and partly to the seasonality impact on home sales.

Mortgage rates fell slightly in the second quarter, but are higher than rates observed in the prior year. This has resulted in housing market activity becoming increasingly driven by purchase activity versus refinance activity. The increase in mortgage rates has not slowed down the demand for home purchases thus far as inventories remain limited. However, as prices increase and rates rise further, the pace of purchases may slow.

Interest Rates

The following table shows information on key market interest rates1:

	Second Quarter 2017 3-Month Average	Second Quarter 2016 3-Month Average	Second Quarter 2017 6-Month Average	Second Quarter 2016 6-Month Average	June 30, 2017 Ending Rate	December 31, 2016 Ending Rate
Federal funds	0.95%	0.37%	0.83%	0.37%	1.06%	0.55%
Three-month LIBOR	1.20	0.64	1.14	0.63	1.30	1.00
2-year U.S. Treasury	1.29	0.77	1.26	0.80	1.38	1.19
10-year U.S. Treasury	2.26	1.75	2.35	1.83	2.31	2.45
30-year residential mortgage note	3.99	3.60	4.09	3.68	3.88	4.32

1	Source is Bloomberg.

In its June 2017 meeting, the FOMC increased the Federal Reserve's key target interest rate, the Federal funds rate, to a range of 1.00 to 1.25 percent compared to a range of 0.25 to 0.50 percent for the same period in 2016. The Committee's stance on monetary policy remains accommodative even after this increase, and is expected to support further strengthening in the labor market conditions and a sustained return towards their inflation rate of two percent. The FOMC stated that it will assess realized and expected economic conditions relative to its longer-run goals of maximum employment and a two percent inflation rate. The assessment is expected to take into account measures of labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments. The Committee stated that it anticipates economic conditions will evolve in a manner that will warrant gradual increases in the Federal funds rate, which is likely to remain below levels that are expected to prevail in the longer run.

The 10-year U.S. Treasury yields and mortgage rates were higher on average in the second quarter of 2017 when compared to the same period in prior year. Interest rates increased as the FOMC raised their target rate, and economic data remained strong.

In its June 14, 2017 statement, the Committee stated it expects to begin implementing a balance sheet normalization program this year, provided that the economy evolves broadly as anticipated. This program would gradually reduce the Federal Reserve's securities holdings by decreasing reinvestment of principal payments from those securities.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Second Quarter 2017 3-Month Average	Second Quarter 2016 3-Month Average	Second Quarter 2017 6-Month Average	Second Quarter 2016 6-Month Average	June 30, 2017 Ending Spread	December 31, 2016 Ending Spread
3-month	(25.1)	(25.2)	(33.6)	(23.8)	(23.6)	(42.7)
2-year	(15.4)	(2.8)	(17.7)	0.7	(17.0)	(16.5)
5-year	3.1	17.5	3.0	20.4	0.6	9.0
10-year	47.7	58.5	49.6	62.7	39.9	57.7

1	Source is the Office of Finance.

As a result of our credit quality, we generally have ready access to funding at relatively competitive interest rates. During the second quarter of 2017, our funding spreads were mixed relative to London Interbank Offered Rate (LIBOR). Short-term spreads deteriorated when compared to spreads at December 31, 2016 as LIBOR increased more slowly than our funding spreads, while long-term spreads improved when compared to spreads at December 31, 2016 as longer-term swap spreads widened in recent months. During the first six months of 2017, we utilized step-up, callable, and term fixed and floating rate consolidated obligation bonds in addition to consolidated obligation discount notes to capture attractive funding, match the repricing structures on advances, and meet liquidity requirements.

SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Cash and due from banks	$964	$237	$223	$245	$460
Investments[1]	37,763	41,792	41,218	42,851	44,143
Advances	118,878	123,609	131,601	125,828	116,294
Mortgage loans held for portfolio, net[2]	6,953	6,870	6,913	6,792	6,640
Total assets	164,988	172,918	180,605	176,074	167,860
Consolidated obligations
Discount notes	66,558	72,549	80,947	84,481	92,521
Bonds	89,171	90,956	89,898	82,454	66,599
Total consolidated obligations[3]	155,729	163,505	170,845	166,935	159,120
Mandatorily redeemable capital stock	480	494	664	675	698
Total liabilities	157,592	165,469	173,204	169,069	161,356
Capital stock — Class B putable	5,623	5,803	5,917	5,658	5,241
Additional capital from merger	—	9	52	92	128
Retained earnings	1,684	1,590	1,450	1,294	1,220
Accumulated other comprehensive income (loss)	89	47	(18)	(39)	(85)
Total capital	7,396	7,449	7,401	7,005	6,504

	For the Three Months Ended
Statements of Income	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Net interest income	$170	$153	$135	$117	$94
Provision (reversal) for credit losses on mortgage loans	—	—	1	1	1
Other income (loss)[4]	6	35	77	(5)	192
Other expense[5]	31	32	36	28	27
AHP assessments	15	16	19	9	26
Net income	130	140	156	74	232
Selected Financial Ratios[6]
Net interest spread[7]	0.37%	0.31%	0.27%	0.24%	0.21%
Net interest margin[8]	0.41	0.35	0.30	0.27	0.24
Return on average equity	7.13	7.52	8.81	4.35	15.34
Return on average capital stock	9.30	9.49	10.99	5.40	19.11
Return on average assets	0.31	0.31	0.35	0.17	0.59
Average equity to average assets	4.41	4.16	4.00	3.92	3.86
Regulatory capital ratio[9]	4.72	4.57	4.48	4.38	4.34
Dividend payout ratio[10]	34.53	30.74	26.01	47.85	15.24

1	Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and held-to-maturity (HTM) securities.

2	Includes an allowance for credit losses of $2 million at June 30, 2017, March 31, 2017, December 31, 2016, and September 30, 2016, and $1 million at June 30, 2016.

3
The total par value of outstanding consolidated obligations of the FHLBanks was $1.0 trillion, $959.3 billion, $989.3 billion, $967.7 billion, and $963.8 billion at June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016, and June 30, 2016, respectively.

4
Other income (loss) includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, net gains (losses) on the disposal of fixed assets, and gains on litigation settlements, net. During the three months ended March 31, 2017, December 31, 2016, and June 30, 2016, other income (loss) was impacted by net gains on litigation settlements. The Bank did not record any litigation settlements during the three months ended June 30, 2017 and September 30, 2016.

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

9
Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock), and retained earnings. At March 31, 2017, December 31, 2016, September 30, 2016, and June 30, 2016 regulatory capital also included additional capital from merger. The additional capital from merger balance was depleted in May of 2017 following the first quarter dividend payment.

10	Represents dividends declared and paid in the stated period expressed as a percentage of net income in the stated period.

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the three and six months ended June 30, 2017 and 2016 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net interest income	$170	$94	$76	81%	$323	$197	$126	64%
Provision (reversal) for credit losses on mortgage loans	—	1	(1)	(100)	—	1	(1)	(100)
Other income (loss)	6	192	(186)	(97)	41	324	(283)	(87)
Other expense	31	27	4	15	63	54	9	17
AHP assessments	15	26	(11)	(42)	31	47	(16)	(34)
Net income	$130	$232	$(102)	(44)%	$270	$419	$(149)	(36)%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Three Months Ended June 30,
	2017			2016
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$258	0.76%	$1	$884	0.35%	$—
Securities purchased under agreements to resell	3,945	0.84	8	4,759	0.35	5
Federal funds sold	5,993	0.96	15	4,580	0.38	4
Mortgage-backed securities[2,3]	20,361	1.61	81	19,246	1.11	53
Other investments[2,3,4]	9,078	1.77	40	13,164	1.11	37
Advances[3,5]	119,283	1.28	381	107,260	0.71	189
Mortgage loans[6]	6,901	3.44	59	6,645	3.56	59
Total interest-earning assets	165,819	1.42	585	156,538	0.89	347
Non-interest-earning assets	1,088	—	—	503	—	—
Total assets	$166,907	1.41%	$585	$157,041	0.89%	$347
Interest-bearing liabilities
Deposits	$892	0.52%	$1	$914	0.07%	$—
Consolidated obligations
Discount notes	64,062	0.78	124	97,877	0.46	113
Bonds[3]	92,970	1.23	286	49,888	1.09	135
Other interest-bearing liabilities[7]	482	3.39	4	714	3.38	5
Total interest-bearing liabilities	158,406	1.05	415	149,393	0.68	253
Non-interest-bearing liabilities	1,148	—	—	1,583	—	—
Total liabilities	159,554	1.04	415	150,976	0.68	253
Capital	7,353	—	—	6,065	—	—
Total liabilities and capital	$166,907	1.00%	$415	$157,041	0.65%	$253
Net interest income and spread[8]		0.37%	$170		0.21%	$94
Net interest margin[9]		0.41%			0.24%
Average interest-earning assets to interest-bearing liabilities		104.68%			104.78%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4
Other investments primarily include other U.S. obligations, government-sponsored enterprise (GSE) obligations and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and Private Export Funding Corporation (PEFCO) bonds.

5	Advance interest income includes prepayment fee income of $1 million for the three months ended June 30, 2017 and 2016.

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists primarily of mandatorily redeemable capital stock.

8	Represents yield on total interest-earning assets minus yield on total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Six Months Ended June 30,
	2017			2016
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$253	0.64%	$1	$868	0.34%	$1
Securities purchased under agreements to resell	4,780	0.69	16	4,988	0.35	9
Federal funds sold	6,506	0.83	27	4,345	0.37	8
Mortgage-backed securities[2,3]	20,589	1.51	154	18,983	1.13	107
Other investments[2,3,4]	9,140	1.71	77	13,110	1.11	72
Advances[3,5]	124,554	1.16	714	104,435	0.70	362
Mortgage loans[6]	6,897	3.43	117	6,674	3.61	120
Loans to other FHLBanks	2	0.55	—	—	—	—
Total interest-earning assets	172,721	1.29	1,106	153,403	0.89	679
Non-interest-earning assets	1,092	—	—	510	—	—
Total assets	$173,813	1.28%	$1,106	$153,913	0.89%	$679
Interest-bearing liabilities
Deposits	$932	0.38%	$2	$943	0.06%	$—
Consolidated obligations
Discount notes	71,142	0.66	233	101,684	0.44	222
Bonds[3]	92,597	1.17	539	43,352	1.16	251
Other interest-bearing liabilities[7]	516	3.39	9	564	3.37	9
Total interest-bearing liabilities	165,187	0.96	783	146,543	0.66	482
Non-interest-bearing liabilities	1,186	—	—	1,422	—	—
Total liabilities	166,373	0.95	783	147,965	0.66	482
Capital	7,440	—	—	5,948	—	—
Total liabilities and capital	$173,813	0.91%	$783	$153,913	0.63%	$482
Net interest income and spread[8]		0.33%	$323		0.23%	$197
Net interest margin[9]		0.37%			0.26%
Average interest-earning assets to interest-bearing liabilities		104.56%			104.68%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4
Other investments primarily include other U.S. obligations, GSE obligations and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and PEFCO bonds.

5	Advance interest income includes prepayment fee income of $1 million and $5 million for the six months ended June 30, 2017 and 2016.

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists primarily of mandatorily redeemable capital stock.

8	Represents yield on total interest-earning assets minus yield on total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Three Months Ended			Six Months Ended
	June 30, 2017 vs. June 30, 2016			June 30, 2017 vs. June 30, 2016
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$—	$1	$1	$(1)	$1	$—
Securities purchased under agreements to resell	(1)	4	3	—	7	7
Federal funds sold	2	9	11	5	14	19
Mortgage-backed securities	3	25	28	9	38	47
Other investments	(14)	17	3	(26)	31	5
Advances	24	168	192	80	272	352
Mortgage loans	2	(2)	—	4	(7)	(3)
Total interest income	16	222	238	71	356	427
Interest expense
Deposits	—	1	1	—	2	2
Consolidated obligations
Discount notes	(48)	59	11	(79)	90	11
Bonds	131	20	151	286	2	288
Other interest-bearing liabilities	(1)	—	(1)	—	—	—
Total interest expense	82	80	162	207	94	301
Net interest income	$(66)	$142	$76	$(136)	$262	$126

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. For the three and six months ended June 30, 2017, our net interest spread was 0.37 percent and 0.33 percent compared to 0.21 percent and 0.23 percent during the same periods in 2016. Our net interest spread during the first half of 2017 was primarily impacted by a higher yield on total interest-earning assets, which was partially offset by a higher cost on total interest-bearing liabilities. The primary components of our interest income and interest expense are discussed below.

Advances

Interest income on advances (including prepayment fees on advances, net) increased during the three and six months ended June 30, 2017 when compared to the same periods in 2016 due primarily to pricing changes made to certain variable rate callable advance products, the higher interest rate environment, and higher average advance balances. While period end advance balances declined from December 31, 2016, average advance balances for the three and six months ended June 30, 2017 increased when compared to the prior year. The increase was due primarily to borrowings from large depository institution members, which was partially offset by a decrease in borrowings from certain captive insurance company members.

Investments

Interest income on investments increased during the three and six months ended June 30, 2017 when compared to the same periods in 2016 due primarily to the higher interest rate environment, partially offset by lower average balances of other investments.

Bonds

Interest expense on bonds increased during the three and six months ended June 30, 2017 when compared to the same periods in 2016 due primarily to higher average bond balances and the higher interest rate environment. The increase in average balances was primarily due to our increased utilization of bonds to align our obligations with the advance products outstanding.

Discount Notes

Interest expense on discount notes increased during the three and six months ended June 30, 2017 when compared to the same periods in 2016 primarily due to the higher interest rate environment, partially offset by a decrease in average discount note balances. Average discount note balances decreased primarily due to our increased use of bonds in place of discount notes in response to changes in our advance products outstanding during the first half of the year.

Other Income (Loss)

The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net gains (losses) on trading securities	$4	$18	$9	$53
Net gains (losses) on derivatives and hedging activities	(3)	(30)	3	(73)
Gains on litigation settlements, net	—	200	21	337
Other, net	5	4	8	7
Total other income (loss)	$6	$192	$41	$324

Other income (loss) can be volatile from period to period depending on the type of activity recorded. We recorded net gains of $6 million and $41 million during the three and six months ended June 30, 2017 compared to $192 million and $324 million during same periods in 2016. Other income (loss) was primarily impacted by net gains on litigation settlements of $21 million during six months ended June 30, 2017 and $200 million and $337 million during the three and six months ended June 30, 2016 as a result of settlements with certain defendants in our private-label MBS litigation. We did not record any litigation settlements during the three months ended June 30, 2017. Other factors impacting other income (loss) included net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities, as described below.

During the three and six months ended June 30, 2017, we recorded net losses of $3 million and net gains of $3 million on our derivatives and hedging activities through other income (loss) compared to net losses of $30 million and $73 million during the same periods in 2016. The fair value changes were primarily driven by changes in interest rates. These changes impacted our fair value hedge relationships and interest rate swaps that we utilized to economically hedge our investment securities portfolio. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

During the three and six months ended June 30, 2017, we recorded net gains on trading securities of $4 million and $9 million compared to net gains of $18 million and $53 million during the same periods in 2016. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities. Trading securities are recorded at fair value with changes in fair value reflected through other income (loss).

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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended June 30, 2017
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$5	$1	$(1)	$(1)	$4
Net interest settlements	(25)	(26)	—	9	(42)
Total impact to net interest income	(20)	(25)	(1)	8	(38)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	1	8	—	(3)	6
Gains (losses) on economic hedges	—	(9)	—	—	(9)
Total net gains (losses) on derivatives and hedging activities	1	(1)	—	(3)	(3)
Net gains (losses) on trading securities[2]	—	5	—	—	5
Total impact to other income (loss)	1	4	—	(3)	2
Total net effect of hedging activities[3]	$(19)	$(21)	$(1)	$5	$(36)

	For the Three Months Ended June 30, 2016
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$7	$1	$(1)	$1	$8
Net interest settlements	(46)	(37)	—	20	(63)
Total impact to net interest income	(39)	(36)	(1)	21	(55)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	(1)	(8)	—	1	(8)
Gains (losses) on economic hedges	—	(22)	—	—	(22)
Total net gains (losses) on derivatives and hedging activities	(1)	(30)	—	1	(30)
Net gains (losses) on trading securities[2]	—	18	—	—	18
Total impact to other income (loss)	(1)	(12)	—	1	(12)
Total net effect of hedging activities[3]	$(40)	$(48)	$(1)	$22	$(67)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off-market derivatives.

2
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3	The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Six Months Ended June 30, 2017
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$10	$3	$(1)	$(2)	$—	$10
Net interest settlements	(56)	(56)	—	31	—	(81)
Total impact to net interest income	(46)	(53)	(1)	29	—	(71)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	2	14	—	(6)	—	10
Gains (losses) on economic hedges	—	(8)	—	—	—	(8)
Price alignment amount on derivatives[2]	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	2	6	—	(6)	1	3
Net gains (losses) on trading securities[3]	—	10	—	—	—	10
Total impact to other income (loss)	2	16	—	(6)	1	13
Total net effect of hedging activities[4]	$(44)	$(37)	$(1)	$23	$1	$(58)

	For the Six Months Ended June 30, 2016
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$13	$1	$(1)	$—	$13
Net interest settlements	(96)	(77)	—	39	(134)
Total impact to net interest income	(83)	(76)	(1)	39	(121)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	1	(3)	—	(7)	(9)
Gains (losses) on economic hedges	—	(64)	—	—	(64)
Total net gains (losses) on derivatives and hedging activities	1	(67)	—	(7)	(73)
Net gains (losses) on trading securities[3]	—	51	—	—	51
Total impact to other income (loss)	1	(16)	—	(7)	(22)
Total net effect of hedging activities[4]	$(82)	$(92)	$(1)	$32	$(143)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off-market derivatives.

2	Effective January 3, 2017, amount includes the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

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

The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Gains (losses) on interest rate swaps economically hedging our investments	$(6)	$(18)	$(1)	$(55)
Interest settlements	(3)	(4)	(7)	(9)
Net gains (losses) on investment derivatives	(9)	(22)	(8)	(64)
Net gains (losses) on related trading securities	5	18	10	51
Net gains (losses) on economic investment hedge relationships	$(4)	$(4)	$2	$(13)

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Compensation and benefits	$14	$12	$27	$26
Contractual services	3	3	6	6
Professional fees	5	3	10	4
Other operating expenses	5	5	10	9
Total operating expenses	27	23	53	45
Federal Housing Finance Agency	2	2	5	4
Office of Finance	2	1	4	3
Other, net	—	1	1	2
Total other expense	$31	$27	$63	$54

Other expense totaled $31 million and $63 million for the three and six months ended June 30, 2017 compared to $27 million and $54 million for the same periods last year. The increase in other expense was primarily due to an increase in professional fees as a result of hiring external resources to assist with improving our internal control environment.

STATEMENTS OF CONDITION

Financial Highlights

Our total assets decreased to $165.0 billion at June 30, 2017 from $180.6 billion at December 31, 2016. Our total liabilities decreased to $157.6 billion at June 30, 2017 from $173.2 billion at December 31, 2016. Total capital remained stable at $7.4 billion at June 30, 2017 and December 31, 2016. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash and Due from Banks

At June 30, 2017, our total cash balance was $964 million compared to $223 million at December 31, 2016. Our cash balance was high at June 30, 2017 due to limited investment opportunities on the last day of the quarter.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	June 30, 2017	December 31, 2016
Commercial banks	$84,998	$94,939
Savings institutions	1,480	1,376
Credit unions	3,398	2,903
Non-captive insurance companies	18,416	17,441
Captive insurance companies	9,867	14,510
Community development financial institution	2	3
Total member advances	118,161	131,172
Housing associates	73	61
Non-member borrowers	604	304
Total par value	$118,838	$131,537

Our total advance par value decreased $12.7 billion or 10 percent at June 30, 2017 when compared to December 31, 2016. The decrease in total par value was primarily due to the repayment of $14.6 billion in advances held by a large depository institution member and $4.6 billion held by certain captive insurance company members. As a result of the final rule on membership issued by the Finance Agency effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance company members ineligible for FHLBank membership. In accordance with the final rule, captive insurance company members that were admitted as members after September 12, 2014 (the date the Finance Agency proposed this rule) had their memberships terminated on February 17, 2017. Captive insurance company members that were admitted as members prior to September 12, 2014 will also have their memberships terminated no later than February 19, 2021. As of June 30, 2017, captive insurance company members held approximately $9.9 billion in advances.

The following table summarizes our advances by product type (dollars in millions):

	June 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Variable rate	$81,284	69	$104,594	80
Fixed rate	35,941	30	25,453	19
Amortizing	1,613	1	1,490	1
Total par value	118,838	100	131,537	100
Premiums	65		83
Discounts	(5)		(7)
Fair value hedging adjustments	(20)		(12)
Total advances	$118,878		$131,601

Fair value hedging adjustments changed $8 million at June 30, 2017 when compared to December 31, 2016 due to the impact of interest rates on our cumulative fair value adjustments on advances in hedge relationships.

At June 30, 2017 and December 31, 2016, 38 and 59 percent of our advances were variable rate callable advances. Callable advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Interest rates on our variable rate callable advances reset at each call date to be consistent with either the underlying LIBOR index or our current offering rate of our underlying cost of funds. In addition, we retain the flexibility to adjust the spread relative to our cost of funds for the majority of these variable rate advances on each reset date. We generally fund our variable rate callable advances with either discount notes, LIBOR indexed debt, or debt swapped to a LIBOR index. During the second quarter, we changed our pricing on certain variable rate callable advance products. As a result, we experienced a decrease in advance balances and a change in the composition of our advance portfolio to a higher percentage of fixed rate advances during the second quarter of 2017. For additional discussion on our funding strategies, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

At June 30, 2017 and December 31, 2016, advances outstanding to our five largest member borrowers totaled $76.9 billion and $92.2 billion, representing 65 and 70 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at June 30, 2017 (dollars in millions):

	Amount	% of Total
Wells Fargo Bank, N.A.	$62,500	53
Transamerica Life Insurance Company[1]	4,145	3
Truman Insurance Company[2]	3,588	3
ZB, National Association	3,400	3
Principal Life Insurance Company	3,250	3
Total par value	$76,883	65

1	Excludes $2 billion of advances with Transamerica Premier Life Insurance Company, an affiliate of Transamerica Life Insurance Company.

2	Represents a captive insurance company member whose membership will terminate within five years of the Finance Agency's final rule on membership that became effective February 19, 2016.

As indicated in the table above, one of our top five largest member borrowers at June 30, 2017 was a captive insurance company member. As of June 30, 2017, we had six captive insurance company members with total advances outstanding of $9.9 billion, which represented eight percent of our total advances outstanding. In accordance with the Finance Agency final rule affecting FHLBank membership, all of our remaining captive insurance company members, including one of our top five largest borrowers, will have their membership terminated on or before February 19, 2021. The magnitude of the impact of the final rule at that date will depend, in part, on our size and profitability at the time of membership termination or maturity of the related advances.

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

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no probable credit losses on our advances as of June 30, 2017 and December 31, 2016. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following tables summarize information on our mortgage loans held for portfolio (dollars in millions):

	June 30, 2017
	MPF	MPP	Total
Fixed rate conventional loans	$6,007	$315	$6,322
Fixed rate government-insured loans	504	35	539
Total unpaid principal balance	6,511	350	6,861
Premiums	85	11	96
Discounts	(7)	—	(7)
Basis adjustments from mortgage loan commitments	5	—	5
Total mortgage loans held for portfolio	6,594	361	6,955
Allowance for credit losses	(2)	—	(2)
Total mortgage loans held for portfolio, net	$6,592	$361	$6,953

	December 31, 2016
	MPF	MPP	Total
Fixed rate conventional loans	$5,907	$361	$6,268
Fixed rate government-insured loans	513	42	555
Total unpaid principal balance	6,420	403	6,823
Premiums	82	14	96
Discounts	(8)	(1)	(9)
Basis adjustments from mortgage loan commitments	5	—	5
Total mortgage loans held for portfolio	6,499	416	6,915
Allowance for credit losses	(2)	—	(2)
Total mortgage loans held for portfolio, net	$6,497	$416	$6,913

Our total mortgage loans remained relatively stable at June 30, 2017 when compared to December 31, 2016. The slight increase was primarily due to loan purchases exceeding principal paydowns. For additional discussion on our mortgage loan credit risk, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets."

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	June 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	3,500	9	5,925	14
Federal funds sold	5,100	14	5,095	12
Total short-term investments	8,601	23	11,021	26
Long-term investments[2]
Interest-bearing deposits	1	—	1	—
Mortgage-backed securities
GSE single-family	4,247	12	4,804	12
GSE multifamily	11,891	31	12,156	30
Other U.S. obligations single-family[3]	3,966	11	3,864	9
Other U.S. obligations commercial[3]	3	—	4	—
Private-label residential	14	—	16	—
Total mortgage-backed securities	20,121	54	20,844	51
Non-mortgage-backed securities
Other U.S. obligations[3]	3,530	9	3,745	9
GSE and Tennessee Valley Authority obligations	3,310	9	3,359	8
State or local housing agency obligations	1,643	4	1,697	4
Other	557	1	551	2
Total non-mortgage-backed securities	9,040	23	9,352	23
Total long-term investments	29,162	77	30,197	74
Total investments	$37,763	100	$41,218	100

1	Short-term investments have original maturities equal to or less than one year.

2	Long-term investments have original maturities of greater than one year.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

Our investments decreased $3.5 billion or eight percent at June 30, 2017 when compared to December 31, 2016 due primarily to a reduction in money market investments needed to manage our liquidity position during the quarter.

The Finance Agency limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 2.58 at both June 30, 2017 and December 31, 2016.

We evaluate AFS and HTM securities in an unrealized loss position for other-than-temporary-impairment (OTTI) on at least a quarterly basis. As part of our OTTI evaluation, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we will recognize an OTTI charge to earnings equal to the entire difference between the security's amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, we perform analyses to determine if any of these securities are other-than-temporarily impaired. At June 30, 2017 we did not consider any of these securities to be other-than-temporarily-impaired. Refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis performed at June 30, 2017.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At June 30, 2017 and December 31, 2016, the carrying value of consolidated obligations for which we are primarily liable totaled $155.7 billion and $170.8 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	June 30, 2017	December 31, 2016
Par value	$66,668	$81,019
Discounts and concession fees[1]	(110)	(72)
Total	$66,558	$80,947

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes decreased $14.4 billion or 18 percent at June 30, 2017 when compared to December 31, 2016. The decrease was primarily due to our increased use of bonds in place of discount notes in response to changes in our advance products outstanding during the second quarter. For additional information on our discount notes, refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

BONDS

The following table summarizes information on our bonds (dollars in millions):

	June 30, 2017	December 31, 2016
Total par value	$89,322	$90,053
Premiums	224	254
Discounts and concession fees[1]	(69)	(79)
Fair value hedging adjustments	(306)	(330)
Total bonds	$89,171	$89,898

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds remained relatively stable at June 30, 2017 when compared to December 31, 2016. The slight decrease was driven by a decline in the amount of consolidated obligations needed to fund the Bank’s assets. Fair value hedging adjustments changed $24 million at June 30, 2017 when compared to December 31, 2016 due to the impact of interest rates on our cumulative fair value adjustments on bonds in hedge relationships.

For additional information on our bonds, refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Deposits

Deposit levels will vary based on member alternatives for short-term investments. Our deposits decreased $149 million or 13 percent at June 30, 2017 when compared to December 31, 2016 due to a decrease in interest-bearing deposits.

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

Our total mandatorily redeemable capital stock balance decreased $184 million at June 30, 2017 when compared to December 31, 2016 due primarily to the repurchase of $148 million in capital stock outstanding to certain captive insurance company members in the first quarter of 2017. The repurchase was in response to the Finance Agency final rule affecting membership eligibility that became effective February 19, 2016. In accordance with the final rule, on February 17, 2017, we terminated the membership of all captive insurance company members that were admitted as members after September 12, 2014 (the date the Finance Agency proposed this rule) and repurchased outstanding capital stock to these captive insurance company members in the amount of $148 million. Captive insurance company members that were admitted as members prior to September 12, 2014 will also have their memberships terminated no later than February 19, 2021. At June 30, 2017 and December 31, 2016, our mandatorily redeemable capital stock totaled $480 million and $664 million.

Capital

The following table summarizes information on our capital (dollars in millions):

	June 30, 2017	December 31, 2016
Capital stock	$5,623	$5,917
Additional capital from merger	—	52
Retained earnings	1,684	1,450
Accumulated other comprehensive income (loss)	89	(18)
Total capital	$7,396	$7,401

Our capital remained relatively stable at June 30, 2017 when compared to December 31, 2016. The slight decrease was due to a decline in capital stock due to a decrease in member activity and a decline in additional capital from merger driven by dividend payments paid during 2017. As a result of the second quarter dividend payment, the additional capital from merger balance was depleted. These decreases were partially offset by an increase in retained earnings due to net income earned and an increase in AOCI due primarily to unrealized gains on our MBS GSE and agency securities. Refer to “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock” for additional information on our capital stock activity.

Derivatives

We use derivatives to manage interest rate risk in our Statements of Condition. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	June 30, 2017	December 31, 2016
Interest rate swaps
Noncallable	$49,257	$49,887
Callable by counterparty	2,637	3,287
Callable by the Bank	172	136
Total interest rate swaps	52,066	53,310
Forward settlement agreements (TBAs)	110	94
Mortgage delivery commitments	113	102
Total notional amount	$52,289	$53,506

The notional amount of our derivative contracts decreased $1.2 billion or 2 percent at June 30, 2017 when compared to December 31, 2016. During 2017, we reduced our use of swapped consolidated obligation bonds in response to market conditions, and increased our utilization of LIBOR indexed debt to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the six months ended June 30, 2017, proceeds from the issuance of bonds and discount notes were $26.8 billion and $118.1 billion compared to $49.4 billion and $143.5 billion for the same period in 2016. We continued to issue shorter-term discount notes as well as term fixed and floating rate, callable, and step-up rate consolidated obligation bonds to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

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

We monitor our debt refinancing risk and continue to enhance our liquidity and funding management. In measuring the level of assets requiring refinancing, we consider the maturity characteristics of our assets and liabilities. The following table presents the composition of our assets and liabilities by maturity (dollars in millions):

	June 30, 2017			December 31, 2016
	1 year or less	> 1 year	Total	1 year or less	> 1 year	Total
Assets
Investments[1]	$11,957	$25,383	$37,340	$14,265	$26,653	$40,918
Advances[2]	42,783	76,055	118,838	22,533	109,004	131,537
Mortgage loans held for portfolio[3]	969	5,892	6,861	862	5,961	6,823
Other interest earning assets[4]	—	—	—	200	—	200
Subtotal	$55,709	$107,330	163,039	$37,860	$141,618	179,478
Other[5]			1,949			1,127
Total assets			$164,988			$180,605

Liabilities
Consolidated obligation bonds[6]	$48,266	$41,056	$89,322	$47,733	$42,320	$90,053
Consolidated obligation discount notes[6]	66,668	—	66,668	81,019	—	81,019
Subtotal	$114,934	$41,056	155,990	$128,752	$42,320	171,072
Other[5]			1,602			2,132
Total liabilities			$157,592			$173,204
Maturity gap	$59,225			$90,892
Maturity gap percentage[7]	36%			50%

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

2
Represents the principal balance of advances based on contractual maturity. At June 30, 2017 and December 31, 2016, 38 percent and 60 percent of our advances are callable, many of which have call dates in the next year. For further detail of our advance call dates, refer to "Item 1. Financial Statements — Note 7 — Advances".

3
Represents the principal balance of MPF and MPP mortgage loans based on expected maturity, which factors in projected prepayments. Certain assumptions are factored into the greater than one year bucket as they are not monitored as part of the maturity gap.

4	Represents loans outstanding to other FHLBanks at December 31, 2016. There were no loans outstanding to other FHLBanks at June 30, 2017.

5	Represents all other assets or liabilities reflected in the Bank's Statements of Condition that are not monitored as part of the maturity gap.

6	Represents the principal balance of consolidated obligations based on contractual maturity.

7	The maturity gap percentage is calculated as the maturity gap divided by total assets.

During the first half of 2017, we continued to monitor the maturity gap between our assets and liabilities and made efforts to reduce our maturity gap percentage to reduce the level of refinancing risk that could potentially occur if we could not obtain funding in the capital markets due to an unforeseen event. Our maturity gap objective in the future may vary based on a number of factors, including our member borrowing needs, supply and demand in the debt markets, and other factors.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of July 31, 2017, our consolidated obligations were rated AA+/A-1+ by Standard and Poor's and Aaa/P-1 by Moody's and both ratings had a stable outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2016 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations which are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At June 30, 2017 and December 31, 2016, the total par value of outstanding consolidated obligations for which we are primarily liable was $156.0 billion and $171.1 billion. At June 30, 2017 and December 31, 2016, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $855.5 billion and $818.2 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of July 31, 2017, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the six months ended June 30, 2017, repayments of consolidated obligations totaled $160.1 billion compared to $164.2 billion for the same period in 2016. A portion of these payments were due to the call of certain bonds in an effort to better match our projected asset cash flows. During the six months ended June 30, 2017 and 2016, we called bonds with a total par value of $95 million and $1.0 billion.

During the six months ended June 30, 2017, advance disbursements totaled $130.2 billion compared to $117.8 billion for the same period in 2016. During the six months ended June 30, 2017, investment purchases (excluding overnight investments) totaled $48.6 billion compared to $62.6 billion for the same period in 2016. Investment purchases during each period were primarily driven by the purchase of money market investments, including secured resale agreements in an effort to manage our liquidity position.

We also use liquidity to purchase mortgage loans, repay member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

LIQUIDITY REQUIREMENTS
Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members' current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At June 30, 2017 and December 31, 2016, we were in compliance with all three of the Finance Agency liquidity requirements.
In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At June 30, 2017 and December 31, 2016, we were in compliance with this liquidity guidance.
Capital

CAPITAL REQUIREMENTS

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock, (including mandatorily redeemable capital stock), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock), additional capital from merger, and retained earnings. It does not include AOCI. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. Nonpermanent capital includes additional capital from merger. At June 30, 2017 and December 31, 2016, we were in compliance with all three of the Finance Agency's regulatory capital requirements. Refer to "Item 1. Financial Statements — Note 12 — Capital" for additional information.

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

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days' written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At June 30, 2017 and December 31, 2016, we had no excess capital stock outstanding.

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	June 30, 2017	December 31, 2016
Commercial banks	$4,176	$4,549
Savings institutions	126	121
Credit unions	357	320
Non-captive insurance companies	531	296
Captive insurance companies	433	631
Total GAAP capital stock	5,623	5,917
Mandatorily redeemable capital stock	480	664
Total regulatory capital stock	$6,103	$6,581

The decrease in regulatory capital stock held at June 30, 2017 when compared to December 31, 2016 was due to a decline in mandatorily redeemable capital stock and in GAAP capital stock. The decline in the mandatorily redeemable capital stock was driven by the repurchase of capital stock held by certain captive insurance company members whose membership was terminated on February 17, 2017 in response to the Finance Agency final rule affecting FHLBank membership. The decrease in GAAP capital stock was due to a decline in member activity.

Additional Capital from Merger

We recognized net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a capital account captioned “Additional capital from merger.” We treated this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends on capital stock were paid from this account following the Merger until the balance was depleted following the first quarter dividend payment in May 2017.

Retained Earnings
Our Enterprise Risk Management Policy (ERMP) includes a target level of retained earnings and additional capital from merger based on the amount we believe necessary to protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to enable us to return to our targeted level of retained earnings over time. At June 30, 2017, we exceeded our retained earnings target.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance our capital position by allocating the earnings historically paid to satisfy the Resolution Funding Corporation obligation to a separate restricted retained earnings account. Under the JCE Agreement, we allocate 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately in our Statements of Condition. At June 30, 2017 and December 31, 2016, our restricted retained earnings balance totaled $285 million and $231 million. One percent of our average balance of outstanding consolidated obligations for the three months ended March 31, 2017 was $1.7 billion. For more information on our JCE Agreement, refer to "Item 1. Business — Retained Earnings" in our 2016 Form 10-K.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Aggregate cash dividends paid[1]	$45	$35	$88	$66
Effective combined annualized dividend rate paid on capital stock	3.10%	2.94%	3.08%	2.88%
Annualized dividend rate paid on membership capital stock	1.00%	0.50%	0.88%	0.50%
Annualized dividend rate paid on activity-based capital stock	3.50%	3.50%	3.50%	3.50%
Average three-month LIBOR	1.20%	0.64%	1.14%	0.63%

1
Amounts for the three and six months ended June 30, 2017 exclude cash dividends of $4 million and $10 million paid on mandatorily redeemable capital stock, which is recorded as interest expense on the Statements of Income. Amounts for the three and six months ended June 30, 2016 exclude cash dividends of $3 million and $4 million paid on mandatorily redeemable capital stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our 2016 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2017 with the exception of one policy noted below:

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

LEGISLATIVE AND REGULATORY DEVELOPMENTS

FHLBank Capital Requirements

On July 3, 2017, the Finance Agency published a proposed rule to adopt, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the Finance Agency) pertaining to the capital requirements for the FHLBanks. The proposed rule would carry over most of the existing regulations without material change but would substantively revise the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions would remove requirements that we calculate credit risk capital charges and unsecured credit limits based on ratings issued by a Nationally Recognized Statistical Rating Organization (NRSRO), and instead require that we establish and use their own internal rating methodology. With respect to derivatives, the proposed rule would impose a new capital charge for cleared derivatives, which under the existing rule do not carry a capital charge, to align with the Dodd-Frank Act’s clearing mandate. The proposed rule also would revise the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The Finance Agency proposes to retain for now the percentages used in the tables to calculate capital charges for mortgage-related assets, and to address the methodology for residential mortgage assets at a later date. While a March, 2009 regulatory directive pertaining to certain liquidity matters will continue to remain in place, the Finance Agency also proposes to rescind certain minimum regulatory liquidity requirements for the FHLBanks and address these liquidity requirements in a separate rulemaking.

We continue to evaluate the proposed rule but do not expect this rule, if adopted in final form, to materially affect our financial condition or results of operations. Comments on the proposed rule are due by September 1, 2017.

FHLBank Membership for Non-Federally-Insured Credit Unions

On June 5, 2017, the Finance Agency issued a final rule effective July 5, 2017 governing FHLBank membership that would implement statutory amendments to the FHLBank Act authorizing FHLBanks to accept applications for membership from state-chartered credit unions without federal share insurance, provided that certain prerequisites have been met. The new rule generally treats these credit unions the same as other depository institutions with an additional requirement that they obtain: (1) an affirmative statement from their state regulator that they meet the requirements for federal insurance as of the date of their application for FHLBank membership; (2) a written statement from the state regulator that it cannot or will not make any determination regarding eligibility for federal insurance; or (3) if the regulator fails or refuses to respond to the credit union’s request within six months, confirmation of the failure to receive a response.

We do not expect this rule to materially affect our financial condition or results of operations.

Minority and Women Inclusion

On July 25, 2017, the Finance Agency published a final rule, effective August 24, 2017, amending its Minority and Women Inclusion regulations to clarify the scope of our obligation to promote diversity and ensure inclusion. The final rule updates the existing Finance Agency regulations aimed at promoting diversity and the inclusion and use of minorities, women, and individuals with disabilities, and the businesses they own (MWDOB) in all Bank business and activities, including management, employment, and contracting. The final rule would:

•
require us to develop stand-alone diversity and inclusion strategic plans or incorporate diversity and inclusion into our existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

•	encourage us to expand contracting opportunities for minorities, women, and individuals with disabilities through subcontracting arrangements;

•	require us to develop policies that address reasonable accommodations for employees to observe their religious beliefs;

•
require us to provide information in our annual reports to the Finance Agency about our efforts to advance diversity and inclusion through financial transactions, identification of ways in which we might be able to improve business with the Bank by enhancing customer access by MWDOB businesses, including through our affordable housing and community investment programs and strategies for promoting the diversity of supervisors and managers;

•	require us to classify and provide additional data in our annual reports about the number and amounts paid under our contracts with MWDOB.

We do not expect this final rule to materially affect our financial condition or results of operations, but anticipate that it may result in increased compliance costs and substantially increase the amount of tracking, monitoring, and reporting that would be required.

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

Market Risk

We define market risk as the risk that Market Value of Capital Stock (MVCS) or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk was our predominant type of market risk exposure during the six months ended June 30, 2017 and 2016. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and derivatives, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate changes and spread and volatility movements.

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

We monitor and manage to the MVCS policy limits to ensure the stability of the Bank's value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach requires a prompt action to address the measure outside of the policy limit and the breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. We were in compliance with the MVCS policy limits at June 30, 2017 and December 31, 2016.

Our down 200 basis point policy limit is suspended when the 10-year swap rate is below 2.50 percent and remains so for five consecutive days. At June 30, 2017 and December 31, 2016, the 10-year swap rate was below 2.50 percent and therefore the associated policy limit was suspended.

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous parallel changes in interest rates at June 30, 2017 and December 31, 2016:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June 30, 2017	$127.1	$128.0	$128.4	$128.0	$127.2	$126.1	$123.3
December 31, 2016	$119.8	$120.3	$120.0	$119.6	$118.7	$117.6	$114.9

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June 30, 2017	(0.8)%	—%	0.3%	—%	(0.7)%	(1.5)%	(3.7)%
December 31, 2016	0.2%	0.6%	0.4%	—%	(0.7)%	(1.7)%	(3.9)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June 30, 2017 and December 31, 2016	(12.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(12.0)%

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel changes in interest rates at June 30, 2017 and December 31, 2016:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June 30, 2017	$128.0	$128.5	$128.5	$128.0	$127.2	$126.0	$123.1
December 31, 2016	$121.0	$120.9	$120.4	$119.6	$118.3	$117.0	$114.2

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June 30, 2017	(0.1)%	0.4%	0.3%	—%	(0.7)%	(1.6)%	(3.9)%
December 31, 2016	1.2%	1.1%	0.7%	—%	(1.0)%	(2.1)%	(4.5)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June 30, 2017 and December 31, 2016	(13.0)%	(5.5)%	(2.5)%	—%	(2.5)%	(5.5)%	(13.0)%

Our base case MVCS was 128.0 at June 30, 2017 when compared to 119.6 at December 31, 2016. The change was primarily attributable to the following factors:

•
Increase in net income: We recorded net income of $270 million during the six months ended June 30, 2017, which was primarily driven by net interest income of $323 million. Dividend payments for the six months ended June 30, 2017 totaled $88 million. The earnings in excess of dividends paid had a positive impact on the market value of our assets, thereby increasing MVCS.

•
Option-adjusted spread: The spread between mortgage interest rates and LIBOR, adjusted for the mortgage prepayment option, decreased at June 30, 2017 when compared to December 31, 2016. This had a positive impact on MVCS as it increased the value of mortgage-related assets.

•
Decreased shares of activity-based capital stock: During the first half of 2017, our advance activity with members declined, and therefore our activity-based capital stock requirements decreased. As we repurchased this activity-based capital stock back at par, which is below our current MVCS level, our MVCS was positively impacted.

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
Our primary income sensitivity policy limits specify a floor on our projected return on capital stock of no less than 50 percent of average projected 3-month LIBOR over 24 months for the up and down 100 and 200 basis point parallel interest rate change scenarios as well as for the up and down 100 basis point non-parallel interest rate changes for each shock scenario. Any policy limit breach requires a prompt action to address the measure outside of the policy limit. The breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. We were in compliance with the projected 24-month income sensitivity policy limits at both June 30, 2017 and December 31, 2016. For more information on our Projected Income Sensitivity, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Projected Income Sensitivity" in our 2016 10-K.
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

At June 30, 2017 and December 31, 2016, borrowers pledged $324.3 billion and $330.4 billion of collateral (net of applicable discounts) to support activity with us, including advances. All of our advances are required to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on our credit products as of June 30, 2017 and December 31, 2016. Accordingly, we have not recorded any allowance for credit losses on our credit products.

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

The following table presents the unpaid principal balance of our MPF and MPP portfolios by product type (dollars in millions):

Product Type	June 30, 2017	December 31, 2016
MPF Conventional	$6,007	$5,907
MPF Government	504	513
Total MPF	6,511	6,420

MPP Conventional	315	361
MPP Government	35	42
Total MPP	350	403
Total mortgage loan unpaid principal balance	$6,861	$6,823

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

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional MPF and MPP mortgage loan portfolios at the balance sheet date. The measurement of our MPF and MPP allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, and (iii) estimating additional credit losses in the conventional mortgage loan portfolio. The allowance for credit losses on our conventional MPF mortgage loans was $2 million at June 30, 2017 and December 31, 2016. The allowance for credit losses on our conventional MPP mortgage loans was less than $1 million at both June 30, 2017 and December 31, 2016.

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At June 30, 2017, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from three to 15 percent based on the counterparty's credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of six to 30 percent of the eligible amount of regulatory capital, based on the counterparty's credit rating. At June 30, 2017, we were in compliance with the regulatory limits established for unsecured credit.

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

At June 30, 2017, our unsecured investment exposure consisted of overnight Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at June 30, 2017 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1,2]
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$—	$—	$450	$450
U.S subsidiaries of foreign commercial banks	—	100	—	100
Total domestic and U.S. subsidiaries of foreign commercial banks	—	100	450	550
U.S. branches and agency offices of foreign commercial banks
Canada	—	600	—	600
France	—	900	—	900
Japan	—	600	—	600
Netherlands	—	650	—	650
Norway	—	600	—	600
Sweden	1,200	—	—	1,200
Total U.S. branches and agency offices of foreign commercial banks	1,200	3,350	—	4,550
Total unsecured investment exposure	$1,200	$3,450	$450	$5,100

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Table excludes investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the FDIC.

Investment Ratings

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	June 30, 2017
	Credit Rating[1]
	AAA	AA	A	BBB	BB or Lower	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$2
Securities purchased under agreements to resell	500	250	—	2,750	—	3,500
Federal funds sold	—	1,200	3,450	450	—	5,100
Investment securities:
Mortgage-backed securities
GSE single-family	—	4,247	—	—	—	4,247
GSE multifamily	—	11,891	—	—	—	11,891
Other U.S. obligations single-family[3]	—	3,966	—	—	—	3,966
Other U.S. obligations commercial[3]	—	3	—	—	—	3
Private-label residential	—	5	—	8	1	14
Total mortgage-backed securities	—	20,112	—	8	1	20,121
Non-mortgage-backed securities
Other U.S. obligations[3]	—	3,530	—	—	—	3,530
GSE and Tennessee Valley Authority obligations	—	3,311	—	—	—	3,311
State or local housing agency obligations	1,205	438	—	—	—	1,643
Other	455	101	—	—	—	556
Total non-mortgage-backed securities	1,660	7,380	—	—	—	9,040
Total investments[4]	$2,160	$28,944	$3,450	$3,208	$1	$37,763

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

4	At June 30, 2017, fourteen percent of our total investments were unsecured.

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2016
	Credit Rating[1]
	AAA	AA	A	BBB	BB or Lower	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$2
Securities purchased under agreements to resell	1,425	250	500	3,750	—	5,925
Federal funds sold	—	200	4,050	845	—	5,095
Investment securities:
Mortgage-backed securities
GSE single-family	—	4,804	—	—	—	4,804
GSE multifamily	—	12,156	—	—	—	12,156
Other U.S. obligations single-family[3]	—	3,864	—	—	—	3,864
Other U.S. obligations commercial[3]	—	4	—	—	—	4
Private-label residential	—	—	5	9	2	16
Total mortgage-backed securities	—	20,828	5	9	2	20,844
Non-mortgage-backed securities
Other U.S. obligations[3]	—	3,745	—	—	—	3,745
GSE and Tennessee Valley Authority obligations	—	3,359	—	—	—	3,359
State or local housing agency obligations	1,242	455	—	—	—	1,697
Other	449	102	—	—	—	551
Total non-mortgage-backed securities	1,691	7,661	—	—	—	9,352
Total investments[4]	$3,116	$28,941	$4,555	$4,604	$2	$41,218

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

4	At December 31, 2016, twelve percent of our total investments were unsecured.

Our total investments decreased at June 30, 2017 when compared to December 31, 2016 due primarily to a reduction in money market investments needed to manage our liquidity position during the quarter.

At June 30, 2017 and December 31, 2016, we did not consider any of our investments to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment.”

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

We limit our investments in MBS to those guaranteed by the U.S. Government or issued by a GSE. Further, our ERMP prohibits new purchases of private-label MBS. We perform ongoing analysis on these investments to determine potential credit issues. At June 30, 2017 and December 31, 2016, we owned $20.1 billion and $20.8 billion of MBS, of which approximately 99.9 percent were guaranteed by the U.S. Government or issued by GSEs and 0.1 percent were private-label MBS at each period end.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	June 30, 2017
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral and Variation Margin for Daily Settled Contracts	Cash Collateral Pledged To (From) Counterparty and Variation Margin for Daily Settled Contracts[2]	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A	$2,419	$2	$—	$2
Liability positions with credit exposure
Uncleared derivatives
A	6,666	(84)	91	7
AA	555	(27)	28	1
BBB	1,841	(12)	13	1
Cleared derivatives[2,3]	40,364	(343)	471	128
Total derivative positions with credit exposure to non-member counterparties	51,845	(464)	603	139
Member institutions[4,5]	105	—	—	—
Total	51,950	$(464)	$603	$139
Derivative positions without credit exposure	339
Total notional	$52,289

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Includes variation margin for daily unsettled contracts of $339 million at June 30, 2017.

3
Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing's parent, CME Group Inc. was rated Aa3 by Moody's and AA- by Standard and Poor's at June 30, 2017.

4	Net credit exposure is less than $1 million.

5	Represents mortgage delivery commitments with our member institutions.

The following table shows our derivative counterparty credit exposure (dollars in millions):

	December 31, 2016
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A	$94	$1	$—	$1
Liability positions with credit exposure
Uncleared derivatives
BBB	736	(8)	9	1
Cleared derivatives[2]	40,678	(374)	563	189
Total derivative positions with credit exposure to non-member counterparties	41,508	(381)	572	191
Member institutions[3,4]	49	—	—	—
Total	41,557	$(381)	$572	$191
Derivative positions without credit exposure	11,949
Total notional	$53,506

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

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

As a result of the storm drain pipe break and water damage to our headquarters on June 22, 2017, we utilized our back-up data center, and employees worked out of a business recovery center located in Urbandale, Iowa, additional leased space in downtown Des Moines, and remotely from June 23 through July 14 of this year. During this time, our operational risk profile was further elevated. On July 17, 2017 we resumed use of our primary data center at our headquarters. No known material disruptions in member services or material impacts to our financial condition and results of operations have been experienced due to the disruption.

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, and management's previous identification of the material weakness in our internal control over financial reporting at December 31, 2016, our President and CEO, and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2017.
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
Remediation of Material Weakness in Internal Control over Financial Reporting
Management is committed to improving our overall system of internal control over financial reporting and we continue to take steps to remediate the remaining material weakness related to spreadsheet controls. These steps include streamlining certain spreadsheets, training our personnel, risk assessment of key controls and mapping to spreadsheets, and reducing our reliance on spreadsheets. These actions are subject to ongoing review by our senior management, as well as oversight by the audit committee of our board of directors. We have placed a high priority on the remediation process and are allocating the necessary resources to the remediation efforts.
Changes in Internal Control over Financial Reporting

Other than the actions described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As a result of the Merger, the Bank has been involved in certain legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairments of certain private-label MBS, as described below. Although the Seattle Bank sold all private-label MBS during the first quarter of 2015 and all of the lawsuits have been either settled or dismissed, the Bank has appealed certain claims dismissed by the court against three defendants. The private-label MBS litigation is described below. After consultation with legal counsel, other than the private-label MBS litigation, we do not believe any legal proceedings to which we are a party could have a material impact on our financial condition, results of operations, or cash flows.

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
During the three months ended June 30, 2017 we did not settle any private-label MBS claims. During the six months ended June 30, 2017, we settled a private-label MBS claim and recognized $21 million in net gains on litigation settlements. During the three and six months ended June 30, 2016, we recognized $200 million and $337 million in net gains on litigation settlements.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2016 Form 10-K. There have been no material changes to our risk factors during the six months ended June 30, 2017, except as follows:
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
Moreover, we rely heavily upon information systems and other operating technologies to conduct and manage our business. To the extent that we, our members, vendors, or counterparties experience a technical failure or interruption in any of these systems or other operating technologies, including any "cyberattacks" or other breaches of technical security, we may be unable to conduct and manage our business effectively. Although we have implemented our disaster recovery and business continuity plans, there can be no assurance that it will be able to prevent, timely and adequately address, or mitigate the negative effects of any technical failure or interruption. Any technical failure or interruption could harm our customer relations, risk management, and profitability, and could adversely impact our financial condition and results of operations.
During 2016, we identified certain control deficiencies in our internal control over financial reporting. These control deficiencies were evaluated, individually and in the aggregate, and as a result, we determined one material weakness in our internal control over financial reporting remained from the previous year which related to our failure to maintain effective controls over spreadsheets used in our financial close and reporting process. This material weakness is described more fully in “Item 4. Controls and Procedures”. These control deficiencies could result in a misstatement of any of our financial statement accounts and disclosures that could in turn result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies constitute a material weakness. In addition, other material weaknesses or deficiencies may be identified in the future.
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
On June 22, 2017, a storm drain pipe broke at our headquarters causing significant water damage to our office space and rendering it totally uninhabitable. From June 23 through July 14 of this year, we utilized our back-up data center, and employees worked out of a business recovery center located in Urbandale, Iowa, additional leased space in downtown Des Moines, and remotely. On July 17, 2017, we resumed use of our primary data center at our headquarters; however, staff continue to work from alternative locations. Through the time of this filing we have not experienced material disruptions in member services or material impacts to our financial condition and results of operations; however, there can be no assurance that future technical failures or interruption will not take place. Any technical failure or interruption could harm our customer relations, risk management, and profitability, and could adversely impact our financial condition and results of operations.

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

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	August 9, 2017

By:	/s/ Michael L. Wilson
Michael L. Wilson President and Chief Executive Officer

By:	/s/ Ardis E. Kelley
Ardis E. Kelley Senior Vice President and Chief Accounting Officer and Chief Strategic Planning Officer (Principal Accounting Officer)