Form 10-Q
period 2017-09-30
Federal Home Loan Bank of Des Moines
filed 2017-11-09
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51999

FEDERAL HOME LOAN BANK OF DES MOINES
(Exact name of registrant as specified in its charter)

Federally chartered corporation (State or other jurisdiction of incorporation or organization)	42-6000149 (I.R.S. employer identification number)

Financial Center 666 Walnut Street Des Moines, IA (Address of principal executive offices)	50309 (Zip code)

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

☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2017
Class B Stock, par value $100	57,074,826

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$218	$223
Interest-bearing deposits	1	2
Securities purchased under agreements to resell	5,500	5,925
Federal funds sold	6,770	5,095
Investment securities
Trading securities (Note 3)	1,792	2,553
Available-for-sale securities (Note 4)	21,459	22,969
Held-to-maturity securities (fair value of $3,880 and $4,706) (Note 5)	3,819	4,674
Total investment securities	27,070	30,196
Advances (Note 7)	117,514	131,601
Mortgage loans held for portfolio, net of allowance for credit losses of $2 and $2 (Notes 8 and 9)	7,031	6,913
Loans to other FHLBanks	—	200
Accrued interest receivable	239	197
Derivative assets, net (Note 10)	119	191
Other assets	83	62
TOTAL ASSETS	$164,545	$180,605
LIABILITIES
Deposits
Interest-bearing	$861	$1,021
Non-interest-bearing	73	92
Total deposits	934	1,113
Consolidated obligations (Note 11)
Discount notes	52,976	80,947
Bonds	102,294	89,898
Total consolidated obligations	155,270	170,845
Mandatorily redeemable capital stock (Note 12)	422	664
Accrued interest payable	227	180
Affordable Housing Program payable	137	116
Derivative liabilities, net (Note 10)	3	76
Other liabilities	54	210
TOTAL LIABILITIES	157,047	173,204
Commitments and contingencies (Note 14)
CAPITAL (Note 12)
Capital stock - Class B putable ($100 par value); 56 and 59 issued and outstanding shares	5,624	5,917
Additional capital from merger	—	52
Retained earnings
Unrestricted	1,463	1,219
Restricted	311	231
Total retained earnings	1,774	1,450
Accumulated other comprehensive income (loss)	100	(18)
TOTAL CAPITAL	7,498	7,401
TOTAL LIABILITIES AND CAPITAL	$164,545	$180,605

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
INTEREST INCOME
Advances	$451	$237	$1,164	$594
Prepayment fees on advances, net	—	1	1	6
Interest-bearing deposits	—	1	1	2
Securities purchased under agreements to resell	14	4	30	13
Federal funds sold	26	5	53	13
Trading securities	12	13	35	39
Available-for-sale securities	98	63	266	176
Held-to-maturity securities	20	19	60	59
Mortgage loans held for portfolio	59	56	176	176
Total interest income	680	399	1,786	1,078
INTEREST EXPENSE
Consolidated obligations - Discount notes	163	98	396	320
Consolidated obligations - Bonds	338	177	877	428
Deposits	1	1	3	1
Mandatorily redeemable capital stock	4	6	13	15
Total interest expense	506	282	1,289	764
NET INTEREST INCOME	174	117	497	314
Provision (reversal) for credit losses on mortgage loans	1	1	1	2
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	173	116	496	312
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	1	(2)	10	51
Net gains (losses) on derivatives and hedging activities	(2)	(3)	1	(76)
Gains on litigation settlements, net	—	—	21	337
Other, net	5	—	13	7
Total other income (loss)	4	(5)	45	319
OTHER EXPENSE
Compensation and benefits	12	13	39	39
Contractual services	2	1	8	7
Professional fees	5	4	15	8
Other operating expenses	6	5	16	14
Federal Housing Finance Agency	3	2	8	6
Office of Finance	1	2	5	5
Other, net	1	1	2	3
Total other expense	30	28	93	82
NET INCOME BEFORE ASSESSMENTS	147	83	448	549
Affordable Housing Program assessments	15	9	46	56
NET INCOME	$132	$74	$402	$493

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$132	$74	$402	$493
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	12	46	117	45
Pension and postretirement benefits	(1)	—	1	—
Total other comprehensive income (loss)	11	46	118	45
TOTAL COMPREHENSIVE INCOME (LOSS)	$143	$120	$520	$538

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)		Additional Capital from Merger
	Shares	Par Value
BALANCE, DECEMBER 31, 2015	47	$4,714	$194
Comprehensive income (loss)	—	—	—
Proceeds from issuance of capital stock	48	4,792	—
Repurchases/redemptions of capital stock	(31)	(3,116)	—
Net shares reclassified (to) from mandatorily redeemable capital stock	(7)	(732)	—
Cash dividends on capital stock	—	—	(102)
BALANCE, SEPTEMBER 30, 2016	57	$5,658	$92

BALANCE, DECEMBER 31, 2016	59	$5,917	$52
Comprehensive income (loss)	—	—	—
Proceeds from issuance of capital stock	43	4,364	—
Repurchases/redemptions of capital stock	(46)	(4,617)	—
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(40)	—
Cash dividends on capital stock	—	—	(52)
BALANCE, SEPTEMBER 30, 2017	56	$5,624	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL (continued from previous page)
(dollars and shares in millions)
(Unaudited)

	Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2015	$700	$101	$801	$(84)	$5,625
Comprehensive income (loss)	394	99	493	45	538
Proceeds from issuance of capital stock	—	—	—	—	4,792
Repurchases/redemptions of capital stock	—	—	—	—	(3,116)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(732)
Cash dividends on capital stock	—	—	—	—	(102)
BALANCE, SEPTEMBER 30, 2016	$1,094	$200	$1,294	$(39)	$7,005

BALANCE, DECEMBER 31, 2016	$1,219	$231	$1,450	$(18)	$7,401
Comprehensive income (loss)	322	80	402	118	520
Proceeds from issuance of capital stock	—	—	—	—	4,364
Repurchases/redemptions of capital stock	—	—	—	—	(4,617)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(40)
Cash dividends on capital stock	(78)	—	(78)	—	(130)
BALANCE, SEPTEMBER 30, 2017	$1,463	$311	$1,774	$100	$7,498

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$402	$493
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	30	37
Net (gains) losses on trading securities	(10)	(51)
Net change in derivatives and hedging activities	—	5
Other adjustments	7	(5)
Net change in:
Accrued interest receivable	(85)	(64)
Other assets	(2)	(1)
Accrued interest payable	46	62
Other liabilities	(11)	42
Total adjustments	(25)	25
Net cash provided by (used in) operating activities	377	518
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	40	(366)
Securities purchased under agreements to resell	425	525
Federal funds sold	(1,675)	(2,365)
Premises, software, and equipment	(25)	(7)
Loans to other FHLBanks	200	—
Trading securities
Proceeds from maturities of long-term	771	1,617
Purchases of long-term	—	(1,597)
Available-for-sale securities
Proceeds from sales and maturities of long-term	1,962	1,902
Purchases of long-term	(402)	(3,465)
Held-to-maturity securities
Proceeds from sales and maturities of long-term	844	1,178
Purchases of long-term	—	(64)
Advances
Principal collected	211,223	134,568
Originated or purchased	(197,191)	(171,179)
Mortgage loans held for portfolio
Principal collected	790	931
Originated or purchased	(925)	(988)
Proceeds from sales of foreclosed assets	7	10
Net cash provided by (used in) investing activities	16,044	(39,300)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
FINANCING ACTIVITIES
Net change in deposits	(171)	(77)
Net payments on derivative contracts with financing elements	(3)	(4)
Net proceeds from issuance of consolidated obligations
Discount notes	162,882	209,409
Bonds	53,241	77,918
Payments for maturing and retiring consolidated obligations
Discount notes	(190,878)	(223,948)
Bonds	(40,832)	(26,667)
Proceeds from issuance of capital stock	4,364	4,792
Payments for repurchases/redemptions of capital stock	(4,617)	(3,116)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(282)	(160)
Cash dividends paid	(130)	(102)
Net cash provided by (used in) financing activities	(16,426)	38,045
Net increase (decrease) in cash and due from banks	(5)	(737)
Cash and due from banks at beginning of the period	223	982
Cash and due from banks at end of the period	$218	$245

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$1,747	$1,200
Affordable Housing Program payments	25	14
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	43	20
Mortgage loan charge-offs	1	2
Transfers of mortgage loans to other assets	5	6
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	40	732

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Background Information

The Federal Home Loan Bank of Des Moines (the Bank) is a federally chartered corporation organized on October 31, 1932, that is exempt from all federal, state, and local taxation (except real property taxes) and is one of 11 district Federal Home Loan Banks (FHLBanks). The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932 (FHLBank Act). With the passage of the Housing and Economic Recovery Act of 2008 (Housing Act), the Federal Housing Finance Agency (Finance Agency) was established and became the new independent federal regulator of Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, Enterprises), as well as the FHLBanks and FHLBanks’ Office of Finance, effective July 30, 2008. The Finance Agency’s mission is to ensure that the Enterprises and FHLBanks operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment. The Finance Agency establishes policies and regulations governing the operations of the Enterprises and FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.

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

The Bank’s current and former members own all of the outstanding capital stock of the Bank. Former members own capital stock (included in mandatorily redeemable capital stock) to support business transactions still carried on the Bank’s Statements of Condition. All stockholders, including current and former members, may receive dividends on their capital stock investment to the extent declared by the Bank’s Board of Directors.

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2016, which are contained in the Bank’s 2016 Annual Report on Form 10-K filed with the SEC on March 21, 2017 (2016 Form 10-K).

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

FHLB Des Moines Headquarters. On June 22, 2017, a storm pipe broke at the Bank’s headquarters causing significant water damage to the Bank’s office space and rendering it totally uninhabitable. From June 23 through July 14 of this year, the Bank utilized its back-up data center, and employees worked out of a business recovery center located in Urbandale, Iowa, additional leased space in downtown Des Moines, and remotely. On July 17, 2017, the Bank resumed use of its primary data center at its headquarters, which was not damaged. However, as a result of the water damage, the estimated time to complete repairs, and the Bank’s plan to relocate its headquarters to a building in downtown Des Moines that it purchased in April of 2017, the Bank terminated its lease with Wells Fargo Financial, an affiliate of Wells Fargo Bank effective September 30, 2017. The Bank entered into a nine month lease agreement with Wells Fargo Financial effective September 30, 2017 to lease approximately 1,200 square feet of the former headquarters to support general business functions. In addition, in July and August 2017, the Bank amended the Bank’s lease at 666 Walnut St., Des Moines, Iowa to lease additional space for the Bank’s temporary headquarters. The Bank expects to remain at this location until its recently purchased building at 909 Locust St., Des Moines, Iowa is ready for occupancy, which is currently anticipated for late 2018. Through the date of this filing, there have been no material disruptions to the Bank’s operations or to its ability to serve its members.

The Bank incurred immaterial expenses related to damages caused by the storm drain break during the second and third quarters of 2017 primarily related to the write-off of equipment and lease costs related to back-up office space. The Bank anticipates that insurance, less applicable deductibles, will cover the majority of the costs incurred to maintain operations and repair or replace damaged Bank property and assets. The Bank does not expect any material expenses to be incurred during the fourth quarter.

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the nine months ended September 30, 2017, with the exception of one policy noted below which was updated in the first quarter 2017 Form 10-Q. Descriptions of all significant accounting policies are included in “Note 1 - Summary of Significant Accounting Policies” in the 2016 Form 10-K.

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

Note 2 — Recently Adopted and Issued Accounting Guidance

ADOPTED ACCOUNTING GUIDANCE

Contingent Put and Call Options in Debt Instruments

On March 14, 2016, the Financial Accounting Standards Board (FASB) issued amendments to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The guidance requires entities to apply only the four-step decision sequence when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2017. The adoption of this guidance did not have an effect on the Bank’s financial conditions, results of operations, or cash flows.
ISSUED ACCOUNTING GUIDANCE
Targeted Improvements to Accounting for Hedging Activities
On August 28, 2017, the FASB issued amended guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This guidance requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line that is used to present the earnings effect of the hedged item. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness must be recorded in other comprehensive income (OCI). In addition, the amendments include certain targeted improvements to the assessment of hedge effectiveness and permit, among other things, the following:

•	Measurement of the change in fair value of the hedged item on the basis of the benchmark rate component of the contractual coupon cash flows determine at hedge inception.

•	Measurement of the hedged item in a partial-term fair value hedge of interest-rate risk by assuming the hedged item has a term that reflects only the designated cash flows being hedged.

•
Consideration only of how changes in the benchmark interest rate affect a decision to settle a prepayable instrument before its schedule maturity in calculating the change in the fair value of the hedged item attributable to interest-rate risk.

•
For a cash flow hedge of interest-rate risk of a variable-rate financial instrument, an entity could designate as the hedge risk the variability in cash flows attributable to the contractually specified interest-rate.

This guidance becomes effective for the Bank for interim and annual periods beginning on January 1, 2019, and early adoption is permitted. For all cash flow hedges existing on the date of adoption, this guidance should be applied through a cumulative-effect adjustment to accumulated other comprehensive income (AOCI) with a corresponding adjustment to retained earnings as of the beginning of the year of adoption. The amended presentation and disclosure guidance is required only prospectively. The Bank does not intend to adopt this guidance early. The Bank is in the process of evaluating this guidance, and its effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.
Premium Amortization on Purchased Callable Debt Securities

On March 30, 2017, FASB issued guidance for the amortization period for certain purchased callable debt securities held at a premium. Specifically, this guidance requires the premium to be amortized to the earliest call date. This guidance does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This guidance affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2019, and early adoption is permitted. This guidance should be applied using a modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Bank is in the process of evaluating this guidance, but its effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.

Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

On March 10, 2017, the FASB issued the guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This guidance requires entities to disaggregate the service cost component from the other components of net benefit cost. The guidance also provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2018, and early adoption is permitted. This guidance should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The Bank has evaluated this guidance and its effect on the Bank’s financial condition, results of operations, or cash flows is not expected to be material.

Classification of Certain Cash Receipts and Cash Payments

On August 26, 2016, the FASB issued amendments to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. This guidance is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2018, and early adoption is permitted. This guidance should be applied using a retrospective transition method to each period presented. The Bank does not intend to adopt this guidance early. The adoption of this guidance will have no effect on the Bank’s financial condition, results of operations, or cash flows.
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

This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2020. Early application is permitted as of the interim and annual reporting periods beginning after December 15, 2018. This guidance should be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In addition, entities are required to use a prospective transition approach for PCD assets upon adoption and for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Bank does not intend to adopt the new guidance early. While the Bank is in the process of evaluating this guidance, the Bank expects the adoption of the guidance may result in an increase in the allowance for credit losses, including an allowance for debt securities, given the requirement to assess losses for the entire estimated life of the financial asset. The effect on the Bank’s financial condition, results of operations, and cash flows will depend upon the composition of financial assets held by the Bank at the adoption date as well as the economic conditions and forecasts at that time.

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

This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2019, and early application is permitted. This guidance requires lessors and lessees to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. The Bank does not intend to adopt this new guidance early. Upon adoption, the Bank expects to report higher assets and liabilities as a result of recording right-of-use assets and lease liabilities on its statements of condition. The Bank is in the process of evaluating this guidance, but its effect on the Bank’s financial condition, results of operations, or cash flows has not yet been determined.

Recognition and Measurement of Financial Assets and Financial Liabilities

On January 5, 2016, the FASB issued amended guidance on certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance includes, but is not limited to, the following:

•
Requires an entity to present separately in OCI the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

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

This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2018, and early adoption is only permitted for certain provisions. The amendments, in general, should be applied by means of a cumulative-effect adjustment to the statements of condition as of the beginning of the period of adoption. While this guidance will affect the Bank’s disclosures, the Bank does not expect the requirement to present the instrument-specific credit risk in OCI to have any effect on its financial condition, results of operations, or cash flows.

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

This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2018. Early application is permitted only as of the interim and annual reporting periods beginning after December 15, 2016. The Bank does not intend to adopt this new guidance early. Given that the majority of the Bank’s financial instruments and other contractual rights that generate revenue are covered by other U.S. GAAP, the effect of this guidance on the Bank’s financial condition, results of operations, and cash flows is not expected to be material.

Note 3 — Trading Securities

MAJOR SECURITY TYPES

Trading securities were as follows (dollars in millions):

	September 30, 2017	December 31, 2016
Non-mortgage-backed securities
Other U.S. obligations[1]	$203	$216
GSE and Tennessee Valley Authority obligations	861	1,611
Other[2]	274	273
Total non-mortgage-backed securities	1,338	2,100
Mortgage-backed securities
GSE multifamily	454	453
Total fair value	$1,792	$2,553

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Consists of taxable municipal bonds.

NET GAINS (LOSSES) ON TRADING SECURITIES

The Bank did not sell any trading securities during the three and nine months ended September 30, 2017 and 2016. During the three and nine months ended September 30, 2017, the Bank recorded net holding gains of $1 million and $10 million on its trading securities compared to net holding losses of $2 million and net holding gains of $51 million for the same periods in 2016.

Note 4 — Available-for-Sale Securities

MAJOR SECURITY TYPES

AFS securities were as follows (dollars in millions):

	September 30, 2017
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$3,204	$7	$(4)	$3,207
GSE and Tennessee Valley Authority obligations	1,248	27	—	1,275
State or local housing agency obligations	962	—	(1)	961
Other[3]	273	8	—	281
Total non-mortgage-backed securities	5,687	42	(5)	5,724
Mortgage-backed securities
Other U.S. obligations single-family[2]	3,831	12	(1)	3,842
GSE single-family	1,046	9	—	1,055
GSE multifamily	10,792	52	(6)	10,838
Total mortgage-backed securities	15,669	73	(7)	15,735
Total	$21,356	$115	$(12)	$21,459

	December 31, 2016
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$3,537	$5	$(13)	$3,529
GSE and Tennessee Valley Authority obligations	1,341	11	(1)	1,351
State or local housing agency obligations	1,010	—	(1)	1,009
Other[3]	272	6	—	278
Total non-mortgage-backed securities	6,160	22	(15)	6,167
Mortgage-backed securities
Other U.S. obligations single-family[2]	3,852	2	(16)	3,838
GSE single-family	1,257	7	(3)	1,261
GSE multifamily	11,714	30	(41)	11,703
Total mortgage-backed securities	16,823	39	(60)	16,802
Total	$22,983	$61	$(75)	$22,969

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	Consists of taxable municipal bonds and/or Private Export Funding Corporation (PEFCO) bonds.

UNREALIZED LOSSES

The following tables summarize AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	September 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$179	$(1)	$2,173	$(3)	$2,352	$(4)
State or local housing agency obligations	38	—	621	(1)	659	(1)
Total non-mortgage-backed securities	217	(1)	2,794	(4)	3,011	(5)
Mortgage-backed securities
Other U.S. obligations single-family[1]	—	—	914	(1)	914	(1)
GSE single-family	—	—	57	—	57	—
GSE multifamily	791	—	2,912	(6)	3,703	(6)
Total mortgage-backed securities	791	—	3,883	(7)	4,674	(7)
Total	$1,008	$(1)	$6,677	$(11)	$7,685	$(12)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$209	$—	$2,972	$(12)	$3,181	$(12)
GSE and Tennessee Valley Authority obligations	—	—	126	(1)	126	(1)
State or local housing agency obligations	354	(1)	395	(1)	749	(2)
Total non-mortgage-backed securities	563	(1)	3,493	(14)	4,056	(15)
Mortgage-backed securities
Other U.S. obligations single-family[1]	1,123	(2)	2,076	(14)	3,199	(16)
GSE single-family	545	(3)	32	—	577	(3)
GSE multifamily	2,713	(6)	6,315	(35)	9,028	(41)
Total mortgage-backed securities	4,381	(11)	8,423	(49)	12,804	(60)
Total	$4,944	$(12)	$11,916	$(63)	$16,860	$(75)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	September 30, 2017		December 31, 2016
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$200	$202	$133	$134
Due after one year through five years	720	724	489	496
Due after five years through ten years	3,725	3,734	4,452	4,447
Due after ten years	1,042	1,064	1,086	1,090
Total non-mortgage-backed securities	5,687	5,724	6,160	6,167
Mortgage-backed securities	15,669	15,735	16,823	16,802
Total	$21,356	$21,459	$22,983	$22,969

Note 5 — Held-to-Maturity Securities

MAJOR SECURITY TYPES

Held-to-maturity (HTM) securities were as follows (dollars in millions):

	September 30, 2017
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$394	$66	$—	$460
State or local housing agency obligations	473	2	(4)	471
Total non-mortgage-backed securities	867	68	(4)	931
Mortgage-backed securities
Other U.S. obligations single-family[2]	17	—	—	17
Other U.S. obligations commercial[2]	3	—	—	3
GSE single-family	2,919	6	(9)	2,916
Private-label residential	13	—	—	13
Total mortgage-backed securities	2,952	6	(9)	2,949
Total	$3,819	$74	$(13)	$3,880

	December 31, 2016
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$397	$60	$(1)	$456
State or local housing agency obligations	688	1	(11)	678
Total non-mortgage-backed securities	1,085	61	(12)	1,134
Mortgage-backed securities
Other U.S. obligations single-family[2]	26	—	—	26
Other U.S. obligations commercial[2]	4	—	—	4
GSE single-family	3,543	4	(20)	3,527
Private-label residential	16	—	(1)	15
Total mortgage-backed securities	3,589	4	(21)	3,572
Total	$4,674	$65	$(33)	$4,706

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

UNREALIZED LOSSES

The following tables summarize HTM securities with unrealized losses by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	September 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
State or local housing agency obligations	$—	$—	$182	$(4)	$182	$(4)
Total non-mortgage-backed securities	—	—	182	(4)	182	(4)
Mortgage-backed securities
Other U.S. obligations single-family[1]	9	—	1	—	10	—
Other U.S. obligations commercial[1]	—	—	2	—	2	—
GSE single-family	824	(7)	803	(2)	1,627	(9)
Private-label residential	—	—	9	—	9	—
Total mortgage-backed securities	833	(7)	815	(2)	1,648	(9)
Total	$833	$(7)	$997	$(6)	$1,830	$(13)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage backed securities
GSE and Tennessee Valley Authority obligations	$73	$(1)	$—	$—	$73	$(1)
State or local housing agency obligations	291	(11)	10	—	301	(11)
Total non-mortgage-backed securities	364	(12)	10	—	374	(12)
Mortgage-backed securities
Other U.S. obligations single-family[1]	12	—	—	—	12	—
Other U.S. obligations commercial[1]	—	—	3	—	3	—
GSE single-family	1,918	(15)	1,224	(5)	3,142	(20)
Private-label residential	5	—	10	(1)	15	(1)
Total mortgage-backed securities	1,935	(15)	1,237	(6)	3,172	(21)
Total	$2,299	$(27)	$1,247	$(6)	$3,546	$(33)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	September 30, 2017		December 31, 2016
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$20	$20	$11	$11
Due after one year through five years	72	72	62	62
Due after five years through ten years	343	377	367	399
Due after ten years	432	462	645	662
Total non-mortgage-backed securities	867	931	1,085	1,134
Mortgage-backed securities	2,952	2,949	3,589	3,572
Total	$3,819	$3,880	$4,674	$4,706

Note 6 — Other-Than-Temporary Impairment

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for other-than-temporary impairment (OTTI) on a quarterly basis. As part of its evaluation of securities for OTTI, the Bank considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank will recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, the Bank performs analyses to determine if any of these securities are other-than-temporarily impaired. The analysis of the Bank’s AFS and HTM investment securities in an unrealized loss position at September 30, 2017 is discussed below:

•
Other U.S. obligations and GSE and Tennessee Valley Authority obligations. The unrealized losses were due primarily to changes in interest rates and credit spreads, and not to a significant deterioration in the fundamental credit quality of the obligations. The strength of the issuers’ guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. The Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at September 30, 2017.

•
State or local housing agency obligations. The unrealized losses were due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligations. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at September 30, 2017.

•
Private-label residential mortgage-backed securities. On a quarterly basis, the Bank engages other designated FHLBanks to perform cash flow analyses on its private-label mortgage-backed securities (private-label MBS). As of September 30, 2017, the Bank compared the present value of cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At September 30, 2017, the Bank’s cash flow analyses for private-label MBS did not project any credit losses. The Bank does not intend to sell its private-label MBS nor is it more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at September 30, 2017.

Note 7 — Advances

CONTRACTUAL MATURITY

The following table summarizes the Bank’s advances outstanding by contractual maturity (dollars in millions):

	September 30, 2017		December 31, 2016
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$1	4.33%	$1	3.81%
Due in one year or less	47,049	1.46	22,532	1.13
Due after one year through two years	20,734	1.52	29,791	1.12
Due after two years through three years	9,147	1.65	30,023	0.98
Due after three years through four years	24,354	1.55	17,615	1.00
Due after four years through five years	5,863	1.75	17,197	1.11
Thereafter	10,357	1.89	14,378	1.11
Total par value	117,505	1.56%	131,537	1.07%
Premiums	58		83
Discounts	(12)		(7)
Fair value hedging adjustments	(37)		(12)
Total	$117,514		$131,601

The following table summarizes all advances by year of contractual maturity or next call date for callable advances, and by year of contractual maturity or next put date for putable advances (dollars in millions):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Overdrawn demand deposit accounts	$1	$1	$1	$1
Due in one year or less	79,330	93,471	47,151	23,532
Due after one year through two years	19,629	9,978	20,695	28,983
Due after two years through three years	6,598	15,515	9,147	30,023
Due after three years through four years	5,919	2,734	24,319	17,615
Due after four years through five years	3,824	7,670	5,841	17,026
Thereafter	2,204	2,168	10,351	14,357
Total par value	$117,505	$131,537	$117,505	$131,537

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At September 30, 2017 and December 31, 2016, the Bank had callable advances outstanding totaling $40.4 billion and $78.5 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on the predetermined exercise dates. Generally, these put options are exercised when interest rates increase relative to contractual rates. At September 30, 2017 and December 31, 2016, the Bank had putable advances outstanding totaling $0.8 billion and $1.9 billion.

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

The following table summarizes the Bank’s prepayment fees on advances, net (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Prepayment fee income	$1	$2	$2	$11
Fair value hedging adjustments[1]	(1)	(1)	(1)	(5)
Prepayment fees on advances, net	$—	$1	$1	$6

1	Represents the amortization/accretion of fair value hedging adjustments on closed advance hedge relationships resulting from advance prepayments.

CREDIT RISK EXPOSURE AND SECURITY TERMS

The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions, and insurance companies. At September 30, 2017 and December 31, 2016, the Bank had outstanding advances of $60 billion and $77 billion to one member that individually held 10 percent or more of the Bank’s advances, which represents 51 percent and 59 percent of total outstanding advances. For information related to the Bank’s credit risk exposure on advances, refer to “Note 9 — Allowance for Credit Losses.”

Note 8 — Mortgage Loans Held for Portfolio

The Bank participates in the Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago). This program involves investment by the Bank in single-family mortgage loans held for portfolio that are either purchased from participating financial institutions (PFIs) or funded by the Bank through PFIs. MPF loans may also be acquired through participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank’s MPF PFIs generally originate, service, and credit enhance mortgage loans that are sold to the Bank. MPF PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the MPF PFI to a designated mortgage service provider.

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

The following tables present information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	September 30, 2017
	MPF	MPP	Total
Fixed rate, long-term single-family mortgage loans	$5,569	$330	$5,899
Fixed rate, medium-term[1] single-family mortgage loans	1,036	2	1,038
Total unpaid principal balance	6,605	332	6,937
Premiums	87	11	98
Discounts	(6)	(1)	(7)
Basis adjustments from mortgage loan commitments	5	—	5
Total mortgage loans held for portfolio	6,691	342	7,033
Allowance for credit losses	(2)	—	(2)
Total mortgage loans held for portfolio, net	$6,689	$342	$7,031

	December 31, 2016
	MPF	MPP	Total
Fixed rate, long-term single-family mortgage loans	$5,272	$397	$5,669
Fixed rate, medium-term[1] single-family mortgage loans	1,148	6	1,154
Total unpaid principal balance	6,420	403	6,823
Premiums	82	14	96
Discounts	(8)	(1)	(9)
Basis adjustments from mortgage loan commitments	5	—	5
Total mortgage loans held for portfolio	6,499	416	6,915
Allowance for credit losses	(2)	—	(2)
Total mortgage loans held for portfolio, net	$6,497	$416	$6,913

1	Medium-term is defined as a term of 15 years or less.

The following tables present the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	September 30, 2017
	MPF	MPP	Total
Conventional mortgage loans	$6,104	$299	$6,403
Government-insured mortgage loans	501	33	534
Total unpaid principal balance	$6,605	$332	$6,937

	December 31, 2016
	MPF	MPP	Total
Conventional mortgage loans	$5,907	$361	$6,268
Government-insured mortgage loans	513	42	555
Total unpaid principal balance	$6,420	$403	$6,823

For information related to the Bank’s credit risk exposure on mortgage loans held for portfolio, refer to “Note 9 — Allowance for Credit Losses.”

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

CREDIT PRODUCTS

The Bank manages its credit exposure to credit products through an approach that includes establishing a credit limit for each borrower, ongoing reviews of each borrower’s financial condition, and detailed collateral and lending policies to limit risk of loss while balancing borrowers’ needs for a reliable source of funding. In addition, the Bank lends to eligible borrowers in accordance with the FHLBank Act, Finance Agency regulations, and other applicable laws.

The Bank is required by regulation to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each borrower’s credit products is calculated by applying collateral discounts, or haircuts, to the unpaid principal balance or market value, if available, of the collateral. Eligible collateral includes (i) whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including mortgage-backed securities (MBS) issued or guaranteed by Fannie Mae, Freddie Mac, or Government National Mortgage Association and Federal Family Education Loan Program guaranteed student loans, (iii) cash deposited with the Bank, and (iv) other real estate-related collateral acceptable to the Bank provided such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. In addition, community financial institutions may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that the Bank has a lien on each member’s capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

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
Under a blanket lien, the Bank is granted a security interest in all financial assets of the borrower to fully secure the borrower’s obligation. Other than securities and cash deposits, the Bank does not initially take delivery of collateral pledged by blanket lien borrowers. In the event of deterioration in the financial condition of a blanket lien borrower, the Bank has the ability to require delivery of pledged collateral sufficient to secure the borrower’s obligation. With respect to non-blanket lien borrowers that are federally insured, the Bank generally requires collateral to be specifically assigned. With respect to non-blanket lien borrowers that are not federally insured (typically insurance companies, CDFIs, and housing associates), the Bank generally takes control of collateral through the delivery of cash, securities, or loans to the Bank or its custodians.

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At September 30, 2017 and December 31, 2016, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At September 30, 2017 and December 31, 2016, none of the Bank’s credit products were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings (TDRs) related to credit products during the nine months ended September 30, 2017 and 2016.

The Bank has never experienced a credit loss on its credit products. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on its credit products as of September 30, 2017 and December 31, 2016. Accordingly, the Bank has not recorded any allowance for credit losses for its credit products.

GOVERNMENT-INSURED MORTGAGE LOANS

The Bank invests in government-insured fixed rate mortgage loans in both the MPF and MPP portfolios that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote and has never experienced a credit loss on its government-insured mortgage loans. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at September 30, 2017 and December 31, 2016. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

MPF CONVENTIONAL MORTGAGE LOANS

The Bank’s management of credit risk in the MPF program involves several layers of legal loss protection that are defined in agreements among the Bank and its participating PFIs. For conventional MPF loans, the availability of loss protection may differ slightly depending on the MPF product alternatives selected and credit profile of the loans. The Bank’s loss protection consists of the following loss layers, in order of priority:

•	Homeowner Equity.

•
Primary Mortgage Insurance (PMI). At the time of origination, PMI is required on all loans with homeowner equity of less than 20 percent of the original purchase price or appraised value, whichever is less and as applicable to the specific loan.

•
First Loss Account (FLA). For each master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a memorandum account called the FLA.

•
Credit Enhancement Obligation of PFI. PFIs have a credit enhancement obligation at the time a mortgage loan is purchased to absorb certain losses in excess of the FLA in order to limit the Bank’s loss exposure to that of an investor in an investment grade MBS. PFIs pledge collateral to secure this obligation.

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

ALLOWANCE METHODOLOGY

The Bank utilizes an allowance for credit losses to reserve for estimated losses in its conventional MPF and MPP mortgage loan portfolios at the balance sheet date. The measurement of the Bank’s MPF and MPP allowance for credit losses is determined by the following:

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

The following table summarizes the allowance for credit losses and the recorded investment of the Bank’s conventional mortgage loan portfolio by impairment methodology (dollars in millions):

	MPF	MPP[1]	Total
Allowance for credit losses, September 30, 2017
Collectively evaluated for impairment	$2	$—	$2

Allowance for credit losses, December 31, 2016
Collectively evaluated for impairment	$2	$—	$2

Recorded investment, September 30, 2017[2]
Collectively evaluated for impairment	$6,169	$287	$6,456
Individually evaluated for impairment, without a related allowance	41	22	63
Total recorded investment	$6,210	$309	$6,519

Recorded investment, December 31, 2016[2]
Collectively evaluated for impairment	$5,960	$346	$6,306
Individually evaluated for impairment, without a related allowance	45	27	72
Total recorded investment	$6,005	$373	$6,378

1    The allowance for credit losses on MPP loans was less than $1 million at September 30, 2017 and December 31, 2016.

2    Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

CREDIT QUALITY INDICATORS

Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The table below summarizes the Bank’s key credit quality indicators for mortgage loans at September 30, 2017 (dollars in millions):

	September 30, 2017
	MPF		MPP
	Conventional	Government	Conventional	Government	Total
Past due 30 - 59 days	$44	$17	$7	$3	$71
Past due 60 - 89 days	12	5	5	1	23
Past due 90 - 179 days	10	6	2	—	18
Past due 180 days or more	15	4	8	1	28
Total past due mortgage loans	81	32	22	5	140
Total current mortgage loans	6,129	483	287	30	6,929
Total recorded investment of mortgage loans[1]	$6,210	$515	$309	$35	$7,069

In process of foreclosure (included above)[2]	$10	$2	$4	$—	$16
Serious delinquency rate[3]	—%	2%	3%	2%	1%
Past due 90 days or more and still accruing interest[4]	$—	$10	$—	$1	$11
Non-accrual mortgage loans[5]	$29	$—	$19	$—	$48

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

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

The table below summarizes the Bank’s key credit quality indicators for mortgage loans at December 31, 2016 (dollars in millions):

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

The Bank did not recognize any interest income on impaired loans during the three and nine months ended September 30, 2017 and 2016.

The following table summarizes the average recorded investment of the Bank’s individually evaluated impaired loans (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Impaired loans without an allowance
Conventional MPF Loans	$42	$32	$43	$34
Conventional MPP Loans	22	25	25	27
Total	$64	$57	$68	$61

TERM SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for its term securities purchased under agreements to resell at September 30, 2017 and December 31, 2016.

OFF-BALANCE SHEET CREDIT EXPOSURES

At September 30, 2017 and December 31, 2016, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank’s off-balance sheet credit exposures, see “Note 14 — Commitments and Contingencies.”

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

The Bank enters into derivative contracts to manage the interest rate risk exposures inherent in its otherwise unhedged assets and funding positions. Finance Agency regulations and the Bank’s Enterprise Risk Management Policy (ERMP) establish guidelines for derivatives, prohibit trading in or the speculative use of derivatives, and limit credit risk arising from derivatives.

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

For additional information on the Bank’s derivative and hedging accounting policy, see “Note 1 — Basis of Presentation” in this Form 10-Q and “Note 1 — Summary of Significant Accounting Policies” in the 2016 Form 10-K.

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

The following table summarizes the Bank’s notional amount and the fair value of derivative instruments, including the effect of netting adjustments, cash collateral, and variation margin for daily settled contracts. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	September 30, 2017			December 31, 2016
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$52,381	$170	$556	$51,896	$183	$688
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	1,386	17	55	1,414	20	56
Forward settlement agreements (TBAs)	108	1	—	94	1	—
Mortgage delivery commitments	114	—	—	102	—	—
Total derivatives not designated as hedging instruments	1,608	18	55	1,610	21	56
Total derivatives before netting and collateral adjustments	$53,989	188	611	$53,506	204	744
Netting adjustments, cash collateral, and variation margin for daily settled contracts[1]		(69)	(608)		(13)	(668)
Total derivative assets and derivative liabilities		$119	$3		$191	$76

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions, cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty, and includes fair value adjustments on derivatives for variation margin, which effective January 3, 2017, is characterized as a daily settled contract. Cash collateral posted by the Bank (including accrued interest) was $242 million and $658 million at September 30, 2017 and December 31, 2016. At September 30, 2017 and December 31, 2016 the Bank received cash collateral from clearing agents and/or counterparties of $8 million and $2 million. Variation margin for daily settled contracts was $305 million at September 30, 2017. Variation margin was considered cash collateral prior to January 3, 2017.

The following table summarizes the components of “Net gains (losses) on derivatives and hedging activities” as presented in the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$(1)	$(7)	$9	$(16)
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	1	10	—	(45)
Forward settlement agreements (TBAs)	(1)	(2)	(2)	(5)
Mortgage delivery commitments	1	1	2	4
Net interest settlements	(3)	(5)	(10)	(14)
Total net gains (losses) related to derivatives not designated as hedging instruments	(2)	4	(10)	(60)
Other[1]	1	—	2	—
Net gains (losses) on derivatives and hedging activities	$(2)	$(3)	$1	$(76)

1	Effective January 3, 2017 consists of price alignment amount on derivatives for variation margin which is characterized as a daily settled contract.

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships, the net fair value hedge ineffectiveness, and the effect of those derivatives on the Bank’s net interest income (dollars in millions):

	For the Three Months Ended September 30, 2017
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$9	$(13)	$(4)	$(21)
Advances[2]	17	(16)	1	(14)
Consolidated obligation bonds	1	1	2	(8)
Total	$27	$(28)	$(1)	$(43)

	For the Three Months Ended September 30, 2016
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$69	$(82)	$(13)	$(36)
Advances[2]	95	(95)	—	(34)
Consolidated obligation bonds	(103)	109	6	23
Total	$61	$(68)	$(7)	$(47)

1
Represents the net interest settlements on derivatives in fair value hedge relationships and the amortization of the financing element of off-market derivatives, both of which are included in the interest income or interest expense line item of the respective hedged item type. This amortization for off-market derivatives totaled $3 million and $7 million for the three months ended September 30, 2017 and 2016.

2	Includes net gains (losses) on fair value hedge firm commitments of forward starting advances.

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships, the net fair value hedge ineffectiveness, and the effect of those derivatives on the Bank’s net interest income (dollars in millions):

	For the Nine Months Ended September 30, 2017
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$5	$5	$10	$(74)
Advances[2]	25	(22)	3	(59)
Consolidated obligation bonds	23	(27)	(4)	18
Total	$53	$(44)	$9	$(115)

	For the Nine Months Ended September 30, 2016
Hedged Item Type	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(335)	$319	$(16)	$(110)
Advances[2]	(83)	84	1	(111)
Consolidated obligation bonds	49	(50)	(1)	56
Total	$(369)	$353	$(16)	$(165)

1
Represents the net interest settlements on derivatives in fair value hedge relationships and the amortization of the financing element of off-market derivatives, both of which are included in the interest income or interest expense line item of the respective hedged item type. This amortization for off-market derivatives totaled $12 million and $23 million for the nine months ended September 30, 2017 and 2016.

2	Includes net gains (losses) on fair value hedge firm commitments of forward starting advances.

MANAGING CREDIT RISK ON DERIVATIVES

The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative contracts. The Bank manages credit risk through credit analyses, collateral requirements, and adherence to the requirements set forth in the Bank’s policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations.

For uncleared derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in these contracts to mitigate the risk. The Bank requires collateral agreements with collateral delivery thresholds on the majority of its uncleared derivatives.

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a nationally recognized statistical rating organization (NRSRO), the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at September 30, 2017 was $3 million, for which the Bank was not required to post collateral in the normal course of business. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would not have been required to deliver additional collateral to its uncleared derivative counterparties at September 30, 2017.

For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin and the clearing agent in turn notifies the Bank. The Bank utilizes one Clearinghouse for all cleared derivative transactions, CME Clearing. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characteristics of variation margin payments to be daily settlement payments, rather than collateral. Initial margin is considered cash collateral. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral/payments for changes in the fair value of cleared derivatives is posted daily through a clearing agent.

The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and has determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default, including a bankruptcy, insolvency, or similar proceeding involving the Clearinghouse or the clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse. The Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents, based on credit considerations at September 30, 2017.

OFFSETTING OF DERIVATIVE ASSETS AND DERIVATIVE LIABILITIES

The Bank presents derivative instruments, related cash collateral, including initial margin pledged, and associated accrued interest on a net basis by clearing agent and/or by counterparty when it has met the netting requirements. Additional information regarding these agreements is provided in “Note 1 — Basis of Presentation” in this Form 10-Q and “Note 1 — Summary of Significant Accounting Policies” in the 2016 Form 10-K.

The following table presents the fair value of derivative instruments meeting or not meeting the netting requirements, including the related collateral received from or pledged to counterparties and variation margin for daily settled contracts (dollars in millions):

	September 30, 2017		December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements
Gross recognized amount
Uncleared derivatives	$83	$195	$97	$263
Cleared derivatives	105	416	107	481
Total gross recognized amount	188	611	204	744
Gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts
Uncleared derivatives	(78)	(192)	(95)	(187)
Cleared derivatives	9	(416)	82	(481)
Total gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts	(69)	(608)	(13)	(668)
Net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts
Uncleared derivatives	5	3	2	76
Cleared derivatives	114	—	189	—
Total derivative assets and derivative liabilities	$119	$3	$191	$76

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At September 30, 2017 and December 31, 2016, the total par value of outstanding consolidated obligations of the FHLBanks was $1.0 trillion and $989.3 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	September 30, 2017		December 31, 2016
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$53,074	1.07%	$81,019	0.49%
Discounts and concessions[1]	(98)		(72)
Total	$52,976		$80,947

1	Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	September 30, 2017		December 31, 2016
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$49,500	1.16%	$47,733	0.88%
Due after one year through two years	32,331	1.28	13,135	0.94
Due after two years through three years	6,953	1.83	15,414	1.48
Due after three years through four years	5,013	1.83	2,288	3.28
Due after four years through five years	4,000	2.10	7,152	1.66
Thereafter	4,659	3.05	4,331	3.04
Total par value	102,456	1.40%	90,053	1.22%
Premiums	210		254
Discounts and concessions[1]	(65)		(79)
Fair value hedging adjustments	(307)		(330)
Total	$102,294		$89,898

1	Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	September 30, 2017	December 31, 2016
Noncallable or nonputable	$99,682	$87,804
Callable	2,774	2,249
Total par value	$102,456	$90,053

Note 12 — Capital

CAPITAL STOCK

The Bank’s capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. The Bank generally issues a single class of capital stock (Class B stock). The Bank has two subclasses of capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding in the Bank’s Statements of Condition. All capital stock issued is subject to a five year notice of redemption period.

The capital stock requirements established in the Bank’s Capital Plan are designed so that the Bank can remain adequately capitalized as member activity changes. The Bank’s Board of Directors may make adjustments to the capital stock requirements within ranges established in the Capital Plan.

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days’ written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At September 30, 2017 and December 31, 2016, the Bank had no excess capital stock outstanding.

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

As a result of the final rule on membership issued by the Finance Agency effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance companies ineligible for FHLBank membership. On the effective date of the final rule, the Bank reclassified $723 million of capital stock, the total outstanding capital stock held by all of the Bank’s captive insurance companies, to mandatorily redeemable capital stock. In accordance with the final rule, on February 17, 2017, the Bank terminated the membership of all captive insurance company members that were admitted as members after September 12, 2014 (the date the Finance Agency proposed this rule) and repurchased outstanding capital stock to these captive insurance company members in the amount of $148 million. Captive insurance company members that were admitted as members prior to September 12, 2014 will also have their memberships terminated no later than February 19, 2021. At September 30, 2017 and December 31, 2016, the Bank’s mandatorily redeemable capital stock totaled $422 million and $664 million. During the three and nine months ended September 30, 2017, interest expense on mandatorily redeemable capital stock was $4 million and $13 million. Interest expense on mandatorily redeemable capital stock was $6 million and $15 million for the three and nine months ended September 30, 2016.

The following tables summarize changes in mandatorily redeemable capital stock (dollars in millions):

	For the Three Months Ended September 30,
	2017	2016
Balance, beginning of period	$480	$698
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	12	1
Repurchases/redemptions of mandatorily redeemable capital stock	(70)	(24)
Balance, end of period	$422	$675

	For the Nine Months Ended September 30,
	2017	2016
Balance, beginning of period	$664	$103
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	40	732
Repurchases/redemptions of mandatorily redeemable capital stock	(282)	(160)
Balance, end of period	$422	$675

The following table summarizes the Bank’s mandatorily redeemable capital stock by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	September 30, 2017	December 31, 2016
Due in one year or less	$4	$4
Due after one year through two years	—	5
Due after two years through three years	2	4
Due after three years through four years	1	—
Due after four years through five years	22	1
Thereafter[2]	378	631
Past contractual redemption date due to outstanding activity with the Bank	15	19
Total	$422	$664

1
At the Bank’s election, the mandatorily redeemable capital stock may be redeemed prior to the expiration of the five year redemption period that commences on the date of the notice of redemption, or in the case of captive insurance company members, on the date of the membership termination.

2
Represents mandatorily redeemable capital stock resulting from the Finance Agency rule previously discussed that makes captive insurance companies ineligible for FHLBank membership. The related mandatorily redeemable capital stock is not required to be redeemed until five years after the member's termination.

ADDITIONAL CAPITAL FROM MERGER

The Bank recognized the net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a capital account captioned as “Additional capital from merger.” The Bank treated this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends on capital stock were paid from this account following the Merger until the balance was depleted following the first quarter dividend payment in May 2017. At December 31, 2016, the Bank’s additional capital from merger balance totaled $52 million.

RESTRICTED RETAINED EARNINGS

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. It requires the Bank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At September 30, 2017 and December 31, 2016, the Bank’s restricted retained earnings account totaled $311 million and $231 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes changes in AOCI (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 4)	Pension and postretirement benefits	Total AOCI
Balance, June 30, 2016	$(83)	$(2)	$(85)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	46	—	46
Net current period other comprehensive income (loss)	46	—	46
Balance, September 30, 2016	$(37)	$(2)	$(39)

Balance, June 30, 2017	$91	$(2)	$89
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	12	—	12
Reclassifications from other comprehensive income (loss) to net income
Amortization - pension and postretirement	—	(1)	(1)
Net current period other comprehensive income (loss)	12	(1)	11
Balance, September 30, 2017	$103	$(3)	$100

Balance, December 31, 2015	$(82)	$(2)	$(84)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	45	—	45
Net current period other comprehensive income (loss)	45	—	45
Balance, September 30, 2016	$(37)	$(2)	$(39)

Balance, December 31, 2016	$(14)	$(4)	$(18)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	117	—	117
Reclassifications from other comprehensive income (loss) to net income
Amortization - pension and postretirement	—	1	1
Net current period other comprehensive income (loss)	117	1	118
Balance, September 30, 2017	$103	$(3)	$100

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at September 30, 2017. At December 31, 2016, nonpermanent capital included additional capital from merger.

If the Bank’s capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations.

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	September 30, 2017		December 31, 2016
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$1,059	$7,820	$1,046	$8,031
Regulatory capital	$6,582	$7,820	$7,224	$8,083
Leverage capital	$8,227	$11,730	$9,030	$12,098
Capital-to-assets ratio	4.00%	4.75%	4.00%	4.48%
Leverage ratio	5.00%	7.13%	5.00%	6.70%

Note 13 — Fair Value

Fair value amounts are determined by the Bank using available market information and reflect the Bank’s best judgment of appropriate valuation methods. The fair value hierarchy requires an entity to maximize the use of significant observable inputs and minimize the use of significant unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of market observability of the fair value measurement for the asset or liability.

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the nine months ended September 30, 2017 and 2016.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments at September 30, 2017 (dollars in millions). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$218	$218	$—	$—	$—	$218
Interest-bearing deposits	1	—	1	—	—	1
Securities purchased under agreements to resell	5,500	—	5,500	—	—	5,500
Federal funds sold	6,770	—	6,770	—	—	6,770
Trading securities	1,792	—	1,792	—	—	1,792
Available-for-sale securities	21,459	—	21,459	—	—	21,459
Held-to-maturity securities	3,819	—	3,867	13	—	3,880
Advances	117,514	—	117,731	—	—	117,731
Mortgage loans held for portfolio, net	7,031	—	7,078	66	—	7,144
Accrued interest receivable	239	—	239	—	—	239
Derivative assets, net	119	—	188	—	(69)	119
Other assets	27	27	—	—	—	27
Liabilities
Deposits	(934)	—	(934)	—	—	(934)
Consolidated obligations
Discount notes	(52,976)	—	(52,976)	—	—	(52,976)
Bonds	(102,294)	—	(102,743)	—	—	(102,743)
Total consolidated obligations	(155,270)	—	(155,719)	—	—	(155,719)
Mandatorily redeemable capital stock	(422)	(422)	—	—	—	(422)
Accrued interest payable	(227)	—	(227)	—	—	(227)
Derivative liabilities, net	(3)	—	(611)	—	608	(3)

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

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments at December 31, 2016 (dollars in millions):

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

Investment Securities. The Bank’s valuation technique incorporates prices from multiple designated third-party pricing vendors, when available. The pricing vendors generally use various proprietary models to price investment securities. The inputs to those models are derived from various sources including, but not limited to, benchmark securities and yields, reported trades, dealer estimates, issuer spreads, bids, offers, and other market-related data. Since many investment securities do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established process in place to challenge investment valuations, which facilitates resolution of questionable prices identified by the Bank. Annually, the Bank conducts reviews of its pricing vendors to confirm and further augment its understanding of the vendors’ pricing processes, methodologies, and control procedures for investment securities.

The Bank’s valuation technique for estimating the fair values of its investment securities first requires the establishment of a median price for each security. All prices that are within a specified tolerance threshold of the median price are included in the cluster of prices that are averaged to compute a default price. All prices that are outside the threshold (outliers) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. Alternatively, if the analysis confirms that an outlier (or outliers) is (are) in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security. In limited instances, when no prices are available from one of the designated pricing services, the Bank obtains prices from dealers.

As of September 30, 2017 and December 31, 2016, multiple prices were received for the majority of the Bank’s investment securities. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

Advances. The fair value of advances is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable. The discount rates used in these calculations are equivalent to the replacement advance rates for advances with similar terms. In accordance with Finance Agency regulations, advances generally require a prepayment fee sufficient to make the Bank financially indifferent to a borrower’s decision to prepay the advances. Therefore, the fair value of advances assumes no prepayment risk.

The Bank uses the following inputs for measuring the fair value of advances:

•
Consolidated Obligation Curve (CO Curve). The Office of Finance constructs a market-observable curve referred to as the CO Curve. The CO Curve is constructed using the U.S. Treasury Curve as a base curve which is then adjusted by adding indicative spreads obtained largely from market-observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent GSE trades, and secondary market activity. The Bank utilizes the CO Curve as its input to fair value for advances because it represents the Bank’s cost of funds and is used to price advances.

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

Impaired Mortgage Loans Held for Portfolio. The fair value of impaired mortgage loans held for portfolio is estimated by obtaining property values from an external pricing vendor. This vendor utilizes multiple pricing models that generally factor in market observable inputs, including actual sales transactions and home price indices. The Bank applies an adjustment to these values to capture certain limitations in the estimation process and takes into consideration estimated selling costs and expected PMI proceeds. In limited instances, the Bank may estimate the fair value of an impaired mortgage loan by calculating the present value of expected future cash flows discounted at the loan’s effective interest rate.

Loans to other FHLBanks. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The fair value approximates the carrying value.

Accrued Interest Receivable and Payable. The fair value approximates the carrying value.

Derivative Assets and Liabilities. The fair value of derivatives is generally estimated using standard valuation techniques such as discounted cash flow analyses and comparisons to similar instruments, and also effective January 3, 2017, includes variation margin payments for daily settled contracts. In limited instances, fair value estimates for interest-rate related derivatives may be obtained using an external pricing model that utilizes observable market data. The Bank is subject to credit risk in derivatives transactions due to the potential nonperformance of its derivatives counterparties. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral/payments is posted daily, through a clearing agent, for changes in the fair value of cleared derivatives. To mitigate credit risk on uncleared derivatives, the Bank enters into master netting agreements with its counterparties as well as collateral agreements that provide for the delivery of collateral at specified levels tied to those counterparties’ credit ratings. The Bank has evaluated the potential for the fair value of its derivatives to be affected by counterparty credit risk and its own credit risk and has determined that no adjustments were significant to the overall fair value measurements.

The fair values of the Bank’s derivative assets and derivative liabilities include accrued interest receivable/payable and cash collateral remitted to/received from counterparties. The estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of derivatives are netted by clearing agent and/or counterparty if the netting requirements are met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability.

The Bank’s discounted cash flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). The Bank uses the following inputs for measuring the fair value of interest-related derivatives:

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value in the Statements of Condition at September 30, 2017 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$203	$—	$—	$203
GSE and Tennessee Valley Authority obligations	—	861	—	—	861
Other non-MBS	—	274	—	—	274
GSE multifamily MBS	—	454	—	—	454
Total trading securities	—	1,792	—	—	1,792
Available-for-sale securities
Other U.S. obligations	—	3,207	—	—	3,207
GSE and Tennessee Valley Authority obligations	—	1,275	—	—	1,275
State or local housing agency obligations	—	961	—	—	961
Other non-MBS	—	281	—	—	281
Other U.S. obligations single-family MBS	—	3,842	—	—	3,842
GSE single-family MBS	—	1,055	—	—	1,055
GSE multifamily MBS	—	10,838	—	—	10,838
Total available-for-sale securities	—	21,459	—	—	21,459
Derivative assets, net
Interest-rate related	—	188	—	(69)	119
Other assets	27	—	—	—	27
Total recurring assets at fair value	$27	$23,439	$—	$(69)	$23,397
Liabilities
Derivative liabilities, net
Interest-rate related	—	(611)	—	608	(3)
Total recurring liabilities at fair value	$—	$(611)	$—	$608	$(3)

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

FAIR VALUE ON A NON-RECURRING BASIS

The Bank measures certain impaired mortgage loans held for portfolio at level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. The Bank estimates the fair value of these assets based primarily on a broker price opinion or property values from an external pricing vendor. The Bank applies an adjustment to these values to capture certain limitations in the estimation process and takes into consideration estimated selling costs and expected PMI proceeds. At September 30, 2017 and December 31, 2016, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $7 million and $15 million. These fair values were as of the date the fair value adjustment was recorded during the nine months ended September 30, 2017 and year-ended December 31, 2016.

Note 14 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At September 30, 2017 and December 31, 2016, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $873.2 billion and $818.2 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	September 30, 2017			December 31, 2016
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1]	$7,312	$102	$7,414	$7,281
Standby bond purchase agreements	109	698	807	458
Commitments to purchase mortgage loans	113	—	113	102
Commitments to issue bonds	24	—	24	—
Commitments to fund advances	1,420	18	1,438	280

1	Excludes commitments to issue standby letters of credit of $32 million and $1 million at September 30, 2017 and December 31, 2016 .

Standby Letters of Credit. A standby letter of credit is a financing arrangement between the Bank and a member. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the payment is withdrawn from the member’s demand account. Any resulting overdraft is converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 13 years, currently no later than 2025. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $3 million at September 30, 2017 and December 31, 2016.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At September 30, 2017, the Bank had standby bond purchase agreements with eight housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2024. During both the nine months ended September 30, 2017 and 2016, the Bank was not required to purchase any bonds under these agreements. For the three months ended September 30, 2017 and 2016, the Bank received fees for the guarantees that amounted to $1 million and less than $1 million. For the nine months ended September 30, 2017 and 2016, the Bank received fees for the guarantees that amounted to $2 million and $1 million.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at September 30, 2017 and December 31, 2016 is reported in “Note 10 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Commitments to Issue Bonds. At September 30, 2017, the Bank had commitments to issue $24 million of consolidated obligation bonds. At December 31, 2016, the Bank had no commitments to issue consolidated obligations bonds.

Commitments to Fund Advances. The Bank enters into commitments that legally bind it to fund additional advances up to 24 months in the future. At September 30, 2017 and December 31, 2016, the Bank had commitments to fund advances of $1.4 billion and $280 million.

Other Commitments. For each master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a memorandum account called the FLA. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $102 million and $99 million at September 30, 2017 and December 31, 2016.
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
The Bank records legal expenses related to litigation settlements as incurred in other expenses in the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement.  During the three months ended September 30, 2017 and 2016, the Bank did not settle any private-label MBS claims. During the nine months ended September 30, 2017, the Bank settled a private-label MBS claim and recognized $21 million in net gains on litigation settlements. During the nine months ended September 30, 2016, the Bank recognized $337 million in net gains on litigation settlements.

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

TRANSACTIONS WITH DIRECTORS’ FINANCIAL INSTITUTIONS

In the normal course of business, the Bank extends credit to its members whose directors and officers serve as Bank directors (Directors’ Financial Institutions). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms and conditions as those with any other member.

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	September 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Advances	$5,056	4	$2,497	2
Mortgage loans	62	1	186	3
Deposits	42	4	82	7
Capital stock	257	4	157	2

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At September 30, 2017, the Bank had the following business concentrations with stockholders (dollars in millions):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.	$2,406	40	$59,895	$—	$629
Superior Guaranty Insurance Company[3]	23	—	—	556	—
Wells Fargo Bank Northwest, N.A.[3]	1	—	—	31	—
Total	$2,430	40	$59,895	$587	$629

1
Pursuant to applicable Finance Agency regulations, the Bank’s voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank’s capital stock.

2
Represents interest income earned on advances during the nine months ended September 30, 2017. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

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

1
Pursuant to applicable Finance Agency regulations, the Bank’s voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank’s capital stock.

2
Represents interest income earned on advances during the year ended December 31, 2016. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

3	Superior Guaranty Insurance Company and Wells Fargo Bank Northwest, N.A. are affiliates of Wells Fargo Bank, N.A.

LEASE TRANSACTIONS

On June 22, 2017, a storm pipe broke at the Bank’s headquarters causing significant water damage to the Bank’s office space and rendering it totally uninhabitable. As a result of the water damage, the estimated time to complete repairs, and the Bank’s plan to relocate its headquarters to a building in downtown Des Moines that it purchased in April of 2017, the Bank terminated its lease with Wells Fargo Financial, an affiliate of Wells Fargo Bank, effective September 30, 2017. The Bank paid lease termination fees of less than $1 million to Wells Fargo Financial related to the termination.

The Bank entered into a nine month lease agreement with Wells Fargo Financial effective September 30, 2017 to lease approximately 1,200 square feet of the former headquarters that was not damaged to serve general business functions. For information related to the water damage to the Bank’s office space, refer to “Note 1 — Basis of Presentation.”

Note 16 — Activities with Other FHLBanks

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. During the nine months ended September 30, 2016, the Bank did not lend funds to other FHLBanks. The following table summarizes loan activity to other FHLBanks during the nine months ended September 30, 2017 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2017
San Francisco	$200	$—	$(200)	$—

During the nine months ended September 30, 2017, the Bank did not borrow funds from other FHLBanks. The following table summarizes borrowing activity from other FHLBanks during the nine months ended September 30, 2016 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2016
San Francisco	$—	$200	$(200)	$—

At September 30, 2017 and 2016, none of the previous transactions were outstanding on the Bank’s Statements of Condition. The interest income and expense related to this activity were immaterial.

Advance Transfers. The Bank may purchase or sell advances from/to other FHLBanks. These transfers are accounted for in the same manner as an advances origination with a member bank. During the nine months ended September 30, 2017, a member of the Federal Home Loan Bank of Chicago (Chicago Bank) re-designated its charter, and concurrently transferred its Federal Home Loan Bank membership from the Chicago Bank to the Des Moines Bank. In conjunction with this transfer and at request of the member, the Bank purchased $37 million of par value advances outstanding to this member from the Chicago Bank and recognized related premiums of $1 million. There were no advance transfers during the nine months ended September 30, 2016.

Note 17 — Subsequent Events

Subsequent events have been evaluated from October 1, 2017, through the time of the Form 10-Q filing with the Securities and Exchange Commission. No material subsequent events requiring disclosure were identified.

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

•	risks related to the other FHLBanks that could trigger our joint and several liability for debt issued by the other 10 FHLBanks;

•	disruptions in the credit and debt markets and the effect of future funding costs, sources, and availability;

•	changes in the relative attractiveness of consolidated obligations due to actual or perceived changes in the FHLBanks’ credit ratings as well as the U.S. Government’s long-term credit rating;

•	the ability to meet capital and liquidity requirements;

•	reliance on a relatively small number of member institutions for a large portion of our advance business;

•	the volatility of credit quality, market prices, interest rates, and other indices that could affect the value of collateral held by us as security for borrower and counterparty obligations;

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

•
the ability to develop and support internal controls, information systems, and other operating technologies that effectively manage the risks we face, including but not limited to, cyberattacks and other business interruptions;

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

Financial Results
For the three and nine months ended September 30, 2017, we reported net income of $132 million and $402 million compared to $74 million and $493 million for the same periods in 2016. Our net income for the three and nine months ended September 30, 2017, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was primarily driven by net interest income, other income (loss), and other expense.

Net interest income totaled $174 million and $497 million for the three and nine months ended September 30, 2017 compared to $117 million and $314 million for the same periods last year due primarily to higher advance spreads. In addition, the increase was partially due to higher average advance balances for the nine months ended September 30, 2017. Our net interest margin was 0.40 percent and 0.38 percent during the three and nine months ended September 30, 2017 compared to 0.27 percent and 0.26 percent for the same periods in 2016. The increase was primarily driven by changes made to advance pricing on certain variable rate callable advance products and our interest-earning assets repricing to higher interest rates at a quicker pace than our interest-bearing liabilities during the first nine months of 2017.

We recorded net gains of $4 million and $45 million in other income (loss) for the three and nine months ended September 30, 2017 compared to net losses of $5 million and income of $319 million for the same periods last year. Other income (loss) was primarily impacted by net gains of $21 million and $337 million during the nine months ended September 30, 2017 and 2016, as a result of settlements with certain defendants in our private-label mortgage-backed securities (private-label MBS) litigation. We did not record any litigation settlements during either the three months ended September 30, 2017 or 2016. Although all of the private-label MBS lawsuits have been either settled or dismissed, we have appealed certain claims dismissed by the court against three defendants. Other factors impacting other income (loss) included net gains (losses) on derivatives and hedging activities, net gains (losses) on trading securities, and other, net.

Other expense totaled $30 million and $93 million for the three and nine months ended September 30, 2017 compared to $28 million and $82 million for the same periods in 2016. The increase was primarily due to an increase in professional fees.

Our total assets decreased to $164.5 billion at September 30, 2017, from $180.6 billion at December 31, 2016, due primarily to a decrease in advances. Advances decreased due primarily to the repayment of advances held by a large depository institution member and by certain captive insurance company members whose membership was terminated in response to the Finance Agency final rule affecting FHLBank membership. The decrease was partially offset by an increase in advances across other institution types.

Our total liabilities decreased to $157.0 billion at September 30, 2017, from $173.2 billion at December 31, 2016, driven primarily by a decline in the amount of consolidated obligations needed to fund our assets.

Total capital increased to $7.5 billion at September 30, 2017 from $7.4 billion at December 31, 2016. Retained earnings increased to $1.8 billion at September 30, 2017 from $1.5 billion at December 31, 2016 due to net income, partially offset by dividends paid. Our regulatory capital ratio increased to 4.75 percent at September 30, 2017, from 4.48 percent at December 31, 2016 and was above the required regulatory minimum at each period end. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

Adjusted Earnings

As part of evaluating financial performance, we adjust GAAP net interest income and GAAP net income before assessments for the impact of (i) market adjustments relating to derivative and hedging activities and instruments held at fair value, (ii) realized gains (losses) on investment securities, and (iii) other non-routine and unpredictable items, including net asset prepayment fee income, debt extinguishment losses, mandatorily redeemable capital stock interest expense, and net gains on litigation settlements. The resulting non-GAAP measure, referred to as our adjusted earnings, reflects both adjusted net interest income and adjusted net income.
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

Effective January 1, 2017, management approved a revision to the adjusted net income methodology to calculate adjusted net income on a post Affordable Housing Program (AHP) assessment basis. The revision was made to better align adjusted net income results to the Bank’s strategic business plan which is calculated on a post AHP assessment basis. Management believes AHP assessments are a fundamental component of our business and believes this assessment should be included in our adjusted net income calculation. In addition, one of our incentive plan targets, our adjusted return on capital stock spread to LIBOR target, is calculated on a post AHP assessment basis. The revision also aligns the adjusted net income measure to the measure used as the incentive plan target. Adjusted net income for the three and nine months ended September 30, 2016 has been revised to be reported on a post AHP assessment basis for comparability.

As indicated in the tables that follow, our adjusted net interest income and adjusted net income increased during the three and nine months ended September 30, 2017 when compared to the same periods in 2016. The increase in our adjusted net interest income and adjusted net income was primarily due to an increase in interest income due to improved advance spreads. In addition, the increase was partially due to higher advance balances for the nine months ended September 30, 2017.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
GAAP net interest income before provision (reversal) for credit losses on mortgage loans	$174	$117	$497	$314
Exclude:
Prepayment fees on advances, net[1]	—	1	1	6
Prepayment fees on investments, net[2]	—	—	—	2
Mandatorily redeemable capital stock interest expense	(4)	(6)	(13)	(15)
Total adjustments	(4)	(5)	(12)	(7)
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(3)	(4)	(10)	(13)
Adjusted net interest income	$175	$118	$499	$308
Adjusted net interest margin	0.41%	0.27%	0.38%	0.25%

1	Prepayment fees on advances, net includes basis adjustment amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
GAAP net income before assessments	$147	$83	$448	$549
Exclude:
Prepayment fees on advances, net[1]	—	1	1	6
Prepayment fees on investments, net[2]	—	—	—	2
Mandatorily redeemable capital stock interest expense	(4)	(6)	(13)	(15)
Net gains (losses) on trading securities	1	(2)	10	51
Net gains (losses) on derivatives and hedging activities	(2)	(3)	1	(76)
Gains on litigation settlements, net	—	—	21	337
Include:
Net interest expense on economic hedges	(3)	(4)	(10)	(13)
Adjusted net income before assessments	149	89	418	231
Adjusted AHP assessments[3]	15	9	42	23
Adjusted net income	$134	$80	$376	$208

1	Prepayment fees on advances, net includes basis adjustment amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

3
Adjusted AHP assessments for this non-GAAP measure are calculated as 10 percent of adjusted net income before assessments. For additional discussion on AHP assessments, refer to “Item 8. Financial Statements and Supplementary Data — Note 14 — Affordable Housing Program” in our 2016 10-K.

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

BANK DEVELOPMENTS

On June 22, 2017, a storm pipe broke at our headquarters causing significant water damage to our office space and rendering it totally uninhabitable. From June 23 through July 14 of this year, we utilized our back-up data center, and employees worked out of a business recovery center located in Urbandale, Iowa, additional leased space in downtown Des Moines, and remotely. On July 17, 2017, we resumed use of our primary data center at our headquarters, which was not damaged. However, as a result of the water damage, the estimated time to complete repairs, and our plan to relocate our headquarters to a building in downtown Des Moines that we purchased in April of 2017, we terminated our lease with Wells Fargo Financial, an affiliate of Wells Fargo Bank effective September 30, 2017. We entered into a nine month lease agreement with Wells Fargo Financial effective September 30, 2017 to lease approximately 1,200 square feet of the former headquarters to support general business functions. In addition, in July and August 2017, we amended our lease at 666 Walnut St., Des Moines, Iowa to lease additional space for our temporary headquarters. We expect to remain at this location until our recently purchased building at 909 Locust St., Des Moines, Iowa is ready for occupancy, which is currently anticipated for late 2018. Through the date of this filing, there have been no material disruptions to our operations or to our ability to serve our members.
We incurred immaterial expenses related to damages caused by the storm drain break during the second and third quarters of 2017 as a result of the damaged headquarters. While we continue to incur costs, we expect those costs to be immaterial. We anticipate that we will be able to recover the majority of these costs.

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Economic and market data received since the Federal Open Market Committee (FOMC or Committee) meeting in July of 2017 indicates that the labor market has continued to strengthen and that economic activity has been rising moderately so far this year. Job gains have remained solid in recent months, and the unemployment rate has stayed low. Household spending has been expanding at a moderate rate, and growth in business fixed investment has picked up in recent quarters. On a 12-month basis, overall inflation and measures excluding food and energy prices have declined this year and are running below two percent. Market-based measures of inflation adjusted compensation remain low and long-term inflation expectations remain stable.

In its September 20, 2017 statement, the FOMC stated it continues to seek to foster maximum employment and price stability. Hurricanes Harvey, Irma, and Maria have devastated many communities, inflicting severe hardship. Storm-related disruptions and rebuilding will affect economic activity in the near term, but past experience suggests that the storms are unlikely to materially alter the course of the national economy over the medium or long term. Consequently, the Committee expects that, with gradual adjustments in the stance of monetary policy, economic activity will expand at a moderate pace and labor market conditions will strengthen somewhat further. Higher prices for gasoline and some other items in the aftermath of the hurricanes will likely boost inflation temporarily; apart from that effect, inflation on a 12-month basis is expected to remain somewhat below two percent in the near term but to stabilize around the Committee’s two percent objective over the medium term. The Committee stated that near-term risks to the economic outlook appear roughly balanced, but the FOMC is monitoring inflation developments closely. For additional information on the potential impact the hurricanes may have on our financial condition or results of operations, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk.”

Mortgage Markets

The housing market continued to grow throughout the third quarter of 2017, as indicated by rising home prices, lower inventories of properties for sale, and continued strong housing construction activity. The improvement in the housing market has been partly attributable to lower interest rates.

Mortgage rates fell slightly in the third quarter, but are higher than rates observed in the prior year. The decrease in rates has resulted in a small increase in refinance activity. The annual increase in mortgage rates has not slowed down the demand for home purchases thus far as inventories remain limited. However, as prices increase and rates rise further, the pace of purchases may slow.

Interest Rates

The following table shows information on key market interest rates1:

	Third Quarter 2017 3-Month Average	Third Quarter 2016 3-Month Average	Third Quarter 2017 9-Month Average	Third Quarter 2016 9-Month Average	September 30, 2017 Ending Rate	December 31, 2016 Ending Rate
Federal funds	1.16%	0.40%	0.94%	0.38%	1.06%	0.55%
Three-month LIBOR	1.32	0.79	1.20	0.69	1.33	1.00
2-year U.S. Treasury	1.36	0.72	1.29	0.77	1.49	1.19
10-year U.S. Treasury	2.24	1.56	2.31	1.74	2.33	2.45
30-year residential mortgage note	3.89	3.45	4.02	3.60	3.83	4.32

1	Source is Bloomberg.

In its September 2017 meeting, the FOMC maintained the Federal Reserve’s key target interest rate, the Federal funds rate, at a range of 1.00 to 1.25 percent compared to a range of 0.25 to 0.50 percent for the same period in 2016. The Committee’s stance on monetary policy remains accommodative, thereby supporting some further strengthening in the labor market conditions and a sustained return towards their inflation rate of two percent. The FOMC stated that it will assess realized and expected economic conditions relative to its longer-run goals of maximum employment and a two percent inflation rate. The assessment is expected to take into account measures of labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments. The Committee stated that it anticipates economic conditions will evolve in a manner that will warrant gradual increases in the Federal funds rate, which is likely to remain below levels that are expected to prevail in the longer run.

The 10-year U.S. Treasury yields and mortgage rates were higher on average in the third quarter of 2017 when compared to the same period in prior year. Interest rates increased as the FOMC raised their target rate during 2017, and economic data remained strong.

In its September 20, 2017 statement, the Committee stated it will initiate the balance sheet normalization program in October. This program will gradually reduce the Federal Reserve’s securities holdings by decreasing reinvestment of principal payments from those securities.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Third Quarter 2017 3-Month Average	Third Quarter 2016 3-Month Average	Third Quarter 2017 9-Month Average	Third Quarter 2016 9-Month Average	September 30, 2017 Ending Spread	December 31, 2016 Ending Spread
3-month	(24.6)	(43.1)	(30.6)	(30.3)	(27.6)	(42.7)
2-year	(15.5)	(8.2)	(16.9)	(2.3)	(17.2)	(16.5)
5-year	0.6	15.3	2.2	18.7	0.5	9.0
10-year	39.1	51.7	46.1	59.0	38.4	57.7

1	Source is the Office of Finance.

As a result of our credit quality, we generally have ready access to funding at relatively competitive interest rates. During the third quarter of 2017, our funding spreads were mixed relative to London Interbank Offered Rate (LIBOR). Short-term spreads deteriorated when compared to spreads at December 31, 2016 as LIBOR has increased more slowly than our funding spreads year-to-date, while long-term spreads improved when compared to spreads at December 31, 2016 as longer-term swap spreads have widened year-to-date. During the first nine months of 2017, we utilized step-up, callable, and term fixed and floating rate consolidated obligation bonds in addition to consolidated obligation discount notes to capture attractive funding, match the repricing structures on advances, and meet liquidity requirements.

SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Cash and due from banks	$218	$964	$237	$223	$245
Investments[1]	39,341	37,763	41,792	41,218	42,851
Advances	117,514	118,878	123,609	131,601	125,828
Mortgage loans held for portfolio, net[2]	7,031	6,953	6,870	6,913	6,792
Total assets	164,545	164,988	172,918	180,605	176,074
Consolidated obligations
Discount notes	52,976	66,558	72,549	80,947	84,481
Bonds	102,294	89,171	90,956	89,898	82,454
Total consolidated obligations[3]	155,270	155,729	163,505	170,845	166,935
Mandatorily redeemable capital stock	422	480	494	664	675
Total liabilities	157,047	157,592	165,469	173,204	169,069
Capital stock — Class B putable	5,624	5,623	5,803	5,917	5,658
Additional capital from merger	—	—	9	52	92
Retained earnings	1,774	1,684	1,590	1,450	1,294
Accumulated other comprehensive income (loss)	100	89	47	(18)	(39)
Total capital	7,498	7,396	7,449	7,401	7,005
Regulatory capital ratio[4]	4.75	4.72	4.57	4.48	4.38

	For the Three Months Ended
Statements of Income	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Net interest income	$174	$170	$153	$135	$117
Provision (reversal) for credit losses on mortgage loans	1	—	—	1	1
Other income (loss)[5]	4	6	35	77	(5)
Other expense[6]	30	31	32	36	28
AHP assessments	15	15	16	19	9
Net income	132	130	140	156	74
Selected Financial Ratios[7]
Net interest spread[8]	0.35%	0.37%	0.31%	0.27%	0.24%
Net interest margin[9]	0.40	0.41	0.35	0.30	0.27
Return on average equity	6.96	7.13	7.52	8.81	4.35
Return on average capital stock	9.19	9.30	9.49	10.99	5.40
Return on average assets	0.31	0.31	0.31	0.35	0.17
Average equity to average assets	4.42	4.41	4.16	4.00	3.92
Dividend payout ratio[10]	32.26	34.53	30.74	26.01	47.85

1	Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and held-to-maturity (HTM) securities.

2	Includes an allowance for credit losses of $2 million at September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016, and September 30, 2016.

3
The total par value of outstanding consolidated obligations of the FHLBanks was $1.0 trillion, $1.0 trillion, $959.3 billion, $989.3 billion, and $967.7 billion at September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016, and September 30, 2016, respectively.

4
Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock), and retained earnings. At March 31, 2017, December 31, 2016, and September 30, 2016, regulatory capital also included additional capital from merger. The additional capital from merger balance was depleted in May of 2017 following the first quarter dividend payment.

5
Other income (loss) includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, net gains (losses) on the disposal of fixed assets, and gains on litigation settlements, net. During the three months ended March 31, 2017 and December 31, 2016, other income (loss) was impacted by net gains on litigation settlements. We did not record any litigation settlements during the three months ended September 30, 2017, June 30, 2017 and September 30, 2016.

6	Other expense includes, among other things, compensation and benefits, professional fees, contractual services, and gains and losses on real estate owned (REO).

7	Amounts used to calculate selected financial ratios are based on numbers in actuals. Accordingly, recalculations using numbers in millions may not produce the same results.

8	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

10	Represents dividends declared and paid in the stated period expressed as a percentage of net income in the stated period.

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the three and nine months ended September 30, 2017 and 2016 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net interest income	$174	$117	$57	49%	$497	$314	$183	58%
Provision (reversal) for credit losses on mortgage loans	1	1	—	—	1	2	(1)	(50)
Other income (loss)	4	(5)	9	180	45	319	(274)	(86)
Other expense	30	28	2	7	93	82	11	13
AHP assessments	15	9	6	67	46	56	(10)	(18)
Net income	$132	$74	$58	78%	$402	$493	$(91)	(18)%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Three Months Ended September 30,
	2017			2016
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$269	0.93%	$—	$945	0.38%	$1
Securities purchased under agreements to resell	5,028	1.07	14	5,076	0.36	4
Federal funds sold	8,845	1.17	26	5,492	0.40	5
Mortgage-backed securities[2,3]	19,731	1.79	89	20,295	1.13	58
Other investments[2,3,4]	8,268	1.98	41	11,998	1.23	37
Advances[3,5]	120,223	1.49	451	121,016	0.78	238
Mortgage loans[6]	6,995	3.33	59	6,704	3.33	56
Total interest-earning assets	169,359	1.59	680	171,526	0.93	399
Non-interest-earning assets	1,165	—	—	545	—	—
Total assets	$170,524	1.58%	$680	$172,071	0.92%	$399
Interest-bearing liabilities
Deposits	$878	0.72%	$1	$979	0.09%	$1
Consolidated obligations
Discount notes	62,267	1.04	163	86,422	0.45	98
Bonds[3]	98,255	1.37	338	75,549	0.93	177
Other interest-bearing liabilities[7]	450	3.38	4	689	3.40	6
Total interest-bearing liabilities	161,850	1.24	506	163,639	0.69	282
Non-interest-bearing liabilities	1,143	—	—	1,681	—	—
Total liabilities	162,993	1.23	506	165,320	0.68	282
Capital	7,531	—	—	6,751	—	—
Total liabilities and capital	$170,524	1.18%	$506	$172,071	0.65%	$282
Net interest income and spread[8]		0.35%	$174		0.24%	$117
Net interest margin[9]		0.40%			0.27%
Average interest-earning assets to interest-bearing liabilities		104.64%			104.82%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4
Other investments primarily include other U.S. obligations, government-sponsored enterprise (GSE) obligations and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and Private Export Funding Corporation (PEFCO) bonds.

5	Advance interest income includes prepayment fee income of less than $1 million and $1 million for the three months ended September 30, 2017 and 2016.

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists primarily of mandatorily redeemable capital stock.

8	Represents yield on total interest-earning assets minus yield on total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Nine Months Ended September 30,
	2017			2016
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$258	0.74%	$1	$894	0.36%	$2
Securities purchased under agreements to resell	4,864	0.82	30	5,018	0.35	13
Federal funds sold	7,295	0.97	53	4,730	0.38	13
Mortgage-backed securities[2,3]	20,300	1.60	243	19,423	1.13	165
Other investments[2,3,4]	8,846	1.79	118	12,737	1.14	109
Advances[3,5]	123,094	1.27	1,165	110,003	0.73	600
Mortgage loans[6]	6,930	3.40	176	6,684	3.51	176
Loans to other FHLBanks	1	0.55	—	—	—	—
Total interest-earning assets	171,588	1.39	1,786	159,489	0.90	1,078
Non-interest-earning assets	1,117	—	—	521	—	—
Total assets	$172,705	1.38%	$1,786	$160,010	0.90%	$1,078
Interest-bearing liabilities
Deposits	$914	0.49%	$3	$955	0.07%	$1
Consolidated obligations
Discount notes	68,151	0.78	396	96,560	0.44	320
Bonds[3]	94,504	1.24	877	54,163	1.06	428
Other interest-bearing liabilities[7]	494	3.39	13	605	3.38	15
Total interest-bearing liabilities	164,063	1.05	1,289	152,283	0.67	764
Non-interest-bearing liabilities	1,171	—	—	1,509	—	—
Total liabilities	165,234	1.04	1,289	153,792	0.66	764
Capital	7,471	—	—	6,218	—	—
Total liabilities and capital	$172,705	1.00%	$1,289	$160,010	0.64%	$764
Net interest income and spread[8]		0.34%	$497		0.23%	$314
Net interest margin[9]		0.38%			0.26%
Average interest-earning assets to interest-bearing liabilities		104.59%			104.73%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4
Other investments primarily include other U.S. obligations, GSE obligations and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and PEFCO bonds.

5	Advance interest income includes prepayment fee income of $1 million and $6 million for the nine months ended September 30, 2017 and 2016.

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists primarily of mandatorily redeemable capital stock.

8	Represents yield on total interest-earning assets minus yield on total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Three Months Ended			Nine Months Ended
	September 30, 2017 vs. September 30, 2016			September 30, 2017 vs. September 30, 2016
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$(1)	$—	$(1)	$(2)	$1	$(1)
Securities purchased under agreements to resell	—	10	10	—	17	17
Federal funds sold	5	16	21	10	30	40
Mortgage-backed securities	(2)	33	31	8	70	78
Other investments	(14)	18	4	(40)	49	9
Advances	(2)	215	213	78	487	565
Mortgage loans	3	—	3	6	(6)	—
Total interest income	(11)	292	281	60	648	708
Interest expense
Deposits	—	—	—	—	2	2
Consolidated obligations
Discount notes	(34)	99	65	(114)	190	76
Bonds	63	98	161	366	83	449
Other interest-bearing liabilities	(2)	—	(2)	(2)	—	(2)
Total interest expense	27	197	224	250	275	525
Net interest income	$(38)	$95	$57	$(190)	$373	$183

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. For the three and nine months ended September 30, 2017, our net interest spread was 0.35 percent and 0.34 percent compared to 0.24 percent and 0.23 percent during the same periods in 2016. Our net interest spreads during the three and nine months ended September 30, 2017 were primarily impacted by a higher yield on total interest-earning assets, which was partially offset by a higher cost on total interest-bearing liabilities. The primary components of our interest income and interest expense are discussed below.

Advances

Interest income on advances (including prepayment fees on advances, net) increased during the three and nine months ended September 30, 2017 when compared to the same periods in 2016 due primarily to pricing changes made to certain variable rate callable advance products and the higher interest rate environment. Additionally, interest income increased due to higher average advance balances during the nine months ended September 30, 2017. While period end advance balances declined from December 31, 2016, average advance balances for the nine months ended September 30, 2017 increased when compared to the prior year. The increase was due primarily to borrowings from large depository institution members, which was partially offset by a decrease in borrowings from certain captive insurance company members.

Investments

Interest income on investments increased during the three and nine months ended September 30, 2017 when compared to the same periods in 2016 due primarily to the higher interest rate environment, partially offset by lower average balances of other investments.

Bonds

Interest expense on bonds increased during the three and nine months ended September 30, 2017 when compared to the same periods in 2016 due primarily to higher average bond balances and the higher interest rate environment. The increase in average balances was primarily due to our increased utilization of bonds in place of discount notes to reduce the maturity gap between our assets and liabilities and match the change in our advance product mix.

Discount Notes

Interest expense on discount notes increased during the three and nine months ended September 30, 2017 when compared to the same periods in 2016 primarily due to the higher interest rate environment, partially offset by a decrease in average discount note balances. Average discount note balances decreased primarily due to our increased use of bonds in place of discount notes to reduce the maturity gap between our assets and liabilities and match the change in our advance product mix.

For additional information on our maturity gap, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Other Income (Loss)

The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net gains (losses) on trading securities	$1	$(2)	$10	$51
Net gains (losses) on derivatives and hedging activities	(2)	(3)	1	(76)
Gains on litigation settlements, net	—	—	21	337
Other, net	5	—	13	7
Total other income (loss)	$4	$(5)	$45	$319

Other income (loss) can be volatile from period to period depending on the type of activity recorded. We recorded net gains of $4 million and $45 million during the three and nine months ended September 30, 2017 compared to net losses of $5 million and net gains of $319 million during same periods in 2016. Other income (loss) was primarily impacted by net gains of $21 million and $337 million during the nine months ended September 30, 2017 and 2016, as a result of settlements with certain defendants in our private-label MBS litigation. We did not record any litigation settlements during the three months ended September 30, 2017 or 2016. Other factors impacting other income (loss) included net gains (losses) on derivatives and hedging activities, net gains (losses) on trading securities, and net gains in other, net as described below.

During the three and nine months ended September 30, 2017, we recorded net losses of $2 million and net gains of $1 million on our derivatives and hedging activities through other income (loss) compared to net losses of $3 million and $76 million during the same periods in 2016. The fair value changes were primarily driven by changes in interest rates. These changes impacted our fair value hedge relationships and interest rate swaps that we utilized to economically hedge our investment securities portfolio. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

During the three and nine months ended September 30, 2017, we recorded net gains on trading securities of $1 million and $10 million compared to net losses of $2 million and net gains of $51 million during the same periods in 2016. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities. Trading securities are recorded at fair value with changes in fair value reflected through other income (loss).

During the three and nine months ended September 30, 2017, we recorded net gains in other, net of $5 million and $13 million compared to less than $1 million and $7 million during the same periods in 2016. The increase was driven by rental income recorded during the three and nine months ended September 30, 2017 related to the lease of a portion of our new headquarters building and fewer losses on disposals of fixed assets in 2017 compared to 2016.

Hedging Activities

We use derivatives to manage interest rate risk in our Statements of Condition. Accounting rules affect the timing and recognition of income and expense on derivatives and therefore we may be subject to income statement volatility.

If a hedging activity qualifies for hedge accounting treatment (fair value hedge), we include the periodic cash flow components of the derivative related to interest income or expense in the relevant income statement caption consistent with the hedged asset or liability. We also record the amortization of fair value hedging adjustments from terminated hedges and the amortization of the financing element of our off market derivatives in interest income or expense or other income (loss). Changes in the fair value of both the derivative and the hedged item are recorded as a component of other income (loss) in “Net gains (losses) on derivatives and hedging activities.”

If a hedging activity does not qualify for hedge accounting treatment (economic hedge), we record the derivative’s components of interest income and expense, together with the effect of changes in fair value as a component of other income (loss) in “Net gains (losses) on derivatives and hedging activities”; however, there is no fair value adjustment for the corresponding asset or liability being hedged unless changes in the fair value of the asset or liability are normally marked to fair value through earnings (i.e., trading securities and fair value option instruments).

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended September 30, 2017
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$3	$2	$—	$(3)	$—	$2
Net interest settlements	(19)	(23)	—	(4)	—	(46)
Total impact to net interest income	(16)	(21)	—	(7)	—	(44)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	1	(4)	—	2	—	(1)
Gains (losses) on economic hedges	—	(2)	—	—	—	(2)
Price alignment amount on derivatives[2]	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	1	(6)	—	2	1	(2)
Net gains (losses) on trading securities[3]	—	2	—	—	—	2
Total impact to other income (loss)	1	(4)	—	2	1	—
Total net effect of hedging activities[4]	$(15)	$(25)	$—	$(5)	$1	$(44)

	For the Three Months Ended September 30, 2016
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$6	$—	$—	$1	$7
Net interest settlements	(42)	(38)	—	26	(54)
Total impact to net interest income	(36)	(38)	—	27	(47)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	—	(13)	—	6	(7)
Gains (losses) on economic hedges	—	5	(1)	—	4
Total net gains (losses) on derivatives and hedging activities	—	(8)	(1)	6	(3)
Net gains (losses) on trading securities[3]	—	(4)	—	—	(4)
Total impact to other income (loss)	—	(12)	(1)	6	(7)
Total net effect of hedging activities[4]	$(36)	$(50)	$(1)	$33	$(54)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off-market derivatives.

2	Effective January 3, 2017, amount includes the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

3
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

4	The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Nine Months Ended September 30, 2017
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$13	$5	$(1)	$(5)	$—	$12
Net interest settlements	(75)	(79)	—	27	—	(127)
Total impact to net interest income	(62)	(74)	(1)	22	—	(115)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	3	10	—	(4)	—	9
Gains (losses) on economic hedges	—	(10)	—	—	—	(10)
Price alignment amount on derivatives[2]	—	—	—	—	2	2
Total net gains (losses) on derivatives and hedging activities	3	—	—	(4)	2	1
Net gains (losses) on trading securities[3]	—	12	—	—	—	12
Total impact to other income (loss)	3	12	—	(4)	2	13
Total net effect of hedging activities[4]	$(59)	$(62)	$(1)	$18	$2	$(102)

	For the Nine Months Ended September 30, 2016
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$19	$1	$(1)	$1	$20
Net interest settlements	(138)	(115)	—	65	(188)
Total impact to net interest income	(119)	(114)	(1)	66	(168)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	1	(16)	—	(1)	(16)
Gains (losses) on economic hedges	—	(59)	(1)	—	(60)
Total net gains (losses) on derivatives and hedging activities	1	(75)	(1)	(1)	(76)
Net gains (losses) on trading securities[3]	—	47	—	—	47
Total impact to other income (loss)	1	(28)	(1)	(1)	(29)
Total net effect of hedging activities[4]	$(118)	$(142)	$(2)	$65	$(197)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off-market derivatives.

2	Effective January 3, 2017, amount includes the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

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

The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Gains (losses) on interest rate swaps economically hedging our investments	$1	$10	$—	$(45)
Interest settlements	(3)	(5)	(10)	(14)
Net gains (losses) on investment derivatives	(2)	5	(10)	(59)
Net gains (losses) on related trading securities	2	(4)	12	47
Net gains (losses) on economic investment hedge relationships	$—	$1	$2	$(12)

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Compensation and benefits	$12	$13	$39	$39
Contractual services	2	1	8	7
Professional fees	5	4	15	8
Other operating expenses	6	5	16	14
Total operating expenses	25	23	78	68
Federal Housing Finance Agency	3	2	8	6
Office of Finance	1	2	5	5
Other, net	1	1	2	3
Total other expense	$30	$28	$93	$82

Other expense totaled $30 million and $93 million for the three and nine months ended September 30, 2017 compared to $28 million and $82 million for the same periods last year. The increase in other expense during the nine months ended September 30, 2017 was primarily due to an increase in professional fees as a result of hiring external resources to assist with improving our internal control environment.

STATEMENTS OF CONDITION

Financial Highlights

Our total assets decreased to $164.5 billion at September 30, 2017 from $180.6 billion at December 31, 2016. Our total liabilities decreased to $157.0 billion at September 30, 2017 from $173.2 billion at December 31, 2016. Total capital increased to $7.5 billion at September 30, 2017 from $7.4 billion at December 31, 2016. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	September 30, 2017	December 31, 2016
Commercial banks	$82,887	$94,939
Savings institutions	2,478	1,376
Credit unions	3,918	2,903
Non-captive insurance companies	19,089	17,441
Captive insurance companies	8,516	14,510
Community development financial institution	3	3
Total member advances	116,891	131,172
Housing associates	81	61
Non-member borrowers	533	304
Total par value	$117,505	$131,537

Our total advance par value decreased $14.0 billion or 11 percent at September 30, 2017 when compared to December 31, 2016. The decrease in total par value was primarily due to the repayment of $17.2 billion in advances held by a large depository institution member and $6.0 billion held by certain captive insurance company members. The decrease was partially offset by an increase in advances of $9.2 billion across other institution types.

As a result of the final rule on membership issued by the Finance Agency effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance company members ineligible for FHLBank membership. In accordance with the final rule, captive insurance company members that were admitted as members after September 12, 2014 (the date the Finance Agency proposed this rule) had their memberships terminated on February 17, 2017. Captive insurance company members that were admitted as members prior to September 12, 2014 will also have their memberships terminated no later than February 19, 2021. The magnitude of the impact of the final rule at that date will depend, in part, on our size and profitability at the time of membership termination or maturity of the related advances. As of September 30, 2017, we had six captive insurance company members with total advances outstanding of $8.5 billion, which represented seven percent of our total advances outstanding. One captive insurance company member was included in our five largest member borrowers at September 30, 2017 as shown in the table below.

The following table summarizes our advances by product type (dollars in millions):

	September 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Variable rate	$79,997	68	$104,594	80
Fixed rate	35,842	31	25,453	19
Amortizing	1,666	1	1,490	1
Total par value	117,505	100	131,537	100
Premiums	58		83
Discounts	(12)		(7)
Fair value hedging adjustments	(37)		(12)
Total advances	$117,514		$131,601

Fair value hedging adjustments changed $25 million at September 30, 2017 when compared to December 31, 2016 due to the impact of interest rates on our cumulative fair value adjustments on advances in hedge relationships.

At September 30, 2017 and December 31, 2016, 34 and 59 percent of our advances were variable rate callable advances. Callable advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Interest rates on our variable rate callable advances reset at each call date to be consistent with either the underlying LIBOR index or our current offering rate of our underlying cost of funds. In addition, we retain the flexibility to adjust the spread relative to our cost of funds for the majority of these variable rate advances on each reset date. We generally fund our variable rate callable advances with either discount notes, LIBOR indexed debt, or debt swapped to a LIBOR index. During the second quarter, we changed our pricing on certain variable rate callable advance products. As a result, we experienced a decrease in advance balances and a change in the composition of our advance portfolio to a higher percentage of fixed rate advances during the second and third quarters of 2017. For additional discussion on our funding strategies, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

At September 30, 2017 and December 31, 2016, advances outstanding to our five largest member borrowers totaled $74.1 billion and $92.2 billion, representing 63 and 70 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at September 30, 2017 (dollars in millions):

	Amount	% of Total
Wells Fargo Bank, N.A.	$59,895	51
Transamerica Life Insurance Company[1]	4,145	3
Truman Insurance Company[2]	3,588	3
ZB, National Association	3,250	3
Principal Life Insurance Company	3,250	3
Total par value	$74,128	63

1	Excludes $1.5 billion of advances with Transamerica Premier Life Insurance Company, an affiliate of Transamerica Life Insurance Company.

2	Represents a captive insurance company member whose membership will terminate within five years of the Finance Agency’s final rule on membership that became effective February 19, 2016.

We manage our credit exposure to advances through an approach that provides for an established credit limit for each borrower, ongoing reviews of each borrower’s financial condition, and detailed collateral and lending policies to limit risk of loss while balancing borrowers’ needs for a reliable source of funding. In addition, we lend to our borrowers in accordance with the Federal Home Loan Bank Act of 1932 (FHLBank Act), Federal Housing Finance Agency (Finance Agency) regulations, and other applicable laws and regulations.

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no probable credit losses on our advances as of September 30, 2017 and December 31, 2016. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following tables summarize information on our mortgage loans held for portfolio (dollars in millions):

	September 30, 2017
	MPF	MPP	Total
Fixed rate conventional loans	$6,104	$299	$6,403
Fixed rate government-insured loans	501	33	534
Total unpaid principal balance	6,605	332	6,937
Premiums	87	11	98
Discounts	(6)	(1)	(7)
Basis adjustments from mortgage loan commitments	5	—	5
Total mortgage loans held for portfolio	6,691	342	7,033
Allowance for credit losses	(2)	—	(2)
Total mortgage loans held for portfolio, net	$6,689	$342	$7,031

	December 31, 2016
	MPF	MPP	Total
Fixed rate conventional loans	$5,907	$361	$6,268
Fixed rate government-insured loans	513	42	555
Total unpaid principal balance	6,420	403	6,823
Premiums	82	14	96
Discounts	(8)	(1)	(9)
Basis adjustments from mortgage loan commitments	5	—	5
Total mortgage loans held for portfolio	6,499	416	6,915
Allowance for credit losses	(2)	—	(2)
Total mortgage loans held for portfolio, net	$6,497	$416	$6,913

Our total mortgage loans increased slightly at September 30, 2017 when compared to December 31, 2016. The increase was primarily due to loan purchases exceeding principal paydowns. For additional discussion on our mortgage loan credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	September 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$—	—	$1	—
Securities purchased under agreements to resell	5,500	14	5,925	14
Federal funds sold	6,770	17	5,095	12
Total short-term investments	12,270	31	11,021	26
Long-term investments[2]
Interest-bearing deposits	1	—	1	—
Mortgage-backed securities
GSE single-family	3,974	10	4,804	12
GSE multifamily	11,292	29	12,156	30
Other U.S. obligations single-family[3]	3,859	10	3,864	9
Other U.S. obligations commercial[3]	3	—	4	—
Private-label residential	13	—	16	—
Total mortgage-backed securities	19,141	49	20,844	51
Non-mortgage-backed securities
Other U.S. obligations[3]	3,410	9	3,745	9
GSE and Tennessee Valley Authority obligations	2,530	6	3,359	8
State or local housing agency obligations	1,434	4	1,697	4
Other	555	1	551	2
Total non-mortgage-backed securities	7,929	20	9,352	23
Total long-term investments	27,071	69	30,197	74
Total investments	$39,341	100	$41,218	100

1	Short-term investments have original maturities equal to or less than one year.

2	Long-term investments have original maturities of greater than one year.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

Our investments decreased $1.9 billion or five percent at September 30, 2017 when compared to December 31, 2016 due primarily to maturities of MBS and agency securities, partially offset by money market investment purchases to increase our liquidity position during the quarter.

The Finance Agency limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 2.44 and 2.58 at September 30, 2017 and December 31, 2016.

We evaluate AFS and HTM securities in an unrealized loss position for other-than-temporary-impairment (OTTI) on at least a quarterly basis. As part of our OTTI evaluation, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we will recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, we perform analyses to determine if any of these securities are other-than-temporarily impaired. At September 30, 2017 we did not consider any of these securities to be other-than-temporarily-impaired. Refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis performed at September 30, 2017.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At September 30, 2017 and December 31, 2016, the carrying value of consolidated obligations for which we are primarily liable totaled $155.3 billion and $170.8 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	September 30, 2017	December 31, 2016
Par value	$53,074	$81,019
Discounts and concession fees[1]	(98)	(72)
Total	$52,976	$80,947

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes decreased $28.0 billion or 35 percent at September 30, 2017 when compared to December 31, 2016. The decrease was primarily due to our increased use of bonds in place of discount notes to reduce the maturity gap between our assets and liabilities and in response to changes in our advance products outstanding. For additional information on our discount notes and maturity gap, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

BONDS

The following table summarizes information on our bonds (dollars in millions):

	September 30, 2017	December 31, 2016
Total par value	$102,456	$90,053
Premiums	210	254
Discounts and concession fees[1]	(65)	(79)
Fair value hedging adjustments	(307)	(330)
Total bonds	$102,294	$89,898

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds increased $12.4 billion or 14 percent at September 30, 2017 when compared to December 31, 2016. The increase was driven by our increased use of bonds in place of discount notes to reduce the maturity gap between our assets and liabilities and in response to changes in our advance products outstanding. Fair value hedging adjustments changed $23 million at September 30, 2017 when compared to December 31, 2016 due to the impact of interest rates on our cumulative fair value adjustments on bonds in hedge relationships.

For additional information on our bonds and maturity gap, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Deposits

Deposit levels will vary based on member alternatives for short-term investments. Our deposits decreased $179 million or 16 percent at September 30, 2017 when compared to December 31, 2016 due to a decrease in interest-bearing deposits.

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

Our total mandatorily redeemable capital stock balance decreased $242 million at September 30, 2017 when compared to December 31, 2016 due in part to the repurchase of $148 million in capital stock outstanding to certain captive insurance company members in the first quarter of 2017. The repurchase was in response to the Finance Agency final rule affecting membership eligibility that became effective February 19, 2016. In accordance with the final rule, on February 17, 2017, we terminated the membership of all captive insurance company members that were admitted as members after September 12, 2014 (the date the Finance Agency proposed this rule) and repurchased outstanding capital stock to these captive insurance company members in the amount of $148 million. Captive insurance company members that were admitted as members prior to September 12, 2014 will also have their memberships terminated no later than February 19, 2021. At September 30, 2017 and December 31, 2016, our mandatorily redeemable capital stock totaled $422 million and $664 million.

Capital

The following table summarizes information on our capital (dollars in millions):

	September 30, 2017	December 31, 2016
Capital stock	$5,624	$5,917
Additional capital from merger	—	52
Retained earnings	1,774	1,450
Accumulated other comprehensive income (loss)	100	(18)
Total capital	$7,498	$7,401

Our capital increased at September 30, 2017 when compared to December 31, 2016. The slight increase was due to an increase in retained earnings due to net income earned and an increase in AOCI due primarily to changes in unrealized gains on our MBS GSE and agency securities. These increases were partially offset by a decline in capital stock due to a decrease in member activity and a decline in additional capital from merger driven by dividend payments paid during 2017. As a result of the first quarter dividend payment, the additional capital from merger balance was depleted. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock” for additional information on our capital stock activity.

Derivatives

We use derivatives to manage interest rate risk in our Statements of Condition. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	September 30, 2017	December 31, 2016
Interest rate swaps
Noncallable	$51,367	$49,887
Callable by counterparty	2,228	3,287
Callable by the Bank	172	136
Total interest rate swaps	53,767	53,310
Forward settlement agreements (TBAs)	108	94
Mortgage delivery commitments	114	102
Total notional amount	$53,989	$53,506

The notional amount of our derivative contracts remained relatively stable at September 30, 2017 when compared to December 31, 2016. During 2017, we continued our use of swapped consolidated obligation bonds, in addition to LIBOR indexed debt to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the nine months ended September 30, 2017, proceeds from the issuance of bonds and discount notes were $53.2 billion and $162.9 billion compared to $77.9 billion and $209.4 billion for the same period in 2016. We continued to issue term fixed and floating rate, callable, and step-up rate consolidated obligation bonds as well as shorter-term discount notes to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

We maintained continual access to funding and adapted our debt issuance to meet the needs of our members, which has generally favored the issuance of shorter-term debt. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of money market fund reform, have sought the FHLBanks' short-term debt as an asset of choice, which has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less. However, due to the short-term maturity of the debt, we may be exposed to additional risks associated with refinancing and our ability to access the capital markets.

We monitor our debt refinancing risk and continue to enhance our liquidity and funding management. In measuring the level of assets requiring refinancing, we consider the maturity characteristics of our assets and liabilities. The following table presents the composition of our assets and liabilities by maturity (dollars in millions):

	September 30, 2017			December 31, 2016
	1 year or less	> 1 year	Total	1 year or less	> 1 year	Total
Assets
Investments[1]	$14,786	$24,136	$38,922	$14,265	$26,653	$40,918
Advances[2]	47,049	70,456	117,505	22,533	109,004	131,537
Mortgage loans held for portfolio[3]	934	6,003	6,937	862	5,961	6,823
Other interest earning assets[4]	—	—	—	200	—	200
Subtotal	$62,769	$100,595	163,364	$37,860	$141,618	179,478
Other[5]			1,181			1,127
Total assets			$164,545			$180,605

Liabilities
Consolidated obligation bonds[6]	$49,500	$52,956	$102,456	$47,733	$42,320	$90,053
Consolidated obligation discount notes[6]	53,074	—	53,074	81,019	—	81,019
Subtotal	$102,574	$52,956	155,530	$128,752	$42,320	171,072
Other[5]			1,517			2,132
Total liabilities			$157,047			$173,204
Maturity gap	$39,805			$90,892
Maturity gap percentage[7]	24%			50%

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

2
Represents the principal balance of advances based on contractual maturity. At September 30, 2017 and December 31, 2016, 34 percent and 60 percent of our advances were callable, many of which have call dates in the next year. For further detail of our advance call dates, refer to “Item 1. Financial Statements — Note 7 — Advances.”

3
Represents the principal balance of MPF and MPP mortgage loans based on expected maturity, which factors in projected prepayments. Certain assumptions are factored into the greater than one year bucket as they are not monitored as part of the maturity gap.

4	Represents loans outstanding to other FHLBanks at December 31, 2016. There were no loans outstanding to other FHLBanks at September 30, 2017.

5	Represents all other assets or liabilities reflected in the Bank’s Statements of Condition that are not monitored as part of the maturity gap.

6	Represents the principal balance of consolidated obligations based on contractual maturity.

7	The maturity gap percentage is calculated as the maturity gap divided by total assets.

During the nine months ended September 30, 2017, we continued to monitor the maturity gap between our assets and liabilities and made efforts to reduce our maturity gap percentage to reduce the level of refinancing risk that could potentially occur if we could not obtain funding in the capital markets due to an unforeseen event. Our maturity gap objective in the future may vary based on a number of factors, including our member borrowing needs, supply and demand in the debt markets, and other factors.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of October 31, 2017, our consolidated obligations were rated AA+/A-1+ by Standard and Poor’s and Aaa/P-1 by Moody’s and both ratings had a stable outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2016 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations which are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At September 30, 2017 and December 31, 2016, the total par value of outstanding consolidated obligations for which we are primarily liable was $155.5 billion and $171.1 billion. At September 30, 2017 and December 31, 2016, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $873.2 billion and $818.2 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of October 31, 2017, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the nine months ended September 30, 2017, repayments of consolidated obligations totaled $231.7 billion compared to $250.6 billion for the same period in 2016. A portion of these payments were due to the call of certain bonds in an effort to better match our projected asset cash flows. During the nine months ended September 30, 2017 and 2016, we called bonds with a total par value of $110 million and $1.6 billion.

During the nine months ended September 30, 2017, advance disbursements totaled $197.2 billion compared to $171.2 billion for the same period in 2016. During the nine months ended September 30, 2017, investment purchases (excluding overnight investments) totaled $76.6 billion compared to $88.7 billion for the same period in 2016. Investment purchases during each period were primarily driven by the purchase of money market investments, including secured resale agreements in an effort to manage our liquidity position.

We also use liquidity to purchase mortgage loans, repay member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

LIQUIDITY REQUIREMENTS
Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At September 30, 2017 and December 31, 2016, we were in compliance with all three of the Finance Agency liquidity requirements.
In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At September 30, 2017 and December 31, 2016, we were in compliance with this liquidity guidance.
Capital

CAPITAL REQUIREMENTS

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock, (including mandatorily redeemable capital stock), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock), additional capital from merger, and retained earnings. It does not include AOCI. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. Nonpermanent capital includes additional capital from merger. At September 30, 2017 and December 31, 2016, we were in compliance with all three of the Finance Agency’s regulatory capital requirements. Refer to “Item 1. Financial Statements — Note 12 — Capital” for additional information.

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

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days’ written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At September 30, 2017 and December 31, 2016, we had no excess capital stock outstanding.

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	September 30, 2017	December 31, 2016
Commercial banks	$4,096	$4,549
Savings institutions	150	121
Credit unions	386	320
Non-captive insurance companies	614	296
Captive insurance companies	378	631
Total GAAP capital stock	5,624	5,917
Mandatorily redeemable capital stock	422	664
Total regulatory capital stock	$6,046	$6,581

The decrease in regulatory capital stock held at September 30, 2017 when compared to December 31, 2016 was due to a decline in mandatorily redeemable capital stock and in GAAP capital stock. The decline in the mandatorily redeemable capital stock was driven by the repurchase of capital stock held by certain captive insurance company members whose membership was terminated on February 17, 2017 in response to the Finance Agency final rule affecting FHLBank membership. The decrease in GAAP capital stock was due to a decline in member activity.

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

Retained Earnings
Our Enterprise Risk Management Policy (ERMP) includes a target level of retained earnings and additional capital from merger based on the amount we believe necessary to protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to enable us to return to our targeted level of retained earnings over time. At September 30, 2017, we exceeded our retained earnings target.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance our capital position by allocating the earnings historically paid to satisfy the Resolution Funding Corporation obligation to a separate restricted retained earnings account. Under the JCE Agreement, we allocate 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately in our Statements of Condition. At September 30, 2017 and December 31, 2016, our restricted retained earnings balance totaled $311 million and $231 million. One percent of our average balance of outstanding consolidated obligations for the three months ended June 30, 2017 was $1.6 billion. For more information on our JCE Agreement, refer to “Item 1. Business — Retained Earnings” in our 2016 Form 10-K.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Aggregate cash dividends paid[1]	$42	$36	$130	$102
Effective combined annualized dividend rate paid on capital stock	3.06%	2.98%	3.07%	2.91%
Annualized dividend rate paid on membership capital stock	1.00%	0.75%	0.92%	0.58%
Annualized dividend rate paid on activity-based capital stock	3.50%	3.50%	3.50%	3.50%
Average three-month LIBOR	1.32%	0.79%	1.20%	0.69%

1
Amounts for the three and nine months ended September 30, 2017 exclude cash dividends of $4 million and $14 million paid on mandatorily redeemable capital stock, which is recorded as interest expense on the Statements of Income. Amounts for the three and nine months ended September 30, 2016 exclude cash dividends of $6 million and $10 million paid on mandatorily redeemable capital stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our 2016 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2017 with the exception of one policy noted below:

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

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Information Security Management Advisory Bulletin

On September 28, 2017, the Finance Agency issued an Advisory Bulletin that supersedes previous guidance on an FHLBank’s information security program. The Advisory Bulletin describes three main components of an information security program and provides the expectation that each FHLBank will use a risk-based approach to implement its information security program. The Advisory Bulletin contains expectations related to (i) governance, including guidance related to roles and responsibilities, risk assessments, industry standards, and cyber-insurance; (ii) engineering and architecture, including guidance on network security, software security, and security of endpoints; and (iii) operations, including guidance on continuous monitoring, vulnerability management, baseline configuration, asset life cycle, awareness and training, incident response and recovery, user access management, data classification and protection, oversight of third parties, and threat intelligence sharing.

We do not expect this advisory bulletin to materially affect our financial condition or results of operations.

Minority and Women Inclusion

On July 25, 2017, the Finance Agency published a final rule, effective August 24, 2017, amending its Minority and Women Inclusion regulations to clarify the scope of the FHLBanks’ obligation to promote diversity and ensure inclusion. The final rule updates the existing Finance Agency regulations aimed at promoting diversity and the inclusion and use of minorities, women, and individuals with disabilities, and the businesses they own (MWDOB) in all FHLBank business and activities, including management, employment, and contracting. The final rule will:

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

•
require us to provide information in our annual reports to the Finance Agency about our efforts to advance diversity and inclusion through financial transactions, identification of ways in which we might be able to improve MWDOB business with the Bank by enhancing customer access by MWDOB businesses, including through our affordable housing and community investment programs and strategies for promoting the diversity of supervisors and managers; and

•	require us to classify and provide additional data in our annual reports about the number of and amounts paid under its contracts with MWDOB.

We do not expect this final rule to materially affect our financial condition or results of operations, but anticipate that it may result in increased compliance costs and substantially increase the amount of tracking, monitoring, and reporting that would be required.

FHLBank Capital Requirements

On July 3, 2017, the Finance Agency published a proposed rule to adopt, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the FHFA) pertaining to the capital requirements for the FHLBanks. The proposed rule would carry over most of the existing regulations without material change but would substantively revise the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions would remove requirements that we calculate credit risk capital charges and unsecured credit limits based on ratings issued by a Nationally Recognized Statistical Rating Organization (NRSRO), and instead, require that the FHLBanks establish and use their own internal rating methodology. With respect to derivatives, the proposed rule would impose a new capital charge for cleared derivatives, which under the existing rule do not carry a capital charge, to align with the Dodd-Frank Act’s clearing mandate. The proposed rule also would revise the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The Finance Agency proposes to retain, for now, the percentages used in the tables to calculate capital charges for mortgage-related assets, and to address the methodology for residential mortgage assets at a later date. While a March 2009 regulatory directive pertaining to certain liquidity matters will continue to remain in place, the Finance Agency also proposes to rescind certain minimum regulatory liquidity requirements for the FHLBanks and address these liquidity requirements in a separate rulemaking.

We submitted a joint comment letter with the other FHLBanks on August 31, 2017. We are continuing to evaluate the proposed rule but do not expect this rule, if adopted in final form, to materially affect our financial condition or results of operations.

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

Other Significant Developments

Mandatory Contractual Stay Requirements for Qualified Financial Contracts (QFCs)

On September 12, 2017, the Federal Reserve Board (FRB) published a final rule, effective November 13, 2017, requiring certain global systemically important banking institutions (GSIBs) regulated by the FRB to amend their covered qualified financial contracts (QFCs) to limit a counterparty’s immediate termination or exercise of default rights under the QFCs in the event of bankruptcy or receivership of the GSIB or an affiliate of the GSIB. Covered QFCs include derivatives, repurchase agreements (known as repos) and reverse repos, and securities lending and borrowing agreements. On September 27, 2017, the FDIC adopted a substantively identical final rule, effective January 1, 2018, with respect to QFCs entered into with certain FDIC-supervised institutions.

Although we are not a covered entity under these rules, as a counterparty to covered entities under QFCs, we may be required to amend QFCs entered into with FRB-regulated GSIBs or applicable FDIC-supervised institutions. We do not expect these final rules to materially affect our financial condition or results of operations.

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

Market Risk

We define market risk as the risk that Market Value of Capital Stock (MVCS) or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk was our predominant type of market risk exposure during the nine months ended September 30, 2017 and 2016. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and derivatives, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate changes and spread and volatility movements.

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

The MVCS calculation uses market prices, as well as interest rates and volatilities, and assumes a run-off balance sheet. The timing and variability of balance sheet cash flows are calculated by an internal model. To ensure the accuracy of the MVCS calculation, we reconcile the computed market prices of complex instruments, such as derivatives and mortgage assets, to market observed prices or dealers’ quotes.

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

We monitor and manage to the MVCS policy limits to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach requires a prompt action to address the measure outside of the policy limit and the breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. We were in compliance with the MVCS policy limits at September 30, 2017 and December 31, 2016.

Our down 200 basis point policy limit is suspended when the 10-year swap rate is below 2.50 percent and remains so for five consecutive days. At September 30, 2017 and December 31, 2016, the 10-year swap rate was below 2.50 percent and therefore the associated policy limit was suspended.

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous parallel changes in interest rates at September 30, 2017 and December 31, 2016:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2017	$128.6	$129.7	$130.3	$130.1	$129.5	$128.5	$126.0
December 31, 2016	$119.8	$120.3	$120.0	$119.6	$118.7	$117.6	$114.9

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2017	(1.2)%	(0.3)%	0.1%	—%	(0.5)%	(1.3)%	(3.1)%
December 31, 2016	0.2%	0.6%	0.4%	—%	(0.7)%	(1.7)%	(3.9)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2017 and December 31, 2016	(12.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(12.0)%

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel changes in interest rates at September 30, 2017 and December 31, 2016:

	Market Value of Capital Stock (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2017	$129.9	$130.4	$130.5	$130.1	$129.4	$128.3	$125.4
December 31, 2016	$121.0	$120.9	$120.4	$119.6	$118.3	$117.0	$114.2

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2017	(0.2)%	0.2%	0.3%	—%	(0.6)%	(1.4)%	(3.6)%
December 31, 2016	1.2%	1.1%	0.7%	—%	(1.0)%	(2.1)%	(4.5)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2017 and December 31, 2016	(13.0)%	(5.5)%	(2.5)%	—%	(2.5)%	(5.5)%	(13.0)%

Our base case MVCS was 130.1 at September 30, 2017 when compared to 119.6 at December 31, 2016. The change was primarily attributable to the following factors:

•
Increase in net income: We recorded net income of $402 million during the nine months ended September 30, 2017, which was primarily driven by net interest income of $497 million. Dividend payments for the nine months ended September 30, 2017 totaled $130 million. The earnings in excess of dividends paid had a positive impact on the market value of our assets, thereby increasing MVCS.

•
Option-adjusted spread: The spread between mortgage interest rates and LIBOR, adjusted for the mortgage prepayment option, decreased at September 30, 2017 when compared to December 31, 2016. This had a positive impact on MVCS as it increased the value of mortgage-related assets.

•
Decreased shares of activity-based capital stock: During the nine months ended September 30, 2017, our advance activity with members declined, and therefore our activity-based capital stock requirements decreased. As we repurchased this activity-based capital stock back at par, which is below our current MVCS level, our MVCS was positively impacted.

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
Our primary income sensitivity policy limits specify a floor on our projected return on capital stock of no less than 50 percent of average projected 3-month LIBOR over 24 months for the up and down 100 and 200 basis point parallel interest rate change scenarios as well as for the up and down 100 basis point non-parallel interest rate changes for each shock scenario. Any policy limit breach requires a prompt action to address the measure outside of the policy limit. The breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. We were in compliance with the projected 24-month income sensitivity policy limits at both September 30, 2017 and December 31, 2016. For more information on our Projected Income Sensitivity, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Projected Income Sensitivity” in our 2016 10-K.
Capital Adequacy

An adequate capital position is necessary for providing safe and sound operations of the Bank. Our key capital adequacy measure is MVCS. In addition to MVCS, we maintain capital levels in accordance with Finance Agency regulations and monitor retained earnings and additional capital from merger. For a discussion of our key capital adequacy measure, MVCS, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Market Value of Capital Stock Sensitivity.”

RETAINED EARNINGS AND ADDITIONAL CAPITAL FROM MERGER TARGET LEVEL AND REGULATORY CAPITAL REQUIREMENTS

Our ERMP includes a target level of retained earnings and additional capital from merger based on the amount we believe necessary to protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We are also subject to three regulatory capital requirements. For additional information on our compliance with these requirements, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

During the third quarter of 2017, two significant hurricanes impacted the southeastern coasts of the United States. We have analyzed the potential impact that damage related to Hurricanes Irma and Harvey might have on our advances, letters of credit, mortgage loans held for portfolio, and non-agency MBS securities. Based on the information currently available, we do not anticipate that the impact of the hurricanes will have a material effect, if any, on the Bank’s financial condition or results of operations. We continue to evaluate the impact of the hurricanes on advances, letters of credit, mortgage loans held for portfolio, and non-agency MBS investments. If additional information becomes available indicating that any of these assets has been impaired and the amount of the loss can be reasonably estimated, we will record appropriate reserves at that time.

ADVANCES

We manage our credit exposure to advances through an approach that provides for an established credit limit for each borrower, ongoing reviews of each borrower’s financial condition, and detailed collateral and lending policies to limit risk of loss while balancing borrowers’ needs for a reliable source of funding. In addition, we lend to our borrowers in accordance with the FHLBank Act, Finance Agency regulations, and other applicable laws.

We are required by regulation to obtain sufficient collateral to fully secure our advances and other credit products. Eligible collateral includes (i) whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and Federal Family Education Loan Program guaranteed student loans, (iii) cash deposited with us, and (iv) other real estate-related collateral acceptable to us provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. Community Financial Institutions (CFIs) may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each borrower’s capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

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

Under a blanket lien, we are granted a security interest in all financial assets of the borrower to fully secure the borrower’s obligation. Other than securities and cash deposits, we do not initially take delivery of collateral pledged by blanket lien borrowers. In the event of deterioration in the financial condition of a blanket lien borrower, we have the ability to require delivery of pledged collateral sufficient to secure the borrower’s obligation. With respect to non-blanket lien borrowers that are federally insured, we generally require collateral to be specifically assigned. With respect to non-blanket lien borrowers that are not federally insured (typically insurance companies, CDFIs, and housing associates), we generally take control of collateral through the delivery of cash, securities, or loans to us or our custodians.

Although management has policies and procedures in place to manage credit risk, we may be exposed to this risk if our outstanding advance value exceeds the liquidation value of our collateral. We mitigate this risk by applying collateral discounts or haircuts to the unpaid principal balance or market value, if available, of the collateral to determine the advance equivalent value of the collateral securing each borrower’s obligation. The amount of these discounts will vary based on the type of collateral and security agreement. We determine these discounts or haircuts using data based upon historical price changes, discounted cash flow analyses, and loan level modeling.

At September 30, 2017 and December 31, 2016, borrowers pledged $325.0 billion and $330.4 billion of collateral (net of applicable discounts) to support activity with us, including advances. All of our advances are required to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on our credit products as of September 30, 2017 and December 31, 2016. Accordingly, we have not recorded any allowance for credit losses on our credit products.

MORTGAGE LOANS

We are exposed to credit risk through our participation in the MPF program and MPP. Mortgage loan credit risk is the risk that we will not receive timely payments of principal and interest due from mortgage borrowers because of borrower defaults. Credit risk on mortgage loans is affected by a number of factors, including loan type, borrower’s credit history, and other factors such as home price fluctuations, unemployment levels, and other economic factors in the local market or nationwide.

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

The following table presents the unpaid principal balance of our MPF and MPP portfolios by product type (dollars in millions):

Product Type	September 30, 2017	December 31, 2016
MPF Conventional	$6,104	$5,907
MPF Government	501	513
Total MPF	6,605	6,420

MPP Conventional	299	361
MPP Government	33	42
Total MPP	332	403
Total mortgage loan unpaid principal balance	$6,937	$6,823

We manage the credit risk on mortgage loans acquired in the MPF program and MPP by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our PFIs, (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs, and (iv) establishing an allowance for credit losses to reflect management’s estimate of probable credit losses inherent in the portfolio.

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

Conventional Mortgage Loans. For our conventional mortgage loans, we have several layers of legal loss protection that are defined in agreements among us and our PFIs. For our MPF loans, these loss layers may vary depending on the MPF product alternatives selected and credit profile of the loans. Loss layers may consist of (i) homeowner equity, (ii) primary mortgage insurance (PMI), (iii) a first loss account (FLA), and (iv) a credit enhancement obligation of the PFI. For our MPP loans, these loss layers consist of (i) homeowner equity and (ii) PMI. For a detailed discussion of these loss layers, refer to “Item 1. Financial Statements — Note 9 — Allowance for Credit Losses.”

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional MPF and MPP mortgage loan portfolios at the balance sheet date. The measurement of our MPF and MPP allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, and (iii) estimating additional credit losses in the conventional mortgage loan portfolio. The allowance for credit losses on our conventional MPF mortgage loans was $2 million at September 30, 2017 and December 31, 2016. The allowance for credit losses on our conventional MPP mortgage loans was less than $1 million at both September 30, 2017 and December 31, 2016.

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

INVESTMENTS

We maintain an investment portfolio primarily to provide investment income and liquidity. Our primary credit risk on investments is the counterparties’ ability to meet repayment terms. We mitigate this credit risk by purchasing investment quality securities. We define investment quality as a security with adequate financial backings so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security. We consider a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, NRSRO credit ratings, and/or the financial health of the underlying issuer.

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At September 30, 2017, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty’s overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from three to 15 percent based on the counterparty’s credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of six to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. At September 30, 2017, we were in compliance with the regulatory limits established for unsecured credit.

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

At September 30, 2017, our unsecured investment exposure consisted of overnight Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at September 30, 2017 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1,2]
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$—	$—	$875	$875
U.S subsidiaries of foreign commercial banks	—	45	—	45
Total domestic and U.S. subsidiaries of foreign commercial banks	—	45	875	920
U.S. branches and agency offices of foreign commercial banks
Australia	700	—	—	700
Canada	—	600	—	600
France	—	700	—	700
Germany	—	600	—	600
Japan	—	600	—	600
Netherlands	—	300	—	300
Norway	—	600	—	600
Sweden	1,150	600	—	1,750
Total U.S. branches and agency offices of foreign commercial banks	1,850	4,000	—	5,850
Total unsecured investment exposure	$1,850	$4,045	$875	$6,770

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Table excludes investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the FDIC.

Investment Ratings

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	September 30, 2017
	Credit Rating[1]
	AAA	AA	A	BBB	BB or Lower	Total
Interest-bearing deposits[2]	$—	$1	$—	$—	$—	$1
Securities purchased under agreements to resell	500	250	1,000	3,750	—	5,500
Federal funds sold	—	1,850	4,045	875	—	6,770
Investment securities:
Mortgage-backed securities
GSE single-family	—	3,974	—	—	—	3,974
GSE multifamily	—	11,292	—	—	—	11,292
Other U.S. obligations single-family[3]	—	3,859	—	—	—	3,859
Other U.S. obligations commercial[3]	—	3	—	—	—	3
Private-label residential	—	4	—	7	2	13
Total mortgage-backed securities	—	19,132	—	7	2	19,141
Non-mortgage-backed securities
Other U.S. obligations[3]	—	3,410	—	—	—	3,410
GSE and Tennessee Valley Authority obligations	—	2,530	—	—	—	2,530
State or local housing agency obligations	1,150	284	—	—	—	1,434
Other	454	101	—	—	—	555
Total non-mortgage-backed securities	1,604	6,325	—	—	—	7,929
Total investments[4]	$2,104	$27,558	$5,045	$4,632	$2	$39,341

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

4	At September 30, 2017, 17 percent of our total investments were unsecured.

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2016
	Credit Rating[1]
	AAA	AA	A	BBB	BB or Lower	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$2
Securities purchased under agreements to resell	1,425	250	500	3,750	—	5,925
Federal funds sold	—	200	4,050	845	—	5,095
Investment securities:
Mortgage-backed securities
GSE single-family	—	4,804	—	—	—	4,804
GSE multifamily	—	12,156	—	—	—	12,156
Other U.S. obligations single-family[3]	—	3,864	—	—	—	3,864
Other U.S. obligations commercial[3]	—	4	—	—	—	4
Private-label residential	—	—	5	9	2	16
Total mortgage-backed securities	—	20,828	5	9	2	20,844
Non-mortgage-backed securities
Other U.S. obligations[3]	—	3,745	—	—	—	3,745
GSE and Tennessee Valley Authority obligations	—	3,359	—	—	—	3,359
State or local housing agency obligations	1,242	455	—	—	—	1,697
Other	449	102	—	—	—	551
Total non-mortgage-backed securities	1,691	7,661	—	—	—	9,352
Total investments[4]	$3,116	$28,941	$4,555	$4,604	$2	$41,218

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

4	At December 31, 2016, 12 percent of our total investments were unsecured.

Our total investments decreased at September 30, 2017 when compared to December 31, 2016 due primarily to maturities of MBS and agency securities, partially offset by money market investment purchases to increase our liquidity position during the quarter.

At September 30, 2017 and December 31, 2016, we did not consider any of our investments to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment.”

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

We limit our investments in MBS to those guaranteed by the U.S. Government or issued by a GSE. Further, our ERMP prohibits new purchases of private-label MBS. We perform ongoing analysis on these investments to determine potential credit issues. At September 30, 2017 and December 31, 2016, we owned $19.1 billion and $20.8 billion of MBS, of which approximately 99.9 percent were guaranteed by the U.S. Government or issued by GSEs and 0.1 percent were private-label MBS at each period end.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	September 30, 2017
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral and Variation Margin for Daily Settled Contracts	Cash Collateral Pledged To (From) Counterparty and Variation Margin for Daily Settled Contracts[2]	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A	$2,540	$9	$(8)	$1
BBB[4]	499	—	—	—
Liability positions with credit exposure
Uncleared derivatives
AA	551	(25)	26	1
A	4,970	(64)	66	2
BBB	1,166	(26)	27	1
Cleared derivatives[2,3]	43,029	(311)	425	114
Total derivative positions with credit exposure to non-member counterparties	52,755	(417)	536	118
Member institutions[4,5]	105	—	—	—
Total	52,860	$(417)	$536	$118
Derivative positions without credit exposure	1,129
Total notional	$53,989

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Includes variation margin for daily unsettled contracts of $305 million at September 30, 2017.

3
Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing's parent, CME Group Inc. was rated Aa3 by Moody's and AA- by Standard and Poor's at September 30, 2017.

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

2
Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing’s parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by Standard and Poor’s at December 31, 2016.

3	Net credit exposure is less than $1 million.

4	Represents mortgage delivery commitments with our member institutions.

Operational Risk

We define operational risk as the risk of loss or harm from inadequate or failed processes, people, and/or systems, including those emanating from external sources. Operational risk is inherent in all of our business activities, processes, and systems. Management has established policies and procedures to reduce the likelihood of operational risk and designed our annual risk assessment process to provide ongoing identification, measurement, and monitoring of operational risk. Due to the manual nature of many of our processes, our operational risk exposure has been designated as elevated. To mitigate this risk, we continue to focus on process and control improvements, system upgrades, and adding staff to lead and support critical business functions. In addition, we continue to strengthen the execution of controls surrounding spreadsheets by streamlining and eliminating spreadsheets through automation.

As a result of the storm drain pipe break and water damage to our headquarters on June 22, 2017, we utilized our back-up data center, and employees worked out of a business recovery center located in Urbandale, Iowa, additional leased space in downtown Des Moines, and remotely during June 23 through July 14 of this year. On July 17, 2017 we resumed use of our primary data center at our headquarters, which was not damaged. However, as a result of the water damage, the estimated time to complete repairs, and our plan to relocate our headquarters to a building in downtown Des Moines that we purchased in April of 2017, we terminated our lease with Wells Fargo Financial, an affiliate of Wells Fargo Bank effective September 30, 2017. We entered into a nine month lease agreement with Wells Fargo Financial effective September 30, 2017 to lease approximately 1,200 square feet of the former headquarters to support general business functions. In addition, in July and August 2017, we amended our lease at 666 Walnut St., Des Moines, Iowa to lease additional space for our temporary headquarters. We expect to remain at this location until our recently purchased building at 909 Locust St., Des Moines, Iowa is ready for occupancy, which is currently anticipated for late 2018. As a result of the storm drain pipe and transitioning employees to a temporary headquarters location, our operational risk profile was elevated. No known material disruptions in member services or material impacts to our financial condition and results of operations have been experienced due to the disruption.

Strategic Risk

We define strategic risk as the risk of an adverse impact on our mission, financial condition, or current and future profitability resulting from external factors that may occur in both the short- and long-term. Strategic risk includes political, reputation, regulatory, and/or environmental factors, many of which are beyond our control. From time to time, proposals are made, or legislative and regulatory changes are considered, which could affect our cost of doing business or other aspects of our business. We mitigate strategic risk through strategic business planning and monitoring of our external environment. For additional information on some of the more important risks we face, refer to “Part II — Item 1A. Risk Factors” and “Item 1A. Risk Factors” in our 2016 Form 10-K.

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, and management’s previous identification of the material weakness in our internal control over financial reporting at December 31, 2016, our President and CEO, and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2017.
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
Changes in Internal Control over Financial Reporting

Other than the actions described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Private-Label MBS Litigation

As the Seattle Bank previously reported, in December of 2009, it filed 11 complaints in the Superior Court of Washington for King County relating to private-label MBS that it purchased from various dealers and financial institutions in an aggregate original principal amount of approximately $4 billion. The Seattle Bank’s complaints under Washington State law requested rescission of its purchases of the securities and repurchases of the securities by the defendants for the original purchase prices plus eight percent per annum (plus related costs), minus distributions on the securities received by the Seattle Bank. The Seattle Bank asserted that the defendants made untrue statements and omitted important information in connection with their sales of the securities to the Seattle Bank.

Of the 11 cases initially filed, one has been dismissed and ten have been settled in whole or in part, the remaining portions of which are under appeal. The appeal covers the claims related to five certificates across three different cases. The aggregate consideration paid for the private-label MBS currently on appeal is $767 million.

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
During the three months ended September 30, 2017 and 2016 we did not settle any private-label MBS claims. During the nine months ended September 30, 2017, we settled a private-label MBS claim and recognized $21 million in net gains on litigation settlements. During the nine months ended September 30, 2016, we recognized $337 million in net gains on litigation settlements.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2016 Form 10-K. There have been no material changes to our risk factors during the nine months ended September 30, 2017, except as follows:

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
On June 22, 2017, a storm pipe broke at our headquarters causing significant water damage to our office space and rendering it totally uninhabitable. From June 23 through July 14 of this year, we utilized our back-up data center, and employees worked out of a business recovery center located in Urbandale, Iowa, additional leased space in downtown Des Moines, and remotely. On July 17, 2017, we resumed use of our primary data center at our headquarters, which was not damaged. However, as a result of the water damage, the estimated time to complete repairs, and our plan to relocate our headquarters to a building in downtown Des Moines that we purchased in April of 2017, we terminated our lease with Wells Fargo Financial, an affiliate of Wells Fargo Bank effective September 30, 2017. We entered into a nine month lease agreement with Wells Fargo Financial effective September 30, 2017 to lease approximately 1,200 square feet of the former headquarters to support general business functions. In addition, in July and August 2017, we amended our lease at 666 Walnut St., Des Moines, Iowa to lease additional space for our temporary headquarters. We expect to remain at this location until our recently purchased building at 909 Locust St., Des Moines, Iowa is ready for occupancy, which is currently anticipated for late 2018. Through the date of this filing we have not experienced material disruptions in member services or material impacts to our financial condition and results of operations; however, there can be no assurance that future technical failures or interruption will not take place. Any technical failure or interruption could harm our customer relations, risk management, and profitability, and could adversely impact our financial condition and results of operations.

CHANGES TO AND REPLACEMENT OF THE LIBOR BENCHMARK INTEREST RATE COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS
In July 2017, the United Kingdom's Financial Conduct Authority (FCA), a regulator of financial services firms and financial markets in the U.K., stated that they will plan for a phase out of regulatory oversight of LIBOR interest rate indices. The FCA has indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate(s).  Other financial services regulators and industry groups, including the International Swaps and Derivatives Association (ISDA), are evaluating the possible phase-out of LIBOR and the development of alternate interest rate indices or reference rate(s).  As noted throughout this report, many of the Bank's assets and liabilities are indexed to LIBOR. We are not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition may be on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There were no material changes to the disclosure related to the Rule 2-01 (c)(1)(ii)(A) of SEC Regulation S-X (the Loan Rule) included in our 2016 10-K. Refer to “ Part II. Item 9B - Other Information “ in our 2016 Form 10-K for additional information.

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

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	November 9, 2017

By:	/s/ Michael L. Wilson
Michael L. Wilson President and Chief Executive Officer

By:	/s/ Ardis E. Kelley
Ardis E. Kelley Senior Vice President and Chief Accounting Officer and Chief Strategic Planning Officer (Principal Accounting Officer)