Form 10-K
period 2017-12-31
Federal Home Loan Bank of Des Moines
filed 2018-03-12
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2017, the aggregate par value of the stock held by current and former members of the registrant was $6,103,347,500. At February 28, 2018, 58,248,200 shares of stock were outstanding.

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

•	the ability to meet capital and other regulatory requirements;

•	disruptions in the credit and debt markets and the effect on future funding costs, sources, and availability;

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

•	ineffective use of hedging strategies or the availability of derivative instruments in the types and quantities needed for risk management purposes from acceptable counterparties;

•	changes in the relative attractiveness of consolidated obligations due to actual or perceived changes in the FHLBanks’ credit ratings as well as the U.S. Government’s long-term credit rating;

•
competitive forces, including without limitation, other sources of funding available to our borrowers that could impact the demand for our advances, other entities purchasing mortgage loans in the secondary mortgage market, and other entities borrowing funds in the capital markets;

•	the volatility of credit quality, market prices, interest rates, and other indices that could affect the value of collateral held by us as security for borrower and counterparty obligations;

•	reliance on a relatively small number of member institutions for a large portion of our advance business;

•	the ability to attract and retain key personnel;

•	significant business interruptions resulting from third party failure;

•	the volatility of reported results due to changes in the fair value of certain assets, liabilities, and derivative instruments;

•	member consolidations and failures;

•	increases in delinquency or loss estimates on mortgage loans; and

•	changes to and replacement of the LIBOR benchmark interest rate.

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

PART I

ITEM 1. BUSINESS
OVERVIEW
The Federal Home Loan Bank of Des Moines (the Bank, we, us, or our) is a federally chartered corporation organized on October 31, 1932, that is exempt from all federal, state, and local taxation (except real property taxes) and is one of 11 district FHLBanks. The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932 (FHLBank Act). With the passage of the Housing and Economic Recovery Act of 2008 (Housing Act), the Federal Housing Finance Agency (Finance Agency) was established and became the new independent federal regulator of Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, Enterprises), as well as the FHLBanks and FHLBanks’ Office of Finance (Office of Finance), effective July 30, 2008. The Finance Agency’s mission is to ensure that the Enterprises and FHLBanks operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment. The Finance Agency establishes policies and regulations governing the operations of the Enterprises and FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.
We are a cooperative. This means we are owned by our customers, whom we call members. Our members include commercial banks, savings institutions, credit unions, insurance companies, and community development financial institutions (CDFIs) in our district of Alaska, Hawaii, Idaho, Iowa, Minnesota, Missouri, Montana, North Dakota, Oregon, South Dakota, Utah, Washington, Wyoming, and the U.S. Pacific territories of American Samoa, Guam, and the Commonwealth of the Northern Mariana Islands. While not considered members, we also conduct certain business activities with state and local housing associates meeting certain statutory criteria.

MERGER

We completed the merger with the Federal Home Loan Bank of Seattle (Seattle Bank) (the Merger) on May 31, 2015 (merger date). The Merger had a significant impact on all aspects of our financial condition, results of operations, and cash flows. As a result, financial results may not be directly comparable for the year ended December 31, 2015, and periods prior to the Merger.
BUSINESS MODEL
Our mission is to provide funding and liquidity for our members and housing associates so they can meet the housing, economic development, and business needs of the communities they serve. We strive to achieve our mission within an operating principle that balances the trade-off between attractively priced products, reasonable returns on capital stock, maintaining an adequate level of capital to meet regulatory capital requirements, and maintaining adequate retained earnings to preserve par value of member-owned capital stock.
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
Our net income is primarily attributable to the difference between the interest income we earn on our advances, mortgage loans, and investments, and the interest expense we pay on our consolidated obligations and member deposits, as well as components of other income (loss) (e.g., net gains on litigation settlements, gains and losses on derivatives and hedging activities, and gains and losses on trading securities). A portion of our annual net income is used to fund our Affordable Housing Program (AHP), which provides grants and subsidized advances to members to support housing for very low to moderate income households. By regulation, we are required to contribute 10 percent of our net earnings each year to the AHP. In addition to the required AHP assessment, our Board may elect to make voluntary contributions to the AHP. For purposes of the required AHP assessment, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock. For additional details on our AHP, refer to the “Affordable Housing Program Assessments” section of Item 1.
We have risk management policies that govern our exposure to market, liquidity, credit, operational, legal and regulatory compliance, and strategic risk, as well as capital adequacy. Our primary objective is to manage assets, liabilities, and derivative exposures in ways that protect the par redemption value of our capital stock while earning a reasonable return. For additional information on our risk management practices, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

MEMBERSHIP
Our membership includes commercial banks, savings institutions, credit unions, insurance companies, and CDFIs. The majority of depository institutions in our district that are eligible for membership are currently members.
The following table summarizes our membership by type of institution:

	December 31,
Institutional Entity	2017	2016	2015
Commercial banks	1,045	1,061	1,088
Savings institutions	50	57	65
Credit unions	237	231	221
Non-captive insurance companies	60	56	54
Captive insurance companies	6	12	13
Community development financial institutions	6	5	4
Total	1,404	1,422	1,445

The following table summarizes our membership by asset size:

	December 31,
Membership Asset Size[1]	2017	2016	2015
Depository institutions[2]
Less than $100 million	27%	30%	31%
$100 million to $500 million	48	46	46
Greater than $500 million	20	19	18
Insurance companies
Less than $100 million	1	1	1
$100 million to $500 million	1	1	1
Greater than $500 million	3	3	3
Total	100%	100%	100%

1	Membership asset size is based on September 30, 2017 financial information received from members.

2	Depository institutions consist of commercial banks, savings institutions, credit unions, and community development financial institutions.

Our membership level decreased during 2017 due to 21 member consolidations, 10 out-of-district or non-member consolidations, six involuntary terminations, four dissolved charters, and three member withdrawals, partially offset by the addition of 26 new members. At December 31, 2017, approximately 73 percent of our members were Community Financial Institutions (CFIs). For 2017, CFIs were defined under the FHLBank Act to include all Federal Deposit Insurance Corporation (FDIC) insured institutions with average total assets over the previous three-year period of less than $1.148 billion. CFIs are eligible to pledge certain collateral types that non-CFIs cannot pledge, including secured business loans and lines of credit and secured agri-business loans and lines of credit.

BUSINESS SEGMENTS
We manage our operations as one business segment. Management and our Board of Directors review enterprise-wide financial information in order to make operating decisions and assess performance.
PRODUCTS AND SERVICES
Advances
We carry out our mission primarily through lending funds, which we call advances, to our members and eligible housing associates (collectively, borrowers). Our advance products are designed to provide liquidity and help borrowers meet the credit needs of their communities while competing effectively in their markets. Borrowers generally use our advance products as sources of wholesale funding and general asset-liability management.
Our advance products include the following:

•	Overnight Advance. This product has a maturity of one business day and is renewed automatically until the borrower pays off the advance. Interest rates are set daily.

•
Fixed Rate Advances. These advances are available over a variety of terms in amortizing and non-amortizing structures. Using an amortizing advance, a borrower makes predetermined principal and interest payments at scheduled intervals throughout the term of the advance. Forward starting advances are a type of fixed rate non-amortizing advance with settlement dates up to two years in the future, allowing members to lock in an interest rate at the outset, while delaying the receipt of funding and principal and interest payments. Delayed amortizing advances are a type of fixed rate advance with a feature that delays commencement of the repayment of the principal up to five years, allowing members control over the principal cash flows and the repayment of the advance. Certain long-term fixed rate and amortizing advances contain a symmetrical prepayment feature. This feature allows borrowers to prepay an advance and potentially realize a gain if interest rates rise to a level greater than those existing when the advance was originated.

•
Variable Rate Advances. These advances have interest rates that reset periodically to a specified interest rate index such as London Interbank Offered Rate (LIBOR), Prime Rate, or FHLBank debt yields. Capped LIBOR advances are a type of variable rate advance in which the interest rate cannot exceed a specified maximum interest rate. Certain variable rate advances provide for the borrower’s ability to prepay at rate reset dates and our ability to adjust interest rates (including spread) at reset dates.

•
Callable Advances. These advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Callable advances can be either fixed or floating in nature. Floating rate callable advances may reset at different frequencies ranging from one to six months and are callable at each rate reset date. Fixed rate callable advances may have different call schedules based on member specifications, and principal balances may be amortizing in nature. We generally fund advances with discount notes and consolidated obligations that are fixed rate, floating rate indexed to LIBOR, or debt swapped to a LIBOR index.

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

For the years ended December 31, 2017, 2016, and 2015, advances represented 71, 69, and 61 percent of our total average assets and generated 65, 57, and 39 percent of our total interest income. For additional information on our advances, including our top five borrowers, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances.” In addition, refer to “Item 1A. Risk Factors” for a discussion on our exposure to customer concentration risk.
COLLATERAL
We are required by regulation to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance and throughout the life of the advance to ensure a fully collateralized position. Eligible collateral includes (i) fully disbursed whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including mortgage-backed securities (MBS) issued or guaranteed by Fannie Mae, Freddie Mac, or Government National Mortgage Association (Ginnie Mae) and Federal Family Education Loan Program (FFELP) guaranteed student loans, (iii) cash deposited with us, and (iv) other real estate-related collateral acceptable to us, such as second lien mortgages, home equity lines of credit, and commercial real estate mortgages, provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. CFIs may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each member’s capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.
Borrowers may pledge collateral to us by executing a blanket pledge agreement, specifically assigning collateral, or placing physical possession of collateral with us or our custodians. We perfect our security interest in all pledged collateral by filing Uniform Commercial Code financing statements or taking possession or control of the collateral. Under the FHLBank Act, any security interest granted to us by our members, or any affiliates of our members, has priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), unless those claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that have perfected security interests.
Under a blanket pledge agreement, we are granted a security interest in all financial assets of the borrower to fully secure the borrower’s obligation. Other than securities and cash deposits, we do not initially take delivery of collateral from blanket pledge agreement borrowers. In the event of deterioration in the financial condition of a blanket pledge agreement borrower, we have the ability to require delivery of pledged collateral sufficient to secure the borrower’s obligation. With respect to non-blanket pledge agreement borrowers that are federally insured, we generally require collateral to be specifically assigned. With respect to non-blanket pledge agreement borrowers that are not federally insured (typically insurance companies, CDFIs, and housing associates), we generally take control of collateral through the delivery of cash, securities, or loans to us or our custodians.
For additional information on our collateral requirements, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”
HOUSING ASSOCIATES
The FHLBank Act permits us to provide advances to eligible housing associates. Housing associates are approved mortgagees under Title II of the National Housing Act that meet certain criteria, including: (i) chartered under law and have succession, (ii) subject to inspection and supervision by some governmental agency, and (iii) lend their own funds as their principal activity in the mortgage field. The same regulatory lending requirements that apply to our members generally apply to housing associates. Because housing associates are not members, they are not subject to certain provisions of the FHLBank Act applicable to members and cannot own our capital stock. In addition, they may only pledge certain types of collateral including, but not limited to: (i) Federal Housing Administration (FHA) mortgages, (ii) Ginnie Mae securities backed by FHA mortgages, (iii) certain residential mortgage loans, and (iv) cash deposited with us.
PREPAYMENT FEES
We charge a borrower a prepayment fee when the borrower prepays certain advances before the original maturity. For advances with symmetrical prepayment features, we may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid.

Standby Letters of Credit
We may issue or confirm standby letters of credit on behalf of our members, certain other FHLBank members (through a master participation agreement), and housing associates to facilitate business transactions with third parties. Letters of credit may be used to facilitate residential housing finance and community lending, assist with asset-liability management, or provide liquidity or other funding. Standby letters of credit must be fully collateralized with eligible collateral at the time of issuance.
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
MPF
Under the MPF program, we purchase eligible mortgage loans (MPF loans) from members or housing associates called participating financial institutions (PFIs). We may also acquire MPF loans through participations with other FHLBanks. MPF loans are conforming conventional or government-insured fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years. For the years ended December 31, 2017, 2016, and 2015, MPF loans represented 4, 4, and 6 percent of our total average assets and generated 10, 14, and 27 percent of our total interest income.
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
MPF Governing Council
The MPF Governing Council, which consists of representatives from each of the FHLBanks participating in the MPF program, is responsible for recommending and implementing strategic MPF program decisions, including, but not limited to, pricing methodology changes. Participating MPF FHLBanks may use the base price of MPF loan products established by the FHLBank of Chicago or are allowed to determine their own price. If we choose to determine our own price, we monitor daily market conditions and make price adjustments to our MPF loan products when deemed necessary. This allows us to impact the level of member demand in our MPF program as well as profitability, risk management, and regulatory requirements.
Participating Financial Institutions
Our members and eligible housing associates must apply to become a PFI. In order to do MPF business with us, each member or eligible housing associate must meet certain eligibility standards and sign a PFI Agreement. The PFI Agreement provides the terms and conditions for the sale of MPF loans, including the servicing of MPF loans.
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
MPF Loan Volume
Over the years, our member base for MPF loans has evolved from large-volume loan purchases from a small number of large PFIs to purchasing the majority of our MPF loans from a diverse base of banks and credit unions. Our ability to price MPF loans, coupled with the low interest rate environment, has allowed us to serve the liquidity needs of a broad range of members and maintain relatively stable mortgage loan volumes. During the years ended December 31, 2017, 2016, and 2015, we purchased $1.2 billion, $1.5 billion, and $0.8 billion of MPF loan products (excluding MPF Xtra, MPF Direct, and MPF Government MBS). In addition, our members delivered $1.1 billion, $1.4 billion, and $1.0 billion of MPF Xtra, MPF Direct, and MPF Government MBS loans during the years ended December 31, 2017, 2016, and 2015.
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
In 2005, the Seattle Bank ceased entering into new MPP master commitment contracts and therefore all MPP loans acquired were originated prior to 2006. We currently do not purchase mortgage loans under this program and we expect that the $326 million outstanding at December 31, 2017, will continue to decrease as the remaining MPP loans are paid off. We do not service the acquired MPP loans nor do we own any servicing rights. We have engaged Bank of New York Mellon as the MPP master servicer. For the year ended December 31, 2017, MPP loans represented less than 1 percent of our total average assets and generated one percent of our total interest income.
For additional information on our mortgage loans, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Risk Management — Credit Risk — Mortgage Loans” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Mortgage Loans.”
LOAN MODIFICATION PLANS

We offer loan modification plans for our MPF and MPP PFIs. Under these plans, we generally permit the recapitalization of past due amounts up to the original loan amount and/or reduce the interest rate for a specified period of time. No other terms of the original loan, including contractual maturity, are generally modified.

Investments
We maintain an investment portfolio primarily to provide investment income and liquidity. Our investment portfolio consists of both short- and long-term investments. Our short-term investments may include, but are not limited to, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposit, commercial paper, and U.S. treasury obligations. Our long-term investments may include, but are not limited to, U.S. obligations, government-sponsored enterprise (GSE) and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. Our long-term investments generally provide higher spreads than our short-term investments. For the years ended December 31, 2017, 2016, and 2015, investments represented 24, 26, and 32 percent of our total average assets and generated 25, 27, and 32 percent of our total interest income.
We do not have any subsidiaries. We also have no equity positions in any partnerships, corporations, or off-balance sheet special purpose entities. In an effort to reduce credit risk, our Enterprise Risk Management Policy (ERMP) prohibits new purchases of private-label MBS. In addition, Finance Agency regulations limit the type of investments we may purchase.
The Finance Agency further limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. For details on our compliance with this regulatory requirement, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Investments.” For additional discussion on our investments and their related credit risk, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”
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
Consolidated Obligations
Our primary source of funding and liquidity is the issuance of debt securities, referred to as consolidated obligations, in the capital markets. Consolidated obligations (bonds and discount notes) are the joint and several obligations of all FHLBanks and are backed only by the financial resources of the FHLBanks. They are not obligations of the U.S. Government, and the U.S. Government does not guarantee them. At February 28, 2018, Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s) rated the consolidated obligations AA+/A-1+ and Aaa/P-1, both with a stable outlook.
The Office of Finance issues all consolidated obligations on behalf of the FHLBanks. It is also responsible for servicing all outstanding debt, coordinating transfers of debt between the FHLBanks, serving as a source of information for the FHLBanks on capital market developments, managing the FHLBank System’s relationship with the rating agencies with respect to consolidated obligations, and preparing and making available the FHLBank System’s Combined Financial Reports.
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

BONDS
Bonds are generally issued to satisfy our intermediate- and long-term funding needs. They may have maturities ranging up to 30 years, although there is no statutory or regulatory limitation as to their maturity. Bonds are issued with either fixed or variable rate payment terms that use a variety of indices for interest rate resets such as LIBOR. To meet the specific needs of certain investors, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features. When bonds are issued on our behalf, we may concurrently enter into a derivative agreement to effectively convert the fixed rate payment stream to variable or to offset the embedded features in the bond.
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
Derivatives
We use derivatives to manage interest rate risk. Finance Agency regulations and our ERMP establish guidelines for derivatives, prohibit trading in or the speculative use of derivatives, and limit credit risk arising from derivatives.
The goal of our interest rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits. One key way we manage interest rate risk is to acquire and maintain a portfolio of assets and liabilities which, together with their associated derivatives, are matched with respect to the expected repricings.
We can use interest rate swaps, swaptions, interest rate caps and floors, options, and future/forward contracts as part of our interest rate risk management strategies. These derivatives can be used as either a fair value hedge of a financial instrument or firm commitment or an economic hedge to manage certain defined risks. We use economic hedges primarily to (i) manage mismatches between the coupon features of our assets and liabilities, (ii) offset prepayment risk in certain assets, (iii) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted by accounting guidance, or (iv) to reduce exposure reset risk.
Additional information on our derivatives can be found in “Item 8. Financial Statements and Supplementary Data — Note 11 — Derivatives and Hedging Activities” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Derivatives.”
CAPITAL AND DIVIDENDS
Capital Stock
Our capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. We generally issue a single class of capital stock (Class B capital stock) and have two subclasses of capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st subject to a cap of $10 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding in our Statements of Condition. All capital stock issued is subject to a five year notice of redemption period.

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
Additional Capital from Merger
We recognized the net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a capital account captioned “Additional capital from merger.” We treated this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends to our members were paid from this account following the merger date until the balance was depleted by the first quarter dividend payment in May 2017.
Retained Earnings
Our ERMP includes a target level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to enable us to attain our targeted level of retained earnings over time. At December 31, 2017, our actual retained earnings exceeded our retained earnings target.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of each FHLBank over time. Under the JCE Agreement, each FHLBank allocates 20 percent of its quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately in our Statements of Condition. At December 31, 2017 and 2016, our restricted retained earnings account totaled $335 million and $231 million. One percent of our average balance of outstanding consolidated obligations for the three months ended September 30, 2017 was $1.6 billion. To review the JCE Agreement, as amended, see Exhibit 99.1 of our Form 8-K filed with the Securities and Exchange Commission (SEC) on August 5, 2011.
Dividends
Our Board of Directors may declare and pay different dividends for each subclass of capital stock. Dividend payments may be made in the form of cash and/or additional shares of capital stock. Historically, we have only paid cash dividends. By regulation, we may pay dividends from current earnings or unrestricted retained earnings, but we may not declare a dividend based on projected or anticipated earnings. As a result of the Merger, our Board of Directors approved the payment of dividends from additional capital from merger. Dividends on capital stock were paid from the account following the merger date until the balance was depleted by the first quarter 2017 dividend payment in May 2017. Dividends were paid from unrestricted retained earnings for the remainder of 2017. We are prohibited from paying a dividend in the form of additional shares of capital stock if, after the issuance, the outstanding excess capital stock would be greater than one percent of our total assets. Our Board of Directors may not declare or pay dividends if it would result in our non-compliance with regulatory capital requirements.
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
For additional information on our dividends, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Dividends.”

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
AVAILABLE INFORMATION
We are required to file with the SEC an annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. The SEC maintains a website containing these reports and other information regarding our electronic filings located at www.sec.gov. These reports may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the operation of the SEC’s Public Reference Room may be obtained by calling 1-800-SEC-0330.
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
PERSONNEL
As of February 28, 2018, we employed 345 full-time and six part-time employees. Our employees are not covered by a collective bargaining agreement.

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
WE ARE SUBJECT TO A COMPLEX BODY OF LAWS AND REGULATIONS THAT COULD CHANGE IN A MANNER DETRIMENTAL TO OUR BUSINESS OPERATIONS
The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and as such, are governed by federal laws and regulations adopted and applied by the Finance Agency. From time to time, Congress may amend the FHLBank Act or other statutes in ways that affect the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. There continues to be uncertainties surrounding our legislative and regulatory environment, and new or modified legislation enacted by Congress or regulations adopted by the Finance Agency or other financial services regulators. Additionally, the Financial Accounting Standards Board or the SEC may amend financial accounting and reporting standards for the policies that govern our accounting practices. These changes in laws and regulations could adversely impact our ability to conduct business or the cost of doing business.

For a discussion of recent legislative and regulatory activity that could affect us, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”
FAILURE TO MEET MINIMUM CAPITAL AND OTHER REGULATORY REQUIREMENTS COULD ADVERSELY AFFECT OUR ABILITY TO REDEEM OR REPURCHASE CAPITAL STOCK, PAY DIVIDENDS, AND ATTRACT NEW MEMBERS
We are regulated by the Finance Agency and if we fail to meet regulatory requirements, we could be subject to corrective action that could adversely impact our financial condition and results of operations.

For example, we are required to maintain capital to meet specific minimum requirements, as defined by the Finance Agency. Historically, our capital has exceeded all capital requirements and we have maintained adequate capital and leverage ratios. If we fail to meet any of these requirements or if our Board of Directors or the Finance Agency determines that we have incurred, or are likely to incur, losses resulting in, or losses that are expected to result in, a charge against capital, we would not be able to redeem or repurchase any capital stock while such charges are continuing or expected to continue. In addition, failure to meet our capital requirements could result in the Finance Agency’s imposition of restrictions pertaining to dividend payments, lending, investing, or other business activities. Additionally, the Finance Agency could require that we call upon our members to purchase additional capital stock to meet our minimum regulatory capital requirements. Members may be unable or unwilling to satisfy such calls for additional capital, which could lead to a member’s involuntary termination of membership as a result of noncompliance with the Bank’s Capital Plan, which could adversely impact our financial condition and results of operations.

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
Control failures, including failures in our controls over financial reporting, or business interruptions with members, could result from human error, fraud, breakdowns in information and computer systems, lapses in operating processes, or natural or man-made disasters. We have experienced a material weakness in our internal control over financial reporting in the past, and could experience a material weakness or control deficiency of this nature in the future. If a significant control failure or business interruption were to occur, it could materially damage our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse, or repair the negative effects of such failures or interruptions.
Moreover, we rely heavily upon information systems and other operating technologies to conduct and manage our business. To the extent that our technology fails to keep up with our changing environment, we may be unable to conduct and manage our business effectively. In addition, any technical failures or interruptions in any of these systems or other operating technologies, including any “cyberattacks” or other breaches of technical security, could jeopardize the confidentiality or integrity of our information, or otherwise cause interruptions in our operations. Although we have implemented a disaster recovery and business continuity plan, we can make no assurance that it will be able to prevent, timely and adequately address, or mitigate the negative effects of any technical failure or interruption. Any technical failure or interruption could harm our customer relations, risk management, and profitability, and could adversely impact our financial condition and results of operations.
On June 22, 2017, a storm pipe broke at our then headquarters causing significant water damage to our office space and rendering it uninhabitable. From June 23 through July 14 of this year, we utilized our back-up data center, and employees worked out of a business recovery center located in Urbandale, Iowa, additional leased space in downtown Des Moines, and remotely. On July 17, 2017, we resumed use of our primary data center at our headquarters, which was not damaged. However, as a result of the water damage, the estimated time to complete repairs, and our plan to relocate our headquarters to a building in downtown Des Moines that we purchased in April of 2017, we terminated our lease with Wells Fargo Financial, an affiliate of Wells Fargo Bank effective September 30, 2017. We entered into a nine month lease agreement with Wells Fargo Financial effective September 30, 2017, to lease approximately 1,200 square feet of the former headquarters to support general business functions. In addition, in July and August 2017, we amended our lease at 666 Walnut St., Des Moines, Iowa to lease additional space for our temporary headquarters. We expect to remain at this location until our future headquarters located at 909 Locust St., Des Moines, Iowa is ready for occupancy, which is currently anticipated for late 2018. Through the date of this filing we have not experienced material disruptions in member services or material impacts to our financial condition and results of operations; however, there can be no assurance that future technical failures or interruption will not take place. Any technical failure or interruption could harm our customer relations, risk management, and profitability, and could adversely impact our financial condition and results of operations.

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
Additionally, our business and results of operations may be affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve, which regulates the supply of money and credit in the U.S. The Federal Reserve’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities, which could adversely affect our financial condition, results of operations, and ability to pay dividends.
WE COULD BE ADVERSELY AFFECTED BY INEFFECTIVE USE OF HEDGING STRATEGIES OR OUR INABILITY TO ENTER INTO DERIVATIVE INSTRUMENTS ON ACCEPTABLE TERMS
We use derivatives to manage interest rate risk. Our effective use of derivative instruments depends upon management’s ability to determine the appropriate hedging strategies and positions in light of our assets and liabilities as well as prevailing and anticipated market conditions. In addition, the effectiveness of our hedging strategies depends upon our ability to enter into derivatives with acceptable counterparties, on terms desirable to us, and in quantities necessary to hedge our corresponding assets and liabilities. If we are unable to manage our hedging positions properly, or are unable to enter into derivative instruments on desirable terms, we may incur higher funding costs and be unable to effectively manage our interest rate risk and other risks, which could negatively affect our financial condition and results of operation.

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
ACTUAL OR PERCEIVED CHANGES IN THE FHLBANK’S CREDIT RATINGS AS WELL AS THE U.S. GOVERNMENT’S CREDIT RATING COULD ADVERSELY AFFECT OUR BUSINESS
Our consolidated obligations are currently rated AA+/A-1+ by S&P and Aaa/P-1 by Moody’s, both with a stable outlook. These ratings are subject to reduction or withdrawal at any time by an Nationally Recognized Statistical Rating Organization (NRSRO), and the FHLBank System may not be able to maintain these credit ratings. Adverse rating agency actions on the FHLBank System or U.S. Government may reduce investor confidence and negatively affect our cost of funds and ability to issue consolidated obligations on acceptable terms, which could adversely impact our financial condition and results of operations.
Certain products and transactions that we offer or use may be impacted by rating downgrades. Demand for certain Bank products, including, but not limited to, standby letters of credit and standby bond purchase agreements, is influenced by our credit rating. A reduction in our credit rating could weaken or eliminate demand for such products, and our financial condition and results of operations could be adversely affected. For certain uncleared derivative contracts, we are required to deliver additional collateral on derivatives in a net liability position to counterparties if there is a deterioration in our credit rating. For cleared derivatives, the Derivative Clearing Organization (Clearinghouse) determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades. We were not required to post additional initial margin by our clearing agents at December 31, 2017.

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
The purchase of mortgage loans through the MPF program is subject to competition on the basis of prices paid for mortgage loans, customer service, and ancillary services, such as automated underwriting and loan servicing options. We compete primarily with other GSEs, such as Fannie Mae, Freddie Mac, other financial institutions, and private investors for acquisition of conventional fixed rate mortgage loans. Increased competition could result in a reduction in the amount of mortgage loans we are able to purchase, which could negatively affect our financial condition and results of operations.
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
WE COULD BE ADVERSELY AFFECTED BY OUR EXPOSURE TO CREDIT RISK
We are exposed to credit risk based on the deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. We assume unsecured and secured credit risk exposure in that a borrower or counterparty could default and we may suffer a loss if we are not able to fully recover amounts owed to us in a timely manner.

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
WE COULD BE ADVERSELY AFFECTED BY OUR EXPOSURE TO CUSTOMER CONCENTRATION RISK
We are subject to customer concentration risk as a result of our reliance on a relatively small number of member institutions for a large portion of our total advances and resulting interest income. At December 31, 2017 and 2016, advances outstanding to our top five borrowers totaled $60.4 billion and $92.2 billion, representing 59 and 70 percent of our total advances outstanding. At December 31, 2017 and 2016, our single largest borrower accounted for 45 and 59 percent of total advances outstanding. Our largest depository institution member decreased its advance borrowings by $31.3 billion during 2017. Advance balances with these and our other members could further change due to factors such as a change in member demand or borrowing capacity, relocation of members out of our district, or members with affiliated institutions located outside of our district choosing to do business with another FHLBank. In addition, advance balances could change as a result of new or modified legislation enacted by Congress or regulations or other directives adopted by the Finance Agency or other financial services regulators. If, for any reason, we were to lose, or experience a decrease in the amount of business with our top five borrowers, our financial condition and results of operations could be negatively affected.  Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances” for additional information on our top five borrowers.
THE INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD ADVERSELY IMPACT OUR BUSINESS
We rely heavily upon our employees in order to successfully execute our business and strategies. The success of our business mission depends, in large part, on our ability to attract and retain certain key personnel with required talents and skills. Should we be unable to hire or retain key personnel with the needed talents or skills or fail to develop and execute a succession plan, our business operations could be adversely impacted.
RELIANCE ON THIRD PARTIES COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS
As part of our business, we rely on third parties for certain services and could be adversely impacted by disruptions in those services.
For example, we participate in the MPF program with the FHLBank of Chicago. In its role as MPF Program administrator, the FHLBank of Chicago provides the infrastructure and operational support for the MPF program and is responsible for publishing and maintaining the MPF Guides, which detail the requirements PFIs must follow in originating, selling, and servicing MPF loans. If the FHLBank of Chicago changes its MPF Program administrator role, ceases to operate the MPF program, or experiences a failure or interruption in its information systems and other technology, our mortgage purchase business could be adversely affected, and we could experience a related decrease in our net interest margin and profitability. In the same way, we could be adversely affected if any of the FHLBank of Chicago’s third-party vendors supporting the operation of the MPF program were to experience operational or technical difficulties.
We also rely on the Office of Finance for, among other things, the issuance of consolidated obligations, servicing of all outstanding debt, and managing the FHLBank System’s relationship with the rating agencies with respect to consolidated obligations. A disruption in any of these services could affect our ability to access funding, and could negatively impact our business operations, financial condition, and results of operations.

THE IMPACT OF FINANCIAL MODELS AND THE UNDERLYING ASSUMPTIONS USED TO VALUE FINANCIAL INSTRUMENTS AND COLLATERAL MAY HAVE AN ADVERSE IMPACT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The degree of management judgment involved in determining the fair value of financial instruments or collateral is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments and collateral that are actively traded and have quoted market prices or parameters readily available, there is little to no subjectivity in determining fair value. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility or on dealer prices or prices of similar instruments. We utilize external and internal pricing models to determine the fair value of certain financial instruments and collateral. For prices obtained externally, as per our established procedure, we review the prices and compare them to other vendors for reasonableness. In addition, on an annual basis, we conduct reviews of our pricing vendors to confirm and further augment our understanding of the vendors’ pricing processes, methodologies, and control procedures for investment securities. For prices determined by internal pricing models, the underlying assumptions are based on management’s best estimates for discount rates, prepayments, market volatility, and other factors. The assumptions used in both external and internal pricing models could have a significant effect on the reported fair values of assets and liabilities or collateral, the related income and expense, and the expected future behavior of assets and liabilities or collateral. While models we use to value financial instruments and collateral are subject to periodic validation by independent parties, rapid changes in market conditions could impact the value of our financial instruments and collateral. The use of different models and assumptions, as well as changes in market conditions, could impact our financial condition and results of operations as well as the amount of collateral we require from borrowers and counterparties.
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
MEMBER CONSOLIDATIONS AND FAILURES COULD ADVERSELY AFFECT OUR BUSINESS
Member consolidations and failures could reduce the number of current and potential members in our district. During 2017, our membership level declined slightly, due primarily to 21 member consolidations. If the number of member consolidations and/or failures were to accelerate, we could experience a reduction in the level of our members’ advance and other business activities. This loss of business could negatively impact our business operations, financial condition, and results of operations.
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

CHANGES TO AND REPLACEMENT OF THE LIBOR BENCHMARK INTEREST RATE COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS
In July 2017, the United Kingdom’s Financial Conduct Authority (FCA), a regulator of financial services firms and financial markets in the U.K., stated that they will plan for a phase out of regulatory oversight of LIBOR interest rate indices. The FCA has indicated they will support the LIBOR indices through 2021, to allow for an orderly transition to an alternative reference rate(s). Other financial services regulators and industry groups, including the International Swaps and Derivatives Association (ISDA), are evaluating the possible phase-out of LIBOR and the development of alternate interest rate indices or reference rate(s). As noted throughout this report, many of the Bank’s assets and liabilities, including derivative assets and derivative liabilities, are indexed to LIBOR. We are not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition may be on our business, financial condition, and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On April 20, 2017, we purchased an office building at 909 Locust Street, Des Moines, Iowa to be used for our new headquarters. Of the approximately 225,700 finished square feet we plan to occupy approximately 72,000 square feet when the building is ready for occupancy, which is currently anticipated for late 2018.

During the first three quarters of 2017, we leased approximately 43,000 square feet of office space for our then headquarters located at 801 Walnut Street, Des Moines, Iowa from Wells Fargo Financial, an affiliate of our member, Wells Fargo. On June 22, 2017, a storm pipe broke at that location causing significant water damage and rendering the space uninhabitable. As a result, we terminated this lease, effective, September 30, 2017, and entered into a new nine month lease agreement with Wells Fargo Financial effective September 30, 2017, to lease approximately 1,200 square feet of the former headquarters to support general business functions. In addition, in July and August 2017, we amended our lease at 666 Walnut St., Des Moines, Iowa to lease approximately 34,300 square feet to serve as our temporary headquarters. We expect to remain at this location until our future headquarters is ready for occupancy. We also maintain 8,200 square feet of office space at 901 5th Avenue, Seattle, Washington, a leased, off-site back-up facility with approximately 3,500 square feet in Urbandale, Iowa, and approximately 3,000 square feet of office space in Washington, D.C., which is shared with two other FHLBanks.

ITEM 3. LEGAL PROCEEDINGS

As a result of the Merger, we have been involved in certain legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairments of certain private-label MBS. The private-label MBS litigation is described below. After consultation with legal counsel, other than the private-label MBS litigation, we do not believe any legal proceedings to which we are a party could have a material impact on our financial condition, results of operations, or cash flows.

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

Of the 11 cases initially filed, one has been dismissed, two have been settled in part and dismissed in part, and eight have been settled. We appealed the one complete dismissal and two partial dismissals. The appeals cover the claims related to five certificates across three different cases. In December 2017, the appellate court affirmed the dismissal of the claims related to four of the certificates in two of the actions. We have filed petitions for discretionary review of these appellate court rulings with the Washington Supreme Court, a process that typically takes three to four months, that is, until mid-April to mid-May 2018. The aggregate consideration paid for these certificates is $567 million. The aggregate consideration paid for the one remaining certificate still under appeal is $200 million. We expect that appeal to be argued to the intermediate appellate court in approximately April 2018.

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
During 2017, we settled a private-label MBS claim and recognized $21 million in net gains on litigation settlements. During 2016 and 2015, we recognized $376 million and $14 million in net gains on litigation settlements.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We are a cooperative. This means we are owned by our customers, whom we call members. Our current and former members own all of our outstanding capital stock. Our capital stock is not publicly traded and has a par value of $100 per share. All shares are issued, redeemed, or repurchased by us at the stated par value. Our capital stock may be redeemed with a five year notice from the member or voluntarily repurchased by us at par value, subject to certain limitations set forth in our Capital Plan. At February 28, 2018, we had 1,397 current members that held 57.9 million shares of capital stock and 15 former members that held 0.3 million shares of mandatorily redeemable capital stock.
We paid the following quarterly cash dividends during 2017 and 2016 (dollars in millions):

	2017
Quarter Declared and Paid[1]	Amount[2]	Annualized Rate[3]	Activity-Based Stock Rate	Membership Stock Rate
First Quarter	$43	3.05%	3.50%	0.75%
Second Quarter	45	3.10	3.50	1.00
Third Quarter	42	3.06	3.50	1.00
Fourth Quarter	51	3.56	4.00	1.50

	2016
Quarter Declared and Paid[1]	Amount[2]	Annualized Rate[3]	Activity-Based Stock Rate	Membership Stock Rate
First Quarter	$31	2.82%	3.50%	0.50%
Second Quarter	35	2.94	3.50	0.50
Third Quarter	36	2.98	3.50	0.75
Fourth Quarter	41	3.03	3.50	0.75

1	Represents cash dividends declared and paid in the quarter noted. Dividend payments are based on average capital stock outstanding during the prior quarter.

2	Amounts exclude cash dividends paid on mandatorily redeemable capital stock for each quarter of 2017 and 2016. For financial reporting purposes, these dividends were classified as interest expense.

3
Reflects the annualized rate on our average capital stock outstanding during the prior quarter regardless of its classification for financial reporting purposes as either capital stock or mandatorily redeemable capital stock.

For additional information on our dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Dividends.”

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

	December 31,
Statements of Condition[1]	2017	2016	2015	2014	2013
Cash and due from banks	$503	$223	$982	$495	$448
Investments[2]	34,452	41,218	40,167	23,079	20,131
Advances	102,613	131,601	89,173	65,168	45,650
Mortgage loans held for portfolio, net[3]	7,096	6,913	6,755	6,562	6,557
Total assets	145,099	180,605	137,374	95,524	73,004
Consolidated obligations
Discount notes	36,682	80,947	98,990	57,773	38,137
Bonds	98,893	89,898	31,208	32,362	30,195
Total consolidated obligations[4]	135,575	170,845	130,198	90,135	68,332
Mandatorily redeemable capital stock	385	664	103	24	9
Total liabilities	138,078	173,204	131,749	91,212	69,547
Capital stock — Class B putable	5,068	5,917	4,714	3,469	2,692
Additional capital from merger	—	52	194	—	—
Retained earnings	1,839	1,450	801	720	678
Accumulated other comprehensive income (loss)	114	(18)	(84)	123	87
Total capital	7,021	7,401	5,625	4,312	3,457
Regulatory capital ratio[5]	5.03	4.48	4.23	4.41	4.63

	For the Years Ended December 31,
Statements of Income[1]	2017	2016	2015	2014	2013
Net interest income	$650	$449	$317	$251	$213
Provision (reversal) for credit losses on mortgage loans	—	3	2	(2)	(6)
Other income (loss)[6]	52	396	(30)	(51)	(35)
Other expense[7]	124	118	137	67	62
AHP assessments	60	75	15	14	12
AHP voluntary contributions	—	—	2	—	—
Net income	518	649	131	121	110
Selected Financial Ratios[8,1]
Net interest spread[9]	0.34%	0.24%	0.25%	0.28%	0.34%
Net interest margin[10]	0.39	0.28	0.28	0.30	0.39
Return on average equity	7.01	10.09	2.74	3.17	3.68
Return on average capital stock	9.20	12.43	3.42	4.04	4.94
Return on average assets	0.31	0.40	0.12	0.14	0.20
Average equity to average assets	4.41	3.92	4.21	4.56	5.40
Dividend payout ratio[11]	35.01	21.83	78.99	65.16	48.72

1	Financial results for the periods after the Merger are not directly comparable to results for periods prior to the Merger.

2	Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and held-to-maturity (HTM) securities.

3	Includes an allowance for credit losses of $2 million, $2 million, $1 million, $5 million, and $8 million at December 31, 2017, 2016, 2015, 2014, and 2013.

4
The total par value of outstanding consolidated obligations of the 11 FHLBanks was $1,034.2 billion, $989.3 billion, $905.2 billion, $847.2 billion, and $766.8 billion at December 31, 2017, 2016, 2015, 2014, and 2013.

5
Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock) and retained earnings. At December 31, 2016 and 2015 regulatory capital also included additional capital from merger. The additional capital from merger balance was depleted in May of 2017 by the first quarter dividend payment.

6
Other income (loss) includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, net gains (losses) on the extinguishment of debt, and gains on litigation settlements, net. During 2017, 2016, and 2015, other income (loss) was impacted by net gains on litigation settlements. The Bank did not record any litigation settlements during 2014 or 2013.

7	Other expense includes, among other things, compensation and benefits, professional fees, contractual services, merger related expenses, and gains and losses on real estate owned (REO).

8	Amounts used to calculate selected financial ratios are based on numbers in actuals. Accordingly, recalculations using numbers in millions may not produce the same results.

9	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

10	Represents net interest income expressed as a percentage of average interest-earning assets.

11	Represents dividends declared and paid in the stated period expressed as a percentage of net income in the stated period.

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

EXECUTIVE OVERVIEW

Our Bank is a member-owned cooperative serving shareholder members in our district. Our mission is to provide funding and liquidity for our members and housing associates so they can meet the housing, economic development, and business needs of the communities they serve. We strive to achieve our mission within an operating principle that balances the trade-off between attractively priced products, reasonable returns on capital stock, and maintaining an adequate level of retained earnings to preserve par value of member-owned capital stock. Our members include commercial banks, savings institutions, credit unions, insurance companies, and CDFIs.

Financial Results

In 2017, we reported net income of $518 million compared to $649 million in 2016. Our net income, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was driven by net interest income, other income (loss), and other expense.

Net interest income totaled $650 million in 2017 compared to $449 million in 2016. The increase was primarily due to higher advance spreads and higher average advance balances. Our net interest margin was 0.39 percent during 2017 and 0.28 percent during 2016. The increase was primarily driven by changes made to advance pricing on certain products in 2017.

We recorded a net gain of $52 million in 2017 in other income (loss) compared to a net gain of $396 million in 2016. Other income (loss) was primarily impacted by net gains on litigation settlements of $21 million in 2017 and $376 million in 2016 as a result of settlements with certain defendants in the Bank’s private-label MBS litigation. Other factors impacting other income (loss) included net gains (losses) on derivatives and hedging activities, net gains (losses) on trading securities, and other, net.

Other expense totaled $124 million for 2017 compared to $118 million for 2016. The increase was primarily due to an increase in professional service fees.

Our total assets decreased to $145.1 billion at December 31, 2017, from $180.6 billion at December 31, 2016 due primarily to a decrease in advances. Advances decreased due primarily to the repayment of advances held by a large depository institution member and by certain captive insurance company members whose membership was terminated in response to the Finance Agency final rule affecting FHLBank membership. The decrease was partially offset by an increase in advances across other institution types.

Our total liabilities decreased to $138.1 billion at December 31, 2017, from $173.2 billion at December 31, 2016 driven primarily by a decline in the amount of consolidated obligations needed to fund our assets.

Total capital decreased to $7.0 billion at December 31, 2017, from $7.4 billion at December 31, 2016, primarily due to a decline in capital stock resulting from a decrease in member activity as a result of a decline in advance balances. The decrease was partially offset by an increase in retained earnings due to net income, partially offset by dividends paid. Our regulatory capital ratio increased to 5.03 percent at December 31, 2017, from 4.48 percent at December 31, 2016, and was above the required regulatory minimum at each period end. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings.

Adjusted Earnings

As part of evaluating financial performance, we adjust GAAP net interest income and GAAP net income before assessments for the impact of (i) market adjustments relating to derivative and hedging activities and instruments held at fair value, (ii) realized gains (losses) on investment securities, and (iii) other non-routine and unpredictable items, including net asset prepayment fee income, mandatorily redeemable capital stock interest expense, and net gains on litigation settlements. The resulting non-GAAP measure, referred to as our adjusted earnings, reflects both adjusted net interest income and adjusted net income.

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

Effective January 1, 2017, we revised our adjusted net income methodology to calculate adjusted net income on a post Affordable Housing Program (AHP) assessment basis. The revision was made to better align adjusted net income results to the Bank’s strategic business plan which is calculated on a post AHP assessment basis. Management believes AHP assessments are a fundamental component of our business and believes this assessment should be included in our adjusted net income calculation. In addition, one of our incentive plan targets, our adjusted return on capital stock spread to LIBOR target, is calculated on a post AHP assessment basis. The revision also aligns the adjusted net income measure to the measure used as the incentive plan target. Adjusted net income for 2016 and 2015 has been revised to be reported on a post AHP assessment basis for comparability.

As indicated in the tables that follow, our adjusted net interest income and adjusted net income increased during 2017 when compared to 2016. The increase in our adjusted net interest income and adjusted net income was primarily due to an increase in interest income due to higher advance spreads and higher average advance balances.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Years Ended December 31,
	2017	2016	2015
GAAP net interest income before provision (reversal) for credit losses on mortgage loans	$650	$449	$317
Exclude:
Prepayment fees on advances, net[1]	2	8	11
Advance premium amortization	—	(1)	(10)
Prepayment fees on investments, net[2]	2	2	3
Mandatorily redeemable capital stock interest expense[3]	(17)	(21)	—
Total adjustments	(13)	(12)	4
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(12)	(18)	(21)
Adjusted net interest income	$651	$443	$292
Adjusted net interest margin	0.39%	0.27%	0.26%

1	Prepayment fees on advances, net includes basis adjustment amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

3	Effective January 1, 2016, the adjusted earnings methodology was approved to exclude mandatorily redeemable capital stock interest expense from adjusted net interest income.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Years Ended December 31,
	2017	2016	2015
GAAP net income before assessments	$578	$724	$148
Exclude:
Prepayment fees on advances, net[1]	2	8	11
Advance premium amortization	—	(1)	(10)
Prepayment fees on investments, net[2]	2	2	3
Mandatorily redeemable capital stock interest expense[3]	(17)	(21)	—
Net gains (losses) on trading securities	1	3	(12)
Net gains (losses) on derivatives and hedging activities	12	7	(38)
Gains on litigation settlements, net	21	376	14
Merger related expenses	—	—	(39)
Include:
Net interest expense on economic hedges	(12)	(18)	(21)
Adjusted net income before assessments	545	332	198
Adjusted AHP Assessments[4]	55	33	20
Adjusted net income	$490	$299	$178

1	Prepayment fees on advances, net includes basis adjustment amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

3	Effective January 1, 2016, the adjusted earnings methodology was approved to exclude mandatorily redeemable capital stock interest expense from adjusted net income.

4
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

BANK DEVELOPMENTS

On June 22, 2017, a storm pipe broke at our then headquarters causing significant water damage to our office space and rendering it uninhabitable. From June 23 through July 14 of this year, we utilized our back-up data center, and employees worked out of a business recovery center located in Urbandale, Iowa, additional leased space in downtown Des Moines, and remotely. On July 17, 2017, we resumed use of our primary data center at our headquarters, which was not damaged. However, as a result of the water damage, the estimated time to complete repairs, and our plan to relocate our headquarters to a building in downtown Des Moines that we purchased in April of 2017, we terminated our lease with Wells Fargo Financial, an affiliate of Wells Fargo Bank effective September 30, 2017. We entered into a nine month lease agreement with Wells Fargo Financial effective September 30, 2017, to lease approximately 1,200 square feet of the former headquarters to support general business functions. In addition, in July and August 2017, we amended our lease at 666 Walnut St., Des Moines, Iowa to lease additional space for our temporary headquarters. We expect to remain at this location until our new headquarters located at 909 Locust St., Des Moines, Iowa is ready for occupancy, which is currently anticipated for late 2018. Through the date of this filing, there have been no material disruptions to our operations or to our ability to serve our members.
We incurred immaterial expenses related to damages caused by the storm drain break during 2017, primarily related to the write-off of equipment and lease costs related to back-up office spaces. We anticipate that insurance, less applicable deductibles, will cover the majority of the costs incurred to maintain operations and repair or replace damaged Bank property and assets.

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Economic and market data received prior to the Federal Open Market Committee (FOMC or Committee) meeting in December of 2017 indicated economic activity had been rising at a solid rate. Conditions in the labor market continued to strengthen and the unemployment rate declined further. Household spending has expanded at a moderate rate, and growth in business fixed investments increased in recent quarters. Inflation decreased during the year, and is running below the Committee’s longer-run objective of two percent. Market-based measurements of inflation adjusted compensation remained low, and survey-based measures of longer-term inflation expectations are little changed.

In its December 13, 2017 statement, the FOMC stated that hurricane-related disruptions and rebuilding have affected economic activity, employment, and inflation in recent months but have not materially altered the outlook for the national economy. The Committee expects that, with gradual adjustments in the stance of monetary policy, economic activity will expand at a moderate pace and labor market conditions will remain strong. The FOMC sees risks to the outlook for the economy and the labor market as nearly balanced in the near-term, but continues to monitor inflation developments closely. In addition, the FOMC stated it anticipates that inflation will remain somewhat below two percent in the near term, but it anticipates inflation will stabilize around its two percent objective over the medium term.

Mortgage Markets

The housing market has continued to improve over the past year, as indicated by rising home prices, lower inventories of properties for sale, and increased housing construction activity along with increased sales of existing homes. The improvement in the housing market has been partly attributable to the continued strengthening of the economy.

Although the housing market strengthened during 2017, mortgage rates increased on average in 2017 and resulted in a decrease in refinancing volume and mortgage prepayments when compared to 2016. The continued increase in mortgage rates in conjunction with rising home prices may have a negative impact in the future on the demand for home purchases as the cost of debt has made homes less affordable.

Interest Rates

The following table shows information on key market interest rates1:

	Fourth Quarter 2017 3-Month Average	Fourth Quarter 2016 3-Month Average	2017 12-Month Average	2016 12-Month Average	2017 Ending Rate	2016 Ending Rate
Federal funds	1.20%	0.45%	1.00%	0.40%	1.33%	0.55%
Three-month LIBOR	1.47	0.92	1.26	0.75	1.69	1.00
2-year U.S. Treasury	1.69	1.00	1.39	0.83	1.89	1.19
10-year U.S. Treasury	2.37	2.14	2.33	1.84	2.41	2.45
30-year residential mortgage note	3.91	3.80	3.99	3.65	3.99	4.32

1	Source is Bloomberg.

The Federal Reserve’s key target interest rate, the Federal funds rate, increased throughout most of 2017. In its December 13, 2017 statement, the FOMC decided to raise the target range for the Federal funds rate to 1.25 to 1.50 percent. The Committee’s stance on monetary policy remains accommodative even after this increase, supporting strong labor market conditions and a sustained return to two percent inflation. In determining the timing and size of future adjustments to the target range for the Federal funds rate, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and a two percent inflation rate. The assessment will take into account measures of labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments. The Committee expects that economic conditions will evolve in a manner that will warrant gradual increases in the federal funds rate. It is expected the Federal funds rate will remain, for some time, below levels that are expected to prevail in the longer run. However, the actual path of the Federal funds rate will depend on the economic outlook as informed by incoming data.

During 2017, interest rates increased on average when compared to 2016. The shape of the yield curve flattened as short-term interest rates increased more than long-term interest rates.

In its December 13, 2017 statement, the FOMC stated that it is maintaining its existing policy of reinvesting principal payments from the Federal Reserve’s holdings of agency debt and agency MBS into agency MBS and rolling over maturing U.S. Treasury securities at auction. The FOMC is expected to continue to remove monetary policy accommodation in the future as data warrants.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Fourth Quarter 2017 3-Month Average	Fourth Quarter 2016 3-Month Average	2017 12-Month Average	2016 12-Month Average	2017 Ending Spread	2016 Ending Spread
3-month	(22.3)	(44.6)	(28.6)	(33.8)	(28.9)	(42.7)
2-year	(12.5)	(12.4)	(15.8)	(4.7)	(10.9)	(16.5)
5-year	1.6	12.8	2.1	17.3	4.1	9.0
10-year	35.2	51.6	43.4	57.2	37.9	57.7

1	Source is the Office of Finance.

As a result of our credit quality and GSE status, we generally have ready access to funding at relatively competitive interest rates. During 2017, our short-term funding spreads worsened when compared to spreads at December 31, 2016. Spreads relative to LIBOR experienced an improvement on long-term debt year-over-year. During 2017, we utilized consolidated obligation discount notes in addition to fixed term and floating rate, callable, and step-up consolidated obligation bonds to capture attractive funding, to match the repricing structures on advances and meet liquidity requirements.

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the years ended December 31, 2017, 2016, and 2015 (dollars in millions). See further discussion of these items in the sections that follow.

			2017 vs. 2016			2016 vs. 2015
	2017	2016	$ Change	% Change	2015	$ Change	% Change
Net interest income	$650	$449	$201	45%	$317	$132	42%
Provision (reversal) for credit losses on mortgage loans	—	3	(3)	(100)	2	1	50
Other income (loss)	52	396	(344)	(87)	(30)	426	1,420
Other expense	124	118	6	5	137	(19)	(14)
AHP assessments	60	75	(15)	(20)	15	60	400
AHP voluntary contributions	—	—	—	—	2	(2)	(100)
Net income	$518	$649	$(131)	(20)%	$131	$518	395%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Years Ended December 31,
	2017			2016			2015
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$246	0.78%	$2	$852	0.37%	$3	$554	0.12%	$1
Securities purchased under agreements to resell	4,703	0.89	42	5,257	0.36	19	6,450	0.10	7
Federal funds sold	7,052	1.03	72	5,089	0.40	21	4,276	0.12	5
Mortgage-backed securities[2,3]	19,924	1.67	333	19,772	1.15	226	16,644	0.97	162
Other investments[2,3,4]	8,485	1.87	159	12,031	1.21	146	8,425	1.14	96
Advances[3,5]	119,234	1.33	1,589	114,047	0.77	876	69,784	0.46	324
Mortgage loans[6]	6,965	3.38	236	6,729	3.46	233	6,758	3.63	245
Loans to other FHLBanks	2	0.73	—	1	0.51	—	1	0.17	—
Total interest-earning assets	166,611	1.46	2,433	163,778	0.93	1,524	112,892	0.74	840
Non-interest-earning assets	1,105	—	—	544	—	—	646	—	—
Total assets	$167,716	1.45%	$2,433	$164,322	0.93%	$1,524	$113,538	0.74%	$840
Interest-bearing liabilities
Deposits	$938	0.59%	$6	$970	0.08%	$1	$822	0.03%	$—
Consolidated obligations
Discount notes	61,953	0.84	521	93,282	0.44	414	70,818	0.15	106
Bonds[3]	95,808	1.29	1,239	61,476	1.04	639	35,962	1.15	414
Other interest-bearing liabilities[7]	475	3.57	17	636	3.32	21	77	3.26	3
Total interest-bearing liabilities	159,174	1.12	1,783	156,364	0.69	1,075	107,679	0.49	523
Non-interest-bearing liabilities	1,147	—	—	1,522	—	—	1,081	—	—
Total liabilities	160,321	1.11	1,783	157,886	0.68	1,075	108,760	0.48	523
Capital	7,395	—	—	6,436	—	—	4,778	—	—
Total liabilities and capital	$167,716	1.06%	$1,783	$164,322	0.65%	$1,075	$113,538	0.46%	$523
Net interest income and spread[8]		0.34%	$650		0.24%	$449		0.25%	$317
Net interest margin[9]		0.39%			0.28%			0.28%
Average interest-earning assets to interest-bearing liabilities		104.67%			104.74%			104.84%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4
Other investments primarily include U.S. obligations, GSE and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and Private Export Funding Corporation (PEFCO) bonds.

5	Advance interest income includes prepayment fee income of $2 million, $8 million, and $11 million for the years ended December 31, 2017, 2016, and 2015.

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists of mandatorily redeemable capital stock and borrowings from other FHLBanks.

8	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	2017 vs. 2016			2016 vs. 2015
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$(3)	$2	$(1)	$—	$2	2
Securities purchased under agreements to resell	(2)	25	23	(2)	14	12
Federal funds sold	10	41	51	1	15	16
Mortgage-backed securities	2	105	107	32	32	64
Other investments	(51)	64	13	44	6	50
Advances	42	671	713	268	284	552
Mortgage loans	8	(5)	3	(1)	(11)	(12)
Total interest income	6	903	909	342	342	684
Interest expense
Deposits	—	5	5	—	1	1
Consolidated obligations
Discount notes	(172)	279	107	43	265	308
Bonds	419	181	600	268	(43)	225
Other interest-bearing liabilities	(6)	2	(4)	18	—	18
Total interest expense	241	467	708	329	223	552
Net interest income	$(235)	$436	$201	$13	$119	$132

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. During 2017, our net interest spread was 0.34 percent compared to 0.24 percent and 0.25 percent for the same periods in 2016 and 2015. Our net interest spread during 2017 was primarily impacted by a higher yield on total interest-earning assets, which was partially offset by a higher cost on total interest-bearing liabilities. The primary components of our interest income and interest expense are discussed below.

Advances

Interest income on advances (including prepayment fees on advances, net) increased during 2017 when compared to 2016, due primarily to pricing changes made on certain variable rate callable advance products and the higher interest rate environment. Interest income on advances increased during 2016 when compared to 2015 due to the higher interest rate environment and higher average balances. Average advance balances increased in 2016, driven primarily by growth from a large depository institution member.

Investments

Interest income on investments increased during 2017 when compared to 2016 and during 2016 when compared to 2015. The increase in 2017 was due primarily to the higher interest rate environment, partially offset by lower average balances of other investments. The increase in 2016 when compared to 2015 was due primarily to higher average balances of MBS and other investments and the higher short-term interest rate environment.

Bonds

Interest expense on bonds increased during 2017 when compared to 2016 due primarily to higher average bond balances and the higher interest rate environment. The increase in average bond balances in 2017 was due to our increased utilization of bonds in place of discount notes in response to changes in our advance products outstanding and to reduce the maturity gap between our assets and liabilities. Interest expense on bonds increased during 2016 when compared to 2015 due to the utilization of bonds to capture attractive funding, better match repricing structures on short-term and variable rate callable advances, and provide additional liquidity.

Discount Notes

Interest expense on discount notes increased during 2017 when compared to 2016 and during 2016 when compared to 2015 primarily due to the higher interest rate environment. The increase in 2017 was partially offset by a decrease in average discount note balances. Average discount note balances decreased primarily due to our use of bonds in place of discount notes in response to changes in our advance products outstanding and to reduce the maturity gap between our assets and liabilities. Average balances increased during 2016 as discount notes were utilized to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

Other Income (Loss)

The following table summarizes the components of other income (loss) (dollars in millions):

	For the Years Ended December 31,
	2017	2016	2015
Net gains (losses) on trading securities	$1	$3	$(12)
Net gains (losses) on derivatives and hedging activities	12	7	(38)
Gains on litigation settlements, net	21	376	14
Other, net	18	10	6
Total other income (loss)	$52	$396	$(30)

Other income (loss) can be volatile from period to period depending on the type of activity recorded. We recorded a net gain of $52 million in 2017 in other income (loss), compared to a net gain of $396 million in 2016 and a net loss of $30 million in 2015. We recorded net gains on litigation settlements of $21 million, $376 million, and $14 million during 2017, 2016, and 2015 as a result of settlements with certain defendants in our private-label MBS litigation, which were the primary driver of other income in 2016 and 2017. Other factors impacting other income (loss) include net gains (losses) on derivatives and hedging activities, net gains (losses) on trading securities, and net gains in other, net as described below.

During 2017, we recorded net gains of $12 million on our derivatives and hedging activities compared to net gains of $7 million in 2016 and net losses of $38 million in 2015. The fair value changes were primarily driven by changes in interest rates. These changes impacted our fair value hedge relationships and interest rate swaps that we utilized to economically hedge our investment securities portfolio. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

During 2017, we recorded net gains on trading securities of $1 million compared to net gains of $3 million in 2016 and net losses of $12 million in 2015. These changes in fair value were primarily due to the impact of changes in interest rates and credit spreads on our fixed rate trading securities. During 2015, credit spreads widened and, as a result, we incurred losses on both our trading securities and on the interest rate swaps hedging these securities. Trading securities are recorded at fair value with changes in fair value reflected through other income (loss).

During 2017, we recorded net gains in other, net of $18 million compared to net gains of $10 million and $6 million in 2016 and 2015. The increase in 2017 was driven by rental income related to the lease of a portion of our new headquarters building and fewer losses on disposals of fixed assets.

Hedging Activities

We use derivatives to manage interest rate risk. Accounting rules affect the timing and recognition of income and expense on derivatives and therefore we may be subject to income statement volatility.

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2017
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$14	$3	$(2)	$(7)	—	$8
Net interest settlements	(87)	(100)	—	18	—	(169)
Total impact to net interest income	(73)	(97)	(2)	11	—	(161)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Net gains (losses) on fair value hedges	2	14	—	(5)	—	11
Net gains (losses) on economic hedges	—	(2)	—	—	—	(2)
Price alignment amount on derivatives[2]	—	—	—	—	3	3
Total net gains (losses) on derivatives and hedging activities	2	12	—	(5)	3	12
Net gains (losses) on trading securities[3]	—	2	—	—	—	2
Total impact to other income (loss)	2	14	—	(5)	3	14
Total net effect of hedging activities[4]	$(71)	$(83)	$(2)	$6	3	$(147)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off-market derivatives.

2	Effective January 3, 2017, net gains and losses on derivatives include the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

3
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

4	The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2016
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$21	$3	$(2)	$1	$23
Net interest settlements	(173)	(149)	—	87	(235)
Total impact to net interest income	(152)	(146)	(2)	88	(212)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Net gains (losses) on fair value hedges	5	19	—	(11)	13
Net gains (losses) on economic hedges	—	(6)	—	—	(6)
Total net gains (losses) on derivatives and hedging activities	5	13	—	(11)	7
Net gains (losses) on trading securities[2]	—	(1)	—	—	(1)
Total impact to other income (loss)	5	12	—	(11)	6
Total net effect of hedging activities[3]	$(147)	$(134)	$(2)	$77	$(206)

	For the Year Ended December 31, 2015
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Discount Notes	Total
Net interest income:
Net amortization/accretion[1]	$7	$2	$(2)	$5	$—	$12
Net interest settlements	(203)	(158)	—	117	—	(244)
Total impact to net interest income	(196)	(156)	(2)	122	—	(232)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Net gains (losses) on fair value hedges	—	(10)	—	3	—	(7)
Net gains (losses) on economic hedges	—	(32)	(1)	1	1	(31)
Total net gains (losses) on derivatives and hedging activities	—	(42)	(1)	4	1	(38)
Net gains (losses) on trading securities[2]	—	(10)	—	—	—	(10)
Total impact to other income (loss)	—	(52)	(1)	4	1	(48)
Total net effect of hedging activities[3]	$(196)	$(208)	$(3)	$126	$1	$(280)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off-market derivatives.

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

NET GAINS (LOSSES) ON FAIR VALUE HEDGES

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

NET GAINS (LOSSES) ON ECONOMIC HEDGES

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

The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Years Ended December 31,
	2017	2016	2015
Gains (losses) on interest rate swaps economically hedging our investments	$10	$12	$(10)
Interest settlements	(12)	(18)	(22)
Net gains (losses) on investment derivatives	(2)	(6)	(32)
Net gains (losses) on related trading securities	2	(1)	(10)
Net gains (losses) on economic investment hedge relationships	$—	$(7)	$(42)

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Years Ended December 31,
	2017	2016	2015
Compensation and benefits	$52	$53	$45
Contractual services	11	10	13
Professional fees	19	12	10
Merger related expenses	—	—	39
Other operating expenses	21	19	15
Total operating expenses	103	94	122
Federal Housing Finance Agency	10	8	7
Office of Finance	7	7	5
Other, net	4	9	3
Total other expense	$124	$118	$137

Other expense increased $6 million during 2017 when compared to 2016 and decreased $19 million during 2016 when compared to 2015. The increase in 2017 was primarily due to an increase in professional fees as a result of hiring external resources to assist with improving our internal control environment. The decrease in 2016 when compared to 2015 was primarily due to one-time merger related expenses incurred during 2015, partially offset by an increase in compensation and benefits, professional fees, and other operating expenses due primarily to additional costs associated with operating a larger institution and improving our internal control environment.

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

We accrue the AHP assessment on a monthly basis and reduce our AHP liability as program funds are distributed. We recorded AHP assessments of $60 million for 2017 compared to $75 million and $15 million for 2016 and 2015. The decrease in AHP assessments during 2017 was due to a decrease in net income, driven primarily by lower net gains on litigation settlements. In addition to the required assessment, our Board may elect to make voluntary contributions to the AHP. Our Board of directors approved a voluntary contribution of $2 million for 2015. The voluntary contribution was made to bring our total 2015 contribution in alignment with what the Des Moines and Seattle banks contributed in 2014.

STATEMENTS OF CONDITION

Financial Highlights

Our total assets decreased to $145.1 billion at December 31, 2017, from $180.6 billion at December 31, 2016. Our total liabilities decreased to $138.1 billion at December 31, 2017, from $173.2 billion at December 31, 2016. Total capital decreased to $7.0 billion at December 31, 2017, from $7.4 billion at December 31, 2016. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash and Due from Banks

At December 31, 2017, our total cash balance was $503 million compared to $223 million at December 31, 2016. Our cash balance is influenced by our liquidity needs, member advance activity, market conditions, and the availability of attractive investment opportunities.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	December 31,
	2017	2016
Commercial banks	$68,299	$94,939
Savings institutions	2,323	1,376
Credit unions	4,043	2,903
Non-captive insurance companies	19,831	17,441
Captive insurance companies	7,634	14,510
Community development financial institutions	3	3
Total member advances	102,133	131,172
Housing associates	23	61
Non-member borrowers	522	304
Total par value	$102,678	$131,537

Our total advance par value decreased $28.9 billion or 22 percent at December 31, 2017, when compared to December 31, 2016. The decrease was primarily due to a decline in advances of $31.3 billion held by a large depository institution member and $6.9 billion held by certain captive insurance company members. The decrease was partially offset by an increase in advances of $9.3 billion across certain other institution types.

As a result of the final rule on membership issued by the Finance Agency effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance company members ineligible for FHLBank membership. In accordance with the final rule, captive insurance company members that were admitted as members after September 12, 2014 (the date the Finance Agency proposed this rule) had their membership terminated on February 17, 2017. Captive insurance company members that were admitted as members prior to September 12, 2014, will have their memberships terminated no later than February 19, 2021. The magnitude of the impact of the final rule will depend, in part, on our size and profitability at the time of membership termination or maturity of the related advances. As of December 31, 2017, we had six captive insurance company members with advances outstanding of $7.6 billion, which represented seven percent of our total advances outstanding. One captive insurance company member was included in our five largest member borrowers at December 31, 2017, as shown in the top five member borrowers table within this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statement of Condition — Advances.”

The following table summarizes our advances by product type (dollars in millions):

	December 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Variable rate	$65,711	64	$104,594	80
Fixed rate	35,308	34	25,453	19
Amortizing	1,659	2	1,490	1
Total par value	102,678	100	131,537	100
Premiums	53		83
Discounts	(12)		(7)
Fair value hedging adjustments	(106)		(12)
Total advances	$102,613		$131,601

Fair value hedging adjustments changed $94 million at December 31, 2017, when compared to December 31, 2016 due to the impact of interest rates on our cumulative fair value adjustments on advances in hedge relationships.
INTEREST RATE PAYMENT TERMS

The following table summarizes advances by interest rate payment terms and contractual maturity (dollars in millions):

	December 31,
	2017	2016
Fixed rate
Due in one year or less	$22,459	$12,352
Due after one year	14,508	14,591
Total fixed rate	36,967	26,943
Variable rate
Due in one year or less	22,851	10,181
Due after one year	42,860	94,413
Total variable rate	65,711	104,594
Total par value	$102,678	$131,537

At December 31, 2017 and 2016, 26 and 59 percent of our advances were variable rate callable advances. Callable advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Interest rates on our variable rate callable advances reset at each call date to be consistent with either the underlying LIBOR index or our current offering rate in line with our underlying cost of funds. In addition, we retain the flexibility to adjust the spread relative to our cost of funds for a material percentage of these variable rate advances on each reset date. We generally fund our variable rate callable advances with either discount notes, LIBOR indexed debt, or debt swapped to a LIBOR index. During 2017, we changed our pricing on certain variable rate callable advance products. As a result, we experienced a decrease in advances balances and a change in the composition of our advance portfolio to a higher percentage of fixed rate advances. For additional discussion on our funding strategies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

At December 31, 2017 and 2016, advances outstanding to our five largest member borrowers totaled $60.4 billion and $92.2 billion, representing 59 percent and 70 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at December 31, 2017 (dollars in millions):

	Amount	% of Total Advances
Wells Fargo Bank, National Association	$45,825	45
Transamerica Life Insurance Company[1]	4,145	4
ZB, National Association	3,600	4
Truman Insurance Company[2]	3,588	3
Principal Life Insurance Company	3,250	3
Total par value	$60,408	59

1	Excludes $1.5 billion of outstanding advances with Transamerica Premier Life Insurance Company, an affiliate of Transamerica Life Insurance Company.

2	Represents a captive insurance company member whose membership will terminate within five years of the Finance Agency’s final rule on membership that became effective February 19, 2016.

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

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no probable credit losses on our advances as of December 31, 2017 and 2016. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following tables summarize information on our mortgage loans held for portfolio (dollars in millions):

	December 31, 2017
	MPF	MPP	Total
Fixed rate conventional loans	$6,188	$284	$6,472
Fixed rate government-insured loans	497	32	529
Total unpaid principal balance	6,685	316	7,001
Premiums	88	10	98
Discounts	(6)	—	(6)
Basis adjustments from mortgage loan commitments	5	—	5
Total mortgage loans held for portfolio	6,772	326	7,098
Allowance for credit losses	(2)	—	(2)
Total mortgage loans held for portfolio, net	$6,770	$326	$7,096

	December 31, 2016
	MPF	MPP	Total
Fixed rate conventional loans	$5,907	$361	$6,268
Fixed rate government-insured loans	513	42	555
Total unpaid principal balance	6,420	403	6,823
Premiums	82	14	96
Discounts	(8)	(1)	(9)
Basis adjustments from mortgage loan commitments	5	—	5
Total mortgage loans held for portfolio	6,499	416	6,915
Allowance for credit losses	(2)	—	(2)
Total mortgage loans held for portfolio, net	$6,497	$416	$6,913

Our total mortgage loans increased slightly at December 31, 2017, when compared to December 31, 2016 due to MPF loan purchases exceeding principal paydowns.

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

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	December 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	4,600	13	5,925	14
Federal funds sold	4,250	12	5,095	12
Total short-term investments	8,851	25	11,021	26
Long-term investments[2]
Interest-bearing deposits	—	—	1	—
Mortgage-backed securities
GSE single-family	3,740	11	4,804	12
GSE multifamily	10,983	32	12,156	30
U.S. obligations single-family[3]	3,741	11	3,864	9
U.S. obligations commercial[3]	2	—	4	—
Private-label residential	12	—	16	—
Total mortgage-backed securities	18,478	54	20,844	51
Non-mortgage-backed securities
U.S. obligations[3]	3,296	10	3,745	9
GSE and Tennessee Valley Authority obligations	1,889	5	3,359	8
State or local housing agency obligations	1,388	4	1,697	4
Other	550	2	551	2
Total non-mortgage-backed securities	7,123	21	9,352	23
Total long-term investments	25,601	75	30,197	74
Total investments	$34,452	100	$41,218	100

1	Short-term investments have original maturities equal to or less than one year.

2	Long-term investments have original maturities of greater than one year.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

INTEREST RATE PAYMENT TERMS

The following tables summarize the interest rate payment terms of investment securities (dollars in millions):

	December 31,
	2017	2016
Trading securities at fair value
Fixed rate	$977	$1,001
Variable rate	200	1,552
Total trading securities	$1,177	$2,553

AFS at amortized cost
Fixed rate	$8,245	$8,820
Variable rate	12,433	14,163
Total AFS	$20,678	$22,983

HTM at amortized cost
Fixed rate	$1,194	$1,464
Variable rate	2,434	3,210
Total HTM	$3,628	$4,674

Our investments decreased $6.8 billion or 16 percent at December 31, 2017, when compared to December 31, 2016. The decrease was due primarily to principal payments and maturities of MBS and agency securities and fewer money market investments needed to manage our liquidity during the year.

The Finance Agency limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. At December 31, 2017, our ratio of MBS to regulatory capital was 2.52 compared to 2.58 at December 31, 2016.

We evaluate AFS and HTM securities in an unrealized loss position for OTTI on at least a quarterly basis. As part of our OTTI evaluation, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we will recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, we perform analyses to determine if any of these securities are other-than-temporarily impaired. At December 31, 2017 and 2016, we did not consider any of our securities to be other-than-temporarily impaired. Refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis performed at December 31, 2017.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At December 31, 2017 and 2016, the carrying value of consolidated obligations for which we are primarily liable totaled $135.6 billion and $170.8 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	December 31,
	2017	2016
Par value	$36,740	$81,019
Discounts and concession fees[1]	(58)	(72)
Total	$36,682	$80,947

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes decreased $44.3 billion or 55 percent at December 31, 2017, when compared to December 31, 2016. The decrease was primarily due to our increased use of bonds in place of discount notes in response to changes in our advance products outstanding and to reduce the maturity gap between our assets and liabilities. For additional information on our discount notes and maturity gap, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

BONDS

The following table summarizes information on our bonds (dollars in millions):

	December 31,
	2017	2016
Total par value	$99,184	$90,053
Premiums	193	254
Discounts and concession fees[1]	(60)	(79)
Fair value hedging adjustments	(424)	(330)
Total bonds	$98,893	$89,898

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

INTEREST RATE PAYMENT TERMS

The following table summarizes our bonds by interest rate payment terms (dollars in millions):

	December 31,
	2017	2016
Fixed rate	$39,789	$40,843
Simple variable rate	58,900	48,650
Step-up	370	435
Step-down	125	125
Total par value	$99,184	$90,053

Our bonds increased $9.0 billion at December 31, 2017, when compared to December 31, 2016. The increase was driven by our increased use of bonds in place of discount notes in response to changes in our advance products outstanding and to reduce the maturity gap between our assets and liabilities. Fair value hedging adjustments changed $94 million at December 31, 2017 when compared to December 31, 2016, due to the impact of interest rates on our cumulative fair value adjustments on bonds in hedge relationships.

For additional information on our bonds and maturity gap, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

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

Our total mandatorily redeemable capital stock balance decreased $279 million at December 31, 2017, when compared to December 31, 2016 due in part to the repurchase of $148 million in capital stock outstanding to certain captive insurance company members during the first quarter of 2017. The repurchase was in response to the Finance Agency final rule affecting membership eligibility that became effective February 19, 2016. In accordance with the final rule, on February 17, 2017, we terminated the membership of all captive insurance company members that were admitted as members after September 12, 2014 (the date the Finance Agency proposed this rule) and repurchased outstanding capital stock to these captive insurance company members in the amount of $148 million. Captive insurance company members that were admitted as members prior to September 12, 2014, will have their memberships terminated no later than February 19, 2021. At December 31, 2017 and December 31, 2016, our mandatorily redeemable capital stock totaled $385 million and $664 million.

Capital

The following table summarizes information on our capital (dollars in millions):

	December 31,
	2017	2016
Capital stock	$5,068	$5,917
Additional capital from merger	—	52
Retained earnings	1,839	1,450
Accumulated other comprehensive income (loss)	114	(18)
Total capital	$7,021	$7,401

Our capital decreased $0.4 billion or 5 percent at December 31, 2017, when compared to December 31, 2016. The decrease was due to a decline in capital stock due to a decrease in member activity as a result of a decline in advance balances and a decline in additional capital from merger driven by dividend payments paid during 2017. As a result of the first quarter dividend payment, the additional capital from merger balance was depleted. The decrease was partially offset by an increase in retained earnings due to net income earned and an increase in accumulated other comprehensive income (AOCI) due primarily to changes in unrealized gains on our MBS GSE and agency securities. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital ” for additional information on our capital.

Derivatives

We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	December 31,
	2017	2016
Interest rate swaps
Noncallable	$51,502	$49,887
Callable by counterparty	1,853	3,287
Callable by the Bank	172	136
Total interest rate swaps	53,527	53,310
Forward settlement agreements (TBAs)	66	94
Mortgage delivery commitments	72	102
Total notional amount	$53,665	$53,506

The notional amount of our derivative contracts remained relatively stable at December 31, 2017, when compared to December 31, 2016. During 2017, we continued our use of swapped consolidated obligation bonds in addition to LIBOR indexed debt to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During 2017, proceeds from the issuance of bonds and discount notes were $67.6 billion and $191.0 billion compared to $98.7 billion and $272.9 billion for the same period in 2016. We continued to issue term fixed and floating rate, callable, and step-up rate consolidated obligation bonds as well as shorter-term discount notes to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

We maintained continual access to funding and adapted our debt issuance to meet the needs of our members, which generally favored the issuance of shorter-term debt. Access to debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of recent money market fund reform and our government affiliation, have sought the FHLBanks’ debt as an asset of choice, which has led to advantageous funding opportunities. However, due to the short-term maturity of the debt, we may be exposed to additional risks associated with refinancing and our ability to access the capital markets.

We monitor our debt refinancing risk and liquidity position. In measuring the level of assets requiring refinancing, we consider the maturity characteristics of our assets and liabilities. The following table presents the composition of our assets and liabilities by maturity (dollars in millions):

	December 31, 2017			December 31, 2016
	1 year or less	> 1 year	Total	1 year or less	> 1 year	Total
Assets
Investments[1]	$11,123	$22,987	$34,110	$14,265	$26,653	$40,918
Advances[2]	45,310	57,368	102,678	22,533	109,004	131,537
Mortgage loans held for portfolio[3]	858	6,143	7,001	862	5,961	6,823
Other interest earning assets[4]	—	—	—	200	—	200
Subtotal	$57,291	$86,498	143,789	$37,860	$141,618	179,478
Other[5]			1,310			1,127
Total assets			$145,099			$180,605

Liabilities
Consolidated obligation bonds[6]	$50,077	$49,107	$99,184	$47,733	$42,320	$90,053
Consolidated obligation discount notes[6]	36,740	—	36,740	81,019	—	81,019
Other interest bearing liabilities[7]	600	—	600	—	—	—
Subtotal	$87,417	$49,107	136,524	$128,752	$42,320	171,072
Other[5]			1,554			2,132
Total liabilities			$138,078			$173,204
Maturity gap	$30,126			$90,892
Maturity gap percentage[8]	21%			50%

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

2
Represents the principal balance of advances based on contractual maturity. At December 31, 2017 and 2016, 26 percent and 60 percent of our advances are callable, many of which have call dates in the next year. For further detail of our advance call dates, refer to “Item 1. Financial Statements — Note 8 — Advances.”

3
Represents the principal balance of MPF and MPP mortgage loans based on expected maturity, which factors in projected prepayments. Certain assumptions are factored into the greater than one year bucket as they are not monitored as part of the maturity gap.

4	Represents loans outstanding to other FHLBanks at December 31, 2016. The Bank did not have loans outstanding to other FHLBanks at December 31, 2017.

5	Represents all other assets or liabilities reflected in the Bank’s Statements of Condition that are not monitored as part of the maturity gap.

6	Represents the principal balance of consolidated obligations based on contractual maturity.

7	Represents borrowings outstanding from other FHLBanks at December 31, 2017. The Bank did not have borrowings outstanding from other FHLBanks at December 31, 2016.

8	The maturity gap percentage is calculated as the maturity gap divided by total assets.

During 2017, we continued to monitor the maturity gap between our assets and liabilities and reduced our maturity gap percentage. Our maturity gap objective in the future may vary based on a number of factors including our member borrowing needs, supply and demand in the debt markets, and other factors.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of February 28, 2018, our consolidated obligations were rated AA+/A-1+ by Standard and Poor’s and Aaa/P-1 by Moody’s and both ratings had a stable outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors.”

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At December 31, 2017 and 2016, the total par value of outstanding consolidated obligations for which we are primarily liable was $135.9 billion and $171.1 billion. At December 31, 2017 and 2016, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $898.3 billion and $818.2 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of February 28, 2018, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During 2017, repayments of consolidated obligations totaled $293.7 billion compared to $330.5 billion in 2016. A portion of these payments were due to the call of certain bonds in an effort to better match our projected asset cash flows. During 2017 and 2016, we called bonds with a total par value of $125 million and $1.6 billion.

During 2017, advance disbursements totaled $266.4 billion compared to $217.4 billion in 2016. Advance disbursements will vary from period to period depending on member needs. During 2017, investment purchases (excluding overnight investments) totaled $97.8 billion compared to $123.6 billion during 2016. Investment purchases during each period were primarily driven by the purchase of money market investments, including secured resale agreements in an effort to manage our liquidity position.

We also use liquidity to purchase mortgage loans, redeem member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

LIQUIDITY REQUIREMENTS

Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2017	2016
Unencumbered marketable assets maturing within one year	$9.7	$12.9
Advances maturing in seven days or less	5.3	2.3
Unencumbered assets available for repurchase agreement borrowings	22.4	25.6
Total contingent liquidity	37.4	40.8
Liquidity needs for five calendar days	11.0	9.2
Excess contingent liquidity	$26.4	$31.6

Second, we are required to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury.

The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2017	2016
Advances with maturities not exceeding five years	$97.3	$117.2
Deposits[1]	1.1	1.2
Excess liquidity[2]	$96.2	$116.0

1 Amount does not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2 Decrease in excess liquidity due primarily to a decrease in advance volumes during 2017.

Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2017	2016
Qualifying assets free of lien or pledge	$144.9	$180.3
Consolidated obligations outstanding	135.6	170.8
Excess liquidity	$9.3	$9.5
At December 31, 2017 and 2016, we were in compliance with all three of the Finance Agency liquidity requirements.
In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At December 31, 2017 and 2016, we were in compliance with this liquidity guidance.

Capital

CAPITAL REQUIREMENTS

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock (including mandatorily redeemable capital stock), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all Class B capital stock (including mandatorily redeemable capital stock) and retained earnings. It does not include AOCI. At December 31, 2016, regulatory capital also included additional capital from merger. The additional capital from merger balance was depleted in May of 2017, by the first quarter dividend payment. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At December 31, 2017, the Bank did not hold any nonpermanent capital. At December 31, 2016, nonpermanent capital included additional capital from merger.
At December 31, 2017 and 2016, we were in compliance with all three of the Finance Agency’s regulatory capital requirements. Refer to “Item 8. Financial Statements and Supplementary Data — Note 15 — Capital” for additional information.

CAPITAL STOCK
Our capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. We generally issue a single class of capital stock (Class B stock) and have two subclasses of Class B capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding. All Class B capital stock issued is subject to a five year notice of redemption period.

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
A member may cancel any pending notice of redemption before the completion of the five-year redemption period by providing a written notice of cancellation. We charge a cancellation fee equal to a percentage of the par value of the shares of capital stock subject to redemption. This fee is currently set at a range of one to five percent depending on when we receive notice of cancellation from the member. Our Board of Directors retains the right to change the cancellation fee at any time. We will provide at least 15 days’ written notice to each member of any adjustment or amendment to our cancellation fee.
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
If we are liquidated, after payment in full to our creditors, our stockholders will be entitled to receive the par value of their capital stock as well as any retained earnings, in an amount proportional to the stockholder’s share of the total shares of capital stock. In the event of a merger or consolidation, our Board of Directors shall determine the rights and preferences of our stockholders, subject to applicable Finance Agency regulations, as well as any terms and conditions imposed by the Finance Agency.
The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	December 31,
	2017	2016
Commercial banks	$3,508	$4,549
Savings institutions	145	121
Credit unions	393	320
Non-captive insurance companies	681	296
Captive insurance companies	341	631
Total GAAP capital stock	5,068	5,917
Mandatorily redeemable capital stock	385	664
Total regulatory capital stock	$5,453	$6,581

The decrease in regulatory capital stock held at December 31, 2017 when compared to December 31, 2016 was due to a decline in mandatorily redeemable capital stock and GAAP capital stock. The decline in mandatorily redeemable capital stock was due in part to the repurchase of capital stock held by certain captive insurance company members whose membership was terminated on February 17, 2017 in response to the Finance Agency final rule affecting FHLBank membership. The decrease in GAAP capital stock was due to a decline in member activity.

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
At December 31, 2017 and 2016, we had $385 million and $664 million of mandatorily redeemable capital stock. The decrease was due in part to the repurchase of $148 million in capital stock outstanding to certain captive insurance company members during the first quarter of 2017 in response to the Finance Agency final rule affecting membership eligibility that became effective February 19, 2016. For additional information on our mandatorily redeemable capital stock, refer to “Item 8. Financial Statements and Supplementary Data — Note 15 — Capital.”

ADDITIONAL CAPITAL FROM MERGER

We recognized net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a capital account captioned “Additional capital from merger.” We treated this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends on capital stock were paid from this account following the Merger until the balance was depleted by the first quarter dividend payment in May 2017.

RETAINED EARNINGS
Our ERMP includes a target level of retained earnings based on the amount we believe necessary to protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve our targeted level of retained earnings. At December 31, 2017, we exceeded our retained earnings target.
We entered into a JCE Agreement with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance the capital position of each FHLBank over time. Under the JCE Agreement, we allocate 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately in our Statements of Condition. At December 31, 2017 and 2016, our restricted retained earnings balance totaled $335 million and $231 million. One percent of our average balance of outstanding consolidated obligations for the three months ended September 30, 2017 was $1.6 billion.

DIVIDENDS

Our Board of Directors may declare and pay different dividends for each subclass of capital stock. Dividend payments may be made in the form of cash and/or additional shares of capital stock. Historically, we have only paid cash dividends. By regulation, we may pay dividends from current earnings or unrestricted retained earnings, but we may not declare a dividend based on projected or anticipated earnings. As a result of the Merger, our Board of Directors approved the payment of dividends from additional capital from merger. Dividends on capital stock were paid from this account following the merger date until the balance was depleted by the first quarter dividend payment in May 2017. Dividends were paid from unrestricted retained earnings for the remainder of 2017. We are prohibited from paying a dividend in the form of additional shares of capital stock, if after the issuance, the outstanding excess capital stock would be greater than one percent of our total assets. Our Board of Directors may not declare or pay dividends if it would result in our non-compliance with regulatory capital requirements.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Years Ended December 31,
	2017	2016	2015
Aggregate cash dividends paid[1]	$181	$142	$102
Effective combined annualized dividend rate paid on capital stock	3.19%	2.94%	2.87%
Annualized dividend rate paid on membership capital stock	1.06%	0.63%	0.50%
Annualized dividend rate paid on activity-based capital stock	3.63%	3.50%	3.50%
Average three-month LIBOR	1.26%	0.75%	0.32%

1
Includes aggregate cash dividends paid during the period. Amount excludes cash dividends paid on mandatorily redeemable capital stock. For financial reporting purposes, these dividends were recorded as interest expense in the Bank’s Statements of Income.

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

Fair Value Measurements

We record trading securities, AFS securities, derivative assets and liabilities, and certain other assets at fair value in the Statements of Condition on a recurring basis and on occasion, certain impaired MPF and MPP loans on a non-recurring basis. Fair value is a market-based measurement and is defined as the price received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date under current market conditions. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, we are required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom we would transact in that market.

Fair values play an important role in our valuation of certain assets, liabilities, and hedging transactions. Fair value is first determined based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair values are determined based on external or internal pricing models that use (i) discounted cash flows using market estimates of interest rates and volatility, (ii) dealer prices, or (iii) prices of similar instruments.

For prices obtained externally, as per our established policy, we review these prices and compare them to other vendors for reasonableness. In addition, on an annual basis, we conduct reviews of our pricing vendors to confirm and further augment our understanding of the vendors’ pricing processes, methodologies, and control procedures for investment securities. For internal pricing models, the underlying assumptions are based on management’s best estimates for discount rates, prepayments, market volatility, and other factors. The assumptions used in both external and internal pricing models could have a significant effect on the reported fair values of assets and liabilities, including the related income and expense. The use of different assumptions, as well as changes in market conditions, could result in materially different values.
We categorize our financial instruments carried at fair value into a three-level hierarchy. The hierarchy is based upon the transparency (observable or unobservable) of inputs used to value the asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. At December 31, 2017 and 2016, we did not carry any financial assets or liabilities, measured on a recurring basis, at fair value in our Statements of Condition based on unobservable inputs.

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
We utilize one Derivative Clearing Organization (Clearinghouse), CME Clearing, for all cleared derivative transactions. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook, changing the legal characterization of variation margin payments to be daily settlement payments, which are a component of the derivative fair value, rather than collateral. Initial margin is considered cash collateral.

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

•
an economic hedge to manage certain defined risks in the Bank’s Statements of Condition (economic hedge). These hedges are primarily used to: (i) manage mismatches between the coupon features of the Bank’s assets and liabilities, (ii) offset prepayment risk in certain assets, (iii) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted by accounting guidance, or (iv) to reduce exposure reset risk.

FAIR VALUE HEDGES
If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the fair value hedging relationship and an expectation to be highly effective, they qualify for fair value hedge accounting and the changes in fair value of derivatives along with the offsetting changes in fair value of the hedged items attributable to the hedged risk are recorded in other income (loss) as “Net gains (losses) on derivatives and hedging activities.” The amount by which the change in fair value of the derivative differs from the change in fair value of the hedged item is known as hedge ineffectiveness. Two approaches to fair value hedge accounting include:

•
Long-haul hedge accounting. The application of long-haul hedge accounting requires us to formally assess (both at the hedge’s inception and at least quarterly) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items due to benchmark interest rate changes and whether those derivatives are expected to remain highly effective in future periods. The Bank uses regression analyses to assess the effectiveness of its long-haul hedges.

•
Short-cut hedge accounting. Transactions that meet certain criteria qualify for short-cut hedge accounting in which an assumption can be made that the change in fair value of a hedged item due to changes in the benchmark interest rate exactly offsets the change in fair value of the related derivative. Under the short-cut method, the entire change in fair value of the interest rate swap is considered to be highly effective at achieving offsetting changes in fair value of the hedged asset or liability.

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

CREDIT PRODUCTS

We manage our credit exposure to credit products through an approach that includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower’s financial condition in conjunction with our collateral and lending policies to limit risk of loss while balancing borrowers’ needs for a reliable source of funding. In addition, we lend to our borrowers in accordance with the FHLBank Act, Finance Agency regulations, and other applicable laws.

We are required by regulation to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each borrower’s credit products is calculated by applying collateral discounts, or haircuts, to the unpaid principal balance or market value, if available, of the collateral. Eligible collateral includes (i) fully disbursed whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and FFELP guaranteed student loans, (iii) cash deposited with us, and (iv) other real estate-related collateral acceptable to us, such as second lien mortgages, home equity lines of credit, and commercial real estate mortgages, provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. In addition, CFIs may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each member’s capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

Using a risk-based approach and taking into consideration each borrower’s financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At December 31, 2017 and 2016, we had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of our outstanding extensions of credit.

We have never experienced a credit loss on our credit products. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on our credit products, management has determined that there were no probable credit losses on our credit products as of December 31, 2017 and 2016. Accordingly, we have not recorded any allowance for credit losses.

GOVERNMENT-INSURED MORTGAGE LOANS

We invest in government-insured fixed rate mortgage loans in both the MPF and MPP portfolios that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, we only have credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote and has never experienced a credit loss on its government-insured mortgage loans. As a result, we did not establish an allowance for credit losses for our government-insured mortgage loans at December 31, 2017 and 2016. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

MPF CONVENTIONAL MORTGAGE LOANS

Our management of credit risk in the MPF program involves several layers of legal loss protection that are defined in agreements among us and our participating PFIs. For conventional MPF loans, the availability of loss protection may differ slightly depending on the MPF product alternatives selected and the credit profile of the loans. Our loss protection consists of the following loss layers, in order of priority:

•	Homeowner Equity.

•
Primary Mortgage Insurance (PMI). At the time of origination, PMI is required on all loans with homeowner equity of less than 20 percent of the original purchase price or appraised value, whichever is less and as applicable to the specific loan.

•	First Loss Account (FLA). For each master commitment, our potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a memorandum account called the FLA.

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

If either of the first two conditions is met, we recognize an OTTI charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the reporting date. If neither of the first two conditions is met, we perform an analysis to determine if we believe we will recover the entire amortized cost basis of the debt security, which includes a cash flow analysis for private-label MBS. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors is recognized in AOCI. The credit loss on a debt security is limited to the amount of that security’s unrealized loss. The total OTTI is presented in the Statements of Income with an offset for the amount of the non-credit portion of OTTI that is recognized in AOCI, if applicable.

Refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Other-than-Temporary Impairment” for additional discussion on our OTTI analysis.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Finance Agency Final Rule on Minority and Women Inclusion

On July 13, 2017, the Finance Agency issued a final rule, effective August 24, 2017, amending its Minority and Women Inclusion regulations to clarify the scope of the FHLBanks' obligation to promote diversity and ensure inclusion. The final rule updates the existing Finance Agency regulations aimed at promoting diversity and the inclusion and participation of minorities, women, and individuals with disabilities, and the businesses they own ("MWDOB") in all our business and activities, including management, employment, customer outreach and access, MWDOB participation in financial transactions with us, and contracting. The final rule encourages us to expand contracting opportunities for MWDOBs and minorities, women, and individuals with disabilities through subcontracting arrangements and to track the cumulative spend associated with such diverse subcontracting arrangements. In addition, the final rule requires us to:

•
develop stand-alone, board-approved diversity and inclusion strategic plans or incorporate diversity and inclusion principles into our existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

•	amend our policies on equal opportunity in employment by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications;

•	establish a process to grant or deny requests for accommodations to employees and job applicants based on their religious beliefs or practices;

•
provide information in our annual reports to the Finance Agency about our efforts to advance diversity and inclusion through identifying and selecting MWDOB firms for participation in financial transactions with us, identifying ways in which it may give consideration to MWDOB business with us when reviewing and evaluating vendor contract proposals, and enhancing customer access by MWDOB businesses (including through our affordable housing and community investment programs;

•	report data regarding the number of diverse individuals currently in supervisory or managerial positions and our strategies for promoting the diversity of supervisors and managers;

•
classify and provide additional data in our annual reports about the number of, and amounts paid under, our MWDOB contracts, as well as demographic data regarding the categories of MWDOB entities to which we award vendor contracts; and

•
provide data to the Finance Agency regarding the type of contracts we consider exempt from these diversity and inclusion requirements, as well as the criteria and rationale for establishing such exemptions and an analysis of any potential negative or adverse impact such exemptions might have on contracting opportunities for MWDOB businesses or diverse individuals.

We do not expect this final rule to materially affect our financial condition or results of operations, but we anticipate that it may result in increased costs and substantially increase the amount of data tracking, monitoring, and reporting that will be required of us.

Finance Agency Proposed Rule on Capital Requirements

On July 3, 2017, the Finance Agency published a proposed rule to adopt, with amendments, the Finance Board regulations pertaining to the capital requirements for the FHLBanks. The proposed rule would carry over most of the existing regulations without material change, but would substantively revise the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit and derivative exposure. The main revisions would remove requirements that we calculate credit risk capital charges and unsecured credit limits based on ratings issued by a NRSRO, and instead require that we establish and use their own internal rating methodology. With respect to derivatives, the proposed rule would impose a new capital charge for cleared derivatives, which under the existing rule do not carry a capital charge, and would change the way that the capital charge and risk limits are calculated for uncleared derivatives, in both cases to align with the Dodd-Frank Act’s clearing mandate and derivatives reforms. The proposed rule also would revise the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The Finance Agency proposes to retain for now the percentages used in the tables to calculate capital charges for mortgage-related assets, and to address at a later date the methodology for residential mortgage assets. While a March 2009 regulatory directive pertaining to certain liquidity matters would remain in place, the Finance Agency also proposes to rescind certain minimum regulatory liquidity requirements and address these liquidity requirements in a new regulatory directive.

We submitted a joint comment letter with the other FHLBanks on August 31, 2017. We continue to evaluate the proposed rule but do not expect this rule, if adopted as proposed, to materially affect our financial condition or results of operations.

Information Security Management Advisory Bulletin

On September 28, 2017, the Finance Agency issued Advisory Bulletin 2017-02, which supersedes previous guidance on an FHLBank’s information security program. The advisory bulletin describes three main components of an information security program and reflects the expectation that we will use a risk-based approach to implement its information security program. The advisory bulletin contains expectations related to (i) governance, including guidance related to roles and responsibilities, risk assessments, industry standards, and cyber-insurance; (ii) engineering and architecture, including guidance on network security, software security, and security of endpoints; and (iii) operations, including guidance on continuous monitoring, vulnerability management, baseline configuration, asset life cycle, awareness and training, incident response and recovery, user access management, data classification and protection, oversight of third parties, and threat intelligence sharing.

We do not expect this advisory bulletin to materially affect our financial condition or results of operations, but we anticipate that it may result in increased costs relating to enhancements to our information security program.

FRB, FDIC, and OCC Final Rules on Mandatory Contractual Stay Requirements for Qualified Financial Contracts ("QFCs")

On September 12, 2017, the Federal Reserve Board (FRB) published a final rule, effective November 13, 2017, requiring certain global systemically important banking institutions (GSIBs) regulated by the FRB to amend their covered qualified financial contracts (QFCs) to limit a counterparty’s immediate termination or exercise of default rights under the QFCs in the event of bankruptcy or receivership of the GSIB or an affiliate of the GSIB. Covered QFCs include derivatives, repurchase agreements (known as repos) and reverse repos, and securities lending and borrowing agreements. On September 27, 2017, and on November 29, 2017, the FDIC and the Office of the Comptroller of the Currency (OCC) respectively adopted final rules that are both substantively identical to the FRB rule, both effective January 1, 2018, with respect to QFCs entered into with certain FDIC- and OCC-supervised institutions.

Although we are not a covered entity under these rules, as a counterparty to covered entities under QFCs, we may be required to amend QFCs entered into with FRB-regulated GSIBs or applicable FDIC- and OCC-supervised institutions.  These rules may impact our ability to terminate business relationships with covered entities and could adversely impact the amount we recover in the event of the bankruptcy or receivership of a covered entity. However, we do not expect these final rules, or the proposed amendments to the Swap Margin Rules, to materially affect our financial condition or results of operations.

OCC, FRB, FDIC, Farm Credit Administration, and Finance Agency Proposed Rule on Margin and Capital Requirements for Covered Swap Entities

On February 21, 2018, OCC, FRB, FDIC, Farm Credit Administration, and the Finance Agency published a joint proposed amendment to each agency’s final rule on Margin and Capital Requirements for Covered Swap Entities (“Swap Margin Rules”) to conform the definition of “eligible master netting agreement” in such rules to the FRB’s, OCC’s, and FDIC’s final QFC rules, and to clarify that a legacy swap will not deemed to be a covered swap under the Swap Margin Rules if it is amended to conform to the QFC Rules.

Comments on the proposed rule are due by April 23, 2018. We continue to evaluate the proposed rule, but we do not expect this rule, if adopted substantially as proposed, to materially affect our financial condition or results of operations.

OFF-BALANCE SHEET ARRANGEMENTS
Our significant off-balance sheet arrangements consist of the following:

•	joint and several liability for consolidated obligations issued on behalf of the other FHLBanks;

•	standby letters of credit;

•	standby bond purchase agreements; and

•	commitments to fund advances.

For a complete discussion of our off-balance sheet arrangements, refer to “Item 8 — Financial Statements and Supplementary Data — Note 18 — Commitments and Contingencies.”

CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations due by payment period at December 31, 2017 (dollars in millions):

	Payments Due by Period
	< 1 Year	1 to 3 Years	>3 to 5 Years	>5 Years	Total
Bonds[1]	$50,077	$35,426	$8,929	$4,752	$99,184
Operating leases	1	1	1	—	3
Mandatorily redeemable capital stock	4	2	23	356	385
Commitments to purchase mortgage loans	72	—	—	—	72
Commitments to fund advances	1,125	13	—	—	1,138
Pension and postretirement contributions[2]	2	1	2	5	10
Total	$51,281	$35,443	$8,955	$5,113	$100,792

1	Excludes contractual interest payments related to bonds. Total is based on contractual maturities; the actual timing of payments could be impacted by factors affecting redemptions.

2	Represents the future funding contribution for our qualified defined benefit multiemployer plan and the scheduled benefit payments for our nonqualified defined benefit plans.

RISK MANAGEMENT

We have risk management policies, established by our Board of Directors, that monitor and control our exposure to market, liquidity, credit, operational, legal and regulatory compliance, and strategic risk, as well as capital adequacy. Our primary objective is to manage our assets and liabilities in ways that protect the par redemption value of our capital stock. We periodically evaluate our risk management policies in order to respond to changes in our financial position and general market conditions.

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
The method for calculating fair value is dependent on the instrument type. Option-free instruments, such as plain vanilla interest rate swaps, bonds, and advances require an assessment of the future course of interest rates. Once the course of interest rates has been specified and the expected cash flows determined, future cash flows are discounted to compute the fair value. Options and option-embedded instruments, such as cancelable interest rate swaps, swaptions, interest rate caps and floors, callable bonds, and mortgage-related instruments, are typically evaluated using an interest rate tree (lattice) or Monte Carlo simulations that generate a large number of possible interest rate scenarios.
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

Market Risk

We define market risk as the risk that Market Value of Capital Stock (MVCS) or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk was our predominant type of market risk exposure during 2017 and 2016. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and derivatives, which taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate changes and spread and volatility movements.

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

We monitor and manage to the MVCS policy limits to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach requires a prompt action to address the measure outside of the policy limit and the breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. We were in compliance with the MVCS policy limits at December 31, 2017 and 2016.

Our down 200 basis point policy limit is suspended when the 10-year swap rate is below 2.50 percent and remains so for five consecutive days. At December 31, 2017 and 2016, the 10-year swap rate was 2.40 and 2.34 percent and therefore the associated policy limit was suspended.

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous parallel changes in interest rates at December 31, 2017 and 2016:

	Market Value of Capital Stock Assuming Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2017	$133.7	$136.0	$136.4	$135.8	$134.7	$133.2	$129.9
2016	$119.8	$120.3	$120.0	$119.6	$118.7	$117.6	$114.9

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2017	(1.5)%	0.2%	0.4%	—%	(0.8)%	(1.9)%	(4.4)%
2016	0.2%	0.6%	0.4%	—%	(0.7)%	(1.7)%	(3.9)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2017 and 2016	(12.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(12.0)%

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel changes in interest rates at December 31, 2017 and 2016:

	Market Value of Capital Stock Assuming Non-Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2017	$133.9	$135.3	$135.8	$135.8	$135.2	$134.2	$131.5
2016	$121.0	$120.9	$120.4	$119.6	$118.3	$117.0	$114.2

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2017	(1.4)%	(0.3)%	—%	—%	(0.4)%	(1.2)%	(3.2)%
2016	1.2%	1.1%	0.7%	—%	(1.0)%	(2.1)%	(4.5)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2017 and 2016	(13.0)%	(5.5)%	(2.5)%	—%	(2.5)%	(5.5)%	(13.0)%

Our base case MVCS was 135.8 at December 31, 2017 compared to 119.6 at December 31, 2016. The change was primarily attributable to the following factors:

•
Increase in retained earnings: We recorded net income of $518 million during 2017, which was primarily driven by net interest income of $650 million. Dividend payments for 2017 totaled $181 million. The earnings in excess of dividend payments had a positive impact on the market value of assets, thereby increasing MVCS.

•
Decreased shares of activity-based capital stock: During 2017, our advance activity with members declined, and therefore our activity-based capital stock requirements decreased. As we repurchased this activity-based capital stock at par balance, which is below our current MVCS level, our MVCS was positively impacted.

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
Our primary income sensitivity policy limits specify a floor on our projected return on capital stock of no less than 50 percent of average projected 3-month LIBOR over 24 months for the up and down 100 and 200 basis point parallel interest rate shift scenarios as well as for the up and down 100 basis point non-parallel interest rate shift for each shock scenario. Any policy limit breach requires a prompt action to address the measure outside of the policy limit. The breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. We were in compliance with the projected 24-month income sensitivity policy limits at both December 31, 2017 and 2016.
The following table shows our projected return on capital stock over 24 months and associated policy limits, assuming instantaneous parallel shifts in interest rates at December 31, 2017 and 2016:

	Projected Return on Capital Stock
	Down 200	Down 100	Base Case	Up 100	Up 200
2017	3.8%	6.0%	7.6%	8.8%	10.0%
2016	3.4%	4.6%	6.4%	7.9%	9.2%

	Policy Limits
	Down 200	Down 100	Base Case	Up 100	Up 200
2017	0.1%	0.6%	—%	1.6%	2.1%
2016	—%	0.3%	—%	1.3%	1.8%

The following table shows our projected return on capital stock over 24 months and associated policy limits, assuming instantaneous non-parallel shifts in interest rates at December 31, 2017 and 2016:

	Projected Return on Capital Stock
	Down 100	Base Case	Up 100
2017	7.9%	7.6%	7.2%
2016	7.1%	6.4%	5.8%

	Policy Limits
	Down 100	Base Case	Up 100
2017	1.3%	—%	0.9%
2016	1.0%	—%	0.6%
Our base case projected return on capital stock was 7.6 percent at December 31, 2017, compared to 6.4 percent December 31, 2016. The change was primarily attributable to the following factors:

•
Projected Average Capital Stock: Our base case projected return on capital stock at December 31, 2017, increased over the prior year due to a decrease in projected average capital stock balances. Projected average capital stock balances decreased at December 31, 2017, when compared to December 31, 2016 as a result of decreased member advance activity. This had a positive impact on projected return on capital stock.

•
Projected Net Income: Projected net income increased at December 31, 2017, when compared to December 31, 2016 due to higher short-to medium-term interest rates. Higher interest rates resulted in higher projected returns on capital. This had a positive impact on return on capital stock, which was partially offset by a negative impact from a lower balance of interest earning assets.

DERIVATIVES
We use derivatives to manage interest rate risk. Finance Agency regulations and our ERMP establish guidelines for derivatives, prohibit trading in or the speculative use of derivatives, and limit credit risk arising from derivatives.
Our hedging strategies include hedges of specific assets and liabilities that qualify for fair value hedge accounting and economic hedges that are used to reduce overall market risk exposure. All hedging strategies are approved by our Asset-Liability Committee. See additional discussion regarding our derivative contracts in “Item 8. Financial Statements and Supplementary Data — Note 11 — Derivatives and Hedging Activities.”

The following table summarizes our interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of December 31, 2017 and 2016 (dollars in millions):

			December 31,
Hedged Item / Hedging Instrument	Hedging Strategy	Hedge Accounting Designation	2017 Notional Amount	2016 Notional Amount
Advances
Pay-fixed, receive floating interest rate swap (without options)[1,2]	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$14,826	$12,017
		Economic	56	—
Pay-fixed, receive floating interest rate swap (with options)[1]	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	569	1,887
Investments
Pay-fixed, receive floating interest rate swap[3]	Converts the investment’s fixed rate to a variable rate index.	Fair Value	7,408	7,789
		Economic	928	991
Mortgage Loans
Mortgage delivery commitment	Exposes us to fair value risk associated with fixed rate mortgage purchase commitments.	Economic	72	102
Forward settlement agreement	Protects against changes in market value of fixed rate mortgage delivery commitments resulting from changes in interest rates.	Economic	66	94
Bonds
Receive-fixed or structured, pay floating interest rate swap (without options)[4]	Converts the bond’s fixed or structured rate to a variable rate index.	Fair Value	27,862	28,668
Receive-fixed or structured, pay floating interest rate swap (with options)[4]	Converts the bond’s fixed or structured rate to a variable rate index and offsets option risk in the bond.	Fair Value	1,455	1,535
Offsetting Positions
Pay-fixed, receive-float interest rate swap and receive-fixed, pay-float interest rate swap	Represents offsetting positions on interest rate swaps acquired from the Merger.	Economic	423	423
Total			$53,665	$53,506

1	At December 31, 2017 and 2016, the par value of fixed rate advances outstanding was $37.0 billion and $26.9 billion, of which 41 percent and 51 percent were swapped to a variable rate index.

2	Includes fair value hedge firm commitments of $107 million and $269 million for forward starting advances at December 31, 2017 and 2016.

3
At December 31, 2017 and 2016, the amortized cost of fixed rate AFS securities outstanding was $8.2 billion and $8.8 billion, of which 93 and 92 percent were swapped to a variable rate index. At December 31, 2017 and 2016, the fair value of fixed rate trading securities outstanding was $977 million and $1.0 billion and all of these trading securities were swapped to a variable rate index.

4	At December 31, 2017 and 2016, the par value of fixed rate bonds outstanding was $40.3 billion and $41.4 billion, of which 73 and 73 percent were swapped to a variable rate index.

Advances
We offer a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics, and optionality. We may use derivatives to adjust the repricing and/or option characteristics of advances in an effort to manage interest rate risk. For example, we may hedge a fixed rate advance with an interest rate swap where we pay a fixed rate coupon and receive a variable rate coupon, effectively converting the fixed rate advance to a variable rate advance. This type of hedge is typically treated as a fair value hedge. In addition, we may hedge a callable advance, which gives the borrower the option to extinguish the fixed rate advance, by entering into a cancelable interest rate swap.
We may hedge a firm commitment for a forward-starting advance through the use of an interest-rate swap (fair value hedge). In this case, the interest rate swap will function as the hedging instrument for both the firm commitment and the subsequent advance. We may also enter into economic derivatives in an effort to mitigate the income statement volatility that occurs when an advance or firm commitment for a forward-starting advance is recorded under the fair value option and hedge accounting is not permitted.

Investments
We primarily invest in U.S. obligations, GSE and Tennessee Valley Authority obligations, state or local housing agency obligations, and MBS, and classify them as either trading, AFS, or HTM. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. We may fund investment securities with fixed rate long-term and callable consolidated obligations or utilize interest rate swaps, caps, floors, or swaptions to manage interest rate risk.
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

Capital Adequacy

An adequate capital position is necessary for providing safe and sound operations of the Bank. Our key capital adequacy measure is MVCS. In addition to MVCS, we maintain capital levels in accordance with Finance Agency regulations and monitor retained earnings. For a discussion of our key capital adequacy measure, MVCS, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Market Value of Capital Stock Sensitivity”.

RETAINED EARNINGS TARGET LEVEL AND REGULATORY CAPITAL REQUIREMENTS

Our ERMP includes a target level of retained earnings based on the amount we believe necessary to protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We are also subject to three regulatory capital requirements. For additional information on our compliance with these requirements, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

We are required by regulation to obtain sufficient collateral to fully secure our advances and other credit products. Eligible collateral includes (i) fully disbursed whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and FFELP, (iii) cash deposited with us, and (iv) other real estate-related collateral acceptable to us, such as second lien mortgages, home equity lines of credit, and commercial real estate mortgages, provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. CFIs may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each borrower’s capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

Borrowers may pledge collateral to us by executing a blanket pledge agreement, specifically assigning collateral, or placing physical possession of collateral with us or our custodians. We perfect our security interest in all pledged collateral by filing Uniform Commercial Code financing statements or taking possession or control of the collateral. Under the FHLBank Act, any security interest granted to us by our members, or any affiliates of our members, has priority over the claims and rights of any other party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), unless those claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that have perfected security interests.

Under a blanket pledge agreement, we are granted a security interest in all financial assets of the borrower to fully secure the borrower’s obligation. Other than securities and cash deposits, we do not initially take delivery of collateral from blanket pledge agreement borrowers. In the event of deterioration in the financial condition of a blanket pledge agreement borrower, we have the ability to require delivery of pledged collateral sufficient to secure the borrower’s obligation. With respect to non-blanket pledge agreement borrowers that are federally insured, we generally require collateral to be specifically assigned. With respect to non-blanket pledge agreement borrowers that are not federally insured (typically insurance companies, CDFIs, and housing associates), we generally take control of collateral through the delivery of cash, securities, or loans to us or our custodians.

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

At December 31, 2017 and 2016, borrowers pledged $319.0 billion and $330.4 billion of collateral (net of applicable discounts) to support activity with us, including advances. At December 31, 2017 and 2016, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

The following table shows the Bank’s total exposure, including advances, as well as the collateralization percentage of outstanding exposures by borrower type:

	December 31,
	2017		2016
	Sum of Total Exposure	% Collateralized	Sum of Total Exposure	% Collateralized
Commercial banks	$76,589	313%	$102,079	244%
Savings institutions	2,412	328	1,440	636
Credit unions	4,423	344	3,268	438
Non-captive insurance companies	19,907	136	17,537	130
Captive insurance companies	7,634	101	14,510	100
Community development financial institutions	3	214	3	213
Housing associates	23	289	61	190
Non-member borrowers	523	117	304	138
Total borrowers	$111,514	268%	$139,202	223%

The following table shows the amount of collateral pledged to us (net of applicable discounts) by collateral type (dollars in billions):

	December 31,
	2017			2016
Collateral Type	Discount Range[1]	Amount	% of Total	Discount Range[1]	Amount	% of Total
Single-family loans	18-39%	$197.8	62	15-42%	$201.4	61
Multi-family loans	37-37	9.7	3	31-34	10.6	3
Other real estate	18-61	77.1	24	15-65	82.2	25
Securities
Cash, agency and RMBS[2]	0-32	22.7	7	0-34	24.0	7
CMBS[3]	13-25	4.2	2	13-25	3.9	1
Government-insured loans	9-18	3.9	1	9-21	4.7	2
Secured small business and agribusiness loans	27-27	3.6	1	28-32	3.6	1
Total		$319.0	100		$330.4	100

1	Represents the range of discounts applied to the unpaid principal balance or market value of collateral pledged. The discount range for Housing Associates is 5 percent lower than the indicated range.

2	Represents cash, agency securities, and residential mortgage-backed securities (RMBS).

3	Represents commercial mortgage-backed securities (CMBS).

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on our credit products as of December 31, 2017 and 2016. Accordingly, we have not recorded any allowance for credit losses on our credit products.

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

The following table presents the unpaid principal balance of our MPF portfolio by product type (dollars in millions):

	December 31,
Product Type	2017	2016
MPF Conventional	$6,188	$5,907
MPF Government	497	513
Total MPF	6,685	6,420

MPP Conventional	284	361
MPP Government	32	42
Total MPP	316	403
Total unpaid principal balance	$7,001	$6,823

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

Conventional Mortgage Loans. For our conventional mortgage loans, we have several layers of legal loss protection that are defined in agreements among us and our PFIs. For our MPF loans, these loss layers may vary depending on the MPF product alternatives selected and credit profile of the loans. Loss layers may consist of (i) homeowner equity, (ii) PMI, (iii) a FLA, and (iv) a credit enhancement obligation of the PFI. For our MPP loans, these loss layers consist of (i) homeowner equity, and (ii) PMI. For a detailed discussion of these loss layers, refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses.”

The following table shows conventional MPF and MPP loans by FICO® score. All percentages are calculated based on unpaid principal balances as of the applicable period end.

	December 31,		December 31,
	2017	2016	2017	2016
FICO® Score[1]	MPF		MPP
<620	1%	1%	—%	—%
620 to < 660	5	6	4	4
660 to < 700	13	13	20	21
700 to < 740	20	19	33	33
>= 740	61	61	43	42
Total	100%	100%	100%	100%
Weighted average FICO score	740	746	730	730

1	Represents the lowest original FICO® score of the borrowers and co-borrowers.

The following table shows conventional MPF and MPP loans by loan-to-value ratio at origination. All percentages are calculated based on unpaid principal balances as of the applicable period end.

	December 31,		December 31,
	2017	2016	2017	2016
Loan-to-Value[1]	MPF		MPP
<= 60%	13%	14%	20%	20%
> 60% to 70%	13	14	21	21
> 70% to 80%	58	58	52	51
> 80% to 90%[2]	8	7	4	4
> 90%[2]	8	7	3	4
Total	100%	100%	100%	100%
Weighted average loan-to-value	76.5%	74.1%	71.0%	70.0%

1	Represents the loan-to-value at origination for the related loan.

2	These conventional loans were required to have PMI at origination.

The following table shows the five largest state concentrations of our conventional MPF portfolio, with comparable data at December 31, 2016. All percentages are calculated based on unpaid principal balances as of the applicable period end.

	December 31,
	2017	2016
Iowa	39%	39%
Missouri	21	20
Minnesota	16	17
South Dakota	8	8
Kansas	3	2
All others	13	14
Total	100%	100%

The following table shows the five largest state concentrations of our conventional MPP portfolio, with comparable data at December 31, 2016. All percentages are calculated based on unpaid principal balances as of the applicable period end.

	December 31,
	2017	2016
California	28%	28%
Illinois	11	11
New York	8	8
Florida	6	6
Massachusetts	5	5
All others	42	42
Total	100%	100%

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional MPF and MPP mortgage loan portfolios at the balance sheet date. The measurement of our MPF and MPP allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, and (iii) estimating additional credit losses in the conventional mortgage loan portfolio. The allowance for credit losses on our conventional MPF mortgage loans was $2 million at both December 31, 2017 and 2016. The allowance for credit losses on our conventional MPP mortgage loans was less than $1 million at both December 31, 2017 and 2016.

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At December 31, 2017, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty’s overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from three to 15 percent based on the counterparty’s credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of six to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. At December 31, 2017, we were in compliance with the regulatory limits established for unsecured credit.

Our short-term portfolio may include, but is not limited to, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposit, commercial paper, and U.S. Treasury bill obligations. Our long-term portfolio may include, but is not limited to, U.S. obligations, GSE and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. We face credit risk from unsecured exposures primarily within our short-term portfolio. We consider investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the FDIC to be of the highest credit quality and therefore those exposures are not monitored with other unsecured investments.

We generally limit our unsecured credit exposure to the following overnight investment types:

•	Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions.

•	Commercial paper. Unsecured debt issued by corporations, typically for the financing of accounts receivable, inventories, and meeting short-term liabilities.

At December 31, 2017, our unsecured investment exposure consisted of Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at December 31, 2017 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1,2]
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$—	$200	$1,120	$1,320
U.S. subsidiaries of foreign commercial banks	—	150	—	150
U.S. branches and agency offices of foreign commercial banks
Canada	—	600	—	600
Sweden	—	—	—	—
Germany	—	—	—	—
Netherlands	—	280	—	280
Australia	600	—	—	600
Norway	—	600	—	600
Japan	—	600	—	600
France	—	100	—	100
Total U.S. branches and agency offices of foreign commercial banks	600	2,180	—	2,780
Total unsecured investment exposure	$600	$2,530	$1,120	$4,250

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Table excludes investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the FDIC.

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2017
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits	$—	$1	$—	$—	$—	$—	$1
Securities purchased under agreements to resell	1,600	—	500	2,500	—	—	4,600
Federal funds sold	—	600	2,530	1,120	—	—	4,250
Investment securities:
Mortgage-backed securities
GSE single-family	—	3,740	—	—	—	—	3,740
GSE multifamily	—	10,983	—	—	—	—	10,983
U.S. obligations single-family[2]	—	3,741	—	—	—	—	3,741
U.S. obligations commercial[2]	—	2	—	—	—	—	2
Private-label residential	—	4	—	7	1	—	12
Total mortgage-backed securities	—	18,470	—	7	1	—	18,478
Non-mortgage-backed securities
U.S. obligations[2]	—	3,296	—	—	—	—	3,296
GSE and Tennessee Valley Authority obligations	—	1,889	—	—	—	—	1,889
State or local housing agency obligations	1,122	266	—	—	—	—	1,388
Other	451	99	—	—	—	—	550
Total non-mortgage-backed securities	1,573	5,550	—	—	—	—	7,123
Total investments[3]	$3,173	$24,621	$3,030	$3,627	$1	$—	$34,452

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	At December 31, 2017, 12 percent of our total investments were unsecured.

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2016
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits[2]	$—	$2	$—	$—	$—	$—	$2
Securities purchased under agreements to resell	1,425	250	500	3,750	—	—	5,925
Federal funds sold	—	200	4,050	845	—	—	5,095
Investment securities:
Mortgage-backed securities
GSE single-family	—	4,804	—	—	—	—	4,804
GSE multifamily	—	12,156	—	—	—	—	12,156
U.S. obligations single-family[3]	—	3,864	—	—	—	—	3,864
U.S. obligations commercial[3]	—	4	—	—	—	—	4
Private-label residential	—	—	5	9	2	—	16
Total mortgage-backed securities	—	20,828	5	9	2	—	20,844
Non-mortgage-backed securities
U.S. obligations[3]	—	3,745	—	—	—	—	3,745
GSE and Tennessee Valley Authority obligations	—	3,359	—	—	—	—	3,359
State or local housing agency obligations	1,242	455	—	—	—	—	1,697
Other	449	102	—	—	—	—	551
Total non-mortgage-backed securities	1,691	7,661	—	—	—	—	9,352
Total investments[4]	$3,116	$28,941	$4,555	$4,604	$2	$—	$41,218

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Interest bearing deposits are rated AA because they are guaranteed by the FDIC up to $250,000.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

4	At December 31, 2016, twelve percent of our total investments were unsecured.

Our total investments decreased at December 31, 2017, when compared to December 31, 2016 due primarily to principal payments maturities of MBS and agency securities and fewer money market investments needed to manage our liquidity during the year.

At December 31, 2017 and 2016, we did not consider any of our investments to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Other-Than-Temporary Impairment.”

Mortgage-Backed Securities

We limit our investments in MBS to those guaranteed by the U.S. Government or issued by a GSE. Further, our ERMP prohibits new purchases of private-label MBS. We perform ongoing analysis on these investments to determine potential credit issues. At December 31, 2017 and 2016, we owned $18.5 billion and $20.8 billion of MBS, of which approximately 99.9 percent were guaranteed by the U.S. Government or issued by GSEs and 0.1 percent were private-label MBS at each period end.

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

The following tables show our derivative counterparty credit exposure (dollars in millions):

	December 31, 2017
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral and Variation Margin for Daily Settled Contracts	Cash Collateral Pledged To (From) Counterparty and Variation Margin for Daily Settled Contrcts[2]	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A5	$5	$—	$—	$—
Liability positions with credit exposure
Uncleared derivatives
A5	144	(2)	2	—
BBB	194	(17)	18	1
Cleared derivatives[2,3]	43,899	(322)	421	99
Total derivative positions with credit exposure to non-member counterparties	44,242	(341)	441	100
Member institutions[4,5]	18	—	—	—
Total	44,260	$(341)	$441	$100
Derivative positions without credit exposure	9,405
Total notional	$53,665

	December 31, 2016
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A	$94	$1	$—	$1
Liability positions with credit exposure
Uncleared derivatives
BBB	736	(8)	9	1
Cleared derivatives[3]	40,678	(374)	563	189
Total derivative positions with credit exposure to non-member counterparties	41,508	(381)	572	191
Member institutions[4,5]	49	—	—	—
Total	41,557	$(381)	$572	$191
Derivative positions without credit exposure	11,949
Total notional	$53,506

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Includes variation margin for daily settled contracts of $313 million at December 31, 2017.

3
Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing’s parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by Standard and Poor’s at December 31, 2017 and 2016.

4	Represents mortgage delivery commitments with our member institutions.

5	Net credit exposure is less than $1 million.

Operational Risk

We define operational risk as the risk of loss or harm from inadequate or failed processes, people, and/or systems, including those emanating from external sources such as cyber threats. Operational risk is inherent in all of our business activities, processes, and systems. Management has established policies and procedures to reduce the likelihood of operational risk and designed our annual risk assessment process to provide ongoing identification, measurement, and monitoring of operational risk. Due to the manual nature of many of our processes, our operational risk exposure is elevated. To mitigate this risk, we continue to focus on process and control improvements, system upgrades, and adding staff to lead and support critical business functions.

Operational risk includes the risk that cyber incidents could result in a failure or interruption of our business operations. We have not experienced any such disruption with a material adverse impact. However, we do rely heavily on internal and third-party information systems and other technology to conduct and manage our business and any disruptions to those items could have a material adverse impact on our financial condition and results of operations. We mitigate cybersecurity risk utilizing the concept of defense in depth, where multiple layers of security controls are implemented. Administrative, physical, and logical controls are in place for identifying, monitoring, and controlling system access, sensitive data, and system changes. In addition, we employ thorough security testing and training that includes regular third party facilitated penetration testing, as well as mandatory staff training on cyber risks. Given the importance of cybersecurity and ever-increasing sophistication of potential cyber-attacks, we expect to continue to strengthen our cyber-defenses.

As a result of the storm drain pipe break and water damage to our then headquarters on June 22, 2017, we utilized our back-up data center, and employees worked out of a business recovery center located in Urbandale, Iowa, additional leased space in downtown Des Moines, and remotely during June 23 through July 14 of this year. On July 17, 2017, we resumed use of our primary data center at our headquarters, which was not damaged. However, as a result of the water damage, the estimated time to complete repairs, and our plan to relocate our headquarters to a building in downtown Des Moines that we purchased in April of 2017, we terminated our lease with Wells Fargo Financial, an affiliate of Wells Fargo Bank effective September 30, 2017. We entered into a nine month lease agreement with Wells Fargo Financial effective September 30, 2017, to lease approximately 1,200 square feet of the former headquarters to support general business functions. In addition, in July and August 2017, we amended our lease at 666 Walnut St., Des Moines, Iowa to lease additional space for our temporary headquarters. We expect to remain at this location until our new headquarters located at 909 Locust St., Des Moines, Iowa is ready for occupancy, which is currently anticipated for late 2018. As a result of the storm drain pipe and transitioning employees to a temporary headquarters location, our operational risk profile was elevated. No known material disruptions in member services or material impacts to our financial condition and results of operations have been experienced due to the disruption.

Legal and Regulatory Compliance Risk

We define legal and regulatory compliance risk as the risk that may arise from unenforceable contracts, lawsuits, adverse judgments, or noncompliance with laws, rules, regulations and policies, resulting in legal, regulatory and reputational exposures. Our Legal and Operational Risk and Compliance departments are responsible for coordinating with the Bank’s various business units in connection with its identification, evaluation and mitigation of the Bank’s legal and regulatory compliance risks.

Strategic Risk

We define strategic risk as the risk of an adverse impact on our mission, financial condition, or current and future profitability resulting from external factors that may occur in both the short- and long-term. Strategic risk includes political, reputation, regulatory, and/or environmental factors, many of which are beyond our control. From time to time, proposals are made, or legislative and regulatory changes are considered, which could affect our cost of doing business or other aspects of our business. We mitigate strategic risk through strategic business planning and monitoring of our external environment. For additional information on some of the more important risks we face, refer to “Item 1A. Risk Factors.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk” and the sections referenced therein for quantitative and qualitative disclosures about market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Des Moines

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Des Moines (the “Bank”) as of December 31, 2017 and 2016, and the related statements of income, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Bank’s financial statements and on the Bank’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Bank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Certified Public Accountants
Fort Lauderdale, Florida
March 12, 2018

We have served as the Bank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)

	December 31,
	2017	2016
ASSETS
Cash and due from banks (Note 3)	$503	$223
Interest-bearing deposits	1	2
Securities purchased under agreements to resell	4,600	5,925
Federal funds sold	4,250	5,095
Investment securities
Trading securities (Note 4)	1,177	2,553
Available-for-sale securities (Note 5)	20,796	22,969
Held-to-maturity securities (fair value of $3,686 and $4,706) (Note 6)	3,628	4,674
Total investment securities	25,601	30,196
Advances (Note 8)	102,613	131,601
Mortgage loans held for portfolio, net of allowance for credit losses of $2 and $2 (Notes 9 and 10)	7,096	6,913
Loans to other FHLBanks	—	200
Accrued interest receivable	223	197
Derivative assets, net (Note 11)	100	191
Other assets	112	62
TOTAL ASSETS	$145,099	$180,605
LIABILITIES
Deposits (Note 12)
Interest-bearing	$1,013	$1,021
Non-interest-bearing	94	92
Total deposits	1,107	1,113
Consolidated obligations (Note 13)
Discount notes	36,682	80,947
Bonds	98,893	89,898
Total consolidated obligations	135,575	170,845
Borrowings from other FHLBanks	600	—
Mandatorily redeemable capital stock (Note 15)	385	664
Accrued interest payable	210	180
Affordable Housing Program payable (Note 14)	142	116
Derivative liabilities, net (Note 11)	6	76
Other liabilities	53	210
TOTAL LIABILITIES	138,078	173,204
Commitments and contingencies (Note 18)
CAPITAL (Note 15)
Capital stock - Class B putable ($100 par value); 51 and 59 issued and outstanding shares	5,068	5,917
Additional capital from merger	—	52
Retained earnings
Unrestricted	1,504	1,219
Restricted	335	231
Total retained earnings	1,839	1,450
Accumulated other comprehensive income (loss)	114	(18)
TOTAL CAPITAL	7,021	7,401
TOTAL LIABILITIES AND CAPITAL	$145,099	$180,605

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)

	For the Years Ended December 31,
	2017	2016	2015
INTEREST INCOME
Advances	1,587	868	313
Prepayment fees on advances, net	2	8	11
Interest-bearing deposits	2	3	1
Securities purchased under agreements to resell	42	19	7
Federal funds sold	72	21	5
Trading securities	44	50	36
Available-for-sale securities	368	246	163
Held-to-maturity securities	80	76	59
Mortgage loans held for portfolio	236	233	245
Total interest income	2,433	1,524	840
INTEREST EXPENSE
Consolidated obligations - Discount notes	521	414	106
Consolidated obligations - Bonds	1,239	639	414
Deposits	6	1	—
Mandatorily redeemable capital stock	17	21	3
Total interest expense	1,783	1,075	523
NET INTEREST INCOME	650	449	317
Provision (reversal) for credit losses on mortgage loans	—	3	2
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	650	446	315
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	1	3	(12)
Net gains (losses) on derivatives and hedging activities	12	7	(38)
Gains on litigation settlements, net	21	376	14
Other, net	18	10	6
Total other income (loss)	52	396	(30)
OTHER EXPENSE
Compensation and benefits	52	53	45
Contractual services	11	10	13
Professional fees	19	12	10
Merger related expenses	—	—	39
Other operating expenses	21	19	15
Federal Housing Finance Agency	10	8	7
Office of Finance	7	7	5
Other, net	4	9	3
Total other expense	124	118	137
NET INCOME BEFORE ASSESSMENTS	578	724	148
Affordable Housing Program assessments	60	75	15
Affordable Housing Program voluntary contributions	—	—	2
NET INCOME	$518	$649	$131

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	For the Years Ended December 31,
	2017	2016	2015
Net income	$518	$649	$131
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	132	68	(208)
Pension and postretirement benefits	—	(2)	1
Total other comprehensive income (loss)	132	66	(207)
TOTAL COMPREHENSIVE INCOME (LOSS)	$650	$715	$(76)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)

	Capital Stock Class A (putable)		Capital Stock Class B (putable)		Total Capital Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value
BALANCE, DECEMBER 31, 2014	—	$—	35	$3,469	35	$3,469
Comprehensive income (loss)	—	—	—	—	—	—
Proceeds from issuance of capital stock	—	—	36	3,664	36	3,664
Capital stock issued from merger	—	31	9	863	9	894
Repurchases/redemptions of capital stock	—	(31)	(34)	(3,354)	(34)	(3,385)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	1	72	1	72
Cash dividends on capital stock	—	—	—	—	—	—
BALANCE, DECEMBER 31, 2015	—	$—	47	$4,714	47	$4,714
Comprehensive income (loss)	—	—	—	—	—	—
Proceeds from issuance of capital stock	—	—	60	6,050	60	6,050
Repurchases/redemptions of capital stock	—	—	(41)	(4,105)	(41)	(4,105)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	(7)	(742)	(7)	(742)
Cash dividends on capital stock	—	—	—	—	—	—
BALANCE, DECEMBER 31, 2016	—	$—	59	$5,917	59	$5,917
Comprehensive income (loss)	—	—	—	—	—	—
Proceeds from issuance of capital stock	—	—	56	5,602	56	5,602
Repurchases/redemptions of capital stock	—	—	(64)	(6,407)	(64)	(6,407)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	(44)	—	(44)
Cash dividends on capital stock	—	—	—	—	—	—
BALANCE, DECEMBER 31, 2017	—	$—	51	$5,068	51	$5,068

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL (continued from previous page)
(dollars and shares in millions)

	Additional Capital from Merger	Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
		Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2014	$—	$645	$75	$720	$123	$4,312
Comprehensive income (loss)	—	105	26	131	(207)	(76)
Proceeds from issuance of capital stock	—	—	—	—	—	3,664
Capital stock issued from merger	—	—	—	—	—	894
Repurchases/redemptions of capital stock	—	—	—	—	—	(3,385)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	—	72
Additional capital from merger	246	—	—	—	—	246
Cash dividends on capital stock	(52)	(50)	—	(50)	—	(102)
BALANCE, DECEMBER 31, 2015	$194	$700	$101	$801	$(84)	$5,625
Comprehensive income (loss)	—	519	130	649	66	715
Proceeds from issuance of capital stock	—	—	—	—	—	6,050
Repurchases/redemptions of capital stock	—	—	—	—	—	(4,105)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	—	(742)
Cash dividends on capital stock	(142)	—	—	—	—	(142)
BALANCE, DECEMBER 31, 2016	$52	$1,219	$231	$1,450	$(18)	$7,401
Comprehensive income (loss)	—	414	104	518	132	650
Proceeds from issuance of capital stock	—	—	—	—	—	5,602
Repurchases/redemptions of capital stock	—	—	—	—	—	(6,407)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	—	(44)
Cash dividends on capital stock	(52)	(129)	—	(129)	—	(181)
BALANCE, DECEMBER 31, 2017	$—	$1,504	$335	$1,839	$114	$7,021

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)

	For the Years Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$518	$649	$131
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	26	48	57
Net (gains) losses on trading securities	(1)	(3)	12
Net change in derivatives and hedging activities	5	(88)	27
Other adjustments	5	(5)	1
Net change in:
Accrued interest receivable	(86)	(83)	(26)
Other assets	(6)	(3)	8
Accrued interest payable	30	61	(10)
Other liabilities	(7)	84	(11)
Total adjustments	(34)	11	58
Net cash provided by (used in) operating activities	484	660	189
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	91	(115)	17
Securities purchased under agreements to resell	1,325	850	(1,684)
Federal funds sold	845	(2,825)	(410)
Premises, software, and equipment	(33)	(8)	(9)
Loans to other FHLBanks	200	(200)	—
Cash transferred for merger	—	—	2,341
Trading securities
Proceeds from maturities of long-term	1,377	3,093	574
Purchases of long-term	—	(1,597)	(1,550)
Available-for-sale securities
Proceeds from sales and maturities of long-term	2,576	2,462	1,880
Purchases of long-term	(402)	(4,317)	(1,108)
Held-to-maturity securities
Proceeds from maturities of long-term	1,014	1,455	1,035
Purchases of long-term	—	(64)	(89)
Advances
Repaid	295,221	174,767	130,212
Originated or purchased	(266,362)	(217,392)	(145,151)
Mortgage loans held for portfolio
Principal collected	1,040	1,317	1,198
Originated or purchased	(1,245)	(1,509)	(802)
Proceeds from sales of foreclosed assets	9	13	14
Net cash provided by (used in) investing activities	35,656	(44,070)	(13,532)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)

	For the Years Ended December 31,
	2017	2016	2015
FINANCING ACTIVITIES
Net change in deposits	(2)	5	226
Borrowings from other FHLBanks	600	—	—
Net payments on derivative contracts with financing elements	(4)	(7)	(8)
Net proceeds from issuance of consolidated obligations
Discount notes	191,047	272,871	283,542
Bonds	67,555	98,684	20,139
Payments for maturing and retiring consolidated obligations
Discount notes	(235,329)	(290,948)	(254,806)
Bonds	(58,418)	(39,576)	(34,866)
Proceeds from issuance of capital stock	5,602	6,050	3,664
Payments for repurchases/redemptions of capital stock	(6,407)	(4,105)	(3,385)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(323)	(181)	(574)
Cash dividends paid	(181)	(142)	(102)
Net cash provided by (used in) financing activities	(35,860)	42,651	13,830
Net increase (decrease) in cash and due from banks	280	(759)	487
Cash and due from banks at beginning of the period	223	982	495
Cash and due from banks at end of the period	$503	$223	$982

SUPPLEMENTAL DISCLOSURES
Cash transactions:
Interest paid	$2,394	$1,675	$1,159
Affordable Housing Program payments	34	21	13
Non-cash transactions:
Capitalized interest on reverse mortgage investment securities	60	29	15
Mortgage loan charge-offs	1	3	6
Transfers of mortgage loans to other assets	6	7	8
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	44	742	(72)
Capital stock issued from merger	—	—	894
Assets acquired (liabilities assumed) from merger:
Trading securities	—	—	551
Available-for-sale securities	—	—	9,825
Held-to-maturity securities	—	—	5,829
Advances	—	—	9,191
Mortgage loans held for portfolio	—	—	615
Accrued interest receivable	—	—	47
Premises, software, and equipment	—	—	3
Derivative assets	—	—	40
Other assets	—	—	22
Deposits	—	—	(371)
Consolidated obligation discount notes	—	—	(12,449)
Consolidated obligation bonds	—	—	(13,613)
Mandatorily redeemable capital stock	—	—	(725)
Accrued interest payable	—	—	(38)
Affordable Housing Program payable	—	—	(17)
Derivative liabilities	—	—	(74)
Other liabilities	—	—	(37)

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

The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by enhancing the availability of funds for residential mortgages and targeted community development. The Bank provides a readily available source of funding and liquidity to its member institutions and eligible housing associates in Alaska, Hawaii, Idaho, Iowa, Minnesota, Missouri, Montana, North Dakota, Oregon, South Dakota, Utah, Washington, Wyoming, and the U.S. Pacific territories of American Samoa, Guam, and the Commonwealth of the Northern Mariana Islands. Commercial banks, savings institutions, credit unions, insurance companies, and community development financial institutions (CDFIs) may apply for membership. State and local housing associates that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not permitted to hold capital stock.

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

FHLB Des Moines Headquarters. On June 22, 2017, a storm pipe broke at the Bank’s then headquarters causing significant water damage to the Bank’s office space and rendering it uninhabitable. From June 23 through July 14 of this year, the Bank utilized its back-up data center, and employees worked out of a business recovery center located in Urbandale, Iowa, additional leased space in downtown Des Moines, and remotely. On July 17, 2017, the Bank resumed use of its primary data center at its headquarters, which was not damaged. However, as a result of the water damage, the estimated time to complete repairs, and the Bank’s plan to relocate its headquarters to a building in downtown Des Moines that it purchased in April of 2017, the Bank terminated its lease with Wells Fargo Financial, an affiliate of Wells Fargo Bank effective September 30, 2017. The Bank entered into a nine month lease agreement with Wells Fargo Financial effective September 30, 2017, to lease approximately 1,200 square feet of the former headquarters to support general business functions. In addition, in July and August 2017, the Bank amended the Bank’s lease at 666 Walnut St., Des Moines, Iowa to lease additional space for the Bank’s temporary headquarters. The Bank expects to remain at this location until its future headquarters located at 909 Locust St., Des Moines, Iowa is ready for occupancy, which is currently anticipated for late 2018. Through the date of this filing, there have been no material disruptions to the Bank’s operations or to its ability to serve its members.

The Bank incurred immaterial expenses related to damages caused by the storm drain break during 2017 primarily related to the write-off of equipment and lease costs related to back-up office space. The Bank anticipates that insurance, less applicable deductibles, will cover the majority of the costs incurred to maintain operations and repair or replace damaged Bank property and assets.

Merger. The Bank completed the merger with the Federal Home Loan Bank of Seattle (Seattle Bank) (the Merger) on May 31, 2015 (merger date). The Merger had a significant impact on all aspects of the Bank’s financial condition, result of operations, and cash flows. As a result, financial results for the periods after the Merger are not directly comparable to results for periods prior to the Merger.

The following unaudited pro forma information has been prepared by adjusting the Bank’s historical data to give effect to the Merger as if it had occurred on January 1, 2014 (dollars in millions):

For the Year Ended
December 31, 2015
Interest income	$970
Net income	$140

The unaudited pro forma information was prepared in accordance with the acquisition method of accounting for mutual entities under existing standards and is not necessarily indicative of the results of operations that would have occurred if the Merger had been completed on the date indicated, nor is it indicative of the future operating results of the Bank.

SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these estimates include the fair value of derivatives and certain investment securities that are reported at fair value on the Statements of Condition, and the allowance for credit losses on mortgage loans. Actual results could significantly differ from these estimates.

Fair Value. The fair value amounts, recorded in the Bank’s Statements of Condition and presented in the footnote disclosures, have been determined by the Bank using available market information and management’s best judgment of appropriate valuation methods. Although management uses its best judgment in estimating the fair value of financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See “Note 17 — Fair Value” for more information.
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

Consideration transferred includes (i) equity interests of the Bank (i.e. par value of capital stock exchanged on a one-for-one basis for Seattle capital stock outstanding) and (ii) member interests in the Bank (i.e. the post-merger interest of Seattle members in the Bank, including the proportionate interest in the liquidation value of the Bank). Consideration transferred is recognized by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion being reflected in a capital account captioned “Additional capital from merger.” Acquisition-related costs are expensed as incurred.

Financial Instruments Meeting Netting Requirements

The Bank has certain financial instruments, including derivative instruments and securities purchased under agreements to resell, that may be presented on a net basis when there is a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). The Bank has elected to offset its derivative instruments, related cash collateral, including initial margin pledged, and associated accrued interest when it has met the netting requirements.

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

At December 31, 2017 and 2016, the Bank had $5 billion and $6 billion in securities purchased under agreements to resell. Based on the fair value of the related collateral held, the Bank’s securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at December 31, 2017 and 2016.
Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold
Interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold provide short-term liquidity and are carried at cost. Interest-bearing deposits include deposits held with banks or counterparties that do not meet the definition of a security. The Bank treats securities purchased under agreements to resell as short-term secured investments. These secured investments are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty must either place an equivalent amount of additional securities in safekeeping in the name of the Bank or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will be decreased accordingly. Federal funds sold consist of short-term, unsecured loans generally transacted with counterparties that are considered by the Bank to be of investment quality.

Investment Securities
The Bank classifies investment securities as trading, available-for-sale (AFS), and held-to-maturity (HTM) at the date of acquisition. Purchases and sales of investment securities are recorded on a trade date basis. The Bank records interest on investment securities to interest income as earned. The Bank amortizes/accretes premiums and discounts on AFS and HTM investment securities to income using the contractual level-yield method (level-yield method). In addition, the Bank uses this method to amortize/accrete fair value hedging adjustments. The level-yield method recognizes the income effects of these adjustments over the contractual life of the securities based on the actual behavior of the underlying assets, including adjustments for actual prepayment activities, and reflects the contractual terms of the securities without regard to changes in estimated prepayments based on assumptions about future borrower behavior. The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income (loss).
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
Available-for-Sale. Securities that are not classified as trading or HTM are classified as AFS and carried at fair value. The Bank records changes in the fair value of these securities through accumulated other comprehensive income (loss) (AOCI) as “Net unrealized gains (losses) on available-for-sale securities.” For AFS securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in the fair value of the security related to the risk being hedged together with the related change in fair value of the derivative through other income (loss) as “Net gains (losses) on derivatives and hedging activities.” The Bank records the remainder of the change in fair value through AOCI as “Net unrealized gains (losses) on available-for-sale securities.”
Held-to-Maturity. Securities that the Bank has both the ability and intent to hold to maturity are classified as HTM and carried at amortized cost, which represents the amount at which an investment is acquired, adjusted for periodic principal repayments, amortization of premiums, and accretion of discounts.
Certain changes in circumstances may cause the Bank to change its intent to hold a security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a HTM security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, non-recurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer an HTM security without necessarily calling into question its intent to hold other debt securities to maturity. In addition, the sale of a debt security that meets either of the following two conditions would not be considered inconsistent with the original classification of that security: (i) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value or (ii) the sale occurs after the Bank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on the debt security payable in equal installments (both principal and interest) over its term.
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

Recognition of OTTI. If either of the first two conditions is met, the Bank recognizes an OTTI charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the reporting date. If neither of the first two conditions is met, the Bank performs an analysis to determine if it will recover the entire amortized cost basis of the debt security, which includes a cash flow analysis for private-label mortgage-backed securities (MBS). The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors is recognized in AOCI. The credit loss on a debt security is limited to the amount of that security’s unrealized losses. The total OTTI is presented in the Statements of Income with an offset for the amount of the non-credit portion of OTTI that is recognized in AOCI, if applicable. See “Note 7 — Other-Than-Temporary Impairment” for additional information.
Variable Interest Entities
The Bank has determined its investments in private-label MBS to be variable interest entities (VIEs). These securities are classified as HTM in the Bank’s Statements of Condition. The Bank has no liabilities related to these VIEs. The maximum loss exposure for these VIEs is limited to the Bank’s investments in the VIEs.

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

Prepayment Fees. The Bank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity. For advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. The Bank records prepayment fees or credits net of fair value hedging adjustments as “Prepayment fees on advances, net” in the interest income section of the Statements of Income, unless modification accounting, discussed further below, is met.

Advance Modifications. In cases in which the Bank funds a new advance to a borrower concurrently with or within a short period of time before or after the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. The Bank compares the present value of cash flows on the new advance to the present value of cash flows remaining on the existing advance. If there is at least a ten percent difference in the present value of the cash flows or if the Bank concludes the difference between the advances is more than minor based on a qualitative assessment of the modifications made to the original contractual terms, then the advance is accounted for as a new advance and all prepayment fees or credits net of fair value hedging adjustments are recognized immediately as “Prepayment fees on advances, net” in the interest income section of the Statements of Income. In all other instances, the advance is accounted for as a modification.

When a new advance qualifies as a modification of an existing advance, any prepayment fee, net of fair value hedging adjustments on the prepaid advance is deferred, recorded in the basis of the modified advance, and amortized over the contractual life of the modified advance using a level-yield methodology to advance interest income.

Mortgage Loans Held for Portfolio
The Bank classifies mortgage loans that it has the intent and ability to hold for the foreseeable future, or until maturity or payoff, as held for portfolio. Accordingly, these mortgage loans are reported net of premiums, discounts, basis adjustments from mortgage loan delivery commitments, and the allowance for credit losses. The Bank records interest on mortgage loans to interest income as earned. The Bank amortizes/accretes premiums, discounts, and basis adjustments on mortgage loan delivery commitments to income using the level-yield method over the contractual life of the mortgage loans.

Other Fees. The Bank may receive other non-origination fees, such as delivery commitment extension fees, pair-off fees, and price adjustment fees. Delivery commitment extension fees are received when a PFI requests to extend the delivery commitment period beyond the original stated expiration. These fees compensate the Bank for the cost of lengthening the interest rate commitment beyond what was originally agreed to and lost interest as a result of late funding and are recorded in other income (loss). Pair-off fees are received when the amount funded is less than a specific percentage of the delivery commitment amount, including when there is no funding on the delivery commitment. These fees are also recorded in other income (loss). Price adjustment fees are received when the amount funded is greater than a specified percentage of the delivery commitment amount. These fees are recorded as a part of the carrying value of the loan.

Allowance for Credit Losses

An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment to provide for probable losses inherent in the Bank’s portfolio of financing receivables as of the reporting date. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. See “Note 10 — Allowance for Credit Losses” for details on each of the Bank’s allowance methodologies.

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

Troubled Debt Restructurings. The Bank considers a troubled debt restructuring (TDR) to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been considered otherwise. The Bank’s TDRs include loans granted under its loan modification plans and loans discharged under Chapter 7 bankruptcy that have not been reaffirmed by the borrower. The Bank does not consider government-insured mortgage loans to be TDRs due to the U.S. Government guarantee or insurance on the loan and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. The Bank places all TDRs on non-accrual status at the time of modification.

Impairment Methodology. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank considers all TDRs and collateral-dependent loans to be impaired. Collateral-dependent loans are loans in which repayment is expected to be provided solely by the sale of the underlying collateral. The Bank’s collateral-dependent loans include loans in process of foreclosure, loans 180 days or more past due, and bankruptcy loans and TDRs 60 days or more past due. The Bank measures impairment of collateral-dependent loans based on the estimated fair value of the underlying collateral, which is determined using property values, less selling costs and expected proceeds from primary mortgage insurance (PMI). The Bank generally measures impairment of TDRs based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Interest income on impaired loans is recognized in the same manner as non-accrual loans noted above.

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

Loans to/from Other FHLBanks

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
The Bank utilizes one Derivative Clearing Organization (Clearinghouse), CME Clearing, for all cleared derivative transactions. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook, changing the legal characterization of variation margin payments to be daily settlement payments, which are a component of the derivative fair value, rather than collateral. Initial margin is considered cash collateral.

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

•
an economic hedge to manage certain defined risks in the Bank’s Statements of Condition (economic hedge). These hedges are primarily used to: (i) manage mismatches between the coupon features of the Bank’s assets and liabilities, (ii) offset prepayment risk in certain assets, (iii) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted by accounting guidance, or (iv) to reduce exposure to reset risk.

Accounting for Fair Value Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the fair value hedging relationship and an expectation to be highly effective, they qualify for fair value hedge accounting and the changes in fair value of derivatives along with the offsetting changes in fair value of the hedged items attributable to the hedged risk are recorded in other income (loss) as “Net gains (losses) on derivatives and hedging activities.” The amount by which the change in fair value of the derivative differs from the change in fair value of the hedged item is known as hedge ineffectiveness. Two approaches to fair value hedge accounting include:

•
Long-haul hedge accounting. The application of long-haul hedge accounting requires the Bank to formally assess (both at the hedge’s inception and at least quarterly) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items due to benchmark interest rate changes and whether those derivatives are expected to remain highly effective in future periods. The Bank uses regression analyses to assess the effectiveness of its long-haul hedges.

•
Short-cut hedge accounting. Transactions that meet certain criteria qualify for short-cut hedge accounting in which an assumption can be made that the change in fair value of a hedged item due to changes in the benchmark interest rate exactly offsets the change in fair value of the related derivative. Under the short-cut method, the entire change in fair value of the interest rate swap is considered to be highly effective at achieving offsetting changes in fair value of the hedged asset or liability.

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
Premises, Software, and Equipment
The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization and computes depreciation and amortization using the straight-line method over the estimated useful lives of assets, which range from approximately one to 40 years. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank may capitalize improvements and major renewals but expenses ordinary maintenance and repairs when incurred. The Bank includes gains and losses on the disposal of premises, software, and equipment in other income (loss).
Accumulated Depreciation and Amortization. At December 31, 2017 and 2016, accumulated depreciation and amortization related to premises, software, and equipment was $23 million and $21 million.
Depreciation and Amortization Expense. At December 31, 2017, 2016, and 2015, depreciation and amortization expense for premises, software, and equipment was $6 million, $5 million, and $3 million.
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

Additional Capital from Merger

The Bank recognized the net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a capital account captioned “Additional capital from merger.” The Bank treated this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends on capital stock were paid from this account following the Merger until the balance was depleted by the first quarter dividend payment in May 2017.
Restricted Retained Earnings
The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of each FHLBank over time. Under the JCE Agreement, each FHLBank allocates 20 percent of its quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately in the Statements of Condition.
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
Finance Agency Expenses
The FHLBanks are assessed for a portion of the costs of operating the Finance Agency. Each FHLBank is required to pay their pro-rata share of the annual assessment based on the ratio between each FHLBank’s minimum required regulatory capital and the minimum required regulatory capital of all FHLBanks.
Office of Finance Expenses
The Bank is assessed for a portion of the costs of operating the Office of Finance. The Office of Finance allocates its operating and capital expenditures to the FHLBanks as follows: (i) two-thirds based on each FHLBank’s share of total consolidated obligations outstanding and (ii) one-third based upon an equal pro-rata allocation.
Assessments
The FHLBank Act requires each FHLBank to establish and fund an Affordable Housing Program (AHP), which provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low to moderate income households. Annually, the FHLBanks must set aside for the AHP the greater of ten percent of their current year net earnings or their pro-rata share of an aggregate $100 million to be contributed in total by the FHLBanks. For purposes of the AHP assessment, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock. In addition to the required AHP assessment, the Bank’s Board of Directors may elect to make voluntary contributions to the AHP.

Note 2 — Recently Adopted and Issued Accounting Guidance

ADOPTED ACCOUNTING GUIDANCE

Contingent Put and Call Options in Debt Instruments (ASU 2016-06)

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
ISSUED ACCOUNTING GUIDANCE
Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12)

On August 28, 2017, the FASB issued amended guidance to improve the financial reporting of hedging relationship to better portray the economic results of an entity’s risk management activities in its financial statements. This guidance requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line that is used to present the earnings effect of the hedged item. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness must be recorded in other comprehensive income (OCI). In addition, the amendments include certain targeted improvements to the assessment of hedge effectiveness and permit, among other things, the following:

•	Measurement of the change in fair value of the hedged item on the basis of the benchmark rate component of the contractual coupon cash flows determined at hedge inception.

•	Measurement of the hedged item in a partial-term fair value hedge of interest-rate risk by assuming the hedged item has a term that reflects only the designated cash flows being hedged.

•
Consideration only of how changes in the benchmark interest rate affect a decision to settle a prepayable instrument before its scheduled maturity in calculating the change in the fair value of the hedged item attributable to interest-rate risk.

•
For a cash flow hedge of interest-rate risk of a variable-rate financial instrument, an entity could designate as the hedged risk the variability in cash flows attributable to the contractually specified interest-rate.

This guidance becomes effective for the Bank for interim and annual periods beginning on January 1, 2019, and early adoption is permitted. For all cash flow hedges existing on the date of adoption, this guidance should be applied through a cumulative-effect adjustment to AOCI with a corresponding adjustment to retained earnings as of the beginning of the year of adoption. The amended presentation and disclosure guidance is required only prospectively. The Bank does not intend to adopt this guidance early. The Bank is in the process of evaluating this guidance, and its effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.

Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08)

On March 30, 2017, the FASB issued guidance to shorten the amortization period for certain purchased callable debt securities held at a premium. Specifically, this guidance requires the premium to be amortized to the earliest call date. This guidance does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2019, and early adoption is permitted. This guidance should be applied using a modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Bank does not intend to adopt this guidance early. The Bank is in the process of evaluating this guidance, and its effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07)

On March 10, 2017, the FASB issued amended guidance that requires an employer to disaggregate the service cost component from the other components of net periodic pension cost and net periodic postretirement benefit cost (net benefit cost). The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2018 and was adopted retrospectively. The adoption of this guidance did not have a material effect on the Bank’s financial condition, result of operations, or cash flows.

Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15)

On August 26, 2016, the FASB issued amendments to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. This guidance is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2018 and was adopted retrospectively. The adoption of this guidance did not have an effect on the Bank’s financial condition, results of operations, or cash flows.

Measurement of Credit Losses on Financial Instruments (ASU 2016-13)

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

•
Entities to determine the allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (PCD) that are measured at amortized cost in a similar manner to other financial assets measured at amortized cost. The initial allowance for credit losses is required to be added to the purchase price of the assets acquired.

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

This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2020. Early application is permitted as of the interim and annual reporting periods beginning after December 15, 2018. This guidance should be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In addition, entities are required to use a prospective transition approach for PCD assets upon adoption and for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Bank does not intend to adopt the new guidance early. While the Bank is in the process of evaluating this guidance, the Bank expects the adoption of the guidance may result in an increase in the allowance for credit losses and a corresponding expense, including an allowance for debt securities given the requirement to assess losses for the entire estimated life of the financial asset. The effect on the Bank’s financial condition, results of operations, and cash flows will depend upon the composition of financial assets held by the Bank at the adoption date as well as the economic conditions and forecasts at that time.

Leases (ASU 2016-02)

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

Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01)

On January 5, 2016, the FASB issued amended guidance on certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance includes, but is not limited to, the following:

•	Requires equity investments (with certain exceptions) to be measured at fair value with changes in fair value recognized in income.

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

This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2018 and was adopted using the modified retrospective approach. The adoption of this guidance will affect the Bank’s disclosures in future filings. However, the guidance did not have any effect on the Bank’s financial condition, results of operations, or cash flows.

Revenue from Contracts with Customers (ASU 2014-09)

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

On August 12, 2015, the FASB issued an amendment to defer the effective date of this guidance issued in May 2014 by one year. In 2016, the FASB issued additional amendments to clarify certain aspects of the new revenue guidance. However, these amendments did not change the core principle in the new revenue standard.

This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2018 and was adopted retrospectively. Given that the majority of the Bank’s financial instruments and other contractual rights that generate revenue are covered by other U.S. GAAP, the effect of this guidance on the Bank’s financial condition, results of operations, and cash flows was not material.

Note 3 — Cash and Due from Banks

Cash and due from banks includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank.
COMPENSATING BALANCES
The Bank maintains collected cash balances with commercial banks in return for certain services. These arrangements contain no legal restrictions on the withdrawal of funds. Average collected cash balances were $139 million and $148 million for the years ended December 31, 2017 and 2016.

PASS-THROUGH DEPOSIT RESERVES

The Bank acts as a pass-through correspondent for certain member institutions required to deposit reserves with the Federal Reserve Bank of Chicago. At December 31, 2017 and 2016, pass-through deposit reserves amounted to $26 million and $9 million.

Note 4 — Trading Securities

MAJOR SECURITY TYPES

Trading securities were as follows (dollars in millions):

	December 31,
	2017	2016
Non-mortgage-backed securities
U.S. obligations[1]	$197	$216
GSE and Tennessee Valley Authority obligations	260	1,611
Other[2]	272	273
Total non-mortgage-backed securities	729	2,100
Mortgage-backed securities
GSE multifamily	448	453
Total fair value	$1,177	$2,553

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Consists of taxable municipal bonds.

NET GAINS (LOSSES) ON TRADING SECURITIES

The Bank did not sell any trading securities during the years ended December 31, 2017, 2016, and 2015. During the year ended December 31, 2017, the Bank recorded net holding gains of $1 million on its trading securities compared to net holding gains of $3 million and net holding losses of $12 million for the same periods in 2016 and 2015.

Note 5 — Available-for-Sale Securities

MAJOR SECURITY TYPES

AFS securities were as follows (dollars in millions):

	December 31, 2017
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
U.S. obligations[2]	$3,096	$8	$(5)	$3,099
GSE and Tennessee Valley Authority obligations	1,197	39	—	1,236
State or local housing agency obligations	935	—	(1)	934
Other[3]	269	9	—	278
Total non-mortgage-backed securities	5,497	56	(6)	5,547
Mortgage-backed securities
U.S. obligations single-family2	3,716	11	(1)	3,726
GSE single-family	983	7	(2)	988
GSE multifamily	10,482	57	(4)	10,535
Total mortgage-backed securities	15,181	75	(7)	15,249
Total	$20,678	$131	$(13)	$20,796

	December 31, 2016
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
U.S. obligations[2]	$3,537	$5	$(13)	$3,529
GSE and Tennessee Valley Authority obligations	1,341	11	(1)	1,351
State or local housing agency obligations	1,010	—	(1)	1,009
Other[3]	272	6	—	278
Total non-mortgage-backed securities	6,160	22	(15)	6,167
Mortgage-backed securities
U.S. obligations single-family2	3,852	2	(16)	3,838
GSE single-family	1,257	7	(3)	1,261
GSE multifamily	11,714	30	(41)	11,703
Total mortgage-backed securities	16,823	39	(60)	16,802
Total	$22,983	$61	$(75)	$22,969

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	Consists of taxable municipal bonds and/or Private Export Funding Corporation (PEFCO) bonds.

UNREALIZED LOSSES

The following tables summarize AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
U.S. obligations[1]	$29	$—	$1,783	$(5)	$1,812	$(5)
State or local housing agency obligations	6	—	655	(1)	661	(1)
Total non-mortgage-backed securities	35	—	2,438	(6)	2,473	(6)
Mortgage-backed securities
U.S. obligations single-family[1]	111	—	887	(1)	998	(1)
GSE single-family	222	(2)	53	—	275	(2)
GSE multifamily	224	(1)	1,756	(3)	1,980	(4)
Total mortgage-backed securities	557	(3)	2,696	(4)	3,253	(7)
Total	$592	$(3)	$5,134	$(10)	$5,726	$(13)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
U.S. obligations[1]	$209	$—	$2,972	$(12)	$3,181	$(12)
GSE and Tennessee Valley Authority obligations	—	—	126	(1)	126	(1)
State or local housing agency obligations	354	(1)	395	(1)	749	(2)
Total non-mortgage-backed securities	563	(1)	3,493	(14)	4,056	(15)
Mortgage-backed securities
U.S. obligations single-family[1]	1,123	(2)	2,076	(14)	3,199	(16)
GSE single-family	545	(3)	32	—	577	(3)
GSE multifamily	2,713	(6)	6,315	(35)	9,028	(41)
Total mortgage-backed securities	4,381	(11)	8,423	(49)	12,804	(60)
Total	$4,944	$(12)	$11,916	$(63)	$16,860	$(75)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31, 2017		December 31, 2016
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$158	$159	$133	$134
Due after one year through five years	750	755	489	496
Due after five years through ten years	3,574	3,583	4,452	4,447
Due after ten years	1,015	1,050	1,086	1,090
Total non-mortgage-backed securities	5,497	5,547	6,160	6,167
Mortgage-backed securities	15,181	15,249	16,823	16,802
Total	$20,678	$20,796	$22,983	$22,969

NET GAINS (LOSSES) FROM SALE OF AFS SECURITIES

During the years ended December 31, 2017, and 2015 the Bank did not sell any AFS securities. During the year ended December 31, 2016, the Bank received $287 million in proceeds from the sale of an AFS security and recognized gross gains of less than $1 million.

Note 6 — Held-to-Maturity Securities

MAJOR SECURITY TYPES

HTM securities were as follows (dollars in millions):

	December 31, 2017
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$393	$65	$—	$458
State or local housing agency obligations	454	2	(2)	454
Total non-mortgage-backed securities	847	67	(2)	912
Mortgage-backed securities
U.S. obligations single-family[2]	15	—	—	15
U.S. obligations commercial[2]	2	—	—	2
GSE single-family	2,752	7	(14)	2,745
Private-label residential	12	—	—	12
Total mortgage-backed securities	2,781	7	(14)	2,774
Total	$3,628	$74	$(16)	$3,686

	December 31, 2016
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$397	$60	$(1)	$456
State or local housing agency obligations	688	1	(11)	678
Total non-mortgage-backed securities	1,085	61	(12)	1,134
Mortgage-backed securities
U.S. obligations single-family[2]	26	—	—	26
U.S. obligations commercial[2]	4	—	—	4
GSE single-family	3,543	4	(20)	3,527
Private-label residential	16	—	(1)	15
Total mortgage-backed securities	3,589	4	(21)	3,572
Total	$4,674	$65	$(33)	$4,706

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

UNREALIZED LOSSES

The following tables summarize HTM securities with unrealized losses by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage backed securities
State or local housing agency obligations	2	—	168	(2)	170	(2)
Total non-mortgage backed securities	2	—	168	(2)	170	(2)
Mortgage-backed securities
U.S. obligations single-family[1]	7	—	1	—	8	—
U.S. obligations commercial[1]	1	—	1	—	2	—
GSE single-family	42	—	1,427	(14)	1,469	(14)
Private-label residential	—	—	8	—	8	—
Total mortgage-backed securities	50	—	1,437	(14)	1,487	(14)
Total	$52	$—	$1,605	$(16)	$1,657	$(16)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage backed securities
GSE and Tennessee Valley Authority obligations	$73	$(1)	$—	$—	$73	$(1)
State or local housing agency obligations	291	(11)	10	—	301	(11)
Total non-mortgage backed securities	364	(12)	10	—	374	(12)
Mortgage-backed securities
U.S. obligations single-family[1]	12	—	—	—	12	—
U.S. obligations commercial[1]	—	—	3	—	3	—
GSE single-family	1,918	(15)	1,224	(5)	3,142	(20)
Private-label residential	5	—	10	(1)	15	(1)
Total mortgage-backed securities	1,935	(15)	1,237	(6)	3,172	(21)
Total	$2,299	$(27)	$1,247	$(6)	$3,546	$(33)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31, 2017		December 31, 2016
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$20	$20	$11	$11
Due after one year through five years	72	72	62	62
Due after five years through ten years	344	376	367	399
Due after ten years	411	444	645	662
Total non-mortgage-backed securities	847	912	1,085	1,134
Mortgage-backed securities	2,781	2,774	3,589	3,572
Total	$3,628	$3,686	$4,674	$4,706

Note 7 — Other-Than-Temporary Impairment

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. As part of its evaluation of securities for OTTI, the Bank considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank will recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, the Bank performs analyses to determine if any of these securities are other-than-temporarily impaired. The analysis of the Bank’s AFS and HTM investment securities in an unrealized loss position at December 31, 2017 is discussed below:

•
U.S. obligations and GSE and Tennessee Valley Authority securities. The unrealized losses were due primarily to changes in interest rates and credit spreads, and not to a significant deterioration in the fundamental credit quality of the obligations. The strength of the issuers’ guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. The Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at December 31, 2017.

•
State or local housing agency obligations. The unrealized losses were due to changes in interest rates, credit spreads, and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligations. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at December 31, 2017.

•
Private-label residential mortgage-backed securities. On a quarterly basis, the Bank engages other designated FHLBanks to perform cash flow analyses on its private-label MBS. As of December 31, 2017, the Bank compared the present value of cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At December 31, 2017, the Bank’s cash flow analyses for private-label MBS did not project any credit losses. Even under an adverse scenario that delays recovery of the housing price index, no credit losses were projected. The Bank does not intend to sell its private-label MBS and it is not more likely than not that the Bank will be required to see its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at December 31, 2017.

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

CONTRACTUAL MATURITY

The following table summarizes the Bank’s advances outstanding by contractual maturity (dollars in millions):

	December 31, 2017		December 31, 2016
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$1	3.63%	$1	3.81%
Due in one year or less	45,310	1.62	22,532	1.13
Due after one year through two years	17,094	1.79	29,791	1.12
Due after two years through three years	14,222	1.64	30,023	0.98
Due after three years through four years	17,561	1.79	17,615	1.00
Due after four years through five years	3,089	1.91	17,197	1.11
Thereafter	5,401	2.28	14,378	1.11
Total par value	102,678	1.73%	131,537	1.07%
Premiums	53		83
Discounts	(12)		(7)
Fair value hedging adjustments	(106)		(12)
Total	$102,613		$131,601

The following table summarizes advances by year of contractual maturity or next call date for callable advances, and by year of contractual maturity or next put date for putable advances (dollars in millions):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	2017	2016	2017	2016
Overdrawn demand deposit accounts	$1	$1	$1	$1
Due in one year or less	69,971	93,471	45,372	23,532
Due after one year through two years	16,539	9,978	17,094	28,983
Due after two years through three years	3,809	15,515	14,222	30,023
Due after three years through four years	8,511	2,734	17,520	17,615
Due after four years through five years	1,276	7,670	3,073	17,026
Thereafter	2,571	2,168	5,396	14,357
Total par value	$102,678	$131,537	$102,678	$131,537

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2017 and 2016, the Bank had callable advances outstanding totaling $27.0 billion and $78.5 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise date. Generally these put options are exercised when interest rates increase relative to contractual rates. At December 31, 2017 and 2016, the Bank had putable advances outstanding totaling $0.4 billion and $1.9 billion.

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

The following table summarizes the Bank’s prepayment fees on advances, net (dollars in millions):

	For the Years Ended December 31,
	2017	2016	2015
Prepayment fee income	$3	$16	$23
Fair value hedging adjustments[1]	(1)	(8)	(12)
Prepayment fees on advances, net	$2	$8	$11

1	Represents the amortization/accretion of fair value hedging adjustments on closed advance hedge relationships resulting from advance prepayments.

CREDIT RISK EXPOSURE AND SECURITY TERMS

The Bank’s potential credit risk from advances is concentrated in commercial bank, savings institutions, and insurance companies. At December 31, 2017 and 2016, the Bank had outstanding advances of $46 billion and $77 billion to one member that individually held 10 percent or more of the Bank’s advances, which represents 45 percent and 59 percent of total outstanding advances. For information related to the Bank’s credit risk exposure on advances, refer to “Note 10 — Allowance for Credit Losses.”

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

The following tables present information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	December 31, 2017
	MPF	MPP	Total
Fixed rate, long-term single-family mortgage loans	$5,683	$315	$5,998
Fixed rate, medium-term[1] single-family mortgage loans	1,002	1	1,003
Total unpaid principal balance	6,685	316	7,001
Premiums	88	10	98
Discounts	(6)	—	(6)
Basis adjustments from mortgage loan commitments	5	—	5
Total mortgage loans held for portfolio	$6,772	$326	$7,098
Allowance for credit losses	(2)	—	(2)
Total mortgage loans held for portfolio, net	$6,770	$326	$7,096

	December 31, 2016
	MPF	MPP	Total
Fixed rate, long-term single-family mortgage loans	$5,272	$397	$5,669
Fixed rate, medium-term[1] single-family mortgage loans	1,148	6	1,154
Total unpaid principal balance	6,420	403	6,823
Premiums	82	14	96
Discounts	(8)	(1)	(9)
Basis adjustments from mortgage loan commitments	5	—	5
Total mortgage loans held for portfolio	$6,499	$416	$6,915
Allowance for credit losses	(2)	—	(2)
Total mortgage loans held for portfolio, net	$6,497	$416	$6,913

1	Medium-term is defined as a term of 15 years or less.

The following tables present the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	December 31, 2017
	MPF	MPP	Total
Conventional mortgage loans	$6,188	$284	$6,472
Government-insured mortgage loans	497	32	529
Total unpaid principal balance	$6,685	$316	$7,001

	December 31, 2016
	MPF	MPP	Total
Conventional mortgage loans	$5,907	$361	$6,268
Government-insured mortgage loans	513	42	555
Total unpaid principal balance	$6,420	$403	$6,823

For information related to the Bank’s credit risk exposure on mortgage loans held for portfolio, refer to “Note 10 — Allowance for Credit Losses.”

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

CREDIT PRODUCTS

The Bank manages its credit exposure to credit products through an approach that includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower’s financial condition in conjunction with the Bank’s collateral and lending policies to limit risk of loss while balancing borrowers’ needs for a reliable source of funding. In addition, the Bank lends to eligible borrowers in accordance with the FHLBank Act, Finance Agency regulations, and other applicable laws.

The Bank is required by regulation to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each borrower’s credit products is calculated by applying collateral discounts, or haircuts, to the unpaid principal balance or market value, if available, of the collateral. Eligible collateral includes (i) fully disbursed whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Government National Mortgage Association and Federal Family Education Loan Program guaranteed student loans, (iii) cash deposited with the Bank, and (iv) other real estate-related collateral acceptable to the Bank provided such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. In addition, community financial institutions may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that the Bank has a lien on each member’s capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can also require additional or substitute collateral to protect its security interest. The Bank periodically evaluates and makes changes to its collateral guidelines and collateral haircuts.

Borrowers may pledge collateral to the Bank by executing a blanket pledge agreement, specifically assigning collateral, or placing physical possession of collateral with the Bank or its custodians. The Bank perfects its security interest in all pledged collateral by filing Uniform Commercial Code financing statements or by taking possession or control of the collateral. Under the FHLBank Act, any security interest granted to the Bank by its members, or any affiliates of its members, has priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), unless those claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that have perfected security interests.
Under a blanket pledge agreement, the Bank is granted a security interest in all financial assets of the borrower to fully secure the borrower’s obligation. Other than securities and cash deposits, the Bank does not initially take delivery of collateral from blanket agreement borrowers. In the event of deterioration in the financial condition of a blanket pledge agreement borrower, the Bank has the ability to require delivery of pledged collateral sufficient to secure the borrower’s obligation. With respect to non-blanket pledge agreement borrowers that are federally insured, the Bank generally requires collateral to be specifically assigned. With respect to non-blanket pledge agreement borrowers that are not federally insured (typically insurance companies, CDFIs, and housing associates), the Bank generally takes control of collateral through the delivery of cash, securities, or loans to the Bank or its custodians.

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At December 31, 2017 and 2016, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At December 31, 2017 and 2016, none of the Bank’s credit products were past due, on non-accrual status, or considered impaired. In addition, there were no TDRs related to credit products during the years ended December 31, 2017 and 2016.

The Bank has never experienced a credit loss on its credit products. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on its credit products as of December 31, 2017 and 2016. Accordingly, the Bank has not recorded any allowance for credit losses for its credit products.

GOVERNMENT-INSURED MORTGAGE LOANS

The Bank invests in government-insured fixed rate mortgage loans in both the MPF and MPP portfolios that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote and has never experienced a credit loss on its government-insured mortgage loans. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at December 31, 2017 and 2016. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

The following table summarizes the allowance for credit losses and recorded investment of the Bank’s conventional mortgage loan portfolio by impairment methodology (dollars in millions):

	MPF	MPP[1]	Total
Allowance for credit losses, December 31, 2017
Collectively evaluated for impairment	$2	$—	$2

Allowance for credit losses, December 31, 2016
Collectively evaluated for impairment	$2	$—	$2

Recorded investment, December 31, 2017[2]
Collectively evaluated for impairment	$6,257	$273	$6,530
Individually evaluated for impairment, without a related allowance	40	21	61
Total recorded investment	$6,297	$294	$6,591

Recorded investment, December 31, 2016[2]
Collectively evaluated for impairment	$5,960	$346	$6,306
Individually evaluated for impairment, without a related allowance	45	27	72
Total recorded investment	$6,005	$373	$6,378

1	The allowance for credit losses on MPP loans was less than $1 million at December 31, 2017 and 2016.

2	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

CREDIT QUALITY INDICATORS

Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank’s key credit quality indicators for mortgage loans (dollars in millions):

	December 31, 2017
	MPF		MPP
	Conventional	Government[6]	Conventional	Government[6]	Total
Past due 30 - 59 days	$48	$16	$10	$3	$77
Past due 60 - 89 days	13	5	3	1	22
Past due 90 - 179 days	12	5	3	—	20
Past due 180 days or more	14	5	7	1	27
Total past due mortgage loans	87	31	23	5	146
Total current mortgage loans	6,210	479	271	28	6,988
Total recorded investment of mortgage loans[1]	$6,297	$510	$294	$33	$7,134

In process of foreclosure (included above)[2]	$9	$2	$3	$—	$14
Serious delinquency rate[3]	—%	2%	4%	3%	1%
Past due 90 days or more and still accruing interest[4]	$—	$10	$—	$1	$11
Non-accrual mortgage loans[5]	$28	$—	$20	$—	$48

	December 31, 2016
	MPF		MPP
	Conventional	Government[6]	Conventional	Government[6]	Total
Past due 30 - 59 days	$50	$18	$11	$4	$83
Past due 60 - 89 days	17	7	5	2	31
Past due 90 - 179 days	9	6	2	1	18
Past due 180 days or more	22	5	12	2	41
Total past due mortgage loans	98	36	30	9	173
Total current mortgage loans	5,907	491	343	35	6,776
Total recorded investment of mortgage loans[1]	$6,005	$527	$373	$44	$6,949

In process of foreclosure (included above)[2]	$16	$2	$7	$—	$25
Serious delinquency rate[3]	1%	2%	4%	7%	1%
Past due 90 days or more and still accruing interest[4]	$—	$11	$—	$3	$14
Non-accrual mortgage loans[5]	$36	$—	$24	$—	$60

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

2
Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans depending on their payment status.

3	Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total recorded investment.

4	Represents government-insured mortgage loans that are 90 days or more past due.

5	Represents conventional mortgage loans that are 90 days or more past due and TDRs.

6	The bank did not record any allowance for credit losses on government-guaranteed or -insured mortgage loans at December 31, 2017 and 2016.

INDIVIDUALLY EVALUATED IMPAIRED LOANS

As previously described, the Bank evaluates certain conventional mortgage loans for impairment individually. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

The Bank did not recognize any interest income on impaired loans during the years ended December 31, 2017, 2016, and 2015.

The following table summarizes the average recorded investment of the Bank’s individually evaluated impaired loans (dollars in millions):

	For the Years Ended December 31,
	2017	2016	2015
Impaired loans without an allowance
Conventional MPF Loans	$42	$41	$44
Conventional MPP Loans	24	29	19
Total	$66	$70	$63

TERM SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for its term securities purchased under agreements to resell at December 31, 2017 and 2016.

OFF-BALANCE SHEET CREDIT EXPOSURES

At December 31, 2017 and 2016, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank’s off-balance sheet credit exposures, see “Note 18 — Commitments and Contingencies.”

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

APPLICATION OF DERIVATIVES

The Bank transacts most of its derivative transactions with large banks and major broker-dealers. Over-the-counter derivative transactions may be either executed directly with a counterparty (uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., clearings agent) with a Derivative Clearing Organization (cleared derivatives). Once a derivative transaction has been accepted for clearing by a Derivative Clearing Organization (Clearinghouse), the derivative transaction is novated and the executing counterparty is replaced with the Clearinghouse. The Bank is not a derivative dealer and does not trade derivatives for short-term profit.

TYPES OF DERIVATIVES

The Bank may use the following derivative instruments:

•
Interest Rate Swaps. An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable interest rate index for the same period of time. The variable interest rate received or paid by the Bank in most derivative transactions is the LIBOR.

•
Options. An option is an agreement between two entities that conveys the right, but not the obligation, to engage in a future transaction on some underlying security or other financial asset at an agreed upon price during a certain period of time or on a specific date. Premiums or swap fees paid to acquire options are considered the fair value of the option at inception of the hedge and are reported as derivative assets in the Statements of Condition.

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

•
Interest Rate Caps and Floors. In an interest rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (or “cap”) price. In an interest rate floor agreement, a cash flow is generated if the price or interest rate of an underlying variable falls below a certain threshold (or “floor”) price. Interest rate caps and floors are designed as protection against the interest rate on a variable rate asset or liability rising above or falling below a certain level.

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

TYPES OF HEDGED ITEMS

The Bank may have the following types of hedged items:

•
Investment Securities. The Bank primarily invests in U.S. obligations, GSE and Tennessee Valley Authority obligations, state or local housing agency obligations, and MBS, and classifies them as either trading, AFS, or HTM. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may fund investment securities with callable consolidated obligations or utilize interest rate swaps, caps, floors, or swaptions to manage interest rate risk. The Bank manages the risk arising from changing market prices of trading securities by entering into economic derivatives that generally offset the changes in fair value of the securities.

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

For additional information on the Bank’s derivative and hedging accounting policy, see “Note 1 — Summary of Significant Account Policies.”

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

The following table summarizes the Bank’s notional amount and the fair value of derivative instruments, including the effect of netting adjustments, cash collateral, and variation margin for daily settled contracts. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	December 31, 2017			December 31, 2016
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$52,120	$213	$592	$51,896	$183	$688
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	1,407	20	45	1,414	20	56
Forward settlement agreements (TBAs)	66	—	—	94	1	—
Mortgage delivery commitments	72	—	—	102	—	—
Total derivatives not designated as hedging instruments	1,545	20	45	1,610	21	56
Total derivatives before netting and collateral adjustments	$53,665	233	637	$53,506	204	744
Netting adjustments, cash collateral, and variation margin for daily settled contracts[1]		(133)	(631)		(13)	(668)
Total derivative assets and derivative liabilities		$100	$6		$191	$76

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions, cash collateral, and the related accrued interest held or placed with the same clearing agent and/or counterparty, and includes fair value adjustments on derivatives for variation margin, which effective January 3, 2017, is characterized as a daily settled contract. Cash collateral posted by the Bank (including accrued interest) was $191 million and $658 million at December 31, 2017 and 2016. At December 31, 2017 and 2016, the Bank received cash collateral from clearing agents and/or counterparties of $6 million and $2 million. Variation margin for daily settled contracts was $313 million at December 31, 2017. Variation margin was considered cash collateral prior to January 3, 2017.

The following table summarizes the components of “Net gains (losses) on derivatives and hedging activities” as presented in the Statements of Income (dollars in millions):

	For the Years Ended December 31,
	2017	2016	2015
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$11	$13	$(7)
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	10	12	(10)
Forward settlement agreements (TBAs)	(2)	2	(1)
Mortgage delivery commitments	2	(2)	—
Net interest settlements	(12)	(18)	(20)
Total net gains (losses) related to derivatives not designated as hedging instruments	(2)	(6)	(31)
Other[1]	3	—	—
Net gains (losses) on derivatives and hedging activities	$12	$7	$(38)

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

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships, the net fair value hedge ineffectiveness, and the effect of those derivatives on the Bank’s net interest income (dollars in millions):

	For the Year Ended December 31, 2017
Hedged Item Type	Net Gains (Losses) on Derivatives	Net Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$86	$(72)	$14	$(93)
Advances[2]	94	(92)	2	(70)
Consolidated obligation bonds	(95)	90	(5)	6
Total	$85	$(74)	$11	$(157)

	For the Year Ended December 31, 2016
Hedged Item Type	Net Gains (Losses) on Derivatives	Net Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$99	$(80)	$19	$(142)
Advances[2]	147	(142)	5	(140)
Consolidated obligation bonds	(359)	348	(11)	76
Total	$(113)	$126	$13	$(206)

	For the Year Ended December 31, 2015
Hedged Item Type	Net Gains (Losses) on Derivatives	Net Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(51)	$41	$(10)	$(154)
Advances[2]	65	(65)	—	(177)
Consolidated obligation bonds	18	(15)	3	110
Total	$32	$(39)	$(7)	$(221)

1
Represents the net interest settlements on derivatives in fair value hedge relationships and the amortization of the financing element of off-market derivatives, both of which are included in the interest income or interest expense line item of the respective hedged item type. The amortization for off-market derivatives totaled $13 million, $28 million and $23 million for the years ended December 31, 2017, 2016, and 2015.

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

For uncleared derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in these contracts to mitigate the risk. The Bank requires collateral agreements on its uncleared derivatives.

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2017, was $2 million, for which the Bank was not required to post collateral in the normal course of business. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would not have been required to deliver additional collateral at fair value to its uncleared derivatives counterparties at December 31, 2017.

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

The Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents, based on credit considerations, at December 31, 2017.

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

The following table presents the fair value of derivative instruments meeting or not meeting the netting requirements, including the related collateral received from or pledged to counterparties and variation margin for daily settled contracts (dollars in millions):

	December 31, 2017
Derivative Instruments Meeting Netting Requirements	Gross Recognized Amount	Gross Amounts of Netting Adjustments, Cash Collateral, and Variation Margin for Daily Settled Contracts[1]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$88	$(87)	$1
Cleared derivatives	145	(46)	99
Total	$233	$(133)	$100
Derivative Liabilities
Uncleared derivatives	$171	$(165)	$6
Cleared derivatives	466	(466)	—
Total	$637	$(631)	$6

1    Variation margin for daily settled contracts was $313 million at December 31, 2017.

The following table presents the fair value of derivative instruments meeting or not meeting the netting requirements, including the related collateral received from or pledged to counterparties and variation margin for daily settled contracts (dollars in millions):

	December 31, 2016
Derivative Instruments Meeting Netting Requirements	Gross Recognized Amount	Gross Amounts of Netting Adjustments, Cash Collateral, and Variation Margin for Daily Settled Contracts[1]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$97	$(95)	$2
Cleared derivatives	107	82	189
Total	$204	$(13)	$191
Derivative Liabilities
Uncleared derivatives	$263	$(187)	$76
Cleared derivatives	481	(481)	—
Total	$744	$(668)	$76

1 Includes fair value adjustments on derivatives for variation margin, which was considered cash collateral prior to January 3, 2017.

Note 12 — Deposits
The Bank offers demand and overnight deposits as well as short-term interest bearing deposits to members and qualifying non-members. Deposits classified as demand and overnight pay interest based on a daily interest rate. Short-term interest bearing deposits pay interest based on a fixed rate determined at the issuance of the deposit. Average interest rates paid on interest-bearing deposits were 0.59 percent, 0.08 percent, and 0.03 percent for the years ended December 31, 2017, 2016, and 2015.
The following table details the Bank’s interest bearing and non-interest bearing deposits (dollars in millions):

	December 31,
	2017	2016
Interest-bearing
Demand and overnight	$745	$855
Term	268	166
Non-interest-bearing
Demand	94	92
Total	$1,107	$1,113

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At December 31, 2017 and 2016, the total par value of outstanding consolidated obligations of the FHLBanks was $1,034.2 billion and $989.3 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	December 31, 2017		December 31, 2016
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$36,740	1.20%	$81,019	0.49%
Discounts and concessions[1]	(58)		(72)
Total	$36,682		$80,947

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	December 31, 2017		December 31, 2016
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$50,077	1.32%	$47,733	0.88%
Due after one year through two years	32,249	1.43	13,135	0.94
Due after two years through three years	3,177	2.84	15,414	1.48
Due after three years through four years	7,422	1.69	2,288	3.28
Due after four years through five years	1,507	2.42	7,152	1.66
Thereafter	4,752	3.10	4,331	3.04
Total par value	99,184	1.54%	90,053	1.22%
Premiums	193		254
Discounts and concessions[1]	(60)		(79)
Fair value hedging adjustments	(424)		(330)
Total	$98,893		$89,898

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	December 31,
	2017	2016
Noncallable or nonputable	$97,196	$87,804
Callable	1,988	2,249
Total par value	$99,184	$90,053

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

	December 31,
Year of Contractual Maturity or Next Call Date	2017	2016
Due in one year or less	$53,196	$50,182
Due after one year through two years	31,059	12,942
Due after two years through three years	3,192	14,158
Due after three years through four years	7,032	2,138
Due after four years through five years	1,282	6,717
Thereafter	3,423	3,916
Total par value	$99,184	$90,053

Bonds are issued with fixed or variable rate payment terms that use a variety of indices for interest rate resets such as LIBOR. To meet the specific needs of certain investors, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features. When bonds are issued on the Bank’s behalf, it may concurrently enter into a derivative agreement to effectively convert the fixed rate payment stream to variable or to offset the embedded features in the bond.
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

If the Bank experienced a net loss during a quarter, but still had net earnings for the year, the Bank’s obligation to the AHP would be calculated based on its year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, it would have no obligation to the AHP for the year, because its required annual AHP contribution is limited to its annual net earnings. If the aggregate 10 percent AHP calculation previously discussed was less than $100 million for the FHLBanks, each FHLBank would be required to assure that the aggregate contribution of the FHLBanks equals $100 million. The pro-ration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year, subject to the annual earnings limitation previously discussed. In addition to the required AHP assessment, the Bank’s Board of Directors may elect to make voluntary contributions to the AHP.

There was no shortfall, as described above, in 2017, 2016, or 2015. If an FHLBank finds that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make any such application in 2017, 2016, or 2015. Although the Bank did not experience a shortfall, its Board of Directors approved a voluntary contribution of $2 million for the year ended December 31, 2015. The voluntary contribution was included in “AHP voluntary contributions” in the Statements of Income. The voluntary contribution was awarded in 2016 together with the Bank’s 10 percent required contribution.

The following table presents a rollforward of the Bank’s AHP liability (dollars in millions):

	For the Years Ended December 31,
	2017	2016	2015
Balance, beginning of year	$116	$62	$41
Acquired from merger	—	—	17
Assessments	60	75	15
Voluntary contributions	—	—	2
Disbursements	(34)	(21)	(13)
Balance, end of year	$142	$116	$62

Note 15 — Capital

CAPITAL STOCK

The Bank’s capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. The Bank generally issues a single class of capital stock (Class B capital stock) and has two subclasses of capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding in the Bank’s Statements of Condition. All capital stock issued is subject to a five year notice of redemption period.

The capital stock requirements established in the Bank’s Capital Plan are designed so that the Bank can remain adequately capitalized as member activity changes. The Bank’s Board of Directors may make adjustments to the capital stock requirements within ranges established in the Capital Plan.

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days’ written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At December 31, 2017 and 2016, the Bank had no excess capital stock outstanding.

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

As a result of the final rule on membership issued by the Finance Agency effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance companies ineligible for FHLBank membership. On the effective date of the final rule, the Bank reclassified $723 million of capital stock, the total outstanding capital stock held by all of the captive insurance companies that were Bank members, to mandatorily redeemable capital stock. In accordance with the final rule, on February 17, 2017, the Bank terminated the membership of all captive insurance company members that were admitted as members after September 12, 2014, (the date the Finance Agency proposed this rule) and repurchased outstanding capital stock held by captive insurance company members in the amount of $148 million. Captive insurance company members that were admitted as members prior to September 12, 2014, will also have their memberships terminated no later than February 19, 2021. At December 31, 2017 and 2016, the Bank’s mandatorily redeemable capital stock totaled $385 million and $664 million.

If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense. The Bank recorded interest expense on mandatorily redeemable capital stock of $17 million, $21 million, and $3 million for the years ended December 31, 2017, 2016, and 2015.

The following table summarizes changes in mandatorily redeemable capital stock (dollars in millions):

	For the Years Ended December 31,
	2017	2016	2015
Balance, beginning of period	$664	$103	$24
Mandatorily redeemable capital stock assumed from merger	—	—	725
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	44	742	(72)
Repurchases/redemptions of mandatorily redeemable capital stock	(323)	(181)	(574)
Balance, end of period	$385	$664	$103

The following table summarizes the Bank’s mandatorily redeemable capital stock by year of contractual redemption (dollars in millions):

	December 31,
Year of Contractual Redemption[1]	2017	2016
Due in one year or less	$4	$4
Due after one year through two years	2	5
Due after two years through three years	—	4
Due after three years through four years	1	—
Due after four years through five years	22	1
Thereafter[2]	341	631
Past contractual redemption date due to outstanding activity with the Bank	15	19
Total	$385	$664

1
At the Bank’s election, the mandatorily redeemable capital stock may be redeemed prior to the expiration of the five year redemption period that commences on the date of the notice of redemption, or in the case of captive insurance company members, on the date of the membership termination.

2
Represents mandatorily redeemable capital stock resulting from the Finance Agency rule previously discussed that makes captive insurance companies ineligible for FHLBank membership. The related mandatorily redeemable capital stock is not required to be redeemed until five years after the member’s termination.

ADDITIONAL CAPITAL FROM MERGER

The Bank recognized the net assets acquired from the Seattle Bank by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a capital account captioned “Additional capital from merger.” The Bank treated this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends on capital stock were paid from this account following the Merger until the balance was depleted by the first quarter dividend payment in May 2017. At December 31, 2016, the Bank’s additional capital from merger balance totaled $52 million.

RESTRICTED RETAINED EARNINGS

The Bank entered into a JCE Agreement with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. It requires the Bank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At December 31, 2017 and 2016, the Bank’s restricted retained earnings account totaled $335 million and $231 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in AOCI (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Notes 5)	Pension and postretirement benefits (Note 16)	Total AOCI
Balance, December 31, 2014	$126	$(3)	$123
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(208)	—	(208)
Amortization - pension and postretirement	—	1	1
Net current period other comprehensive income (loss)	(208)	1	(207)
Balance, December 31, 2015	(82)	(2)	(84)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	68	—	68
Amortization - pension and postretirement	—	(2)	(2)
Net current period other comprehensive income (loss)	68	(2)	66
Balance, December 31, 2016	(14)	(4)	(18)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	132	—	132
Net current period other comprehensive income (loss)	132	—	132
Balance, December 31, 2017	$118	$(4)	$114

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

•
Regulatory capital. The Bank is required to maintain a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B stock (including mandatorily redeemable capital stock), and retained earnings. It does not include AOCI. At December 31, 2016, regulatory capital also included additional capital from merger. The additional capital from merger balance was depleted in May of 2017 by the first quarter dividend payment.

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At December 31, 2017 the Bank did not hold any nonpermanent capital. At December 31, 2016, nonpermanent capital included additional capital from merger.

If the Bank’s capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations.

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions) as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$1,041	$7,292	$1,046	$8,031
Regulatory capital	$5,804	$7,292	$7,224	$8,083
Leverage capital	$7,255	$10,937	$9,030	$12,098
Capital-to-assets ratio	4.00%	5.03%	4.00%	4.48%
Leverage ratio	5.00%	7.54%	5.00%	6.70%

CAPITAL CLASSIFICATION DETERMINATION

The Bank is subject to the Finance Agency’s regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, establishes criteria for four capital classifications (adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. The Bank satisfied these requirements at December 31, 2017, and was classified as adequately capitalized. If the Bank becomes classified into a capital classification other than adequately capitalized, it will be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

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

In August of 2016, the Bank’s Board of Directors elected to freeze the Pentegra DB Plan effective January 1, 2017. After the freeze, participants no longer accrue new benefits under the Pentegra DB Plan.

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
The Pentegra DB Plan’s annual valuation process includes calculating the plan’s funded status and separately calculating the funded status of each participating employer. The funded status is defined as the market value of assets divided by the funding target (100 percent of the present value of all benefit liabilities accrued at that date). As permitted by ERISA, the Pentegra DB Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the market value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.

The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2016. The Bank’s contributions for the plan years ended June 30, 2016 and June 30, 2015 were not more than five percent of the total contributions to the Pentegra DB Plan.

The following table summarizes the net pension cost and funded status of the Pentegra DB Plan (dollars in millions):

	2017	2016	2015
Net pension cost[1]	$—	$4	$14
Pentegra DB Plan’s funded status as of July 1	111.30%	104.12%	106.89%
Des Moines Bank DB Plan’s funded status as of July 1	106.65%	106.67%	115.83%
Seattle Bank DB Plan’s funded status as of July 1	109.81%	108.16%	113.30%

1	Represents the net pension cost charged to compensation and benefits expense in the Statements of Income for the years ended December 31, 2017, 2016, and 2015.

The Pentegra DB Plan’s funded status as of July 1, 2017 is preliminary and may further increase because plan participants are permitted to make contributions for the plan year ended June 30, 2017 through March 31, 2018. Contributions made on or before March 15, 2018, and designated for the plan year ended June 30, 2017, will be included in the final valuation as of July 1, 2017. The final funded status as of July 1, 2017 will not be available until the Form 5500 for the plan year July 1, 2017 through June 30, 2018 is filed (this Form 5500 is due to be filed no later than April 2019).

The Pentegra DB Plan’s funded status as of July 1, 2016 includes all contributions made by plan participants through March 15, 2017. The final funded status as of July 1, 2016 will not be available until the Form 5500 for the plan year July 1, 2016 through June 30, 2017 is filed (this Form 5500 is due to be filed no later than April 2018).
OTHER POSTRETIREMENT BENEFIT PLANS
In addition to the Pension Plan, the Bank has one qualified defined contribution benefit plan, the Federal Home Loan Bank of Des Moines 401(k) Savings Plan. The Bank also offers the Benefit Equalization Plan (BEP), a nonqualified retirement plan which includes both a nonqualified defined contribution plan and a nonqualified defined benefit plan. In August of 2016, the Bank’s Board of Directors elected to freeze the BEP defined benefit plan effective January 1, 2017. After the freeze, participants no longer accrue new benefits under the BEP defined benefit plan.

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the years ended December 31, 2017 and 2016.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments at December 31, 2017 (dollars in millions). The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Cash and due from banks	$503	$503	$—	$—	$—	$503
Interest-bearing deposits	1	—	1	—	—	1
Securities purchased under agreements to resell	4,600	—	4,600	—	—	4,600
Federal funds sold	4,250	—	4,250	—	—	4,250
Trading securities	1,177	—	1,177	—	—	1,177
Available-for-sale securities	20,796	—	20,796	—	—	20,796
Held-to-maturity securities	3,628	—	3,674	12	—	3,686
Advances	102,613	—	102,708	—	—	102,708
Mortgage loans held for portfolio, net	7,096	—	7,124	64	—	7,188
Accrued interest receivable	223	—	223	—	—	223
Derivative assets, net	100	—	233	—	(133)	100
Other assets	28	28	—	—	—	28
Liabilities
Deposits	(1,107)	—	(1,107)	—	—	(1,107)
Borrowings from other FHLBanks	(600)	—	(600)	—	—	(600)
Consolidated obligations
Discount notes	(36,682)	—	(36,674)	—	—	(36,674)
Bonds	(98,893)	—	(99,150)	—	—	(99,150)
Total consolidated obligations	(135,575)	—	(135,824)	—	—	(135,824)
Mandatorily redeemable capital stock	(385)	(385)	—	—	—	(385)
Accrued interest payable	(210)	—	(210)	—	—	(210)
Derivative liabilities, net	(6)	—	(637)	—	631	(6)

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

Investment Securities. The Bank’s valuation technique incorporates prices from multiple designated third-party pricing vendors, when available. The pricing vendors generally use various proprietary models to price investment securities. The inputs to those models are derived from various sources including, but not limited to, benchmark securities and yields, reported trades, dealer estimates, issuer spreads, bids, offers, and other market-related data. Since many investment securities do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established process in place to challenge investment valuations, which facilitates resolution of questionable prices identified by the Bank. Annually, the Bank conducts reviews its pricing vendors to confirm and further augment its understanding of the vendors’ pricing processes, methodologies, and control procedures for investment securities.

The Bank’s valuation technique for estimating the fair values of its investment securities first requires the establishment of a median price for each security. All prices that are within a specified tolerance threshold of the median price are included in the cluster of prices that are averaged to compute a default price. All prices that are outside the threshold (outliers) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. Alternatively, if the analysis confirms that an outlier (or outliers) is (are) in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security. In limited instances, when no prices are available from the designated pricing services, the Bank obtains prices from dealers.

As of December 31, 2017 and 2016, multiple prices were received for the majority of the Bank’s investment securities. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Loans to/from other FHLBanks. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The fair value approximates the carrying value.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2017 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustment[1]	Total
Assets
Trading securities
U.S. obligations	$—	$197	$—	$—	$197
GSE and Tennessee Valley Authority obligations	—	260	—	—	260
Other non-MBS	—	272	—	—	272
GSE multifamily MBS	—	448	—	—	448
Total trading securities	—	1,177	—	—	1,177
Available-for-sale securities
U.S. obligations	—	3,099	—	—	3,099
GSE and Tennessee Valley Authority obligations	—	1,236	—	—	1,236
State or local housing agency obligations	—	934	—	—	934
Other non-MBS	—	278	—	—	278
U.S. obligations single-family MBS	—	3,726	—	—	3,726
GSE single-family MBS	—	988	—	—	988
GSE multifamily MBS	—	10,535	—	—	10,535
Total available-for-sale securities	—	20,796	—	—	20,796
Derivative assets, net
Interest-rate related	—	233	—	(133)	100
Other assets	28	—	—	—	28
Total recurring assets at fair value	$28	$22,206	$—	$(133)	$22,101
Liabilities
Derivative liabilities, net
Interest-rate related	—	(637)	—	631	(6)
Total recurring liabilities at fair value	$—	$(637)	$—	$631	$(6)

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

FAIR VALUE ON A NON-RECURRING BASIS

The Bank measures certain impaired mortgage loans held for portfolio at level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. The Bank estimates fair value of these assets based primarily on a broker price opinion or property values from an external pricing vendor. The Bank applies an adjustment to these values to capture certain limitations in the estimation process and takes into consideration estimated selling costs and expected PMI proceeds. At December 31, 2017 and 2016, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $7 million and $15 million. These fair values were as of the date the fair value adjustment was recorded during the years ended December 31, 2017 and 2016.

Note 18 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At December 31, 2017 and 2016, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $898.3 billion and $818.2 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	December 31, 2017			December 31, 2016
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1]	$8,484	$110	$8,594	$7,281
Standby bond purchase agreements	88	667	755	458
Commitments to purchase mortgage loans	72	—	72	102
Commitments to fund advances	1,125	13	1,138	280

1	Excludes commitments to issue standby letters of credit of $7 million and $1 million at December 31, 2017 and 2016.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 13 years, currently no later than 2025. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $3 million at December 31, 2017 and 2016.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have any provision for credit losses on these standby letters of credit. All standby letters of credit are subject to the same collateralization and borrowing limits that apply to advances and are fully collateralized at the time of issuance.

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At December 31, 2017, the Bank had standby bond purchase agreements with eight housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2024. During the years ended December 31, 2017, 2016, and 2015, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at December 31, 2017 and 2016 is reported in “Note 11 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Commitments to Fund Advances. The Bank enters into commitments that legally bind it to fund additional advances up to 24 months in the future. At December 31, 2017 and 2016, the Bank had commitments to fund advances of $1 billion and $280 million.

Lease Commitments. The Bank charged to operating expenses net rental costs of $2 million, $2 million, and $4 million for the years ended December 31, 2017, 2016, and 2015. Total future minimum lease payments for premises and equipment were $3 million at December 31, 2017. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from the increases in property taxes and maintenance expenses. These increases are not expected to have a material effect on the Bank.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a memorandum account called the FLA. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $104 million and $99 million at December 31, 2017 and 2016.
Legal Proceedings. As a result of the Merger, the Bank has been involved in a number of legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairment of certain private-label MBS. In December 2017, the appellate court affirmed the dismissal of the claims related to four certificates in two of the actions. The Bank has filed petitions for review of these appellate court rulings with the Washington Supreme Court, a process that typically takes three to four months, that is, until mid-April to mid-May 2018. Other than the private-label MBS litigation, the Bank does not believe any legal proceedings to which it is a party could have a material impact on its financial condition, results of operations, or cash flows.
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
The Bank records legal expenses related to litigation settlements as incurred in other expense in the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement.  During the year ended December 31, 2017, the Bank settled a private-label MBS claim and recognized $21 million in net gains on litigation settlements. During the year ended December 31, 2016 and 2015, the Bank recognized $376 million and $14 million in net gains on litigation settlements.

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

TRANSACTIONS WITH DIRECTOR’S FINANCIAL INSTITUTIONS

In the normal course of business, the Bank extends credit to its members whose directors and officers serve as Bank directors (Directors’ Financial Institutions). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms and conditions as those with any other member.

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	December 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Advances	$6,036	6	$2,497	2
Mortgage loans	68	1	186	3
Deposits	39	4	82	7
Capital stock	297	5	157	2

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At December 31, 2017, the Bank had the following business concentrations with stockholders (dollars in millions):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.	$1,843	34	$45,825	$—	$834
Superior Guaranty Insurance Company[3]	22	—	—	520	—
Wells Fargo Bank Northwest N.A.[3]	1	—	—	30	—
Total	$1,866	34	$45,825	$550	$834

1
Pursuant to applicable Finance Agency regulations, the Bank’s voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank’s capital stock.

2
Represents interest income earned on advances during the year ended December 31, 2017. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

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

LEASE TRANSACTIONS

On January 2, 2007, we executed a 20 year lease with Wells Fargo Financial, an affiliate of our member, Wells Fargo Bank, for approximately 43,000 square feet of office space for the Bank’s headquarters. On June 22, 2017, a storm pipe broke at the Bank’s then headquarters causing significant water damage to the Bank’s office space and rendering it uninhabitable. As a result of the water damage, the estimated time to complete repairs, and the Bank’s plan to relocate its headquarters to a building in downtown Des Moines that it purchased in April of 2017, the Bank terminated its lease with Wells Fargo Financial effective September 30, 2017. The Bank paid net lease termination fees of $0.8 million to Wells Fargo Financial related to the termination. The Bank paid rent to Wells Fargo Financial in the amount of $0.8 million for the year ended December 31, 2017, and $1.3 million for both the years ended December 31, 2016, and 2015.

The Bank entered into a nine month lease agreement with Wells Fargo Financial effective September 30, 2017, to lease approximately 1,200 square feet of the former headquarters that was not damaged to serve general business functions. For information related to the water damage to the Bank’s office space, refer to “Note 1 — Summary of Significant Accounting Policies.”

Note 20 — Activities with Other FHLBanks

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the years ended December 31, 2017, 2016, and 2015 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2017
Topeka	$—	$50	$(50)	$—
San Francisco	200	—	(200)	—
	$200	$50	$(250)	$—

2016
Cincinnati	$—	$100	$(100)	$—
San Francisco	—	200	—	200
	$—	$300	$(100)	$200

2015
Topeka	$—	$210	$(210)	$—

The following table summarizes borrowing activity from other FHLBanks during the years ended December 31, 2017, 2016, and 2015 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2017
Atlanta	$—	$200	$—	$200
Boston	—	400	—	400
	$—	$600	$—	$600

2016
Atlanta	$—	$300	$(300)	$—
Boston	—	100	(100)	—
Chicago	—	200	(200)	—
Cincinnati	—	300	(300)	—
Indianapolis	—	300	(300)	—
New York	—	300	(300)	—
San Francisco	—	500	(500)	—
	$—	$2,000	$(2,000)	$—

2015
Dallas	$—	$200	$(200)	$—
San Francisco	—	225	(225)	—
	$—	$425	$(425)	$—

At December 31, 2017, 2016, and 2015, the interest income and expense related to these transactions was immaterial.

Advance Transfers. The Bank may purchase or sell advances from/to other FHLBanks. These transfers are accounted for in the same manner as an advance origination with a member bank. During the year ended December 31, 2017, a member of the Federal Home Loan Bank of Chicago (Chicago Bank) re-designated its charter, and concurrently transferred its Federal Home Loan Bank membership from the Chicago Bank to the Des Moines Bank. In conjunction with this transfer and at request of the member, the Bank purchased $37 million of par value advances outstanding to this member from the Chicago Bank and recorded related premiums of $1 million. There were no advance transfers during the years ended December 31, 2016 and 2015.

Note 21 — Subsequent Events

Subsequent events have been evaluated from January 1, 2018, through the time of the Form 10-K filing with the Securities and Exchange Commission. No material subsequent events requiring disclosure were identified.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
Selected Quarterly Financial Information

The following table presents a summary of our Statements of Condition (dollars in millions):

	2017
Statements of Condition	December 31,	September 30,	June 30,	March 31,
Cash and due from banks	$503	$218	$964	$237
Investments[1]	34,452	39,341	37,763	41,792
Advances	102,613	117,514	118,878	123,609
Mortgage loans held for portfolio, net[2]	7,096	7,031	6,953	6,870
Total assets	145,099	164,545	164,988	172,918
Consolidated obligations
Discount notes	36,682	52,976	66,558	72,549
Bonds	98,893	102,294	89,171	90,956
Total consolidated obligations[4]	135,575	155,270	155,729	163,505
Mandatorily redeemable capital stock	385	422	480	494
Total liabilities	138,078	157,047	157,592	165,469
Capital stock — Class B putable	5,068	5,624	5,623	5,803
Additional capital from merger	—	—	—	9
Retained earnings	1,839	1,774	1,684	1,590
Accumulated other comprehensive income (loss)	114	100	89	47
Total capital	7,021	7,498	7,396	7,449

	2016
Statements of Condition	December 31,	September 30,	June 30,	March 31,
Cash and due from banks	$223	$245	$460	$242
Investments[1]	41,218	42,851	44,143	45,666
Advances	131,601	125,828	116,294	101,157
Mortgage loans held for portfolio, net[3]	6,913	6,792	6,640	6,667
Total assets	180,605	176,074	167,860	154,056
Consolidated obligations
Discount notes	80,947	84,481	92,521	103,699
Bonds	89,898	82,454	66,599	42,459
Total consolidated obligations[5]	170,845	166,935	159,120	146,158
Mandatorily redeemable capital stock	664	675	698	732
Total liabilities	173,204	169,069	161,356	148,420
Capital stock — Class B putable	5,917	5,658	5,241	4,607
Additional capital from merger	52	92	128	163
Retained earnings	1,450	1,294	1,220	988
Accumulated other comprehensive income (loss)	(18)	(39)	(85)	(122)
Total capital	7,401	7,005	6,504	5,636

1	Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and HTM securities.

2	Includes an allowance for credit losses of $2 million at December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017.

3	Includes an allowance for credit losses of $2 million at December 31, 2016 and September 30, 2016, and $1 million at June 30, 2016, and March 31, 2016.

4
The total par value of outstanding consolidated obligations of the FHLBanks was $1,034.2 billion, $1,028.7 billion, $1,011.5 billion, and $959.3 billion at December 31, 2017, September 30, 2017, June 30, 2017, and March 31, 2017.

5
The total par value of outstanding consolidated obligations of the FHLBanks was $989.3 billion, $967.7 billion, $963.8 billion, and $896.8 billion at December 31, 2016, September 30, 2016, June 30, 2016, and March 31, 2016.

The following tables present a summary of our Statements of Income (dollars in millions):

	For the Three Months Ended
	2017
Statements of Income	December 31,	September 30,	June 30,	March 31,
Net interest income	$153	$174	$170	$153
Provision (reversal) for credit losses on mortgage loans	(1)	1	—	—
Other income (loss)[1,3]	7	4	6	35
Other expense[2]	31	30	31	32
AHP assessments	14	15	15	16
Net income	116	132	130	140

	For the Three Months Ended
	2016
Statements of Income	December 31,	September 30,	June 30,	March 31,
Net interest income	$135	$117	$94	$103
Provision (reversal) for credit losses on mortgage loans	1	1	1	—
Other income (loss)[1,4]	77	(5)	192	132
Other expense[2]	36	28	27	27
AHP assessments	19	9	26	21
Net income	156	74	232	187

1	Other income (loss) includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, and gains on litigation settlements, net.

2	Other expense includes, among other things, compensation and benefits, professional fees, contractual services, and gains and losses on REO.

3
During the three months ended March 31, 2017, other income (loss) was impacted by net gains on litigation settlements. We did not record any litigation settlements during the three months ended December 31, 2017, September 30, 2017 and June 30, 2017.

4
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

Investment Portfolio Analysis

The following table summarizes the carrying value of our investment portfolio (dollars in millions):

	December 31,
	2017	2016	2015
Trading securities
U.S. obligations[1]	$197	$216	$237
GSE and Tennessee Valley Authority obligations	260	1,611	3,077
Other[2]	272	273	276
Mortgage-backed securities
GSE multifamily	448	453	457
Total trading securities	1,177	2,553	4,047
Available-for-sale securities
U.S. obligations[1]	3,099	3,529	3,985
GSE and Tennessee Valley Authority obligations	1,236	1,351	2,115
State or local housing agency obligations	934	1,009	1,047
Other[2]	278	278	278
Mortgage-backed securities
U.S. obligations single-family[1]	3,726	3,838	2,270
GSE single-family	988	1,261	1,605
GSE multifamily	10,535	11,703	9,688
Total available-for-sale securities	20,796	22,969	20,988
Held-to-maturity securities
GSE obligations and Tennessee Valley Authority obligations	393	397	401
State or local housing agency obligations	454	688	956
Mortgage-backed securities
U.S. obligations single-family[1]	15	26	47
U.S. obligations commercial[1]	2	4	6
GSE single-family	2,752	3,543	4,655
Private-label residential	12	16	20
Total held-to-maturity securities	3,628	4,674	6,085
Interest-bearing deposits	1	2	2
Securities purchased under agreements to resell	4,600	5,925	6,775
Federal funds sold	4,250	5,095	2,270
Total investments	$34,452	$41,218	$40,167

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Represents Private Export Funding Corporation and/or taxable municipal bonds.

The following table summarizes the carrying value and yield characteristics of our investment portfolio on the basis of remaining terms to contractual maturity at December 31, 2017 (dollars in millions):

	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Total
Trading securities
U.S. obligations	$—	$20	$75	$102	$197
GSE and Tennessee Valley Authority obligations	200	—	—	60	260
Other[1]	—	105	58	109	272
Mortgage-backed securities
GSE multifamily	—	281	167	—	448
Total trading securities	200	406	300	271	1,177
Yield on trading securities	1.51%	2.81%	2.71%	4.81%
Available-for-sale securities
U.S. obligations	—	157	2,942	—	3,099
GSE and Tennessee Valley Authority obligations	158	511	175	392	1,236
State or local housing agency obligations	1	68	280	585	934
Other[1]	—	19	186	73	278
Mortgage-backed securities
U.S. obligations single-family	—	—	—	3,726	3,726
GSE single-family	—	1	—	987	988
GSE multifamily	—	972	9,563	—	10,535
Total available-for-sale securities	159	1,728	13,146	5,763	20,796
Yield on available-for-sale securities	4.29%	2.68%	2.31%	2.04%
Held-to-maturity securities
GSE and Tennessee Valley Authority obligations	—	—	264	129	393
State or local housing agency obligations	20	72	80	282	454
Mortgage-backed securities
U.S. obligations single-family	—	—	—	15	15
U.S. obligations commercial	—	1	1	—	2
GSE single-family	—	10	143	2,599	2,752
Private-label residential	—	—	—	12	12
Total held-to-maturity securities	20	83	488	3,037	3,628
Yield on held-to-maturity securities	1.56%	1.87%	3.52%	2.32%
Total investment securities	379	2,217	13,934	9,071	25,601
Interest-bearing deposits	1	—	—	—	1
Securities purchased under agreements to resell	4,600	—	—	—	4,600
Federal funds sold	4,250	—	—	—	4,250
Total investments	$9,230	$2,217	$13,934	$9,071	$34,452

1	Private Export Funding Corporation and/or taxable municipal bonds.

At December 31, 2017, we had investments with a carrying value greater than 10 percent of our total capital with the following issuers (excluding GSEs and U.S. Government agencies) (dollars in millions):

	Carrying Value	Fair Value
Cantor Fitzgerald & Co.	$1,000	$1,000
Daiwa Capital Markets America Inc.	1,000	1,000
Total	$2,000	$2,000

Loan Portfolio Analysis
The following table presents supplemental information on our mortgage loans held for portfolio (dollars in millions):

	December 31,
	2017	2016	2015	2014	2013
Past due 90 days or more and still accruing interest[1]	$11	$14	$14	$11	$10
Non-accrual mortgage loans[2]	$48	$60	$78	$59	$71
Allowance for credit losses
Balance, beginning of year	$2	$1	$5	$8	$16
Charge-offs[3]	(1)	(2)	(6)	(1)	(2)
Recoveries	1	—	—	—	—
Provision (reversal) for credit losses on mortgage loans	—	3	2	(2)	(6)
Balance, end of year	$2	$2	$1	$5	$8
Non-accrual mortgage loans
Gross interest income that would have been recorded based on original terms during the year	$2
Interest actually recognized into net income during the year	—
Interest shortfall	$2

1	Represents government-insured mortgage loans that are 90 days or more past due.

2
Represents conventional mortgage loans that are 90 days or more past due and troubled debt restructurings. For information related to the Bank’s accounting treatment of non-accrual mortgage loans and troubled debt restructurings, refer to “Note 1 — Summary of Significant Accounting Policies.”

3	The ratio of net charge-offs to average mortgage loans outstanding was one percent or less for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.

Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following table summarizes our short-term borrowings for the years ended December 31, 2017, 2016, and 2015 (dollars in millions):

	Discount Notes[1]			Bonds[2]
	2017	2016	2015	2017	2016	2015
Outstanding at end of the period	$36,682	$80,947	$98,990	$12,522	$35,361	$10,059
Weighted-average rate at end of the period	1.20%	0.49%	0.31%	1.23%	0.65%	0.36%
Daily-average outstanding for the period	$61,953	$93,282	$70,818	$24,337	$28,344	$11,078
Weighted-average rate for the period	0.84%	0.44%	0.15%	0.85%	0.55%	0.27%
Highest outstanding at any month-end	$80,421	$110,175	$98,994	$39,001	$38,018	$19,300

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the annual period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2017.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2017.
Additionally, the effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Refer to “Item 8. Financial Statements and Supplementary Data - Report of Independent Register Public Accounting Firm” for their audit report.
Previously Identified Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As disclosed in our 2016 Annual Report on Form 10-K, our management concluded that we had a material weakness in our internal control over financial reporting related to the operating ineffectiveness of controls over key spreadsheets. Specifically, as of December 31, 2016, we identified multiple deficiencies with the operating effectiveness of controls over key spreadsheets used in our financial close and reporting process. There were no material misstatements identified in our annual and interim financial statement as a result of this material weakness. However, this material weakness could have resulted in misstatements to the annual or interim consolidated financial statement that would not be prevented or detected.

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting
Management has remained committed to improving our overall system of internal control over financial reporting and took steps to remediate the identified material weaknesses in 2017. During 2017, spreadsheets were mapped to key internal controls as a part of a risk assessment and were assigned a risk rating. As a result of the risk assessment and automation throughout the year, several spreadsheets were eliminated and multiple spreadsheets were streamlined. Further, a review was completed over the execution of spreadsheet controls by an independent third-party. Finally, formal training was conducted with mandatory attendance by owners of spreadsheets.
As of December 31, 2017, management concluded, with the participation of the President and CEO and CFO, that the previously disclosed material weakness had been remediated.
Changes in Internal Control over Financial Reporting
Other than the actions described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PwC has advised our Bank as of December 31, 2017 and December 31, 2016 that it, along with certain PwC staff, including members of the audit engagement team, have a borrowing relationship with a Bank member (referred below as the “lender”) who owns more than 10 percent of our capital stock, which under the Loan Rule, could call into question PwC’s independence with respect to the Bank. We are providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of our Bank.
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

Additionally, our Audit Committee assessed PwC’s ability to perform an objective and impartial audit, and continue to conclude that PwC has maintained objectivity and impartiality in connection with its audit of our financial statements. The conclusion is based on the unique nature and status of our Bank, and due to our ownership structure and limited voting rights of our members. In addition to the above listed considerations, the Audit Committee considered the following:

•	as of December 31, 2017 and December 31, 2016, no officer or director of the lender served on the Board of Directors of the Bank; and

•	the lender is subject to the same terms and conditions for conducting business with the Bank as any other member.

Based on the Audit Committee’s evaluation, the Audit Committee has concluded that PwC’s ability to exercise objective and impartial judgment on all issues encompassed within PwC’s audit engagement has not been impaired.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The Board of Directors is responsible for monitoring our compliance with Finance Agency regulations and establishing policies and programs that carry out our mission. The Board of Directors adopts, reviews, and oversees the implementation of policies governing our advance, mortgage loan, investment, and funding activities. Additionally, the Board of Directors adopts, reviews, and oversees the implementation of policies that manage our exposure to market, liquidity, credit, operational, legal and regulatory compliance, and strategic risks, as well as capital adequacy.
Our Board is comprised of Member Directors elected by our member institutions on a state-by-state basis and Independent Directors elected by all of our members. Our Board includes fourteen Member Directors and ten Independent Directors, three of whom serve as public interest directors. Under the FHLBank Act, the only matters submitted to shareholders for votes are (i) the annual election of our Directors and (ii) any proposed agreement to merge with one or more FHLBanks. Finance Agency regulations require all of our Directors to be elected by our members. No member of management may serve as a director of an FHLBank.
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
Information regarding our current directors and executive officers is provided in the following sections. There are no family relationships among our directors or executive officers. The table below shows membership information for the Bank’s Board of Directors at March 9, 2018:

				Expiration of
				Current Term As
		Member or		Director as of	Board
Director	Age	Independent	Director Since	December 31	Committees
J. Benson Porter (chair)	52	Member	June 1, 2015	2020	a, f, g, i
Ellen Z. Lamale (vice chair)	64	Independent	January 1, 2012	2019	a, c, h, i
Ruth B. Bennett	65	Independent	June 1, 2015	2020	b, e
David P. Bobbitt	70	Member	June 1, 2015	2018	f, g
Steven L. Bumann	64	Member	January 1, 2015	2021	b, f
Christine H. H. Camp	51	Member	January 1, 2018	2021	d, h
Marianne M. Emerson *	70	Independent	June 1, 2015	2019	c, h, i
David J. Ferries	63	Member	June 1, 2015	2018	b, d, i
Chris D. Grimm	59	Member	January 1, 2010	2019	a, e, g
Eric A. Hardmeyer	58	Member	January 1, 2008	2018	a, e, h, i
W. Douglas Hile	65	Member	January 1, 2015	2018	a, b, c, i
Teresa J. Keegan	55	Member	January 1, 2012	2019	a, f, h
Michelle M. Keeley	53	Independent	January 1, 2015	2018	a, f, g
John F. Kennedy, Sr. *	62	Independent	May 14, 2007	2020	a, b, c
Joe R. Kesler	62	Member	March 9, 2018	2019	f, g
John A. Klebba	61	Member	January 1, 2018	2021	b, c
James G. Livingston	52	Member	June 1, 2015	2021	b, f
Lauren M. MacVay	49	Member	January 1, 2018	2021	e, h
Michael W. McGowan	49	Independent	June 1, 2015	2019	c, h
Elsie M. Meeks *	64	Independent	January 1, 2015	2018	a, b, d
Cynthia A. Parker	64	Independent	June 1, 2015	2021	d, g
John H. Robinson	67	Independent	May 14, 2007	2019	a, c, g, i
Robert A. Stuart	49	Member	January 1, 2017	2020	e, g
David F. Wilson	71	Independent	June 1, 2015	2018	d, h

a)	Executive and Governance Committee

b)	Audit Committee

c)	Risk Committee

d)	Housing and Community Investment Committee

e)	Member Committee

f)	Finance and Planning Committee

g)	Human Resources and Compensation Committee (Compensation Committee)

h)	Business Operations and Technology Committee

i)	Nominating Committee

*	Public Interest Independent Director

The following describes the principal occupation, business experience, qualifications, and skills, among other matters of the 24 directors who currently serve on our Board of Directors. Except as otherwise indicated, each Director has been engaged in the principal occupation indicated for at least the past five years.
J. Benson Porter, the Board’s chair, has served as president and CEO of Boeing Employees’ Credit Union (BECU), a not-for-profit financial corporation in Tukwila, Washington, since April 2012. Prior to joining BECU in April 2012, he served as president and CEO of First Tech Credit Union in Palo Alto, California, from February 2007 to March 2012. He also served in several positions at Washington Mutual Bank, most recently as executive vice president and chief administrative officer, from May 1996 to February 2007. Mr. Porter has also held positions as regulatory counsel at Key Bank and as staff director for the Washington State Senate Banking Committee. He is a former director of FHLB San Francisco and is currently a member of the board of CO-OP Financial Services and the board of CU Direct. Mr. Porter was elected to the Seattle Bank’s board from the state of Washington in 2012 and served on the Seattle Bank’s board until the Merger in 2015. Mr. Porter’s knowledge of financial management and strategic planning, and his leadership and management skills, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Executive and Governance Committee.
Ellen Z. Lamale, the Board’s vice chair, retired from her position as senior vice president and chief risk officer (CRO) of The Principal Financial Group (The Principal Financial Group is a registered trademark) (Principal) in March of 2011. Prior to her retirement, she served as senior vice president and CRO of Principal since 2008. Ms. Lamale held executive positions at Principal for more than 10 years, and her responsibilities during her 34 year career at Principal included risk management, financial analysis, capital management, strategic planning, and internal audit. Ms. Lamale has served on several community boards, including West Des Moines Youth Soccer Club, Iowa United Soccer Club, Des Moines Symphony Second Strings, and Des Moines Public Library Foundation. Currently, she is a volunteer with the West Des Moines Youth Justice Initiative. Ms. Lamale’s involvement in and knowledge of accounting, auditing, finance, and risk management, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as vice chair of the Executive and Governance Committee.
Ruth B. Bennett has served as principal of RB Bennett Enterprises LLC, a real estate brokerage firm in Vancouver, Washington, since 2008. From 1973 to 2007, she served in various capacities at the Bonneville Power Administration, a federal electrical utility in Portland, Oregon, including chief operating officer (COO) from 2003 to 2007. Ms. Bennett serves on the boards of Vancouver Affordable housing and Pacific Northern Environmental. She is a former board member of First Independent Bank, the regional Columbia-Willamette YMCA, and Pacific Health SW Medical Center where she was a hospital board chair for three years. Ms. Bennett was elected to the Seattle Bank’s board in 2014 and served on the Seattle Bank’s board until the Merger in 2015. Ms. Bennett’s experience in strategic planning, organizational and enterprise risk management, finance, and accounting, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as vice chair of the Member Committee.
David P. Bobbitt has served as chair and CEO of Community 1st Bank in Post Falls, Idaho, since 2007. Mr. Bobbitt previously served as president of Sterling Savings Bank in Spokane, Washington, from 2004 to 2006. His banking career has also included positions with Idaho First National Bank and West One Bank. Mr. Bobbitt serves as chair of Pacific Coast Banking School and is on the boards of Kootenai Electric Cooperative, currently audit chair, and immediate past chairman of Coeur d’ Alene Chamber of Commerce. Mr. Bobbitt was appointed to the Seattle Bank’s board in 2012 and later elected to the Seattle Bank’s board from the state of Idaho in 2014. He served on the Seattle Bank’s board until the Merger in 2015. Mr. Bobbitt’s experience in financial and risk management and his leadership and management skills, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as the vice chair of the Human Resources and Compensation Committee.
Steven L. Bumann has served as CFO at BankWest, Inc. in Pierre, South Dakota, since 1995. Mr. Bumann has more than 30 years of banking experience and had held various leadership roles within the financial industry, including vice president and senior vice president roles at BankWest, Inc. He also earned his CPA while working for a local CPA firm and spent time working for the South Dakota Department of Legislative Audit. Mr. Bumann currently serves on the board of directors of the South Dakota Bankers Association and its Legislative Committee. He also serves on his local church Board of Elders, and the Board of Avera Foundation in Pierre, South Dakota. Mr. Bumann’s position as an officer of a member institution and his involvement and knowledge of accounting, auditing, and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Finance and Planning Committee.

Christine H. H. Camp has served as a director on the board of Central Pacific Bank in Honolulu, Hawaii since 2004. During her 13 year tenure, she has served as vice chair of the Loan Committee and currently serves as the chair of the Compensation Committee and as a member of the Audit and Governance Committees. Ms. Camp has been the president & CEO of Avalon Group, a real estate development and brokerage services firm she founded in 1999. Avalon develops residential and commercial projects in the range of $20 million to $300 million, including affordable apartment complexes in the state of Hawaii. Ms. Camp’s position as a director of a member institution and her involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve on our Board of Directors.
Marianne M. Emerson served from 2007 to 2012 as chief information officer (CIO) for the Seattle Housing Authority, a public corporation providing affordable housing to more than 25,000 low-income Seattle residents. She retired from the Seattle Housing Authority in 2012. From 1982 to 2007, she served in a number of information technology positions at the Federal Reserve Board in Washington, D.C. including CIO from 2002 to 2007. She has also served as president of the Ray Solem Foundation since 2007, a foundation that donates money to organizations that creatively help immigrants become productive citizens. From 1998 to 2003, she also served as secretary of the board of directors of the FRB Federal Credit Union. Ms. Emerson was elected to the Seattle Bank’s board in 2008 and served on the Seattle Bank’s board until the Merger in 2015. Ms. Emerson’s knowledge of financial, organizational, and risk management, project development, and information technology, support her qualifications to serve as a Public Interest Independent Director on our Board of Directors. She currently serves as vice chair of the Risk Committee.
David J. Ferries is president, CEO, and director of First Federal Bank & Trust, in Sheridan, Wyoming, a position he has held since 2002. Prior to joining First Federal in 2002, he served as senior vice president of First Interstate Bank, where he held a variety of increasingly responsible positions during his service there. Mr. Ferries is a director of the Whitney Benefits Educational Foundation and the Big Sky Chapter of Risk Management Association. He has also served as a director of other national, civic, and professional organizations, including the Fannie Mae National Advisory Board, Northern Wyoming Community College Foundation, Wyoming Bankers Association, Forward Sheridan, Inc., and the Sheridan Economic and Educational Development Authority Joint Powers Board. He recently completed a multi-year appointment by the Office of the Comptroller of the Currency to the Mutual Savings Association Advisory Committee. Mr. Ferries was elected to the Seattle Bank’s board from the state of Wyoming in 2011 and served on the Seattle Bank’s board until the Merger in 2015. Mr. Ferries’ experience in strategic planning and risk management, and his leadership and management skills, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Housing and Community Investment Committee.
Chris D. Grimm joined BANK, Burlington, Iowa, as its president and CEO in 2001. Prior to accepting his current role at BANK, Mr. Grimm held a number of positions unrelated to the financial services industry. Mr. Grimm’s position as an officer of a member institution and his involvement in and knowledge of financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Member Committee.
Eric A. Hardmeyer joined the Bank of North Dakota in Bismarck, North Dakota, in 1985 as senior vice president of lending before becoming president and CEO in 2001. Mr. Hardmeyer is the past chair of the North Dakota Bankers Association, past chair and current director of the Missouri Valley YMCA, and Treasurer of the Family Wellness Center. Mr. Hardmeyer’s position as an officer of a member institution and his involvement in and knowledge of financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Nominating Committee.
W. Douglas Hile has served as CEO of KleinBank in Chaska, Minnesota, since July of 2009. Mr. Hile has more than 35 years of banking experience and has held executive roles in money center, super regional, and community banking organizations, including roles as president and CEO of Minnesota banks since 1993. He has demonstrated board leadership in community involvement with emphasis on affordable housing initiatives and the work of the Salvation Army. His banking industry service includes serving on the board of directors for the FHLB San Francisco and the Minnesota Bankers Association. He currently serves as vice chair of the Independent Community Bankers of America Housing Task Force. Mr. Hile’s position as an officer of a member institution and his involvement in and knowledge of housing finance and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Audit Committee and vice chair of the Nominating Committee.
Teresa J. Keegan, senior vice president and CFO of Fidelity Bank in Edina, Minnesota, has been on the senior leadership team of Fidelity Bank since 2002. Ms. Keegan has over 30 years of financial management experience in the areas of finance, information technology, human resources, audit, and compliance. She serves on the board of Habitat for Humanity of Minnesota, and previously served on the Minnesota Bankers Association Insurance and Services, Inc. board and chaired the Minnesota Bankers Association Operations and Technology Committee. Ms. Keegan’s position as an executive officer of a member institution and her involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve on our Board of Directors. She currently serves as chair of the Business Operations and Technology Committee.

Michelle M. Keeley retired from her position as executive vice president of equities and fixed income investments for RiverSource Investments, LLC, a division of Ameriprise Financial Services in Minneapolis, Minnesota, in 2010. Prior to joining RiverSource, Investments, LLC, Ms. Keeley held a number of different investment and leadership positions, including managing director and senior management team member at Zurich Global Assets in New York. In addition to serving on our Board of Directors, Ms. Keeley is a director of the Bridge Builder Trust mutual funds, an Edward Jones affiliated company. Ms. Keeley also serves as a director of the Minneapolis-based non-profit organization, Graywolf Press. Ms. Keeley’s involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as chair of the Finance and Planning Committee.
John F. Kennedy, Sr. is the president and CEO of St. Louis Equity Fund, Inc., a position he has held since June, 2015 and has served as executive vice president and CFO for the St. Louis Equity Fund, Inc. in St. Louis, Missouri from June of 2012 to June 2015. From 2007 to June 2012, he served as senior vice president and CFO. St. Louis Equity Fund, Inc. invests in affordable rental housing developments financed through corporate and bank investment in cooperation with federal, state, and local governments. Mr. Kennedy has been with the St. Louis Equity Fund, Inc. since 1998 and has more than 30 years of experience in affordable rental housing development and financing, residential homebuilding, public accounting, auditing, financial management, and representing low income individuals and families through the St. Louis Equity Fund, Inc. and the Gateway Community Development Fund, Inc., a certified CDFI. Mr. Kennedy’s involvement in and knowledge of accounting, auditing, financial management, and representing community interests in housing, as indicated by his background, support his qualifications to serve as a Public Interest Independent Director on our Board of Directors. He currently serves as chair of the Risk Committee.
Joe R. Kesler has served as a director of First Montana Bank in Missoula, Montana, and its holding company, First National Bancorp, Inc., since 2005. Mr. Kesler served as the president and CEO of First Montana Bank from 2005 to February 2018 and has over 40 years of experience in the banking industry. Mr. Kesler has served in various community leadership roles, including president of the Chamber of Commerce, director of a small business incubator, director of business development corporations, director in state banking trade associations, member of service clubs such as Rotary and leader or director for community nonprofits like symphony boards and churches. Mr. Kesler’s position as a director of a member institution and his involvement in and knowledge of accounting and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors.
John A. Klebba has been the president, CEO, and chairman of the board of Legends Bank in Linn, Missouri, and its holding company, Linn Holding Company since February 2004. He has been with the bank since 1991. Prior to that he was a partner in the Kansas City office of the law firm of Lewis Rice and Fingersh, where his practice concentrated on corporate and banking law. He is also the managing member of JHK Farm, LLC, a family-owned cow/calf operation in Osage County, Missouri. Mr. Klebba is a former member of the board of the American Bankers Association and a former chairman of the Missouri Bankers Association, and is currently the chairman of the Board of Regents of the State Technical College of Missouri, a member of the board of the Missouri Higher Education Savings Program, as well as a board member of a number of charitable organizations. Mr. Klebba’s position as an officer of a member institution and his involvement in and knowledge of financial management, as indicated by his background, support his qualifications to serve on our Board of Directors.
James G. Livingston has served as executive vice president, senior vice president, and vice president at Zions Bank, a division of ZB, N.A., located in Salt Lake City, Utah, since 2017, 2011 and 2005, respectively. Prior to joining Zions in 2005, Mr. Livingston worked for Ziff Brothers Investments, in New York City. He has also been an assistant professor of accounting at Southern Methodist University in Dallas, Texas. Mr. Livingston was elected to the Seattle Bank’s board from the state of Utah in 2007 and served on the Seattle Bank’s board until the Merger in 2015. Mr. Livingston’s position as an officer of a member institution and his involvement and knowledge of auditing, accounting, derivatives, as well as, financial, organizational, and risk management experience, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Audit Committee.
Lauren M. MacVay has more than 22 years of banking experience and is currently the CEO of True North Federal Credit Union in Juneau, Alaska. She has held this position since 2004. Prior to her current role, she held various leadership and management roles after joining True North Federal Credit Union in 1995. Before relocating to Alaska and beginning her banking career, Ms. MacVay was a practicing attorney in Pennsylvania for several years. Currently, Ms. MacVay serves as chair of the Alaska Credit Union League and chair of the Juneau Economic Development Council Board of Directors. Additionally, she is the treasurer of the Glacier Valley Rotary and Juneau Youth Service boards. Ms. MacVay’s position as an officer of a member institution and her involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve on our Board of Directors.

Michael W. McGowan has served as chair and CEO of Daniel Capital Management Limited, a global business and information technologies consulting firm, since 2007. He is also currently a principal in two software development companies, General UI, Seattle, Washington and BuildCapture.com, Missoula, Montana. He was the primary founder of Nova Biosource Fuels, Inc. a publicly traded renewable energy company and continues to be involved in developing sustainable resource companies. Prior to entering the technology sector, from 1997 to 2007, Mr. McGowan worked in the banking and financial management industry as an investment advisor and trust officer. Mr. McGowan was elected to the Seattle Bank’s board in 2012 and served on the Seattle Bank’s board until the Merger in 2015. Mr. McGowan’s experience and knowledge of capital markets, information technology (cybersecurity), and strategic business planning support his qualifications to serve as an Independent Director on our Board of Directors. He currently serves as vice chair of the Business Operations and Technology Committee.
Elsie M. Meeks served as state director of the United States Department of Agriculture (USDA) in South Dakota from July of 2009 to 2015. Prior to joining the USDA, Ms. Meeks was the president and CEO of First Nations Oweesta Corporation. She was active in the development and management of Lakota Funds, a small business and microenterprise development financial institution on the Pine Ridge Indian Reservation in South Dakota and has served as its board chairwoman since 2015. Ms. Meeks served on the U.S. Commission on Civil Rights, completing a six-year term. She is a recent past director of the Northwest Area Foundation based in St. Paul, Minnesota. She has served as a director or council member of several national Native American organizations and currently is chair of the Advisory Council for the Federal Reserve Bank of Minneapolis’ Center for Indian Country Development. Ms. Meek’s involvement in and knowledge of economic development and community management, as indicated by her background, support her qualifications to serve as a Public Interest Independent Director on our Board of Directors. She currently serves as chair of the Housing and Community Investment Committee.
Cynthia A. Parker has served as president and CEO of BRIDGE Housing Corporation, one of the nation’s largest owners and developers of affordable housing, headquartered in San Francisco, California, since 2010. Previously, Ms. Parker served as regional president for Mercy Housing Inc., a nonprofit organization that develops affordable housing, from 2008 to 2010, and as senior vice president of the affordable housing and real estate group of the Seattle-Northwest Securities, an investment banking firm, between 2002 and 2008. She is currently a director of the National Affordable Housing Trust, the Housing Partnership Network, and Stewards of Affordable Housing for the Future. Ms. Parker was elected to the Seattle Bank’s board in 2008 and served on the Seattle Bank’s board until the Merger in 2015. Ms. Parker’s involvement in and experience in representing community interests in housing, and knowledge of human resources and compensation practices, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors.
John H. Robinson has served as chair of Hamilton Ventures, LLC, a consulting and investment company in Kansas City, Missouri, since 2004. Mr. Robinson is an engineer with international experience as chairman of EPCglobal Ltd in Sheffield, England, from 2003 to 2004, and executive director of Amey Plc in London, England, from 2000 to 2002. He was managing partner and vice chair of Black & Veatch, Inc. from 1989 to 2000. He serves on the board of directors of Olsson Associates, Alliance Resources MLP, and Coeur Mining. Mr. Robinson’s involvement in and knowledge of financial management, project development, and organizational management, as indicated by his background, support his qualifications to serve as an Independent Director on our Board of Directors. He currently serves as chair of the Human Resources and Compensation Committee.
Robert A. Stuart has served as president and CEO of OnPoint Community Credit Union in Portland, Oregon, since 2006. Prior to his current role, Mr. Stuart spent 15 years serving in various executive positions with Bank of America. Most recently, he served as senior vice president, consumer banking for the Portland metropolitan Oregon market. Mr. Stuart currently co-chairs the Northwest Credit Union Association Oregon Governmental Affairs Committee. He also serves on the boards of PSCU Financial Services and Oregon Wildlife Heritage Foundation. Mr. Stuart previously served on the Federal Reserve Bank of San Francisco District Community Depository Institutions Advisory Council, the board of the Community Credit Union of America, and the advisory boards of the Credit Union National Association Cabinet, Fiserv (XP) Financial Services Platform, and Filene Research Institute. Mr. Stuart’s position as an officer of a member institution and his involvement in and knowledge of auditing and accounting, as well as, financial, organizational, and risk management experience, as indicated by his background, support his qualifications to serve on our Board of Directors.
David F. Wilson is currently, and has been, the CEO of Wilson Construction, LLC, a residential and commercial development company in Ketchum, Idaho, since 1977. Mr. Wilson served on Idaho Housing and Finance from 2004 until 2016, and was chairman of the board from 2010 until 2016. He currently serves on Idaho Dept. of Commerce economic advisory council for region 7. He has developed affordable housing in Idaho. Mr. Wilson served as mayor of City of Sun Valley from 1999-2004 and was a City of Sun Valley Council Member from 1990-1999. He is also an active member of the National Association of Home Builders (NAHB) and served as the organization’s president in 2005. Currently, he is a NAHB senior life director and chair of the Home Building Industry Disaster Relief Fund. Mr. Wilson was elected to the Seattle Bank’s board in 2007 and served on the Seattle Bank’s board until the Merger in 2015. Mr. Wilson’s experience in representing community interests in housing support, as indicated by his background, supports his qualifications to serve as an Independent Director on our Board of Directors.

Executive Officers
The following persons currently serve as executive officers of the Bank:

			Position Held
Executive Officer	Age	Position Held	Since
Michael L.Wilson	61	President and Chief Executive Officer	April 2016
Joseph E. Amato	59	Executive Vice President and Chief Financial Officer	May 2016
Daniel D. Clute	52	Executive Vice President and Chief Business Officer	October 2012
Sunil U. Mohandas	58	Executive Vice President and Chief Risk and Compliance Officer	October 2017
Dusan Stojanovic	58	Executive Vice President and Chief Operating Officer	June 2017
Nancy L. Betz	59	Senior Vice President and Chief Human Resources and Administrative Officer/Office of Minority Women Inclusion	June 2017
Aaron B. Lee	45	Senior Vice President, General Counsel, and Corporate Secretary	March 2013
Kelly E. Rasmuson	55	Senior Vice President and Chief Audit Executive	June 2016
Michael L. Wilson has been President and CEO of the Bank since April 2016. Mr. Wilson joined the Bank in June 2015 as President after the Merger. Previously Mr. Wilson was president and CEO of the Seattle Bank from 2012 until its merger into the Des Moines Bank in June 2015, and from 2006 to 2012 he was Executive Vice President and the Chief Business Officer (CBO) of the Des Moines Bank. During his prior role as CBO, Mr. Wilson was responsible for business activities that served the Bank’s members and their communities. Before joining the Des Moines Bank in 2006, Mr. Wilson was a senior executive vice president and the COO of the Federal Home Loan Bank of Boston (Boston Bank), where he worked for 12 years. In addition, he served as the Boston Bank’s executive vice president for Finance from 1997 to 1999 and senior vice president for planning and research from 1994 to 1997. Prior to his service at the Boston Bank, he was the director of the Office of Policy and Research at the Federal Housing Finance Board in Washington, D.C. Mr. Wilson currently serves on the Board of Directors of the Federal Home Loan Bank Office of Finance, the fiscal agent for the FHLBank System, and the board of the Greater Des Moines Habitat for Humanity. Mr. Wilson has a B.A. in economics and political science from the University of Wisconsin-Milwaukee and an M.S. in economics from the University of Wisconsin-Madison.
Joseph E. Amato has served as Executive Vice President and CFO since May 2016. In his role, Mr. Amato has management responsibility for accounting and financial reporting, treasury and capital markets, strategic planning, and portfolio strategy. Mr. Amato has nearly 30 years of experience in a variety of senior finance and capital market roles. Prior to joining the Bank, Mr. Amato was at Freddie Mac from 2001 until 2016, most recently serving as senior vice president, CFO investments and financial planning. At Freddie Mac, Mr. Amato also held senior roles in financial planning and analysis, finance, capital management, and equity finance. Prior to joining Freddie Mac, Mr. Amato served as CEO and co-founder of NextFinance, an e-commerce company from 2000 to 2001. From 1987 to 2000, Mr. Amato served in various capacities at Fannie Mae including vice president for financial transactions and portfolio strategy, along with roles in regulatory policy and treasury. Mr. Amato received a B.A. degree in Business Administration from the University of Maryland in 1984 and received his Masters of Business Administration (MBA) from the George Washington University, District of Columbia in 1987.
Daniel D. Clute has served as Executive Vice President and CBO since October of 2012. Mr. Clute is responsible for the Bank’s credit and mortgage sales, marketing communications, community investment, and government and external relations. He joined the Bank in August 2011 as Senior Vice President and Director of Communications and External Relations. Prior to joining the Bank, his career included senior roles in treasury, corporate finance, public affairs, and elected public service. From 2007 to 2011, he served as vice president and treasurer of Wells Fargo Financial, Inc., a unit of Wells Fargo & Company, where he was responsible for funding, treasury operations, and asset-liability management. From 2000 to 2007, Mr. Clute served in several roles at Citigroup, including as the senior finance and administrative officer for a Citi Cards operations center and the state director of public affairs for Citigroup businesses in Iowa. From 1989 to 2000, he served in several management roles at Wells Fargo Financial, Inc. in its treasury operations. Mr. Clute served as an elected member of the Iowa House of Representatives from 2007 to 2009 and prior to that was an elected member of the Clive, Iowa, City Council from 2002 to 2007. He also has a long history of non-profit board of director leadership, including president of the board of directors of Habitat for Humanity of Iowa, Inc. He was appointed by the governor of Iowa in 2012 to a four-year term on the Board of Directors of the Iowa Student Loan Liquidity Corporation. Mr. Clute received his undergraduate and MBA degrees from the University of Iowa in 1988 and 1989, respectively.

Sunil U. Mohandas is currently serving as Executive Vice President and Chief Risk and Compliance Officer (CRCO). Mr. Mohandas has responsibility for the Bank’s enterprise risk management area, including credit risk, market risk, operational risk, compliance risk, and model risk. He joined the Bank in September 2015 as Vice President and Market Risk Officer and was appointed to Executive Vice President and CRO in June 2017. In October 2017, Mr. Mohandas was appointed to CRCO. Prior to joining the Bank in September 2015, he served as senior vice president and chief risk manager at Sumitomo Mitsui Trust Bank in New York City from February 2014 until August 2015. Mr. Mohandas also held various risk management positions during his 11-year tenure with the FHLBank of Indianapolis (Indianapolis Bank) from December 2002 to January 2014, including three years as senior vice president and chief risk officer from January 2011 to January 2014. In addition, he worked at Citibank and Dai-Ichi Kangyo Bank (now Mizuho Bank), in the risk management area in New York City from April 1995 until November of 2002. Mr. Mohandas is a Chartered Financial Analyst (CFA). He has a Bachelor’s Degree of Technology in Mechanical Engineering from the Indian Institute of Technology in Bombay, India. Mr. Mohandas earned a Ph.D. in Mechanical and Aerospace Engineering from the University of Missouri.
Dusan Stojanovic has served as Executive Vice President and COO since June 2017. He has management responsibility for information technology and information security, as well as member and financial operations. Mr. Stojanovic joined the Bank as the Bank’s Financial Risk Officer in March 2008. From 2009 through May 2017, Mr. Stojanovic served as CRO. Prior to joining the Bank, Mr. Stojanovic held a variety of regulatory risk management and model validation positions with the Federal Reserve Bank of Chicago from 2006 to 2008, Federal Reserve Bank of Richmond from 2005 to 2006, and Federal Reserve Bank of St. Louis from 1995 to 2003. From 2003 to 2004, Mr. Stojanovic served as the vice governor for banking supervision at the National Bank of Serbia. Mr. Stojanovic received his undergraduate degree in Economics from the University of Belgrade and his M.A. and Ph.D. degrees in Economics from Washington University in St. Louis, Missouri. He also holds the Chartered Financial Analyst (CFA) designation from the CFA institute.
Nancy L. Betz has been with the Bank since April 2004 and is currently serving as Senior Vice President and Chief Human Resources and Administrative Officer/Office of Minority and Women Inclusion, a position she has held since June 2017. Ms. Betz joined the Bank as Director of Human Resources and became Senior Vice President in September of 2007. Ms. Betz has management responsibility for the human resources department, facilities administration, diversity and inclusion, and employee communications. Prior to joining the Bank, she worked as director of human resources at Wells Fargo Home Mortgage and DuPont Pioneer. During her tenure at DuPont Pioneer, she held a variety of positions, including global human resources for the sales and marketing division and had oversight responsibilities for corporate learning and development. Her leadership responsibilities have involved aligning human capital and workforce strategies, including diversity and inclusion with the business strategy. Ms. Betz received her undergraduate degree in Business Management and an M.S. in Adult Education/Learning and Development from Drake University.
Aaron B. Lee is currently serving as Senior Vice President, General Counsel and Corporate Secretary, a position he has held since March 2013. Mr. Lee joined the Bank in August 2005 as Associate General Counsel and became General Counsel and Corporate Secretary in March of 2010. In this role, he has direct responsibility for the Legal Department. Prior to joining the Bank, Mr. Lee worked in private practice as an associate attorney with the law firm of Harris, Mericle & Wakayama PLLC in Seattle, Washington. He received his undergraduate degree from the University of Iowa and his Juris Doctor degree from DePaul University College of Law in Chicago, Illinois.
Kelly E. Rasmuson joined the Bank in September 2006 and is currently serving as Senior Vice President and Chief Audit Executive. Mr. Rasmuson joined the Bank as director of Internal Audit and became Senior Vice President in September 2007. Mr. Rasmuson has management responsibility for the Internal Audit Department. Prior to joining the Bank, Mr. Rasmuson held positions of increasing responsibility with the internal audit department at Principal Financial Group in Des Moines, Iowa from 1997 to 2006. Before moving to Iowa, he worked in a variety of positions at multiple companies in Columbus, Ohio, including audit roles with one of the large international accounting firms. Mr. Rasmuson received his undergraduate degree from the University of Northern Iowa and his MBA from Xavier University. He is also a Certified Internal Auditor and CPA.
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

Audit Committee
The purpose of the Audit Committee is to assist the Board of Directors in fulfilling its review and oversight responsibilities for (i) the integrity of the Bank’s financial statements and financial reporting process and systems of internal accounting and financial reporting controls, (ii) the independence, scope of audit services, and performance of the Bank’s internal audit function as well as the appointment or replacement of the Bank’s chief audit executive, (iii) the selection and replacement, qualifications, independence, scope of audit, and performance of the Bank’s external auditor, (iv) the Bank’s compliance with laws, regulations and policies, including the Code of Ethics, (v) the procedures for complaints regarding questionable accounting, internal accounting controls, and auditing matters, and oversight of fraud investigations, and (vi) the Bank’s and Audit Committee’s compliance with the Finance Agency’s Examination Guidance for the examination of accounting practices. The Audit Committee has adopted a charter outlining its roles and responsibilities, which is available on our website at www.fhlbdm.com. The information contained in or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC. The members of our Audit Committee for 2018 are W. Douglas Hile (chair), James G. Livingston (vice chair), Ruth B. Bennett, Steven L. Bumann, David J. Ferries, John F. Kennedy, Sr., John A. Klebba, and Elsie M. Meeks. The Audit Committee held a total of five in-person meetings and nine telephonic meetings in 2017. As of February 28, 2018, the Audit Committee has held one in-person meeting and is scheduled to hold five in-person meetings and seven telephonic meetings throughout the remainder of 2018. Refer to Exhibit 99.1 of this 2017 Annual Report for the Audit Committee Report.
Audit Committee Financial Expert
Our Board of Directors determined that the following members of its Audit Committee qualify as audit committee financial experts under Item 407(d)(5) of Regulation S-K: Ruth Bennett, Steven Bumann, David Ferries, Douglas Hile, John Kennedy, James Livingston, and Elsie Meeks. Refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence” for details on our director independence. For information concerning the experience through which these individuals acquired the attributes required to be deemed financial experts, refer to the biographical information in this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis section provides information related to the administration of our executive compensation policies and programs. We believe we have historically taken a prudent and effective approach to executive compensation with practices aligned with the Finance Agency’s guidance on FHLBank executive compensation.

This Compensation Discussion and Analysis includes the following parts:

i.	Compensation Philosophy - provides detail on the framework we use when making executive compensation decisions.

ii.
Elements of Executive Compensation - provides a discussion of each element of compensation payable to our named executive officers (NEOs), comprised of our President and CEO, CFO, COO, CBO, CRCO, and former Director, Western Office and provides greater detail on our approach, structure, and practices with regard to executive compensation.

iii.	Finance Agency Oversight - Executive Compensation - provides detail on the Finance Agency regulations relating to executive compensation.

iv.
Roles and Responsibilities of the Human Resources and Compensation Committee (Compensation Committee) and Management in Establishing Executive Compensation - provides detail on the role of the Compensation Committee and management in making executive compensation decisions and explains why we determined executive compensation payouts in 2017 were appropriate.

v.	Analysis Tools the Compensation Committee Uses - provides detail on how the Compensation Committee utilizes information and tools to arrive at executive compensation decisions.

vi.	Compensation Decisions in 2017 - describes the compensation paid and the benefits made available to our NEOs during 2017.

vii.	Benefits and Retirement Philosophy - provides detail on the retirement programs offered to NEOs.

viii.	Potential Payments upon Termination or Change of Control - provides information on the termination payments and benefits that would be payable to each NEO, as applicable.

ix.	Director Compensation - provides detail on the compensation paid to the members of our Board of Directors in 2017 and the director fee schedule for 2018.

x.
Compensation Committee Report - outlines the Compensation Committee’s recommendation to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

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

Our executive compensation program is designed to do the following:

i.	Attract, reward, retain, and engage experienced, highly-qualified NEOs critical to our long-term success and enhancement of our member value.

ii.	Link executive compensation to Bank performance while monitoring the Bank’s exposure to risk.

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

In 2017, we implemented our executive compensation philosophy to provide competitive compensation to our NEOs that was linked to the achievement of objectives of the Bank performance.

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

BASE SALARY

Base salary is a fixed component of our NEOs’ total compensation that is intended to provide a level of compensation necessary to attract and retain highly-qualified executives. The Compensation Committee reviews the level of base salaries annually and approves and recommends to the Board adjustments to base salaries for our NEOs.

Each NEO’s minimum base salary was established by their respective employment agreement with us, except for the CRCO and Director, Western Office, who did not have employment agreements with us during 2017. Our former Market Risk Officer, Sunil Mohandas, was promoted to CRCO during 2017. At the beginning of 2017, his base salary was determined by Dusan Stojanovic, our COO, who was then our CRO, at the time of base salary increases. The former Director, Western Office, who resigned effective May 30, 2017, did not have an employment agreement with us and his base salary was established by the CBO. For further information regarding base salary and the terms of the employment agreements, see the narrative discussion following the “Summary Compensation Table” in this Item 11.

INCENTIVE PLAN

In December 2016, the Compensation Committee approved the 2017 Incentive Plan (IP). In February 2017, the Compensation Committee approved the Bank-wide Goal measures. The IP includes an annual cash incentive and a deferred cash incentive. Under the IP, our NEOs are required to defer 50 percent of their total cash incentive for three years following the end of the performance plan period. The 2017 deferred opportunities are payable in 2021. The deferred awards are not finally earned until completion of the respective performance periods and are subject to the quarterly average of our EVCS in 2020 and approvals by the Compensation Committee and Board of Directors in 2021. We define EVCS as the net present value of expected future cash flows of our assets and liabilities (excluding mandatorily redeemable capital stock), discounted at our cost of funds, divided by the total shares of capital stock (including mandatorily redeemable capital stock) outstanding. This measurement reduces the impact of day-to-day price changes that cannot be attributed to any of the standard market factors, such as movements in interest rates or volatilities. Thus, EVCS provides an estimated measure of the long-term value of one share of our capital stock. We believed that tying the amount of the final awards to the level of our EVCS in 2017 ensured that our participating NEOs continued to operate the Bank in a profitable, prudent manner without taking unnecessary or excessive risk. It also discouraged our NEOs from taking short-term measures in 2017 that could have negatively impact longer-term Bank performance. We received a non-objection letter from the Finance Agency for our 2017 IP in March of 2017.

For additional information about our Bank-wide Goals, see “Establishment of Performance Measures for the IP” in this Item 11. For more information relating to estimated IP awards, see “Components of 2017 Non-Equity Incentive Plan Compensation” in this Item 11.

RETIREMENT BENEFITS

As a result of the Merger with the Seattle Bank, we have two qualified defined benefit pension plans under the same multiemployer plan, the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan): the Des Moines DB Plan and the Seattle DB Plan (DB Plans). In 2016, our Board of Directors elected to freeze the DB Plans effective January 1, 2017. The decision was driven by the volatility and cost of the DB Plans, the determination that the DB Plans are no longer a differentiator in attracting talent, and the understanding that our total compensation is very competitive compared to our peers. After the plan freeze, participants do not accrue any new benefits under the Pentegra DB Plan. In addition to the DB Plans, we have one qualified defined contribution benefit plan, the Federal Home Loan Bank of Des Moines 401(k) Savings Plan (DC Plan). The Bank also offers the Benefit Equalization Plan (BEP), a nonqualified retirement plan which includes both a nonqualified defined contribution plan and a nonqualified defined benefit plan. The BEP allows the NEOs to receive amounts they would have been entitled to receive under the DB Plans and/or the DC Plan had the plans not been subject to Internal Revenue Code contribution limitations. In August of 2016, the Bank’s Board of Directors elected to freeze the BEP defined benefit plan effective January 1, 2017 in conjunction with the freeze of the DB Plans. After the freeze, participants no longer accrue new benefits under the BEP defined benefit plan.

The table below shows which retirement plans each NEO participates in:

Named Executive Officer	Principal Position	Retirement Plan
Michael L. Wilson	President and CEO	b, c, d, e
Joseph E. Amato	CFO	c, e
Dusan Stojanovic	COO	a, c, d, e
Daniel D. Clute	CBO	c, e
Sunil U. Mohandas	CRCO	c, e
Glen D. Simecek	Director, Western Office	b, c

a) Des Moines DB Plan
b) Seattle DB Plan
c) DC Plan
d) BEP DB Plan
e) BEP DC Plan

HEALTH AND WELFARE BENEFITS

Our NEOs are eligible for the same medical, dental, life insurance, and other benefits available to our full-time employees.

PAYMENTS IN THE EVENT OF TERMINATION

The employment agreements we entered into with certain NEOs governed their compensation for 2017 and provide for payments in the event of termination based on certain triggering events. For additional details, see “Potential Payments Upon Termination or Change of Control” in this Item 11.

PERQUISITES

Our NEOs, except the CRCO and former Director, Western Office, are eligible to receive perquisites in the form of financial planning assistance. In addition, our President and CEO receives a monthly car allowance. These perquisites are provided as a convenience associated with the NEOs overall duties and responsibilities. Our CRCO will be eligible to receive perquisites in the form of financial planning assistance beginning January 1, 2018, when the Bank entered into an employment agreement with our CRCO in connection with his promotion.

Finance Agency Oversight - Executive Compensation

In addition to our internal processes, the Finance Agency has oversight authority over our executive compensation. Beginning in November of 2008, the FHLBanks were directed to provide all compensation actions affecting their five most highly compensated officers to the Finance Agency for prior review.

Applicable rules also establish the following principles for executive compensation:

i.	executive compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions;

ii.	executive compensation should be consistent with sound risk management and preservation of the par value of the FHLBank’s capital stock;

iii.
a significant percentage of an executive’s incentive-based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and

iv.	the Board of Directors should promote accountability and transparency in the process of setting compensation.

Roles and Responsibilities of the Compensation Committee and Management in Establishing Executive Compensation

The Compensation Committee, with the assistance of our President and CEO, approves and recommends to the Board of Directors all compensation decisions for our NEOs at the beginning of the year. Our President and CEO makes recommendations to the Compensation Committee concerning all elements of compensation for our NEOs. Throughout the year, our President and CEO, and the Compensation Committee review, on an informal basis, the performance of our NEOs, future management changes, and other matters relating to compensation. Any employment or severance agreement for our President and CEO is also approved by the Board of Directors.

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

Merit increases are based upon an evaluation of an NEO’s overall performance. Because of our size and the number of NEOs involved, our President and CEO recommends to the Compensation Committee merit increases for the other NEOs who were NEOs at the beginning of the year. The Board of Directors completes an evaluation of our President and CEO’s performance and the Compensation Committee recommends compensation for our President and CEO to the Board of Directors. The Compensation Committee and our President and CEO consider overall performance in the areas of key role responsibilities, our shared values, and strategic responsibilities established for the year, and NEO compensation relative to the market, in analyzing merit increases.

Analysis Tools the Compensation Committee Uses

For 2017, the Compensation Committee engaged McLagan Partners to advise them on executive compensation decisions. This included an analysis of McLagan Partners’ broad-based executive compensation benchmarking survey data to evaluate and advise our Compensation Committee and Board of Directors on whether the objectives of our executive compensation program were being met. This analysis compares the compensation of our NEOs to similar positions in commercial banks, the FHLBank System, and proxy data from publicly traded banks with assets between $10 billion and $20 billion. The market data is calculated with and without the proxy data. Their analysis considers all components of the NEOs’ total compensation except benefits.

When using commercial bank comparisons, our NEOs are compared to divisional positions. For example, a divisional CFO role is compared to our CFO role versus the overall commercial bank CFO role which is larger and broader in scope and responsibility. When using FHLBank System comparisons, our NEOs are compared to the same position within the FHLBanks. For example, our CFO role is compared to other CFO roles in the FHLBank System. When using proxy data comparisons, our President and CEO and CFO are compared to similar roles and the remaining NEOs are compared based on their salary rank within the Bank to the market’s top paid incumbents regardless of position. This proxy data is utilized as a data reference point and not for determining compensation decisions.

Compensation Decisions in 2017

How we compensate our NEOs sets the tone for how we administer pay throughout the entire Bank. For 2017, our Compensation Committee considered numerous factors (including those previously discussed) before deciding on the appropriate total compensation for our NEOs, in the context of the current business, operating, and regulatory environment, which are more fully described in the following narrative.

BASE SALARY LEVELS

The Compensation Committee followed its historical practice of adjusting base salaries after a review of individual performance and current compensation of our NEOs compared to survey data. The Compensation Committee determined increases in our NEOs’ base salaries between zero percent and 11.8 percent for 2017 were appropriate based on (i) our NEOs’ individual performance, contributions to the Bank, length of time in position, and changes in responsibilities, if applicable, (ii) a review of the compensation data paid by other FHLBanks, and (iii) a review of the McLagan Partners’ executive compensation survey data.

For 2017, the following increases were approved for our NEOs effective January 1, 2017. These increases were reviewed by the Finance Agency:

Named Executive Officer	Principal Position	2017 Base Salary Increase from 2016
Michael L. Wilson[1]	President and CEO	11.8%
Joseph E. Amato	CFO	2.2%
Dusan Stojanovic	COO	4.0%
Daniel D. Clute	CBO	—%
Sunil U. Mohandas[2]	CRCO	3.5%
Glen D. Simecek[1]	Director, Western Office	9.1%

1
The larger increases of 11.8 percent and 9.1 percent included a merit and market adjustment for our President and CEO and Director, Western Office, respectively, whose compensation as determined by the Compensation Committee was low compared to the market data for similar positions.

2	Our CRCO’s increase was not provided to the Finance Agency because he was not an NEO at the time.

Effective June 1, 2017, our former CRO, Dusan Stojanovic took a new role at the Bank as COO and our Market Risk Officer, Sunil Mohandas, was promoted to CRO. Mr. Mohandas was appointed to CRCO effective October 1, 2017. They received base salary increases of 7.1 percent and 51.1 percent, respectively, and commensurate with their new responsibilities. These increases were reviewed by the Finance Agency.

ESTABLISHMENT OF PAY TARGETS AND RANGES

IP pay targets established for our NEOs take into consideration total compensation practices (base salary and incentives) of the survey data reviewed. Under the IP, our NEOs are assigned target award opportunities, stated as percentages of base salary. The target award opportunities correspond to the determination made by our Compensation Committee and our President and CEO on each NEO’s level of responsibility and ability to contribute to and influence overall Bank performance. Our CRCO had a blended incentive for 2017 due to his promotion June 1, 2017.

Awards are paid to our NEOs based upon the achievement level of Bank-wide Goals as determined by the Compensation Committee. In addition, 50 percent of the incentive award for participating NEOs, is deferred for three years following the end of the performance period, and subject to our achievement of requisite EVCS levels and Compensation Committee and Board of Directors’ approvals at the time of payment.

The annual and deferred IP award opportunities for our NEOs in 2017 were a percentage of base salary as follows:

Named Executive Officer	Incentive Plan	Threshold	Target	Maximum
Michael L. Wilson	Annual	25.0%	42.5%	50.0%
	Deferred	25.0%	42.5%	50.0%
Joseph E. Amato	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%
Dusan Stojanovic	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%
Daniel D. Clute	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%
Sunil U. Mohandas[1]	Annual	17.1%	25.9%	34.4%
	Deferred	17.1%	25.9%	34.4%
Glen D. Simecek[2]	Annual	—%	—%	—%
	Deferred	—%	—%	—%

1
Mr. Mohandas’ threshold, target, and maximum was 10%, 20%, and 30%, respectively, from January 1, 2017 through May 31, 2017, and 20%, 30%, and 40%, respectively, for the remainder of 2017 following his promotion to CRO effective June 1, 2017. Mr. Mohandas was appointed to CRCO effective October 1, 2017.

2	Mr. Simecek resigned from the Bank effective May 30, 2017 and was not eligible for an incentive in 2017.

ESTABLISHMENT OF PERFORMANCE MEASURES FOR THE IP

In December 2016, the Compensation Committee approved the Bank-wide Goals framework. In February 2017, the Compensation Committee approved the Bank-wide Goal measures for 2017, which are summarized below:

i.	Core Product Utilization is a measure of the usage of the Bank’s core products (advances, LOCs, and MPF/MPP/MPF Xtra) by its members.

ii.	Advance Penetration is a measure of the average advance to assets ratio of the Bank’s depository institution members.

iii.	Operation Risk Management is a measure of the effectiveness of the Bank’s efforts to improve internal operations.

iv.	Financial Management as measured by the effectiveness of the Bank’s efforts to manage market risk, credit risk, and liquidity risk while maintaining an adequate level of capital.

v.
Spread between Adjusted Return on Capital Stock and average 3-month LIBOR is a measure of profitability in which GAAP net income is adjusted for certain volatile and non-recurring items as disclosed in the Bank’s SEC reporting documents on Form 10-K and Form 10-Q. For additional information on our adjusted earnings measure, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Adjusted Earnings.”

vi.	Market Value of Capital Stock is a measure to ensure the Bank can always repurchase or redeem capital stock at par.

vii.	Diversity and Inclusion is a measure of our progress on diversity and inclusion initiatives. (This goal applies to the NEOs.)

The Bank’s IP design has historically included Bank-wide Goals. This plan design has resulted in positive results for the Bank and reasonable payouts to our participating NEOs. We believe this plan design has accomplished and driven the behaviors of all employees, including our NEOs, in accordance with our Board of Directors’ expectations.

For 2017, NEO incentive awards are tied entirely to achievement of Bank-wide Goals. This weighting was determined by the Compensation Committee based upon the relative need for our NEOs to focus on certain strategic imperatives and/or strategies contained in our Strategic Business Plan. The Compensation Committee determined not to include an Individual/Team Goal component of the Bank’s IP design because it was subjective.

When establishing the Bank-wide IP performance goals, the Compensation Committee and the Board of Directors anticipated that we would reasonably achieve the target level of performance aligned with objectives contained in our Strategic Business Plan. The maximum level provides a goal that is anticipated to be more challenging to reach, based on the previous year’s performance results and current market trends and conditions. The Bank-wide Goal incentive awards are paid based on the actual results we achieve. The weightings for each goal area are generally aligned with our Strategic Business Plan and areas of key focus, such as delivering member value and managing risk.

The 2017 to 2019 Strategic Business Plan was approved by the Board of Directors in December of 2016, and included the following strategic imperatives for which strategies and action items were developed:

i.	Financial Management

ii.	Member Focus

iii.	People and Culture

iv.	Public Mission

v.	Operational Excellence

The Bank-wide performance goals were aligned with the focus areas of Financial Management, Member Focus, Operational Excellence, and People and Culture.

2017 IP PERFORMANCE RESULTS

On a regular basis during 2017, management provided an update to the Board of Directors on the status of performance relative to Bank-wide Goals. The following table provides the 2017 IP Bank-wide Goals for our NEOs approved by the Board of Directors in January 2017 as well as our performance results for 2017:

Bank-wide Goals	2017 Results	Threshold	Target	Maximum
Core Product Utilization (15% Weight)	65.6%	60.2%	65.7%	67.2%
Advance Penetration (15% Weight)	2.78%	2.03%	2.83%	3.04%
Operational Risk Management (10% Weight)	4/5	3/5	4/5	5/5
Operational Risk Management - UDA Control Environment Management (15% Weight)	3/5	3/5	4/5	5/5
Financial Management (10% Weight)	5/5	3/5	4/5	5/5
Spread between Adjusted Return on Capital Stock and average 3-month LIBOR (15% Weight)	6.78%	2.28%	5.17%	6.93%
MVCS (10% Weight)	$128.2	$100.0	$117.9	N/A
Diversity and Inclusion (10% Weight)	4/5	3/5	4/5	5/5

At its January 2018 conference call meeting, the Compensation Committee determined the Bank-wide Goals achievement results for the incentive awards that would be paid out to participating NEOs for the 2017 performance year. The incentive awards were based on the pay targets, ranges, and performance measures established by the Board of Directors and management, as appropriate, for 2017.

The overall weighted achievement of the Bank-wide Goals was 97.51 percent of target for our President and CEO, and 102.50 percent for the CFO, COO, CBO, and 103.76 percent for our CRCO. As a result of the Bank’s performance based on achievements related to Bank-wide Goals, the Compensation Committee awarded each NEO the amounts identified in the following table, subject to the Finance Agency’s non-objection:

Named Executive Officer	Bank-wide Performance Award[1]	Percent of Base Salary
Michael L. Wilson	$667,222	83%
Joseph E. Amato	282,910	62
Dusan Stojanovic[2]	233,196	62
Daniel D. Clute	215,258	62
Sunil U. Mohandas[3]	159,534	53
Glen D. Simecek[4]	—	—

1	The Bank-wide Performance Award consists of annual incentive (50 percent of total incentive), paid in 2018 and deferred incentive (50 percent of total incentive), paid in 2021.

2	Effective June 1, 2017, Dusan Stojanovic became the COO.

3	Effective October 1, 2017, Sunil U. Mohandas became the CRCO.

4	Mr. Simecek resigned from the Bank effective May 30, 2017 and was not eligible for an incentive in 2017.

The following table provides compensation information for our NEOs for the years ended December 31, 2017, 2016, and 2015:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Non-Qualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Michael L. Wilson[4]	2017	$805,000	$—	$667,222	$386,000	$83,785	$1,942,007
President and CEO	2016	720,000	—	751,012	982,000	70,610	2,523,622
	2015	420,000	—	329,412	222,250	175,943	1,147,605
Joseph E. Amato[5]	2017	460,000	—	282,910	—	63,220	806,130
CFO	2016	300,000	192,500	181,740	—	212,482	886,722
Dusan Stojanovic[6]	2017	379,167	—	233,196	125,000	42,621	779,984
COO	2016	350,000	—	295,524	281,000	26,826	953,350
	2015	315,000	—	198,907	112,000	24,867	650,774
Daniel D. Clute	2017	350,000	—	215,258	—	44,312	609,570
CBO	2016	350,000	750	287,311	—	38,027	676,088
	2015	325,000	—	208,256	—	36,347	569,603
Sunil U. Mohandas[7]	2017	299,344	—	159,534	—	36,403	495,281
CRCO
Glen D. Simecek[8]	2017	173,558	—	—	—	807,030	980,588
Director, Western Office	2016	258,906	—	157,602	154,000	15,626	586,134

1	The components of this column for 2017 are provided in the “Components of 2017 Non-Equity Incentive Plan Compensation” table on the following page.

2
Represents the change in value of the DB Plans and the BEP DB Plan. All earnings on non-qualified deferred compensation are at the market rate. Mr. Wilson’s 2016 amount was revised by an immaterial amount from what was disclosed in the 2016 10-K to include the change in value of the Seattle BEP DB Plan.

3	The components of this column for 2017 are provided in the “Components of 2017 All Other Compensation” table on the following page.

4
Mr. Wilson’s 2015 salary, non-equity incentive, and change in accrued pension value, non-qualified deferred compensation earnings and all other compensation are based on the period of his employment with the Bank, from June 1, 2015 through December 31, 2015.

5
Mr. Amato’s 2016 salary, non-equity incentive, and change in accrued pension value, non-qualified deferred compensation earnings, and all other compensation are based on the period of his employment with the Bank from May 2, 2016 through December 31, 2016. Mr. Amato also received a one-time bonus related to the start of his employment with the Bank.

6	Effective June 1, 2017, Mr. Stojanovic became the COO.

7	Effective October 1, 2017, Mr. Mohandas became the CRCO.

8	Mr. Simecek resigned effective May 30, 2017. His 2017 salary and all other compensation are based on the period of his employment with the Bank from January 1, 2017 through May 30, 2017.

COMPONENTS OF 2017 NON-EQUITY INCENTIVE PLAN COMPENSATION

Named Executive Officer	Annual Incentive	Deferred Incentive[1]	Total
Michael L. Wilson	$333,611	$333,611	$667,222
Joseph E. Amato	141,455	141,455	282,910
Dusan Stojanovic	116,598	116,598	233,196
Daniel D. Clute	107,629	107,629	215,258
Sunil U. Mohandas	79,767	79,767	159,534
Glen D. Simecek	—	—	—

1
The deferred incentive amounts were earned as of December 31, 2017, but will not be paid until 2021, and remain subject to modification and forfeiture under the terms of the IP. For the NEOs, the deferred incentive is 50 percent of the total incentive earned in 2017.

COMPONENTS OF 2017 ALL OTHER COMPENSATION

	Bank Contributions to Vested Defined Contribution Plans
Named Executive Officer	DC Plans	BEP DC Plan	Termination of Employment[1]	Perquisites and Other Personal Benefits[2]	Total
Michael L. Wilson	$22,600	$52,185	$—	$9,000	$83,785
Joseph E. Amato	21,701	24,987	—	16,532	63,220
Dusan Stojanovic	21,975	18,371	—	2,275	42,621
Daniel D. Clute	22,600	21,437	—	275	44,312
Sunil U. Mohandas	22,542	13,646	—	215	36,403
Glen D. Simecek[1]	24,241	—	781,664	1,125	807,030

1
Mr. Simecek resigned from the Bank effective May 30, 2017. Refer to Post-Employment Compensation of Glen D. Simecek below for additional details on Mr. Simecek’s termination of employment compensation.

2
Perquisites and other personal benefits were less than $25 thousand and less than 10 percent of total perquisites for all NEOs with the exception of Mr. Amato. Perquisites and other personal benefits for Mr. Amato included relocation expenses of $16,232 and a wellness reimbursement of $300.

The following table provides estimated potential payouts under our IP of non-equity incentive plan awards:

2017 Grants of Plan-Based Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Named Executive Officer	Incentive Plan	Threshold	Target	Maximum
Michael L. Wilson	Annual	$201,250	$342,125	$402,500
	Deferred	201,250	342,125	402,500
Joseph E. Amato	Annual	92,000	138,000	184,000
	Deferred	92,000	138,000	184,000
Dusan Stojanovic	Annual	75,833	113,750	151,667
	Deferred	75,833	113,750	151,667
Daniel D. Clute	Annual	70,000	105,000	140,000
	Deferred	70,000	105,000	140,000
Sunil U. Mohandas	Annual	51,102	77,428	102,979
	Deferred	51,102	77,428	102,979
Glen D. Simecek[1]	Annual	—	—	—
	Deferred	—	—	—

1	Mr. Simecek resigned from the Bank effective May 30, 2017.

EMPLOYMENT AGREEMENTS

The employment agreements provide, with respect to each of our NEOs, except the CRCO and former Director, Western Office, who did not have employment agreements with us in 2017, that we shall initially pay the respective NEO an annualized base salary of not less than the amount set forth in the respective agreement. In each case, base salary may only be adjusted upward from the 2017 base salary based on an annual review by the Board of Directors and may not be adjusted downward unless such downward adjustment is part of a nondiscriminatory cost reduction plan applicable to our total compensation budget.

In January 2018, the Bank entered into an employment agreement with our CRCO and a revised employment agreement for our COO in connection with their respective promotions and assignment of other responsibilities. These employment agreements were filed as exhibits to our current report on Form 8-K/A, filed with the SEC on January 19, 2018.

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

Refer to the discussion of IP under “2017 IP Performance Results” in this Item 11 for additional information on the levels of awards under the IP. Actual non-equity incentive award amounts earned for the year ended December 31, 2017 are included in the non-equity incentive plan compensation column under the “Summary Compensation Table” in this Item 11.

The 2017 IP provides that unless otherwise directed by the Compensation Committee, payments under Bank-wide Goals shall be made in a lump sum through regular payroll distribution, as soon as possible after the Board of Directors approves the payout of a particular award, but in no case more than 75 days after the end of the calendar year for which the performance or deferral period is ended.

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

Each employment agreement provides that we or the applicable NEO may terminate employment for any reason (other than good reason or cause) on 60 days written notice to the other party. An applicable NEO may be entitled to certain payments upon termination or change of control. For more information, see “Potential Payments Upon Termination or Change of Control” in this Item 11.

CEO COMPENSATION PAY RATIO

As required by Item 402(u) of Regulation S-K, we are providing the following information:

For fiscal 2017, our last completed fiscal year:

i.	The median of the annual total compensation of all employees of the Bank (other than Mr. Wilson), was $107,198; and

ii.	The annual total compensation of Mr. Wilson, our President and CEO was $1,942,007.

Based on this information, the ratio for 2017 of the annual total compensation of our President and CEO to the median of the annual total compensation of all employees is 18 to 1.

We completed the following steps to identify the median of the annual total compensation of all our employees and to determine the annual total compensation of our median employee and President and CEO:

i. As of December 31, 2017, our employee population consisted of approximately 336 individuals, including any full-time, part-time, temporary, or seasonal employees employed on that date. This date was selected because it aligned with the calendar and fiscal year end and allowed us to identify employees in a reasonably efficient manner.

ii.To find the median of the annual total compensation of all our employees (other than our CEO), we used wages from our payroll records as reported to the Internal Revenue Service on Form W-2 for fiscal 2017. In making this determination, we annualized the compensation of full-time and part-time permanent employees who were employed on December 31, 2017, but did not work for us the entire year. No full-time equivalent adjustments were made for part-time employees.

iii.We identified our median employee using this compensation measure and methodology, which was consistently applied to all our employees included in the calculation.

iv. After identifying the median employee, we added together all of the elements of such employee’s compensation for 2017 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $107,198.

v.With respect to the annual total compensation of our President and CEO, we used the amount reported in the “Total” column of our 2017 Summary Compensation table.

Benefits and Retirement Philosophy

We consider benefits to be an important aspect of our ability to attract and retain qualified employees and therefore we design our programs to be competitive with other financial services businesses. The following is a summary of the retirement benefits that certain NEOs were eligible to receive.

QUALIFIED DEFINED BENEFIT PLANS

All employees who have met the eligibility requirements participate in our DB Plans, administered by Pentegra. In 2016, our Board of Directors elected to freeze the DB Plans effective January 1, 2017. After the plan freeze, participants no longer accrue any new benefits under the Pentegra DB Plan. Our President and CEO, COO, and former Director, Western Office participate in our DB Plans.

The pension benefits payable under the Des Moines DB Plan for the COO were determined using a pre-established formula that provides a retirement benefit payable at age 65 or normal retirement under the plan. The benefit formula is 2.25 percent per each year of the benefit service multiplied by the highest three consecutive years’ average compensation. Average compensation is defined as the total taxable compensation as reported on the IRS Form W-2 (excluding deferred award payouts). In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan. Upon termination of employment prior to age 65, participants meeting the five-year vesting and age 55 early retirement eligibility criteria are entitled to an early retirement benefit. The regular form of retirement benefits provides a single life annuity, with a guaranteed 12-year payment, or additional payment options are also available. The benefits are not subject to offset for Social Security or any other retirement benefits received.

The benefit formula under the Seattle DB Plan for our President and CEO and former Director, Western Office, as amended in August 2013 by the Seattle Bank, was 2.0 percent per each year of the benefit service multiplied by the highest three consecutive years’ average compensation. Compensation is defined as base salary plus overtime, bonuses and incentive compensation, excluding the amounts earned under Long-Term Executive Plans. Early retirement benefit payments are available to vested participants at age 45. However, early retirement benefit payments will be reduced by 3 percent for each year the participant is under age 65 when payments commence. If a participant has a combined age and service of at least 70 years (rule of 70) with a minimum age of 50, this reduction is 1.5 percent for each year the participant is under age 65 when benefit payments commence. The Rule of 70 only applies to benefits accrued prior to August 1, 2013. Our President and CEO and Director, Western Office, who resigned effective May 30, 2017, are eligible for the Rule of 70.

NON-QUALIFIED DEFINED BENEFIT PLANS

Certain NEOs participating in the BEP also participate in the BEP DB Plan. Our BEP DB Plan is an unfunded, non-qualified pension plan. In 2016, our Board of Directors elected to freeze the BEP DB Plan effective January 1, 2017. After the plan freeze, participants no longer accrue any new benefits under the BEP DB Plan. Our President and CEO and COO participate in the BEP DB Plan.

In determining whether a restoration of retirement benefits is due to our participating NEOs, the BEP DB Plan previously utilized the identical benefit formulas applicable to our DB Plans; however, the BEP DB Plan did not limit the annual earnings or benefits of our participating NEOs. Rather, if the benefits payable from the DB Plans were reduced or otherwise limited, our participating NEOs’ lost benefits were payable under the terms of the BEP DB Plan. As a non-qualified plan, the benefits received from the BEP DB Plan do not receive the same tax treatment and funding protection as with our qualified plans. Payment options under the BEP DB Plan include a lump-sum distribution, annuity payments, or installment payment options.

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

2017 Pension Benefits Table
Named Executive Officer[1]	Plan Name	Number of Years Credited Service[4]	12/31/16 Present Value of Accumulated Benefit	12/31/17 Present Value of Accumulated Benefit	Payments During Last Fiscal Year	Change in Present Value of Accumulated Benefit
Michael L. Wilson[2]	Pentegra DB Plan	22.00	$1,626,000	$1,824,000	$—	$198,000
	BEP DB Plan	10.41	1,727,000	1,915,000	—	188,000
Joseph E. Amato[1]	Pentegra DB Plan	—	—	—	—	—
	BEP DB Plan	—	—	—	—	—
Dusan Stojanovic	Pentegra DB Plan	7.75	589,000	671,000	—	82,000
	BEP DB Plan	7.75	443,000	486,000	—	43,000
Daniel D. Clute[1]	Pentegra DB Plan	—	—	—	—	—
	BEP DB Plan	—	—	—	—	—
Sunil U. Mohandas[1]	Pentegra DB Plan	—	—	—	—	—
	BEP DB Plan	—	—	—	—	—
Glen D. Simecek[1,3]	Pentegra DB Plan	19.58	1,158,000	—	(1,602,000)	—
	BEP DB Plan	—	—	—	—	—

1
Only employees hired prior to January 1, 2011 were previously eligible for the Des Moines DB Plan and BEP DB Plan. Mr. Amato, Mr. Clute, and Mr. Mohandas were hired after January 1, 2011 and therefore were not eligible to participate in these plans in 2017. Mr. Simecek was a former Seattle Bank employee and is a participant of the Seattle DB Plan but did not meet the eligibility requirements to participate in the BEP DB Plan.

2	Mr. Wilson’s 12/31/16 Present Value of Accumulated Benefit was revised from what was included in the 2016 10-K by an immaterial amount to include the Seattle BEP DB Plan.

3	The difference between the 12/31/16 present value of accumulated benefit and the payment made to Mr. Simecek represents his earnings during the year.

4	The years of credited service for Mr. Wilson include years credited for prior service earned while employed by FHLBank Boston and FHLBank Seattle.

QUALIFIED DEFINED CONTRIBUTION PLANS

All employees who have met the eligibility requirements may elect to participate in our DC Plan, a retirement savings plan qualified under the Internal Revenue Code. Employees (including NEOs) may receive a match on employee contributions at 100 percent up to six percent of eligible compensation. Employees are eligible for the match immediately and all matching contributions are immediately 100 percent vested. Prior to January 1, 2017, employees hired on or after January 1, 2011 received an additional four percent Bank contribution of eligible compensation to the Des Moines DC Plan at the end of each calendar year. This change was made as a result of changes to the Des Moines DB Plan which excluded employees hired on or after January 1, 2011 from participating in the DB Plan. Effective January 1, 2017, in conjunction with the freeze of the DB plan, all employees now receive an additional four percent Bank contribution of eligible compensation to the DC Plan following the end of each calendar year. Vesting in the additional four percent contribution is 100 percent at the completion of three years of service.

NON-QUALIFIED DEFINED CONTRIBUTION PLANS

NEOs participating in the BEP are eligible to participate in the BEP DC Plan, a non-qualified defined contribution plan that is the same as the DC Plan. The BEP DC Plan ensures, among other things, that participants whose benefits under the DC Plan would otherwise be restricted by certain provisions of the Internal Revenue Code are able to make elective pre-tax deferrals and to receive a matching contribution relating to such deferrals. The investment returns credited to a participating NEO’s account are at the market rate for the NEO’s selected investment. The selections may be altered at any time. Aggregate earnings are calculated by subtracting the 2016 year-end balance from the 2017 year-end balance, less the NEO’s and Bank’s contributions. The Bank immediately matches 100 percent of NEOs’ contributions up to six percent of salary for salary and incentive deferrals.

2017 Non-Qualified Deferred Compensation Table
Named Executive Officer	Executive Contributions In Last FY1	Registrant Contributions In Last FY2	Aggregate Earnings In Last FY	Aggregate (Withdrawals)/Distributions In Last FY	Aggregate Balance At Last FYE
Michael L. Wilson	$61,644	$52,186	$160,584	$—	$1,084,214
Joseph E. Amato	300,728	24,987	95,786	—	654,952
Dusan Stojanovic	247,882	18,371	125,510	—	868,088
Daniel D. Clute	37,958	21,437	28,677	34,613	202,573
Sunil U. Mohandas	179,884	13,646	7,838	—	156,697
Glen D. Simecek[3]	—	—	—	—	—

1
Amounts represent NEO’s contributions for 2017 which includes the base salary deferral into the BEP during 2017 as well as the amount of the 2017 incentive the NEO has deferred into the BEP in 2018. Amounts shown are included in both the “Salary” and “Non-Equity Incentive” columns of the “Summary compensation table” in this Item 11.

2	Amounts shown are included in the “All Other Compensation” column of the “Summary Compensation Table” in this Item 11.

3	Mr. Simecek was not eligible to participate in the BEP DC Plan.

Potential Payments Upon Termination or Change of Control

The following paragraphs set out the material terms relating to termination of each of our NEOs, except our CRCO and Director, Western Office who did not have employment agreements with us at the end of 2017, and the potential compensation that would be due to each upon termination under the current employment agreements or change in control agreements, as applicable. For purposes of the following discussion regarding potential payments upon termination or change of control, the following are the definitions of “Cause,” “Good Reason,” “Disability,” and “Change of Control.” Our CRCO was subject to Bank policies during 2017 that are substantially similar to the following descriptions, and the tables set forth the compensation payable to the CRCO under such policies.

“Cause” generally means a felony conviction, a willful act of misconduct that materially impairs the Bank’s business or goodwill or causes material damage, a willful breach of certain representations in the employment agreement, a willful and continued failure to perform material duties, a willful material violation of the Bank’s Code of Ethics, or receipt by the Bank of any regulatory order that the NEO be terminated or the NEO’s authority be materially reduced.

“Good Reason” generally means a reduction in the NEO’s base salary or incentive plan bonus opportunity, unless as part of a nondiscriminatory cost reduction applicable to the Bank’s total compensation budget, a reduction in the NEO’s corporate officer title, a material change by the Bank in the geographic location in which the NEO is required to perform services or a material breach of the employment agreement, as applicable, by the Bank.

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

These definitions are summaries only and each respective employment agreement between us and our NEOs, as applicable, provides the relevant definitions in full. A copy of the employment agreement for our President and CEO is filed as an exhibit to our current report on Form 8-K, filed with the SEC on June 1, 2015. Copies of the employment agreements for our COO and CBO are filed as exhibits to our quarterly report on Form 10-Q, filed with the SEC on November 12, 2014, and copies of the employment agreement for our CFO is filed as an exhibit to our current report on Form 8-K/A, filed with the SEC on August 5, 2016. In January 2018, the Bank entered into an employment agreement with our CRCO and a revised employment agreement for our COO in connection with their respective promotions and assignment of other responsibilities. These employment agreements were filed as exhibits to our current report on Form 8-K/A, filed with the SEC on January 19, 2018.

TERMINATION FOR CAUSE OR WITHOUT GOOD REASON

If an NEO’s employment is terminated by us for cause or by the NEO without good reason, the employment agreement entitles the respective NEO to the following:

i.	Base salary accrued through the date of termination;

ii.	Accrued but unpaid award(s) under any IP in an amount equal to that which the NEO would have received in the year of termination;

iii.	Accrued and earned vacation through the date of termination; and

iv.	All other vested benefits under the terms of our employee benefit plans, subject to the terms of such plans.

Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2017, the total amounts payable to our NEOs are outlined in the table below:

Named Executive Officer	Severance Pay[1]	Annual Incentive	Deferred Incentive	Vacation Payout[2]	Total
Michael L. Wilson	$—	$—	$—	$142,423	$142,423
Joseph E. Amato	—	—	—	17,190	17,190
Dusan Stojanovic	—	—	—	48,750	48,750
Daniel D. Clute	—	—	—	17,724	17,724
Sunil U. Mohandas	—	—	—	9,760	9,760
Glen D. Simecek[3]	—	—	—	—	—

1
Termination under these circumstances would not result in severance payments from the Bank but would result in salary earned through December 31, 2017, as reflected under the “Salary” column of the “Summary Compensation Table” in this Item 11.

2	This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

3	Mr. Simecek resigned from the Bank effective May 30, 2017.

TERMINATION WITHOUT CAUSE, FOR GOOD REASON, OR FOLLOWING A MERGER/CHANGE IN CONTROL

If, however, the NEO’s employment is terminated by us without cause, by the NEO for good reason, or following a merger/change in control, in addition to the payouts previously mentioned, the NEO would be entitled to severance payments equal to a multiple of the NEO’s base salary and otherwise as follows:

i.
Two times the annual base salary in effect on the date of termination for the President and CEO and one times the annual base salary in effect on the date of termination for the CFO, COO, CBO, and CRCO, or, in the case that the termination occurs within 24 months following a Change of Control, 2.99 times the annual base salary in effect on the date of termination for the President and CEO, two times the annual base salary in effect on the date of termination for the CFO, COO, and CBO; and one times the annual base salary in effect on the date of termination for the CRCO;

ii.
One times the participating NEO’s targeted non-deferred IP award in effect for the calendar year in which the date of termination occurs, or, in the case that the termination occurs within 24 months following a Change of Control, 2.99 times the targeted non-deferred plan award in effect for the calendar year in which the date of termination occurs for the President and CEO, two times the targeted non-deferred plan award in effect for the calendar year in which the date of termination occurs for the CFO, COO, and CBO; and one times the targeted non-deferred plan award in effect for the calendar year in which the date of termination occurs for the CRCO;

iii.	The IP award for the calendar year in which the date of termination occurs and prorated for the portion of the calendar year in which the NEO was employed;

iv.
The accrued but unpaid IP awards covering periods prior to the one in which the NEO’s employment was terminated, calculated in accordance with the terms of the IP as if termination was due to death or disability; and

v.
Any benefits mandated under any applicable health care continuation laws, provided that the continuing bank will continue paying its portion of the medical and/or dental insurance premiums for the NEO for the one-year period following the date of termination.

The IP award would be paid at target based on the calendar year actual results for Bank-wide Goals, and would be paid at the regular time that such payments are made to all employees enrolled in the plans. The base salary amount, the IP award for the calendar year in which the date of termination occurs, and the accrued but unpaid IP awards for any performance period ending prior to the year in which the date of termination occurs would be paid in a lump sum within ten days following the NEO executing a release of claims against us, which would entitle them to the payments described. Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2017, the total amounts payable to our NEOs are outlined in the table below:

Termination Without Cause or For Good Reason
Named Executive Officer	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Michael L. Wilson	$1,610,000	$333,611	$853,736	$142,423	$2,939,770
Joseph E. Amato	460,000	141,455	232,325	17,190	850,970
Dusan Stojanovic	390,000	116,598	435,113	48,750	990,461
Daniel D. Clute	350,000	107,629	420,348	17,724	895,701
Sunil U. Mohandas	350,000	79,767	117,156	9,760	556,683
Glen D. Simecek[2]	—	—	—	—	—

Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2017, the total amounts payable to our NEOs are outlined in the table below:

Termination Without Cause or For Good Reason Following Change in Control
Named Executive Officer	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Michael L. Wilson	$2,406,950	$997,497	$853,736	$142,423	$4,400,606
Joseph E. Amato	920,000	282,910	232,325	17,190	1,452,425
Dusan Stojanovic	780,000	233,196	435,113	48,750	1,497,059
Daniel D. Clute	700,000	215,258	420,348	17,724	1,353,330
Sunil U. Mohandas	350,000	79,767	117,156	9,760	556,683
Glen D. Simecek[2]	—	—	—	—	—

1	This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

2	Mr. Simecek resigned from the Bank effective May 30, 2017.

TERMINATION FOR DEATH, DISABILITY, OR RETIREMENT

If the NEO’s employment is terminated due to death, disability, or qualifying retirement, in addition to the payouts previously mentioned under the section entitled “Termination For Cause or Without Good Reason”, the NEO is entitled to the following:

i.	The IP award for the calendar year in which the date of termination occurs and prorated for the portion of the calendar year in which the NEO was employed;

ii.	To the extent not already paid to the NEO, the accrued but unpaid IP awards covering periods prior to the one in which the NEO’s employment was terminated;

iii.	Other coverage continuation rights that are available to such employees upon death, disability, or retirement, as provided for under the terms of such plans.

Payment of all accrued amounts, other than IP award amounts, shall be paid in lump sum within ten days or no later than the first payroll date on or after the NEO’s date of termination. Payment of all IP award amounts, if any, shall be paid as otherwise provided under the applicable IP.

Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2017, the total amounts payable to our NEOs are outlined in the table below:

Termination by Death, Disability, or Retirement
Named Executive Officer	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Michael L. Wilson	$—	$333,611	$853,736	$142,423	$1,329,770
Joseph E. Amato	—	141,455	232,325	17,190	390,970
Dusan Stojanovic	—	116,598	435,113	48,750	600,461
Daniel D. Clute	—	107,629	420,348	17,724	545,701
Sunil U. Mohandas	—	79,767	117,156	9,760	206,683
Glen D. Simecek[2]	—	—	—	—	—

1	This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

2	Mr. Simecek resigned from the Bank effective May 30, 2017.

Post-Employment Compensation of Glen D. Simecek

On May 18, 2017, the Bank entered into a Severance Agreement and General Release (the “General Release”) with Glen D. Simecek. The General Release provides for, among other terms:

i.A separation date of May 30, 2017;

ii.
The applicable severance benefits provided under the Change in Control Agreement dated as of March 17, 2014 between the Bank and Mr. Simecek, as amended, previously disclosed in the Bank’s annual report on Form 10-K for the year ended December 31, 2016 (filed March 21, 2017), amounting to $781,664;

iii.	The preservation of any vested and accrued benefits under Bank retirement plans amounting to approximately $1,602,000; and
iv.A release of all claims by Mr. Simecek.

Employment Agreement Between Michael L. Wilson and the Bank

The Bank entered into an employment agreement with Michael L. Wilson, effective on consummation of the Merger on May 31, 2015, in order to establish his duties and compensation and to provide for his employment as President of the Bank. In connection with the departure of Richard S. Swanson on June 30, 2016, Mr. Wilson was also appointed CEO.

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

Termination for Cause or Without Good Reason

If Mr. Wilson’s employment is terminated by the Bank for Cause or by Mr. Wilson without Good Reason, the employment agreement entitles Mr. Wilson to the benefits set forth under the heading “Termination for Cause or without Good Reason.”

Termination Without Cause, for Good Reason, Following a Change of Control, or Within a Specified Period of Time Following the Effective Date of the Employment Agreement

If Mr. Wilson’s employment is terminated by the Bank without Cause or by Mr. Wilson for Good Reason, in addition to the payouts previously mentioned under “Termination for Cause or Without Good Reason,” the employment agreement entitles Mr. Wilson to additional amounts, including the benefits set forth under the heading “Termination without Cause, for Good Reason, or following a Merger/Change in Control.”

Termination for Death, Disability, or Retirement

If Mr. Wilson’s employment is terminated due to death, disability, or qualifying retirement, in addition to the payouts described in the section entitled “Termination for Cause or Without Good Reason,” he would also be entitled to the benefits set forth under the heading “Termination for Death, Disability or Retirement.”

Director Compensation

During 2017, the Board of Directors held 6 in-person board meetings and 35 in-person committee meetings. In addition, there were 4 telephonic board meetings and 25 telephonic committee meetings held throughout the year. The following table provides a summary of the number of meetings held by the Audit Committee, Compensation Committee, and Nominating Committee in 2017:

Committee	Number of In Person Meetings	Number of Telephonic Meetings	Total Number of Meetings Held
Audit Committee	5	9	14
Compensation Committee	5	3	8
Nominating Committee	1	4	5

Pursuant to our 2017 Director Fee Policy, Directors receive one quarter of the annual compensation following the end of each calendar quarter. If it is determined at the end of the calendar year that a Director has attended less than 75 percent of the meetings they were required to attend during the year, the Director will not receive the fourth quarter payment for such calendar year.

Directors are expected to attend all Board meetings and meetings of the Committees on which they serve, and to remain engaged and actively participate in all meetings. In addition to our right to withhold fourth quarter annual compensation from a Director, the Board of Directors directs the Corporate Secretary to make any other appropriate adjustments in the payments to any Director who regularly fails to attend Board meetings or meetings of Committees on which the Director serves, or who consistently demonstrates a lack of participation in or preparation for such meetings, to ensure that no Director is paid fees that do not reflect that Director’s performance of his/her duties. To assist the Board in making such determinations, the Corporate Secretary will, on a quarterly basis and prior to payment of the most recently completed quarter’s Director fees, review the attendance of each Director during the quarter and raise any attendance issues identified with the Board Chair. In the event the potential issue involves the Board Chair, the Corporate Secretary will raise such issue with the Board Vice Chair.

Directors are eligible to participate in the Bank’s Deferral Plan for Directors. Under this plan, directors may elect to defer all or a portion of their directors’ fees. Amounts deferred under this plan accrue interest and become payable to the director upon the expiration of the deferral period, which is irrevocably established by the director at the time the director elects to defer director fees. No above-market or preferential earnings are paid on any earnings under the Bank’s Deferral Plan for Directors. The former Des Moines directors were eligible to defer fees under this plan beginning in 2016.

The total expenses paid on behalf of the Board of Directors for travel and other reimbursed expenses for 2017 was $522 thousand and annual compensation paid to the Board of Directors, by position, for 2017 was as follows:

Board of Director Position	2017
Chair	$129,000
Vice Chair	118,500
Audit Committee Chair	113,500
Committee Chairs	108,500
Other Directors	98,000

The following table sets forth each Director’s compensation for the year ended December 31, 2017:

Director Compensation
Director Name	Fees Earned Or Paid In Cash
Dale E. Oberkfell (Chair)	$129,000
Michael J. Blodnick (Vice Chair)	118,500
Ruth B. Bennett	98,000
David P. Bobbitt	98,000
Steven L. Bumann	98,000
Marianne M. Emerson	98,000
David J. Ferries	98,000
Chris D. Grimm	108,500
Eric A. Hardmeyer	108,500
W. Douglas Hile	113,500
Teresa J. Keegan	108,500
Michelle M. Keeley	98,000
John F. Kennedy, Sr.	98,000
Ellen Z. Lamale	108,500
Russell J. Lau	108,500
James G. Livingston	108,500
Mike W. McGowan	98,000
Elsie M. Meeks	98,000
Cynthia A. Parker	98,000
J. Benson Porter	98,000
John H. Robinson	98,000
Joseph C. Stewart III	98,000
Robert A. Stuart	98,000
Robert M. Teachworth	98,000
David F. Wilson	98,000

In October of 2017, the Compensation Committee approved the Director Fee Policy for 2018, subject to the review and comment of the Finance Agency. This policy is listed as an exhibit to this annual report on Form 10-K, incorporated by reference to our Form 8-K filed with the SEC on November 9, 2017. Refer to “Item 15. Exhibits and Financial Statement Schedules” for additional information. Under the policy, the 2018 Director compensation fees increased.

The annual aggregate fees by position are as follows:

Board of Director Position	2018
Chair	$134,000
Vice Chair	123,500
Audit Committee Chair	118,500
Committee Chairs	113,500
Other Directors	103,000

Compensation Committee Report

The Compensation Committee reviewed and discussed the 2017 Compensation Discussion and Analysis set forth in Item 11 with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K. The Compensation Committee includes the following individuals:

Compensation Committee
John H. Robinson (Chair)
David P. Bobbitt (Vice Chair)
Chris D. Grimm
Michelle M. Keeley
Cynthia A. Parker
J. Benson Porter
Robert A. Stuart

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents members (or combination of members within the same holding company) holding five percent or more of our outstanding capital stock at February 28, 2018 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Wells Fargo Bank, N.A.	101 N. Phillips Ave	Sioux Falls	SD	22,610	38.8%
Superior Guaranty Insurance Company[1]	76 Saint Paul St.	Burlington	VT	209	0.4
Wells Fargo Bank Northwest N.A.[1]	299 S. Main St.	Salt Lake City	UT	11	—
				22,830	39.2
All others				35,418	60.8
Total capital stock				58,248	100.0%

1	Superior Guaranty Insurance Company and Wells Fargo Bank Northwest N.A. are affiliates of Wells Fargo Bank, N.A.

Additionally, due to the fact that a majority of our Board of Directors is nominated and elected from our membership, these member directors are officers or directors of member institutions that own our capital stock. The following table presents total outstanding capital stock owned by those members who had an officer or director serving on our Board of Directors at February 28, 2018 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
ZB, National Association	One South Main St.	Salt Lake City	UT	1,860	3.19%
Bank of North Dakota	1200 Memorial Hwy	Bismarck	ND	334	0.58
OnPoint Community Credit Union	2701 N.W. Vaughn St.	Portland	OR	175	0.30
Boeing Employees’ Credit Union	12770 Gateway Dr.	Tukwila	WA	159	0.27
Central Pacific Bank	220 South King St.	Honolulu	HI	65	0.11
BankWest, Inc.	420 S. Pierre St.	Pierre	SD	39	0.07
KleinBank	301 Chestnut St.	Chaska	MN	25	0.04
First Federal Bank & Trust	46 W. Brundage St.	Sheridan	WY	10	0.02
Legends Bank	200 E Main St.	Linn	MO	6	0.01
Fidelity Bank	7600 Parklawn Ave	Edina	MN	6	0.01
BANK	409 Hwy 61 S	Wapello	IA	5	0.01
True North Federal Credit Union	2777 Postal Way	Juneau	AK	2	*
Community 1st Bank	707 North Post St.	Post Falls	ID	1	*
				2,687	4.61
All others				55,561	95.39
Total capital stock				58,248	100.00%

*	Amount is less than 0.01 percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
DIRECTOR INDEPENDENCE
General
As of the date of this annual report on Form 10-K, we have 24 directors, all of whom were elected by our member institutions. Pursuant to the passage of the Housing Act, the Finance Agency implemented regulations whereby all new or re-elected directors will be elected by our member institutions. All directors are independent of management from the standpoint they are not our employees, officers, or stockholders. Only member institutions can own our capital stock. Thus, our directors do not personally own our stock. In addition, we are required to determine whether our directors are independent under three distinct director independence standards. Finance Agency regulations and the Housing Act, which applied Section 10A(m) of the Exchange Act to the FHLBanks, provide independence criteria for directors who serve as members of our Audit Committee. Additionally, SEC rules require our Board of Directors to apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of our directors.
Finance Agency Regulations
The Finance Agency director independence standards prohibit individuals from serving as members of our Audit Committee if they have one or more “disqualifying relationships” with us or our management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by our Board are (i) employment with us at any time during the last five years, (ii) acceptance of compensation from us other than for service as a director, (iii) being a consultant, advisor, promoter, underwriter, or legal counsel for us at any time within the last five years, and (iv) being an immediate family member of an individual who is or who has been, within the past five years, one of our executive officers. The Board assesses the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on our Audit Committee. As of February 28, 2018, all of our directors, including all members of our Audit Committee, were independent under these criteria.
Exchange Act
Section 10A(m) of the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of a reporting company. Under Section 10A(m), in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of February 28, 2018, all of our directors, including all members of our Audit Committee, were independent under these criteria.
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

Our Board has a standing Audit Committee. All Audit Committee members are independent under the Finance Agency’s independence standards and the independence standards under Section 10A(m) of the Exchange Act in accordance with the Housing Act. For the reasons described above, our Board determined none of the current Member Directors serving on the Audit Committee are independent using the NYSE independence standards. The Member Directors serving on the Audit Committee are W. Douglas Hile, James Livingston, Steven Bumann, David Ferries, and John Klebba. Our Board determined, however, the Independent Directors serving on the Audit Committee are independent under the NYSE independence standards. The Independent Directors serving on the Audit Committee are Ruth Bennett, John Kennedy, and Elsie Meeks.
Compensation Committee
The Board has a standing Compensation Committee. Our Board determined all members of the Compensation Committee are independent under the Finance Agency’s independence standards. For the reasons described above, our Board determined none of the current Member Directors serving on the Compensation Committee are independent using the NYSE independence standards. The Member Directors serving on the Compensation Committee are David Bobbitt, Chris Grimm, Benson Porter, and Robert Stuart. Our Board determined the Independent Directors serving on the Compensation Committee are independent under the NYSE independence standards. The Independent Directors serving on the Compensation Committee are John Robinson, Michelle Keeley, and Cynthia Parker.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee pre-approves all audit and permitted non-audit services performed by the Bank’s external audit firm. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee for services with fees below $10,000; however any decisions made must be presented to the Audit Committee at its next regularly scheduled meeting.
The following table sets forth the aggregate fees billed or to be billed by PwC (dollars in thousands):

	For the Years Ended December 31,
	2017	2016
Audit fees[1]	$1,331	$1,264
Audit-related fees[2]	105	48
All other fees	2	2
Total	$1,438	$1,314

1
Represents fees incurred in connection with the annual audit of our financial statements and internal control over financial reporting and quarterly review of our financial statements. In addition to these fees, we incurred assessments of $10 thousand and $15 thousand from the Office of Finance for audit fees on the Combined Financial Report for the years ended December 31, 2017 and 2016.

2	Represents fees related to other audit and attest services and technical accounting consultations.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The financial statements are set forth in Item 8 of this annual report on Form 10-K.

(b) Exhibits

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective February 10, 2016[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended, approved by the Federal Housing Finance Agency on May 31, 2015[1]
10.1	Employment Agreement with Joseph E. Amato, effective May 2, 2016[6]
10.2	Employment Agreement with Michael L. Wilson, effective May 31, 2015[1]
10.3	Employment Agreement with Dusan Stojanovic, effective January 1, 2018[12]
10.4	Employment Agreement with Daniel D. Clute, effective November 10, 2014[3]
10.5	Employment Agreement with Sunil Mohandas, effective January 1, 2018[12]
10.6	General Release with Glen D. Simecek, effective May 30, 2017[9]
10.7	Integration Performance Incentive Plan, as amended, effective September 25, 2014[4]
10.8	Severance Policy, effective September 18, 2014[3]
10.9	Amended Severance Policy, effective November 10, 2014[3]
10.10	Form of Indemnification Agreement, effective June 1, 2015[1]
10.11	Joint Capital Enhancement Agreement, as amended, effective August 5, 2011[5]
10.12	Federal Home Loan Bank of Des Moines Fifth Amended and Restated Benefit Equalization Plan, effective January 1, 2016[7]
10.13	Federal Home Loan Bank of Des Moines 2017 Incentive Plan Document, effective January 1, 2017[8]
10.14	2018 Director Fee Policy, effective January 1, 2018[10]
10.15	Federal Home Loan Bank of Des Moines Deferral Plan for Directors, effective June 1, 2015[7]
10.16	Purchase Agreement with Graham Group, Inc. for certain real estate and office building located at 909 Locust Street, Des Moines, IA, dated December 21, 2016 and amended as of March 30, 2017[11]
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Federal Home Loan Bank of Des Moines Audit Committee Report
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

2    Incorporated by reference to our Form 8-K filed with the SEC on February 17, 2016 (Commission File No. 000-51999).

3    Incorporated by reference to our Form 10-Q filed with the SEC on November 12, 2014 (Commission File 000-51999).

4    Incorporated by reference to our Form 8-K filed with the SEC on April 8, 2015 (Commission File No. 000-51999).

5    Incorporated by reference to our Form 8-K filed with the SEC on August 5, 2011 (Commission File No. 000-51999).

6    Incorporated by reference to our Form 8-K/A (Amendment No. 1) filed with the SEC on August 5, 2016 (Commission File No. 000-51999).

7    Incorporated by reference to our Form 10-K filed with the SEC on March 21, 2016 (Commission File No. 000-51999).

8    Incorporated by reference to our Form 8-K filed with the SEC on March 21, 2017 ( Commission File No. 000-51999).

9    Incorporated by reference to our Form 8-K/A filed with the SEC on May 30, 2017 (Commission File No. 000-51999).

10    Incorporated by reference to our Form 8-K filed with the SEC on November 9, 2017 (Commission File No. 000-51999).

11    Incorporated by reference to our Form 10-Q filed with the SEC on May 11, 2017 (Commission File No. 000-51999).

12    Incorporated by reference to our Form 8-K/A filed with the SEC on January 19, 2018 (Commission File No. 000-51999).

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant)
March 12, 2018	By:	/s/ Michael L. Wilson
Michael L. Wilson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 12, 2018

Signature	Title

Principal Executive Officer:

/s/ Michael L. Wilson	President and Chief Executive Officer
Michael L. Wilson

Principal Financial Officer:

/s/ Joseph E. Amato	Executive Vice President and Chief Financial Officer
Joseph E. Amato

Principal Accounting Officer:

/s/ Ardis E. Kelley	Senior Vice President/Chief Strategy Officer and acting Chief Accounting Officer
Ardis E. Kelley

Directors:

/s/ J. Benson Porter	Chairman of the Board of Directors
J. Benson Porter

/s/ Ellen Z. Lamale	Vice Chairman of the Board of Directors
Ellen Z. Lamale

/s/ Ruth B. Bennett	Director
Ruth B. Bennett

Signature	Title

/s/ David P. Bobbitt	Director
David P. Bobbitt

/s/ Steven L. Bumann	Director
Steven L. Bumann

/s/ Christine H. H. Camp	Director
Christine H. H. Camp

/s/ Marianne M. Emerson	Director
Marianne M. Emerson

/s/ David J. Ferries	Director
David J. Ferries

/s/ Chris D. Grimm	Director
Chris D. Grimm

/s/ Eric A. Hardmeyer	Director
Eric A. Hardmeyer

/s/ W. Douglas Hile	Director
W. Douglas Hile

/s/ Teresa J. Keegan	Director
Teresa J. Keegan

/s/ Michelle M. Keeley	Director
Michelle M. Keeley

/s/ John F. Kennedy, Sr.	Director
John F. Kennedy, Sr.

/s/ John A. Klebba	Director
John A. Klebba

/s/ James G. Livingston	Director
James G. Livingston

/s/ Lauren M. MacVay	Director
Lauren M. MacVay

/s/ Michael W. McGowan	Director
Michael W. McGowan

/s/ Elsie M. Meeks	Director
Elsie M. Meeks

Signature	Title

/s/ Cynthia A. Parker	Director
Cynthia A. Parker

/s/ John H. Robinson	Director
John H. Robinson

/s/ Robert A. Stuart	Director
Robert A. Stuart

/s/ David F. Wilson	Director
David F. Wilson