Form 10-Q
period 2018-03-31
Federal Home Loan Bank of Des Moines
filed 2018-05-11
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2018
Class B Stock, par value $100	59,086,242

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$194	$503
Interest-bearing deposits	1	1
Securities purchased under agreements to resell	3,500	4,600
Federal funds sold	5,660	4,250
Investment securities
Trading securities (Note 3)	952	1,177
Available-for-sale securities (Note 4)	19,810	20,796
Held-to-maturity securities (fair value of $3,485 and $3,686) (Note 5)	3,447	3,628
Total investment securities	24,209	25,601
Advances (includes $15 and $0 at fair value under the fair value option) (Note 7)	108,253	102,613
Mortgage loans held for portfolio, net of allowance for credit losses of $2 and $2 (Notes 8 and 9)	7,112	7,096
Accrued interest receivable	242	223
Derivative assets, net (Note 10)	83	100
Other assets	93	112
TOTAL ASSETS	$149,347	$145,099
LIABILITIES
Deposits
Interest-bearing	$894	$1,013
Non-interest-bearing	99	94
Total deposits	993	1,107
Consolidated obligations (Note 11)
Discount notes	33,930	36,682
Bonds	106,204	98,893
Total consolidated obligations	140,134	135,575
Borrowings from other FHLBanks	—	600
Mandatorily redeemable capital stock (Note 12)	356	385
Accrued interest payable	224	210
Affordable Housing Program payable	150	142
Derivative liabilities, net (Note 10)	3	6
Other liabilities	52	53
TOTAL LIABILITIES	141,912	138,078
Commitments and contingencies (Note 14)
CAPITAL (Note 12)
Capital stock - Class B putable ($100 par value); 54 and 51 issued and outstanding shares	5,372	5,068
Retained earnings
Unrestricted	1,546	1,504
Restricted	358	335
Total retained earnings	1,904	1,839
Accumulated other comprehensive income (loss)	159	114
TOTAL CAPITAL	7,435	7,021
TOTAL LIABILITIES AND CAPITAL	$149,347	$145,099

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
INTEREST INCOME
Advances	$502	$333
Securities purchased under agreements to resell	12	8
Federal funds sold	23	12
Trading securities	8	11
Available-for-sale securities	110	79
Held-to-maturity securities	21	20
Mortgage loans held for portfolio	60	58
Total interest income	736	521
INTEREST EXPENSE
Consolidated obligations - Discount notes	124	109
Consolidated obligations - Bonds	448	253
Deposits	3	1
Mandatorily redeemable capital stock	4	5
Total interest expense	579	368
NET INTEREST INCOME	157	153
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(16)	5
Net gains (losses) on derivatives and hedging activities	20	6
Gains on litigation settlements, net	—	21
Other, net	4	3
Total other income (loss)	8	35
OTHER EXPENSE
Compensation and benefits	17	13
Contractual services	3	3
Professional fees	3	5
Other operating expenses	5	5
Federal Housing Finance Agency	2	3
Office of Finance	2	2
Other, net	1	1
Total other expense	33	32
NET INCOME BEFORE ASSESSMENTS	132	156
Affordable Housing Program assessments	14	16
NET INCOME	$118	$140

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
Net income	$118	$140
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	45	64
Pension and postretirement benefits	—	1
Total other comprehensive income (loss)	45	65
TOTAL COMPREHENSIVE INCOME (LOSS)	$163	$205

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)		Additional Capital from Merger
	Shares	Par Value
BALANCE, DECEMBER 31, 2016	59	$5,917	$52
Comprehensive income (loss)	—	—	—
Proceeds from issuance of capital stock	11	1,079	—
Repurchases/redemptions of capital stock	(12)	(1,183)	—
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(10)	—
Cash dividends on capital stock	—	—	(43)
BALANCE, MARCH 31, 2017	58	$5,803	$9

BALANCE, DECEMBER 31, 2017	51	$5,068	$—
Comprehensive income (loss)	—	—	—
Proceeds from issuance of capital stock	20	2,013	—
Repurchases/redemptions of capital stock	(17)	(1,706)	—
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(3)	—
Cash dividends on capital stock	—	—	—
BALANCE, MARCH 31, 2018	54	$5,372	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL (continued from previous page)
(dollars and shares in millions)
(Unaudited)

	Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2016	$1,219	$231	$1,450	$(18)	$7,401
Comprehensive income (loss)	112	28	140	65	205
Proceeds from issuance of capital stock	—	—	—	—	1,079
Repurchases/redemptions of capital stock	—	—	—	—	(1,183)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(10)
Cash dividends on capital stock	—	—	—	—	(43)
BALANCE, MARCH 31, 2017	$1,331	$259	$1,590	$47	$7,449

BALANCE, DECEMBER 31, 2017	$1,504	$335	$1,839	$114	$7,021
Comprehensive income (loss)	95	23	118	45	163
Proceeds from issuance of capital stock	—	—	—	—	2,013
Repurchases/redemptions of capital stock	—	—	—	—	(1,706)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(3)
Cash dividends on capital stock	(53)	—	(53)	—	(53)
BALANCE, MARCH 31, 2018	$1,546	$358	$1,904	$159	$7,435

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$118	$140
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	(22)	8
Net (gains) losses on trading securities	16	(5)
Net change in derivatives and hedging activities	33	(30)
Net change in:
Accrued interest receivable	(38)	(29)
Other assets	4	1
Accrued interest payable	14	45
Other liabilities	7	(22)
Total adjustments	14	(32)
Net cash provided by (used in) operating activities	132	108
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	50	62
Securities purchased under agreements to resell	1,100	925
Federal funds sold	(1,410)	(1,910)
Premises, software, and equipment	(4)	—
Loans to other FHLBanks	—	200
Trading securities
Proceeds from maturities of long-term	209	8
Available-for-sale securities
Proceeds from maturities of long-term	895	485
Purchases of long-term	—	(402)
Held-to-maturity securities
Proceeds from maturities of long-term	195	253
Advances
Repaid	74,565	58,450
Originated or purchased	(80,328)	(50,499)
Mortgage loans held for portfolio
Principal collected	223	282
Originated or purchased	(245)	(245)
Proceeds from sales of foreclosed assets	2	1
Net cash provided by (used in) investing activities	(4,748)	7,610

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
FINANCING ACTIVITIES
Net change in deposits	(58)	(90)
Borrowings from other FHLBanks	(600)	—
Net payments on derivative contracts with financing elements	—	(1)
Net proceeds from issuance of consolidated obligations
Discount notes	45,511	60,061
Bonds	16,385	13,766
Payments for maturing and retiring consolidated obligations
Discount notes	(48,244)	(68,465)
Bonds	(8,909)	(12,648)
Proceeds from issuance of capital stock	2,013	1,079
Payments for repurchases/redemptions of capital stock	(1,706)	(1,183)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(32)	(180)
Cash dividends paid	(53)	(43)
Net cash provided by (used in) financing activities	4,307	(7,704)
Net increase (decrease) in cash and due from banks	(309)	14
Cash and due from banks at beginning of the period	503	223
Cash and due from banks at end of the period	$194	$237

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$604	$360
Affordable Housing Program payments	6	5
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	18	12
Transfers of mortgage loans to other assets	1	1
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	3	10

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

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2017, which are contained in the Bank’s 2017 Annual Report on Form 10-K filed with the SEC on March 12, 2018 (2017 Form 10-K).

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of results for the interim periods. The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

Reclassifications

Certain amounts in the Bank’s 2017 financial statements and footnotes have been reclassified to conform to the presentation as of March 31, 2018. In particular, due to a change in current presentation, variation margin on cleared derivatives has been allocated to the individual derivative instruments. Previously, this amount was included as a component of netting adjustments and cash collateral. For additional details regarding this reclassification, refer to “Note 10 — Derivatives and Hedging Activities.”

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the three months ended March 31, 2018. Descriptions of all significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in the 2017 Form 10-K.

Note 2 — Recently Adopted and Issued Accounting Guidance

ADOPTED ACCOUNTING GUIDANCE

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07)
On March 10, 2017, the FASB issued amended guidance that requires an employer to disaggregate the service cost component from the other components of net periodic pension cost and net periodic postretirement benefit cost (net benefit cost). The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2018, and was adopted retrospectively. The adoption of this guidance resulted in a reclassification of other net benefit costs from “Compensation and Benefits” to “Other Expense, Net” in the Bank’s Statements of Income. The adoption of this guidance did not have a material effect on the Bank’s financial condition, result of operations, or cash flows.
Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15)

On August 26, 2016, the FASB issued amendments to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. This guidance is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2018, and was adopted retrospectively. The adoption of this guidance did not have a direct effect on the Bank’s financial condition, results of operations, or cash flows. However, the Bank did revise its previously reported supplemental interest paid disclosure to align with the clarified accounting guidance.
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

This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2018 and was adopted using the modified retrospective approach. The adoption of this guidance affected the Bank’s fair value disclosures. However, the guidance did not have any effect on the Bank’s financial condition, results of operations, or cash flows.

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

This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2018, and was adopted retrospectively. Given that the majority of the Bank’s financial instruments and other contractual rights that generate revenue are covered by other U.S. GAAP, the adoption of this guidance did not have a material effect on the Bank’s financial condition, results of operations, and cash flows.

ISSUED ACCOUNTING GUIDANCE
Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12)
On August 28, 2017, the FASB issued amended guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This guidance requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line that is used to present the earnings effect of the hedged item. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness must be recorded in OCI. In addition, the amendments include certain targeted improvements to the assessment of hedge effectiveness and permit, among other things, the following:

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

This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2019, and early adoption is permitted. For all cash flow hedges existing on the date of adoption, this guidance should be applied through a cumulative-effect adjustment to accumulated other comprehensive income (AOCI) with a corresponding adjustment to retained earnings as of the beginning of the year of adoption. The amended presentation and disclosure guidance is required only prospectively. The Bank does not intend to adopt this guidance early. The Bank is in the process of evaluating this guidance, and its effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.
Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08)

On March 30, 2017, the FASB issued guidance to shorten the amortization period for certain purchased callable debt securities held at a premium. Specifically, this guidance requires the premium to be amortized to the earliest call date. This guidance does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This guidance is effective for the Bank for the interim and annual periods beginning on January 1, 2019, and early adoption is permitted. This guidance should be applied using a modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Bank does not intend to adopt this guidance early. The Bank is in the process of evaluating this guidance, and its effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.

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

This guidance is effective for the Bank for the interim and annual periods beginning on January 1, 2020. Early application is permitted as of the interim and annual reporting periods beginning after December 15, 2018. This guidance should be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In addition, entities are required to use a prospective transition approach for PCD assets upon adoption and for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Bank does not intend to adopt the new guidance early. While the Bank is in the process of evaluating this guidance, the Bank expects the adoption of the guidance may result in an increase in the allowance for credit losses and corresponding expense, including an allowance for debt securities, given the requirement to assess losses for the entire estimated life of the financial asset. The effect on the Bank’s financial condition, results of operations, and cash flows will depend upon the composition of financial assets held by the Bank at the adoption date as well as the economic conditions and forecasts at that time.
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

Note 3 — Trading Securities

MAJOR SECURITY TYPES

Trading securities were as follows (dollars in millions):

	March 31, 2018	December 31, 2017
Non-mortgage-backed securities
U.S. obligations[1]	$189	$197
GSE and Tennessee Valley Authority obligations	58	260
Other[2]	267	272
Total non-mortgage-backed securities	514	729
Mortgage-backed securities
GSE multifamily	438	448
Total fair value	$952	$1,177

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Consists of taxable municipal bonds.

NET GAINS (LOSSES) ON TRADING SECURITIES

The Bank did not sell any trading securities during the three months ended March 31, 2018 and 2017. During the three months ended March 31, 2018, the Bank recorded net holding losses of $16 million on its trading securities compared to net holding gains of $5 million for the same period in 2017.

Note 4 — Available-for-Sale Securities

MAJOR SECURITY TYPES

AFS securities were as follows (dollars in millions):

	March 31, 2018
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
U.S. obligations[2]	$2,918	$17	$(3)	$2,932
GSE and Tennessee Valley Authority obligations	1,168	45	—	1,213
State or local housing agency obligations	933	—	(1)	932
Other[3]	262	12	—	274
Total non-mortgage-backed securities	5,281	74	(4)	5,351
Mortgage-backed securities
U.S. obligations single-family[2]	3,643	32	—	3,675
GSE single-family	933	7	(5)	935
GSE multifamily	9,790	62	(3)	9,849
Total mortgage-backed securities	14,366	101	(8)	14,459
Total	$19,647	$175	$(12)	$19,810

	December 31, 2017
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
U.S. obligations[2]	$3,096	$8	$(5)	$3,099
GSE and Tennessee Valley Authority obligations	1,197	39	—	1,236
State or local housing agency obligations	935	—	(1)	934
Other[3]	269	9	—	278
Total non-mortgage-backed securities	5,497	56	(6)	5,547
Mortgage-backed securities
U.S. obligations single-family[2]	3,716	11	(1)	3,726
GSE single-family	983	7	(2)	988
GSE multifamily	10,482	57	(4)	10,535
Total mortgage-backed securities	15,181	75	(7)	15,249
Total	$20,678	$131	$(13)	$20,796

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	Consists of taxable municipal bonds and/or Private Export Funding Corporation (PEFCO) bonds.

UNREALIZED LOSSES

The following tables summarize AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	March 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
U.S. obligations[1]	$—	$—	$384	$(3)	$384	$(3)
State or local housing agency obligations	8	—	598	(1)	606	(1)
Total non-mortgage-backed securities	8	—	982	(4)	990	(4)
Mortgage-backed securities
GSE single-family	311	(5)	50	—	361	(5)
GSE multifamily	2,063	(2)	1,071	(1)	3,134	(3)
Total mortgage-backed securities	2,374	(7)	1,121	(1)	3,495	(8)
Total	$2,382	$(7)	$2,103	$(5)	$4,485	$(12)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
U.S. obligations[1]	$29	$—	$1,783	$(5)	$1,812	$(5)
State or local housing agency obligations	6	—	655	(1)	661	(1)
Total non-mortgage-backed securities	35	—	2,438	(6)	2,473	(6)
Mortgage-backed securities
U.S. obligations single-family[1]	111	—	887	(1)	998	(1)
GSE single-family	222	(2)	53	—	275	(2)
GSE multifamily	224	(1)	1,756	(3)	1,980	(4)
Total mortgage-backed securities	557	(3)	2,696	(4)	3,253	(7)
Total	$592	$(3)	$5,134	$(10)	$5,726	$(13)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	March 31, 2018		December 31, 2017
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$178	$178	$158	$159
Due after one year through five years	720	727	750	755
Due after five years through ten years	3,411	3,434	3,574	3,583
Due after ten years	972	1,012	1,015	1,050
Total non-mortgage-backed securities	5,281	5,351	5,497	5,547
Mortgage-backed securities	14,366	14,459	15,181	15,249
Total	$19,647	$19,810	$20,678	$20,796

Note 5 — Held-to-Maturity Securities

MAJOR SECURITY TYPES

Held-to-maturity (HTM) securities were as follows (dollars in millions):

	March 31, 2018
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$392	$55	$(1)	$446
State or local housing agency obligations	429	2	(2)	429
Total non-mortgage-backed securities	821	57	(3)	875
Mortgage-backed securities
U.S. obligations single-family[2]	13	—	—	13
U.S. obligations commercial[2]	2	—	—	2
GSE single-family	2,599	7	(23)	2,583
Private-label residential	12	—	—	12
Total mortgage-backed securities	2,626	7	(23)	2,610
Total	$3,447	$64	$(26)	$3,485

	December 31, 2017
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$393	$65	$—	$458
State or local housing agency obligations	454	2	(2)	454
Total non-mortgage-backed securities	847	67	(2)	912
Mortgage-backed securities
U.S. obligations single-family[2]	15	—	—	15
U.S. obligations commercial[2]	2	—	—	2
GSE single-family	2,752	7	(14)	2,745
Private-label residential	12	—	—	12
Total mortgage-backed securities	2,781	7	(14)	2,774
Total	$3,628	$74	$(16)	$3,686

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

UNREALIZED LOSSES

The following tables summarize HTM securities with unrealized losses by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	March 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$71	$(1)	$—	$—	$71	$(1)
State or local housing agency obligations	—	—	162	(2)	162	(2)
Total non-mortgage-backed securities	71	(1)	162	(2)	233	(3)
Mortgage-backed securities
U.S. obligations single-family[1]	—	—	6	—	6	—
U.S. obligations commercial[1]	—	—	2	—	2	—
GSE single-family	52	—	1,347	(23)	1,399	(23)
Private-label residential	—	—	7	—	7	—
Total mortgage-backed securities	52	—	1,362	(23)	1,414	(23)
Total	$123	$(1)	$1,524	$(25)	$1,647	$(26)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
State or local housing agency obligations	$2	$—	$168	$(2)	$170	$(2)
Total non-mortgage-backed securities	2	—	168	(2)	170	(2)
Mortgage-backed securities
U.S. obligations single-family[1]	7	—	1	—	8	—
U.S. obligations commercial[1]	1	—	1	—	2	—
GSE single-family	42	—	1,427	(14)	1,469	(14)
Private-label residential	—	—	8	—	8	—
Total mortgage-backed securities	50	—	1,437	(14)	1,487	(14)
Total	$52	$—	$1,605	$(16)	$1,657	$(16)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	March 31, 2018		December 31, 2017
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$14	$14	$20	$20
Due after one year through five years	71	71	72	72
Due after five years through ten years	341	367	344	376
Due after ten years	395	423	411	444
Total non-mortgage-backed securities	821	875	847	912
Mortgage-backed securities	2,626	2,610	2,781	2,774
Total	$3,447	$3,485	$3,628	$3,686

Note 6 — Other-Than-Temporary Impairment

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for other-than-temporary impairment (OTTI) on a quarterly basis. As part of its evaluation of securities for OTTI, the Bank considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank will recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, the Bank performs analyses to determine if any of these securities are other-than-temporarily impaired. The analysis of the Bank’s AFS and HTM investment securities in an unrealized loss position at March 31, 2018 is discussed below:

•
U.S. obligations and GSE and Tennessee Valley Authority obligations. The unrealized losses were due primarily to changes in interest rates and not to a significant deterioration in the fundamental credit quality of the obligations. The strength of the issuers’ guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. The Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at March 31, 2018.

•
State or local housing agency obligations. The unrealized losses were due to changes in interest rates and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligations. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at March 31, 2018.

•
Private-label residential mortgage-backed securities. On a quarterly basis, the Bank engages other designated FHLBanks to perform cash flow analyses on its private-label mortgage-backed securities (private-label MBS). As of March 31, 2018, the Bank compared the present value of cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At March 31, 2018, the Bank’s cash flow analyses for private-label MBS did not project any credit losses. The Bank does not intend to sell its private-label MBS nor is it more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at March 31, 2018.

Note 7 — Advances

CONTRACTUAL MATURITY

The following table summarizes the Bank’s advances outstanding by contractual maturity (dollars in millions):

	March 31, 2018		December 31, 2017
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$4	4.91%	$1	3.63%
Due in one year or less	49,693	1.94	45,310	1.62
Due after one year through two years	19,201	2.07	17,094	1.79
Due after two years through three years	20,466	2.02	14,222	1.64
Due after three years through four years	10,991	2.23	17,561	1.79
Due after four years through five years	3,919	2.22	3,089	1.91
Thereafter	4,167	2.65	5,401	2.28
Total par value	108,441	2.05%	102,678	1.73%
Premiums	49		53
Discounts	(11)		(12)
Fair value hedging adjustments	(226)		(106)
Total	$108,253		$102,613

The following table summarizes all advances by year of contractual maturity or next call date for callable advances, and by year of contractual maturity or next put date for putable advances (dollars in millions):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Overdrawn demand deposit accounts	$4	$1	$4	$1
Due in one year or less	78,599	69,971	49,754	45,372
Due after one year through two years	13,980	16,539	19,201	17,094
Due after two years through three years	3,420	3,809	20,456	14,222
Due after three years through four years	8,020	8,511	10,960	17,520
Due after four years through five years	1,681	1,276	3,903	3,073
Thereafter	2,737	2,571	4,163	5,396
Total par value	$108,441	$102,678	$108,441	$102,678

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may only be prepaid by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. At March 31, 2018 and December 31, 2017, the Bank had callable advances outstanding totaling $35.2 billion and $27.0 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on the predetermined exercise dates. Generally, these put options are exercised when interest rates increase relative to contractual rates. At March 31, 2018 and December 31, 2017, the Bank had putable advances outstanding totaling $206 million and $405 million.

PREPAYMENT FEES

The Bank generally charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. For certain advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of fair value hedging adjustments in advance income in the Statements of Income. The Bank recorded prepayments fees on advances, net of $5 million and less than $1 million for the three months ended March 31, 2018 and 2017.

CREDIT RISK EXPOSURE AND SECURITY TERMS

The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions, and insurance companies. At March 31, 2018 and December 31, 2017, the Bank had outstanding advances of $54.8 billion and $45.8 billion to one member that individually held 10 percent or more of the Bank’s advances, which represents 51 percent and 45 percent of total outstanding advances. For information related to the Bank’s credit risk exposure on advances, refer to “Note 9 — Allowance for Credit Losses.”

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

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	March 31, 2018	December 31, 2017
Fixed rate, long-term single-family mortgage loans	$6,050	$5,998
Fixed rate, medium-term[1] single-family mortgage loans	969	1,003
Total unpaid principal balance	7,019	7,001
Premiums	98	98
Discounts	(6)	(6)
Basis adjustments from mortgage loan commitments	3	5
Total mortgage loans held for portfolio	7,114	7,098
Allowance for credit losses	(2)	(2)
Total mortgage loans held for portfolio, net	$7,112	$7,096

1	Medium-term is defined as a term of 15 years or less.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	March 31, 2018	December 31, 2017
Conventional mortgage loans	$6,498	$6,472
Government-insured mortgage loans	521	529
Total unpaid principal balance	$7,019	$7,001

For information related to the Bank’s credit risk exposure on mortgage loans held for portfolio, refer to “Note 9 — Allowance for Credit Losses.”

Note 9 — Allowance for Credit Losses

The Bank has established an allowance for credit losses methodology for each of its financing receivable portfolio segments: advances, standby letters of credit, and other extensions of credit to borrowers (collectively, credit products), government-insured mortgage loans held for portfolio, MPF and MPP conventional mortgage loans held for portfolio, and term securities purchased under agreements to resell.

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

Under a blanket pledge agreement, the Bank is granted a security interest in all financial assets of the borrower to fully secure the borrower’s obligation. Other than securities and cash deposits, the Bank does not initially take delivery of collateral pledged by blanket pledge agreement borrowers. In the event of deterioration in the financial condition of a blanket pledge agreement borrower, the Bank has the ability to require delivery of pledged collateral sufficient to secure the borrower’s obligation. With respect to non-blanket pledge agreement borrowers that are federally insured, the Bank generally requires collateral to be specifically assigned. With respect to non-blanket pledge agreement borrowers that are not federally insured (typically insurance companies, CDFIs, and housing associates), the Bank generally takes control of collateral through the delivery of cash, securities, or loans to the Bank or its custodians.

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At March 31, 2018 and December 31, 2017, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At March 31, 2018 and December 31, 2017, none of the Bank’s credit products were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings (TDRs) related to credit products during the three months ended March 31, 2018 and 2017.

The Bank has never experienced a credit loss on its credit products. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on its credit products as of March 31, 2018 and December 31, 2017. Accordingly, the Bank has not recorded any allowance for credit losses for its credit products.

GOVERNMENT-INSURED MORTGAGE LOANS

The Bank invests in government-insured fixed rate mortgage loans in both the MPF and MPP portfolios that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote and has never experienced a credit loss on its government-insured mortgage loans. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at March 31, 2018 and December 31, 2017. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

CONVENTIONAL MORTGAGE LOANS

The Bank’s management of credit risk in the MPF and MPP programs involves several layers of legal loss protection that are defined in agreements among the Bank and its participating PFIs. These loss layers may vary depending on the product alternatives selected and credit profile of the loans. The Bank’s loss protection consists of the following loss layers, in order of priority:

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

•
Credit Enhancement Obligation of PFI. PFIs have a credit enhancement obligation at the time an MPF mortgage loan is purchased to absorb certain losses in excess of the FLA in order to limit the Bank’s loss exposure to that of an investor in an investment grade MBS. PFIs pledge collateral to secure this obligation.

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

The following table summarizes the allowance for credit losses and the recorded investment of the Bank’s conventional mortgage loan portfolio by impairment methodology (dollars in millions):

	March 31, 2018	December 31, 2017
Allowance for credit losses
Collectively evaluated for impairment	$2	$2

Recorded investment[1]
Collectively evaluated for impairment	$6,554	$6,530
Individually evaluated for impairment, without a related allowance	60	61
Total recorded investment	$6,614	$6,591

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

CREDIT QUALITY INDICATORS

Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank’s key credit quality indicators for mortgage loans (dollars in millions):

	March 31, 2018
	Conventional MPF/MPP	Government-Guaranteed or -Insured[6]	Total
Past due 30 - 59 days	$55	$18	$73
Past due 60 - 89 days	15	6	21
Past due 90 - 179 days	14	4	18
Past due 180 days or more	19	5	24
Total past due mortgage loans	103	33	136
Total current mortgage loans	6,511	503	7,014
Total recorded investment of mortgage loans[1]	$6,614	$536	$7,150

In process of foreclosure (included above)[2]	$12	$2	$14
Serious delinquency rate[3]	—%	2%	1%
Past due 90 days or more and still accruing interest[4]	$—	$10	$10
Non-accrual mortgage loans[5]	$46	$—	$46

	December 31, 2017
	Conventional MPF/MPP	Government-Guaranteed or -Insured[6]	Total
Past due 30 - 59 days	$58	$19	$77
Past due 60 - 89 days	16	6	22
Past due 90 - 179 days	15	5	20
Past due 180 days or more	21	6	27
Total past due mortgage loans	110	36	146
Total current mortgage loans	6,481	507	6,988
Total recorded investment of mortgage loans[1]	$6,591	$543	$7,134

In process of foreclosure (included above)[2]	$12	$2	$14
Serious delinquency rate[3]	1%	2%	1%
Past due 90 days or more and still accruing interest[4]	$—	$11	$11
Non-accrual mortgage loans[5]	$48	$—	$48

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

2
Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans depending on their payment status.

3	Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total recorded investment.

4	Represents government-insured mortgage loans that are 90 days or more past due.

5	Represents conventional mortgage loans that are 90 days or more past due and TDRs.

6	The Bank did not record any allowance for credit losses on government-guaranteed or -insured mortgage loans at March 31, 2018 and December 31, 2017.

INDIVIDUALLY EVALUATED IMPAIRED LOANS

As previously described, the Bank evaluates certain conventional mortgage loans for impairment individually. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

The Bank did not recognize any interest income on impaired loans during the three months ended March 31, 2018 and 2017.

During the three months ended March 31, 2018 and 2017, the average recorded investment of conventional impaired loans without an allowance was $61 million and $71 million.

TERM SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for its term securities purchased under agreements to resell at March 31, 2018 and December 31, 2017.

OFF-BALANCE SHEET CREDIT EXPOSURES

At March 31, 2018 and December 31, 2017, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank’s off-balance sheet credit exposures, see “Note 14 — Commitments and Contingencies.”

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

APPLICATION OF DERIVATIVES

The Bank transacts most of its derivative transactions with large banks and major broker-dealers. Over-the-counter derivative transactions may be either executed directly with a counterparty (uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., clearings agent) with a Derivative Clearinghouse Organization (cleared derivatives). Once a derivative transaction has been accepted for clearing by the Clearinghouse, the derivative transaction is novated and the executing counterparty is replaced with the Clearinghouse. The Bank is not a derivative dealer and does not trade derivatives for a short-term profit.

TYPES OF DERIVATIVES

The Bank may use the following derivative instruments:

•	interest rate swaps;

•	options;

•	swaptions;

•	interest rate caps and floors; and

•	futures/forwards contracts.

The Bank may have the following types of hedged items:

•	investment securities;

•	advances;

•	mortgage loans;

•	consolidated obligations; and

•	firm commitments.

For additional information on the Bank’s derivative and hedging accounting policy, see “Note 1 — Summary of Significant Accounting Policies” in the 2017 Form 10-K.

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	March 31, 2018			December 31, 2017[1]
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$50,597	$119	$117	$52,120	$77	$151
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	1,394	27	29	1,407	20	37
Forward settlement agreements (TBAs)	118	—	—	66	—	—
Mortgage delivery commitments	126	—	—	72	—	—
Total derivatives not designated as hedging instruments	1,638	27	29	1,545	20	37
Total derivatives before netting and collateral adjustments	$52,235	146	146	$53,665	97	188
Netting adjustments and cash collateral[2]		(63)	(143)		3	(182)
Total derivative assets and derivative liabilities		$83	$3		$100	$6

1
To conform with current presentation, $313 million in variation margin has been allocated to the individual derivative instruments as of December 31, 2017. Previously, this amount was included with netting adjustments and cash collateral.

2
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. Cash collateral posted by the Bank (including accrued interest) was $141 million and $191 million at March 31, 2018 and December 31, 2017. At March 31, 2018 and December 31, 2017 the Bank received cash collateral (including accrued interest) from clearing agents and/or counterparties of $61 million and $6 million.

The following table summarizes the components of “Net gains (losses) on derivatives and hedging activities” as presented in the Statements of Income (dollars in millions):

	For the Three Months Ended
	March 31,
	2018	2017
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$—	$4
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	21	5
Forward settlement agreements (TBAs)	1	(1)
Mortgage delivery commitments	(1)	1
Net interest settlements	(2)	(4)
Total net gains (losses) related to derivatives not designated as hedging instruments	19	1
Other[1]	1	1
Net gains (losses) on derivatives and hedging activities	$20	$6

1	Consists of price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships, the net fair value hedge ineffectiveness, and the effect of those derivatives on the Bank’s net interest income (dollars in millions):

	For the Three Months Ended March 31, 2018
Hedged Item Type	Net Gains (Losses) on Derivatives	Net Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$152	$(155)	$(3)	$(13)
Advances[2]	125	(125)	—	(1)
Consolidated obligation bonds	(154)	157	3	(32)
Total	$123	$(123)	$—	$(46)

	For the Three Months Ended March 31, 2017
Hedged Item Type	Net Gains (Losses) on Derivatives	Net Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$37	$(31)	$6	$(29)
Advances[2]	33	(32)	1	(24)
Consolidated obligation bonds	(50)	47	(3)	19
Total	$20	$(16)	$4	$(34)

1
Represents the net interest settlements on derivatives in fair value hedge relationships and the amortization of the financing element of off-market derivatives, both of which are included in the interest income or interest expense line item of the respective hedged item type. This amortization for off-market derivatives totaled less than $1 million and $5 million for the three months ended March 31, 2018 and 2017.

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a nationally recognized statistical rating organization (NRSRO), the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at March 31, 2018 was $1 million, for which the Bank was required to post collateral of less than $1 million in the normal course of business. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would not have been required to deliver additional collateral to its uncleared derivative counterparties at March 31, 2018.

For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin and the clearing agent in turn notifies the Bank. The Bank utilizes one Clearinghouse for all cleared derivative transactions, CME Clearing. Variation margin payments with CME Clearing are legally characterized as daily settlement payments, rather than collateral. Initial margin is considered cash collateral. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral/payments for changes in the fair value of cleared derivatives is posted daily through a clearing agent.

The Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents, based on credit considerations at March 31, 2018.

OFFSETTING OF DERIVATIVE ASSETS AND DERIVATIVE LIABILITIES

The Bank presents derivative instruments, related cash collateral, including initial margin, received or pledged, and associated accrued interest on a net basis by clearing agent and/or by counterparty when it has met the netting requirements. Additional information regarding these agreements is provided in “Note 1 — Summary of Significant Accounting Policies” in the 2017 Form 10-K.

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

The following table presents the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	March 31, 2018
Derivative Instruments Meeting Netting Requirements	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$141	$(141)	$—
Cleared derivatives	5	78	83
Total	$146	$(63)	$83
Derivative Liabilities
Uncleared derivatives	$131	$(128)	$3
Cleared derivatives	15	(15)	—
Total	$146	$(143)	$3

	December 31, 2017
Derivative Instruments Meeting Netting Requirements	Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$88	$(87)	$1
Cleared derivatives	9	90	99
Total	$97	$3	$100
Derivative Liabilities
Uncleared derivatives	$170	$(164)	$6
Cleared derivatives	18	(18)	—
Total	$188	$(182)	$6

1
To conform with current presentation, $313 million in variation margin has been allocated to the individual derivative instruments as of December 31, 2017. Previously, this amount was included with gross amount of netting adjustments and cash collateral.

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At March 31, 2018 and December 31, 2017, the total par value of outstanding consolidated obligations of the FHLBanks was $1,019.2 billion and $1,034.2 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	March 31, 2018		December 31, 2017
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$34,004	1.56%	$36,740	1.20%
Discounts and concessions[1]	(74)		(58)
Total	$33,930		$36,682

1	Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	March 31, 2018		December 31, 2017
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$58,648	1.58%	$50,077	1.32%
Due after one year through two years	31,504	1.73	32,249	1.43
Due after two years through three years	2,584	2.43	3,177	2.84
Due after three years through four years	7,534	1.69	7,422	1.69
Due after four years through five years	1,704	2.42	1,507	2.42
Thereafter	4,686	3.18	4,752	3.10
Total par value	106,660	1.74%	99,184	1.54%
Premiums	179		193
Discounts and concessions[1]	(55)		(60)
Fair value hedging adjustments	(580)		(424)
Total	$106,204		$98,893

1	Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	March 31, 2018	December 31, 2017
Non-callable or non-putable	$103,061	$97,196
Callable	3,599	1,988
Total par value	$106,660	$99,184

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

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days’ written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At March 31, 2018 and December 31, 2017, the Bank’s excess capital stock outstanding was less than $1 million.

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

As a result of the final rule on membership issued by the Finance Agency effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance companies ineligible for FHLBank membership. On the effective date of the final rule, the Bank reclassified the total outstanding capital stock held by all of the Bank’s captive insurance companies, to mandatorily redeemable capital stock. In accordance with the final rule, on February 17, 2017, the Bank terminated the membership of all captive insurance company members that were admitted as members after September 12, 2014 (the date the Finance Agency proposed this rule) and repurchased outstanding capital stock to these captive insurance company members in the amount of $148 million. Captive insurance company members that were admitted as members prior to September 12, 2014 will also have their memberships terminated no later than February 19, 2021. At March 31, 2018 and December 31, 2017, the Bank’s mandatorily redeemable capital stock totaled $356 million and $385 million. During the three months ended March 31, 2018 and 2017, interest expense on mandatorily redeemable capital stock was $4 million and $5 million.

The following tables summarize changes in mandatorily redeemable capital stock (dollars in millions):

	For the Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$385	$664
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	3	10
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(32)	(180)
Balance, end of period	$356	$494

The following table summarizes the Bank’s mandatorily redeemable capital stock by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	March 31, 2018	December 31, 2017
Due in one year or less	$3	$4
Due after one year through two years	2	2
Due after two years through three years	1	—
Due after three years through four years	9	1
Due after four years through five years	5	22
Thereafter[2]	322	341
Past contractual redemption date due to outstanding activity with the Bank	14	15
Total	$356	$385

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

RESTRICTED RETAINED EARNINGS

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. It requires the Bank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At March 31, 2018 and December 31, 2017, the Bank’s restricted retained earnings account totaled $358 million and $335 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes changes in AOCI (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 4)	Pension and postretirement benefits	Total AOCI
Balance, December 31, 2016	$(14)	$(4)	$(18)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	64	—	64
Reclassifications from AOCI to net income
Amortization - pension and postretirement	—	1	1
Net current period other comprehensive income (loss)	64	1	65
Balance, March 31, 2017	$50	$(3)	$47

Balance, December 31, 2017	$118	$(4)	$114
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	45	—	45
Net current period other comprehensive income (loss)	45	—	45
Balance, March 31, 2018	$163	$(4)	$159

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at March 31, 2018 and December 31, 2017.

If the Bank’s capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations.

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	March 31, 2018		December 31, 2017
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$1,172	$7,632	$1,041	$7,292
Regulatory capital	$5,974	$7,632	$5,804	$7,292
Leverage capital	$7,467	$11,448	$7,255	$10,937
Capital-to-assets ratio	4.00%	5.11%	4.00%	5.03%
Leverage ratio	5.00%	7.67%	5.00%	7.54%

Note 13 — Fair Value

Fair value amounts are determined by the Bank using available market information and reflect the Bank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., and exit price). The fair value hierarchy requires an entity to maximize the use of significant observable inputs and minimize the use of significant unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of market observability of the fair value measurement for the asset or liability.

The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:

•	Level 1 Inputs. Quoted prices (unadjusted) for identical assets or liabilities in an active market that the Bank can access on the measurement date.

•
Level 2 Inputs. Inputs other than quoted prices within Level 1 that are observable inputs for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals and implied volatilities), and (iv) market-corroborated inputs.

•	Level 3 Inputs. Unobservable inputs for the asset or liability.

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the three months ended March 31, 2018 and 2017.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments at March 31, 2018 (dollars in millions). The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio on a non-recurring basis. The Bank records all other financial assets and liabilities at amortized cost. The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$194	$194	$—	$—	$—	$194
Interest-bearing deposits	1	—	1	—	—	1
Securities purchased under agreements to resell	3,500	—	3,500	—	—	3,500
Federal funds sold	5,660	—	5,660	—	—	5,660
Trading securities	952	—	952	—	—	952
Available-for-sale securities	19,810	—	19,810	—	—	19,810
Held-to-maturity securities	3,447	—	3,473	12	—	3,485
Advances	108,253	—	108,317	—	—	108,317
Mortgage loans held for portfolio, net	7,112	—	7,021	63	—	7,084
Accrued interest receivable	242	—	242	—	—	242
Derivative assets, net	83	—	146	—	(63)	83
Other assets	28	28	—	—	—	28
Liabilities
Deposits	(993)	—	(993)	—	—	(993)
Consolidated obligations
Discount notes	(33,930)	—	(33,922)	—	—	(33,922)
Bonds	(106,204)	—	(106,333)	—	—	(106,333)
Total consolidated obligations	(140,134)	—	(140,255)	—	—	(140,255)
Mandatorily redeemable capital stock	(356)	(356)	—	—	—	(356)
Accrued interest payable	(224)	—	(224)	—	—	(224)
Derivative liabilities, net	(3)	—	(146)	—	143	(3)

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments at December 31, 2017 (dollars in millions):

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$503	$503	$—	$—	$—	$503
Interest-bearing deposits	1	—	1	—	—	1
Securities purchased under agreements to resell	4,600	—	4,600	—	—	4,600
Federal funds sold	4,250	—	4,250	—	—	4,250
Trading securities	1,177	—	1,177	—	—	1,177
Available-for-sale securities	20,796	—	20,796	—	—	20,796
Held-to-maturity securities	3,628	—	3,674	12	—	3,686
Advances	102,613	—	102,708	—	—	102,708
Mortgage loans held for portfolio, net	7,096	—	7,124	64	—	7,188
Accrued interest receivable	223	—	223	—	—	223
Derivative assets, net	100	—	97	—	3	100
Other assets	28	28	—	—	—	28
Liabilities
Deposits	(1,107)	—	(1,107)	—	—	(1,107)
Borrowings from other FHLBanks	(600)	—	(600)	—	—	(600)
Consolidated obligations
Discount notes	(36,682)	—	(36,674)	—	—	(36,674)
Bonds	(98,893)	—	(99,150)	—	—	(99,150)
Total consolidated obligations	(135,575)	—	(135,824)	—	—	(135,824)
Mandatorily redeemable capital stock	(385)	(385)	—	—	—	(385)
Accrued interest payable	(210)	—	(210)	—	—	(210)
Derivative liabilities, net	(6)	—	(188)	—	182	(6)

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. To conform with current presentation, $313 million in variation margin has been allocated to the individual derivative instruments as of December 31, 2017. Previously, this amount was included with netting adjustments and cash collateral.

SUMMARY OF VALUATION TECHNIQUES AND PRIMARY INPUTS

The valuation techniques and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or non-recurring basis in the Statements of Condition are outlined below.

Trading and AFS Investment Securities. The Bank’s valuation technique incorporates prices from multiple designated third-party pricing vendors, when available. The pricing vendors generally use various proprietary models to price investment securities. The inputs to those models are derived from various sources including, but not limited to, benchmark securities and yields, reported trades, dealer estimates, issuer spreads, bids, offers, and other market-related data. Since many investment securities do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established process in place to challenge investment valuations, which facilitates resolution of questionable prices identified by the Bank. Annually, the Bank conducts reviews of its pricing vendors to confirm and further augment its understanding of the vendors’ pricing processes, methodologies, and control procedures for investment securities.

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

As of March 31, 2018 and December 31, 2017, multiple prices were received for the majority of the Bank’s trading and AFS investment securities. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

Advances Recorded under the Fair Value Option. The fair value of advances recorded under the fair value option is determined by calculating the present value of the expected future cash flows and includes accrued interest receivable. The discount rates used in these calculations are equivalent to the replacement advances rates for advances with similar terms. In accordance with Finance Agency regulations, advances generally require a prepayment fee sufficient to make the Bank financially indifferent to a borrower’s decision to prepay the advances. Therefore, the fair value of advances assume no prepayment risk.

The Bank uses the following inputs for measuring the fair value of advances:

•Consolidated Obligation Curve (CO Curve). The Office of Finance constructs a market-observable curve referred to as the CO Curve. The CO Curve is constructed using the U.S Treasury Curve as a base curve which is then adjusted by adding indicative spreads obtained largely from market-observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent GSE trades, and secondary market activity. The Bank utilizes the CO Curve as its input to fair value for advances because it represents the Bank’s cost of funds and is used to price advances.

•Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

•Spread assumption. Represents a spread adjustment to the CO Curve.

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

Derivative Assets and Liabilities. The fair value of derivatives is generally estimated using standard valuation techniques such as discounted cash flow analyses and comparisons to similar instruments, and includes variation margin payments for daily settled contracts. In limited instances, fair value estimates for interest-rate related derivatives may be obtained using an external pricing model that utilizes observable market data. The Bank is subject to credit risk in derivatives transactions due to the potential nonperformance of its derivatives counterparties. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral/payments is posted daily, through a clearing agent, for changes in the fair value of cleared derivatives. To mitigate credit risk on uncleared derivatives, the Bank enters into master netting agreements with its counterparties as well as collateral agreements that provide for the delivery of collateral at specified levels tied to those counterparties’ credit ratings. The Bank has evaluated the potential for the fair value of its derivatives to be affected by counterparty credit risk and its own credit risk and has determined that no adjustments were significant to the overall fair value measurements.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value in the Statements of Condition at March 31, 2018 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S. obligations	$—	$189	$—	$—	$189
GSE and Tennessee Valley Authority obligations	—	58	—	—	58
Other non-MBS	—	267	—	—	267
GSE multifamily MBS	—	438	—	—	438
Total trading securities	—	952	—	—	952
Available-for-sale securities
U.S. obligations	—	2,932	—	—	2,932
GSE and Tennessee Valley Authority obligations	—	1,213	—	—	1,213
State or local housing agency obligations	—	932	—	—	932
Other non-MBS	—	274	—	—	274
U.S. obligations single-family MBS	—	3,675	—	—	3,675
GSE single-family MBS	—	935	—	—	935
GSE multifamily MBS	—	9,849	—	—	9,849
Total available-for-sale securities	—	19,810	—	—	19,810
Advances[2]	—	15	—	—	15
Derivative assets, net
Interest-rate related	—	146	—	(63)	83
Other assets	28	—	—	—	28
Total recurring assets at fair value	$28	$20,923	$—	$(63)	$20,888
Liabilities
Derivative liabilities, net
Interest-rate related	—	(146)	—	143	(3)
Total recurring liabilities at fair value	$—	$(146)	$—	$143	$(3)

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

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2017 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S. obligations	$—	$197	$—	$—	$197
GSE and Tennessee Valley Authority obligations	—	260	—	—	260
Other non-MBS	—	272	—	—	272
GSE multifamily MBS	—	448	—	—	448
Total trading securities	—	1,177	—	—	1,177
Available-for-sale securities
U.S. obligations	—	3,099	—	—	3,099
GSE and Tennessee Valley Authority obligations	—	1,236	—	—	1,236
State or local housing agency obligations	—	934	—	—	934
Other non-MBS	—	278	—	—	278
U.S. obligations single-family MBS	—	3,726	—	—	3,726
GSE single-family MBS	—	988	—	—	988
GSE multifamily MBS	—	10,535	—	—	10,535
Total available-for-sale securities	—	20,796	—	—	20,796
Derivative assets, net
Interest-rate related	—	97	—	3	100
Other assets	28	—	—	—	28
Total recurring assets at fair value	$28	$22,070	$—	$3	$22,101
Liabilities
Derivative liabilities, net
Interest-rate related	—	(188)	—	182	(6)
Total recurring liabilities at fair value	$—	$(188)	$—	$182	$(6)

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. To conform with current presentation, $313 million in variation margin has been allocated to the individual derivative instruments as of December 31, 2017. Previously, this amount was included with netting adjustments and cash collateral.

FAIR VALUE ON A NON-RECURRING BASIS

The Bank measures certain impaired mortgage loans held for portfolio at level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. The Bank estimates the fair value of these assets based primarily on a broker price opinion or property values from an external pricing vendor. The Bank applies an adjustment to these values to capture certain limitations in the estimation process and takes into consideration estimated selling costs and expected PMI proceeds. At March 31, 2018 and December 31, 2017, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $1 million and $7 million. These fair values were as of the date the fair value adjustment was recorded during the three months ended March 31, 2018 and year-ended December 31, 2017.

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

For the three months ended March 31, 2018, net gains on financial instruments held at fair value were less than $1 million. For the three months ended March 31, 2017, there were no financial instruments held at fair value. At March 31, 2018 and December 31, 2017, the Bank determined no credit risk adjustments for nonperformance were necessary to the instruments recorded under the fair value option.

At December 31, 2017, advances recorded under the fair value option were less than $1 million. The following table summarizes the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option was elected at March 31, 2018 (dollars in million):

	March 31, 2018
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Advances[1]	$15	$15	$—

1    At March 31, 2018 none of the advances were 90 days or more past due or had been placed on non-accrual status.

Note 14 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At March 31, 2018 and December 31, 2017, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $878.6 billion and $898.3 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	March 31, 2018			December 31, 2017
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1]	$8,692	$154	$8,846	$8,594
Standby bond purchase agreements	45	665	710	755
Commitments to purchase mortgage loans	126	—	126	72
Commitments to issue bonds	37	—	37	—
Commitments to fund advances	602	1	603	1,138

1	Excludes commitments to issue standby letters of credit of $230 million and $7 million at March 31, 2018 and December 31, 2017.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 13 years, currently no later than 2025. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $3 million at March 31, 2018 and December 31, 2017.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At March 31, 2018, the Bank had standby bond purchase agreements with seven housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2024. During both the three months ended March 31, 2018 and 2017, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at March 31, 2018 and December 31, 2017 is reported in “Note 10 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Commitments to Issue Bonds. At March 31, 2018, the Bank had commitments to issue $37 million of consolidated obligation bonds. At December 31, 2017, the Bank had no commitments to issue consolidated obligations bonds.

Commitments to Fund Advances. The Bank enters into commitments that legally bind it to fund additional advances up to 24 months in the future. At March 31, 2018 and December 31, 2017, the Bank had commitments to fund advances of $603 million and $1.1 billion.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a memorandum account called the FLA. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $105 million and $104 million at March 31, 2018 and December 31, 2017.
Legal Proceedings. As a result of the Merger, the Bank has been involved in a number of legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairment of certain private-label MBS. In December 2017, the Washington State appellate court affirmed the dismissal of the claims related to four certificates in two of the actions. In January 2018, the Bank filed petitions for review of these appellate court rulings with the Washington Supreme Court, and on May 3, 2018, the Court granted both petitions. The Bank expects the Supreme Court’s review of the lower court rulings to be completed in late 2018 or early 2019. The appeal for the one remaining certificate was argued before the intermediate appellate court on April 23, 2018. Other than the private-label MBS litigation, the Bank does not believe any legal proceedings to which it is a party could have a material impact on its financial condition, results of operations, or cash flows.
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
The Bank records legal expenses related to litigation settlements as incurred in other expenses in the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement.  During the three months ended March 31, 2018, the Bank did not recognize net gains on litigation settlements. During the three months ended March 31, 2017, the Bank recognized $21 million in net gains on litigation settlements.

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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	March 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Advances	$5,692	5	$6,036	6
Mortgage loans	77	1	68	1
Deposits	15	1	39	4
Capital stock	278	5	297	5

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At March 31, 2018, the Bank had the following business concentrations with stockholders (dollars in millions):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.	$2,201	38	$54,775	$—	$243
Superior Guaranty Insurance Company[3]	21	—	—	490	—
Wells Fargo Bank Northwest, N.A.[3]	1	—	—	28	—
Total	$2,223	38	$54,775	$518	$243

1
Pursuant to applicable Finance Agency regulations, the Bank’s voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank’s capital stock.

2
Represents interest income earned on advances during the three months ended March 31, 2018. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

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

Note 16 — Activities with Other FHLBanks

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the three months ended March 31, 2018 and 2017 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2018
Boston	$—	$200	$(200)	$—
San Francisco	—	300	(300)	—
Dallas	—	500	(500)	—
	$—	$1,000	$(1,000)	$—

2017
San Francisco	$200	$—	$(200)	$—

During the three months ended March 31, 2017, the Bank did not borrow funds from other FHLBanks. The following table summarizes borrowing activity from other FHLBanks during the three months ended March 31, 2018 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2018
Atlanta	$200	$—	$(200)	$—
Boston	400	—	(400)	—
	$600	$—	$(600)	$—

At March 31, 2018 and 2017, none of the previous transactions were outstanding on the Bank’s Statements of Condition. The interest income and expense related to this activity were immaterial.

Advance Transfers. The Bank may purchase or sell advances from/to other FHLBanks. These transfers are accounted for in the same manner as an advances origination with a member bank. During the three months ended March 31, 2017, a member of the Federal Home Loan Bank of Chicago (Chicago Bank) re-designated its charter, and concurrently transferred its Federal Home Loan Bank membership from the Chicago Bank to the Des Moines Bank. In conjunction with this transfer and at request of the member, the Bank purchased $37 million of par value advances outstanding to this member from the Chicago Bank and recognized related premiums of $1 million. There were no advance transfers during the three months ended March 31, 2018.

Note 17 — Subsequent Events

Subsequent events have been evaluated from April 1, 2018, through the time of the Form 10-Q filing with the Securities and Exchange Commission. No material subsequent events requiring disclosure were identified.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our MD&A and Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (SEC) on March 12, 2018 (2017 Form 10-K). Our MD&A is designed to provide information that will help the reader develop a better understanding of our financial statements, key financial statement changes from quarter to quarter, and the primary factors driving those changes. Our MD&A is organized as follows:

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

For additional information regarding these and other risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements, see “Item 1A. Risk Factors” in this quarterly report and in our 2017 Form 10-K. You are cautioned not to place undue reliance on any forward-looking statements made by us or on our behalf. Forward-looking statements apply only as of the date they are made, and we undertake no obligation to update or revise any forward-looking statement.

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

Financial Results
For the three months ended March 31, 2018, we reported net income of $118 million compared to $140 million for the same period in 2017. Our net income for the three months ended March 31, 2018, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was driven by net interest income, other income (loss), and other expense.

Net interest income totaled $157 million for the three months ended March 31, 2018 compared to $153 million for the same period last year. Our net interest margin was 0.42 percent during the three months ended March 31, 2018 compared to 0.35 percent for the same period in 2017. The increase in net interest margin was primarily driven by the higher interest rate environment.

We recorded net gains of $8 million in other income (loss) for the three months ended March 31, 2018 compared to net gains of $35 million for the same period last year. During the three months ended March 31, 2017, other income (loss) was primarily impacted by net gains on litigation settlements of $21 million as a result of settlements with certain defendants in our private-label mortgage-backed securities (private-label MBS) litigation. We did not record any litigation settlements during the three months ended March 31, 2018. Other factors impacting other income (loss) included net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities, as described below.

During the three months ended March 31, 2018, we recorded net gains of $20 million on our derivatives and hedging activities through other income (loss) compared to net gains of $6 million during the same period last year. The fair value changes were primarily driven by changes in interest rates. These changes impacted our fair value hedge relationships and fair value changes on interest rate swaps used to economically hedge our investment securities portfolio.

During the three months ended March 31, 2018, we recorded net losses on trading securities of $16 million compared to net gains of $5 million for the same period in 2017. These changes in fair value were primarily due to the impact of changes in interest rates and credit spreads on our fixed rate trading securities.

Other expense totaled $33 million for the three months ended March 31, 2018 compared to $32 million for the same period last year. The increase was driven primarily by compensation and benefits, partially offset by a decline in professional fees.

Our total assets increased to $149.3 billion at March 31, 2018, from $145.1 billion at December 31, 2017, driven by an increase in advances. Advances increased due primarily to borrowings by a large depository institution member. The increase was partially offset by a decrease in advances across certain other institution types.

Our total liabilities increased to $141.9 billion at March 31, 2018, from $138.1 billion at December 31, 2017, driven by an increase in the amount of consolidated obligations needed to fund our assets.

Total capital increased to $7.4 billion at March 31, 2018 from $7.0 billion at December 31, 2017, primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. In addition, retained earnings increased due to net income, partially offset by dividends paid. Our regulatory capital ratio increased to 5.11 percent at March 31, 2018, from 5.03 percent at December 31, 2017 and was above the required regulatory minimum at each period end. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings. The regulatory capital ratio represents period-end regulatory capital expressed as a percentage of period-end total assets.

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

The adjusted net income methodology is calculated on a post Affordable Housing Program (AHP) assessment basis. Management believes AHP assessments are a fundamental component of our business and believes this assessment should be included in our adjusted net income calculation. In addition, this treatment aligns the adjusted net income results to the Bank’s strategic business plan which is calculated on a post AHP assessment basis.

As indicated in the tables that follow, our adjusted net interest income and adjusted net income remained relatively stable during the three months ended March 31, 2018 when compared to the same period in 2017.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended
	March 31,
	2018	2017
GAAP net interest income	$157	$153
Exclude:
Prepayment fees on advances, net[1]	5	—
Prepayment fees on investments, net[2]	3	—
Mandatorily redeemable capital stock interest expense	(4)	(5)
Total adjustments	4	(5)
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(2)	(4)
Adjusted net interest income	$151	$154
Adjusted net interest margin	0.40%	0.35%

1	Prepayment fees on advances, net includes basis adjustment amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended
	March 31,
	2018	2017
GAAP net income before assessments	$132	$156
Exclude:
Prepayment fees on advances, net[1]	5	—
Prepayment fees on investments, net[2]	3	—
Mandatorily redeemable capital stock interest expense	(4)	(5)
Net gains (losses) on trading securities	(16)	5
Net gains (losses) on derivatives and hedging activities	20	6
Gains on litigation settlements, net	—	21
Include:
Net interest expense on economic hedges	(2)	(4)
Adjusted net income before assessments	122	125
Adjusted AHP assessments[3]	12	13
Adjusted net income	$110	$112

1	Prepayment fees on advances, net includes basis adjustment amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization, premium and/or discount amortization.

3
Adjusted AHP assessments for this non-GAAP measure are calculated as 10 percent of adjusted net income before assessments. For additional discussion on AHP assessments, refer to “Item 8. Financial Statements and Supplementary Data — Note 14 — Affordable Housing Program” in our 2017 10-K.

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Economic and market data received since the Federal Open Market Committee (FOMC or Committee) meeting in January of 2018 indicates that the labor market has continued to strengthen and that economic activity has been rising at a moderate rate. Job gains have remained strong during the quarter, and the unemployment rate has stayed low. Household spending and fixed business investment growth has moderated during the quarter. On a 12-month basis, overall inflation and measures excluding food and energy prices have continued to run below two percent. Market-based measures of inflation adjusted compensation have increased in recent months but remain low and long-term inflation expectations remain stable.

In its March 21, 2018 statement, the FOMC stated it continues to seek to foster maximum employment and price stability. The economic outlook has strengthened in recent months and the Committee expects that, with gradual adjustments in the stance of monetary policy, economic activity will expand at a moderate pace in the medium term and labor market conditions will remain strong. Inflation on a 12-month basis is expected to move up in coming months and stabilize around the Committee’s two percent objective over the medium term. The Committee stated that near-term risks to the economic outlook appear roughly balanced, but the FOMC is monitoring inflation developments closely.

Mortgage Markets

The housing market remained strong throughout the first quarter of 2018 when compared to the prior year as indicated by rising home prices and lower inventories of properties for sale. However, the winter has somewhat dampened housing activities temporarily, which are expected to regain momentum in the spring.

Mortgage rates increased during the first quarter, and were higher than rates observed in the prior year. The increase in rates has resulted in the housing market becoming increasingly driven by purchase activity versus refinance activity. The increase in mortgage rates combined with price increases may slow the pace of purchases in upcoming months.

Interest Rates

The following table shows information on key market interest rates1:

	First Quarter 2018 3-Month Average	First Quarter 2017 3-Month Average	March 31, 2018 Ending Rate	December 31, 2017 Ending Rate
Federal funds	1.45%	0.70%	1.67%	1.33%
Three-month LIBOR	1.93	1.07	2.31	1.69
2-year U.S. Treasury	2.16	1.24	2.27	1.89
10-year U.S. Treasury	2.76	2.44	2.74	2.41
30-year residential mortgage note	4.27	4.18	4.44	3.99

1	Source is Bloomberg.

In its March 2018 meeting, the FOMC decided to raise the Federal Reserve’s key target interest rate, the Federal funds rate, to a range of 1.50 to 1.75 percent compared to a range of 0.75 to 1.00 percent for the same period in 2017. The Committee’s stance on monetary policy remains accommodative, thereby supporting some further strengthening in labor market conditions and a sustained return towards their inflation rate target of two percent. The FOMC stated that it will assess realized and expected economic conditions relative to its longer-run goals of maximum employment and a two percent inflation rate. The assessment is expected to take into account measures of labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments. The Committee stated that it anticipates economic conditions will evolve in a manner that will warrant gradual increases in the Federal funds rate, which is likely to remain below levels that are expected to prevail in the longer-run.

The 10-year U.S. Treasury yields and mortgage rates were higher on average in the first quarter of 2018 when compared to the same period in prior year. Interest rates increased as the FOMC raised their target rate throughout 2017 and the first quarter of 2018, and economic data remained strong.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	First Quarter 2018 3-Month Average	First Quarter 2017 3-Month Average	March 31, 2018 Ending Spread	December 31, 2017 Ending Spread
3-month	(32.6)	(42.5)	(54.9)	(28.9)
2-year	(15.7)	(20.0)	(15.7)	(10.9)
5-year	(1.0)	2.9	(1.9)	4.1
10-year	29.7	51.6	26.1	37.9

1	Source is the Office of Finance.

As a result of our credit quality and GSE status, we generally have ready access to funding at relatively competitive interest rates. During the first quarter of 2018, our funding spreads improved relative to the London Interbank Offered Rate (LIBOR) when compared to spreads at December 31, 2017. Spreads relative to LIBOR experienced an improvement on long-term debt year-over-year. During the first quarter of 2018, we utilized fixed term and floating rate, callable, and step-up consolidated obligation bonds in addition to consolidated obligation discount notes to capture attractive funding, match the repricing structures on advances, and meet liquidity requirements.

SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Cash and due from banks	$194	$503	$218	$964	$237
Investments[1]	33,370	34,452	39,341	37,763	41,792
Advances	108,253	102,613	117,514	118,878	123,609
Mortgage loans held for portfolio, net[2]	7,112	7,096	7,031	6,953	6,870
Total assets	149,347	145,099	164,545	164,988	172,918
Consolidated obligations
Discount notes	33,930	36,682	52,976	66,558	72,549
Bonds	106,204	98,893	102,294	89,171	90,956
Total consolidated obligations[3]	140,134	135,575	155,270	155,729	163,505
Mandatorily redeemable capital stock	356	385	422	480	494
Total liabilities	141,912	138,078	157,047	157,592	165,469
Capital stock — Class B putable	5,372	5,068	5,624	5,623	5,803
Additional capital from merger	—	—	—	—	9
Retained earnings	1,904	1,839	1,774	1,684	1,590
Accumulated other comprehensive income (loss)	159	114	100	89	47
Total capital	7,435	7,021	7,498	7,396	7,449
Regulatory capital ratio[4]	5.11	5.03	4.75	4.72	4.57

	For the Three Months Ended
Statements of Income	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Net interest income	$157	$153	$174	$170	$153
Provision (reversal) for credit losses on mortgage loans	—	(1)	1	—	—
Other income (loss)[5]	8	7	4	6	35
Other expense[6]	33	31	30	31	32
AHP assessments	14	14	15	15	16
Net income	118	116	132	130	140
Selected Financial Ratios[7]
Net interest spread[8]	0.35%	0.33%	0.35%	0.37%	0.31%
Net interest margin[9]	0.42	0.40	0.40	0.41	0.35
Return on average equity	6.56	6.43	6.96	7.13	7.52
Return on average capital stock	9.05	8.77	9.19	9.30	9.49
Return on average assets	0.32	0.30	0.31	0.31	0.31
Average equity to average assets	4.85	4.69	4.42	4.41	4.16
Dividend payout ratio[10]	44.86	43.80	32.26	34.53	30.74

1
Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2	Includes an allowance for credit losses of $2 million at March 31, 2018, December 31, 2017 September 30, 2017, June 30, 2017, and March 31, 2017.

3
The total par value of outstanding consolidated obligations of the 11 FHLBanks was $1,019.2 billion, $1,034.2 billion, $1,028.7 billion, $1,011.5 billion, and $959.3 billion at March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017, and March 31, 2017, respectively.

4
Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock), and retained earnings. At March 31, 2017, regulatory capital also included additional capital from merger. The additional capital from merger balance was depleted in May of 2017 following the first quarter dividend payment.

5
Other income (loss) includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, and gains on litigation settlements, net. During the three months ended March 31, 2017, other income (loss) was impacted by net gains on litigation settlements. We did not record any litigation settlements during the three months ended March 31, 2018, December 31, 2017, September 30, 2017, or June 30, 2017.

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

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the three months ended March 31, 2018 and 2017 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended
	March 31,
	2018	2017	$ Change	% Change
Net interest income	$157	$153	$4	3%
Other income (loss)	8	35	(27)	(77)
Other expense	33	32	1	3
AHP assessments	14	16	(2)	(13)
Net income	$118	$140	$(22)	(16)%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Three Months Ended March 31,
	2018			2017
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$155	0.91%	$—	$247	0.50%	$—
Securities purchased under agreements to resell	3,514	1.40	12	5,624	0.58	8
Federal funds sold	6,315	1.47	23	7,026	0.71	12
Mortgage-backed securities[2,3]	17,934	2.21	98	20,820	1.40	72
Other investments[2,3,4]	6,803	2.47	41	9,203	1.65	38
Advances[3]	107,860	1.89	502	129,883	1.04	333
Mortgage loans[5]	7,098	3.41	60	6,891	3.42	58
Loans to other FHLBanks	11	1.53	—	5	0.55	—
Total interest-earning assets	149,690	2.00	736	179,699	1.18	521
Non-interest-earning assets	1,169	—	—	1,097	—	—
Total assets	$150,859	1.98%	$736	$180,796	1.17%	$521
Interest-bearing liabilities
Deposits	$949	1.07%	$3	$973	0.26%	$1
Consolidated obligations
Discount notes	35,636	1.41	124	78,301	0.57	109
Bonds[3]	105,480	1.72	448	92,220	1.11	253
Other interest-bearing liabilities[6]	375	4.84	4	550	3.39	5
Total interest-bearing liabilities	142,440	1.65	579	172,044	0.87	368
Non-interest-bearing liabilities	1,109	—	—	1,225	—	—
Total liabilities	143,549	1.64	579	173,269	0.86	368
Capital	7,310	—	—	7,527	—	—
Total liabilities and capital	$150,859	1.56%	$579	$180,796	0.82%	$368
Net interest income and spread[7]		0.35%	$157		0.31%	$153
Net interest margin[8]		0.42%			0.35%
Average interest-earning assets to interest-bearing liabilities		105.09%			104.45%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4
Other investments primarily include U.S. obligations, government-sponsored enterprise (GSE) obligations and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and Private Export Funding Corporation (PEFCO) bonds.

5	Non-accrual loans are included in the average balance used to determine the average yield.

6	Other interest-bearing liabilities consists primarily of mandatorily redeemable capital stock.

7	Represents yield on total interest-earning assets minus yield on total interest-bearing liabilities.

8	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Three Months Ended
	March 31, 2018 vs. March 31, 2017
	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest income
Securities purchased under agreements to resell	$(4)	$8	$4
Federal funds sold	(1)	12	11
Mortgage-backed securities	(11)	37	26
Other investments	(12)	15	3
Advances	(65)	234	169
Mortgage loans	2	—	2
Total interest income	(91)	306	215
Interest expense
Deposits	—	2	2
Consolidated obligations
Discount notes	(84)	99	15
Bonds	40	155	195
Other interest-bearing liabilities	(2)	1	(1)
Total interest expense	(46)	257	211
Net interest income	$(45)	$49	$4

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. For the three months ended March 31, 2018, our net interest spread was 0.35 percent compared to 0.31 percent for the three months ended March 31, 2017. Our net interest spread during the three months ended March 31, 2018 was primarily impacted by a higher yield on total interest-earning assets, partially offset by a higher cost on total interest-bearing liabilities. The primary components of our interest income and interest expense are discussed below.

Advances

Interest income on advances increased during the three months ended March 31, 2018 when compared to the same period in 2017 due to pricing changes made to certain variable rate callable advance products during the second quarter of 2017 and the higher interest rate environment. The increase was partially offset by lower average advance balances due primarily to a decline in advances from a large depository institution member and certain captive insurance company members.

Investments

Interest income on investments increased during the three months ended March 31, 2018 when compared to the same period in 2017 due primarily to the higher interest rate environment, partially offset by lower average balances of MBS and other investments.

Bonds

Interest expense on bonds increased during the three months ended March 31, 2018 when compared to the same period in 2017 due primarily to the higher interest rate environment and higher average bond balances. The increase in average balances was primarily due to our increased utilization of bonds in place of discount notes to manage the maturity gap between our assets and liabilities and better match the change in our advance product mix.

Discount Notes

Interest expense on discount notes increased during the three months ended March 31, 2018 when compared to the same period in 2017 due to the higher interest rate environment, offset by a decrease in average discount note balances. Average discount note balances decreased primarily due to our increased use of bonds in place of discount notes to manage the maturity gap between our assets and liabilities and better match the change in our advance product mix.

For additional information on our maturity gap, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Other Income (Loss)

The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended
	March 31,
	2018	2017
Net gains (losses) on trading securities	$(16)	$5
Net gains (losses) on derivatives and hedging activities	20	6
Gains on litigation settlements, net	—	21
Other, net	4	3
Total other income (loss)	$8	$35

Other income (loss) can be volatile from period to period depending on the type of activity recorded. We recorded net gains of $8 million during the three months ended March 31, 2018 compared to net gains of $35 million during the same period in 2017. During the three months ended March 31, 2017, other income (loss) was primarily impacted by net gains of $21 million as a result of settlements with certain defendants in our private-label MBS litigation. We did not record any litigation settlements during the three months ended March 31, 2018. Other factors impacting other income (loss) included net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities as described below.

During the three months ended March 31, 2018, we recorded net gains of $20 million on our derivatives and hedging activities through other income (loss) compared to net gains of $6 million during the same period in 2017. The fair value changes were primarily driven by changes in interest rates. These changes impacted our fair value hedge relationships and fair value changes on interest rate swaps used to economically hedge our investment securities portfolio. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

During the three months ended March 31, 2018, we recorded net losses on trading securities of $16 million compared to net gains of $5 million during the same period in 2017. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities. Trading securities are recorded at fair value with changes in fair value reflected through other income (loss).

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended March 31, 2018
Net Effect of Hedging Activities	Advances	Investments	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$5	$3	$(3)	$—	$5
Net interest settlements	(2)	(15)	(29)	—	(46)
Total impact to net interest income	3	(12)	(32)	—	(41)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Net gains (losses) on fair value hedges	—	(3)	3	—	—
Net gains (losses) on economic hedges	—	19	—	—	19
Price alignment amount on derivatives[2]	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	—	16	3	1	20
Net gains (losses) on trading securities[3]	—	(16)	—	—	(16)
Total impact to other income (loss)	—	—	3	1	4
Total net effect of hedging activities[4]	$3	$(12)	$(29)	$1	$(37)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off-market derivatives.

2	Includes the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

3
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

4	The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended March 31, 2017
Net Effect of Hedging Activities	Advances	Investments	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$5	$2	$(1)	$—	$6
Net interest settlements	(31)	(30)	22	—	(39)
Total impact to net interest income	(26)	(28)	21	—	(33)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Net gains (losses) on fair value hedges	1	6	(3)	—	4
Net gains (losses) on economic hedges	—	1	—	—	1
Price alignment amount on derivatives[2]	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	1	7	(3)	1	6
Net gains (losses) on trading securities[3]	—	5	—	—	5
Total impact to other income (loss)	1	12	(3)	1	10
Total net effect of hedging activities[4]	$(25)	$(16)	$18	$1	$(23)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off-market derivatives.

2	Includes the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

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

NET GAINS (LOSSES) ON ECONOMIC HEDGES

We utilize economic derivatives to manage certain risks in our Statements of Condition. Gains and losses on economic derivatives are driven primarily by changes in interest rates and volatility and include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. The following discussion highlights key items impacting gains and losses on economic investment derivatives.

Investments

We utilize interest rate swaps to economically hedge a portion of our trading securities against changes in fair value. Gains and losses on these economic derivatives are due primarily to changes in interest rates. Gains and losses on our trading securities are also due primarily to changes in interest rates and credit spreads.

The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Three Months Ended
	March 31,
	2018	2017
Gains (losses) on interest rate swaps economically hedging our investments	$21	$5
Interest settlements	(2)	(4)
Net gains (losses) on investment derivatives	19	1
Net gains (losses) on related trading securities	(16)	5
Net gains (losses) on economic investment hedge relationships	$3	$6

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended March 31,
	2018	2017
Compensation and benefits	$17	$13
Contractual services	3	3
Professional fees	3	5
Other operating expenses	5	5
Total operating expenses	28	26
Federal Housing Finance Agency	2	3
Office of Finance	2	2
Other, net	1	1
Total other expense	$33	$32

Other expense totaled $33 million for the three months ended March 31, 2018 compared to $32 million for the same period in 2017. The increase in other expense was driven primarily by compensation and benefits, partially offset by a decline in professional fees.

STATEMENTS OF CONDITION

Financial Highlights

Our total assets increased to $149.3 billion at March 31, 2018 from $145.1 billion at December 31, 2017. Our total liabilities increased to $141.9 billion at March 31, 2018 from $138.1 billion at December 31, 2017. Total capital increased to $7.4 billion at March 31, 2018 from $7.0 billion at December 31, 2017. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash and Due from Banks

At March 31, 2018, our total cash balance was $194 million compared to $503 million at December 31, 2017. Our cash balance is influenced by our liquidity needs, member advance activity, market conditions, and the availability of attractive investment opportunities.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	March 31, 2018	December 31, 2017
Commercial banks	$76,611	$68,299
Savings institutions	1,044	2,323
Credit unions	3,378	4,043
Non-captive insurance companies	19,923	19,831
Captive insurance companies	7,187	7,634
Community development financial institution	3	3
Total member advances	108,146	102,133
Housing associates	37	23
Non-member borrowers	258	522
Total par value	$108,441	$102,678

Our total advance par value increased $5.8 billion or six percent at March 31, 2018 when compared to December 31, 2017. The increase in total par value was primarily due to an increase in borrowings by a large depository institution member, partially offset by a decrease in borrowings by certain other institution types.

As a result of the final rule on membership issued by the Federal Housing Finance Agency (Finance Agency) effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance company members ineligible for FHLBank membership. In accordance with the final rule, captive insurance company members that were admitted as members after September 12, 2014 (the date the Finance Agency proposed this rule) had their memberships terminated on February 17, 2017. Captive insurance company members that were admitted as members prior to September 12, 2014 will also have their memberships terminated no later than February 19, 2021. The magnitude of the impact of the final rule at that date will depend, in part, on our size and profitability at the time of membership termination or maturity of the related advances. As of March 31, 2018, we had six captive insurance company members with total advances outstanding of $7.2 billion, which represented seven percent of our total advances outstanding. One captive insurance company member was included in our five largest member borrowers at March 31, 2018 within this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances.”

The following table summarizes our advances by product type (dollars in millions):

	March 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Variable rate	$73,811	68	$65,711	64
Fixed rate	32,911	30	35,308	34
Amortizing	1,719	2	1,659	2
Total par value	108,441	100	102,678	100
Premiums	49		53
Discounts	(11)		(12)
Fair value hedging adjustments	(226)		(106)
Total advances	$108,253		$102,613

Fair value hedging adjustments changed $120 million at March 31, 2018 when compared to December 31, 2017 due to the impact of interest rates on our cumulative fair value adjustments on advances in hedge relationships.

At March 31, 2018 and December 31, 2017, 32 and 26 percent of our advances were variable rate callable advances. Callable advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Interest rates on our variable rate callable advances reset at each call date to be consistent with either the underlying LIBOR index or our current offering rate of our underlying cost of funds. In addition, we retain the flexibility to adjust the spread relative to our cost of funds for a material percentage of these variable rate advances on each reset date. We generally fund our variable rate callable advances with either discount notes, LIBOR indexed debt, or debt swapped to a LIBOR index. For additional discussion on our funding strategies, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

At March 31, 2018 and December 31, 2017, advances outstanding to our five largest member borrowers totaled $70.4 billion and $60.4 billion, representing 65 and 59 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at March 31, 2018 (dollars in millions):

	Amount	% of Total
Wells Fargo Bank, N.A.	$54,775	51
ZB, National Association	4,450	4
Transamerica Life Insurance Company[1]	4,085	4
Truman Insurance Company[2]	3,588	3
Principal Life Insurance Company	3,500	3
Total par value	$70,398	65

1	Excludes $1.4 billion of advances with Transamerica Premier Life Insurance Company, an affiliate of Transamerica Life Insurance Company.

2	Represents a captive insurance company member whose membership will terminate within five years of the Finance Agency’s final rule on membership that became effective February 19, 2016.

We manage our credit exposure to advances through an approach that provides for an established credit limit for each borrower, ongoing reviews of each borrower’s financial condition, and detailed collateral and lending policies to limit risk of loss while balancing borrowers’ needs for a reliable source of funding. In addition, we lend to our borrowers in accordance with the Federal Home Loan Bank Act of 1932 (FHLBank Act), Finance Agency regulations, and other applicable laws and regulations.

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no probable credit losses on our advances as of March 31, 2018 and December 31, 2017. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following tables summarize information on our mortgage loans held for portfolio (dollars in millions):

	March 31, 2018	December 31, 2017
Fixed rate conventional loans	$6,498	$6,472
Fixed rate government-insured loans	521	529
Total unpaid principal balance	7,019	7,001
Premiums	98	98
Discounts	(6)	(6)
Basis adjustments from mortgage loan commitments	3	5
Total mortgage loans held for portfolio	7,114	7,098
Allowance for credit losses	(2)	(2)
Total mortgage loans held for portfolio, net	$7,112	$7,096

Our total mortgage loans increased slightly at March 31, 2018 when compared to December 31, 2017 due to loan purchases exceeding principal paydowns. For additional discussion on our mortgage loan credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	March 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	3,500	10	4,600	13
Federal funds sold	5,660	17	4,250	12
Total short-term investments	9,161	27	8,851	25
Long-term investments[2]
Mortgage-backed securities
GSE single-family	3,534	11	3,740	11
GSE multifamily	10,287	31	10,983	32
U.S. obligations single-family[3]	3,688	11	3,741	11
U.S. obligations commercial[3]	2	—	2	—
Private-label residential	12	—	12	—
Total mortgage-backed securities	17,523	53	18,478	54
Non-mortgage-backed securities
U.S. obligations[3]	3,121	9	3,296	10
GSE and Tennessee Valley Authority obligations	1,663	5	1,889	5
State or local housing agency obligations	1,361	4	1,388	4
Other	541	2	550	2
Total non-mortgage-backed securities	6,686	20	7,123	21
Total long-term investments	24,209	73	25,601	75
Total investments	$33,370	100	$34,452	100

1	Short-term investments have original maturities equal to or less than one year.

2	Long-term investments have original maturities of greater than one year.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

Our investments decreased $1.1 billion or 3 percent at March 31, 2018 when compared to December 31, 2017 due primarily to maturities and paydowns of MBS and agency securities, partially offset by an increase in money market investments needed to manage our liquidity position during the quarter.

The Finance Agency limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 2.28 and 2.52 at March 31, 2018 and December 31, 2017.

We evaluate AFS and HTM securities in an unrealized loss position for other-than-temporary-impairment (OTTI) on at least a quarterly basis. As part of our OTTI evaluation, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we will recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, we perform analyses to determine if any of these securities are other-than-temporarily impaired. At March 31, 2018 and December 31, 2017 we did not consider any of these securities to be other-than-temporarily-impaired. Refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis performed at March 31, 2018.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At March 31, 2018 and December 31, 2017, the carrying value of consolidated obligations for which we are primarily liable totaled $140.1 billion and $135.6 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	March 31, 2018	December 31, 2017
Par value	$34,004	$36,740
Discounts and concession fees[1]	(74)	(58)
Total	$33,930	$36,682

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes decreased $2.8 billion or 8 percent at March 31, 2018 when compared to December 31, 2017. The decrease was primarily to better match the change in our advance products. For additional information on our discount notes and maturity gap, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

BONDS

The following table summarizes information on our bonds (dollars in millions):

	March 31, 2018	December 31, 2017
Total par value	$106,660	$99,184
Premiums	179	193
Discounts and concession fees[1]	(55)	(60)
Fair value hedging adjustments	(580)	(424)
Total bonds	$106,204	$98,893

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds increased $7.3 billion or 7 percent at March 31, 2018 when compared to December 31, 2017. The increase was driven by our increased use of bonds in place of discount notes in response to changes in our advance products outstanding. Fair value hedging adjustments changed $156 million at March 31, 2018 when compared to December 31, 2017 due to the impact of interest rates on our cumulative fair value adjustments on bonds in hedge relationships.

For additional information on our bonds and maturity gap, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Capital

The following table summarizes information on our capital (dollars in millions):

	March 31, 2018	December 31, 2017
Capital stock	$5,372	$5,068
Retained earnings	1,904	1,839
Accumulated other comprehensive income (loss)	159	114
Total capital	$7,435	$7,021

Our capital increased at March 31, 2018 when compared to December 31, 2017. The increase was primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. In addition, retained earnings increased due to net income, partially offset by dividends paid. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock” for additional information on our capital stock activity.

Derivatives

We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	March 31, 2018	December 31, 2017
Interest rate swaps
Noncallable	$50,109	$51,502
Callable by counterparty	1,701	1,853
Callable by the Bank	181	172
Total interest rate swaps	51,991	53,527
Forward settlement agreements (TBAs)	118	66
Mortgage delivery commitments	126	72
Total notional amount	$52,235	$53,665

The notional amount of our derivative contracts declined slightly at March 31, 2018 when compared to December 31, 2017. During the first quarter of 2018, we continued our use of swapped consolidated obligation bonds, in addition to LIBOR indexed debt to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the three months ended March 31, 2018, proceeds from the issuance of bonds and discount notes were $16.4 billion and $45.5 billion compared to $13.8 billion and $60.1 billion for the same period in 2017. We continued to issue term fixed and floating rate, callable, and step-up rate consolidated obligation bonds as well as shorter-term discount notes to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

We maintained continual access to funding and adapted our debt issuance to meet the needs of our members, which generally favored the issuance of shorter-term debt. Access to debt markets has been reliable because investors, driven by increased liquidity preferences, including the effects of money market fund reform and our government affiliation, have sought the FHLBanks’ debt as an asset of choice, which has led to advantageous funding opportunities. However, due to the short-term maturity of the debt, we may be exposed to additional risks associated with refinancing and our ability to access the capital markets.

We are focused on maintaining an adequate liquidity balance and a funding balance between our financial assets and financial liabilities and work collectively with the other FHLBanks to manage the system-wide liquidity and funding needs.  We monitor our debt refinancing risk and liquidity position primarily by tracking the maturities of financial assets and financial liabilities. In managing and monitoring the amounts of assets that require refunding, we consider contractual maturities of our financial assets, as well as certain assumptions regarding expected cash flows (i.e. estimated prepayments). External factors, including member borrowing needs, supply and demand in the debt markets, and other factors may affect liquidity balances and the funding balances between financial assets and financial liabilities. Refer to “Item 1. Financial Statements” for additional information regarding the contractual maturities of certain of our financial assets and liabilities.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of April 30, 2018, our consolidated obligations were rated AA+/A-1+ by Standard and Poor’s and Aaa/P-1 by Moody’s and both ratings had a stable outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2017 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At March 31, 2018 and December 31, 2017, the total par value of outstanding consolidated obligations for which we are primarily liable was $140.7 billion and $135.9 billion. At March 31, 2018 and December 31, 2017, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $878.6 billion and $898.3 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of April 30, 2018, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the three months ended March 31, 2018, repayments of consolidated obligations totaled $57.2 billion compared to $81.1 billion for the same period in 2017. A portion of these payments were due to the call of certain bonds in an effort to better match our projected asset cash flows. During the three months ended March 31, 2017, we called bonds with a total par value of $35 million. We did not call any bonds during the three months ended March 31, 2018.

During the three months ended March 31, 2018, advance disbursements totaled $80.3 billion compared to $50.5 billion for the same period in 2017. Advance disbursements will vary from period to period depending on member needs. During the three months ended March 31, 2018, investment purchases (excluding overnight investments) totaled $24.3 billion compared to $29.0 billion for the same period in 2017. Investment purchases during each period were primarily driven by the purchase of money market investments, including secured resale agreements in an effort to manage our liquidity position.

We also use liquidity to purchase mortgage loans, redeem member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

LIQUIDITY REQUIREMENTS
Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At March 31, 2018 and December 31, 2017, we were in compliance with all three of the Finance Agency liquidity requirements.
In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At March 31, 2018 and December 31, 2017, we were in compliance with this liquidity guidance.
Capital

CAPITAL REQUIREMENTS

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock, (including mandatorily redeemable capital stock), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock) and retained earnings. It does not include AOCI. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At March 31, 2018 and December 31, 2017, the Bank did not hold any nonpermanent capital. At March 31, 2018 and December 31, 2017, we were in compliance with all three of the Finance Agency’s regulatory capital requirements. Refer to “Item 1. Financial Statements — Note 12 — Capital” for additional information.

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

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days’ written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At March 31, 2018 and December 31, 2017, we had no excess capital stock outstanding.

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	March 31, 2018	December 31, 2017
Commercial banks	$3,861	$3,508
Savings institutions	98	145
Credit unions	381	393
Non-captive insurance companies	710	681
Captive insurance companies	322	341
Total GAAP capital stock	5,372	5,068
Mandatorily redeemable capital stock	356	385
Total regulatory capital stock	$5,728	$5,453

The increase in regulatory capital stock held at March 31, 2018 when compared to December 31, 2017 was primarily due to an increase in GAAP capital stock as a result of an increase in activity-based capital stock resulting from an increase in advance balances.

Retained Earnings
Our Enterprise Risk Management Policy (ERMP) includes a target level of retained earnings based on the amount we believe necessary to protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve our targeted level of retained earnings. At March 31, 2018, we exceeded our retained earnings target.

We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance the capital position of each FHLBank over time. Under the JCE Agreement, we allocate 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately in our Statements of Condition. At March 31, 2018 and December 31, 2017, our restricted retained earnings balance totaled $358 million and $335 million. One percent of our average balance of outstanding consolidated obligations for the three months ended December 31, 2017 was $1.4 billion.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended
	March 31,
	2018	2017
Aggregate cash dividends paid[1]	$53	$43
Effective combined annualized dividend rate paid on capital stock	4.03%	3.05%
Annualized dividend rate paid on membership capital stock	2.00%	0.75%
Annualized dividend rate paid on activity-based capital stock	4.50%	3.50%
Average three-month LIBOR	1.93%	1.07%

1
Includes aggregate cash dividends paid during the period. Amount excludes cash dividends paid on mandatorily redeemable capital stock. For financial reporting purposes, these dividends were recorded as interest expense in our Statements of Income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our 2017 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2018.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Finance Agency Proposed Amendments to AHP Regulations
On March 14, 2018, the Finance Agency published a proposed rule to amend the operating requirements of the FHLBanks’ AHP.  The proposal is open for public comment through June 12, 2018. If adopted as proposed, among other updates, the AHP rule would:

•	require us to create our own scoring criteria that are designed to satisfy new regulatory outcome requirements, replacing the existing regulatory scoring guidelines;

•	permit us to voluntarily increase our AHP homeownership set-aside funding program to 40% of annual available funds (up from the current rule’s 35% annual limit);

•	increase the per-household set-aside grant amount to $22,000 with an annual housing price inflation adjustment (up from the current fixed limit of $15,000);

•	remove the retention agreement requirement for owner-occupied units;

•	further align AHP monitoring with certain federal government funding programs;

•	increase threshold requirements for certain project types, such as projects dedicated to homeless or special needs populations; and

•	authorize us to use market research empirical data to create special targeted grant programs that would be a sub-set of the regular AHP competitive funding program.

The rule, as proposed, would represent a substantial overhaul of the existing regulation on the FHLBanks’ AHP and fundamentally change the structure and methodology for awarding grants to affordable housing projects. The proposed rule would also increase the AHP’s complexity and administrative burden.
The rule, as proposed, would require changes in the areas of operations, communications, and information systems of the FHLBanks. It would also require increased Board and Affordable Housing Advisory Council action and increased communications and education with members and sponsors. We do not believe that the rule, if adopted substantially as proposed, would be material to its financial condition or results of operation, since, among other things, it would not increase the annual AHP funding requirement. However, we expect there to be increased costs related to implementing the rule requirements and making related adjustments to its systems.
Office of the Comptroller of the Currency (OCC), FRB (Federal Reserve Board), Federal Deposit Insurance Corporation (FDIC), Farm Credit Administration and Finance Agency Proposed Rule on Margin and Capital Requirements for Covered Swap Entities
On February 21, 2018, the OCC, FRB, FDIC, Farm Credit Administration, and the Finance Agency published a proposed amendment to each agency’s final rule on Margin and Capital Requirements for Covered Swap Entities (Swap Margin Rules) to conform the definition of “eligible master netting agreement” in such rules to the FRB’s, OCC’s and FDIC’s final qualified financial contract (QFC) rules. It also clarifies that a legacy swap would not be deemed to be a covered swap under the Swap Margin Rules if it is amended to conform to the QFC rules. The QFC rules previously published by the OCC, FRB and FDIC require their respective regulated entities to amend covered QFCs to limit a counterparty’s immediate termination or exercise of default rights in the event of bankruptcy or receivership of the regulated entity or its affiliate(s).
Comments on the proposed rule were due by April 23, 2018. We continue to evaluate the proposed rule, but do not expect this rule, if adopted substantially as proposed, to materially affect our financial condition or results of operations.

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

Market Risk

We define market risk as the risk that Market Value of Capital Stock (MVCS) or net income will change as a result of changes in market conditions, such as interest rates, spreads, and volatilities. Interest rate risk was our predominant type of market risk exposure during the three months ended March 31, 2018 and 2017. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and derivatives, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate changes and spread and volatility movements.

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

We monitor and manage to the MVCS policy limits to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach requires a prompt action to address the measure outside of the policy limit and the breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. We were in compliance with the MVCS policy limits at March 31, 2018 and December 31, 2017.

Our down 200 basis point policy limit is suspended when the 10-year swap rate is below 2.50 percent and remains so for five consecutive days. At March 31, 2018, the 10-year swap rate was 2.79 percent and the associated policy limit was applicable. At December 31, 2017, the 10-year swap rate was 2.40 percent and therefore the associated policy limit was suspended.

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous parallel changes in interest rates at March 31, 2018 and December 31, 2017:

	Market Value of Capital Stock Assuming Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March 31, 2018	$134.7	$136.2	$136.0	$135.2	$134.1	$132.8	$129.6
December 31, 2017	$133.7	$136.0	$136.4	$135.8	$134.7	$133.2	$129.9

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March 31, 2018	(0.4)%	0.7%	0.6%	—%	(0.8)%	(1.8)%	(4.1)%
December 31, 2017	(1.5)%	0.2%	0.4%	—%	(0.8)%	(1.9)%	(4.4)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March 31, 2018 and December 31, 2017	(12.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(12.0)%

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel changes in interest rates at March 31, 2018 and December 31, 2017:

	Market Value of Capital Stock Assuming Non-Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March 31, 2018	$134.2	$135.2	$135.4	$135.2	$134.7	$133.8	$131.4
December 31, 2017	$133.9	$135.3	$135.8	$135.8	$135.2	$134.2	$131.5

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March 31, 2018	(0.7)%	—%	0.1%	—%	(0.4)%	(1.1)%	(2.8)%
December 31, 2017	(1.4)%	(0.3)%	—%	—%	(0.4)%	(1.2)%	(3.2)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March 31, 2018 and December 31, 2017	(13.0)%	(5.5)%	(2.5)%	—%	(2.5)%	(5.5)%	(13.0)%

Our base case MVCS was 135.2 at March 31, 2018 when compared to 135.8 at December 31, 2017. The change was primarily attributable to the following factors:

•
Increased Shares of Capital Stock: Our capital stock balance increased at March 31, 2018 when compared to December 31, 2017 due to capital stock issued as a result of increased member activity. As we issued this capital stock at par, which is below our current MVCS value, our MVCS was negatively impacted.

•
Increase in retained earnings: We recorded net income of $118 million during the three months ended March 31, 2018, which was primarily driven by net interest income of $157 million. Dividend payments for the three months ended March 31, 2018 totaled $53 million. The earnings in excess of dividends paid had a positive impact on the market value of our assets, thereby increasing MVCS.

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
Our primary income sensitivity policy limits specify a floor on our projected return on capital stock of no less than 50 percent of average projected 3-month LIBOR over 24 months for the up and down 100 and 200 basis point parallel interest rate change scenarios as well as for the up and down 100 basis point non-parallel interest rate changes for each shock scenario. Any policy limit breach requires a prompt action to address the measure outside of the policy limit. The breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. We were in compliance with the projected 24-month income sensitivity policy limits at both March 31, 2018 and December 31, 2017. For more information on our Projected Income Sensitivity, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Projected Income Sensitivity” in our 2017 10-K.
Capital Adequacy

An adequate capital position is necessary for providing safe and sound operations of the Bank. Our key capital adequacy measures are MVCS and regulatory capital in order to maintain capital levels in accordance with Finance Agency regulations. In addition, we monitor retained earnings. For a discussion of our key capital adequacy measure, MVCS, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Market Value of Capital Stock Sensitivity.”

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

Under a blanket pledge agreement, we are granted a security interest in all financial assets of the borrower to fully secure the borrower’s obligation. Other than securities and cash deposits, we do not initially take delivery of collateral pledged by blanket pledge agreement borrowers. In the event of deterioration in the financial condition of a blanket pledge agreement borrower, we have the ability to require delivery of pledged collateral sufficient to secure the borrower’s obligation. With respect to non-blanket pledge agreement borrowers that are federally insured, we generally require collateral to be specifically assigned. With respect to non-blanket pledge agreement borrowers that are not federally insured (typically insurance companies, CDFIs, and housing associates), we generally take control of collateral through the delivery of cash, securities, or loans to us or our custodians.

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

At March 31, 2018 and December 31, 2017, borrowers pledged $313.2 billion and $319.0 billion of collateral (net of applicable discounts) to support activity with us, including advances. At March 31, 2018 and December 31, 2017, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

The following table shows our total exposure, including advances, as well as the collateralization percentage of outstanding exposure by borrower type (dollars in millions):

	March 31, 2018		December 31, 2017
	Sum of Total Exposure	% Collateralized	Sum of Total Exposure	% Collateralized
Commercial banks	$85,081	275%	$76,589	313%
Savings institutions	1,127	702	2,412	328
Credit unions	3,822	407	4,423	344
Non-captive insurance companies	19,984	140	19,907	136
Captive insurance companies	7,187	101	7,634	101
Community development financial institutions	3	214	3	214
Housing associates	37	234	23	289
Non-member borrowers	274	131	523	117
Total borrowers	$117,515	250%	$111,514	268%

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on our credit products as of March 31, 2018 and December 31, 2017. Accordingly, we have not recorded any allowance for credit losses on our credit products.

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

Effective May 31, 2015, as a part of the merger with the Federal Home Loan Bank of Seattle (Seattle Bank) (the Merger), we acquired mortgage loans previously purchased by the Seattle Bank under the MPP. This program involved investment by the Seattle Bank in single-family mortgage loans that were purchased directly from MPP PFIs. Similar to the MPF program, MPP PFIs generally originated, serviced, and credit enhanced the mortgage loans sold to the Seattle Bank. In 2005, the Seattle Bank ceased entering into new MPP master commitment contracts and therefore all MPP loans acquired were originated prior to 2006. We currently do not purchase mortgage loans under this program.

The following table presents the unpaid principal balance of our mortgage loan portfolio by product type (dollars in millions):

Product Type	March 31, 2018	December 31, 2017
Conventional	$6,498	$6,472
Government	521	529
Total mortgage loan unpaid principal balance	$7,019	$7,001

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

Conventional Mortgage Loans. For our conventional mortgage loans, we have several layers of legal loss protection that are defined in agreements among us and our PFIs. These loss layers may vary depending on the product alternatives selected and credit profile of the loans. Loss layers may consist of (i) homeowner equity, (ii) primary mortgage insurance (PMI), (iii) a first loss account (FLA), if applicable, and (iv) a credit enhancement obligation of the PFI, if applicable. For a detailed discussion of these loss layers, refer to “Item 1. Financial Statements — Note 9 — Allowance for Credit Losses.”

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional MPF and MPP mortgage loan portfolios at the balance sheet date. The measurement of our MPF and MPP allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, and (iii) estimating additional credit losses in the conventional mortgage loan portfolio. The allowance for credit losses on our conventional mortgage loans was $2 million at both March 31, 2018 and December 31, 2017.

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At March 31, 2018, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty’s overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from three to 15 percent based on the counterparty’s credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of six to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. At March 31, 2018, we were in compliance with the regulatory limits established for unsecured credit.

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

At March 31, 2018, our unsecured investment exposure consisted of overnight Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at March 31, 2018 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1,2]
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$—	$—	$430	$430
U.S subsidiaries of foreign commercial banks	—	155	—	155
Total domestic and U.S. subsidiaries of foreign commercial banks	—	155	430	585
U.S. branches and agency offices of foreign commercial banks
Australia	600	—	—	600
Belgium	—	375	—	375
Canada	—	1,275	—	1,275
France	—	600	—	600
Netherlands	—	425	—	425
Norway	—	600	—	600
Sweden	1,200	—	—	1,200
Total U.S. branches and agency offices of foreign commercial banks	1,800	3,275	—	5,075
Total unsecured investment exposure	$1,800	$3,430	$430	$5,660

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Table excludes investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the FDIC.

Investment Ratings

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	March 31, 2018
	Credit Rating[1]
	AAA	AA	A	BBB	BB or Lower	Total
Interest-bearing deposits	$—	$1	$—	$—	$—	$1
Securities purchased under agreements to resell	500	—	500	2,500	—	3,500
Federal funds sold	—	1,800	3,430	430	—	5,660
Investment securities:
Mortgage-backed securities
GSE single-family	—	3,534	—	—	—	3,534
GSE multifamily	—	10,287	—	—	—	10,287
U.S. obligations single-family[2]	—	3,688	—	—	—	3,688
U.S. obligations commercial[2]	—	2	—	—	—	2
Private-label residential	—	4	—	7	1	12
Total mortgage-backed securities	—	17,515	—	7	1	17,523
Non-mortgage-backed securities
U.S. obligations[2]	—	3,121	—	—	—	3,121
GSE and Tennessee Valley Authority obligations	—	1,663	—	—	—	1,663
State or local housing agency obligations	1,109	252	—	—	—	1,361
Other	442	99	—	—	—	541
Total non-mortgage-backed securities	1,551	5,135	—	—	—	6,686
Total investments[3]	$2,051	$24,451	$3,930	$2,937	$1	$33,370

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	At March 31, 2018, 17 percent of our total investments were unsecured.

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2017
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Total
Interest-bearing deposits	$—	$1	$—	$—	$—	$1
Securities purchased under agreements to resell	1,600	—	500	2,500	—	4,600
Federal funds sold	—	600	2,530	1,120	—	4,250
Investment securities:
Mortgage-backed securities
GSE single-family	—	3,740	—	—	—	3,740
GSE multifamily	—	10,983	—	—	—	10,983
U.S. obligations single-family[2]	—	3,741	—	—	—	3,741
U.S. obligations commercial[2]	—	2	—	—	—	2
Private-label residential	—	4	—	7	1	12
Total mortgage-backed securities	—	18,470	—	7	1	18,478
Non-mortgage-backed securities
U.S. obligations[2]	—	3,296	—	—	—	3,296
GSE and Tennessee Valley Authority obligations	—	1,889	—	—	—	1,889
State or local housing agency obligations	1,122	266	—	—	—	1,388
Other	451	99	—	—	—	550
Total non-mortgage-backed securities	1,573	5,550	—	—	—	7,123
Total investments[3]	$3,173	$24,621	$3,030	$3,627	$1	$34,452

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	At December 31, 2017, 12 percent of our total investments were unsecured.

Our total investments decreased at March 31, 2018 when compared to December 31, 2017 due primarily to maturities of MBS and agency securities, partially offset by money market investment purchases needed to manage our liquidity position during the quarter.

At March 31, 2018 and December 31, 2017, we did not consider any of our investments to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment.”

Mortgage-Backed Securities

We limit our investments in MBS to those guaranteed by the U.S. Government or issued by a GSE. Further, our ERMP prohibits new purchases of private-label MBS. We perform ongoing analysis on these investments to determine potential credit issues. At March 31, 2018 and December 31, 2017, we owned $17.5 billion and $18.5 billion of MBS, of which approximately 99.9 percent were guaranteed by the U.S. Government or issued by GSEs and 0.1 percent were private-label MBS at each period end.

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

The contractual or notional amount of derivatives reflects our involvement in the various classes of financial instruments. Our maximum credit risk is the estimated cost of replacing derivatives if there is a default, minus the value of any related collateral. In determining maximum credit risk, we consider accrued interest receivables and payables as well as our ability to net settle positive and negative positions with the same counterparty and/or clearing agent when netting requirements are met.

The following table shows our derivative counterparty credit exposure (dollars in millions):

	March 31, 2018
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Liability positions with credit exposure
Uncleared derivatives
A3	$2,428	$(18)	$18	$—
BBB[3]	416	(1)	1	—
Cleared derivatives[2]	43,218	(9)	92	83
Total derivative positions with credit exposure to non-member counterparties	46,062	(28)	111	83
Member institutions[3,4]	6	—	—	—
Total	46,068	$(28)	$111	$83
Derivative positions without credit exposure	6,167
Total notional	$52,235

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2
Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing's parent, CME Group Inc. was rated Aa3 by Moody's and AA- by Standard and Poor's at March 31, 2018.

3	Net credit exposure is less than $1 million.

4	Represents mortgage delivery commitments with our member institutions.

The following table shows our derivative counterparty credit exposure (dollars in millions):

	December 31, 2017
Credit Rating[2]	Notional Amount	Net Derivatives Fair Value Before Collateral[1]	Cash Collateral Pledged To (From) Counterparty[1]	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A3	$5	$—	$—	$—
Liability positions with credit exposure
Uncleared derivatives
A3	144	(2)	2	—
BBB	194	(17)	18	1
Cleared derivatives[4]	43,899	(9)	108	99
Total derivative positions with credit exposure to non-member counterparties	44,242	(28)	128	100
Member institutions[3,5]	18	—	—	—
Total	44,260	$(28)	$128	$100
Derivative positions without credit exposure	9,405
Total notional	$53,665

1 To conform with current presentation, $313 million in variation margin has been allocated to the individual derivative instruments as of December 31, 2017 and included in net derivatives fair value before collateral. Previously, this amount was included in cash collateral pledged to (from) counterparty.

2	Represents the lowest credit rating available for each counterparty based on an NRSRO.

3	Net credit exposure is less than $1 million.

4
Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing’s parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by Standard and Poor’s at December 31, 2017.

5	Represents mortgage delivery commitments with our member institutions.

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

Operational risk includes the risk that cyber incidents could result in a failure or interruption of our business operations. We have not experienced any such disruption with a material adverse impact. However, we do rely heavily on internal and third-party information systems and other technology to conduct and manage our business and any disruptions to those items could have a material adverse impact on our financial condition and results of operations. We mitigate cybersecurity risk utilizing the concept of defense in depth, where multiple layers of security controls are implemented. Administrative, physical, and logical controls are in place for identifying, monitoring, and controlling system access, sensitive data, and system changes. In addition, we employ thorough security testing and training that includes regular third party facilitated penetration testing, as well as mandatory staff training on cyber risks. Given the importance of cybersecurity and ever-increasing sophistication of potential cyber-attacks, including the recently discovered Spectre and Meltdown vulnerabilities inherent in almost all equipment in use today, we expect to continue to strengthen our cyber-defenses.

As a result of the storm drain pipe break and water damage to our then headquarters on June 22, 2017, we leased additional space for our temporary headquarters during the third quarter of 2017. We expect to remain at this location until our new headquarters located at 909 Locust St., Des Moines, Iowa is ready for occupancy, which is currently anticipated for late 2018. As a result of the storm drain pipe and transitioning employees to a temporary headquarters location, our operational risk profile was elevated. No known material disruptions in member services or material impacts to our financial condition and results of operations have been experienced due to the disruption. For additional information on our temporary relocation, see “Part II — Item 8. Financial Statements and Supplementary Data — Note 1 — Summary of Significant Accounting Policies” in our 2017 Form 10-K.

Legal and Regulatory Compliance Risk

We define legal and regulatory compliance risk as the risk that may arise from unenforceable contracts, lawsuits, adverse judgments, or noncompliance with laws, rules, regulations and policies, resulting in legal, regulatory, and reputational exposures. Our Legal and Operational Risk and Compliance departments are responsible for coordinating with our various business units in connection with its identification, evaluation, and mitigation of our legal and regulatory compliance risks.

Strategic Risk

We define strategic risk as the risk of an adverse impact on our mission, financial condition, or current and future profitability resulting from external factors that may occur in both the short- and long-term. Strategic risk includes political, reputation, regulatory, and/or environmental factors, many of which are beyond our control. From time to time, proposals are made, or legislative and regulatory changes are considered, which could affect our cost of doing business or other aspects of our business. We mitigate strategic risk through strategic business planning and monitoring of our external environment. For additional information on some of the more important risks we face, refer to “Item 1A. Risk Factors” in our 2017 Form 10-K.

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting
During the first quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Of the 11 cases initially filed, one has been dismissed, two have been settled in part and dismissed in part, and eight have been settled. We appealed the one complete dismissal and two partial dismissals covering the claims related to five certificates across three different cases. In December 2017, the appellate court affirmed the dismissal of the claims related to four of the certificates in two of the actions. In January 2018, we filed petitions for discretionary review of these appellate court rulings with the Washington Supreme Court, and on May 3, 2018, the Court granted both petitions. The Bank expects the Supreme Court’s review of the lower court rulings to be completed in late 2018 or early 2019. The aggregate consideration paid for these certificates is $567 million. The aggregate consideration paid for the one remaining certificate still under appeal is $200 million. That appeal was argued before the intermediate appellate court on April 23, 2018.

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
During the three months ended March 31, 2018, we did not settle any private-label MBS claims. During the three months ended March 31, 2017, we settled a private-label MBS claim and recognized $21 million in net gains on litigation settlements.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2017 Form 10-K. There have been no material changes to our risk factors during the three months ended March 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There were no material changes to the disclosure related to the Rule 2-01 (c)(1)(ii)(A) of SEC Regulation S-X (the Loan Rule) included in our 2017 10-K. Refer to “Part II. Item 9B - Other Information” in our 2017 Form 10-K for additional information.

Principal Accounting Officer Designation

On May 7, 2018, Donna S. Stone was designated as the Bank’s principal accounting officer for SEC reporting purposes. Ms. Stone, age 60, serves as the Bank’s Senior Vice President and Chief Accounting Officer. In her new role, Ms. Stone’s management responsibilities include financial reporting, accounting policy, financial accounting, accounting systems, and accounting operations. Prior to joining the Bank, Ms. Stone consulted as acting controller from 2017 to January 2018 at MapleMark Bank in Dallas, Texas. From 2011 to 2016, Ms. Stone served as controller of OneMain Financial, in Irving, Texas, a subsidiary of Citigroup, Inc. From 1996 to 2011, Ms. Stone served in various other senior roles at Citigroup. Ms. Stone is a licensed certified public accountant and certified in financial forensics. Ardis E. Kelley, our prior Chief Accounting Officer, continued to serve as interim Chief Accounting Officer until May 7, 2018, and was the Bank’s principal accounting officer until that time. Ms. Kelley remains the Bank’s Senior Vice President and Chief Strategy Officer.

ITEM 6. EXHIBITS

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective February 10, 2016[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended and approved by the Federal Housing Finance Agency on May 31, 2015[1]
10.1	2018 Director Fee Policy, effective January 1, 2018[3]
10.2	Employment Agreement with Dusan Stojanovic, effective January 1, 2018[4]
10.3	Employment Agreement with Sunil Mohandas, effective January 1, 2018[4]
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

1	Incorporated by reference to our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

2	Incorporated by reference to our Form 8-K filed with the SEC on February 17, 2016 (Commission File No. 000-51999).

3	Incorporated by reference to our Form 8-K filed with the SEC on November 9, 2017 (Commission File No. 000-51999).

4	Incorporated by reference to our Form 8-K/A filed with the SEC on January 19, 2018 (Commission File No. 000-51999).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	May 11, 2018

By:	/s/ Michael L. Wilson
Michael L. Wilson President and Chief Executive Officer

By:	/s/ Donna S. Stone
Donna S. Stone Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)