Form 10-Q
period 2018-06-30
Federal Home Loan Bank of Des Moines
filed 2018-08-10
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2018
Class B Stock, par value $100	56,603,795

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$201	$503
Interest-bearing deposits	1	1
Securities purchased under agreements to resell	4,900	4,600
Federal funds sold	4,435	4,250
Investment securities
Trading securities (Note 3)	937	1,177
Available-for-sale securities (Note 4)	19,451	20,796
Held-to-maturity securities (fair value of $3,325 and $3,686) (Note 5)	3,295	3,628
Total investment securities	23,683	25,601
Advances (includes $15 and $0 at fair value under the fair value option) (Note 7)	109,963	102,613
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $2 (Notes 8 and 9)	7,310	7,096
Accrued interest receivable	305	223
Derivative assets, net (Note 10)	83	100
Other assets	100	112
TOTAL ASSETS	$150,981	$145,099
LIABILITIES
Deposits
Interest-bearing	$914	$1,013
Non-interest-bearing	114	94
Total deposits	1,028	1,107
Consolidated obligations (Note 11)
Discount notes	43,122	36,682
Bonds	98,468	98,893
Total consolidated obligations	141,590	135,575
Borrowings from other FHLBanks	—	600
Mandatorily redeemable capital stock (Note 12)	373	385
Accrued interest payable	238	210
Affordable Housing Program payable	155	142
Derivative liabilities, net (Note 10)	2	6
Other liabilities	56	53
TOTAL LIABILITIES	143,442	138,078
Commitments and contingencies (Note 14)
CAPITAL (Note 12)
Capital stock - Class B putable ($100 par value); 54 and 51 issued and outstanding shares	5,420	5,068
Retained earnings
Unrestricted	1,593	1,504
Restricted	384	335
Total retained earnings	1,977	1,839
Accumulated other comprehensive income (loss)	142	114
TOTAL CAPITAL	7,539	7,021
TOTAL LIABILITIES AND CAPITAL	$150,981	$145,099

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2018		2017	2018	2017
INTEREST INCOME
Advances	$626		$381	$1,128	$714
Interest-bearing deposits	1		1	1	1
Securities purchased under agreements to resell	16		8	28	16
Federal funds sold	22		15	45	27
Trading securities	8		12	16	23
Available-for-sale securities	122		89	232	168
Held-to-maturity securities	22		20	43	40
Mortgage loans held for portfolio	61		59	121	117
Total interest income	878		585	1,614	1,106
INTEREST EXPENSE
Consolidated obligations - Discount notes	170		124	294	233
Consolidated obligations - Bonds	534		286	982	539
Deposits	2		1	5	2
Mandatorily redeemable capital stock	5		4	9	9
Total interest expense	711		415	1,290	783
NET INTEREST INCOME	167		170	324	323
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(8)		4	(24)	9
Net gains (losses) on derivatives and hedging activities	14		(3)	34	3
Gains on litigation settlements, net	—		—	—	21
Other, net	2		5	6	8
Total other income (loss)	8	—	6	16	41
OTHER EXPENSE
Compensation and benefits	14		14	31	27
Contractual services	3		3	6	6
Professional fees	4		5	7	10
Other operating expenses	6		5	11	10
Federal Housing Finance Agency	3		2	5	5
Office of Finance	1		2	3	4
Other, net	1		—	2	1
Total other expense	32		31	65	63
NET INCOME BEFORE ASSESSMENTS	143		145	275	301
Affordable Housing Program assessments	14		15	28	31
NET INCOME	$129		$130	$247	$270

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$129	$130	$247	$270
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	(17)	41	28	105
Pension and postretirement benefits	—	1	—	2
Total other comprehensive income (loss)	(17)	42	28	107
TOTAL COMPREHENSIVE INCOME (LOSS)	$112	$172	$275	$377

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)		Additional Capital from Merger
	Shares	Par Value
BALANCE, DECEMBER 31, 2016	59	$5,917	$52
Comprehensive income (loss)	—	—	—
Proceeds from issuance of capital stock	29	2,905	—
Repurchases/redemptions of capital stock	(32)	(3,171)	—
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(28)	—
Cash dividends on capital stock	—	—	(52)
BALANCE, JUNE 30, 2017	56	$5,623	$—

BALANCE, DECEMBER 31, 2017	51	$5,068	$—
Comprehensive income (loss)	—	—	—
Proceeds from issuance of capital stock	40	4,015	—
Repurchases/redemptions of capital stock	(37)	(3,624)	—
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(39)	—
Cash dividends on capital stock	—	—
BALANCE, JUNE 30, 2018	54	$5,420	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL (continued from previous page)
(dollars and shares in millions)
(Unaudited)

	Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2016	$1,219	$231	$1,450	$(18)	$7,401
Comprehensive income (loss)	216	54	270	107	377
Proceeds from issuance of capital stock	—	—	—	—	2,905
Repurchases/redemptions of capital stock	—	—	—	—	(3,171)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(28)
Cash dividends on capital stock	(36)	—	(36)	—	(88)
BALANCE, JUNE 30, 2017	$1,399	$285	$1,684	$89	$7,396

BALANCE, DECEMBER 31, 2017	$1,504	$335	$1,839	$114	$7,021
Comprehensive income (loss)	198	49	247	28	275
Proceeds from issuance of capital stock	—	—	—	—	4,015
Repurchases/redemptions of capital stock	—	—	—	—	(3,624)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(39)
Cash dividends on capital stock	(109)	—	(109)	—	(109)
BALANCE, JUNE 30, 2018	$1,593	$384	$1,977	$142	$7,539

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$247	$270
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	18	16
Net (gains) losses on trading securities	24	(9)
Net change in derivatives and hedging activities	87	(1)
Other adjustments	1	(1)
Net change in:
Accrued interest receivable	(121)	(36)
Other assets	2	(4)
Accrued interest payable	27	29
Other liabilities	15	(15)
Total adjustments	53	(21)
Net cash provided by (used in) operating activities	300	249
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	63	17
Securities purchased under agreements to resell	(300)	2,425
Federal funds sold	(185)	(5)
Premises, software, and equipment	(11)	(21)
Loans to other FHLBanks	—	200
Trading securities
Proceeds from maturities of long-term	215	13
Available-for-sale securities
Proceeds from maturities of long-term	1,703	1,002
Purchases of long-term	(497)	(402)
Held-to-maturity securities
Proceeds from maturities of long-term	344	457
Advances
Repaid	149,512	142,862
Originated or purchased	(157,016)	(130,163)
Mortgage loans held for portfolio
Principal collected	445	516
Originated or purchased	(669)	(566)
Proceeds from sales of foreclosed assets	3	4
Net cash provided by (used in) investing activities	(6,393)	16,339

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017
FINANCING ACTIVITIES
Net change in deposits	(11)	(150)
Borrowings from other FHLBanks	(600)	—
Net payments on derivative contracts with financing elements	—	(2)
Net proceeds from issuance of consolidated obligations
Discount notes	91,697	118,084
Bonds	21,052	26,848
Payments for maturing and retiring consolidated obligations
Discount notes	(85,275)	(132,486)
Bonds	(21,303)	(27,575)
Proceeds from issuance of capital stock	4,015	2,905
Payments for repurchases/redemptions of capital stock	(3,624)	(3,171)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(51)	(212)
Cash dividends paid	(109)	(88)
Net cash provided by (used in) financing activities	5,791	(15,847)
Net increase (decrease) in cash and due from banks	(302)	741
Cash and due from banks at beginning of the period	503	223
Cash and due from banks at end of the period	$201	$964

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$1,249	$769
Affordable Housing Program payments	16	15
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	39	27
Mortgage loan charge-offs	—	1
Transfers of mortgage loans to other assets	3	3
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	39	28

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

Reclassifications

Certain amounts in the Bank’s 2017 financial statements and footnotes have been reclassified to conform to the presentation as of June 30, 2018. In particular, due to the change in current presentation, variation margin on cleared derivatives has been allocated to the individual derivative instruments. Previously, this amount was included as a component of netting adjustments and cash collateral. For additional details regarding this reclassification, refer to “Note 10 — Derivatives and Hedging Activities.”

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the six months ended June 30, 2018. Descriptions of all significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in the 2017 Form 10-K.

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
Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08)

On March 30, 2017, the FASB issued guidance to shorten the amortization period for certain purchased callable debt securities held at a premium. Specifically, this guidance requires the premium to be amortized to the earliest call date. This guidance does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This guidance is effective for the Bank for the interim and annual periods beginning on January 1, 2019, and early adoption is permitted. This guidance should be applied using a modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Bank does not intend to adopt this guidance early. The Bank has evaluated this guidance and its effect on the Bank’s financial condition, results of operations, and cash flows is not expected to be material.

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

This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2019, and early application is permitted. In July 2018, the FASB issued amendments that, among other things, provide entities with an additional transition method to adopt the guidance. The new transition method allows entities an option to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Bank does not intend to adopt this new guidance early. Upon adoption, the Bank expects to report higher assets and liabilities as a result of recording right-of-use assets and lease liabilities on its statements of condition. The Bank is in the process of evaluating this guidance, and its effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.

Note 3 — Trading Securities

MAJOR SECURITY TYPES

Trading securities were as follows (dollars in millions):

	June 30, 2018	December 31, 2017
Non-mortgage-backed securities
U.S. obligations[1]	$182	$197
GSE and Tennessee Valley Authority obligations	57	260
Other[2]	265	272
Total non-mortgage-backed securities	504	729
Mortgage-backed securities
GSE multifamily	433	448
Total fair value	$937	$1,177

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Consists of taxable municipal bonds.

NET GAINS (LOSSES) ON TRADING SECURITIES

The Bank did not sell any trading securities during the three and six months ended June 30, 2018 and 2017. During the three and six months ended June 30, 2018, the Bank recorded net holding losses of $8 million and $24 million on its trading securities compared to net holding gains of $4 million and $9 million for the same periods in 2017.

Note 4 — Available-for-Sale Securities

MAJOR SECURITY TYPES

AFS securities were as follows (dollars in millions):

	June 30, 2018
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
U.S. obligations[2]	$2,808	$13	$(1)	$2,820
GSE and Tennessee Valley Authority obligations	1,001	38	—	1,039
State or local housing agency obligations	908	—	(2)	906
Other[3]	260	12	—	272
Total non-mortgage-backed securities	4,977	63	(3)	5,037
Mortgage-backed securities
U.S. obligations single-family[2]	4,065	33	(1)	4,097
GSE single-family	883	7	(5)	885
GSE multifamily	9,380	59	(7)	9,432
Total mortgage-backed securities	14,328	99	(13)	14,414
Total	$19,305	$162	$(16)	$19,451

	December 31, 2017
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
U.S. obligations[2]	$3,096	$8	$(5)	$3,099
GSE and Tennessee Valley Authority obligations	1,197	39	—	1,236
State or local housing agency obligations	935	—	(1)	934
Other[3]	269	9	—	278
Total non-mortgage-backed securities	5,497	56	(6)	5,547
Mortgage-backed securities
U.S. obligations single-family[2]	3,716	11	(1)	3,726
GSE single-family	983	7	(2)	988
GSE multifamily	10,482	57	(4)	10,535
Total mortgage-backed securities	15,181	75	(7)	15,249
Total	$20,678	$131	$(13)	$20,796

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	Consists of taxable municipal bonds and/or Private Export Funding Corporation (PEFCO) bonds.

UNREALIZED LOSSES

The following tables summarize AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
U.S. obligations[1]	$316	$—	$338	$(1)	$654	$(1)
State or local housing agency obligations	13	—	594	(2)	607	(2)
Total non-mortgage-backed securities	329	—	932	(3)	1,261	(3)
Mortgage-backed securities
U.S. obligations single-family[1]	497	(1)	—	—	497	(1)
GSE single-family	297	(5)	48	—	345	(5)
GSE multifamily	2,653	(4)	859	(3)	3,512	(7)
Total mortgage-backed securities	3,447	(10)	907	(3)	4,354	(13)
Total	$3,776	$(10)	$1,839	$(6)	$5,615	$(16)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
U.S. obligations[1]	$29	$—	$1,783	$(5)	$1,812	$(5)
State or local housing agency obligations	6	—	655	(1)	661	(1)
Total non-mortgage-backed securities	35	—	2,438	(6)	2,473	(6)
Mortgage-backed securities
U.S. obligations single-family[1]	111	—	887	(1)	998	(1)
GSE single-family	222	(2)	53	—	275	(2)
GSE multifamily	224	(1)	1,756	(3)	1,980	(4)
Total mortgage-backed securities	557	(3)	2,696	(4)	3,253	(7)
Total	$592	$(3)	$5,134	$(10)	$5,726	$(13)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	June 30, 2018		December 31, 2017
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$26	$26	$158	$159
Due after one year through five years	969	976	750	755
Due after five years through ten years	3,160	3,181	3,574	3,583
Due after ten years	822	854	1,015	1,050
Total non-mortgage-backed securities	4,977	5,037	5,497	5,547
Mortgage-backed securities	14,328	14,414	15,181	15,249
Total	$19,305	$19,451	$20,678	$20,796

Note 5 — Held-to-Maturity Securities

MAJOR SECURITY TYPES

Held-to-maturity (HTM) securities were as follows (dollars in millions):

	June 30, 2018
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$391	$49	$(2)	$438
State or local housing agency obligations	427	1	(2)	426
Total non-mortgage-backed securities	818	50	(4)	864
Mortgage-backed securities
U.S. obligations single-family[2]	11	—	—	11
U.S. obligations commercial[2]	2	—	—	2
GSE single-family	2,453	8	(24)	2,437
Private-label residential	11	—	—	11
Total mortgage-backed securities	2,477	8	(24)	2,461
Total	$3,295	$58	$(28)	$3,325

	December 31, 2017
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$393	$65	$—	$458
State or local housing agency obligations	454	2	(2)	454
Total non-mortgage-backed securities	847	67	(2)	912
Mortgage-backed securities
U.S. obligations single-family[2]	15	—	—	15
U.S. obligations commercial[2]	2	—	—	2
GSE single-family	2,752	7	(14)	2,745
Private-label residential	12	—	—	12
Total mortgage-backed securities	2,781	7	(14)	2,774
Total	$3,628	$74	$(16)	$3,686

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

UNREALIZED LOSSES

The following tables summarize HTM securities with unrealized losses by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$90	$(2)	$—	$—	$90	$(2)
State or local housing agency obligations	$17	$—	$162	$(2)	$179	$(2)
Total non-mortgage-backed securities	107	(2)	162	(2)	269	(4)
Mortgage-backed securities
U.S. obligations single-family[1]	—	—	5	—	5	—
U.S. obligations commercial[1]	1	—	1	—	2	—
GSE single-family	12	—	1,200	(24)	1,212	(24)
Private-label residential	—	—	7	—	7	—
Total mortgage-backed securities	13	—	1,213	(24)	1,226	(24)
Total	$120	$(2)	$1,375	$(26)	$1,495	$(28)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
State or local housing agency obligations	$2	$—	$168	$(2)	$170	$(2)
Total non-mortgage-backed securities	2	—	168	(2)	170	(2)
Mortgage-backed securities
U.S. obligations single-family[1]	7	—	1	—	8	—
U.S. obligations commercial[1]	1	—	1	—	2	—
GSE single-family	42	—	1,427	(14)	1,469	(14)
Private-label residential	—	—	8	—	8	—
Total mortgage-backed securities	50	—	1,437	(14)	1,487	(14)
Total	$52	$—	$1,605	$(16)	$1,657	$(16)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	June 30, 2018		December 31, 2017
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$14	$14	$20	$20
Due after one year through five years	71	71	72	72
Due after five years through ten years	340	362	344	376
Due after ten years	393	417	411	444
Total non-mortgage-backed securities	818	864	847	912
Mortgage-backed securities	2,477	2,461	2,781	2,774
Total	$3,295	$3,325	$3,628	$3,686

Note 6 — Other-Than-Temporary Impairment

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for other-than-temporary impairment (OTTI) on a quarterly basis. As part of its evaluation of securities for OTTI, the Bank considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank will recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, the Bank performs analyses to determine if any of these securities are other-than-temporarily impaired. The analysis of the Bank’s AFS and HTM investment securities in an unrealized loss position at June 30, 2018 is discussed below:

•
U.S. obligations and GSE and Tennessee Valley Authority obligations. The unrealized losses were due primarily to changes in interest rates and not to a significant deterioration in the fundamental credit quality of the obligations. The strength of the issuers’ guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. The Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at June 30, 2018.

•
State or local housing agency obligations. The unrealized losses were due to changes in interest rates and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligations. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at June 30, 2018.

•
Private-label residential mortgage-backed securities. On a quarterly basis, the Bank engages other designated FHLBanks to perform cash flow analyses on its private-label mortgage-backed securities (private-label MBS). As of June 30, 2018, the Bank compared the present value of cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At June 30, 2018, the Bank’s cash flow analyses for private-label MBS did not project any credit losses. The Bank does not intend to sell its private-label MBS nor is it more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at June 30, 2018.

Note 7 — Advances

CONTRACTUAL MATURITY

The following table summarizes the Bank’s advances outstanding by contractual maturity (dollars in millions):

	June 30, 2018		December 31, 2017
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$34	3.10%	$1	3.63%
Due in one year or less	52,016	2.16	45,310	1.62
Due after one year through two years	18,954	2.25	17,094	1.79
Due after two years through three years	20,620	2.31	14,222	1.64
Due after three years through four years	10,543	2.51	17,561	1.79
Due after four years through five years	3,918	2.51	3,089	1.91
Thereafter	4,097	2.83	5,401	2.28
Total par value	110,182	2.28%	102,678	1.73%
Premiums	44		53
Discounts	(10)		(12)
Fair value hedging adjustments	(253)		(106)
Total	$109,963		$102,613

The following table summarizes all advances by year of contractual maturity or next call date for callable advances, and by year of contractual maturity or next put date for putable advances (dollars in millions):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Overdrawn demand deposit accounts	$34	$1	$34	$1
Due in one year or less	83,073	69,971	52,075	45,372
Due after one year through two years	11,161	16,539	18,954	17,094
Due after two years through three years	3,458	3,809	20,595	14,222
Due after three years through four years	7,746	8,511	10,533	17,520
Due after four years through five years	1,895	1,276	3,909	3,073
Thereafter	2,815	2,571	4,082	5,396
Total par value	$110,182	$102,678	$110,182	$102,678

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At June 30, 2018 and December 31, 2017, the Bank had callable advances outstanding totaling $39.6 billion and $27.0 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on the predetermined exercise dates. Generally, these put options are exercised when interest rates increase relative to contractual rates. At June 30, 2018 and December 31, 2017, the Bank had putable advances outstanding totaling $89 million and $405 million.

PREPAYMENT FEES

The Bank generally charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. For certain advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of fair value hedging adjustments in advance income in the Statements of Income. During the three and six months ended June 30, 2018, the Bank recorded prepayment fees on advances, net of $1 million and $6 million compared to $1 million for both of the same periods in 2017.

CREDIT RISK EXPOSURE AND SECURITY TERMS

The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions, and insurance companies. At June 30, 2018 and December 31, 2017, the Bank had outstanding advances of $51.0 billion and $45.8 billion to one member that individually held 10 percent or more of the Bank’s advances, which represents 46 percent and 45 percent of total outstanding advances. For information related to the Bank’s credit risk exposure on advances, refer to “Note 9 — Allowance for Credit Losses.”

Note 8 — Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio includes conventional mortgage loans or government-guaranteed or -insured mortgage loans obtained through the Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago) or Mortgage Purchase Program (MPP). The MPF program, which represents 96 percent of the Bank’s mortgage loans held for portfolio, involves investment by the Bank in single-family mortgage loans held for portfolio that are either purchased from participating financial institutions (PFIs) or funded by the Bank through PFIs. MPF loans may also be acquired through participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank’s MPF PFIs generally originate, service, and credit enhance mortgage loans that are sold to the Bank. MPF PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the MPF PFI to a designated mortgage service provider.

Under the MPP, the Bank acquired single-family mortgage loans that were purchased directly from MPP PFIs. Similar to the MPF program, MPP PFIs generally originated, serviced, and credit enhanced the mortgage loans sold to the Bank. The MPP program represents four percent of the Bank’s mortgage loans held for portfolio. The Bank does not currently purchase mortgage loans under this program. All loans in this portfolio were originated prior to 2006.

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	June 30, 2018	December 31, 2017
Fixed rate, long-term single-family mortgage loans	$6,281	$5,998
Fixed rate, medium-term[1] single-family mortgage loans	934	1,003
Total unpaid principal balance	7,215	7,001
Premiums	99	98
Discounts	(6)	(6)
Basis adjustments from mortgage loan commitments	3	5
Total mortgage loans held for portfolio	7,311	7,098
Allowance for credit losses	(1)	(2)
Total mortgage loans held for portfolio, net	$7,310	$7,096

1	Medium-term is defined as a term of 15 years or less.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	June 30, 2018	December 31, 2017
Conventional mortgage loans	$6,699	$6,472
Government-insured mortgage loans	516	529
Total unpaid principal balance	$7,215	$7,001

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

The Bank is required by regulation to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each borrower’s credit products is calculated by applying collateral discounts, or haircuts, to the unpaid principal balance or market value, if available, of the collateral. Eligible collateral includes (i) fully disbursed whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including mortgage-backed securities (MBS) issued or guaranteed by Fannie Mae, Freddie Mac, or Government National Mortgage Association and Federal Family Education Loan Program guaranteed student loans, (iii) cash deposited with the Bank, and (iv) other real estate-related collateral acceptable to the Bank, such as second lien mortgages, home equity lines of credit, tax-exempt municipal securities, and commercial real estate mortgages, provided such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. In addition, community financial institutions may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that the Bank has a lien on each member’s capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

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

Under a blanket pledge agreement, the Bank is granted a security interest in all financial assets of the borrower to fully secure the borrower’s obligation. Other than securities and cash deposits, the Bank does not initially take delivery of collateral from blanket agreement borrowers. In the event of deterioration in the financial condition of a blanket pledge agreement, the Bank has the ability to require delivery of pledged collateral sufficient to secure the borrower’s obligation. With respect to non-blanket pledge agreement borrowers that are federally insured, the Bank generally requires collateral to be specifically assigned. With respect to non-blanket pledge agreement borrowers that are not federally insured (typically insurance companies, CDFIs, and housing associates), the Bank generally takes control of collateral through the delivery of cash, securities, or loans to the Bank or its custodians.

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At June 30, 2018 and December 31, 2017, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At June 30, 2018 and December 31, 2017, none of the Bank’s credit products were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings (TDRs) related to credit products during the six months ended June 30, 2018 and 2017.

The Bank has never experienced a credit loss on its credit products. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on its credit products as of June 30, 2018 and December 31, 2017. Accordingly, the Bank has not recorded any allowance for credit losses for its credit products.

GOVERNMENT-INSURED MORTGAGE LOANS

The Bank invests in government-insured fixed rate mortgage loans in both the MPF and MPP portfolios that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote and has never experienced a credit loss on its government-insured mortgage loans. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at June 30, 2018 and December 31, 2017. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

The following table summarizes the allowance for credit losses and the recorded investment of the Bank’s conventional mortgage loan portfolio by impairment methodology (dollars in millions):

	June 30, 2018	December 31, 2017
Allowance for credit losses
Collectively evaluated for impairment	$1	$2

Recorded investment[1]
Collectively evaluated for impairment	$6,759	$6,530
Individually evaluated for impairment, without a related allowance	59	61
Total recorded investment	$6,818	$6,591

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

CREDIT QUALITY INDICATORS

Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank’s key credit quality indicators for mortgage loans (dollars in millions):

	June 30, 2018
	Conventional MPF/MPP	Government-Guaranteed or -Insured[6]	Total
Past due 30 - 59 days	$44	$18	$62
Past due 60 - 89 days	13	6	19
Past due 90 - 179 days	10	3	13
Past due 180 days or more	16	4	20
Total past due mortgage loans	83	31	114
Total current mortgage loans	6,735	499	7,234
Total recorded investment of mortgage loans[1]	$6,818	$530	$7,348

In process of foreclosure (included above)[2]	$11	$2	$13
Serious delinquency rate[3]	—%	1%	—%
Past due 90 days or more and still accruing interest[4]	—	$7	$7
Non-accrual mortgage loans[5]	$40	$—	$40

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

2
Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans depending on their payment status.

3	Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total recorded investment.

4	Represents government-insured mortgage loans that are 90 days or more past due.

5	Represents conventional mortgage loans that are 90 days or more past due and TDRs.

6	The Bank did not record any allowance for credit losses on government-guaranteed or -insured mortgage loans at June 30, 2018 and December 31, 2017.

	December 31, 2017
	Conventional MPF/MPP	Government- Guaranteed or -Insured[6]	Total
Past due 30 - 59 days	$58	$19	$77
Past due 60 - 89 days	16	6	22
Past due 90 - 179 days	15	5	20
Past due 180 days or more	21	6	27
Total past due mortgage loans	110	36	146
Total current mortgage loans	6,481	507	6,988
Total recorded investment of mortgage loans[1]	$6,591	$543	$7,134

In process of foreclosure (included above)[2]	$12	$2	$14
Serious delinquency rate[3]	1%	2%	1%
Past due 90 days or more and still accruing interest[4]	$—	$11	$11
Non-accrual mortgage loans[5]	$48	$—	$48

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

2
Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans depending on their payment status.

3	Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total recorded investment.

4	Represents government-insured mortgage loans that are 90 days or more past due.

5	Represents conventional mortgage loans that are 90 days or more past due and TDRs.

6	The Bank did not record any allowance for credit losses on government-guaranteed or -insured mortgage loans at June 30, 2018 and December 31, 2017.

INDIVIDUALLY EVALUATED IMPAIRED LOANS

As previously described, the Bank evaluates certain conventional mortgage loans for impairment individually. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

The Bank did not recognize any interest income on impaired loans during the three and six months ended June 30, 2018 and 2017.

During both the three and six months ended June 30, 2018, the average recorded investment of conventional impaired loans without an allowance was $60 million as compared to $68 million and $69 million for the same periods in 2017.

TERM SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for its term securities purchased under agreements to resell at June 30, 2018 and December 31, 2017.

OFF-BALANCE SHEET CREDIT EXPOSURES

At June 30, 2018 and December 31, 2017, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank’s off-balance sheet credit exposures, see “Note 14 — Commitments and Contingencies.”

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

APPLICATION OF DERIVATIVES

The Bank transacts most of its derivative transactions with large banks and major broker-dealers. Over-the-counter derivative transactions may be either executed directly with a counterparty (uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., clearings agent) with a Derivative Clearinghouse Organization (cleared derivatives). Once a derivative transaction has been accepted for clearing by the Derivative Clearinghouse Organization (Clearinghouse), the derivative transaction is novated and the executing counterparty is replaced with the Clearinghouse. The Bank is not a derivative dealer and does not trade derivatives for a short-term profit.

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	June 30, 2018			December 31, 2017[1]
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$46,828	$125	$105	$52,120	$77	$151
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	1,372	29	21	1,407	20	37
Forward settlement agreements (TBAs)	167	—	1	66	—	—
Mortgage delivery commitments	172	—	—	72	—	—
Total derivatives not designated as hedging instruments	1,711	29	22	1,545	20	37
Total derivatives before netting and collateral adjustments	$48,539	154	127	$53,665	97	188
Netting adjustments and cash collateral[2]		(71)	(125)		3	(182)
Total derivative assets and derivative liabilities		$83	$2		$100	$6

1
To conform with current presentation, $313 million in variation margin has been allocated to the individual derivative instruments as of December 31, 2017. Previously, this amount was included with netting adjustments and cash collateral.

2
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. At June 30, 2018 and December 31, 2017, cash collateral posted by the Bank (including accrued interest) was $128 million and $191 million. At June 30, 2018 and December 31, 2017, the Bank received cash collateral (including accrued interest) from clearing agents and/or counterparties of $73 million and $6 million.

The following table summarizes the components of “Net gains (losses) on derivatives and hedging activities” as presented in the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$7	$6	$7	$10
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	7	(6)	28	(1)
Forward settlement agreements (TBAs)	1	—	2	(1)
Mortgage delivery commitments	—	—	(1)	1
Net interest settlements	(1)	(3)	(3)	(7)
Total net gains (losses) related to derivatives not designated as hedging instruments	7	(9)	26	(8)
Other[1]	—	—	1	1
Net gains (losses) on derivatives and hedging activities	$14	$(3)	$34	$3

1	Consists of price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships, the net fair value hedge ineffectiveness, and the effect of those derivatives on the Bank’s net interest income (dollars in millions):

	For the Three Months Ended June 30, 2018
Hedged Item Type	Net Gains (Losses) on Derivatives	Net Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$55	$(48)	$7	$(6)
Advances[2]	31	(29)	2	13
Consolidated obligation bonds	—	(2)	(2)	(62)
Total	$86	$(79)	$7	$(55)

	For the Three Months Ended June 30, 2017
Hedged Item Type	Net Gains (Losses) on Derivatives	Net Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(41)	$49	$8	$(24)
Advances[2]	(25)	26	1	(21)
Consolidated obligation bonds	72	(75)	(3)	7
Total	$6	$—	$6	$(38)

1
Represents the net interest settlements on derivatives in fair value hedge relationships and the amortization of the financing element of off-market derivatives, both of which are included in the interest income or interest expense line item of the respective hedged item type. During the three months ended June 30, 2018 and 2017, the amortization for off-market derivatives totaled less than $1 million and $4 million.

2	Includes net gains (losses) on fair value hedge firm commitments of forward starting advances.

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships, the net fair value hedge ineffectiveness, and the effect of those derivatives on the Bank’s net interest income (dollars in millions):

	For the Six Months Ended June 30, 2018
Hedged Item Type	Net Gains (Losses) on Derivatives	Net Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$207	$(203)	$4	$(19)
Advances[2]	156	(154)	2	12
Consolidated obligation bonds	(154)	155	1	(94)
Total	$209	$(202)	$7	$(101)

	For the Six Months Ended June 30, 2017
Hedged Item Type	Net Gains (Losses) on Derivatives	Net Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$(4)	$18	$14	$(53)
Advances[2]	8	(6)	2	(45)
Consolidated obligation bonds	22	(28)	(6)	26
Total	$26	$(16)	$10	$(72)

1
Represents the net interest settlements on derivatives in fair value hedge relationships and the amortization of the financing element of off-market derivatives, both of which are included in the interest income or interest expense line item of the respective hedged item type. During the six months ended June 30, 2018 and 2017, the amortization for off-market derivatives totaled less than $1 million and $9 million.

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a nationally recognized statistical rating organization (NRSRO), the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at June 30, 2018 was $1 million, for which the Bank was not required to post collateral in the normal course of business. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would not have been required to deliver additional collateral to its uncleared derivative counterparties at June 30, 2018.

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

The Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents, based on credit considerations at June 30, 2018.

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

The following table presents the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	June 30, 2018
Derivative Instruments Meeting Netting Requirements	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$151	$(150)	$1
Cleared derivatives	3	79	82
Total	$154	$(71)	$83
Derivative Liabilities
Uncleared derivatives	$120	$(118)	$2
Cleared derivatives	7	(7)	—
Total	$127	$(125)	$2

	December 31, 2017
Derivative Instruments Meeting Netting Requirements	Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$88	$(87)	$1
Cleared derivatives	9	90	99
Total	$97	$3	$100
Derivative Liabilities
Uncleared derivatives	$170	$(164)	$6
Cleared derivatives	18	(18)	—
Total	$188	$(182)	$6

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At June 30, 2018 and December 31, 2017, the total par value of outstanding consolidated obligations of the FHLBanks was $1,059.9 billion and $1,034.2 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	June 30, 2018		December 31, 2017
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$43,241	1.87%	$36,740	1.20%
Discounts and concessions[1]	(119)		(58)
Total	$43,122		$36,682

1	Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	June 30, 2018		December 31, 2017
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$57,307	1.87%	$50,077	1.32%
Due after one year through two years	24,341	1.90	32,249	1.43
Due after two years through three years	3,034	2.59	3,177	2.84
Due after three years through four years	7,207	1.71	7,422	1.69
Due after four years through five years	2,124	2.31	1,507	2.42
Thereafter	4,917	3.37	4,752	3.10
Total par value	98,930	1.97%	99,184	1.54%
Premiums	168		193
Discounts and concessions[1]	(52)		(60)
Fair value hedging adjustments	(578)		(424)
Total	$98,468		$98,893

1	Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	June 30, 2018	December 31, 2017
Non-callable or non-putable	$94,742	$97,196
Callable	4,188	1,988
Total par value	$98,930	$99,184

Note 12 — Capital

CAPITAL STOCK

The Bank’s capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. The Bank generally issues a single class of capital stock (Class B stock) and has two subclasses of capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding in the Bank’s Statements of Condition. All capital stock issued is subject to a five year notice of redemption period.

The capital stock requirements established in the Bank’s Capital Plan are designed so that the Bank can remain adequately capitalized as member activity changes. The Bank’s Board of Directors may make adjustments to the capital stock requirements within ranges established in the Capital Plan.

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days’ written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At June 30, 2018 and December 31, 2017, the Bank’s excess capital stock outstanding was less than $1 million.

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

As a result of the final rule on membership issued by the Finance Agency effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance companies ineligible for FHLBank membership. On the effective date of the final rule, the Bank reclassified the total outstanding capital stock held by all of the Bank’s captive insurance companies, to mandatorily redeemable capital stock. In accordance with the final rule, on February 17, 2017, the Bank terminated the membership of all captive insurance company members that were admitted as members after September 12, 2014 (the date the Finance Agency proposed this rule) and repurchased outstanding capital stock to these captive insurance company members in the amount of $148 million. Captive insurance company members that were admitted as members prior to September 12, 2014 will also have their memberships terminated no later than February 19, 2021. At June 30, 2018 and December 31, 2017, the Bank’s mandatorily redeemable capital stock totaled $373 million and $385 million. During the three and six months ended June 30, 2018, interest expense on mandatorily redeemable capital stock was $5 million and $9 million. Interest expense on mandatorily redeemable capital stock was $4 million and $9 million for the three and six months ended June 30, 2017.

The following table summarizes changes in mandatorily redeemable capital stock (dollars in millions):

	For the Three Months Ended June 30,
	2018	2017
Balance, beginning of period	$356	$494
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	36	18
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(19)	(32)
Balance, end of period	$373	$480

The following table summarizes changes in mandatorily redeemable capital stock (dollars in millions):

	For the Six Months Ended June 30,
	2018	2017
Balance, beginning of period	$385	$664
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	39	28
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(51)	(212)
Balance, end of period	$373	$480

The following table summarizes the Bank’s mandatorily redeemable capital stock by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	June 30, 2018	December 31, 2017
Due in one year or less	$—	$4
Due after one year through two years	2	2
Due after two years through three years	1	—
Due after three years through four years	11	1
Due after four years through five years	26	22
Thereafter[2]	317	341
Past contractual redemption date due to outstanding activity with the Bank	16	15
Total	$373	$385

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

RESTRICTED RETAINED EARNINGS

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. It requires the Bank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At June 30, 2018 and December 31, 2017, the Bank’s restricted retained earnings account totaled $384 million and $335 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes changes in AOCI (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 4)	Pension and postretirement benefits	Total AOCI
Balance, March 31, 2017	$50	$(3)	$47
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	41	—	41
Reclassifications from AOCI to net income
Amortization - pension and postretirement	—	1	1
Net current period other comprehensive income (loss)	41	1	42
Balance, June 30, 2017	$91	$(2)	$89

Balance, March 31, 2018	$163	$(4)	$159
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(17)	—	(17)
Net current period other comprehensive income (loss)	(17)	—	(17)
Balance, June 30, 2018	$146	$(4)	$142

Balance, December 31, 2016	$(14)	$(4)	$(18)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	105	—	105
Reclassifications from AOCI to net income
Amortization - pension and postretirement	—	2	2
Net current period other comprehensive income (loss)	105	2	107
Balance, June 30, 2017	$91	$(2)	$89

Balance, December 31, 2017	$118	$(4)	$114
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	28	—	28
Net current period other comprehensive income (loss)	28	—	28
Balance, June 30, 2018	$146	$(4)	$142

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at June 30, 2018 and December 31, 2017.

If the Bank’s capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations.

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	June 30, 2018		December 31, 2017
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$1,178	$7,770	$1,041	$7,292
Regulatory capital	$6,039	$7,770	$5,804	$7,292
Leverage capital	$7,549	$11,656	$7,255	$10,937
Capital-to-assets ratio	4.00%	5.15%	4.00%	5.03%
Leverage ratio	5.00%	7.72%	5.00%	7.54%

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

•
Level 2 Inputs. Inputs other than quoted prices within Level 1 that are observable inputs for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals and implied volatilities, and (iv) market-corroborated inputs.

•	Level 3 Inputs. Unobservable inputs for the asset or liability.

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the six months ended June 30, 2018 and 2017.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments at June 30, 2018 (dollars in millions). The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio on a non-recurring basis. The Bank records all other financial assets and liabilities at amortized cost. The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$201	$201	$—	$—	$—	$201
Interest-bearing deposits	1	—	1	—	—	1
Securities purchased under agreements to resell	4,900	—	4,900	—	—	4,900
Federal funds sold	4,435	—	4,435	—	—	4,435
Trading securities	937	—	937	—	—	937
Available-for-sale securities	19,451	—	19,451	—	—	19,451
Held-to-maturity securities	3,295	—	3,314	11	—	3,325
Advances	109,963	—	110,031	—	—	110,031
Mortgage loans held for portfolio, net	7,310	—	7,189	63	—	7,252
Accrued interest receivable	305	—	305	—	—	305
Derivative assets, net	83	—	154	—	(71)	83
Other assets	29	29	—	—	—	29
Liabilities
Deposits	(1,028)	—	(1,028)	—	—	(1,028)
Consolidated obligations
Discount notes	(43,122)	—	(43,119)	—	—	(43,119)
Bonds	(98,468)	—	(98,539)	—	—	(98,539)
Total consolidated obligations	(141,590)	—	(141,658)	—	—	(141,658)
Mandatorily redeemable capital stock	(373)	(373)	—	—	—	(373)
Accrued interest payable	(238)	—	(238)	—	—	(238)
Derivative liabilities, net	(2)	—	(127)	—	125	(2)

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

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. To conform with current presentation $313 million in variation margin has been allocated to the individual derivative instruments as of December 31, 2017. Previously, this amount was included with netting adjustments and cash collateral.

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

As of June 30, 2018 and December 31, 2017, multiple prices were received for the majority of the Bank’s trading and AFS investment securities. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The Bank uses the following inputs for measuring the fair value of advances:

•
Consolidated Obligation Curve (CO Curve). The Office of Finance constructs a curve, referred to as the CO Curve, using the U.S. Treasury Curve as a base curve which is then adjusted by adding indicative spreads obtained from market-observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent GSE trades, and secondary market activity. The Bank utilizes the CO Curve as its input to fair value for advances because it represents the Bank’s cost of funds and is used to price advances.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value in the Statements of Condition at June 30, 2018 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S. obligations	$—	$182	$—	$—	$182
GSE and Tennessee Valley Authority obligations	—	57	—	—	57
Other non-MBS	—	265	—	—	265
GSE multifamily MBS	—	433	—	—	433
Total trading securities	—	937	—	—	937
Available-for-sale securities
U.S. obligations	—	2,820	—	—	2,820
GSE and Tennessee Valley Authority obligations	—	1,039	—	—	1,039
State or local housing agency obligations	—	906	—	—	906
Other non-MBS	—	272	—	—	272
U.S. obligations single-family MBS	—	4,097	—	—	4,097
GSE single-family MBS	—	885	—	—	885
GSE multifamily MBS	—	9,432	—	—	9,432
Total available-for-sale securities	—	19,451	—	—	19,451
Advances[2]	—	15	—	—	15
Derivative assets, net
Interest-rate related	—	154	—	(71)	83
Other assets	29	—	—	—	29
Total recurring assets at fair value	$29	$20,557	$—	$(71)	$20,515
Liabilities
Derivative liabilities, net
Interest-rate related	—	(126)	—	125	(1)
Forward settlement agreements (TBAs)	—	(1)	—	—	(1)
Total recurring liabilities at fair value	$—	$(127)	$—	$125	$(2)

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

FAIR VALUE ON A NON-RECURRING BASIS

The Bank measures certain impaired mortgage loans held for portfolio at level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. At June 30, 2018 and December 31, 2017, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $1 million and $7 million. These fair values were as of the date the fair value adjustment was recorded during the six months ended June 30, 2018 and year-ended December 31, 2017.

FAIR VALUE OPTION

The fair value option provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It require entities to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the Statements of Condition. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in income.

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

For the three and six months ended June 30, 2018 and 2017, net gains on financial instruments held at fair value were less than $1 million. At June 30, 2018 and December 31, 2017, the Bank determined no credit risk adjustments for nonperformance were necessary to the instruments recorded under the fair value option.

At December 31, 2017, advances recorded under the fair value option were less than $1 million. The following table summarizes the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option was elected at June 30, 2018 (dollars in million):

	June 30, 2018
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Advances[1]	$15	$15	$—

1    At June 30, 2018 none of the advances were 90 days or more past due or had been placed on non-accrual status.

Note 14 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At June 30, 2018 and December 31, 2017, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $917.7 billion and $898.3 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	June 30, 2018			December 31, 2017
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1]	$9,111	$166	$9,277	$8,594
Standby bond purchase agreements	117	587	704	755
Commitments to purchase mortgage loans	172	—	172	72
Commitments to issue bonds	264	—	264	—
Commitments to fund advances	779	1	780	1,138

1	Excludes commitments to issue standby letters of credit of $53 million and $7 million at June 30, 2018 and December 31, 2017.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 13 years, currently no later than 2025. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $2 million and $3 million at June 30, 2018 and December 31, 2017.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At June 30, 2018, the Bank had standby bond purchase agreements with seven housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2024. During both the six months ended June 30, 2018 and 2017, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at June 30, 2018 and December 31, 2017 is reported in “Note 10 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Commitments to Issue Bonds. At June 30, 2018, the Bank had commitments to issue $264 million of consolidated obligation bonds. At December 31, 2017, the Bank had no commitments to issue consolidated obligation bonds.

Commitments to Fund Advances. The Bank enters into commitments that legally bind it to fund additional advances up to 24 months in the future. At June 30, 2018 and December 31, 2017, the Bank had commitments to fund advances of $0.8 billion and $1.1 billion.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a memorandum account called the FLA. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $108 million and $104 million at June 30, 2018 and December 31, 2017.
Legal Proceedings. As a result of the merger with the Federal Home Loan Bank of Seattle (Merger), the Bank has been involved in a number of legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairment of certain private-label MBS. Of the 11 cases initially filed, one has been dismissed, two have been settled in part and dismissed in part, and eight have been settled. The Bank appealed the one complete dismissal and two partial dismissals covering the claims related to five certificates across three different cases. The appellate court affirmed the dismissal of the claims related to four certificates in December 2017 and affirmed the dismissal of the remaining certificate in May 2018. In January 2018, the Bank filed petitions for discretionary review of the appellate court’s rulings in December related to four of the certificates with the Washington Supreme Court. On May 3, 2018, the Court granted those petitions. The aggregate consideration paid for these four certificates is $567 million. Oral arguments have been scheduled for October 9, 2018. In June 2018, the Bank filed a petition for discretionary review of the appellate court’s ruling in May on the fifth certificate. The aggregate consideration paid for that one certificate is $200 million. The Washington Supreme Court has not yet acted on that petition. Other than the private-label MBS litigation, the Bank does not believe any legal proceedings to which it is a party could have a material impact on its financial condition, results of operations, or cash flows.
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

The Bank records legal expenses related to litigation settlements as incurred in other expenses in the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement.  During the three months ended June 30, 2018 and 2017, and during the six months ended June 30, 2018, the Bank did not recognize net gains on private-label MBS litigation settlements. During the six months ended June 30, 2017, the Bank recognized $21 million in net gains on litigation settlements through other income (loss), due to the settlement of one of the Bank’s private-label MBS claims.

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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	June 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Advances	$5,134	5	$6,036	6
Mortgage loans	86	1	68	1
Deposits	11	1	39	4
Capital stock	256	4	297	5

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At June 30, 2018, the Bank had the following business concentrations with stockholders (dollars in millions):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans[4]	Income[2]
Wells Fargo Bank, N.A.	$2,052	35	$51,025	$27	$550
Superior Guaranty Insurance Company[3]	19	—	—	463	—
Total	$2,071	35	$51,025	$490	$550

1
Pursuant to applicable Finance Agency regulations, the Bank’s voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank’s capital stock.

2
Represents interest income earned on advances during the six months ended June 30, 2018. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

3	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

4
PFI rights and obligations associated with MPP mortgage loans of $27 million were transferred from Wells Fargo Trust Company, N.A. (formerly Wells Fargo Bank Northwest N.A.) to Wells Fargo Bank, N.A. during the three months ended June 30, 2018.

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

3	Superior Guaranty Insurance Company and Wells Fargo Bank Northwest, N.A. were affiliates of Wells Fargo Bank, N.A at December 31, 2017.

Note 16 — Activities with Other FHLBanks

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the six months ended June 30, 2018 and 2017 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2018
Boston	$—	$800	$(800)	$—
San Francisco	—	300	(300)	—
Dallas	—	500	(500)	—
	$—	$1,600	$(1,600)	$—
2017
San Francisco	$200	$—	$(200)	$—

During the six months ended June 30, 2017, the Bank did not borrow funds from other FHLBanks. The following table summarizes borrowing activity from other FHLBanks during the six months ended June 30, 2018 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2018
Atlanta	$200	$—	$(200)	$—
Boston	400	—	(400)	—
	$600	$—	$(600)	$—

At June 30, 2018 and 2017, none of the previous transactions were outstanding on the Bank’s Statements of Condition. The interest income and expense related to this activity were immaterial.

Advance Transfers. The Bank may purchase or sell advances from/to other FHLBanks. These transfers are accounted for in the same manner as an advances origination with a member bank. During the six months ended June 30, 2017, a member of the Federal Home Loan Bank of Chicago (Chicago Bank) re-designated its charter, and concurrently transferred its Federal Home Loan Bank membership from the Chicago Bank to the Des Moines Bank. In conjunction with this transfer and at request of the member, the Bank purchased $37 million of par value advances outstanding to this member from the Chicago Bank and recognized related premiums of $1 million. There were no advance transfers during the six months ended June 30, 2018.

Note 17 — Subsequent Events

Subsequent events have been evaluated from July 1, 2018, through the time of the Form 10-Q filing with the Securities and Exchange Commission. No material subsequent events requiring disclosure were identified.

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

•
the ability to develop and support internal controls, information systems, and other operating technologies that effectively manage the risks we face, including but not limited to, cyber-attacks and other business interruptions;

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

•	the volatility of credit quality, market prices, interest rates, and other indices that could affect the value of collateral held by us as security for borrower and counterparty obligations;

•	reliance on a relatively small number of member institutions for a large portion of our advance business;

•	the ability to attract and retain key personnel;

•	significant business interruptions resulting from third party failure;

•	the volatility of reported results due to changes in the fair value of certain assets, liabilities, and derivative instruments;

•	member consolidations and failures;

•	increases in delinquency or loss estimates on mortgage loans; and

•	changes to and replacement of the London Interbank Offered Rate (LIBOR) benchmark interest rate.

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

Financial Results
For the three and six months ended June 30, 2018, we reported net income of $129 million and $247 million compared to $130 million and $270 million for the same periods in 2017. Our net income for the three and six months ended June 30, 2018, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was impacted by net interest income, other income (loss), and other expense.

Net interest income totaled $167 million and $324 million for the three and six months ended June 30, 2018 compared to $170 million and $323 million for the same periods last year. Our net interest margin was 0.44 percent and 0.43 percent during the three and six months ended June 30, 2018 compared to 0.41 percent and 0.37 percent for the same periods in 2017. The increase was primarily driven by the higher interest rate environment.

We recorded net gains of $8 million and $16 million in other income (loss) for the three and six months ended June 30, 2018 compared to net gains of $6 million and $41 million for the same periods last year. During the six months ended June 30, 2017, other income (loss) was primarily impacted by net gains on litigation settlements of $21 million as a result of settlements with certain defendants in our private-label mortgage-backed securities (private-label MBS) litigation. We did not record any net gains on private-label MBS litigation settlements during the three or six months ended June 30, 2018 or the three months ended June 30, 2017. Other factors impacting other income (loss) included net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities, as described below.

During the three and six months ended June 30, 2018, we recorded net gains of $14 million and $34 million on our derivatives and hedging activities through other income (loss) compared to net losses of $3 million and net gains of $3 million during the same periods last year. The fair value changes were primarily driven by changes in interest rates. These changes impacted our fair value hedge relationships and fair value changes on interest rate swaps used to economically hedge our investment securities portfolio.

During the three and six months ended June 30, 2018, we recorded net losses on trading securities of $8 million and $24 million compared to net gains of $4 million and $9 million for the same periods in 2017. These changes in fair value were primarily due to the impact of changes in interest rates and credit spreads on our fixed rate trading securities.

Other expense totaled $32 million and $65 million for the three and six months ended June 30, 2018 compared to $31 million and $63 million for the same periods in 2017. Other expense primarily represents compensation and benefit expenses, contractual services, and professional fees.

Our total assets increased to $151.0 billion at June 30, 2018, from $145.1 billion at December 31, 2017, driven by the increase in advances. Advances at June 30, 2018 increased by $7.4 billion from advances at December 31, 2017 due primarily to borrowings by certain large members.

Our total liabilities increased to $143.4 billion at June 30, 2018, from $138.1 billion at December 31, 2017, driven primarily by an increase in the amount of consolidated obligations needed to fund our assets.

Total capital increased to $7.5 billion at June 30, 2018 from $7.0 billion at December 31, 2017, primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. In addition, retained earnings increased due to net income, partially offset by dividends paid. Our regulatory capital ratio increased to 5.15 percent at June 30, 2018, from 5.03 percent at December 31, 2017 and was above the required regulatory limit at each period end. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings, and the regulatory capital ratio compares this to period-end total assets.

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

The adjusted net income methodology is calculated on a post Affordable Housing Program (AHP) assessment basis. Management believes AHP assessments are a fundamental component of our business and believes this assessment should be included in our adjusted net income calculation. In addition, this treatment aligns the adjusted net income results to our strategic business plan which is calculated on a post AHP assessment basis.

As indicated in the tables that follow, our adjusted net interest income and adjusted net income decreased slightly during the three and six months ended June 30, 2018 when compared to the same periods in 2017. The decline was driven by lower adjusted net interest income due primarily to lower average volumes of our interest-earning assets and interest-bearing liabilities.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
GAAP net interest income	$167	$170	$324	$323
Exclude:
Prepayment fees on advances, net[1]	1	1	6	1
Prepayment fees on investments, net[2]	5	—	8	—
Mandatorily redeemable capital stock interest expense	(5)	(4)	(9)	(9)
Total adjustments	1	(3)	5	(8)
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(1)	(3)	(3)	(7)
Adjusted net interest income	$165	$170	$316	$324
Adjusted net interest margin	0.44%	0.41%	0.42%	0.37%

1	Prepayment fees on advances, net includes basis adjustment amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
GAAP net income before assessments	$143	$145	$275	$301
Exclude:
Prepayment fees on advances, net[1]	1	1	6	1
Prepayment fees on investments, net[2]	5	—	8	—
Mandatorily redeemable capital stock interest expense	(5)	(4)	(9)	(9)
Net gains (losses) on trading securities	(8)	4	(24)	9
Net gains (losses) on derivatives and hedging activities	14	(3)	34	3
Gains on litigation settlements, net	—	—	—	21
Include:
Net interest expense on economic hedges	(1)	(3)	(3)	(7)
Adjusted net income before assessments	135	144	257	269
Adjusted AHP assessments[3]	13	14	25	27
Adjusted net income	$122	$130	$232	$242

1	Prepayment fees on advances, net includes basis adjustment amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

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

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Economic and market data received since the Federal Open Market Committee (FOMC or Committee) meeting in June of 2018 indicates that the labor market has continued to strengthen and that economic activity has been rising at a solid rate. Job gains have been strong, on average, in recent months, and the unemployment rate has declined. Household spending has picked up, while business fixed investment has continued to grow strongly. On a 12-month basis, overall inflation and measures excluding food and energy prices have moved close to the FOMC’s target of two percent. Indicators of longer-term inflation expectations are little changed since the last FOMC meeting.

In its June 13, 2018 statement, the FOMC stated it continues to seek to foster maximum employment and price stability. The Committee expects that further gradual increases in the target range for the Federal funds rate will be consistent with the sustained expansion of economic activity, strong labor market conditions, and inflation near the Committee’s two percent objective over the medium term. The Committee stated that near-term risks to the economic outlook appear roughly balanced.

Mortgage Markets

The housing market remained strong throughout the second quarter of 2018, as indicated by rising home prices and lower inventories of properties for sale. The improvement in the housing market has been partly attributable to low inventories, and the seasonality impact on home sales.

Mortgage rates increased slightly during the second quarter, and were higher than rates observed in the prior year. The increase in rates has resulted in the housing market becoming increasingly driven by purchase activity versus refinance activity. The increase in mortgage rates has not slowed down the demand for home purchases during the second quarter as inventories remain limited. However, as prices increase and rates rise further, the pace of purchases may slow.

Interest Rates

The following table shows information on key market interest rates1:

	Second Quarter 2018 3-Month Average	Second Quarter 2017 3-Month Average	Second Quarter 2018 6-Month Average	Second Quarter 2017 6-Month Average	June 30, 2018 Ending Rate	December 31, 2017 Ending Rate
Federal funds	1.74%	0.95%	1.59%	0.83%	1.91%	1.33%
Three-month LIBOR	2.34	1.20	2.14	1.14	2.34	1.69
2-year U.S. Treasury	2.47	1.29	2.32	1.26	2.53	1.89
10-year U.S. Treasury	2.92	2.26	2.84	2.35	2.86	2.41
30-year residential mortgage note	4.54	3.99	4.41	4.09	4.55	3.99

1	Source is Bloomberg.

In its June 2018 meeting, the FOMC decided to raise the Federal Reserve’s key target interest rate, the Federal funds rate, to a range of 1.75 to 2.00 percent compared to a range of 1.00 to 1.25 percent for the same period in 2017. The Committee’s stance on monetary policy remains accommodative, thereby supporting the strong labor market conditions and a sustained return towards an inflation rate of two percent. In determining the timing and size of future adjustments to the target range for the Federal funds rate, the FOMC stated that it will assess realized and expected economic conditions relative to its maximum employment and a two percent inflation rate. The assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments.

The 10-year U.S. Treasury yields and mortgage rates were higher on average in the second quarter of 2018 when compared to the same period in prior year. Interest rates increased as the FOMC raised their target rate during 2018, and economic data remained strong.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Second Quarter 2018 3-Month Average	Second Quarter 2017 3-Month Average	Second Quarter 2018 6-Month Average	Second Quarter 2017 6-Month Average	June 30, 2018 Ending Spread	December 31, 2017 Ending Spread
3-month	(44.9)	(25.1)	(39.0)	(33.6)	(40.6)	(28.9)
2-year	(16.2)	(15.4)	(16.0)	(17.7)	(15.8)	(10.9)
5-year	(2.0)	3.1	(1.5)	3.0	(3.0)	4.1
10-year	29.4	47.7	29.5	49.6	27.4	37.9

1	Source is the Office of Finance.

As a result of our credit quality and GSE status, we generally have ready access to funding at relatively competitive interest rates. During the second quarter of 2018, our funding spreads improved relative to LIBOR when compared to spreads at December 31, 2017. Overall, spreads relative to LIBOR experienced an improvement on long-term debt year-over-year. During the first six months of 2018, we utilized fixed term and floating rate, callable, and step-up consolidated obligation bonds in addition to consolidated obligation discount notes to capture attractive funding, match the repricing structures on floating rate assets, and meet liquidity requirements.

SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Cash and due from banks	$201	$194	$503	$218	$964
Investments[1]	33,019	33,370	34,452	39,341	37,763
Advances	109,963	108,253	102,613	117,514	118,878
Mortgage loans held for portfolio, net[2]	7,310	7,112	7,096	7,031	6,953
Total assets	150,981	149,347	145,099	164,545	164,988
Consolidated obligations
Discount notes	43,122	33,930	36,682	52,976	66,558
Bonds	98,468	106,204	98,893	102,294	89,171
Total consolidated obligations[3]	141,590	140,134	135,575	155,270	155,729
Mandatorily redeemable capital stock	373	356	385	422	480
Total liabilities	143,442	141,912	138,078	157,047	157,592
Capital stock — Class B putable	5,420	5,372	5,068	5,624	5,623
Retained earnings	1,977	1,904	1,839	1,774	1,684
Accumulated other comprehensive income (loss)	142	159	114	100	89
Total capital	7,539	7,435	7,021	7,498	7,396
Regulatory capital ratio[4]	5.15	5.11	5.03	4.75	4.72

	For the Three Months Ended
Statements of Income	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Net interest income	$167	$157	$153	$174	$170
Provision (reversal) for credit losses on mortgage loans	—	—	(1)	1	—
Other income (loss)[5]	8	8	7	4	6
Other expense[6]	32	33	31	30	31
AHP assessments	14	14	14	15	15
Net income	129	118	116	132	130
Selected Financial Ratios[7]
Net interest spread[8]	0.34%	0.35%	0.33%	0.35%	0.37%
Net interest margin[9]	0.44	0.42	0.40	0.40	0.41
Return on average equity	6.83	6.56	6.43	6.96	7.13
Return on average capital stock	9.46	9.05	8.77	9.19	9.30
Return on average assets	0.34	0.32	0.30	0.31	0.31
Average equity to average assets	4.98	4.85	4.69	4.42	4.41
Dividend payout ratio[10]	43.25	44.86	43.80	32.26	34.53

1
Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2	Includes an allowance for credit losses of $1 million at June 30, 2018 and $2 million at March 31, 2018, December 31, 2017, September 30, 2017, and June 30, 2017.

3
The total par value of outstanding consolidated obligations of the 11 FHLBanks was $1,059.9 billion, $1,019.2 billion, $1,034.2 billion, $1,028.7 billion, and $1,011.5 billion at June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017, and June 30, 2017, respectively.

4
Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock), and retained earnings.

5	Other income (loss) includes, among other things, net gains (losses) on investment securities and net gains (losses) on derivatives and hedging activities.

6	Other expense includes, among other things, compensation and benefits, professional fees, contractual services, and gains and losses on real estate owned (REO).

7	Amounts used to calculate selected financial ratios are based on numbers in actuals. Accordingly, recalculations using numbers in millions may not produce the same results.

8	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

10
Represents dividends declared and paid in the stated period expressed as a percentage of net income in the stated period. Amount excludes cash dividends paid on mandatorily redeemable capital stock. For financial reporting purposes, these dividends were recorded as interest expense in our Statements of Income.

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the three and six months ended June 30, 2018 and 2017 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net interest income	$167	$170	$(3)	(2)%	$324	$323	$1	—%
Other income (loss)	8	6	2	33	16	41	(25)	(61)
Other expense	32	31	1	3	65	63	2	3
AHP assessments	14	15	(1)	(7)	28	31	(3)	(10)
Net income	$129	$130	$(1)	(1)%	$247	$270	$(23)	(9)%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Three Months Ended June 30,
	2018			2017
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$127	0.96%	$1	$258	0.76%	$1
Securities purchased under agreements to resell	3,747	1.75	16	3,945	0.84	8
Federal funds sold	5,122	1.75	22	5,993	0.96	15
Mortgage-backed securities[2,3]	17,116	2.46	105	20,361	1.61	81
Other investments[2,3,4]	6,378	2.93	47	9,078	1.77	40
Advances[3]	110,634	2.27	626	119,283	1.28	381
Mortgage loans[5]	7,202	3.42	61	6,901	3.44	59
Loans to other FHLBanks	7	1.70	—	—	—	—
Total interest-earning assets	150,333	2.34	878	165,819	1.42	585
Non-interest-earning assets	1,224	—	—	1,088	—	—
Total assets	$151,557	2.32%	$878	$166,907	1.41%	$585
Interest-bearing liabilities
Deposits	$927	1.38%	$2	$892	0.52%	$1
Consolidated obligations
Discount notes	38,196	1.79	170	64,062	0.78	124
Bonds[3]	103,374	2.07	534	92,970	1.23	286
Other interest-bearing liabilities[6]	368	4.83	5	482	3.39	4
Total interest-bearing liabilities	142,865	2.00	711	158,406	1.05	415
Non-interest-bearing liabilities	1,147	—	—	1,148	—	—
Total liabilities	144,012	1.98	711	159,554	1.04	415
Capital	7,545	—	—	7,353	—	—
Total liabilities and capital	$151,557	1.88%	$711	$166,907	1.00%	$415
Net interest income and spread[7]		0.34%	$167		0.37%	$170
Net interest margin[8]		0.44%			0.41%
Average interest-earning assets to interest-bearing liabilities		105.23%			104.68%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4
Other investments primarily include U.S. obligations, government-sponsored enterprise (GSE) obligations and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and Private Export Funding Corporation (PEFCO) bonds.

5	Non-accrual loans are included in the average balance used to determine the average yield.

6	Other interest-bearing liabilities consists primarily of mandatorily redeemable capital stock.

7	Represents yield on total interest-earning assets minus yield on total interest-bearing liabilities.

8	Represents net interest income expressed as a percentage of average interest-earning assets.

The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Six Months Ended June 30,
	2018			2017
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$141	0.94%	$1	$253	0.64%	$1
Securities purchased under agreements to resell	3,631	1.58	28	4,780	0.69	16
Federal funds sold	5,715	1.59	45	6,506	0.83	27
Mortgage-backed securities[2,3]	17,523	2.33	203	20,589	1.51	154
Other investments[2,3,4]	6,589	2.70	88	9,140	1.71	77
Advances[3]	109,255	2.08	1,128	124,554	1.16	714
Mortgage loans[5]	7,150	3.41	121	6,897	3.43	117
Loans to other FHLBanks	9	1.60	—	2	0.55	—
Total interest-earning assets	150,013	2.17	1,614	172,721	1.29	1,106
Non-interest-earning assets	1,197	—	—	1,092	—	—
Total assets	$151,210	2.15%	$1,614	$173,813	1.28%	$1,106
Interest-bearing liabilities
Deposits	$938	1.22%	$5	$932	0.38%	$2
Consolidated obligations
Discount notes	36,923	1.61	294	71,142	0.66	233
Bonds[3]	104,421	1.90	982	92,597	1.17	539
Other interest-bearing liabilities[6]	372	4.84	9	516	3.39	9
Total interest-bearing liabilities	142,654	1.82	1,290	165,187	0.96	783
Non-interest-bearing liabilities	1,128	—	—	1,186	—	—
Total liabilities	143,782	1.81	1,290	166,373	0.95	783
Capital	7,428	—	—	7,440	—	—
Total liabilities and capital	$151,210	1.72%	$1,290	$173,813	0.91%	$783
Net interest income and spread[7]		0.35%	$324		0.33%	$323
Net interest margin[8]		0.43%			0.37%
Average interest-earning assets to interest-bearing liabilities		105.16%			104.56%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4	Other investments primarily include U.S. obligations, GSE obligations and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and PEFCO bonds.

5	Non-accrual loans are included in the average balance used to determine the average yield.

6	Other interest-bearing liabilities consists primarily of mandatorily redeemable capital stock.

7	Represents yield on total interest-earning assets minus yield on total interest-bearing liabilities.

8	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Three Months Ended			Six Months Ended
	June 30, 2018 vs. June 30, 2017			June 30, 2018 vs. June 30, 2017
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Securities purchased under agreements to resell	$—	$8	$8	$(5)	$17	$12
Federal funds sold	(2)	9	7	(4)	22	18
Mortgage-backed securities	(14)	38	24	(25)	74	49
Other investments	(14)	21	7	(26)	37	11
Advances	(29)	274	245	(97)	511	414
Mortgage loans	2	—	2	5	(1)	4
Total interest income	(57)	350	293	(152)	660	508
Interest expense
Deposits	—	1	1	—	3	3
Consolidated obligations
Discount notes	(66)	112	46	(153)	214	61
Bonds	35	213	248	75	368	443
Other interest-bearing liabilities	(1)	2	1	(3)	3	—
Total interest expense	(32)	328	296	(81)	588	507
Net interest income	$(25)	$22	$(3)	$(71)	$72	$1

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. For the three and six months ended June 30, 2018, our net interest spread was 0.34 percent and 0.35 percent compared to 0.37 percent and 0.33 percent during the same periods in 2017. Our net interest spread during the three months ended June 30, 2018 was primarily impacted by a higher cost on total interest-bearing liabilities, partially offset by a higher yield on total interest-earning assets. Our net interest spread during the six months ended June 30, 2018 remained relatively stable when compared to the same period in 2017. The primary components of our interest income and interest expense are discussed below.

Advances

Interest income on advances increased during the three and six months ended June 30, 2018 when compared to the same periods in 2017 due primarily to the higher interest rate environment.

Investments

Interest income on investments increased during the three and six months ended June 30, 2018 when compared to the same periods in 2017 due primarily to the higher interest rate environment, partially offset by lower average investment balances.

Bonds

Interest expense on bonds increased during the three and six months ended June 30, 2018 when compared to the same periods in 2017 due primarily to the higher interest rate environment and higher issuances of term callable consolidated obligation bonds.

Discount Notes

Interest expense on discount notes increased during the three and six months ended June 30, 2018 when compared to the same periods in 2017 primarily due to the higher interest rate environment, partially offset by a decrease in average discount note balances. While period end discount note balances increased from December 31, 2017, average discount note balances decreased primarily due to our increased use of bonds in place of discount notes to manage the difference between our asset and liability maturities and better match the change in our advance product mix.

For additional information on how we manage the difference between our asset and liability maturities, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Other Income (Loss)

The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net gains (losses) on trading securities	$(8)	$4	$(24)	$9
Net gains (losses) on derivatives and hedging activities	14	(3)	34	3
Gains on litigation settlements, net	—	—	—	21
Other, net	2	5	6	8
Total other income (loss)	$8	$6	$16	$41

Other income (loss) can be volatile from period to period depending on the type of activity recorded. We recorded net gains of $8 million and $16 million during the three and six months ended June 30, 2018 compared to net gains of $6 million and $41 million during the same periods in 2017. Other income (loss) was impacted by net gains on litigation settlements of $21 million during the six months ended June 30, 2017 as a result of settlements with certain defendants in our private-label MBS litigation. We did not record any litigation settlements during the three or six months ended June 30, 2018 or the three months ended June 30, 2017. Other factors impacting other income (loss) included net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities as described below.

During the three and six months ended June 30, 2018, we recorded net gains of $14 million and $34 million on our derivatives and hedging activities through other income (loss) compared to net losses of $3 million and net gains of $3 million during the same periods in 2017. The fair value changes were primarily driven by changes in interest rates. These changes impacted our fair value hedge relationships and fair value changes on interest rate swaps used to economically hedge our investment securities portfolio. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

During the three and six months ended June 30, 2018, we recorded net losses on trading securities of $8 million and $24 million compared to net gains of $4 million and $9 million during the same periods in 2017. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities. Trading securities are recorded at fair value with changes in fair value reflected through other income (loss).

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended June 30, 2018
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$2	$3	$(1)	$(2)	$2
Net interest settlements	14	(8)	—	(61)	(55)
Total impact to net interest income	16	(5)	(1)	(63)	(53)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Net gains (losses) on fair value hedges	2	7	—	(2)	7
Net gains (losses) on economic hedges	—	6	1	—	7
Price alignment amount on derivatives[2]	—	—	—	—	—
Total net gains (losses) on derivatives and hedging activities	2	13	1	(2)	14
Net gains (losses) on trading securities[3]	—	(8)	—	—	(8)
Total impact to other income (loss)	2	5	1	(2)	6
Total net effect of hedging activities[4]	$18	$—	$—	$(65)	$(47)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off-market derivatives.

2	Includes the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

3
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

4	The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended June 30, 2017
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$5	$1	$(1)	$(1)	$4
Net interest settlements	(25)	(26)	—	9	(42)
Total impact to net interest income	(20)	(25)	(1)	8	(38)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Net gains (losses) on fair value hedges	1	8	—	(3)	6
Net gains (losses) on economic hedges	—	(9)	—	—	(9)
Total net gains (losses) on derivatives and hedging activities	1	(1)	—	(3)	(3)
Net gains (losses) on trading securities[2]	—	5	—	—	5
Total impact to other income (loss)	1	4	—	(3)	2
Total net effect of hedging activities[3]	$(19)	$(21)	$(1)	$5	$(36)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off-market derivatives.

2
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

3	The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Six Months Ended June 30, 2018
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$7	$6	$(1)	$(5)	$—	$7
Net interest settlements	12	(23)	—	(90)	—	(101)
Total impact to net interest income	19	(17)	(1)	(95)	—	(94)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	2	4	—	1	—	7
Gains (losses) on economic hedges	—	25	1	—	—	26
Price alignment amount on derivatives[2]	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	2	29	1	1	1	34
Net gains (losses) on trading securities[3]	—	(24)	—	—	—	(24)
Total impact to other income (loss)	2	5	1	1	1	10
Total net effect of hedging activities[4]	$21	$(12)	$—	$(94)	$1	$(84)

	For the Six Months Ended June 30, 2017
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$10	$3	$(1)	$(2)	$—	$10
Net interest settlements	(56)	(56)	—	31	—	(81)
Total impact to net interest income	(46)	(53)	(1)	29	—	(71)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	2	14	—	(6)	—	10
Gains (losses) on economic hedges	—	(8)	—	—	—	(8)
Price alignment amount on derivatives[2]	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	2	6	—	(6)	1	3
Net gains (losses) on trading securities[3]	—	10	—	—	—	10
Total impact to other income (loss)	2	16	—	(6)	1	13
Total net effect of hedging activities[4]	$(44)	$(37)	$(1)	$23	$1	$(58)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off-market derivatives.

2	Effective January 3, 2017, amount includes the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

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

The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Gains (losses) on interest rate swaps economically hedging our investments	$7	$(6)	$28	$(1)
Interest settlements	(1)	(3)	(3)	(7)
Net gains (losses) on investment derivatives	6	(9)	25	(8)
Net gains (losses) on related trading securities	(8)	5	(24)	10
Net gains (losses) on economic investment hedge relationships	$(2)	$(4)	$1	$2

STATEMENTS OF CONDITION

Financial Highlights

Our total assets increased to $151.0 billion at June 30, 2018 from $145.1 billion at December 31, 2017. Our total liabilities increased to $143.4 billion at June 30, 2018 from $138.1 billion at December 31, 2017. Total capital increased to $7.5 billion at June 30, 2018 from $7.0 billion at December 31, 2017. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash and Due from Banks

At June 30, 2018, our total cash balance was $201 million compared to $503 million at December 31, 2017. Our cash balance is influenced by our liquidity needs, member advance activity, market conditions, and the availability of attractive investment opportunities.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	June 30, 2018	December 31, 2017
Commercial banks	$75,483	$68,299
Savings institutions	1,079	2,323
Credit unions	4,421	4,043
Non-captive insurance companies	21,203	19,831
Captive insurance companies	7,079	7,634
Community development financial institution	3	3
Total member advances	109,268	102,133
Housing associates	49	23
Non-member borrowers	865	522
Total par value	$110,182	$102,678

Our total advance par value increased $7.5 billion or 7 percent at June 30, 2018 when compared to December 31, 2017. The increase in total par value was primarily due to an increase in borrowings by a large depository institution member and a non-captive insurance company member.

As a result of the final rule on membership issued by the Federal Housing Finance Agency (Finance Agency) effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance company members ineligible for FHLBank membership. In accordance with the final rule, captive insurance company members that were admitted as members after September 12, 2014 (the date the Finance Agency proposed this rule) had their memberships terminated on February 17, 2017. Captive insurance company members that were admitted as members prior to September 12, 2014 will also have their memberships terminated no later than February 19, 2021. The magnitude of the impact of the final rule at that date will depend, in part, on our size and profitability at the time of membership termination or maturity of the related advances. As of June 30, 2018, we had six captive insurance company members with total advances outstanding of $7.1 billion, which represented 6 percent of our total advances outstanding. One captive insurance company member was included in our five largest member borrowers at June 30, 2018 within this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances.”

The following table summarizes our advances by product type (dollars in millions):

	June 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Variable rate	$69,955	63	$65,711	64
Fixed rate	38,523	35	35,308	34
Amortizing	1,704	2	1,659	2
Total par value	110,182	100	102,678	100
Premiums	44		53
Discounts	(10)		(12)
Fair value hedging adjustments	(253)		(106)
Total advances	$109,963		$102,613

Fair value hedging adjustments changed $147 million at June 30, 2018 when compared to December 31, 2017 due to the impact of interest rates on our cumulative fair value adjustments on advances in hedge relationships.

At June 30, 2018 and December 31, 2017, 36 percent and 26 percent of our advances were variable rate callable advances. Callable advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Interest rates on our variable rate callable advances reset at each call date to be consistent with either the underlying LIBOR index or our current offering rate of our underlying cost of funds. In addition, we retain the flexibility to adjust the spread relative to our cost of funds for a material percentage of these variable rate advances on each reset date. We generally fund our variable rate callable advances with either discount notes, LIBOR indexed debt, or debt swapped to a LIBOR index. For additional discussion on our funding strategies, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

At June 30, 2018 and December 31, 2017, advances outstanding to our five largest member borrowers totaled $65.8 billion and $60.4 billion, representing 60 and 59 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at June 30, 2018 (dollars in millions):

	Amount	% of Total
Wells Fargo Bank, N.A.	$51,025	46
Transamerica Life Insurance Company[1]	4,085	4
ZB, National Association	3,650	3
Truman Insurance Company[2]	3,588	3
Principal Life Insurance Company[3]	3,500	3
Total par value	$65,848	60

1	Excludes $1.4 billion of advances with Transamerica Premier Life Insurance Company, an affiliate of Transamerica Life Insurance Company.

2	Represents a captive insurance company member whose membership will terminate within five years of the Finance Agency’s final rule on membership that became effective February 19, 2016.

3	Excludes $20 million of advances with Principal Bank, an affiliate of Principal Life Insurance Company.

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

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no probable credit losses on our advances as of June 30, 2018 and December 31, 2017. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following tables summarize information on our mortgage loans held for portfolio (dollars in millions):

	June 30, 2018	December 31, 2017
Fixed rate conventional loans	$6,699	$6,472
Fixed rate government-insured loans	516	529
Total unpaid principal balance	7,215	7,001
Premiums	99	98
Discounts	(6)	(6)
Basis adjustments from mortgage loan commitments	3	5
Total mortgage loans held for portfolio	7,311	7,098
Allowance for credit losses	(1)	(2)
Total mortgage loans held for portfolio, net	$7,310	$7,096

Our total mortgage loans increased at June 30, 2018 when compared to December 31, 2017 due to loan purchases exceeding principal paydowns. For additional discussion on our mortgage loan credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	June 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	4,900	15	4,600	13
Federal funds sold	4,435	13	4,250	12
Total short-term investments	9,336	28	8,851	25
Long-term investments[2]
Mortgage-backed securities
GSE single-family	3,338	10	3,740	11
GSE multifamily	9,865	30	10,983	32
U.S. obligations single-family[3]	4,108	12	3,741	11
U.S. obligations commercial[3]	2	—	2	—
Private-label residential	11	—	12	—
Total mortgage-backed securities	17,324	52	18,478	54
Non-mortgage-backed securities
U.S. obligations[3]	3,002	9	3,296	10
GSE and Tennessee Valley Authority obligations	1,487	5	1,889	5
State or local housing agency obligations	1,333	4	1,388	4
Other	537	2	550	2
Total non-mortgage-backed securities	6,359	20	7,123	21
Total long-term investments	23,683	72	25,601	75
Total investments	$33,019	100	$34,452	100

1	Short-term investments have original maturities equal to or less than one year.

2	Long-term investments have original maturities of greater than one year.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

Our investments decreased $1.4 billion or four percent at June 30, 2018 when compared to December 31, 2017 due primarily to maturities and paydowns of MBS and agency securities, partially offset by MBS purchases and an increase in money market investments needed to manage our liquidity position during the quarter.

The Finance Agency limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 2.22 and 2.52 at June 30, 2018 and December 31, 2017.

We evaluate AFS and HTM securities in an unrealized loss position for other-than-temporary-impairment (OTTI) on at least a quarterly basis. As part of our OTTI evaluation, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we will recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, we perform analyses to determine if any of these securities are other-than-temporarily impaired. At June 30, 2018 and December 31, 2017 we did not consider any of these securities to be other-than-temporarily-impaired. Refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis performed at June 30, 2018.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At June 30, 2018 and December 31, 2017, the carrying value of consolidated obligations for which we are primarily liable totaled $141.6 billion and $135.6 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	June 30, 2018	December 31, 2017
Par value	$43,241	$36,740
Discounts and concession fees[1]	(119)	(58)
Total	$43,122	$36,682

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes increased $6.4 billion or 18 percent at June 30, 2018 when compared to December 31, 2017. As a result of changes in our advance product mix and a change in our funding strategy, we increased our utilization of shorter-term discount notes at quarter end.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	June 30, 2018	December 31, 2017
Total par value	$98,930	$99,184
Premiums	168	193
Discounts and concession fees[1]	(52)	(60)
Fair value hedging adjustments	(578)	(424)
Total bonds	$98,468	$98,893

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds remained relatively stable at June 30, 2018 when compared to December 31, 2017. Fair value hedging adjustments changed $154 million at June 30, 2018 when compared to December 31, 2017 due to the impact of interest rates on our cumulative fair value adjustments on bonds in hedge relationships.

For additional information on our bonds, refer to "Item 7. Management's Discussion and Analysis of Financial Condition
and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Capital

The following table summarizes information on our capital (dollars in millions):

	June 30, 2018	December 31, 2017
Capital stock	$5,420	$5,068
Retained earnings	1,977	1,839
Accumulated other comprehensive income (loss)	142	114
Total capital	$7,539	$7,021

Our capital increased at June 30, 2018 when compared to December 31, 2017. The increase was primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. In addition, retained earnings increased due to net income, partially offset by dividends paid. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock” for additional information on our capital stock.

Derivatives

We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	June 30, 2018	December 31, 2017
Interest rate swaps
Noncallable	$46,434	$51,502
Callable by counterparty	1,585	1,853
Callable by the Bank	181	172
Total interest rate swaps	48,200	53,527
Forward settlement agreements (TBAs)	167	66
Mortgage delivery commitments	172	72
Total notional amount	$48,539	$53,665

The notional amount of our derivative contracts declined at June 30, 2018 when compared to December 31, 2017. During the second quarter of 2018, we reduced our use of swapped consolidated obligation bonds in response to market conditions, and increased our utilization of discount notes and LIBOR indexed debt to capture attractive funding, match repricing structures on advances, and provide additional liquidity. For additional discussion regarding our use of derivatives, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the six months ended June 30, 2018, proceeds from the issuance of bonds and discount notes were $21.1 billion and $91.7 billion compared to $26.8 billion and $118.1 billion for the same period in 2017. We continued to issue term fixed and floating rate, callable, and step-up rate consolidated obligation bonds as well as shorter-term discount notes to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

We maintained continual access to funding and issued debt to meet the needs of our members, which generally favored the issuance of shorter-term debt. Access to debt markets has been reliable because investors, driven by increased liquidity preferences, including the effects of money market fund reform and our government affiliation, have sought the FHLBanks’ debt as an asset of choice, which has led to advantageous funding opportunities. However, due to the short-term maturity of the debt, we may be exposed to additional risks associated with refinancing and our ability to access the capital markets.

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of July 31, 2018, our consolidated obligations were rated AA+/A-1+ by Standard and Poor’s and Aaa/P-1 by Moody’s and both ratings had a stable outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2017 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At June 30, 2018 and December 31, 2017, the total par value of outstanding consolidated obligations for which we are primarily liable was $142.2 billion and $135.9 billion. At June 30, 2018 and December 31, 2017, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $917.7 billion and $898.3 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of July 31, 2018, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the six months ended June 30, 2018, repayments of consolidated obligations totaled $106.6 billion compared to $160.1 billion for the same period in 2017. A portion of these payments were due to the call of certain bonds in an effort to better match our projected asset cash flows. During the six months ended June 30, 2017, we called bonds with a total par value of $95 million. We did not call any bonds during the six months ended June 30, 2018.

During the six months ended June 30, 2018, advance disbursements totaled $157.0 billion compared to $130.2 billion for the same period in 2017. Advance disbursements will vary from period to period depending on member needs. During the six months ended June 30, 2018, investment purchases (excluding overnight investments) totaled $48.7 billion compared to $48.6 billion for the same period in 2017. Investment purchases during each period were primarily driven by the purchase of money market investments, including secured resale agreements in an effort to manage our liquidity position.

We also use liquidity to purchase mortgage loans, redeem member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

LIQUIDITY REQUIREMENTS
Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At June 30, 2018 and December 31, 2017, we were in compliance with all three of the Finance Agency liquidity requirements.
In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At June 30, 2018 and December 31, 2017, we were in compliance with this liquidity guidance.
Capital

CAPITAL REQUIREMENTS

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock, (including mandatorily redeemable capital stock), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock) and retained earnings. It does not include AOCI. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At June 30, 2018 and December 31, 2017, we did not hold any nonpermanent capital. At June 30, 2018 and December 31, 2017, we were in compliance with all three of the Finance Agency’s regulatory capital requirements. Refer to “Item 1. Financial Statements — Note 12 — Capital” for additional information.

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

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days’ written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At June 30, 2018 and December 31, 2017, our excess capital stock outstanding was less than $1 million.

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	June 30, 2018	December 31, 2017
Commercial banks	$3,820	$3,508
Savings institutions	100	145
Credit unions	427	393
Non-captive insurance companies	756	681
Captive insurance companies	317	341
Total GAAP capital stock	5,420	5,068
Mandatorily redeemable capital stock	373	385
Total regulatory capital stock	$5,793	$5,453

The increase in regulatory capital stock held at June 30, 2018 when compared to December 31, 2017 was due to an increase in GAAP capital stock as a result of an increase in activity-based capital stock driven by an increase in advance balances.

Retained Earnings
Our Enterprise Risk Management Policy (ERMP) includes a target level of retained earnings based on the amount we believe necessary to protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve our targeted level of retained earnings. At June 30, 2018, we exceeded our retained earnings target.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance the capital position of each FHLBank over time. Under the JCE Agreement, we allocate 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately in our Statements of Condition. At June 30, 2018 and December 31, 2017, our restricted retained earnings balance totaled $384 million and $335 million. One percent of our average balance of outstanding consolidated obligations for the three months ended March 31, 2018 was $1.4 billion.

Dividends

Our current dividend philosophy is to pay a membership capital stock dividend similar to a reference rate of interest, such as average three-month LIBOR over time, and an activity-based capital stock dividend, when possible, at a level above the membership capital stock dividend. Our actual dividend is determined quarterly by our Board of Directors, based on policies, regulatory requirements, actual performance, and other considerations.

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Aggregate cash dividends paid[1]	$56	$45	$109	$88
Effective combined annualized dividend rate paid on capital stock	4.28%	3.10%	4.15%	3.08%
Annualized dividend rate paid on membership capital stock	2.25%	1.00%	2.13%	0.88%
Annualized dividend rate paid on activity-based capital stock	4.75%	3.50%	4.63%	3.50%
Average three-month LIBOR	2.34%	1.20%	2.14%	1.14%

1
Includes aggregate cash dividends paid during the period. Amount excludes cash dividends paid on mandatorily redeemable capital stock. For financial reporting purposes, these dividends were recorded as interest expense in our Statements of Income.

2	Effective combined annualized dividend rate is paid on total capital stock, including mandatorily redeemable capital stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our 2017 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2018.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Adoption of Single-Counterparty Credit Limits for Bank Holding Companies and Foreign Banking Organizations by Board of Governors of the Federal Reserve System.
On June 14, 2018, the Board of Governors of the Federal Reserve System voted to pass a final rule establishing single-counterparty credit limits applicable to bank holding companies and foreign banking organizations with total consolidated assets of $250 billion or more, including global systemically important bank holding companies (GSIBs) in the United States. These entities are considered to be covered companies under the rule. The FHLBanks are themselves exempt from the limits and reporting requirements contained in this rule. However, credit exposure to individual FHLBanks must be monitored, and reported on as required, by any entity that is a covered company under this rule.
Under the final rule, a covered company and its subsidiaries may not have aggregate net credit exposure to an FHLBank and (in certain cases) economically interdependent entities in excess of 25 percent of the company’s tier 1 capital. Such credit exposure does not include advances from an FHLBank, but generally includes collateral pledged to an FHLBank in excess of a covered company’s outstanding advances. Also included towards a covered company’s net credit exposure is its investment in FHLBank capital stock and debt instruments, deposits with an FHLBank, FHLBank-issued letters of credit where a covered company is the named beneficiary, and other obligations to an FHLBank, including repurchase or reverse repurchase transactions net of collateral that create a credit exposure to an FHLBank. Intra-day exposures are exempt from the final rule.
With respect to the FHLBanks’ consolidated obligations held by a covered company, the company must monitor, and report on as required, its credit exposure for such obligations. It is not clear if the Federal Reserve will require consolidated obligations to be aggregated with other exposures to an FHLBank or the FHLBank System.
The final rule gives major covered companies (i.e., the GSIBs) until January 1, 2020 to comply, and all other covered companies will have until July 1, 2020 to comply.
We continue to evaluate the overall impact of the rule, but do not expect it to materially impact our operations.

RISK MANAGEMENT

We have risk management policies, established by our Board of Directors, that monitor and control our exposure to market, liquidity, credit, operational, model, information security, compliance, and strategic risk, as well as capital adequacy. Our primary objective is to manage our assets and liabilities in ways that protect the par redemption value of our capital stock. We periodically evaluate our risk management policies in order to respond to changes in our financial position and general market conditions.

Market Risk

We define market risk as the risk that changes in market prices may adversely affect our financial condition and performance. Interest rate risk is the principal type of market risk to which we are exposed as our cash flows, and therefore earnings and equity value, can change significantly as interest rates change. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and derivatives, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market risk measures in parallel and non-parallel interest rate changes and spread and volatility movements.

Our key risk measures are Market Value of Capital Stock (MVCS) Sensitivity and Projected Income Sensitivity.

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

The MVCS calculation uses market prices which are computed using interest rates, spreads, and volatilities, and assumes a run-off balance sheet. The timing and variability of balance sheet cash flows are calculated by an internal model. To ensure the accuracy of the MVCS calculation, we reconcile the computed market prices of complex instruments, such as derivatives and mortgage assets, to market observed prices or dealers’ quotes.

Interest rate risk stress tests of MVCS involve instantaneous parallel and non-parallel changes in interest rates. The resulting percentage change in MVCS from the base case value is an indication of longer-term repricing risk and option risk embedded in the balance sheet.

To protect the MVCS from large interest rate swings, we manage the interest rate risk of our balance sheet by using hedging transactions, such as issuing consolidated obligation bonds, including floating rate, simple bullet, callable, or other structured features and entering into or canceling interest rate swaps, caps, floors, and swaptions.

We monitor and manage to the MVCS policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach requires a prompt action to address the measure outside of the policy limit and the breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. We were in compliance with the MVCS policy limits at June 30, 2018 and December 31, 2017.

Our down 200 basis point policy limit is suspended when the 10-year swap rate is below 2.50 percent and remains so for five consecutive days. At June 30, 2018, the 10-year swap rate was 2.93 percent and the associated policy limit was in effect. At December 31, 2017, the 10-year swap rate was 2.40 percent and had been below 2.50 for five consecutive days, and therefore the associated policy limit was suspended.

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous parallel changes in interest rates at June 30, 2018 and December 31, 2017:

	Market Value of Capital Stock Assuming Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June 30, 2018	$134.7	$136.5	$136.6	$136.2	$135.6	$134.7	$132.6
December 31, 2017	$133.7	$136.0	$136.4	$135.8	$134.7	$133.2	$129.9

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June 30, 2018	(1.1)%	0.2%	0.3%	—%	(0.5)%	(1.1)%	(2.7)%
December 31, 2017	(1.5)%	0.2%	0.4%	—%	(0.8)%	(1.9)%	(4.4)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June 30, 2018 and December 31, 2017	(12.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(12.0)%

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel changes in interest rates at June 30, 2018 and December 31, 2017:

	Market Value of Capital Stock Assuming Non-Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June 30, 2018	$134.9	$136.0	$136.3	$136.2	$135.8	$135.1	$133.1
December 31, 2017	$133.9	$135.3	$135.8	$135.8	$135.2	$134.2	$131.5

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June 30, 2018	(1.0)%	(0.2)%	—%	—%	(0.3)%	(0.8)%	(2.3)%
December 31, 2017	(1.4)%	(0.3)%	—%	—%	(0.4)%	(1.2)%	(3.2)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June 30, 2018 and December 31, 2017	(13.0)%	(5.5)%	(2.5)%	—%	(2.5)%	(5.5)%	(13.0)%

Our base case MVCS was 136.2 at June 30, 2018 when compared to 135.8 at December 31, 2017. The change was primarily attributable to the following factors:

•
Increase in retained earnings: We recorded net income of $247 million during the six months ended June 30, 2018, which was primarily driven by net interest income of $324 million. Dividend payments for the six months ended June 30, 2018 totaled $109 million. The earnings in excess of dividends paid had a positive impact on the market value of our assets, thereby increasing MVCS.

•
Option-adjusted spread: The spread between mortgage interest rates and LIBOR, adjusted for the mortgage prepayment option, decreased at June 30, 2018 when compared to December 31, 2017. This had a positive impact on MVCS as it increased the value of mortgage-related assets.

•
Increased Shares of Capital Stock: Our capital stock balance increased at June 30, 2018 when compared to December 31, 2017 due to capital stock issued as a result of increased member activity. As we issued this capital stock at par, which is below our current MVCS value, our MVCS was negatively impacted.

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
Our primary income sensitivity policy limits specify a floor on our projected return on capital stock of no less than 50 percent of average projected 3-month LIBOR over 24 months for the up and down 100 and 200 basis point parallel interest rate change scenarios as well as for the up and down 100 basis point non-parallel interest rate changes for each shock scenario. Any policy limit breach requires a prompt action to address the measure outside of the policy limit. The breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. We were in compliance with the projected 24-month income sensitivity policy limits at both June 30, 2018 and December 31, 2017. For more information on our Projected Income Sensitivity, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Projected Income Sensitivity” in our 2017 10-K.
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

We are required by regulation to obtain sufficient collateral to fully secure our advances and other credit products. Eligible collateral includes (i) fully disbursed whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and Federal Family Education Loan Program guaranteed student loans, (iii) cash deposited with us, and (iv) other real estate-related collateral acceptable to us, such as second lien mortgages, home equity lines of credit, tax-exempt municipal securities, and commercial real estate mortgages, provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. Community Financial Institutions (CFIs) may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each borrower’s capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

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

At June 30, 2018 and December 31, 2017, borrowers pledged $327.2 billion and $319.0 billion of collateral (net of applicable discounts) to support activity with us, including advances. At June 30, 2018 and December 31, 2017, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

The following table shows our total exposure, including advances, as well as the collateralization percentage of outstanding exposure by borrower type (dollars in millions):

	June 30, 2018		December 31, 2017
	Sum of Total Exposure	% Collateralized	Sum of Total Exposure	% Collateralized
Commercial banks	$84,324	292%	$76,589	313%
Savings institutions	1,168	744	2,412	328
Credit unions	4,955	335	4,423	344
Non-captive insurance companies	21,242	140	19,907	136
Captive insurance companies	7,079	101	7,634	101
Community development financial institutions	3	202	3	214
Housing associates	49	135	23	289
Non-member borrowers	866	113	523	117
Total borrowers	$119,686	259%	$111,514	268%

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on our credit products as of June 30, 2018 and December 31, 2017. Accordingly, we have not recorded any allowance for credit losses on our credit products.

MORTGAGE LOANS

We are exposed to credit risk through our participation in the Mortgage Partnership Finance (MPF) program and the Mortgage Purchase Program (MPP). Mortgage loan credit risk is the risk that we will not receive timely payments of principal and interest due from mortgage borrowers because of borrower defaults. Credit risk on mortgage loans is affected by a number of factors, including loan type, borrower’s credit history, and other factors such as home price fluctuations, unemployment levels, and other economic factors in the local market or nationwide.

Through our participation in the MPF program, which represents 96 percent of the Bank’s mortgage loan held for portfolio, we invest in conventional and government-insured residential mortgage loans that are acquired through or purchased from a participating financial institution (PFI). In addition, MPF Xtra, MPF Direct, and MPF Government MBS are off-balance sheet loan products that are passed through to a third-party investor and are not maintained in our Statements of Condition.

Under the MPP, we acquired single-family mortgage loans that were purchased directly from MPP PFIs. Similar to the MPF program, MPP PFIs generally originated, serviced, and credit enhanced the mortgage loans sold to us. The MPP program represents 4 percent of the Bank’s mortgage loan held for portfolio. We currently do not purchase mortgage loans under this program. All loans in this portfolio were originated prior to 2006.

The following table presents the unpaid principal balance of our mortgage loan portfolio by product type (dollars in millions):

Product Type	June 30, 2018	December 31, 2017
Conventional	$6,699	$6,472
Government	516	529
Total mortgage loan unpaid principal balance	$7,215	$7,001

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

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional MPF and MPP mortgage loan portfolios at the balance sheet date. The measurement of our MPF and MPP allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, and (iii) estimating additional credit losses in the conventional mortgage loan portfolio. The allowance for credit losses on our conventional mortgage loans was $1 million and $2 million at June 30, 2018 and December 31, 2017.

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At June 30, 2018, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty’s overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from three to 15 percent based on the counterparty’s credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of six to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. At June 30, 2018, we were in compliance with the regulatory limits established for unsecured credit.

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

At June 30, 2018, our unsecured investment exposure consisted of overnight Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at June 30, 2018 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
Domestic	$—	$75	$75
U.S subsidiaries of foreign commercial banks	—	150	150
Total domestic and U.S. subsidiaries of foreign commercial banks	—	225	225
U.S. branches and agency offices of foreign commercial banks
Australia	600	—	600
Canada	—	1,200	1,200
France	—	100	100
Germany	—	600	600
Netherlands	—	510	510
Norway	—	600	600
Sweden	600	—	600
Total U.S. branches and agency offices of foreign commercial banks	1,200	3,010	4,210
Total unsecured investment exposure	$1,200	$3,235	$4,435

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Table excludes investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the FDIC.

Investment Ratings

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	June 30, 2018
	Credit Rating[1]
	AAA	AA	A	BBB	BB or Lower	Total
Interest-bearing deposits	$—	$1	$—	$—	$—	$1
Securities purchased under agreements to resell	800	—	1,000	3,100	—	4,900
Federal funds sold	—	1,200	3,235	—	—	4,435
Investment securities:
Mortgage-backed securities
GSE single-family	—	3,338	—	—	—	3,338
GSE multifamily	—	9,865	—	—	—	9,865
U.S. obligations single-family[2]	—	4,108	—	—	—	4,108
U.S. obligations commercial[2]	—	2	—	—	—	2
Private-label residential	—	4	—	6	1	11
Total mortgage-backed securities	—	17,317	—	6	1	17,324
Non-mortgage-backed securities
U.S. obligations[2]	—	3,002	—	—	—	3,002
GSE and Tennessee Valley Authority obligations	—	1,487	—	—	—	1,487
State or local housing agency obligations	1,082	251	—	—	—	1,333
Other	439	98	—	—	—	537
Total non-mortgage-backed securities	1,521	4,838	—	—	—	6,359
Total investments[3]	$2,321	$23,356	$4,235	$3,106	$1	$33,019

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	At June 30, 2018, 13% percent of our total investments were unsecured.

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2017
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Total
Interest-bearing deposits	$—	$1	$—	$—	$—	$1
Securities purchased under agreements to resell	1,600	—	500	2,500	—	4,600
Federal funds sold	—	600	2,530	1,120	—	4,250
Investment securities:
Mortgage-backed securities
GSE single-family	—	3,740	—	—	—	3,740
GSE multifamily	—	10,983	—	—	—	10,983
U.S. obligations single-family[2]	—	3,741	—	—	—	3,741
U.S. obligations commercial[2]	—	2	—	—	—	2
Private-label residential	—	4	—	7	1	12
Total mortgage-backed securities	—	18,470	—	7	1	18,478
Non-mortgage-backed securities
U.S. obligations[2]	—	3,296	—	—	—	3,296
GSE and Tennessee Valley Authority obligations	—	1,889	—	—	—	1,889
State or local housing agency obligations	1,122	266	—	—	—	1,388
Other	451	99	—	—	—	550
Total non-mortgage-backed securities	1,573	5,550	—	—	—	7,123
Total investments[3]	$3,173	$24,621	$3,030	$3,627	$1	$34,452

1	Represents the lowest credit rating available for each investment based on an NRSRO. In instances where an NRSRO rating is not available for the investment, the issuer rating is applied.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	At December 31, 2017, 12 percent of our total investments were unsecured.

Our total investments decreased $1.4 billion or four percent at June 30, 2018 when compared to December 31, 2017 due primarily to maturities and paydowns of MBS and agency securities, partially offset by MBS purchases and an increase in money market investments needed to manage our liquidity position during the quarter.

At June 30, 2018 and December 31, 2017, we did not consider any of our investments to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment.”

Mortgage-Backed Securities

We limit our investments in MBS to those guaranteed by the U.S. Government or issued by a GSE. Further, our ERMP prohibits new purchases of private-label MBS. We perform ongoing analysis on these investments to determine potential credit issues. At June 30, 2018 and December 31, 2017, we owned $17.3 billion and $18.5 billion of MBS, of which approximately 99.9 percent were guaranteed by the U.S. Government or issued by GSEs and 0.1 percent were private-label MBS at each period end.

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

Uncleared Derivatives. Due to risk of nonperformance by the counterparties to our derivative agreements, we generally require collateral on uncleared derivative agreements. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty or a contractually established threshold level. A counterparty generally must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our uncleared derivative agreements.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	June 30, 2018
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A	$2,491	$22	$(21)	$1
BBB[2]	16	—	—	—
Liability positions with credit exposure
Uncleared derivatives
AA2	154	(14)	14	—
A2	871	(3)	3	—
BBB	435	(13)	14	1
Cleared derivatives[3]	39,917	(5)	86	81
Total derivative positions with credit exposure to non-member counterparties	43,884	(13)	96	83
Member institutions[2,4]	21	—	—	—
Total	43,905	$(13)	$96	$83
Derivative positions without credit exposure	4,634
Total notional	$48,539

1	Represents the lowest credit rating available for each counterparty based on an NRSRO.

2	Net credit exposure is less than $1 million.

3
Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing's parent, CME Group Inc. was rated Aa3 by Moody's and AA- by Standard and Poor's at June 30, 2018.

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

Operational Risk

We define operational risk as the risk arising from inadequate or failed processes, people, and/or systems, including those emanating from external sources. All of our activities and processes generate operational risk, including legal risk. Operational risk is inherent in all of our business activities, processes, and systems. Management has established policies and procedures to reduce the likelihood of operational risk and designed our annual risk assessment process to provide ongoing identification, measurement, and monitoring of operational risk. Due to the manual nature of many of our processes, our operational risk exposure had been designated as elevated. To mitigate this risk, we focused on training, process improvements, control enhancements, system upgrades, and added staff to lead and support critical business functions. As a result, our operational risk exposure has improved.

As a result of the storm drain pipe break and water damage to our then headquarters on June 22, 2017, we leased additional space for our temporary headquarters during the third quarter of 2017. We expect to remain at this location until our new headquarters located at 909 Locust St., Des Moines, Iowa is ready for occupancy, which is currently anticipated for late 2018. As a result of the storm drain pipe and transitioning employees to a temporary headquarters location, our operational risk profile was elevated. No known material disruptions in member services or material impacts to our financial condition and results of operations have been experienced due to these events, and we have operated successfully at our temporary location for one year. For additional information on our temporary relocation, see “Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies” in our 2017 Form 10-K.

Model Risk

We define model risk as the risk of adverse consequences from decisions based on incorrect and misused model outputs. Throughout the course of our day-to-day activities, we utilize external and internal pricing and financial models as important inputs into business and risk management decision-making processes.

Information Security Risk

We define information security risk as the risk arising from unauthorized access, use, disclosure, disruption, modification, or destruction of information or information systems. Importantly, this definition includes the security of both digital and non-digital information as well as associated information systems and processes.

Information security risk includes the risk that cyber incidents could result in a failure or interruption of our business operations. We have not experienced any such disruption with a material adverse impact. However, we do rely heavily on internal and third-party information systems and other technology to conduct and manage our business and any disruptions to those items could have a material adverse impact on our financial condition and results of operations. We mitigate cybersecurity risk utilizing the concept of defense in depth, where multiple layers of security controls are implemented. Administrative, physical, and logical controls are in place for identifying, monitoring, and controlling system access, sensitive data, and system changes. In addition, we employ thorough security testing and training that includes regular third party facilitated penetration testing, as well as mandatory staff training on cyber risks. Given the importance of cybersecurity and ever-increasing sophistication of potential cyber-attacks, including the Spectre and Meltdown vulnerabilities discovered this past year that are inherent in almost all equipment in use today, we expect to continue to strengthen our cyber-defenses.

Compliance Risk

We define compliance risk as the risk of violations of laws, rules, regulations, regulatory and supervisory guidance, and internal policies and procedures. Our Legal and Compliance departments are responsible for coordinating with our various business units in connection with its identification, evaluation, and mitigation of our compliance risks.

Strategic Risk

We define strategic risk as the risk arising from adverse business decisions, poor implementation of business decisions, or a lack of responsiveness to changes in the industry and operating environment. We consider member concentration, legislative, and reputational risks to be components of strategic risk. From time to time, proposals are made, or legislative and regulatory changes are considered, which could affect our cost of doing business or other aspects of our business. Strategic risk can also arise from poor execution of business decisions, or a lack of responsiveness to changes in the industry and operating environment. We mitigate strategic risk through strategic business planning and monitoring of our external and internal environment. For additional information on some of the more important risks we face, refer to “Item 1A. Risk Factors” in our 2017 Form 10-K.

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Of the 11 cases initially filed, one has been dismissed, two have been settled in part and dismissed in part, and eight have been settled. We appealed the one complete dismissal and two partial dismissals covering the claims related to five certificates across three different cases. The appellate court affirmed the dismissal of the claims related to four certificates in December 2017 and affirmed the dismissal of the remaining certificate in May 2018. In January 2018, we filed petitions for discretionary review of the appellate court’s rulings in December related to four of the certificates with the Washington Supreme Court. On May 3, 2018, the Court granted those petitions. The aggregate consideration paid for these four certificates is $567 million. Oral arguments have been scheduled for October 9, 2018. In June 2018, we filed a petition for discretionary review of the appellate court’s ruling in May on the fifth certificate. The aggregate consideration paid for that one certificate is $200 million. The Washington Supreme Court has not yet acted on that petition.

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
During the three and six months ended June 30, 2018 and the three months ended June 30, 2017, we did not record any net gains on private-label MBS litigation settlements. During the six months ended June 30, 2017, we settled a private-label MBS claim and recognized $21 million in net gains on private-label MBS litigation settlements.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2017 Form 10-K. There have been no material changes to our risk factors during the six months ended June 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There were no material changes to the disclosure related to the Rule 2-01 (c)(1)(ii)(A) of SEC Regulation S-X (the Loan Rule) included in our 2017 10-K. Refer to “Part II. Item 9B - Other Information“ in our 2017 Form 10-K for additional information.

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

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	August 10, 2018

By:	/s/ Michael L. Wilson
Michael L. Wilson President and Chief Executive Officer

By:	/s/ Donna S. Stone
Donna S. Stone Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)