Form 10-Q
period 2018-09-30
Federal Home Loan Bank of Des Moines
filed 2018-11-08
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51999

FEDERAL HOME LOAN BANK OF DES MOINES
(Exact name of registrant as specified in its charter)

Federally chartered corporation (State or other jurisdiction of incorporation or organization)	42-6000149 (I.R.S. employer identification number)

909 Locust Street Des Moines, IA (Address of principal executive offices)	50309 (Zip code)

Registrant’s telephone number, including area code: (515) 412-2100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2018
Class B Stock, par value $100	56,298,366

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$155	$503
Interest-bearing deposits	1	1
Securities purchased under agreements to resell	5,100	4,600
Federal funds sold	6,390	4,250
Investment securities
Trading securities (Note 3)	903	1,177
Available-for-sale securities (Note 4)	19,630	20,796
Held-to-maturity securities (fair value of $3,131 and $3,686) (Note 5)	3,115	3,628
Total investment securities	23,648	25,601
Advances (includes $15 and $0 at fair value under the fair value option) (Note 7)	100,787	102,613
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $2 (Notes 8 and 9)	7,549	7,096
Accrued interest receivable	286	223
Derivative assets, net (Note 10)	70	100
Other assets	109	112
TOTAL ASSETS	$144,095	$145,099
LIABILITIES
Deposits
Interest-bearing	$756	$1,013
Non-interest-bearing	79	94
Total deposits	835	1,107
Consolidated obligations (Note 11)
Discount notes	42,101	36,682
Bonds	92,998	98,893
Total consolidated obligations	135,099	135,575
Borrowings from other FHLBanks	—	600
Mandatorily redeemable capital stock (Note 12)	277	385
Accrued interest payable	243	210
Affordable Housing Program payable	154	142
Derivative liabilities, net (Note 10)	4	6
Other liabilities	178	53
TOTAL LIABILITIES	136,790	138,078
Commitments and contingencies (Note 14)
CAPITAL (Note 12)
Capital stock - Class B putable ($100 par value); 52 and 51 issued and outstanding shares	5,163	5,068
Retained earnings
Unrestricted	1,612	1,504
Restricted	407	335
Total retained earnings	2,019	1,839
Accumulated other comprehensive income (loss)	123	114
TOTAL CAPITAL	7,305	7,021
TOTAL LIABILITIES AND CAPITAL	$144,095	$145,099

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
INTEREST INCOME
Advances	$633	$451	$1,761	$1,165
Interest-bearing deposits	—	—	1	1
Securities purchased under agreements to resell	21	14	49	30
Federal funds sold	34	26	79	53
Trading securities	7	12	23	35
Available-for-sale securities	132	98	364	266
Held-to-maturity securities	22	20	65	60
Mortgage loans held for portfolio	64	59	185	176
Total interest income	913	680	2,527	1,786
INTEREST EXPENSE
Consolidated obligations - Discount notes	212	163	506	396
Consolidated obligations - Bonds	535	338	1,517	877
Deposits	4	1	9	3
Mandatorily redeemable capital stock	6	4	15	13
Total interest expense	757	506	2,047	1,289
NET INTEREST INCOME	156	174	480	497
Provision (reversal) for credit losses on mortgage loans	—	1	—	1
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	156	173	480	496
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(9)	1	(33)	10
Net gains (losses) on derivatives and hedging activities	9	(2)	43	1
Gains on litigation settlements, net	—	—	—	21
Other, net	7	5	13	13
Total other income (loss)	7	4	23	45
OTHER EXPENSE
Compensation and benefits	15	12	46	39
Contractual services	3	2	9	8
Professional fees	6	5	13	15
Other operating expenses	6	6	17	16
Federal Housing Finance Agency	2	3	7	8
Office of Finance	2	1	5	5
Other, net	2	1	4	2
Total other expense	36	30	101	93
NET INCOME BEFORE ASSESSMENTS	127	147	402	448
Affordable Housing Program assessments	14	15	42	46
NET INCOME	$113	$132	$360	$402

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$113	$132	$360	$402
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	(19)	12	9	117
Pension and postretirement benefits	—	(1)	—	1
Total other comprehensive income (loss)	(19)	11	9	118
TOTAL COMPREHENSIVE INCOME (LOSS)	$94	$143	$369	$520

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)		Additional Capital from Merger
	Shares	Par Value
BALANCE, DECEMBER 31, 2016	59	$5,917	$52
Comprehensive income (loss)	—	—	—
Proceeds from issuance of capital stock	43	4,364	—
Repurchases/redemptions of capital stock	(46)	(4,617)	—
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(40)	—
Cash dividends on capital stock	—	—	(52)
BALANCE, SEPTEMBER 30, 2017	56	$5,624	$—

BALANCE, DECEMBER 31, 2017	51	$5,068	$—
Comprehensive income (loss)	—	—	—
Proceeds from issuance of capital stock	58	5,837	—
Repurchases/redemptions of capital stock	(57)	(5,693)	—
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(49)	—
Cash dividends on capital stock	—	—	—
BALANCE, SEPTEMBER 30, 2018	52	$5,163	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL (continued from previous page)
(dollars and shares in millions)
(Unaudited)

	Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2016	$1,219	$231	$1,450	$(18)	$7,401
Comprehensive income (loss)	322	80	402	118	520
Proceeds from issuance of capital stock	—	—	—	—	4,364
Repurchases/redemptions of capital stock	—	—	—	—	(4,617)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(40)
Cash dividends on capital stock	(78)	—	(78)	—	(130)
BALANCE, SEPTEMBER 30, 2017	$1,463	$311	$1,774	$100	$7,498

BALANCE, DECEMBER 31, 2017	$1,504	$335	$1,839	$114	$7,021
Comprehensive income (loss)	288	72	360	9	369
Proceeds from issuance of capital stock	—	—	—	—	5,837
Repurchases/redemptions of capital stock	—	—	—	—	(5,693)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(49)
Cash dividends on capital stock	(180)	—	(180)	—	(180)
BALANCE, SEPTEMBER 30, 2018	$1,612	$407	$2,019	$123	$7,305

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$360	$402
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	31	30
Net (gains) losses on trading securities	33	(10)
Net change in derivatives and hedging activities	142	—
Other adjustments	—	7
Net change in:
Accrued interest receivable	(128)	(85)
Other assets	3	(2)
Accrued interest payable	32	46
Other liabilities	19	(11)
Total adjustments	132	(25)
Net cash provided by (used in) operating activities	492	377
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	91	40
Securities purchased under agreements to resell	(500)	425
Federal funds sold	(2,140)	(1,675)
Premises, software, and equipment	(24)	(25)
Loans to other FHLBanks	—	200
Trading securities
Proceeds from maturities of long-term	241	771
Available-for-sale securities
Proceeds from maturities of long-term	2,467	1,962
Purchases of long-term	(1,365)	(402)
Held-to-maturity securities
Proceeds from maturities of long-term	521	844
Advances
Repaid	228,179	211,223
Originated or purchased	(226,534)	(197,191)
Mortgage loans held for portfolio
Principal collected	700	790
Originated or purchased	(1,169)	(925)
Proceeds from sales of foreclosed assets	6	7
Net cash provided by (used in) investing activities	473	16,044

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
FINANCING ACTIVITIES
Net change in deposits	(180)	(171)
Borrowings from other FHLBanks	(600)	—
Net payments on derivative contracts with financing elements	(1)	(3)
Net proceeds from issuance of consolidated obligations
Discount notes	130,226	162,882
Bonds	31,217	53,241
Payments for maturing and retiring consolidated obligations
Discount notes	(124,838)	(190,878)
Bonds	(36,944)	(40,832)
Proceeds from issuance of capital stock	5,837	4,364
Payments for repurchases/redemptions of capital stock	(5,693)	(4,617)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(157)	(282)
Cash dividends paid	(180)	(130)
Net cash provided by (used in) financing activities	(1,313)	(16,426)
Net increase (decrease) in cash and due from banks	(348)	(5)
Cash and due from banks at beginning of the period	503	223
Cash and due from banks at end of the period	$155	$218

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$2,010	$1,277
Affordable Housing Program payments	30	25
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	66	43
Mortgage loan charge-offs	1	1
Transfers of mortgage loans to other assets	3	5
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	49	40

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

Reclassifications

Certain amounts in the Bank’s 2017 financial statements and footnotes have been reclassified to conform to the presentation as of September 30, 2018. In particular, due to the change in current presentation, variation margin on cleared derivatives has been allocated to the individual derivative instruments. Previously, this amount was included as a component of netting adjustments and cash collateral. For additional details regarding this reclassification, refer to “Note 10 — Derivatives and Hedging Activities.”

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the nine months ended September 30, 2018. Descriptions of all significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in the 2017 Form 10-K.

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

ISSUED ACCOUNTING GUIDANCE
Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as Benchmark Interest Rate for Hedge Accounting Purposes (ASU 2018-16)
On October 25, 2018, the FASB issued amended guidance to include the SOFR OIS rate as a U.S. benchmark interest rate for hedge accounting purposes. Including the OIS rate based on SOFR as an eligible benchmark interest rate during the early stages of the marketplace transition will facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate, and will be effective prospectively for qualifying new or re-designated hedging relationships entered into on or after January 1, 2019. The Bank is currently evaluating the effect this guidance may have on its hedging strategies.
Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15)
On August 29, 2018, the FASB issued amended guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by this guidance.
The amendments require a customer in a hosting arrangement that is a service contract to follow the guidance outlined in ASC Topic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. They require the customer to expense the capitalized implementation costs over the term of the hosting arrangement. The amendments also require the customer to present the expense in the same line item in the statement of income as the fees associated with the hosting element (service) and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. Lastly, capitalized implementation costs should be presented in the statement of condition in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented.
This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2020, and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. The Bank is in the process of evaluating this guidance, and its effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.
Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14)
On August 28, 2018, the FASB issued amended guidance that modifies the disclosure requirements for defined benefit plans to improve disclosure effectiveness. This guidance becomes effective for the Bank for annual periods ending on December 31, 2020. Early adoption is permitted. The adoption of this guidance is not expected to have any effect on the Bank’s financial condition, results of operations, or cash flows; however, it may reduce certain disclosures.
Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13)
On August 28, 2018, the FASB issued amended guidance that modifies the disclosure requirements for fair value measurements to improve disclosure effectiveness. This guidance becomes effective for the Bank for interim and annual periods beginning on January 1, 2020. Early adoption is permitted. The adoption of this guidance is not expected to have any effect on the Bank’s financial condition, results of operations, or cash flows; however, it may reduce certain disclosures.

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

This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2019, and early adoption is permitted. The amended presentation and disclosure guidance is required only prospectively. The Bank does not intend to adopt this guidance early. The Bank has evaluated this guidance and it is not expected to affect the Bank’s application of hedge accounting for existing hedge strategies, with the exception of designation of a fallback long-haul method for its short-cut hedge strategies, which will not have an impact on the Bank’s financial condition, results of operations or cash flows. Upon adoption, this guidance will prospectively affect the Bank’s income statement presentation for fair value hedge relationships and will require certain new disclosures. The Bank will continue to assess opportunities enabled by the new guidance to expand its risk management strategies.
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

•
Entities to determine the allowance for credit losses for purchased financial assets with a more-than-insignificant amount of purchased credit deterioration (PCD) since origination that is measured at amortized cost in a similar manner to other financial assets measured at amortized cost. The initial allowance for credit losses is required to be added to the purchase price of the assets acquired.

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

This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2019, and early application is permitted. In July 2018, the FASB issued amendments that, among other things, provide entities with an additional transition method to adopt the guidance. The new transition method allows entities an option to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Bank does not intend to adopt this new guidance early. Upon adoption, the Bank estimates that it will recognize right-of-use assets and lease liabilities for its operating leases of approximately $5 million on its statements of condition. The Bank does not anticipate the adoption of this guidance will have a material effect on its results of operations or cash flows.

Note 3 — Trading Securities

MAJOR SECURITY TYPES

Trading securities were as follows (dollars in millions):

	September 30, 2018	December 31, 2017
Non-mortgage-backed securities
U.S. obligations[1]	$157	$197
GSE and Tennessee Valley Authority obligations	56	260
Other[2]	262	272
Total non-mortgage-backed securities	475	729
Mortgage-backed securities
GSE multifamily	428	448
Total fair value	$903	$1,177

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Consists of taxable municipal bonds.

NET GAINS (LOSSES) ON TRADING SECURITIES

The Bank did not sell any trading securities during the three and nine months ended September 30, 2018 and 2017. During the three and nine months ended September 30, 2018, the Bank recorded net holding losses of $9 million and $33 million on its trading securities compared to net holding gains of $1 million and $10 million for the same periods in 2017.

Note 4 — Available-for-Sale Securities

MAJOR SECURITY TYPES

AFS securities were as follows (dollars in millions):

	September 30, 2018
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
U.S. obligations[2]	$2,675	$10	$(2)	$2,683
GSE and Tennessee Valley Authority obligations	988	35	—	1,023
State or local housing agency obligations	846	—	(2)	844
Other[3]	257	12	—	269
Total non-mortgage-backed securities	4,766	57	(4)	4,819
Mortgage-backed securities
U.S. obligations single-family[2]	4,291	29	(1)	4,319
GSE single-family	834	6	(6)	834
GSE multifamily	9,612	54	(8)	9,658
Total mortgage-backed securities	14,737	89	(15)	14,811
Total	$19,503	$146	$(19)	$19,630

	December 31, 2017
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
U.S. obligations[2]	$3,096	$8	$(5)	$3,099
GSE and Tennessee Valley Authority obligations	1,197	39	—	1,236
State or local housing agency obligations	935	—	(1)	934
Other[3]	269	9	—	278
Total non-mortgage-backed securities	5,497	56	(6)	5,547
Mortgage-backed securities
U.S. obligations single-family[2]	3,716	11	(1)	3,726
GSE single-family	983	7	(2)	988
GSE multifamily	10,482	57	(4)	10,535
Total mortgage-backed securities	15,181	75	(7)	15,249
Total	$20,678	$131	$(13)	$20,796

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	Consists of taxable municipal bonds and/or Private Export Funding Corporation (PEFCO) bonds.

UNREALIZED LOSSES

The following tables summarize AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	September 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
U.S. obligations[1]	$508	$(1)	$325	$(1)	$833	$(2)
State or local housing agency obligations	217	—	593	(2)	810	(2)
Total non-mortgage-backed securities	725	(1)	918	(3)	1,643	(4)
Mortgage-backed securities
U.S. obligations single-family[1]	547	(1)	—	—	547	(1)
GSE single-family	192	(6)	27	—	219	(6)
GSE multifamily	2,872	(5)	860	(3)	3,732	(8)
Total mortgage-backed securities	3,611	(12)	887	(3)	4,498	(15)
Total	$4,336	$(13)	$1,805	$(6)	$6,141	$(19)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
U.S. obligations[1]	$29	$—	$1,783	$(5)	$1,812	$(5)
State or local housing agency obligations	6	—	655	(1)	661	(1)
Total non-mortgage-backed securities	35	—	2,438	(6)	2,473	(6)
Mortgage-backed securities
U.S. obligations single-family[1]	111	—	887	(1)	998	(1)
GSE single-family	222	(2)	53	—	275	(2)
GSE multifamily	224	(1)	1,756	(3)	1,980	(4)
Total mortgage-backed securities	557	(3)	2,696	(4)	3,253	(7)
Total	$592	$(3)	$5,134	$(10)	$5,726	$(13)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	September 30, 2018		December 31, 2017
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$34	$34	$158	$159
Due after one year through five years	1,129	1,138	750	755
Due after five years through ten years	2,796	2,810	3,574	3,583
Due after ten years	807	837	1,015	1,050
Total non-mortgage-backed securities	4,766	4,819	5,497	5,547
Mortgage-backed securities	14,737	14,811	15,181	15,249
Total	$19,503	$19,630	$20,678	$20,796

Note 5 — Held-to-Maturity Securities

MAJOR SECURITY TYPES

Held-to-maturity (HTM) securities were as follows (dollars in millions):

	September 30, 2018
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$390	$42	$(3)	$429
State or local housing agency obligations	394	1	(2)	393
Total non-mortgage-backed securities	784	43	(5)	822
Mortgage-backed securities
U.S. obligations single-family[2]	10	—	—	10
U.S. obligations commercial[2]	1	—	—	1
GSE single-family	2,309	5	(27)	2,287
Private-label residential	11	—	—	11
Total mortgage-backed securities	2,331	5	(27)	2,309
Total	$3,115	$48	$(32)	$3,131

	December 31, 2017
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$393	$65	$—	$458
State or local housing agency obligations	454	2	(2)	454
Total non-mortgage-backed securities	847	67	(2)	912
Mortgage-backed securities
U.S. obligations single-family[2]	15	—	—	15
U.S. obligations commercial[2]	2	—	—	2
GSE single-family	2,752	7	(14)	2,745
Private-label residential	12	—	—	12
Total mortgage-backed securities	2,781	7	(14)	2,774
Total	$3,628	$74	$(16)	$3,686

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

UNREALIZED LOSSES

The following tables summarize HTM securities with unrealized losses by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	September 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$89	$(3)	$—	$—	$89	$(3)
State or local housing agency obligations	71	—	152	(2)	223	(2)
Total non-mortgage-backed securities	160	(3)	152	(2)	312	(5)
Mortgage-backed securities
U.S. obligations commercial[1]	—	—	1	—	1	—
GSE single-family	329	(1)	1,079	(26)	1,408	(27)
Private-label residential	—	—	6	—	6	—
Total mortgage-backed securities	329	(1)	1,086	(26)	1,415	(27)
Total	$489	$(4)	$1,238	$(28)	$1,727	$(32)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
State or local housing agency obligations	$2	$—	$168	$(2)	$170	$(2)
Total non-mortgage-backed securities	2	—	168	(2)	170	(2)
Mortgage-backed securities
U.S. obligations single-family[1]	7	—	1	—	8	—
U.S. obligations commercial[1]	1	—	1	—	2	—
GSE single-family	42	—	1,427	(14)	1,469	(14)
Private-label residential	—	—	8	—	8	—
Total mortgage-backed securities	50	—	1,437	(14)	1,487	(14)
Total	$52	$—	$1,605	$(16)	$1,657	$(16)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	September 30, 2018		December 31, 2017
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$9	$9	$20	$20
Due after one year through five years	65	65	72	72
Due after five years through ten years	332	350	344	376
Due after ten years	378	398	411	444
Total non-mortgage-backed securities	784	822	847	912
Mortgage-backed securities	2,331	2,309	2,781	2,774
Total	$3,115	$3,131	$3,628	$3,686

Note 6 — Other-Than-Temporary Impairment

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for other-than-temporary impairment (OTTI) on a quarterly basis. As part of its evaluation of securities for OTTI, the Bank considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank will recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, the Bank performs analyses to determine if any of these securities are other-than-temporarily impaired. The analysis of the Bank’s AFS and HTM investment securities in an unrealized loss position at September 30, 2018 is discussed below:

•
U.S. obligations and GSE and Tennessee Valley Authority obligations. The unrealized losses were due primarily to changes in interest rates and not to a significant deterioration in the fundamental credit quality of the obligations. The strength of the issuers’ guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. The Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at September 30, 2018.

•
State or local housing agency obligations. The unrealized losses were due to changes in interest rates and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligations. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at September 30, 2018.

•
Private-label residential mortgage-backed securities. On a quarterly basis, the Bank engages other designated FHLBanks to perform cash flow analyses on its private-label mortgage-backed securities (private-label MBS). As of September 30, 2018, the Bank compared the present value of cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At September 30, 2018, the Bank’s cash flow analyses for private-label MBS did not project any credit losses. The Bank does not intend to sell its private-label MBS nor is it more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at September 30, 2018.

Note 7 — Advances

CONTRACTUAL MATURITY

The following table summarizes the Bank’s advances outstanding by contractual maturity (dollars in millions):

	September 30, 2018		December 31, 2017
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$1	3.39%	$1	3.63%
Due in one year or less	49,149	2.31	45,310	1.62
Due after one year through two years	16,892	2.33	17,094	1.79
Due after two years through three years	17,880	2.44	14,222	1.64
Due after three years through four years	6,836	2.55	17,561	1.79
Due after four years through five years	6,261	2.53	3,089	1.91
Thereafter	4,013	2.84	5,401	2.28
Total par value	101,032	2.39%	102,678	1.73%
Premiums	41		53
Discounts	(9)		(12)
Fair value hedging adjustments	(277)		(106)
Total	$100,787		$102,613

The following table summarizes all advances by year of contractual maturity or next call date for callable advances, and by year of contractual maturity or next put date for putable advances (dollars in millions):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Put Date
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Overdrawn demand deposit accounts	$1	$1	$1	$1
Due in one year or less	75,334	69,971	49,208	45,372
Due after one year through two years	9,792	16,539	16,892	17,094
Due after two years through three years	6,554	3,809	17,849	14,222
Due after three years through four years	4,850	8,511	6,816	17,520
Due after four years through five years	1,819	1,276	6,269	3,073
Thereafter	2,682	2,571	3,997	5,396
Total par value	$101,032	$102,678	$101,032	$102,678

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At September 30, 2018 and December 31, 2017, the Bank had callable advances outstanding totaling $35.7 billion and $27.0 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on the predetermined exercise dates. Generally, these put options are exercised when interest rates increase relative to contractual rates. At September 30, 2018 and December 31, 2017, the Bank had putable advances outstanding totaling $70 million and $405 million.

PREPAYMENT FEES

The Bank generally charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. For certain advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of fair value hedging adjustments in advance income in the Statements of Income. During the three and nine months ended September 30, 2018, the Bank recorded prepayment fees on advances, net of $2 million and $8 million compared to less than $1 million and $1 million for the same periods in 2017.

CREDIT RISK EXPOSURE AND SECURITY TERMS

The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions, and insurance companies. At September 30, 2018 and December 31, 2017, the Bank had outstanding advances of $45.9 billion and $45.8 billion to one member that individually held 10 percent or more of the Bank’s advances, which represents 45 percent of total outstanding advances for both periods. For information related to the Bank’s credit risk exposure on advances, refer to “Note 9 — Allowance for Credit Losses.”

Note 8 — Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio includes conventional mortgage loans and government-guaranteed or -insured mortgage loans obtained through the Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago) and the Mortgage Purchase Program (MPP). The MPF program, which represents 96 percent of the Bank’s mortgage loans held for portfolio, involves investment by the Bank in single-family mortgage loans held for portfolio that are either purchased from participating financial institutions (PFIs) or funded by the Bank through PFIs. MPF loans may also be acquired through participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank’s MPF PFIs generally originate, service, and credit enhance mortgage loans that are sold to the Bank. MPF PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the MPF PFI to a designated mortgage service provider.

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

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	September 30, 2018	December 31, 2017
Fixed rate, long-term single-family mortgage loans	$6,552	$5,998
Fixed rate, medium-term[1] single-family mortgage loans	899	1,003
Total unpaid principal balance	7,451	7,001
Premiums	102	98
Discounts	(5)	(6)
Basis adjustments from mortgage loan commitments	2	5
Total mortgage loans held for portfolio	7,550	7,098
Allowance for credit losses	(1)	(2)
Total mortgage loans held for portfolio, net	$7,549	$7,096

1	Medium-term is defined as a term of 15 years or less.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	September 30, 2018	December 31, 2017
Conventional mortgage loans	$6,942	$6,472
Government-insured mortgage loans	509	529
Total unpaid principal balance	$7,451	$7,001

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At September 30, 2018 and December 31, 2017, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At September 30, 2018 and December 31, 2017, none of the Bank’s credit products were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings (TDRs) related to credit products during the nine months ended September 30, 2018 and 2017.

The Bank has never experienced a credit loss on its credit products. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on its credit products as of September 30, 2018 and December 31, 2017. Accordingly, the Bank has not recorded any allowance for credit losses for its credit products.

GOVERNMENT-INSURED MORTGAGE LOANS

The Bank invests in government-insured fixed rate mortgage loans in both the MPF and MPP portfolios that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote and has never experienced a credit loss on its government-insured mortgage loans. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at September 30, 2018 and December 31, 2017. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

The following table summarizes the allowance for credit losses and the recorded investment of the Bank’s conventional mortgage loan portfolio by impairment methodology (dollars in millions):

	September 30, 2018	December 31, 2017
Allowance for credit losses
Collectively evaluated for impairment	$1	$2

Recorded investment[1]
Collectively evaluated for impairment	$7,008	$6,530
Individually evaluated for impairment, without a related allowance	57	61
Total recorded investment	$7,065	$6,591

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

CREDIT QUALITY INDICATORS

Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank’s key credit quality indicators for mortgage loans (dollars in millions):

	September 30, 2018
	Conventional MPF/MPP	Government-Guaranteed or -Insured[6]	Total
Past due 30 - 59 days	$44	$16	$60
Past due 60 - 89 days	13	5	18
Past due 90 - 179 days	10	4	14
Past due 180 days or more	14	3	17
Total past due mortgage loans	81	28	109
Total current mortgage loans	6,984	494	7,478
Total recorded investment of mortgage loans[1]	$7,065	$522	$7,587

In process of foreclosure (included above)[2]	$8	$2	$10
Serious delinquency rate[3]	—%	1%	—%
Past due 90 days or more and still accruing interest[4]	$—	$7	$7
Non-accrual mortgage loans[5]	$37	$—	$37

	December 31, 2017
	Conventional MPF/MPP	Government- Guaranteed or -Insured[6]	Total
Past due 30 - 59 days	$58	$19	$77
Past due 60 - 89 days	16	6	22
Past due 90 - 179 days	15	5	20
Past due 180 days or more	21	6	27
Total past due mortgage loans	110	36	146
Total current mortgage loans	6,481	507	6,988
Total recorded investment of mortgage loans[1]	$6,591	$543	$7,134

In process of foreclosure (included above)[2]	$12	$2	$14
Serious delinquency rate[3]	1%	2%	1%
Past due 90 days or more and still accruing interest[4]	$—	$11	$11
Non-accrual mortgage loans[5]	$48	$—	$48

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

2
Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans depending on their payment status.

3	Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total recorded investment.

4	Represents government-insured mortgage loans that are 90 days or more past due.

5	Represents conventional mortgage loans that are 90 days or more past due or TDRs.

6	The Bank did not record any allowance for credit losses on government-guaranteed or -insured mortgage loans at September 30, 2018 and December 31, 2017.

INDIVIDUALLY EVALUATED IMPAIRED LOANS

As previously described, the Bank evaluates certain conventional mortgage loans for impairment individually. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

The Bank did not recognize any interest income on impaired loans during the three and nine months ended September 30, 2018 and 2017.

During both the three and nine months ended September 30, 2018, the average recorded investment of conventional impaired loans without an allowance was $58 million and $59 million as compared to $64 million and $68 million for the same periods in 2017.

TERM SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for its term securities purchased under agreements to resell at September 30, 2018 and December 31, 2017.

OFF-BALANCE SHEET CREDIT EXPOSURES

At September 30, 2018 and December 31, 2017, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank’s off-balance sheet credit exposures, see “Note 14 — Commitments and Contingencies.”

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	September 30, 2018			December 31, 2017[1]
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$45,834	$142	$90	$52,120	$77	$151
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	1,325	32	20	1,407	20	37
Forward settlement agreements (TBAs)	169	1	—	66	—	—
Mortgage delivery commitments	178	—	1	72	—	—
Total derivatives not designated as hedging instruments	1,672	33	21	1,545	20	37
Total derivatives before netting and collateral adjustments	$47,506	175	111	$53,665	97	188
Netting adjustments and cash collateral[2]		(105)	(107)		3	(182)
Total derivative assets and derivative liabilities		$70	$4		$100	$6

1
To conform with current presentation, $313 million in variation margin has been allocated to the individual derivative instruments as of December 31, 2017. Previously, this amount was included with netting adjustments and cash collateral.

2
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. At September 30, 2018 and December 31, 2017, cash collateral posted by the Bank (including accrued interest) was $101 million and $191 million. At September 30, 2018 and December 31, 2017, the Bank received cash collateral (including accrued interest) from clearing agents and/or counterparties of $99 million and $6 million.

The following table summarizes the components of “Net gains (losses) on derivatives and hedging activities” as presented in the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$—	$(1)	$7	$9
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	8	1	36	—
Forward settlement agreements (TBAs)	1	(1)	3	(2)
Mortgage delivery commitments	(1)	1	(2)	2
Net interest settlements	(1)	(3)	(4)	(10)
Total net gains (losses) related to derivatives not designated as hedging instruments	7	(2)	33	(10)
Other[1]	2	1	3	2
Net gains (losses) on derivatives and hedging activities	$9	$(2)	$43	$1

1	Consists of price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships, the net fair value hedge ineffectiveness, and the effect of those derivatives on the Bank’s net interest income (dollars in millions):

	For the Three Months Ended September 30, 2018
Hedged Item Type	Net Gains (Losses) on Derivatives	Net Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$52	$(51)	$1	$(3)
Advances[2]	25	(25)	—	18
Consolidated obligation bonds	15	(16)	(1)	(59)
Total	$92	$(92)	$—	$(44)

	For the Three Months Ended September 30, 2017
Hedged Item Type	Net Gains (Losses) on Derivatives	Net Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$9	$(13)	$(4)	$(21)
Advances[2]	17	(16)	1	(14)
Consolidated obligation bonds	1	1	2	(8)
Total	$27	$(28)	$(1)	$(43)

	For the Nine Months Ended September 30, 2018
Hedged Item Type	Net Gains (Losses) on Derivatives	Net Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$259	$(254)	$5	$(22)
Advances[2]	181	(179)	2	30
Consolidated obligation bonds	(139)	139	—	(153)
Total	$301	$(294)	$7	$(145)

	For the Nine Months Ended September 30, 2017
Hedged Item Type	Net Gains (Losses) on Derivatives	Net Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$5	$5	$10	$(74)
Advances[2]	25	(22)	3	(59)
Consolidated obligation bonds	23	(27)	(4)	18
Total	$53	$(44)	$9	$(115)

1
Represents the net interest settlements on derivatives in fair value hedge relationships and the amortization of the financing element of off-market derivatives, both of which are included in the interest income or interest expense line item of the respective hedged item type. During the three and nine months ended September 30, 2018, the amortization for off-market derivatives totaled less than $1 million and $1 million compared to $3 million and $12 million for the same periods in 2017.

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a nationally recognized statistical rating organization (NRSRO), the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at September 30, 2018 was $1 million, for which the Bank was not required to post collateral in the normal course of business. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would not have been required to deliver additional collateral to its uncleared derivative counterparties at September 30, 2018.

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

The Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agents, based on credit considerations at September 30, 2018.

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

The following table presents the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	September 30, 2018
Derivative Instruments Meeting Netting Requirements	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$169	$(168)	$1
Cleared derivatives	6	63	69
Total	$175	$(105)	$70
Derivative Liabilities
Uncleared derivatives	$99	$(95)	$4
Cleared derivatives	12	(12)	—
Total	$111	$(107)	$4

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At September 30, 2018 and December 31, 2017, the total par value of outstanding consolidated obligations of the FHLBanks was $1,019.1 billion and $1,034.2 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	September 30, 2018		December 31, 2017
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$42,257	2.08%	$36,740	1.20%
Discounts and concessions[1]	(156)		(58)
Total	$42,101		$36,682

1	Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	September 30, 2018		December 31, 2017
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$53,950	1.94%	$50,077	1.32%
Due after one year through two years	21,505	2.02	32,249	1.43
Due after two years through three years	6,741	2.05	3,177	2.84
Due after three years through four years	4,279	2.15	7,422	1.69
Due after four years through five years	2,193	2.36	1,507	2.42
Thereafter	4,783	3.47	4,752	3.10
Total par value	93,451	2.07%	99,184	1.54%
Premiums	158		193
Discounts and concessions[1]	(49)		(60)
Fair value hedging adjustments	(562)		(424)
Total	$92,998		$98,893

1	Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	September 30, 2018	December 31, 2017
Non-callable or non-putable	$89,128	$97,196
Callable	4,323	1,988
Total par value	$93,451	$99,184

Note 12 — Capital

CAPITAL STOCK

The Bank’s capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. The Bank generally issues a single class of capital stock (Class B stock) and has two subclasses of capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding in the Bank’s Statements of Condition. All capital stock issued is subject to a notice of redemption period of five years.

The capital stock requirements established in the Bank’s Capital Plan are designed so that the Bank can remain adequately capitalized as member activity changes. The Bank’s Board of Directors may make adjustments to the capital stock requirements within ranges established in the Capital Plan.

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days’ written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At September 30, 2018 and December 31, 2017, the Bank’s excess capital stock outstanding was less than $1 million.

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

At September 30, 2018 and December 31, 2017, the Bank’s mandatorily redeemable capital stock totaled $277 million and $385 million. During the three and nine months ended September 30, 2018, interest expense on mandatorily redeemable capital stock was $6 million and $15 million. Interest expense on mandatorily redeemable capital stock was $4 million and $13 million for the three and nine months ended September 30, 2017.

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

The following tables summarize changes in mandatorily redeemable capital stock (dollars in millions):

	For the Three Months Ended September 30,
	2018	2017
Balance, beginning of period	$373	$480
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	10	12
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(106)	(70)
Balance, end of period	$277	$422

	For the Nine Months Ended September 30,
	2018	2017
Balance, beginning of period	$385	$664
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	49	40
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(157)	(282)
Balance, end of period	$277	$422

The following table summarizes the Bank’s mandatorily redeemable capital stock by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	September 30, 2018	December 31, 2017
Due in one year or less	$—	$4
Due after one year through two years	2	2
Due after two years through three years	1	—
Due after three years through four years	10	1
Due after four years through five years	25	22
Thereafter[2]	224	341
Past contractual redemption date due to outstanding activity with the Bank	15	15
Total	$277	$385

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

RESTRICTED RETAINED EARNINGS

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. It requires the Bank to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At September 30, 2018 and December 31, 2017, the Bank’s restricted retained earnings account totaled $407 million and $335 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes changes in AOCI (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 4)	Pension and postretirement benefits	Total AOCI
Balance, June 30, 2017	$91	$(2)	$89
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	12	—	12
Reclassifications from AOCI to net income
Amortization - pension and postretirement	—	(1)	(1)
Net current period other comprehensive income (loss)	12	(1)	11
Balance, September 30, 2017	$103	$(3)	$100

Balance, June 30, 2018	$146	$(4)	$142
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(19)	—	(19)
Net current period other comprehensive income (loss)	(19)	—	(19)
Balance, September 30, 2018	$127	$(4)	$123

Balance, December 31, 2016	$(14)	$(4)	$(18)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	117	—	117
Reclassifications from AOCI to net income
Amortization - pension and postretirement	—	1	1
Net current period other comprehensive income (loss)	117	1	118
Balance, September 30, 2017	$103	$(3)	$100

Balance, December 31, 2017	$118	$(4)	$114
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	9	—	9
Net current period other comprehensive income (loss)	9	—	9
Balance, September 30, 2018	$127	$(4)	$123

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at September 30, 2018 and December 31, 2017.

If the Bank’s capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations.

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	September 30, 2018		December 31, 2017
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$1,239	$7,459	$1,041	$7,292
Regulatory capital	$5,764	$7,459	$5,804	$7,292
Leverage capital	$7,205	$11,188	$7,255	$10,937
Capital-to-assets ratio	4.00%	5.18%	4.00%	5.03%
Leverage ratio	5.00%	7.76%	5.00%	7.54%

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the nine months ended September 30, 2018 and 2017.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments at September 30, 2018 (dollars in millions). The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, certain advances, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio on a non-recurring basis. The Bank records all other financial assets and liabilities at amortized cost. The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$155	$155	$—	$—	$—	$155
Interest-bearing deposits	1	—	1	—	—	1
Securities purchased under agreements to resell	5,100	—	5,100	—	—	5,100
Federal funds sold	6,390	—	6,390	—	—	6,390
Trading securities	903	—	903	—	—	903
Available-for-sale securities	19,630	—	19,630	—	—	19,630
Held-to-maturity securities	3,115	—	3,120	11	—	3,131
Advances	100,787	—	100,814	—	—	100,814
Mortgage loans held for portfolio, net	7,549	—	7,371	60	—	7,431
Accrued interest receivable	286	—	286	—	—	286
Derivative assets, net	70	—	175	—	(105)	70
Other assets	30	30	—	—	—	30
Liabilities
Deposits	(835)	—	(835)	—	—	(835)
Consolidated obligations
Discount notes	(42,101)	—	(42,091)	—	—	(42,091)
Bonds	(92,998)	—	(92,952)	—	—	(92,952)
Total consolidated obligations	(135,099)	—	(135,043)	—	—	(135,043)
Mandatorily redeemable capital stock	(277)	(277)	—	—	—	(277)
Accrued interest payable	(243)	—	(243)	—	—	(243)
Derivative liabilities, net	(4)	—	(111)	—	107	(4)

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

As of September 30, 2018 and December 31, 2017, multiple prices were received for the majority of the Bank’s trading and AFS investment securities. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value in the Statements of Condition at September 30, 2018 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S. obligations	$—	$157	$—	$—	$157
GSE and Tennessee Valley Authority obligations	—	56	—	—	56
Other non-MBS	—	262	—	—	262
GSE multifamily MBS	—	428	—	—	428
Total trading securities	—	903	—	—	903
Available-for-sale securities
U.S. obligations	—	2,683	—	—	2,683
GSE and Tennessee Valley Authority obligations	—	1,023	—	—	1,023
State or local housing agency obligations	—	844	—	—	844
Other non-MBS	—	269	—	—	269
U.S. obligations single-family MBS	—	4,319	—	—	4,319
GSE single-family MBS	—	834	—	—	834
GSE multifamily MBS	—	9,658	—	—	9,658
Total available-for-sale securities	—	19,630	—	—	19,630
Advances[2]	—	15	—	—	15
Derivative assets, net
Interest-rate related	—	175	—	(105)	70
Other assets	30	—	—	—	30
Total recurring assets at fair value	$30	$20,723	$—	$(105)	$20,648
Liabilities
Derivative liabilities, net
Interest-rate related	—	(111)	—	107	(4)
Total recurring liabilities at fair value	$—	$(111)	$—	$107	$(4)

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

FAIR VALUE ON A NON-RECURRING BASIS

The Bank measures certain impaired mortgage loans held for portfolio at level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. At September 30, 2018 and December 31, 2017, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $2 million and $7 million. These fair values were as of the date the fair value adjustment was recorded during the nine months ended September 30, 2018 and year-ended December 31, 2017.

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

For the three and nine months ended September 30, 2018 and 2017, net gains on financial instruments held at fair value were less than $1 million. At September 30, 2018 and December 31, 2017, the Bank determined no credit risk adjustments for nonperformance were necessary to the instruments recorded under the fair value option.

At December 31, 2017, advances recorded under the fair value option were less than $1 million. The following table summarizes the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option was elected at September 30, 2018 (dollars in million):

	September 30, 2018
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Advances[1]	$15	$15	$—

1    At September 30, 2018 none of the advances were 90 days or more past due or had been placed on non-accrual status.

Note 14 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At September 30, 2018 and December 31, 2017, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $883.4 billion and $898.3 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	September 30, 2018			December 31, 2017
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1]	$8,485	$166	$8,651	$8,594
Standby bond purchase agreements	236	446	682	755
Commitments to purchase mortgage loans	178	—	178	72
Commitments to issue bonds	93	—	93	—
Commitments to issue discount notes	100	—	100	—
Commitments to fund advances	1,000	46	1,046	1,138

1	Excludes commitments to issue standby letters of credit of $1 million and $7 million at September 30, 2018 and December 31, 2017.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 13 years, currently no later than 2025. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $2 million and $3 million at September 30, 2018 and December 31, 2017.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At September 30, 2018, the Bank had standby bond purchase agreements with seven housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2024. During both the nine months ended September 30, 2018 and 2017, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at September 30, 2018 and December 31, 2017 is reported in “Note 10 — Derivatives and Hedging Activities” as mortgage delivery commitments.

Commitments to Issue Bonds. At September 30, 2018, the Bank had commitments to issue $93 million of consolidated obligation bonds. At December 31, 2017, the Bank had no commitments to issue consolidated obligation bonds.

Commitments to Issue Discount Notes. At September 30, 2018, the Bank had commitments to issue $100 million of consolidated obligation discount notes. At December 31, 2017, the Bank had no commitments to issue consolidated obligation discount notes.

Commitments to Fund Advances. The Bank enters into commitments that legally bind it to fund additional advances up to 24 months in the future. At September 30, 2018 and December 31, 2017, the Bank had commitments to fund advances of $1.0 billion and $1.1 billion.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a memorandum account called the FLA. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $111 million and $104 million at September 30, 2018 and December 31, 2017.
Legal Proceedings. As a result of the merger with the Federal Home Loan Bank of Seattle (Merger), the Bank has been involved in a number of legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairment of certain private-label MBS. Of the 11 cases initially filed, one has been dismissed, two have been settled in part and dismissed in part, and eight have been settled. The Bank appealed the one complete dismissal and two partial dismissals covering the claims related to five certificates across three different cases. The appellate court affirmed the dismissal of the claims related to four certificates in December 2017 and affirmed the dismissal of the remaining certificate in May 2018. In January 2018, the Bank filed petitions for discretionary review of the appellate court’s rulings in December related to four of the certificates with the Washington Supreme Court. On May 3, 2018, the Court granted those petitions. The aggregate consideration paid for these four certificates is $567 million. Oral arguments were heard on October 9, 2018 and the Bank is currently awaiting the Court’s decision. In June 2018, the Bank filed a petition for discretionary review of the appellate court’s ruling in May on the fifth certificate. The aggregate consideration paid for that one certificate is $200 million. The Washington Supreme Court has not yet acted on that petition. Other than the private-label MBS litigation, the Bank does not believe any legal proceedings to which it is a party could have a material impact on its financial condition, results of operations, or cash flows.
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

The Bank records legal expenses related to litigation settlements as incurred in other expenses in the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement.  During the three months ended September 30, 2018 and 2017, and during the nine months ended September 30, 2018, the Bank did not recognize net gains on private-label MBS litigation settlements. During the nine months ended September 30, 2017, the Bank recognized $21 million in net gains on litigation settlements through other income (loss), due to the settlement of one of the Bank’s private-label MBS claims.

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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	September 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Advances	$4,132	4	$6,036	6
Mortgage loans	95	1	68	1
Deposits	9	1	39	4
Capital stock	216	4	297	5

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At September 30, 2018, the Bank had the following business concentrations with stockholders (dollars in millions):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans[4]	Income[2]
Wells Fargo Bank, N.A.	$1,845	34	$45,850	$26	$839
Superior Guaranty Insurance Company[3]	18	—	—	439	—
Total	$1,863	34	$45,850	$465	$839

1
Pursuant to applicable Finance Agency regulations, the Bank’s voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank’s capital stock.

2
Represents interest income earned on advances during the nine months ended September 30, 2018. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

3	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

4
PFI rights and obligations associated with MPP mortgage loans of $27 million were transferred from Wells Fargo Trust Company, N.A. (formerly Wells Fargo Bank Northwest N.A.) to Wells Fargo Bank, N.A. during the nine months ended September 30, 2018.

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

Note 16 — Activities with Other FHLBanks

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the nine months ended September 30, 2018 and 2017 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2018
Boston	$—	$800	$(800)	$—
San Francisco	—	300	(300)	—
Dallas	—	500	(500)	—
	$—	$1,600	$(1,600)	$—
2017
San Francisco	$200	$—	$(200)	$—

During the nine months ended September 30, 2017, the Bank did not borrow funds from other FHLBanks. The following table summarizes borrowing activity from other FHLBanks during the nine months ended September 30, 2018 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2018
Atlanta	$200	$—	$(200)	$—
Boston	400	—	(400)	—
	$600	$—	$(600)	$—

At September 30, 2018 and 2017, none of the previous transactions were outstanding on the Bank’s Statements of Condition. The interest income and expense related to this activity were immaterial.

Advance Transfers. The Bank may purchase or sell advances from/to other FHLBanks. These transfers are accounted for in the same manner as an advances origination with a member bank. During the nine months ended September 30, 2017, a member of the Federal Home Loan Bank of Chicago (Chicago Bank) re-designated its charter, and concurrently transferred its Federal Home Loan Bank membership from the Chicago Bank to the Des Moines Bank. In conjunction with this transfer and at request of the member, the Bank purchased $37 million of par value advances outstanding to this member from the Chicago Bank and recognized related premiums of $1 million. There were no advance transfers during the nine months ended September 30, 2018.

Note 17 — Subsequent Events

Subsequent events have been evaluated from October 1, 2018, through the time of the Form 10-Q filing with the Securities and Exchange Commission. No material subsequent events requiring disclosure were identified.

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

Financial Results
For the three and nine months ended September 30, 2018, we reported net income of $113 million and $360 million compared to $132 million and $402 million for the same periods in 2017. The decline in our net income for the three and nine months ended September 30, 2018, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was driven by lower net interest income. In addition, net income during the nine months ended September 30, 2017 was impacted by net gains on litigation settlements of $21 million as a result of settlements with certain defendants in our private-label mortgage-backed securities (private-label MBS) litigation.

Net interest income totaled $156 million and $480 million for the three and nine months ended September 30, 2018 compared to $174 million and $497 million for the same periods last year. Our net interest margin was 0.42 percent and 0.43 percent during the three and nine months ended September 30, 2018 compared to 0.40 percent and 0.38 percent for the same periods in 2017. The decline in net interest income was primarily due to lower average advance volumes offset in part by higher net interest margin. The increase in net interest margin was attributable to the higher interest rate environment offset in part by lower asset and liability spreads due to increased costs on our interest-bearing liabilities.

We recorded net gains of $7 million and $23 million in other income (loss) for the three and nine months ended September 30, 2018 compared to net gains of $4 million and $45 million for the same periods last year. During the nine months ended September 30, 2017, other income (loss) was primarily impacted by net gains on litigation settlements of $21 million as a result of settlements with certain defendants in our private-label MBS litigation. We did not record any net gains on private-label MBS litigation settlements during the three or nine months ended September 30, 2018 or the three months ended September 30, 2017. Other factors impacting other income (loss) included net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities, as described below.

During the three and nine months ended September 30, 2018, we recorded net gains of $9 million and $43 million on our derivatives and hedging activities through other income (loss) compared to net losses of $2 million and net gains of $1 million during the same periods last year. The fair value changes were primarily driven by changes in interest rates. These changes impacted our fair value hedge relationships and fair value changes on interest rate swaps used to economically hedge our investment securities portfolio.

During the three and nine months ended September 30, 2018, we recorded net losses on trading securities of $9 million and $33 million compared to net gains of $1 million and $10 million for the same periods in 2017. These changes in fair value were primarily due to the impact of changes in interest rates and credit spreads on our fixed rate trading securities.

Other expense totaled $36 million and $101 million for the three and nine months ended September 30, 2018 compared to $30 million and $93 million for the same periods in 2017. Other expense was driven primarily by compensation and benefits for the three and nine months ended September 30, 2018.

Our total assets decreased to $144.1 billion at September 30, 2018, from $145.1 billion at December 31, 2017, driven by a decrease in advances. Advances at September 30, 2018 decreased by $1.8 billion from advances at December 31, 2017 due primarily to a decrease in borrowings by a captive insurance company member and a large depository institution member, partially offset by an increase in borrowings from other financial institution types.

Our total liabilities decreased to $136.8 billion at September 30, 2018, from $138.1 billion at December 31, 2017, driven in part by a decrease in the amount of consolidated obligations needed to fund our assets.

Total capital increased to $7.3 billion at September 30, 2018 from $7.0 billion at December 31, 2017, primarily due to an increase in retained earnings due to net income, partially offset by dividends paid. In addition, capital stock increased resulting from an increase in activity-based stock due to member activity. Our regulatory capital ratio increased to 5.18 percent at September 30, 2018, from 5.03 percent at December 31, 2017 and was above the required regulatory limit at each period end. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings.

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

As indicated in the tables that follow, our adjusted net interest income and adjusted net income decreased during the three and nine months ended September 30, 2018 when compared to the same periods in 2017. The decline was driven by lower adjusted net interest income due primarily to lower average advance volumes offset in part by higher net interest margin as previously noted.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
GAAP net interest income	$156	$174	$480	$497
Exclude:
Prepayment fees on advances, net[1]	1	—	7	1
Prepayment fees on investments, net[2]	1	—	9	—
Mandatorily redeemable capital stock interest expense	(6)	(4)	(15)	(13)
Total adjustments	(4)	(4)	1	(12)
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(1)	(3)	(4)	(10)
Adjusted net interest income	$159	$175	$475	$499
Adjusted net interest margin	0.42%	0.41%	0.43%	0.38%

1	Prepayment fees on advances, net includes basis adjustment amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
GAAP net income before assessments	$127	$147	$402	$448
Exclude:
Prepayment fees on advances, net[1]	1	—	7	1
Prepayment fees on investments, net[2]	1	—	9	—
Mandatorily redeemable capital stock interest expense	(6)	(4)	(15)	(13)
Net gains (losses) on trading securities	(9)	1	(33)	10
Net gains (losses) on derivatives and hedging activities	9	(2)	43	1
Gains on litigation settlements, net	—	—	—	21
Include:
Net interest expense on economic hedges	(1)	(3)	(4)	(10)
Adjusted net income before assessments	130	149	387	418
Adjusted AHP assessments[3]	14	15	39	42
Adjusted net income	$116	$134	$348	$376

1	Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

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

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Economic and market data received since the Federal Open Market Committee (FOMC or Committee) meeting in August of 2018 indicates that the labor market has continued to strengthen and that economic activity has been rising at a strong rate. Job gains have been strong, on average, in recent months, and the unemployment rate has stayed low. Household spending and business fixed investment have grown strongly. On a 12-month basis, overall inflation and measures excluding food and energy prices remain near the FOMC’s target of two percent. Indicators of longer-term inflation expectations are little changed since the last FOMC meeting.

In its September 26, 2018 statement, the FOMC stated it continues to seek to foster maximum employment and price stability. The Committee expects that further gradual increases in the target range for the Federal funds rate will be consistent with the sustained expansion of economic activity, strong labor market conditions, and inflation near the Committee’s symmetric two percent objective over the medium term. The Committee stated that near-term risks to the economic outlook appear roughly balanced.

Mortgage Markets

The housing market showed some leveling off in sales and prices during the third quarter of 2018, as limited wage increases have started to impact demand. Inventories remain limited, and demand remains relatively strong.

Mortgage rates increased slightly during the third quarter, and were higher than rates observed in the prior year. The increase in rates has resulted in the housing market becoming increasingly driven by purchase activity versus refinance activity. The increase in mortgage rates has had a limited impact on demand for home purchases during the third quarter as inventories remain limited. However, as prices increase and rates rise further, along with the seasonality of sales, the pace of purchases may slow.

Interest Rates

The following table shows information on key market interest rates1:

	Third Quarter 2018 3-Month Average	Third Quarter 2017 3-Month Average	Third Quarter 2018 9-Month Average	Third Quarter 2017 9-Month Average	September 30, 2018 Ending Rate	December 31, 2017 Ending Rate
Federal funds	1.92%	1.16%	1.70%	0.94%	2.18%	1.33%
Three-month LIBOR	2.34	1.32	2.21	1.20	2.40	1.69
2-year U.S. Treasury	2.66	1.36	2.43	1.29	2.82	1.89
10-year U.S. Treasury	2.92	2.24	2.87	2.31	3.06	2.41
30-year residential mortgage note	4.56	3.89	4.46	4.02	4.72	3.99

1	Source is Bloomberg.

In its September 2018 meeting, the FOMC decided to raise the Federal Reserve’s key target interest rate, the Federal funds rate, to a range of 2.00 to 2.25 percent compared to a range of 1.00 to 1.25 percent for the same period in 2017. In determining the timing and size of future adjustments to the target range for the Federal funds rate, the FOMC stated that it will assess realized and expected economic conditions relative to its maximum employment and a two percent inflation rate. The assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments.

The 10-year U.S. Treasury yields and mortgage rates were higher on average in the third quarter of 2018 when compared to the same period in prior year. Interest rates increased as the FOMC raised their target rate during 2018, and economic data remained strong.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Third Quarter 2018 3-Month Average	Third Quarter 2017 3-Month Average	Third Quarter 2018 9-Month Average	Third Quarter 2017 9-Month Average	September 30, 2018 Ending Spread	December 31, 2017 Ending Spread
3-month	(25.5)	(24.6)	(34.5)	(30.6)	(18.6)	(28.9)
2-year	(12.2)	(15.5)	(14.7)	(16.9)	(11.1)	(10.9)
5-year	(1.5)	0.6	(1.5)	2.2	(0.2)	4.1
10-year	29.5	39.1	29.5	46.1	30.5	37.9

1	Source is the Office of Finance.

As a result of our credit quality and GSE status, we generally have ready access to funding at relatively competitive interest rates. During the third quarter of 2018, our funding spreads were mixed relative to LIBOR. Short-term spreads deteriorated when compared to spreads at December 31, 2017 as LIBOR has increased more slowly than our funding spreads year-to-date, while long-term spreads improved when compared to December 31, 2017 as longer-term swap spreads have widened year-to-date. During the first nine months of 2018, we utilized fixed term and floating rate, callable, and step-up consolidated obligation bonds in addition to consolidated obligation discount notes to capture attractive funding, match the repricing structures on floating rate assets, and meet liquidity requirements.

SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Cash and due from banks	$155	$201	$194	$503	$218
Investments[1]	35,139	33,019	33,370	34,452	39,341
Advances	100,787	109,963	108,253	102,613	117,514
Mortgage loans held for portfolio, net[2]	7,549	7,310	7,112	7,096	7,031
Total assets	144,095	150,981	149,347	145,099	164,545
Consolidated obligations
Discount notes	42,101	43,122	33,930	36,682	52,976
Bonds	92,998	98,468	106,204	98,893	102,294
Total consolidated obligations[3]	135,099	141,590	140,134	135,575	155,270
Mandatorily redeemable capital stock	277	373	356	385	422
Total liabilities	136,790	143,442	141,912	138,078	157,047
Capital stock — Class B putable	5,163	5,420	5,372	5,068	5,624
Retained earnings	2,019	1,977	1,904	1,839	1,774
Accumulated other comprehensive income (loss)	123	142	159	114	100
Total capital	7,305	7,539	7,435	7,021	7,498
Regulatory capital ratio[4]	5.18	5.15	5.11	5.03	4.75

	For the Three Months Ended
Statements of Income	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Net interest income	$156	$167	$157	$153	$174
Provision (reversal) for credit losses on mortgage loans	—	—	—	(1)	1
Other income (loss)[5]	7	8	8	7	4
Other expense[6]	36	32	33	31	30
AHP assessments	14	14	14	14	15
Net income	113	129	118	116	132
Selected Financial Ratios[7]
Net interest spread[8]	0.31%	0.34%	0.35%	0.33%	0.35%
Net interest margin[9]	0.42	0.44	0.42	0.40	0.40
Return on average equity	6.16	6.83	6.56	6.43	6.96
Return on average capital stock	8.69	9.46	9.05	8.77	9.19
Return on average assets	0.31	0.34	0.32	0.30	0.31
Average equity to average assets	4.98	4.98	4.85	4.69	4.42
Dividend payout ratio[10]	62.85	43.25	44.86	43.80	32.26

1
Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2	Includes an allowance for credit losses of $1 million at September 30, 2018 and June 30, 2018 and $2 million at March 31, 2018, December 31, 2017, and September 30, 2017.

3
The total par value of outstanding consolidated obligations of the 11 FHLBanks was $1,019.1 billion, $1,059.9 billion, $1,019.2 billion, $1,034.2 billion, and $1,028.7 billion at September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017, and September 30, 2017, respectively.

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

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the three and nine months ended September 30, 2018 and 2017 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net interest income	$156	$174	$(18)	(10)%	$480	$497	$(17)	(3)%
Provision (reversal) for credit losses on mortgage loans	—	1	(1)	(100)	—	1	(1)	(100)
Other income (loss)	7	4	3	75	23	45	(22)	(49)
Other expense	36	30	6	20	101	93	8	9
AHP assessments	14	15	(1)	(7)	42	46	(4)	(9)
Net income	$113	$132	$(19)	(14)%	$360	$402	$(42)	(10)%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Three Months Ended September 30,
	2018			2017
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$117	0.97%	$—	$269	0.93%	$—
Securities purchased under agreements to resell	4,153	1.96	21	5,028	1.07	14
Federal funds sold	7,069	1.95	34	8,845	1.17	26
Mortgage-backed securities[2,3]	17,400	2.62	115	19,731	1.79	89
Other investments[2,3,4]	6,167	2.99	46	8,268	1.98	41
Advances[3]	103,599	2.42	633	120,223	1.49	451
Mortgage loans[5]	7,431	3.39	64	6,995	3.33	59
Total interest-earning assets	145,936	2.48	913	169,359	1.59	680
Non-interest-earning assets	1,198	—	—	1,165	—	—
Total assets	$147,134	2.46%	$913	$170,524	1.58%	$680
Interest-bearing liabilities
Deposits	$942	1.59%	$4	$878	0.72%	$1
Consolidated obligations
Discount notes	41,855	2.01	212	62,267	1.04	163
Bonds[3]	95,413	2.23	535	98,255	1.37	338
Other interest-bearing liabilities[6]	355	6.62	6	450	3.38	4
Total interest-bearing liabilities	138,565	2.17	757	161,850	1.24	506
Non-interest-bearing liabilities	1,248	—	—	1,143	—	—
Total liabilities	139,813	2.15	757	162,993	1.23	506
Capital	7,321	—	—	7,531	—	—
Total liabilities and capital	$147,134	2.04%	$757	$170,524	1.18%	$506
Net interest income and spread[7]		0.31%	$156		0.35%	$174
Net interest margin[8]		0.42%			0.40%
Average interest-earning assets to interest-bearing liabilities		105.32%			104.64%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4
Other investments primarily include U.S. obligations, government-sponsored enterprise (GSE) obligations and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and Private Export Funding Corporation (PEFCO) bonds.

5	Non-accrual loans are included in the average balance used to determine the average yield.

6	Other interest-bearing liabilities consists primarily of mandatorily redeemable capital stock.

7	Represents yield on total interest-earning assets minus yield on total interest-bearing liabilities.

8	Represents net interest income expressed as a percentage of average interest-earning assets.

The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Nine Months Ended September 30,
	2018			2017
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$133	0.95%	$1	$258	0.74%	$1
Securities purchased under agreements to resell	3,807	1.72	49	4,864	0.82	30
Federal funds sold	6,171	1.73	79	7,295	0.97	53
Mortgage-backed securities[2,3]	17,481	2.43	317	20,300	1.60	243
Other investments[2,3,4]	6,447	2.79	135	8,846	1.79	118
Advances[3]	107,349	2.19	1,761	123,094	1.27	1,165
Mortgage loans[5]	7,245	3.41	185	6,930	3.40	176
Loans to other FHLBanks	6	1.60	—	1	0.55	—
Total interest-earning assets	148,639	2.27	2,527	171,588	1.39	1,786
Non-interest-earning assets	1,197	—	—	1,117	—	—
Total assets	$149,836	2.26%	$2,527	$172,705	1.38%	$1,786
Interest-bearing liabilities
Deposits	$940	1.34%	$9	$914	0.49%	$3
Consolidated obligations
Discount notes	38,585	1.75	506	68,151	0.78	396
Bonds[3]	101,385	2.00	1,517	94,504	1.24	877
Other interest-bearing liabilities[6]	366	5.42	15	494	3.39	13
Total interest-bearing liabilities	141,276	1.94	2,047	164,063	1.05	1,289
Non-interest-bearing liabilities	1,168	—	—	1,171	—	—
Total liabilities	142,444	1.92	2,047	165,234	1.04	1,289
Capital	7,392	—	—	7,471	—	—
Total liabilities and capital	$149,836	1.83%	$2,047	$172,705	1.00%	$1,289
Net interest income and spread[7]		0.33%	$480		0.34%	$497
Net interest margin[8]		0.43%			0.38%
Average interest-earning assets to interest-bearing liabilities		105.21%			104.59%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4	Other investments primarily include U.S. obligations, GSE obligations and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and PEFCO bonds.

5	Non-accrual loans are included in the average balance used to determine the average yield.

6	Other interest-bearing liabilities consists primarily of mandatorily redeemable capital stock.

7	Represents yield on total interest-earning assets minus yield on total interest-bearing liabilities.

8	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Three Months Ended			Nine Months Ended
	September 30, 2018 vs. September 30, 2017			September 30, 2018 vs. September 30, 2017
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$—	$—	$—	$(1)	$1	$—
Securities purchased under agreements to resell	(3)	10	7	(8)	27	19
Federal funds sold	(6)	14	8	(9)	35	26
Mortgage-backed securities	(11)	37	26	(37)	111	74
Other investments	(13)	18	5	(37)	54	17
Advances	(69)	251	182	(165)	761	596
Mortgage loans	4	1	5	8	1	9
Total interest income	(98)	331	233	(249)	990	741
Interest expense
Deposits	—	3	3	—	6	6
Consolidated obligations
Discount notes	(66)	115	49	(227)	337	110
Bonds	(10)	207	197	68	572	640
Other interest-bearing liabilities	(1)	3	2	(4)	6	2
Total interest expense	(77)	328	251	(163)	921	758
Net interest income	$(21)	$3	$(18)	$(86)	$69	$(17)

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. For the three and nine months ended September 30, 2018, our net interest spread was 0.31 percent and 0.33 percent compared to 0.35 percent and 0.34 percent during the same periods in 2017. Our net interest spread during the three and nine months ended September 30, 2018 was primarily impacted by a higher cost on total interest-bearing liabilities, partially offset by a higher yield on total interest-earning assets. The primary components of our interest income and interest expense are discussed below.
Advances

Interest income on advances increased during the three and nine months ended September 30, 2018 when compared to the same periods in 2017 due to the higher interest rate environment, partially offset by lower average advance balances.

Investments

Interest income on investments increased during the three and nine months ended September 30, 2018 when compared to the same periods in 2017 due primarily to the higher interest rate environment, partially offset by lower average investment balances.

Mortgage Loans

Interest income on mortgage loans increased during the three and nine months ended September 30, 2018 when compared to the same periods in 2017 due primarily to higher average mortgage loan balances.

Bonds

Interest expense on bonds increased during the three and nine months ended September 30, 2018 when compared to the same periods in 2017 due primarily to the higher interest rate environment.

Discount Notes

Interest expense on discount notes increased during the three and nine months ended September 30, 2018 when compared to the same periods in 2017 primarily due to the higher interest rate environment, partially offset by a decrease in average discount note balances. While period end discount note balances increased from December 31, 2017, average discount note balances decreased, as our funding strategy during the nine months ended September 30, 2017 utilized discount notes to a greater extent to fund our assets. At the end of 2017, we reduced our reliance on discount notes and issued more short term bonds to manage the difference between our asset and liability maturities and better match the change in our advance product mix.

For additional information on how we manage the difference between our asset and liability maturities, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Other Income (Loss)

The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net gains (losses) on trading securities	$(9)	$1	$(33)	$10
Net gains (losses) on derivatives and hedging activities	9	(2)	43	1
Gains on litigation settlements, net	—	—	—	21
Other, net	7	5	13	13
Total other income (loss)	$7	$4	$23	$45

Other income (loss) can be volatile from period to period depending on the type of activity recorded. We recorded net gains of $7 million and $23 million during the three and nine months ended September 30, 2018 compared to net gains of $4 million and $45 million during the same periods in 2017. Other income (loss) was impacted by net gains on litigation settlements of $21 million during the nine months ended September 30, 2017 as a result of settlements with certain defendants in our private-label MBS litigation. We did not record any litigation settlements during the three or nine months ended September 30, 2018 or the three months ended September 30, 2017. Other factors impacting other income (loss) included net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities as described below.

During the three and nine months ended September 30, 2018, we recorded net gains of $9 million and $43 million on our derivatives and hedging activities through other income (loss) compared to net losses of $2 million and net gains of $1 million during the same periods in 2017. The fair value changes were primarily driven by changes in interest rates. These changes impacted our fair value hedge relationships and fair value changes on interest rate swaps used to economically hedge our investment securities portfolio. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

During the three and nine months ended September 30, 2018, we recorded net losses on trading securities of $9 million and $33 million compared to net gains of $1 million and $10 million during the same periods in 2017. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities. Trading securities are recorded at fair value with changes in fair value reflected through other income (loss).

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended September 30, 2018
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$2	$4	$—	$(2)	$—	$4
Net interest settlements	16	(4)	—	(57)	—	(45)
Total impact to net interest income	18	—	—	(59)	—	(41)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Net gains (losses) on fair value hedges	—	1	—	(1)	—	—
Net gains (losses) on economic hedges	—	7	—	—	—	7
Price alignment amount on derivatives[2]	—	—	—	—	2	2
Total net gains (losses) on derivatives and hedging activities	—	8	—	(1)	2	9
Net gains (losses) on trading securities[3]	—	(9)	—	—	—	(9)
Total impact to other income (loss)	—	(1)	—	(1)	2	—
Total net effect of hedging activities[4]	$18	$(1)	$—	$(60)	$2	$(41)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off-market derivatives.

2	Includes the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

3
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

4	The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended September 30, 2017
Net Effect of Hedging Activities	Advances	Investments	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$3	$2	$(3)	$—	$2
Net interest settlements	(19)	(23)	(4)	—	(46)
Total impact to net interest income	(16)	(21)	(7)	—	(44)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Net gains (losses) on fair value hedges	1	(4)	2	—	(1)
Net gains (losses) on economic hedges	—	(2)	—	—	(2)
Price alignment amount on derivatives[2]	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	1	(6)	2	1	(2)
Net gains (losses) on trading securities[3]	—	2	—	—	2
Total impact to other income (loss)	1	(4)	2	1	—
Total net effect of hedging activities[4]	$(15)	$(25)	$(5)	$1	$(44)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off-market derivatives.

2	Includes the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

3
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

4	The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Nine Months Ended September 30, 2018
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$9	$10	$(1)	$(7)	$—	$11
Net interest settlements	28	(27)	—	(147)	—	(146)
Total impact to net interest income	37	(17)	(1)	(154)	—	(135)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	2	5	—	—	—	7
Gains (losses) on economic hedges	—	32	1	—	—	33
Price alignment amount on derivatives[2]	—	—	—	—	3	3
Total net gains (losses) on derivatives and hedging activities	2	37	1	—	3	43
Net gains (losses) on trading securities[3]	—	(33)	—	—	—	(33)
Total impact to other income (loss)	2	4	1	—	3	10
Total net effect of hedging activities[4]	$39	$(13)	$—	$(154)	$3	$(125)

	For the Nine Months Ended September 30, 2017
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$13	$5	$(1)	$(5)	$—	$12
Net interest settlements	(75)	(79)	—	27	—	(127)
Total impact to net interest income	(62)	(74)	(1)	22	—	(115)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	3	10	—	(4)	—	9
Gains (losses) on economic hedges	—	(10)	—	—	—	(10)
Price alignment amount on derivatives[2]	—	—	—	—	2	2
Total net gains (losses) on derivatives and hedging activities	3	—	—	(4)	2	1
Net gains (losses) on trading securities[3]	—	12	—	—	—	12
Total impact to other income (loss)	3	12	—	(4)	2	13
Total net effect of hedging activities[4]	$(59)	$(62)	$(1)	$18	$2	$(102)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off-market derivatives.

2	Includes the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

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

The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Gains (losses) on interest rate swaps economically hedging our investments	$8	$1	$36	$—
Interest settlements	(1)	(3)	(4)	(10)
Net gains (losses) on investment derivatives	7	(2)	32	(10)
Net gains (losses) on related trading securities	(9)	2	(33)	12
Net gains (losses) on economic investment hedge relationships	$(2)	$—	$(1)	$2

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Compensation and benefits	$15	$12	$46	$39
Contractual services	3	2	9	8
Professional fees	6	5	13	15
Other operating expenses	6	6	17	16
Total operating expenses	30	25	85	78
Federal Housing Finance Agency	2	3	7	8
Office of Finance	2	1	5	5
Other, net	2	1	4	2
Total other expense	$36	$30	$101	$93

Other expense increased for the three and nine months ended September 30, 2018 compared to the same periods last year. The increase in other expense was driven primarily by an increase in compensation and benefits.

STATEMENTS OF CONDITION

Financial Highlights

Our total assets decreased to $144.1 billion at September 30, 2018 from $145.1 billion at December 31, 2017. Our total liabilities decreased to $136.8 billion at September 30, 2018 from $138.1 billion at December 31, 2017. Total capital increased to $7.3 billion at September 30, 2018 from $7.0 billion at December 31, 2017. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash and Due from Banks

At September 30, 2018, our total cash balance was $155 million compared to $503 million at December 31, 2017. Our cash balance is influenced by our liquidity needs, member advance activity, market conditions, and the availability of attractive investment opportunities.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	September 30, 2018	December 31, 2017
Commercial banks	$69,684	$68,299
Savings institutions	1,423	2,323
Credit unions	5,145	4,043
Non-captive insurance companies	19,091	19,831
Captive insurance companies	4,765	7,634
Community development financial institutions	6	3
Total member advances	100,114	102,133
Housing associates	107	23
Non-member borrowers	811	522
Total par value	$101,032	$102,678

Our total advance par value decreased $1.6 billion or two percent at September 30, 2018 when compared to December 31, 2017. The decrease in total par value was primarily due to a decrease in borrowings by a captive insurance company member and a large depository institution member, partially offset by an increase in borrowings by other institution types.

As a result of the final rule on membership issued by the Federal Housing Finance Agency (Finance Agency) effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance company members ineligible for FHLBank membership. In accordance with the final rule, captive insurance company members that were admitted as members after September 12, 2014 (the date the Finance Agency proposed this rule) had their memberships terminated on February 17, 2017. Captive insurance company members that were admitted as members prior to September 12, 2014 will also have their memberships terminated no later than February 19, 2021. The magnitude of the impact of the final rule at that date will depend, in part, on our size and profitability at the time of membership termination or maturity of the related advances. As of September 30, 2018, we had six captive insurance company members with total advances outstanding of $4.8 billion, which represented five percent of our total advances outstanding. One captive insurance company member was included in our five largest member borrowers at September 30, 2018 within this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances.”

The following table summarizes our advances by product type (dollars in millions):

	September 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Variable rate	$62,779	62	$65,711	64
Fixed rate	36,529	36	35,308	34
Amortizing	1,724	2	1,659	2
Total par value	101,032	100	102,678	100
Premiums	41		53
Discounts	(9)		(12)
Fair value hedging adjustments	(277)		(106)
Total advances	$100,787		$102,613

Fair value hedging adjustments changed $171 million at September 30, 2018 when compared to December 31, 2017 due to the impact of interest rates on our cumulative fair value adjustments on advances in hedge relationships.

At September 30, 2018 and December 31, 2017, 35 percent and 26 percent of our advances were variable rate callable advances. Callable advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Interest rates on our variable rate callable advances reset at each call date to be consistent with either the underlying LIBOR index or our current offering rate of our underlying cost of funds. In addition, we retain the flexibility to adjust the spread relative to our cost of funds on one of our variable rate advance products, which represents 25 percent of our advance portfolio, on each reset date. We generally fund our variable rate callable advances with either discount notes, LIBOR indexed debt, or debt swapped to a LIBOR index. For additional discussion on our funding strategies, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

At September 30, 2018 and December 31, 2017, advances outstanding to our five largest member borrowers totaled $58.9 billion and $60.4 billion, representing 58 and 59 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at September 30, 2018 (dollars in millions):

	Amount	% of Total
Wells Fargo Bank, N.A.	$45,850	45
Truman Insurance Company[1]	3,588	4
Principal Life Insurance Company	3,500	3
Transamerica Life Insurance Company[2]	3,085	3
Zions Bancorporation, National Association	2,900	3
Total par value	$58,923	58

1	Represents a captive insurance company whose membership will terminate within five years of the Finance Agency’s final rule on membership that became effective February 19, 2016.

2	Excludes $1.4 billion of advances with Transamerica Premier Life Insurance Company, an affiliate of Transamerica Life Insurance Company.

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

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no probable credit losses on our advances as of September 30, 2018 and December 31, 2017. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following tables summarize information on our mortgage loans held for portfolio (dollars in millions):

	September 30, 2018	December 31, 2017
Fixed rate conventional loans	$6,942	$6,472
Fixed rate government-insured loans	509	529
Total unpaid principal balance	7,451	7,001
Premiums	102	98
Discounts	(5)	(6)
Basis adjustments from mortgage loan commitments	2	5
Total mortgage loans held for portfolio	7,550	7,098
Allowance for credit losses	(1)	(2)
Total mortgage loans held for portfolio, net	$7,549	$7,096

Our total mortgage loans increased $0.5 billion or six percent at September 30, 2018 when compared to December 31, 2017 due to loan purchases exceeding principal paydowns. For additional discussion on our mortgage loan credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	September 30, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	5,100	15	4,600	13
Federal funds sold	6,390	18	4,250	12
Total short-term investments	11,491	33	8,851	25
Long-term investments[2]
Mortgage-backed securities
GSE single-family	3,143	9	3,740	11
GSE multifamily	10,086	29	10,983	32
U.S. obligations single-family[3]	4,329	12	3,741	11
U.S. obligations commercial[3]	1	—	2	—
Private-label residential	11	—	12	—
Total mortgage-backed securities	17,570	50	18,478	54
Non-mortgage-backed securities
U.S. obligations[3]	2,840	8	3,296	10
GSE and Tennessee Valley Authority obligations	1,469	4	1,889	5
State or local housing agency obligations	1,238	3	1,388	4
Other	531	2	550	2
Total non-mortgage-backed securities	6,078	17	7,123	21
Total long-term investments	23,648	67	25,601	75
Total investments	$35,139	100	$34,452	100

1	Short-term investments have original maturities equal to or less than one year.

2	Long-term investments have original maturities of greater than one year.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

Our investments increased $0.7 billion or two percent at September 30, 2018 when compared to December 31, 2017 due primarily to an increase in money market investments needed to manage our liquidity position during the quarter, partially offset by maturities and paydowns of agency securities. At September 30, 2018, we had MBS purchases with a total par value of $118 million that had traded but not yet settled. These investments have been recorded as “available-for-sale” in our Statements of Condition with a corresponding liability recorded in “other liabilities”.

The Finance Agency limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 2.35 and 2.52 at September 30, 2018 and December 31, 2017.

We evaluate AFS and HTM securities in an unrealized loss position for other-than-temporary-impairment (OTTI) on at least a quarterly basis. As part of our OTTI evaluation, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we will recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, we perform analyses to determine if any of these securities are other-than-temporarily impaired. At September 30, 2018 and December 31, 2017 we did not consider any of these securities to be other-than-temporarily-impaired. Refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis performed at September 30, 2018.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At September 30, 2018 and December 31, 2017, the carrying value of consolidated obligations for which we are primarily liable totaled $135.1 billion and $135.6 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	September 30, 2018	December 31, 2017
Par value	$42,257	$36,740
Discounts and concession fees[1]	(156)	(58)
Total	$42,101	$36,682

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes increased $5.4 billion or 15 percent at September 30, 2018 when compared to December 31, 2017. As a result of changes in our advance product mix and a change in our funding strategy in 2018, we increased our utilization of shorter-term discount notes.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	September 30, 2018	December 31, 2017
Total par value	$93,451	$99,184
Premiums	158	193
Discounts and concession fees[1]	(49)	(60)
Fair value hedging adjustments	(562)	(424)
Total bonds	$92,998	$98,893

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds decreased $5.9 billion or 6 percent at September 30, 2018 when compared to December 31, 2017. The decrease was primarily due to our increased use of discount notes in place of bonds in response to changes in our advance product mix and changes to our funding strategy. Fair value hedging adjustments changed $138 million at September 30, 2018 when compared to December 31, 2017 due to the impact of interest rates on our cumulative fair value adjustments on bonds in hedge relationships.

For additional information on our bonds, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition
and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

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

Our total mandatorily redeemable capital stock balance decreased $108 million at September 30, 2018 when compared to December 31, 2017 due in part to the repurchase of $93 million in capital stock outstanding to a captive insurance company member during the third quarter. At September 30, 2018 and December 31, 2017, our mandatorily redeemable capital stock totaled $277 million and $385 million.

Capital

The following table summarizes information on our capital (dollars in millions):

	September 30, 2018	December 31, 2017
Capital stock	$5,163	$5,068
Retained earnings	2,019	1,839
Accumulated other comprehensive income (loss)	123	114
Total capital	$7,305	$7,021

Our capital increased at September 30, 2018 when compared to December 31, 2017. The increase was primarily due to an increase in retained earnings due to net income, partially offset by dividends paid. In addition, capital stock increased resulting from an increase in activity-based stock due to member activity. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock” for additional information on our capital stock.

Derivatives

We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	September 30, 2018	December 31, 2017
Interest rate swaps
Noncallable	$45,418	$51,502
Callable by counterparty	1,560	1,853
Callable by the Bank	181	172
Total interest rate swaps	47,159	53,527
Forward settlement agreements (TBAs)	169	66
Mortgage delivery commitments	178	72
Total notional amount	$47,506	$53,665

The notional amount of our derivative contracts declined at September 30, 2018 when compared to December 31, 2017. During the third quarter of 2018, we further reduced our use of swapped consolidated obligation bonds in response to market conditions, and increased our utilization of discount notes and LIBOR indexed debt to capture attractive funding, match repricing structures on advances, and provide additional liquidity. For additional discussion regarding our use of derivatives, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the nine months ended September 30, 2018, proceeds from the issuance of bonds and discount notes were $31.2 billion and $130.2 billion compared to $53.2 billion and $162.9 billion for the same period in 2017. We continued to issue term fixed and floating rate, callable, and step-up rate consolidated obligation bonds as well as shorter-term discount notes to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of October 31, 2018, our consolidated obligations were rated AA+/A-1+ by Standard and Poor’s and Aaa/P-1 by Moody’s and both ratings had a stable outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2017 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At September 30, 2018 and December 31, 2017, the total par value of outstanding consolidated obligations for which we are primarily liable was $135.7 billion and $135.9 billion. At September 30, 2018 and December 31, 2017, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $883.4 billion and $898.3 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of October 31, 2018, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the nine months ended September 30, 2018, repayments of consolidated obligations totaled $161.8 billion compared to $231.7 billion for the same period in 2017. A portion of these payments were due to the call of certain bonds in an effort to better match our projected asset cash flows. During the nine months ended September 30, 2017, we called bonds with a total par value of $110 million. We did not call any bonds during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, advance disbursements totaled $226.5 billion compared to $197.2 billion for the same period in 2017. Advance disbursements will vary from period to period depending on member needs. During the nine months ended September 30, 2018, investment purchases (excluding overnight investments) totaled $75.8 billion compared to $76.6 billion for the same period in 2017. Investment purchases during each period were primarily driven by the purchase of money market investments, including secured resale agreements in an effort to manage our liquidity position.

We also use liquidity to purchase mortgage loans, redeem member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

LIQUIDITY REQUIREMENTS
Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At September 30, 2018 and December 31, 2017, we were in compliance with all three of the Finance Agency liquidity requirements.
In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days, and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days, and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At September 30, 2018 and December 31, 2017, we were in compliance with this liquidity guidance.
Capital

CAPITAL REQUIREMENTS

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock, (including mandatorily redeemable capital stock), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock) and retained earnings. It does not include AOCI. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At September 30, 2018 and December 31, 2017, we did not hold any nonpermanent capital. At September 30, 2018 and December 31, 2017, we were in compliance with all three of the Finance Agency’s regulatory capital requirements. Refer to “Item 1. Financial Statements — Note 12 — Capital” for additional information.

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

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days’ written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At September 30, 2018 and December 31, 2017, our excess capital stock outstanding was less than $1 million.

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	September 30, 2018	December 31, 2017
Commercial banks	$3,585	$3,508
Savings institutions	115	145
Credit unions	463	393
Non-captive insurance companies	776	681
Captive insurance companies	223	341
Community development financial institutions	1	—
Total GAAP capital stock	5,163	5,068
Mandatorily redeemable capital stock	277	385
Total regulatory capital stock	$5,440	$5,453

The increase in regulatory capital stock held at September 30, 2018 when compared to December 31, 2017 was due to an increase in GAAP activity-based capital stock resulting from an increase in member activity.

Retained Earnings
Our Enterprise Risk Management Policy (ERMP) includes a target level of retained earnings based on the amount we believe necessary to protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve our targeted level of retained earnings. At September 30, 2018, we exceeded our retained earnings target.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in February 2011. The JCE Agreement, as amended, is intended to enhance the capital position of each FHLBank over time. Under the JCE Agreement, we allocate 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately in our Statements of Condition. At September 30, 2018 and December 31, 2017, our restricted retained earnings balance totaled $407 million and $335 million. One percent of our average balance of outstanding consolidated obligations for the three months ended June 30, 2018 was $1.4 billion.

Dividends

Our current dividend philosophy is to pay a membership capital stock dividend similar to a reference rate of interest, such as average three-month LIBOR over time, and an activity-based capital stock dividend, when possible, at a level above the membership capital stock dividend. Our dividend rates seek to strike a balance between providing reasonable returns to members while preserving our financial position, flexibility, and ability to serve as a long-term liquidity provider. Our actual dividend is determined quarterly by our Board of Directors, based on policies, regulatory requirements, actual performance, and other considerations.

Our Board of Directors approved a 100 basis point increase in our dividend rates for the second quarter dividend payment paid in the third quarter of 2018. The increase represented a reflection of our earnings and financial position.

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Aggregate cash dividends paid[1]	$71	$42	$180	$130
Effective combined annualized dividend rate paid on capital stock	5.28%	3.06%	4.53%	3.07%
Annualized dividend rate paid on membership capital stock	3.25%	1.00%	2.50%	0.92%
Annualized dividend rate paid on activity-based capital stock	5.75%	3.50%	5.00%	3.50%
Average three-month LIBOR	2.34%	1.32%	2.21%	1.20%

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our 2017 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2018.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Advisory Bulletin (“AB”) 2018-07 Federal Home Loan Bank Liquidity Guidance (“Liquidity Guidance AB”)
On August 23, 2018, the Finance Agency issued a final AB on FHLBank liquidity that communicates the Finance Agency’s expectations with respect to the maintenance of sufficient liquidity to enable us to provide advances and letters of credit for members for a specified time without access to the capital markets or other unsecured funding sources. The Liquidity Guidance AB rescinds 2009 liquidity guidance previously issued by the Finance Agency. Contemporaneously with the issuance of the Liquidity Guidance AB, the Finance Agency issued a supervisory letter that identifies initial thresholds for measures of liquidity.
The Liquidity Guidance AB provides guidance on the level of on-balance sheet liquid assets related to base case liquidity. As part of the base case liquidity measure, the guidance also includes a separate provision covering off-balance sheet commitments from standby letters of credit (“SLOCs”). In addition, the Liquidity Guidance AB provides guidance related to asset/liability maturity funding gap limits.
With respect to base case liquidity, the Finance Agency revised previous guidance that required us to assume a 5-day period without access to capital markets due to a change in certain assumptions underlying that guidance. Under the Liquidity Guidance AB, we would be required to hold positive cash flow assuming no access to capital markets for an increased period of between ten to thirty calendar days, with a specific measurement period set forth in the supervisory letter. The Liquidity Guidance AB also sets forth the initial cash flow assumptions and formula to calculate base case liquidity. With respect to SLOCs, the guidance states that we should maintain a liquidity reserve of between one percent and 20 percent of our outstanding SLOC commitments, as specified in the supervisory letter.
With respect to funding gaps and possible asset and liability mismatches, the Liquidity Guidance AB provides guidance on maintaining appropriate funding gaps for three-month (-10 to -20 percent) and one-year (-25 to -35 percent) maturity horizons, with specific initial percentages within these ranges identified in the supervisory letter. The Liquidity Guidance AB provides for these limits to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short term debt funding, which may increase debt rollover risk.
The Liquidity Guidance AB also addressed liquidity stress testing, contingency funding plans and an adjustment to our core mission achievement calculation. Portions of the Liquidity Guidance AB will be implemented beginning December 31, 2018, with further implementation on March 31, 2019, and full implementation on December 31, 2019. While we are still analyzing the impact of the Liquidity Guidance AB, it may require us to hold an additional amount of liquid assets to meet the new guidance, which could reduce our ability to invest in higher-yielding assets. Further, our cost of funding may increase if we were required to achieve the appropriate funding gap with longer term funding. We are currently assessing the AB but do not expect the changes will have a material effect on our results of operations.
Proposed Amendment to Rule Regarding Golden Parachute and Indemnification Payments
On August 28, 2018, the Finance Agency proposed amending its rule on golden parachute payments (“Golden Parachute Rule”) to better align the Golden Parachute Rule with areas of the Finance Agency’s supervisory concern and reduce administrative and compliance burdens. The Golden Parachute Rule sets forth the standards that the Finance Agency would take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLBank or the Office of Finance to an entity-affiliated party when such entity is in troubled condition, in conservatorship or receivership, or insolvent. The proposed amendments would:

•
Focus these standards on payments to and agreements with executive officers, broad-based plans, such as severance plans, covering large numbers of employees and payments made to non-executive-officer employees who may have engaged in certain types of wrongdoings;

•	Revise and clarify definitions, exemptions and procedures to implement the Finance Agency’s supervisory approach; and
•Align procedures and outcomes of review with requirements of the Finance Agency’s rule on executive compensation.

Comments on the proposed rule were due by October 12, 2018. The FHLBanks and the Office of Finance provided a joint comment letter requesting clarification of certain provisions of the proposed amendment. We are currently assessing the effect of the proposed rule but do not anticipate that, if adopted, it would materially impact our financial condition or results of operations.
Final Rule on Indemnification Payments
On October 4, 2018, the Finance Agency published a final rule establishing standards for identifying when an indemnification payment by an FHLBank or the Office of Finance to an officer, director, employee, or other affiliated party in connection with an administrative proceeding or civil action instituted by the Finance Agency is prohibited or permissible. The rule generally prohibits these payments except in the following circumstances:

•
premiums for any commercial insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not a judgment in favor of the Finance Agency or a civil money penalty imposed by the Finance Agency;

•	expenses of defending an action, subject to an agreement to repay those expenses in certain instances; and

•	amounts due under an indemnification agreement entered into with a named affiliated party on or prior to September 20, 2016 (the date the rule was proposed).
The rule also outlines the process the board of directors must undergo prior to making a permitted payment. The rule became effective November 5, 2018. We are evaluating this AB, but currently do not expect the rule will materially impact our financial condition.

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

We monitor and manage to the MVCS policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach requires a prompt action to address the measure outside of the policy limit and the breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. We were in compliance with the MVCS policy limits at September 30, 2018 and December 31, 2017.

Our down 200 basis point policy limit is suspended when the 10-year swap rate is below 2.50 percent and remains so for five consecutive days. At September 30, 2018, the 10-year swap rate was 3.12 percent and the associated policy limit was in effect. At December 31, 2017, the 10-year swap rate was 2.40 percent and had been below 2.50 for five consecutive days, and therefore the associated policy limit was suspended.

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous parallel changes in interest rates at September 30, 2018 and December 31, 2017:

	Market Value of Capital Stock Assuming Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2018	$137.7	$139.5	$139.5	$139.1	$138.5	$137.6	$135.6
December 31, 2017	$133.7	$136.0	$136.4	$135.8	$134.7	$133.2	$129.9

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2018	(1.0)%	0.3%	0.3%	—%	(0.5)%	(1.1)%	(2.6)%
December 31, 2017	(1.5)%	0.2%	0.4%	—%	(0.8)%	(1.9)%	(4.4)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2018	(9.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(9.0)%
December 31, 2017	(12.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(12.0)%

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel changes in interest rates at September 30, 2018 and December 31, 2017:

	Market Value of Capital Stock Assuming Non-Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2018	$138.6	$139.4	$139.4	$139.1	$138.5	$137.5	$135.0
December 31, 2017	$133.9	$135.3	$135.8	$135.8	$135.2	$134.2	$131.5

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2018	(0.4)%	0.2%	0.2%	—%	(0.5)%	(1.2)%	(3.0)%
December 31, 2017	(1.4)%	(0.3)%	—%	—%	(0.4)%	(1.2)%	(3.2)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2018	(9.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(9.0)%
December 31, 2017	(13.0)%	(5.5)%	(2.5)%	—%	(2.5)%	(5.5)%	(13.0)%

Our base case MVCS was 139.1 at September 30, 2018 when compared to 135.8 at December 31, 2017. The change was primarily attributable to the following factors:

•
Increase in retained earnings: We recorded net income of $360 million during the nine months ended September 30, 2018, which was primarily driven by net interest income of $480 million. Dividend payments for the nine months ended September 30, 2018 totaled $180 million. The earnings in excess of dividends paid had a positive impact on the market value of our assets, thereby increasing MVCS.

•
Increased Shares of Capital Stock and Mandatorily Redeemable Capital Stock: Our capital stock balance, including mandatorily redeemable capital stock, decreased at September 30, 2018 when compared to December 31, 2017 due in part to the repurchase of mandatorily redeemable capital stock outstanding to a captive insurance company member during the third quarter. As we redeemed this mandatorily redeemable capital stock at par, which is below our current MVCS value, our MVCS was positively impacted.

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
Our primary income sensitivity policy limits specify a floor on our projected return on capital stock of no less than 50 percent of average projected 3-month LIBOR over 24 months for the up and down 100 and 200 basis point parallel interest rate change scenarios as well as for the up and down 100 basis point non-parallel interest rate changes for each shock scenario. Any policy limit breach requires a prompt action to address the measure outside of the policy limit. The breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. We were in compliance with the projected 24-month income sensitivity policy limits at both September 30, 2018 and December 31, 2017. For more information on our Projected Income Sensitivity, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Projected Income Sensitivity” in our 2017 10-K.
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

We are required by regulation to obtain sufficient collateral to fully secure our advances and other credit products. Eligible collateral includes (i) fully disbursed whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and Federal Family Education Loan Program guaranteed student loans, (iii) cash deposited with us, and (iv) other real estate-related collateral acceptable to us, such as second lien mortgages, home equity lines of credit, municipal securities, and commercial real estate mortgages, provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. Community Financial Institutions (CFIs) may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each borrower’s capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

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

At September 30, 2018 and December 31, 2017, borrowers pledged $329.3 billion and $319.0 billion of collateral (net of applicable discounts) to support activity with us, including advances. At September 30, 2018 and December 31, 2017, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

The following table shows our total exposure, including advances, as well as the collateralization percentage of outstanding exposure by borrower type (dollars in millions):

	September 30, 2018		December 31, 2017
	Sum of Total Exposure	% Collateralized	Sum of Total Exposure	% Collateralized
Commercial banks	$77,814	323%	$76,589	313%
Savings institutions	1,513	391	2,412	328
Credit unions	5,759	328	4,423	344
Non-captive insurance companies	19,131	146	19,907	136
Captive insurance companies	4,765	102	7,634	101
Community development financial institutions	6	181	3	214
Housing associates	108	180	23	289
Non-member borrowers	811	112	523	117
Total borrowers	$109,907	282%	$111,514	268%

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on our credit products as of September 30, 2018 and December 31, 2017. Accordingly, we have not recorded any allowance for credit losses on our credit products.

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

Through our participation in the MPF program, which represents 96 percent of our mortgage loans held for portfolio, we invest in conventional and government-insured residential mortgage loans that are acquired through or purchased from a participating financial institution (PFI). In addition, MPF Xtra, MPF Direct, and MPF Government MBS are off-balance sheet loan products that are passed through to a third-party investor and are not maintained in our Statements of Condition.

Under the MPP, we acquired single-family mortgage loans that were purchased directly from MPP PFIs. Similar to the MPF program, MPP PFIs generally originated, serviced, and credit enhanced the mortgage loans sold to us. The MPP program represents four percent of our mortgage loans held for portfolio. We currently do not purchase mortgage loans under this program. All loans in this portfolio were originated prior to 2006.

The following table presents the unpaid principal balance of our mortgage loan portfolio by product type (dollars in millions):

Product Type	September 30, 2018	December 31, 2017
Conventional	$6,942	$6,472
Government	509	529
Total mortgage loan unpaid principal balance	$7,451	$7,001

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

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional MPF and MPP mortgage loan portfolios at the balance sheet date. The measurement of our MPF and MPP allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, and (iii) estimating additional credit losses in the conventional mortgage loan portfolio. The allowance for credit losses on our conventional mortgage loans was $1 million and $2 million at September 30, 2018 and December 31, 2017.

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At September 30, 2018, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty’s overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for term extensions of unsecured credit ranges from three to 15 percent based on the counterparty’s credit rating. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of six to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. At September 30, 2018, we were in compliance with the regulatory limits established for unsecured credit.

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

At September 30, 2018, our unsecured investment exposure consisted of overnight Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at September 30, 2018 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1,2]
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$—	$1,700	$410	$2,110
U.S. branches and agency offices of foreign commercial banks
Australia	700	—	—	700
Austria	—	250	—	250
Canada	—	700	—	700
France	—	300	—	300
Germany	—	700	—	700
Netherlands	—	480	—	480
Norway	—	600	—	600
Sweden	200	—	—	200
United Kingdom	—	350	—	350
Total U.S. branches and agency offices of foreign commercial banks	900	3,380	—	4,280
Total unsecured investment exposure	$900	$5,080	$410	$6,390

1
Represents either the lowest credit rating available for each investment based on an NRSRO, or the guarantor credit rating, if applicable. In instances where an NRSRO rating or guarantor rating is not available for the investment, the issuer rating is applied.

2	Table excludes investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the FDIC.

Investment Ratings

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	September 30, 2018
	Credit Rating[1]
	AAA	AA	A	BBB	BB or Lower	Unrated	Total
Interest-bearing deposits	$—	$1	$—	$—	$—	$—	$1
Securities purchased under agreements to resell	250	—	250	3,500	—	1,100	5,100
Federal funds sold	—	900	5,080	410	—	—	6,390
Investment securities:
Mortgage-backed securities
GSE single-family	—	3,143	—	—	—	—	3,143
GSE multifamily	—	10,086	—	—	—	—	10,086
U.S. obligations single-family[2]	—	4,329	—	—	—	—	4,329
U.S. obligations commercial[2]	—	1	—	—	—	—	1
Private-label residential	—	4	—	6	1	—	11
Total mortgage-backed securities	—	17,563	—	6	1	—	17,570
Non-mortgage-backed securities
U.S. obligations[2]	—	2,840	—	—	—	—	2,840
GSE and Tennessee Valley Authority obligations	—	1,469	—	—	—	—	1,469
State or local housing agency obligations	999	239	—	—	—	—	1,238
Other	433	98	—	—	—	—	531
Total non-mortgage-backed securities	1,432	4,646	—	—	—	—	6,078
Total investments[3]	$1,682	$23,110	$5,330	$3,916	$1	$1,100	$35,139

1
Represents either the lowest credit rating available for each investment based on an NRSRO, or the guarantor credit rating, if applicable. In instances where an NRSRO rating or guarantor rating is not available for the investment, the issuer rating is applied.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	At September 30, 2018, 18 percent of our total investments were unsecured.

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2017
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Total
Interest-bearing deposits	$—	$1	$—	$—	$—	$1
Securities purchased under agreements to resell	1,600	—	500	2,500	—	4,600
Federal funds sold	—	600	2,530	1,120	—	4,250
Investment securities:
Mortgage-backed securities
GSE single-family	—	3,740	—	—	—	3,740
GSE multifamily	—	10,983	—	—	—	10,983
U.S. obligations single-family[2]	—	3,741	—	—	—	3,741
U.S. obligations commercial[2]	—	2	—	—	—	2
Private-label residential	—	4	—	7	1	12
Total mortgage-backed securities	—	18,470	—	7	1	18,478
Non-mortgage-backed securities
U.S. obligations[2]	—	3,296	—	—	—	3,296
GSE and Tennessee Valley Authority obligations	—	1,889	—	—	—	1,889
State or local housing agency obligations	1,122	266	—	—	—	1,388
Other	451	99	—	—	—	550
Total non-mortgage-backed securities	1,573	5,550	—	—	—	7,123
Total investments[3]	$3,173	$24,621	$3,030	$3,627	$1	$34,452

1
Represents either the lowest credit rating available for each investment based on an NRSRO, or the guarantor credit rating, if applicable. In instances where an NRSRO rating or guarantor rating is not available for the investment, the issuer rating is applied. For securities purchased under agreements to resell, when neither the guarantor nor the issuer rating is available, the rating of the underlying collateral is applied.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	At December 31, 2017, 12 percent of our total investments were unsecured.

Our total investments increased $0.7 billion or two percent at September 30, 2018 when compared to December 31, 2017 due primarily to an increase in money market investments needed to manage our liquidity position during the quarter, partially offset by maturities and paydowns of agency securities.

At September 30, 2018 and December 31, 2017, we did not consider any of our investments to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment.”

Mortgage-Backed Securities

We limit our investments in MBS to those guaranteed by the U.S. Government or issued by a GSE. Further, our ERMP prohibits new purchases of private-label MBS. We perform ongoing analysis on these investments to determine potential credit issues. At September 30, 2018 and December 31, 2017, we owned $17.6 billion and $18.5 billion of MBS, of which approximately 99.9 percent were guaranteed by the U.S. Government or issued by GSEs and 0.1 percent were private-label MBS at each period end.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	September 30, 2018
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A	$169	$1	$—	$1
Liability positions with credit exposure
Uncleared derivatives
A2	78	—	—	—
Cleared derivatives[3]	39,377	(6)	75	69
Total derivative positions with credit exposure to non-member counterparties	39,624	(5)	75	70
Member institutions[2,4]	131	—	—	—
Total	39,755	$(5)	$75	$70
Derivative positions without credit exposure	7,751
Total notional	$47,506

1	Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.

2	Net credit exposure is less than $1 million.

3
Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing's parent, CME Group Inc. was rated Aa3 by Moody's and AA- by Standard and Poor's at September 30, 2018.

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

2	Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.

3	Net credit exposure is less than $1 million.

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

As a result of the storm drain pipe break and water damage to our then headquarters on June 22, 2017, we leased additional space for our temporary headquarters during the third quarter of 2017. We remained at this location until we moved to our new headquarters located at 909 Locust St., Des Moines, Iowa, which was in October 2018. As a result of the storm drain pipe and transitioning employees to a temporary headquarters location, our operational risk profile was elevated through the third quarter of 2018. No known material disruptions in member services or material impacts to our financial condition and results of operations have been experienced due to these events, and we have operated successfully at our temporary location for one year. For additional information on our temporary relocation, see “Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies” in our 2017 Form 10-K.

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Of the 11 cases initially filed, one has been dismissed, two have been settled in part and dismissed in part, and eight have been settled. We appealed the one complete dismissal and two partial dismissals covering the claims related to five certificates across three different cases. The appellate court affirmed the dismissal of the claims related to four certificates in December 2017 and affirmed the dismissal of the remaining certificate in May 2018. In January 2018, we filed petitions for discretionary review of the appellate court’s rulings in December related to four of the certificates with the Washington Supreme Court. On May 3, 2018, the Court granted those petitions. The aggregate consideration paid for these four certificates is $567 million. Oral arguments were heard on October 9, 2018 and we are currently awaiting the Court’s decision. In June 2018, we filed a petition for discretionary review of the appellate court’s ruling in May on the fifth certificate. The aggregate consideration paid for that one certificate is $200 million. The Washington Supreme Court has not yet acted on that petition.

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
During the three and nine months ended September 30, 2018 and the three months ended September 30, 2017, we did not record any net gains on private-label MBS litigation settlements. During the nine months ended September 30, 2017, we settled a private-label MBS claim and recognized $21 million in net gains on private-label MBS litigation settlements.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2017 Form 10-K. There have been no material changes to our risk factors during the nine months ended September 30, 2018, except as follows:

POSSIBLE REPLACEMENT OF THE LIBOR BENCHMARK INTEREST RATE COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

In July 2017, the United Kingdom’s Financial Conduct Authority (FCA), a regulator of financial services firms and financial markets in the U.K., stated that they will plan for a phase out of regulatory oversight of LIBOR interest rates indices. The FCA has indicated they will support the LIBOR indices through 2021, to allow for an orderly transition to an alternative reference rate. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (SOFR) as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. During the third quarter of 2018, certain market participants began moving more aggressively towards the utilization of SOFR as a possible LIBOR replacement through the issuance of debt securities indexed to SOFR. As noted throughout this report, many of our assets and liabilities, including derivative assets and derivative liabilities, and related collateral are indexed to LIBOR. A portion of these assets and liabilities and related collateral have maturity dates that extend beyond 2021.

We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated, including the development of term and credit adjustments to accommodate differences between LIBOR and SOFR. Introduction of an alternative rate also may introduce additional basis risk for market participants as an alternative index is utilized along with LIBOR. There can be no guarantee that SOFR will become widely used and that alternatives may or may not be developed with additional complications. We are not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition to SOFR may be on our business, financial condition, and results of operations.

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

As disclosed in our First Quarter 2017 10-Q, on April 20, 2017, we acquired a building and certain adjacent lots with surface parking in downtown Des Moines to be used as our new headquarters. On October 9, 2018, we moved to our new headquarters, located at 909 Locust Street. We currently occupy approximately 94,000 square feet of the approximately 226,000 finished square feet of office space in the new building and are in the process of leasing the remaining space.

ITEM 6. EXHIBITS

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective February 10, 2016[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended and approved by the Federal Housing Finance Agency on May 31, 2015[1]
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	SBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

1	Incorporated by reference to our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

2	Incorporated by reference to our Form 8-K filed with the SEC on February 17, 2016 (Commission File No. 000-51999).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	November 8, 2018

By:	/s/ Michael L. Wilson
Michael L. Wilson President and Chief Executive Officer

By:	/s/ Donna S. Stone
Donna S. Stone Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)