Form 10-K
period 2018-12-31
Federal Home Loan Bank of Des Moines
filed 2019-03-15
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2018, the aggregate par value of the stock held by current and former members of the registrant was $5,793,449,900. At February 28, 2019, 55,126,595 shares of stock were outstanding.

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

•	the volatility of credit quality, market prices, interest rates, and other indices that could affect the value of collateral held by us as security for borrower and counterparty obligations;

•	reliance on a relatively small number of member institutions for a large portion of our advance business;

•	the ability to attract and retain key personnel;

•	significant business interruptions resulting from third party failures;

•	the volatility of reported results due to changes in the fair value of certain assets, liabilities, and derivative instruments;

•	member consolidations and failures;

•	increases in delinquency or loss estimates on mortgage loans; and

•	replacement of the LIBOR benchmark interest rate.

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
BUSINESS MODEL
Our mission is to be a reliable provider of funding, liquidity, and services for our members so they can meet the housing, business, and economic development needs of the communities they serve. We strive to achieve our mission within an operating principle that balances the trade-off between attractively priced products, reasonable returns on capital stock, maintaining an adequate level of capital to meet regulatory capital requirements, and maintaining adequate retained earnings to preserve par value of member-owned capital stock.
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

Our net income is primarily attributable to the difference between the interest income we earn on our advances, mortgage loans, and investments, and the interest expense we pay on our consolidated obligations and member deposits, as well as components of other income (loss) (e.g., gains and losses on derivatives and hedging activities and gains and losses on trading securities). A portion of our annual net income is used to fund our Affordable Housing Program (AHP), which provides grants and subsidized advances to members to support housing for very low to moderate income households. By regulation, we are required to contribute to the AHP the greater of 10 percent of our annual income subject to assessment, or our prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. In addition to the required AHP assessment, our Board may elect to make voluntary contributions to the AHP. For purposes of the AHP assessment, income subject to assessment is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock. For additional details on our AHP, refer to the “Affordable Housing Program Assessments” section of Item 1.
We have risk management policies, established by our Board of Directors, that monitor and control our exposure to market, liquidity, credit, operational, model, information security, compliance, and strategic risk, as well as capital adequacy. Our primary risk management objective is to manage our assets and liabilities in ways that protect the par redemption value of our capital stock. For additional information on our risk management practices, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

MEMBERSHIP
Our membership includes commercial banks, savings institutions, credit unions, insurance companies, and CDFIs. The majority of depository institutions in our district that are eligible for membership are currently members.
The following table summarizes our membership by type of institution:

	December 31,
Institutional Entity	2018	2017	2016
Commercial banks	1,004	1,045	1,061
Savings institutions	45	50	57
Credit unions	243	237	231
Non-captive insurance companies	61	60	56
Captive insurance companies	6	6	12
Community development financial institutions	6	6	5
Total	1,365	1,404	1,422

The following table summarizes our membership by asset size:

	December 31,
Membership Asset Size[1]	2018	2017	2016
Depository institutions[2]
Less than $100 million	25%	27%	30%
$100 million to $500 million	49	48	46
Greater than $500 million	20	20	19
Insurance companies
Less than $100 million	1	1	1
$100 million to $500 million	1	1	1
Greater than $500 million	4	3	3
Total	100%	100%	100%

1	Membership asset size is based on September 30, 2018 financial information received from members.

2	Depository institutions consist of commercial banks, savings institutions, credit unions, and community development financial institutions.

Our membership level decreased during 2018 due to 44 member consolidations, nine out-of-district or non-member consolidations, two dissolved charters, and two charters relocated out-of-district, partially offset by the addition of 18 new members. At December 31, 2018, approximately 71 percent of our members were Community Financial Institutions (CFIs). For 2018, CFIs were defined under the FHLBank Act to include all Federal Deposit Insurance Corporation (FDIC) insured institutions with average total assets over the previous three-year period of less than $1.173 billion. In addition to collateral types eligible for all members, CFIs may also pledge collateral consisting of secured small business, small agri-business, or small farm loans.

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
Our advance products include the following:

•	Overnight Advances. These advances have a maturity of one business day and are renewed automatically until the borrower pays off the advance. Interest rates are set daily.

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

•
Variable Rate Advances. These advances have interest rates that reset periodically to a specified interest rate index such as London Interbank Offered Rate (LIBOR), Secured Overnight Financing Rate (SOFR), Prime Rate, or FHLBank debt yields. Capped LIBOR advances are a type of variable rate advance in which the interest rate cannot exceed a specified maximum interest rate.

•
Callable Advances. These advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Callable advances can be either fixed or variable in nature. Variable rate callable advances may reset at different frequencies ranging from one to six months and are callable at each rate reset date. For these types of callable advances, we have the ability to adjust interest rates (including spread) at reset dates. Fixed rate callable advances may have different call schedules based on member specifications, and principal balances may be amortizing in nature.

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

For the years ended December 31, 2018, 2017, and 2016, advances represented 72, 71, and 69 percent of our total average assets and generated 70, 65, and 57 percent of our total interest income, and were generally funded with discount notes and consolidated obligation bonds that are fixed rate, floating rate indexed to LIBOR or SOFR, or swapped to a LIBOR index. For additional information on our advances, including our top five borrowers, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances.” In addition, refer to “Item 1A. Risk Factors” for a discussion on our exposure to customer concentration risk.

COLLATERAL
We are required by regulation to obtain sufficient collateral to fully secure our advances and other credit products. The estimated value of the collateral required to secure each borrower’s credit products is calculated by applying collateral discounts, or haircuts to the unpaid principal or market value, if available, of the collateral. Eligible collateral includes (i) fully disbursed whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including mortgage-backed securities (MBS) issued or guaranteed by Fannie Mae, Freddie Mac, or Government National Mortgage Association (Ginnie Mae) and Federal Family Education Loan Program (FFELP) guaranteed student loans, (iii) cash deposited with us, and (iv) other real estate-related collateral acceptable to us, such as second lien mortgages, home equity lines of credit, municipal securities, and commercial real estate mortgages, provided such collateral has a readily ascertainable value and we can perfect a security interest in such collateral. CFIs may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each member’s capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.
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
Under a blanket pledge agreement, we are granted a security interest in all financial assets of the borrower to fully secure the borrower’s obligation. Other than securities and cash deposits, we do not initially take delivery of collateral from blanket agreement borrowers. In the event of deterioration in the financial condition of a blanket pledge agreement borrower, we have the ability to require delivery of pledged collateral sufficient to secure the borrower’s obligation. With respect to non-blanket pledge agreement borrowers that are federally insured, we generally require collateral to be specifically assigned. With respect to non-blanket pledge agreement borrowers that are not federally insured (typically insurance companies, CDFIs, and housing associates), we generally take control of collateral through the delivery of cash, securities, or loans to us or our custodians.
For additional information on our collateral requirements, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”
HOUSING ASSOCIATES
The FHLBank Act permits us to provide advances to eligible housing associates. Housing associates are eligible if approved mortgagees under Title II of the National Housing Act that meet certain criteria, including: (i) chartered under law and have succession, (ii) subject to inspection and supervision by some governmental agency, and (iii) lend their own funds as their principal activity in the mortgage field. The same regulatory lending requirements that apply to our members generally apply to housing associates. Because housing associates are not members, they are not subject to certain provisions of the FHLBank Act applicable to members and cannot own our capital stock. In addition, they may only pledge certain types of collateral including, but not limited to: (i) Federal Housing Administration (FHA) mortgages, (ii) Ginnie Mae securities backed by FHA mortgages, (iii) certain residential mortgage loans, and (iv) cash deposited with us.
PREPAYMENT FEES
We generally charge a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make us financially indifferent to the prepayment of the advance. For certain advances with symmetrical prepayment features, we may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid.
Standby Letters of Credit
We may issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. All standby letters of credit are subject to the same collateralization and borrowing limits that apply to advances and are fully collateralized at the time of issuance.

Mortgage Loans
We invest in mortgage loans through the Mortgage Partnership Finance (MPF) program, a secondary mortgage market structure developed by the FHLBank of Chicago to help fulfill the housing mission of the FHLBanks. Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago. We also acquired mortgage loans purchased under the Mortgage Purchase Program (MPP).
MPF
Under the MPF program, we purchase eligible mortgage loans (MPF loans) from members or housing associates called participating financial institutions (PFIs). We may also acquire MPF loans through participations with other FHLBanks. MPF loans are conforming conventional or government-insured fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years. For the years ended December 31, 2018, 2017, and 2016, MPF loans represented 5, 4, and 4 percent of our total average assets and generated 7, 10, and 14 percent of our total interest income.
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

MPF Loan Volume
Over the years, our member base for MPF loans has evolved from large-volume loan purchases from a small number of large PFIs to purchasing the majority of our MPF loans from a diverse base of banks and credit unions. Our ability to price MPF loans, coupled with the low interest rate environment, has allowed us to serve the liquidity needs of a broad range of members and maintain relatively stable mortgage loan volumes. During the years ended December 31, 2018, 2017, and 2016, we purchased $1.6 billion, $1.2 billion, and $1.5 billion of MPF loan products (excluding MPF Xtra, MPF Direct, and MPF Government MBS). In addition, our members delivered $1.0 billion, $1.1 billion, and $1.4 billion of MPF Xtra, MPF Direct, and MPF Government MBS loans during the years ended December 31, 2018, 2017, and 2016.
If we exceed $2.5 billion in MPF loan purchases in a calendar year (excluding MPF Xtra, MPF Direct, and MPF Government MBS), we may become subject to housing goals as specified by the Finance Agency. For additional discussion on a proposed rule on housing goals, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”
MPP
Under the MPP, we acquired single-family mortgage loans that were purchased directly from MPP PFIs. Similar to the MPF program, the MPP includes a risk sharing arrangement under which we manage the interest rate risk and liquidity risk of MPP loans, while the members retain the primary credit risk.
MPP loans are conforming conventional or government-insured fixed rate mortgage loans secured by one-to-four family residential properties with maturities ranging from five to 30 years. MPP PFIs were responsible for all traditional retail loan origination functions related to MPP loans. Similar to the MPF program, MPP PFIs generally originated, serviced, and credit enhanced the mortgage loans sold to us.
All MPP loans acquired were originated prior to 2006. We currently do not purchase mortgage loans under this program and we expect that the $271 million outstanding at December 31, 2018, will continue to decrease as the remaining MPP loans are paid off. We do not service the acquired MPP loans nor do we own any servicing rights. We have engaged Bank of New York Mellon as the MPP master servicer. For the year ended December 31, 2018, MPP loans represented less than one percent of our total average assets and generated one percent of our total interest income.
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
Investments
We maintain an investment portfolio primarily to provide investment income and liquidity. Our investment portfolio consists of both short- and long-term investments. Our short-term investments may include, but are not limited to, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposit, commercial paper, and U.S. treasury bill obligations. Our long-term investments may include, but are not limited to, U.S. obligations, government-sponsored enterprise (GSE) and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. Our long-term investments generally provide higher spreads than our short-term investments. For the years ended December 31, 2018, 2017, and 2016, investments represented 23, 24, and 26 percent of our total average assets and generated 23, 25, and 27 percent of our total interest income.
We do not have any subsidiaries. We also have no equity positions in any partnerships, corporations, or off-balance sheet special purpose entities. In an effort to reduce credit risk, our risk management policies prohibit new purchases of private-label MBS. In addition, Finance Agency regulations limit the type of investments we may purchase.

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
Standby Bond Purchase Agreements
We currently hold standby bond purchase agreements with state housing associates within our district whereby, for a fee, we agree to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which we would be required to purchase the bonds. If purchased, the bonds would be classified as available-for-sale (AFS) securities in our Statements of Condition. For additional details on our standby bond purchase agreements, refer to “Item 8. Financial Statements and Supplementary Data — Note 18 — Commitments and Contingencies.”
Deposits
We accept deposits from our members and eligible housing associates. We offer several types of deposit programs, including demand, overnight, and term deposits. Deposit programs provide us funding while providing members a low-risk interest-earning asset.
Consolidated Obligations
Our primary source of funding and liquidity is the issuance of debt securities, referred to as consolidated obligations, in the capital markets. Consolidated obligations (bonds and discount notes) are the joint and several obligations of all FHLBanks and are backed only by the financial resources of the FHLBanks. They are not obligations of the U.S. Government, and the U.S. Government does not guarantee them. At February 28, 2019, Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s) rated the consolidated obligations AA+/A-1+ and Aaa/P-1, both with a stable outlook.
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

BONDS
Bonds are generally issued to satisfy our intermediate- and long-term funding needs. They may have maturities ranging up to 30 years, although there is no statutory or regulatory limitation as to their maturity. Bonds are issued with either fixed or variable rate payment terms that use a variety of indices for interest rate resets such as LIBOR or SOFR. To meet the specific needs of certain investors, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features. When bonds are issued on our behalf, we may concurrently enter into a derivative agreement to effectively convert the fixed rate payment stream to variable or to offset the embedded features in the bond.
Depending on the amount and type of funding needed, bonds may be issued through negotiated or competitively bid transactions with approved underwriters or selling group members (i.e., TAP Issue Program, auction, and Global Debt Program), or through debt transfers between FHLBanks.
The TAP Issue Program is used to issue fixed rate, non-callable bonds with standard maturities of two, three, five, seven, or ten years. The goal of the TAP Issue Program is to aggregate frequent smaller bond issues into a larger bond issue that may have greater market liquidity.
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

Derivatives
We use derivatives to manage interest rate risk. Finance Agency regulations and our risk management policies establish guidelines for derivatives, prohibit trading in or the speculative use of derivatives, and limit credit risk arising from derivatives.
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
CAPITAL AND DIVIDENDS
Capital Stock
Our capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. We generally issue a single class of capital stock (Class B capital stock) and have two subclasses of Class B capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding in our Statements of Condition. All capital stock issued is subject to a notice of redemption period of five years.

The capital stock requirements established in our Capital Plan are designed so that we can remain adequately capitalized as member activity changes. Our Board of Directors may make adjustments to the capital stock requirements within ranges established in our Capital Plan.

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
Retained Earnings
Our risk management policies include a target level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve our targeted level of retained earnings. At December 31, 2018, our actual retained earnings exceeded our retained earnings target.

We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of each FHLBank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately in our Statements of Condition. At December 31, 2018 and 2017, our restricted retained earnings account totaled $427 million and $335 million. One percent of our average balance of outstanding consolidated obligations for the three months ended September 30, 2018 was $1.4 billion.
Dividends
Our Board of Directors may declare and pay different dividends for each subclass of capital stock. Dividend payments may be made in the form of cash and/or additional shares of capital stock. Historically, we have only paid cash dividends. By regulation, we may only pay dividends from current earnings or unrestricted retained earnings. We are prohibited from paying a dividend in the form of additional shares of capital stock if, after the issuance, the outstanding excess capital stock would be greater than one percent of our total assets. Our Board of Directors may not declare or pay dividends if it would result in our non-compliance with regulatory capital requirements.
Our current philosophy is to pay a membership capital stock dividend similar to a reference rate of interest, such as average-three month LIBOR over time, and an activity-based capital stock dividend, when possible, at a level above the membership capital stock dividend. Our dividend rates seek to strike a balance between providing reasonable returns to members while preserving our financial position, flexibility, and ability to serve as a long-term liquidity provider. Our actual dividend is determined quarterly by our Board of Directors, based on policies, regulatory requirements, actual performance, and other considerations.
For additional information on our dividends, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Dividends.”
COMPETITION
Advances
One of our primary businesses is to make advances to members and housing associates. Demand for our advances is affected by, among other things, the cost of other available sources of funding for our borrowers. We compete with other suppliers of secured and unsecured wholesale funding including, but not limited to, investment banks, commercial banks, other GSEs, and U.S. Government agencies. We may compete with other FHLBanks to the extent that member institutions have affiliated institutions located outside of our district. Furthermore, our members may have access to brokered deposits and resale agreements, each of which represent competitive alternatives to our advances. Many of our competitors are not subject to the same body of regulation that we are, which may enable them to offer products and terms that we cannot. Efforts to effectively compete with other suppliers of wholesale funding by changing the pricing of our advances may result in a decrease in the profitability of our advance business.
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
Consolidated Obligations
Our primary source of funds is through the issuance of consolidated obligations. We compete with the U.S. Government, Fannie Mae, Freddie Mac, and other GSEs as well as corporate, sovereign, and supranational entities for raising funds through the issuance of debt in the national and global markets.
TAXATION
Under the FHLBank Act, we are exempt from all federal, state, and local taxation except real property taxes.

AFFORDABLE HOUSING PROGRAM ASSESSMENTS
The FHLBank Act requires each FHLBank to establish and fund an AHP, which provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low to moderate income households. Annually, the FHLBanks must set aside for the AHP the greater of 10 percent of their annual income subject to assessment, or their prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million. In addition to the required AHP assessment, our Board may elect to make voluntary contributions to the AHP. For purposes of the AHP assessment, income subject to assessment is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency. We accrue the AHP assessment monthly based on our income subject to assessment and reduce our AHP liability as program funds are distributed. For additional information on our AHP, refer to “Item 8. Financial Statements and Supplementary Data — Note 14 — Affordable Housing Program.”
OVERSIGHT, AUDITS, AND EXAMINATIONS
The Finance Agency supervises and regulates the FHLBanks and the Office of Finance. The Finance Agency has a statutory responsibility and corresponding authority to ensure that the FHLBanks operate in a safe and sound manner. Consistent with that duty, the Finance Agency has an additional responsibility to ensure the FHLBanks carry out their housing and community development finance mission. In order to carry out those responsibilities, the Finance Agency establishes regulations governing the FHLBanks, conducts ongoing off-site monitoring and supervisory reviews, performs annual on-site examinations and periodic interim on-site reviews, and requires the FHLBanks to submit monthly and quarterly information regarding their financial condition, results of operations, and risk metrics.

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

PERSONNEL
As of February 28, 2019, we employed 365 full-time and seven part-time employees. Our employees are not covered by a collective bargaining agreement.

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

For a discussion of new and proposed legislative and regulatory developments that could affect us, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”
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
Moreover, we rely heavily upon information systems and other operating technologies to conduct and manage our business. To the extent that our technology fails to keep up with our changing environment, we may be unable to conduct and manage our business effectively. In addition, any technical failures or interruptions in any of these systems or other operating technologies, including any “cyberattacks” or other breaches of technical security, could jeopardize the confidentiality or integrity of our information, or otherwise cause interruptions in our operations. Although we have implemented a disaster recovery and business continuity plan, we can make no assurance that it will be able to prevent, timely and adequately address, or mitigate the negative effects of any technical failure or interruption. Any technical failure or interruption could harm our member relations, risk management, and profitability, and could adversely impact our financial condition and results of operations.
We identified control deficiencies in our internal control over financial reporting related to our information technology general controls (ITGCs). Specifically, these control deficiencies were in the areas of user access and information technology (IT) change management. These control deficiencies were evaluated, individually and in the aggregate, and identified as material weaknesses in our internal controls, which are described more fully in “Item 9A. Controls and Procedures”. These control deficiencies could result in a misstatement of any of our financial statement accounts and disclosures that could in turn result in a material misstatement of the annual or interim final statements that would not be prevented or detected. In addition, other control deficiencies of this nature may be identified in the future.
Management is taking steps to remediate the identified material weaknesses and strengthen our internal control over financial reporting. However, if we are unable to correct the material weakness or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected. This failure could cause our members to lose confidence in our reported financial information, subject us to government enforcement actions, and generally, materially, and adversely impact our business and financial condition.
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

Certain products and transactions that we offer or use may be impacted by rating downgrades. Demand for certain Bank products, including, but not limited to, standby letters of credit and standby bond purchase agreements, is influenced by our credit rating. A reduction in our credit rating could weaken or eliminate demand for such products, and our financial condition and results of operations could be adversely affected. For certain uncleared derivative contracts, we are required to deliver additional collateral on derivatives in a net liability position to counterparties if there is a deterioration in our credit rating. For cleared derivatives, the Derivative Clearing Organization (Clearinghouse) determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades. We were not required to post additional initial margin by our clearing agents at December 31, 2018.

WE FACE COMPETITION FOR ADVANCES, MORTGAGE LOANS, AND FUNDING
Our primary business activities are providing advances to members and housing associates and acquiring residential mortgage loans from or through our members. Demand for our advances is affected by, among other things, the cost of other available sources of funding for our borrowers. We may from time to time compete with other suppliers of secured and unsecured wholesale funding including, but not limited to, investment banks, commercial banks, other GSEs, and U.S. Government agencies. We may compete with other FHLBanks to the extent that member institutions have affiliated institutions located outside of our district. Furthermore, our members may have access to brokered deposits and resale agreements, each of which represent competitive alternatives to our advances. Many of our competitors are not subject to the same body of regulation that we are, which may enable them to offer products and terms that we cannot. Efforts to effectively compete with other suppliers of wholesale funding by changing the pricing of our advances may result in a decrease in the profitability of our advance business. A decrease in the demand for advances or a decrease in the profitability on advances could negatively affect our financial condition and results of operations.
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

WE COULD BE ADVERSELY AFFECTED BY OUR EXPOSURE TO CUSTOMER CONCENTRATION RISK
We are subject to customer concentration risk as a result of our reliance on a relatively small number of member institutions for a large portion of our total advances and resulting interest income. At December 31, 2018 and 2017, advances outstanding to our top five borrowers totaled $64.2 billion and $60.4 billion, representing 60 and 59 percent of our total advances outstanding. At December 31, 2018 and 2017, our single largest borrower accounted for 47 and 45 percent of total advances outstanding. Our largest depository institution member increased its advance borrowings by $3.8 billion during 2018. Advance balances with these and our other members could change due to factors such as a change in member demand or borrowing capacity, relocation of members out of our district, or members with affiliated institutions located outside of our district choosing to do business with another FHLBank. In addition, advance balances could change as a result of new or modified legislation enacted by Congress or regulations or other directives adopted by the Finance Agency or other financial services regulators. If, for any reason, we were to lose, or experience a decrease in the amount of business with our top five borrowers, our financial condition and results of operations could be negatively affected. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances” for additional information on our top five borrowers.
THE INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD ADVERSELY IMPACT OUR BUSINESS
We rely heavily upon our employees in order to successfully execute our business and strategies. The success of our business mission depends, in large part, on our ability to attract and retain certain key personnel with required talents and skills. Should we be unable to hire key personnel with the needed talents or skills, retain key personnel due to factors including, but not limited to, insufficient training, unclear responsibilities and priorities, or rapid and concurrent changes in process and controls, or fail to develop and execute a succession plan, our business operations could be adversely impacted.
RELIANCE ON THIRD PARTIES COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS
As part of our business, we rely on third parties for certain services essential to ongoing operations, including but not limited to, IT infrastructure and software services, and could be adversely impacted by disruptions in those services.
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
MEMBER CONSOLIDATIONS AND FAILURES COULD ADVERSELY AFFECT OUR BUSINESS
Member consolidations and failures could reduce the number of current and potential members in our district. During 2018, our membership level declined due primarily to 44 member consolidations. If the number of member consolidations and/or failures were to accelerate, we could experience a reduction in the level of our members’ advance and other business activities. This loss of business could negatively impact our business operations, financial condition, and results of operations.
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

POSSIBLE REPLACEMENT OF THE LIBOR BENCHMARK INTEREST RATE COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

In July 2017, the United Kingdom’s Financial Conduct Authority (FCA), a regulator of financial services firms and financial markets in the U.K., stated that they will plan for a phase out of regulatory oversight of LIBOR interest rates indices. The FCA has indicated they will support the LIBOR indices through 2021, to allow for an orderly transition to an alternative reference rate. The Alternative Reference Rates Committee has proposed the SOFR as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. During 2018, certain market participants began moving more aggressively towards the utilization of SOFR as a possible LIBOR replacement through the issuance of debt securities indexed to SOFR. As noted throughout this report, many of our assets and liabilities, including derivative assets and derivative liabilities, and related collateral are indexed to LIBOR. A portion of these assets and liabilities and related collateral have maturity dates that extend beyond 2021.

We are evaluating the potential impact of the replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated, including the development of term and credit adjustments to accommodate differences between LIBOR and SOFR. Introduction of an alternative rate also may introduce additional basis risk for market participants as an alternative index is utilized along with LIBOR. There can be no guarantee that SOFR will become widely used and that alternatives may or may not be developed with additional complications. We are not able to predict whether LIBOR will cease to be available after 2021; however, the potential elimination of LIBOR and transition to SOFR or an alternative benchmark may have an adverse impact on our business, financial condition, and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On October 9, 2018, we moved to our new headquarters located at 909 Locust Street, Des Moines, Iowa which we purchased on April 20, 2017. We currently occupy 94,000 of the approximate 226,000 finished square feet of office space, and have leased or are in the process of leasing the remaining space. We also lease 8,200 square feet of office space at 901 5th Avenue, Seattle, Washington, an off-site back-up facility with approximately 3,500 square feet in Urbandale, Iowa, and approximately 3,000 square feet of office space in Washington, D.C., which is shared with two other FHLBanks.

ITEM 3. LEGAL PROCEEDINGS

As a result of the merger with the Federal Home Loan Bank of Seattle in 2015 (Seattle Bank) (the Merger), we have been involved in certain legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairments of certain private-label MBS. The private-label MBS litigation is described below. After consultation with legal counsel, other than the private-label MBS litigation, we do not believe any legal proceedings to which we are a party could have a material impact on our financial condition, results of operations, or cash flows.

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
During 2018, we did not record any net gains on litigation settlements. During 2017 and 2016, we recognized $21 million and $376 million in net gains on litigation settlements.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We are a cooperative. This means we are owned by our customers, whom we call members. Our current and former members own all of our outstanding capital stock. Our capital stock is not publicly traded and has a par value of $100 per share. All shares are issued, redeemed, or repurchased by us at the stated par value. Our capital stock may be redeemed with a five year notice from the member or voluntarily repurchased by us at par value, subject to certain limitations set forth in our Capital Plan. At February 28, 2019, we had 1,359 current members that held 54.8 million shares of capital stock and 16 former members that held 0.3 million shares of mandatorily redeemable capital stock.
We paid the following quarterly cash dividends during 2018 and 2017 (dollars in millions):

	2018
Quarter Declared and Paid[1]	Amount[2]	Annualized Rate[3]	Activity-Based Stock Rate	Membership Stock Rate
First Quarter	$53	4.03%	4.50%	2.00%
Second Quarter	56	4.28	4.75	2.25
Third Quarter	71	5.28	5.75	3.25
Fourth Quarter	69	5.26	5.75	3.25

	2017
Quarter Declared and Paid[1]	Amount[2]	Annualized Rate[3]	Activity-Based Stock Rate	Membership Stock Rate
First Quarter	$43	3.05%	3.50%	0.75%
Second Quarter	45	3.10	3.50	1.00
Third Quarter	42	3.06	3.50	1.00
Fourth Quarter	51	3.56	4.00	1.50

1	Represents cash dividends declared and paid in the quarter noted. Dividend payments are based on average capital stock outstanding during the prior quarter.

2	Amounts exclude cash dividends paid on mandatorily redeemable capital stock for each quarter of 2018 and 2017. For financial reporting purposes, these dividends were classified as interest expense.

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

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

	December 31,
Statements of Condition[1]	2018	2017	2016	2015	2014
Cash and due from banks	$119	$503	$223	$982	$495
Investments[2]	31,777	34,452	41,218	40,167	23,079
Advances	106,323	102,613	131,601	89,173	65,168
Mortgage loans held for portfolio, net[3]	7,835	7,096	6,913	6,755	6,562
Total assets	146,515	145,099	180,605	137,374	95,524
Consolidated obligations
Discount notes	42,879	36,682	80,947	98,990	57,773
Bonds	93,772	98,893	89,898	31,208	32,362
Total consolidated obligations[4]	136,651	135,575	170,845	130,198	90,135
Mandatorily redeemable capital stock	255	385	664	103	24
Total liabilities	138,967	138,078	173,204	131,749	91,212
Capital stock — Class B putable	5,414	5,068	5,917	4,714	3,469
Additional capital from merger	—	—	52	194	—
Retained earnings	2,050	1,839	1,450	801	720
Accumulated other comprehensive income (loss)	84	114	(18)	(84)	123
Total capital	7,548	7,021	7,401	5,625	4,312
Regulatory capital ratio[5]	5.27	5.03	4.48	4.23	4.41

	For the Years Ended December 31,
Statements of Income[1]	2018	2017	2016	2015	2014
Net interest income	$635	$650	$449	$317	$251
Provision (reversal) for credit losses on mortgage loans	—	—	3	2	(2)
Other income (loss)[6]	20	52	396	(30)	(51)
Other expense[7]	142	124	118	137	67
AHP assessments	53	60	75	15	14
AHP voluntary contributions	—	—	—	2	—
Net income	460	518	649	131	121
Selected Financial Ratios[8,1]
Net interest spread[9]	0.32%	0.34%	0.24%	0.25%	0.28%
Net interest margin[10]	0.43	0.39	0.28	0.28	0.30
Return on average equity	6.21	7.01	10.09	2.74	3.17
Return on average capital stock	8.67	9.20	12.43	3.42	4.04
Return on average assets	0.31	0.31	0.40	0.12	0.14
Average equity to average assets	4.98	4.41	3.92	4.21	4.56
Dividend payout ratio[11]	54.04	35.01	21.83	78.99	65.16

1	The Bank merged with the Seattle Bank on May 31, 2015, and as a result, financial results for the periods after the Merger are not directly comparable to results for periods prior to the Merger.

2	Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and held-to-maturity (HTM) securities.

3	Includes an allowance for credit losses of $1 million, $2 million, $2 million, $1 million, and $5 million at December 31, 2018, 2017, 2016, 2015, and 2014.

4
The total par value of outstanding consolidated obligations of the 11 FHLBanks was $1,031.6 billion, $1,034.2 billion, $989.3 billion, $905.2 billion, and $847.2 billion at December 31, 2018, 2017, 2016, 2015, and 2014.

5
Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock) and retained earnings. At December 31, 2016 and 2015 regulatory capital also included additional capital from merger. The additional capital from merger balance was depleted by the first quarter dividend payment in May of 2017.

6
Other income (loss) includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, net gains (losses) on the extinguishment of debt, and gains on litigation settlements, net. During 2017, 2016, and 2015, other income (loss) was impacted by net gains on litigation settlements. The Bank did not record any litigation settlements during 2018 or 2014.

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

EXECUTIVE OVERVIEW

Our Bank is a member-owned cooperative serving shareholder members in our district. Our mission is to be a reliable provider of funding, liquidity, and services for our members so they can meet the housing, business, and economic development needs of the communities they serve. We strive to achieve our mission within an operating principle that balances the trade-off between attractively priced products, reasonable returns on capital stock, maintaining an adequate level of capital to meet regulatory capital requirements, and maintaining adequate retained earnings to preserve par value of member-owned capital stock. Our members include commercial banks, savings institutions, credit unions, insurance companies, and CDFIs.

Financial Results

In 2018, we reported net income of $460 million compared to $518 million in 2017. The decrease in our net income, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was driven by lower other income primarily due to net gains on litigation settlements of $21 million recorded in 2017. Net income was also impacted by lower net interest income and an increase in other expense.

Net interest income totaled $635 million in 2018 compared to $650 million in 2017. Our net interest margin was 0.43 percent during 2018 and 0.39 percent during 2017. The $15 million decline in net interest income was primarily due to lower average advance volumes offset in part by higher net interest margin. The increase in net interest margin was attributable to the higher interest rate environment offset in part by lower asset liability spreads due to increased costs on our interest-bearing liabilities.

During 2018, we recorded other income of $20 million compared to other income of $52 million in 2017, a decline of $32 million. During 2017, other income (loss) was primarily impacted by net gains on litigation settlements of $21 million as a result of settlements with certain defendants in our private-label MBS litigation. Other factors impacting other income (loss) included net gains (losses) on trading securities and net gains (losses) on derivatives and hedging activities, as described below.

We recorded net losses on trading securities of $15 million in 2018 compared to net gains of $1 million in 2017. These changes in fair value were primarily due to the impact of changes in interest rates and credit spreads on our fixed rate trading securities. We recorded net gains of $19 million in 2018 on our derivatives and hedging activities through other income (loss) compared to net gains of $12 million in 2017. The fair value changes were primarily driven by changes in interest rates. These changes impacted our fair value hedge relationships and fair value changes on interest rate swaps that we utilized to economically hedge our investment securities portfolio.

Other expense totaled $142 million for 2018 compared to $124 million for 2017. The $18 million increase in other expense was primarily due to an increase in compensation and benefits in 2018 of $10 million, driven by increased employee headcount and post-retirement benefit expenses.

Our total assets increased to $146.5 billion at December 31, 2018, from $145.1 billion at December 31, 2017 driven by an increase in advances, partially offset by a decrease in investment securities. Advances at December 31, 2018 increased by $3.7 billion from advances at December 31, 2017 due primarily to an increase in borrowings by large depository institution members, partially offset by a decrease in borrowings from a captive insurance company member. Investments decreased $2.7 billion from December 31, 2017 due primarily to paydowns of certain mortgage backed securities in 2018.

Our total liabilities increased to $139.0 billion at December 31, 2018, from $138.1 billion at December 31, 2017 driven by an increase in the amount of consolidated obligations needed to fund our assets.

Total capital increased to $7.5 billion at December 31, 2018, from $7.0 billion at December 31, 2017, primarily due to an increase in capital stock resulting from an increase in member activity. In addition, retained earnings increased due to net income, partially offset by dividends paid. Our regulatory capital ratio increased to 5.27 percent at December 31, 2018, from 5.03 percent at December 31, 2017, and was above the required regulatory minimum at each period end. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings.

Adjusted Earnings

As part of evaluating our financial performance, we adjust GAAP net interest income and GAAP net income before assessments for the impact of (i) market adjustments relating to derivative and hedging activities and instruments held at fair value, (ii) realized gains (losses) on investment securities, and (iii) other non-routine and unpredictable items, including net asset prepayment fee income, mandatorily redeemable capital stock interest expense, and net gains on litigation settlements. The resulting non-GAAP measure, referred to as our adjusted earnings, reflects both adjusted net interest income and adjusted net income.

Because our business model is primarily one of holding assets and liabilities to maturity, management believes that the adjusted earnings measure is helpful in understanding our operating results and provides a meaningful period-to-period comparison of our economic performance in contrast to GAAP results, which can be impacted by fair value changes driven by market volatility on financial instruments recorded at fair value or transactions that are considered to be unpredictable or not routine. As a result, management uses the adjusted earnings measure to assess performance under our incentive compensation plans. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. While these non-GAAP measures can be used to assist in understanding the components of our earnings, they should not be considered a substitute for results reported under GAAP.

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

As indicated in the tables that follow, our adjusted net interest income and adjusted net income decreased during 2018 when compared to 2017. The decline was driven by lower adjusted net interest income due primarily to lower average advance volumes offset in part by higher net interest margin as previously noted.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Years Ended December 31,
	2018	2017	2016
GAAP net interest income	$635	$650	$449
Exclude:
Prepayment fees on advances, net[1]	8	2	7
Prepayment fees on investments, net[2]	12	2	2
Mandatorily redeemable capital stock interest expense	(18)	(17)	(21)
Total adjustments	2	(13)	(12)
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(3)	(12)	(18)
Adjusted net interest income	$630	$651	$443
Adjusted net interest margin	0.42%	0.39%	0.27%

1	Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Years Ended December 31,
	2018	2017	2016
GAAP net income before assessments	$513	$578	$724
Exclude:
Prepayment fees on advances, net[1]	8	2	7
Prepayment fees on investments, net[2]	12	2	2
Mandatorily redeemable capital stock interest expense	(18)	(17)	(21)
Net gains (losses) on trading securities	(15)	1	3
Net gains (losses) on derivatives and hedging activities	19	12	7
Gains on litigation settlements, net	—	21	376
Include:
Net interest expense on economic hedges	(3)	(12)	(18)
Adjusted net income before assessments	504	545	332
Adjusted AHP Assessments[3]	50	55	33
Adjusted net income	$454	$490	$299

1	Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

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

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Economic and market data received prior to the Federal Open Market Committee (FOMC or Committee) meeting in December of 2018 indicated that the labor market has continued to strengthen and economic activity had been rising at a strong rate. Job gains have been strong, on average, in recent months, and the unemployment rate has remained low. Household spending has continued to grow strongly, while growth in business fixed investments has moderated from its rapid pace earlier in 2018. Overall inflation and inflation for items other than food and energy remain near two percent. Indicators of longer-term inflation expectations are little changed.

In its December 19, 2018 statement, the FOMC stated it seeks to foster maximum employment and price stability. The Committee judges that some further gradual increases in the target range for the federal funds rate will be consistent with sustained expansion of economic activity, strong labor market conditions, and inflation near the Committee’s two percent objective over the medium term. The FOMC sees risks to the economic outlook as nearly balanced, but continues to monitor global economic and financial developments and assess their implications for the economic outlook.

Mortgage Markets

The housing market started to show signs of leveling off in construction and sales during the second half of 2018. Prices continued to increase during 2018, but some areas experienced slower growth rates as wage growth has occurred at a lower rate. Inventories remain limited, and demand remains relatively strong.

Mortgage rates increased on average in 2018, resulting in the housing market becoming increasingly driven by purchase activity versus refinance activity. The increase in mortgage rates has also contributed to affordability issues, and slowing in home price appreciation.

Interest Rates

The following table shows information on key market interest rates1:

	Fourth Quarter 2018 3-Month Average	Fourth Quarter 2017 3-Month Average	2018 12-Month Average	2017 12-Month Average	2018 Ending Rate	2017 Ending Rate
Federal funds	2.22%	1.20%	1.83%	1.00%	2.40%	1.33%
Three-month LIBOR	2.63	1.47	2.31	1.26	2.81	1.69
2-year U.S. Treasury	2.80	1.69	2.52	1.39	2.49	1.89
10-year U.S. Treasury	3.04	2.37	2.91	2.33	2.69	2.41
30-year residential mortgage note	4.79	3.91	4.54	3.99	4.55	3.99

1	Source is Bloomberg.

The Federal Reserve’s key target interest rate, the Federal funds rate, increased throughout most of 2018. In its December 19, 2018 statement, the FOMC decided to raise the target range for the Federal funds rate to 2.25 to 2.50 percent. In determining the timing and size of future adjustments to the target range for the Federal funds rate, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and its two percent inflation rate. The assessment will take into account measures of labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments.

The 10-year U.S. Treasury yields and mortgage rates were higher on average during 2018 when compared to 2017. Interest rates increased as the FOMC raised their target rate throughout 2018, and economic data remained strong.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Fourth Quarter 2018 3-Month Average	Fourth Quarter 2017 3-Month Average	2018 12-Month Average	2017 12-Month Average	2018 Ending Spread	2017 Ending Spread
3-month	(25.4)	(22.3)	(32.1)	(28.6)	(33.2)	(28.9)
2-year	(9.3)	(12.5)	(13.4)	(15.8)	(8.9)	(10.9)
5-year	3.5	1.6	(0.3)	2.1	11.8	4.1
10-year	33.3	35.2	30.5	43.4	45.4	37.9

1	Source is the Office of Finance.

As a result of our credit quality and GSE status, we generally have ready access to funding at relatively competitive interest rates. During 2018, our funding spreads were mixed relative to LIBOR. Short-term funding spreads improved when compared to spreads at December 31, 2017. Funding spreads on long-term debt deteriorated year-over-year. During 2018, we utilized fixed term and floating rate, callable, and step-up consolidated obligation bonds in addition to consolidated obligation discount notes to capture attractive funding, to match the repricing structures on floating rate assets and meet liquidity requirements.

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the years ended December 31, 2018, 2017, and 2016 (dollars in millions). See further discussion of these items in the sections that follow.

			2018 vs. 2017			2017 vs. 2016
	2018	2017	$ Change	% Change	2016	$ Change	% Change
Net interest income	$635	$650	$(15)	(2)%	$449	$201	45%
Provision (reversal) for credit losses on mortgage loans	—	—	—	—	3	(3)	(100)
Other income (loss)	20	52	(32)	(62)	396	(344)	(87)
Other expense	142	124	18	15	118	6	5
AHP assessments	53	60	(7)	(12)	75	(15)	(20)
Net income	$460	$518	$(58)	(11)%	$649	$(131)	(20)%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and rates of major asset and liability categories (dollars in millions):

	For the Years Ended December 31,
	2018			2017			2016
	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense	Average Balance[1]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$125	0.97%	$1	$246	0.78%	$2	$852	0.37%	$3
Securities purchased under agreements to resell	3,921	1.87	73	4,703	0.89	42	5,257	0.36	19
Federal funds sold	5,838	1.84	107	7,052	1.03	72	5,089	0.40	21
Mortgage-backed securities[2,3]	17,448	2.51	439	19,924	1.67	333	19,772	1.15	226
Other investments[2,3,4]	6,325	2.89	183	8,485	1.87	159	12,031	1.21	146
Advances[3]	106,294	2.30	2,443	119,234	1.33	1,589	114,047	0.77	876
Mortgage loans[5]	7,364	3.42	252	6,965	3.38	236	6,729	3.46	233
Loans to other FHLBanks	4	1.60	—	2	0.73	—	1	0.51	—
Total interest-earning assets	147,319	2.37	3,498	166,611	1.46	2,433	163,778	0.93	1,524
Non-interest-earning assets	1,183	—	—	1,105	—	—	544	—	—
Total assets	$148,502	2.36%	$3,498	$167,716	1.45%	$2,433	$164,322	0.93%	$1,524
Interest-bearing liabilities
Deposits	$929	1.48%	$14	$938	0.59%	$6	$970	0.08%	$1
Consolidated obligations
Discount notes	38,986	1.89	736	61,953	0.84	521	93,282	0.44	414
Bonds[3]	99,676	2.10	2,095	95,808	1.29	1,239	61,476	1.04	639
Other interest-bearing liabilities[6]	342	5.41	18	475	3.57	17	636	3.32	21
Total interest-bearing liabilities	139,933	2.05	2,863	159,174	1.12	1,783	156,364	0.69	1,075
Non-interest-bearing liabilities	1,168	—	—	1,147	—	—	1,522	—	—
Total liabilities	141,101	2.03	2,863	160,321	1.11	1,783	157,886	0.68	1,075
Capital	7,401	—	—	7,395	—	—	6,436	—	—
Total liabilities and capital	$148,502	1.93%	$2,863	$167,716	1.06%	$1,783	$164,322	0.65%	$1,075
Net interest income and spread[7]		0.32%	$635		0.34%	$650		0.24%	$449
Net interest margin[8]		0.43%			0.39%			0.28%
Average interest-earning assets to interest-bearing liabilities		105.28%			104.67%			104.74%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

3	Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

4
Other investments primarily include U.S. obligations, GSE and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and Private Export Funding Corporation (PEFCO) bonds.

5	Non-accrual loans are included in the average balance used to determine the average yield.

6	Other interest-bearing liabilities consists of mandatorily redeemable capital stock and borrowings from other FHLBanks.

7	Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

8	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	2018 vs. 2017			2017 vs. 2016
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$(1)	$—	$(1)	$(3)	$2	(1)
Securities purchased under agreements to resell	(8)	39	31	(2)	25	23
Federal funds sold	(14)	49	35	10	41	51
Mortgage-backed securities	(45)	151	106	2	105	107
Other investments	(47)	71	24	(51)	64	13
Advances	(189)	1,043	854	42	671	713
Mortgage loans	13	3	16	8	(5)	3
Total interest income	(291)	1,356	1,065	6	903	909
Interest expense
Deposits	—	8	8	—	5	5
Consolidated obligations
Discount notes	(248)	463	215	(172)	279	107
Bonds	52	804	856	419	181	600
Other interest-bearing liabilities	(6)	7	1	(6)	2	(4)
Total interest expense	(202)	1,282	1,080	241	467	708
Net interest income	$(89)	$74	$(15)	$(235)	$436	$201

NET INTEREST INCOME

The $15 million decline in net interest income when compared to 2017 was primarily due to lower average advance volumes offset in part by higher net interest margin. The increase in net interest margin was attributable to the higher interest rate environment offset in part by lower asset liability spreads due to increased costs on our interest-bearing liabilities. During 2018, our net interest spread was 0.32 percent compared to 0.34 percent and 0.24 percent for the same periods in 2017 and 2016. The primary components of our interest income and interest expense are discussed below.

Advances

The lower average advance volumes contributed to the decline in net interest income as noted above. Interest income on advances increased during 2018 when compared to 2017, due primarily to the higher interest rate environment, partially offset by lower average advance balances. Interest income on advances increased during 2017 when compared to 2016, due primarily to pricing changes made on certain variable rates callable advance products and the higher interest rate environment.

Bonds

Interest expense on bonds increased during 2018 when compared to 2017 due primarily to the higher interest rate environment and higher average bond balances. Interest expense on bonds increased during 2017 when compared to 2016 due to higher average bond balances and the higher interest rate environment. The increase in average bond balances in 2017 was due to our increased utilization of bonds in place of discount notes in response to changes in our advance products outstanding and to manage the difference between our asset and liability maturities.

Discount Notes

Interest expense on discount notes increased during 2018 when compared to 2017 and during 2017 when compared to 2016 primarily due to the higher interest rate environment, partially offset by lower average discount note balances. The decrease in average discount note balances was primarily due to our use of bonds in place of discount notes in response to changes in our advance products outstanding and to manage the difference between our asset and liability maturities.

Investments

Interest income on investments increased during 2018 when compared to 2017 due primarily to the higher interest rate environment, partially offset by lower average balances of all investments types. Interest income on investments increased during 2017 when compared to 2016 due primarily to the higher interest rate environment, partially offset by lower average balances of other investments.

Other Income (Loss)

The following table summarizes the components of other income (loss) (dollars in millions):

	For the Years Ended December 31,
	2018	2017	2016
Net gains (losses) on trading securities	$(15)	$1	$3
Net gains (losses) on derivatives and hedging activities	19	12	7
Gains on litigation settlements, net	—	21	376
Other, net	16	18	10
Total other income (loss)	$20	$52	$396

Other income (loss) can be volatile from period to period depending on the type of activity recorded. During 2018, we recorded other income of $20 million compared to other income of $52 million and $396 million in 2017 and 2016. Other income (loss) was impacted by net gains on litigation settlements of $21 million and $376 million during 2017 and 2016 as a result of settlements with certain defendants in our private-label MBS litigation. We did not record any net gains on litigation settlements during 2018. Other factors impacting other income (loss) include net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities, as described below.

During 2018, we recorded net losses on trading securities of $15 million compared to net gains of $1 million and $3 million in 2017 and 2016. These changes in fair value were primarily due to the impact of changes in interest rates and credit spreads on our fixed rate trading securities. Trading securities are recorded at fair value with changes in fair value reflected through other income (loss).

During 2018, we recorded net gains of $19 million on our derivatives and hedging activities compared to net gains of $12 million and $7 million in 2017 and 2016. The fair value changes were primarily driven by changes in interest rates. These changes impacted our fair value hedge relationships and fair value changes on interest rate swaps used to economically hedge our investment securities portfolio. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2018
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$8	$11	$(1)	$(9)	$—	$9
Net interest settlements	46	(29)	—	(210)	—	(193)
Total impact to net interest income	54	(18)	(1)	(219)	—	(184)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Net gains (losses) on fair value hedges	—	1	—	2	—	3
Net gains (losses) on economic hedges	—	13	—	—	—	13
Price alignment amount on derivatives[2]	—	—	—	—	3	3
Total net gains (losses) on derivatives and hedging activities	—	14	—	2	3	19
Net gains (losses) on trading securities[3]	—	(15)	—	—	—	(15)
Total impact to other income (loss)	—	(1)	—	2	3	4
Total net effect of hedging activities[4]	$54	$(19)	$(1)	$(217)	$3	$(180)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off-market derivatives.

2	Includes the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

3
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

4	The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2017
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$14	$3	$(2)	$(7)	$—	$8
Net interest settlements	(87)	(100)	—	18	—	(169)
Total impact to net interest income	(73)	(97)	(2)	11	—	(161)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Net gains (losses) on fair value hedges	2	14	—	(5)	—	11
Net gains (losses) on economic hedges	—	(2)	—	—	—	(2)
Price alignment amount on derivatives[2]	—	—	—	—	3	3
Total net gains (losses) on derivatives and hedging activities	2	12	—	(5)	3	12
Net gains (losses) on trading securities[3]	—	2	—	—	—	2
Total impact to other income (loss)	2	14	—	(5)	3	14
Total net effect of hedging activities[4]	$(71)	$(83)	$(2)	$6	$3	$(147)

	For the Year Ended December 31, 2016
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$21	$3	$(2)	$1	$23
Net interest settlements	(173)	(149)	—	87	(235)
Total impact to net interest income	(152)	(146)	(2)	88	(212)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Net gains (losses) on fair value hedges	5	19	—	(11)	13
Net gains (losses) on economic hedges	—	(6)	—	—	(6)
Total net gains (losses) on derivatives and hedging activities	5	13	—	(11)	7
Net gains (losses) on trading securities[3]	—	(1)	—	—	(1)
Total impact to other income (loss)	5	12	—	(11)	6
Total net effect of hedging activities[4]	$(147)	$(134)	$(2)	$77	$(206)

1	Represents the amortization/accretion of fair value hedging adjustments on closed hedge relationships and the amortization of the financing element of off-market derivatives.

2	Effective January 3, 2017, net gains and losses on derivatives include the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

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

The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Years Ended December 31,
	2018	2017	2016
Gains (losses) on interest rate swaps economically hedging our investments	$16	$10	$12
Interest settlements	(3)	(12)	(18)
Net gains (losses) on investment derivatives	13	(2)	(6)
Net gains (losses) on related trading securities	(15)	2	(1)
Net gains (losses) on economic investment hedge relationships	$(2)	$—	$(7)

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Years Ended December 31,
	2018	2017	2016
Compensation and benefits	$62	$52	$53
Contractual services	12	11	10
Professional fees	19	19	12
Other operating expenses	26	21	19
Total operating expenses	119	103	94
Federal Housing Finance Agency	9	10	8
Office of Finance	7	7	7
Other, net	7	4	9
Total other expense	$142	$124	$118

Other expense increased $18 million during 2018 when compared to 2017 and increased $6 million during 2017 when compared to 2016. The increase in 2018 was driven primarily by an increase in compensation and benefits of $10 million, due primarily to increased employee headcount and post-retirement benefit expenses. The increase in other expense in 2017 when compared to 2016 was primarily due to an increase in professional fees as a result of hiring external resources to assist with improving our internal control environment.

Affordable Housing Program Assessments

Annually, we must set aside for the AHP the greater of 10 percent of our annual income subject to assessment, or our prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. For purposes of the required AHP assessment, income subject to assessments is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency.

We accrue the AHP assessment on a monthly basis and reduce our AHP liability as program funds are distributed. We recorded AHP assessments of $53 million for 2018 compared to $60 million and $75 million for 2017 and 2016. The decrease in AHP assessments during 2018 and 2017 was due to a decrease in net income for those periods.

STATEMENTS OF CONDITION

Financial Highlights

Our total assets increased to $146.5 billion at December 31, 2018, from $145.1 billion at December 31, 2017. Our total liabilities increased to $139.0 billion at December 31, 2018, from $138.1 billion at December 31, 2017. Total capital increased to $7.5 billion at December 31, 2018, from $7.0 billion at December 31, 2017. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash and Due from Banks

At December 31, 2018, our total cash balance was $119 million compared to $503 million at December 31, 2017. Our cash balance is influenced by our liquidity needs, member advance activity, market conditions, and the availability of attractive investment opportunities.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	December 31,
	2018	2017
Commercial banks	$75,561	$68,299
Savings institutions	1,318	2,323
Credit unions	5,801	4,043
Non-captive insurance companies	18,604	19,831
Captive insurance companies	4,453	7,634
Community development financial institutions	4	3
Total member advances	105,741	102,133
Housing associates	58	23
Non-member borrowers	614	522
Total par value	$106,413	$102,678

Our total advance par value increased $3.7 billion or four percent at December 31, 2018, when compared to December 31, 2017. The increase was primarily due to an increase in borrowings by large depository institution members, partially offset by a decrease in borrowings from a captive insurance company member.

As a result of the final rule on membership issued by the Finance Agency effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance company members ineligible for FHLBank membership. In accordance with the final rule, captive insurance company members that were admitted as members after September 12, 2014 (the date the Finance Agency proposed this rule) had their membership terminated on February 17, 2017. Captive insurance company members that were admitted as members prior to September 12, 2014, will have their memberships terminated no later than February 19, 2021. The magnitude of the impact of the final rule will depend, in part, on our size and profitability at the time of membership termination or maturity of the related advances. As of December 31, 2018, we had six captive insurance company members with advances outstanding of $4.5 billion, which represented four percent of our total advances outstanding. One captive insurance company member was included in our five largest member borrowers at December 31, 2018, as shown in the top five member borrowers table within this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances.”

The following table summarizes our advances by product type (dollars in millions):

	December 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Variable rate	$66,561	62	$65,711	64
Fixed rate	38,039	36	35,308	34
Amortizing	1,813	2	1,659	2
Total par value	106,413	100	102,678	100
Premiums	38		53
Discounts	(8)		(12)
Fair value hedging adjustments	(120)		(106)
Total advances	$106,323		$102,613

Fair value hedging adjustments changed $14 million at December 31, 2018, when compared to December 31, 2017 due to the impact of interest rates on our cumulative fair value adjustments on advances in hedge relationships.

INTEREST RATE PAYMENT TERMS

The following table summarizes advances by interest rate payment and redemption terms (dollars in millions):

	December 31,
	2018	2017
Fixed rate
Due in one year or less	$23,716	$22,459
Due after one year	16,136	14,508
Total fixed rate	39,852	36,967
Variable rate
Due in one year or less	26,847	22,851
Due after one year	39,714	42,860
Total variable rate	66,561	65,711
Total par value	$106,413	$102,678
At December 31, 2018 and 2017, 33 and 26 percent of our advances were variable rate callable advances. Callable advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Interest rates on our variable rate callable advances reset at each call date to be consistent with either the underlying LIBOR index or our current offering rate in line with our underlying cost of funds. In addition, we retain the flexibility to adjust the spread relative to our cost of funds for a material percentage of these variable rate advances on each reset date. We generally fund our variable rate callable advances with either discount notes, LIBOR indexed debt, or debt swapped to a LIBOR index. For additional discussion on our funding strategies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

At December 31, 2018 and 2017, advances outstanding to our five largest member borrowers totaled $64.2 billion and $60.4 billion, representing 60 percent and 59 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at December 31, 2018 (dollars in millions):

	Amount	% of Total Advances
Wells Fargo Bank, National Association	$49,575	47
Zions Bancorporation, National Association	4,500	4
Truman Insurance Company[1]	3,588	3
Principal Life Insurance Company	3,500	3
Transamerica Life Insurance Company[2]	3,085	3
Total par value	$64,248	60

1	Represents a captive insurance company member whose membership will terminate within five years of the Finance Agency’s final rule on membership that became effective February 19, 2016.

2	Excludes $1.4 billion of outstanding advances with Transamerica Premier Life Insurance Company, an affiliate of Transamerica Life Insurance Company.

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

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no probable credit losses on our advances as of December 31, 2018 and 2017. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	December 31, 2018	December 31, 2017
Fixed rate conventional loans	$7,231	$6,472
Fixed rate government-insured loans	503	529
Total unpaid principal balance	7,734	7,001
Premiums	105	98
Discounts	(5)	(6)
Basis adjustments from mortgage loan purchase commitments	2	5
Total mortgage loans held for portfolio	7,836	7,098
Allowance for credit losses	(1)	(2)
Total mortgage loans held for portfolio, net	$7,835	$7,096

Our total mortgage loans increased $0.7 billion or 10 percent at December 31, 2018, when compared to December 31, 2017 due to MPF loan purchases exceeding principal paydowns.

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

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	December 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	4,700	15	4,600	13
Federal funds sold	4,150	13	4,250	12
Total short-term investments	8,851	28	8,851	25
Long-term investments[2]
Mortgage-backed securities
GSE single-family	2,988	9	3,740	11
GSE multifamily	9,444	30	10,983	32
U.S. obligations single-family[3]	4,492	14	3,741	11
U.S. obligations commercial[3]	1	—	2	—
Private-label residential	10	—	12	—
Total mortgage-backed securities	16,935	53	18,478	54
Non-mortgage-backed securities
U.S. obligations[3]	2,761	9	3,296	10
GSE and Tennessee Valley Authority obligations	1,484	5	1,889	5
State or local housing agency obligations	1,205	4	1,388	4
Other	541	1	550	2
Total non-mortgage-backed securities	5,991	19	7,123	21
Total long-term investments	22,926	72	25,601	75
Total investments	$31,777	100	$34,452	100

1	Short-term investments have original maturities equal to or less than one year.

2	Long-term investments have original maturities of greater than one year.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

INTEREST RATE PAYMENT TERMS

The following tables summarize the interest rate payment terms of investment securities (dollars in millions):

	December 31,
	2018	2017
Trading securities at fair value
Fixed rate	$915	$977
Variable rate	—	200
Total trading securities	$915	$1,177

AFS at amortized cost
Fixed rate	$7,161	$8,245
Variable rate	11,771	12,433
Total AFS	$18,932	$20,678

HTM at amortized cost
Fixed rate	$1,034	$1,194
Variable rate	1,958	2,434
Total HTM	$2,992	$3,628

Our investments decreased $2.7 billion or eight percent at December 31, 2018, when compared to December 31, 2017. The decrease was due primarily to paydowns of certain MBS in 2018.

The Finance Agency limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. At December 31, 2018, our ratio of MBS to regulatory capital was 2.19 compared to 2.52 at December 31, 2017.

We evaluate AFS and HTM securities in an unrealized loss position for OTTI on at least a quarterly basis. As part of our OTTI evaluation, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we will recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, we perform analyses to determine if any of these securities are other-than-temporarily impaired. At December 31, 2018 and 2017, we did not consider any of our securities to be other-than-temporarily impaired. Refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis performed at December 31, 2018.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At December 31, 2018 and 2017, the carrying value of consolidated obligations for which we are primarily liable totaled $136.7 billion and $135.6 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	December 31,
	2018	2017
Par value	$43,052	$36,740
Discounts and concession fees[1]	(173)	(58)
Total	$42,879	$36,682

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes increased $6.2 billion or 17 percent at December 31, 2018, when compared to December 31, 2017. As a result of changes in our advance product mix and a change in our funding strategy, we increased our utilization of shorter-term discount notes during 2018.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	December 31,
	2018	2017
Total par value	$94,024	$99,184
Premiums	152	193
Discounts and concession fees[1]	(48)	(60)
Fair value hedging adjustments	(356)	(424)
Total bonds	$93,772	$98,893

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds decreased $5.1 billion or five percent at December 31, 2018, when compared to December 31, 2017. The decrease was driven by our increased use of discount notes in place of bonds in response to changes in our advance product mix and changes to our funding strategy. Fair value hedging adjustments changed $68 million at December 31, 2018 when compared to December 31, 2017, due to the impact of interest rates on our cumulative fair value adjustments on bonds in hedge relationships.

INTEREST RATE PAYMENT TERMS

The following table summarizes our bonds by interest rate payment terms (dollars in millions):

	December 31,
	2018	2017
Fixed rate	$39,849	$39,789
Simple variable rate	53,630	58,900
Step-up	420	370
Step-down	125	125
Total par value	$94,024	$99,184

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

Our total mandatorily redeemable capital stock balance decreased $130 million at December 31, 2018, when compared to December 31, 2017 due in part to the repurchase of $113 million in capital stock outstanding to a captive insurance company member during 2018. At December 31, 2018 and December 31, 2017, our mandatorily redeemable capital stock totaled $255 million and $385 million.

Capital

The following table summarizes information on our capital (dollars in millions):

	December 31,
	2018	2017
Capital stock	$5,414	$5,068
Retained earnings	2,050	1,839
Accumulated other comprehensive income (loss)	84	114
Total capital	$7,548	$7,021

Our capital increased $0.5 billion or eight percent at December 31, 2018, when compared to December 31, 2017. The increase was primarily due to an increase in capital stock resulting from an increase in member activity. In addition, retained earnings increased due to net income, partially offset by dividends paid. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for additional information on our capital.

Derivatives

We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	December 31,
	2018	2017
Interest rate swaps
Noncallable	$46,671	$51,502
Callable by counterparty	1,773	1,853
Callable by the Bank	193	172
Total interest rate swaps	48,637	53,527
Forward settlement agreements (TBAs)	98	66
Mortgage loan purchase commitments	101	72
Total notional amount	$48,836	$53,665

The notional amount of our derivative contracts decreased at December 31, 2018, when compared to December 31, 2017. During 2018, we reduced our use of swapped consolidated obligation bonds in response to market conditions, and increased our utilization of discount notes and LIBOR indexed debt to capture attractive funding, match repricing structures on advances, and provide additional liquidity. For additional discussion regarding our use of derivatives, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During 2018, proceeds from the issuance of bonds and discount notes were $46.8 billion and $161.9 billion compared to $67.6 billion and $191.0 billion for the same period in 2017. We continued to issue term fixed and floating rate, callable, and step-up rate consolidated obligation bonds as well as shorter-term discount notes to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

We maintained continual access to funding and issued debt to meet the needs of our members, which generally favored the issuance of shorter-term debt. Access to debt markets has been reliable because investors, driven by increased liquidity preferences, including the effects of recent money market fund reform and our government affiliation, have sought the FHLBanks’ debt as an asset of choice, which has led to advantageous funding opportunities. However, due to the short-term maturity of the debt, we may be exposed to additional risks associated with refinancing and our ability to access the capital markets.

We are focused on maintaining an adequate liquidity balance and a funding balance between our financial assets and financial liabilities and work collectively with the other FHLBanks to manage the system-wide liquidity and funding needs. We monitor our debt refinancing risk and liquidity position primarily by tracking the maturities of financial assets and financial liabilities. In managing and monitoring the amounts of assets that require refunding, we consider contractual maturities of our financial assets, as well as certain assumptions regarding expected cash flows (i.e. estimated prepayments). External factors, including member borrowing needs, supply and demand in the debt markets, and other factors may affect liquidity balances and the funding balances between financial assets and financial liabilities. Refer to “Item 8. Financial Statements” for additional information regarding the contractual maturities or redemption terms of our financial assets and liabilities.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of February 28, 2019, our consolidated obligations were rated AA+/A-1+ by Standard and Poor’s and Aaa/P-1 by Moody’s and both ratings had a stable outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors.”

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At December 31, 2018 and 2017, the total par value of outstanding consolidated obligations for which we are primarily liable was $137.1 billion and $135.9 billion. At December 31, 2018 and 2017, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $894.5 billion and $898.3 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of February 28, 2019, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During 2018, repayments of consolidated obligations totaled $207.8 billion compared to $293.7 billion in 2017.

During 2018, advance disbursements totaled $305.2 billion compared to $266.4 billion in 2017. Advance disbursements will vary from period to period depending on member needs. During 2018, investment purchases (excluding overnight investments) totaled $98.7 billion compared to $97.8 billion during 2017. Investment purchases during each period were primarily driven by the purchase of money market investments, including secured resale agreements in an effort to manage our liquidity position.

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

LIQUIDITY REQUIREMENTS

Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2018	2017
Unencumbered marketable assets maturing within one year	$9.1	$9.7
Advances maturing in seven days or less	3.2	5.3
Unencumbered assets available for repurchase agreement borrowings	20.4	22.4
Total contingent liquidity	32.7	37.4
Liquidity needs for five calendar days	8.7	11.0
Excess contingent liquidity	$24.0	$26.4

Second, we are required to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2018	2017
Advances with maturities not exceeding five years	$102.6	$97.3
Deposits[1]	1.1	1.1
Excess liquidity[2]	$101.5	$96.2

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

Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2018	2017
Qualifying assets free of lien or pledge	$146.4	$144.9
Consolidated obligations outstanding	136.7	135.6
Excess liquidity	$9.7	$9.3
At December 31, 2018 and 2017, we were in compliance with all three of the Finance Agency liquidity requirements.

In addition to the liquidity measures previously discussed, the Finance Agency has provided us with guidance to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario (roll-off scenario) assumes that we cannot access the capital markets to issue debt for a period of 10 to 20 days with initial guidance set at 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario (renew scenario) assumes that we cannot access the capital markets to issue debt for a period of three to seven days with initial guidance set at five days and that during that time we will automatically renew maturing and called advances for all members except very large, highly-rated members. This guidance is designed to protect against temporary disruptions in the debt markets that could lead to a reduction in market liquidity and thus the inability for us to provide advances to our members. At December 31, 2018 and 2017, we were in compliance with this liquidity guidance.
During 2018, the Finance Agency finalized a new Advisory Bulletin on FHLBank liquidity (the Liquidity Guidance AB) and other guidance which specifies appropriate funding gap limits to address the risks associated with a FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. The Liquidity Guidance AB provides funding gap limits within the range of negative 10 percent to negative 20 percent for a three-month horizon and negative 25 percent to negative 35 percent for a one-year horizon. Initial guidance was set at negative 15 percent for the three-month horizon and negative 30 percent for the one-year horizon. At December 31, 2018, we adhered to this liquidity guidance. For a discussion of this Liquidity Guidance AB, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”

Capital

CAPITAL REQUIREMENTS

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock (including mandatorily redeemable capital stock), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all Class B capital stock (including mandatorily redeemable capital stock) and retained earnings. It does not include accumulated other comprehensive income (loss) (AOCI). Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At December 31, 2018 and December 31, 2017, we did not hold any nonpermanent capital. At December 31, 2018 and 2017, we were in compliance with all three of the Finance Agency’s regulatory capital requirements. Refer to “Item 8. Financial Statements and Supplementary Data — Note 15 — Capital” for additional information.

CAPITAL STOCK
Our capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. We generally issue a single class of capital stock (Class B stock) and have two subclasses of Class B capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding. All Class B capital stock issued is subject to a notice of redemption period of five years.

The capital stock requirements established in our Capital Plan are designed so that we can remain adequately capitalized as member activity changes. Our Board of Directors may make adjustments to the capital stock requirements within ranges established in our Capital Plan.

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
The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	December 31,
	2018	2017
Commercial banks	$3,829	$3,508
Savings institutions	104	145
Credit unions	495	393
Non-captive insurance companies	775	681
Captive insurance companies	210	341
Community development financial institutions	1	—
Total GAAP capital stock	5,414	5,068
Mandatorily redeemable capital stock	255	385
Total regulatory capital stock	$5,669	$5,453

The increase in regulatory capital stock held at December 31, 2018 when compared to December 31, 2017 was primarily due to an increase in GAAP activity-based capital stock resulting from an increase in member activity.

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
At December 31, 2018 and 2017, we had $255 million and $385 million of mandatorily redeemable capital stock. The decrease was due in part to the repurchase of $113 million in capital stock outstanding to a captive insurance company member during 2018. For additional information on our mandatorily redeemable capital stock, refer to “Item 8. Financial Statements and Supplementary Data — Note 15 — Capital.”

RETAINED EARNINGS
Our risk management policies include a target level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve our targeted level of retained earnings. At December 31, 2018, our actual retained earnings exceeded our retained earnings target.
Under the JCE Agreement, as amended, we are required to allocate 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately in our Statements of Condition. At December 31, 2018 and 2017, our restricted retained earnings account totaled $427 million and $335 million. One percent of our average balance of outstanding consolidated obligations for the three months ended September 30, 2018 was $1.4 billion.

DIVIDENDS

Our Board of Directors may declare and pay different dividends for each subclass of capital stock. Dividend payments may be made in the form of cash and/or additional shares of capital stock. Historically, we have only paid cash dividends. By regulation, we may only pay dividends from current earnings or unrestricted retained earnings. We are prohibited from paying a dividend in the form of additional shares of capital stock if, after the issuance, the outstanding excess capital stock would be greater than one percent of our total assets. Our Board of Directors may not declare or pay dividends if it would result in our non-compliance with regulatory capital requirements.

Our current philosophy is to pay a membership capital stock dividend similar to a reference rate of interest, such as average-three month LIBOR over time, and an activity-based capital stock dividend, when possible, at a level above the membership capital stock dividend. Our dividend rates seek to strike a balance between providing reasonable returns to members while preserving our financial position, flexibility, and ability to serve as a long-term liquidity provider. Our actual dividend is determined quarterly by our Board of Directors, based on policies, regulatory requirements, actual performance, and other considerations.

The following table summarizes dividend-related information (dollars in millions):

	For the Years Ended December 31,
	2018	2017	2016
Aggregate cash dividends paid[1]	$249	$181	$142
Effective combined annualized dividend rate paid on capital stock[2]	4.71%	3.19%	2.94%
Annualized dividend rate paid on membership capital stock	2.69%	1.06%	0.63%
Annualized dividend rate paid on activity-based capital stock	5.19%	3.63%	3.50%
Average three-month LIBOR	2.31%	1.26%	0.75%

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect our reported results and disclosures. Several of our accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others to our financial results. Given the assumptions and judgment used, we have identified the following accounting policies as critical to understanding our financial condition and results of operations:

•	fair value measurements;

•	derivatives and hedging activities; and

•	allowance for credit losses.

We evaluate our critical accounting policies and estimates on an ongoing basis. While management believes our estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and differences could be material to the financial statements.

Fair Value Measurements

We record trading securities, AFS securities, derivative assets and liabilities, and certain other assets at fair value in our Statements of Condition on a recurring basis and on occasion, certain impaired mortgage loans held for portfolio on a non-recurring basis. Fair value is a market-based measurement and is defined as the price received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date under current market conditions. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, we are required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom we would transact in that market.

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
We categorize our financial instruments carried at fair value into a three-level hierarchy. The hierarchy is based upon the transparency (observable or unobservable) of inputs used to value the asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. At December 31, 2018 and 2017, we did not carry any financial assets or liabilities, measured on a recurring basis, at fair value in our Statements of Condition based on unobservable inputs.

Refer to “Item 8. Financial Statements and Supplementary Data — Note 17 — Fair Value” for additional discussion on our fair value measurements.

Derivatives and Hedging Activities
All derivatives are recognized in the Statements of Condition at their fair values and reported as either derivative assets or derivative liabilities, net of cash collateral and accrued interest received from or pledged to clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as a derivative asset and, if negative, they are classified as a derivative liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

We transact most of our derivative transactions with large banks and major broker-dealers. Over-the-counter derivative transactions may be either executed directly with a counterparty (uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., a clearing agent) with a Derivative Clearing Organization (cleared derivatives). We utilize one Derivative Clearing Organization (Clearinghouse), CME Clearing, for all cleared derivative transactions. CME Clearing notifies the clearing agent of the required initial margin and daily variation margin payments, and the clearing agent in turn notifies the Bank. The Clearinghouse determines initial margin requirements which are considered cash collateral. Variation margin requirements with CME Clearing are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, which are a component of the derivative fair value, rather than cash collateral.

Once a derivative transaction has been accepted for clearing by a Derivative Clearing Organization (Clearinghouse), the derivative transaction is novated and the executing counterparty is replaced with the Clearinghouse. The Bank is not a derivative dealer and does not trade derivatives for short-term profit.

We document at inception all relationships between derivatives designated as hedging instruments and hedged items, our risk management objectives and strategies for undertaking various hedge transactions, and our method of assessing effectiveness for all derivatives qualifying for hedge accounting. This process includes linking all derivatives that are designated as fair value hedges to assets and liabilities in the Statements of Condition and firm commitments.
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

Beginning January 1, 2019, we adopted new hedge accounting guidance, which prospectively impacts the income statement presentation of gains (losses) on fair value hedges. In particular, changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are now recorded in net interest income in the same line as the earnings effect of the hedged item.

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

We are required by regulation to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each borrower’s credit products is calculated by applying collateral discounts, or haircuts, to the unpaid principal balance or market value, if available, of the collateral. Eligible collateral includes (i) fully disbursed whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and FFELP guaranteed student loans, (iii) cash deposited with us, and (iv) other real estate-related collateral acceptable to us, such as second lien mortgages, home equity lines of credit, municipal securities, and commercial real estate mortgages, provided such collateral has a readily ascertainable value and we can perfect a security interest in such collateral. In addition, CFIs may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each member’s capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

Using a risk-based approach and taking into consideration each borrower’s financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At December 31, 2018 and 2017, we had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of our outstanding extensions of credit.

We have never experienced a credit loss on our credit products. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on our credit products, management has determined that there were no probable credit losses on our credit products as of December 31, 2018 and 2017. Accordingly, we have not recorded any allowance for credit losses.

GOVERNMENT-INSURED MORTGAGE LOANS

We invest in government-insured fixed rate mortgage loans in both the MPF and MPP portfolios that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, we only have credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote and has never experienced a credit loss on its government-insured mortgage loans. As a result, we did not establish an allowance for credit losses for our government-insured mortgage loans at December 31, 2018 and 2017. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

CONVENTIONAL MORTGAGE LOANS

Our management of credit risk in the MPF and MPP programs involves several layers of legal loss protection that are defined in agreements among us and our participating PFIs. These loss layers vary depending on the product alternatives selected and credit profile of the loans. Our loss protection consists of the following loss layers, in order of priority:

•	Homeowner Equity.

•
Primary Mortgage Insurance (PMI). At the time of origination, PMI is required on all loans with homeowner equity of less than 20 percent of the original purchase price or appraised value, whichever is less and as applicable to the specific loan.

•	First Loss Account (FLA). For each MPF master commitment, our potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a memorandum account called the FLA.

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

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Final Rule on FHLBank Capital Requirements

On February 20, 2019, the Finance Agency published a final rule, effective January 1, 2020, that adopts, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the Finance Agency) (Finance Board) pertaining to the capital requirements for the FHLBanks. The final rule carries over most of the prior Finance Board regulations without material change but substantively revises the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions remove requirements that we calculate credit risk capital charges and unsecured credit limits based on ratings issued by a NRSRO, and instead require that we establish and use our own internal rating methodology. The rule imposes a new credit risk capital charge for cleared derivatives. The final rule also revises the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The final rule also rescinds certain contingency liquidity requirements that were part of the Finance Board regulations, as these requirements are now addressed in an Advisory Bulletin on FHLBank Liquidity Guidance issued by the Finance Agency in 2018 (see “Advisory Bulletin 2018-07 Federal Home Loan Bank Liquidity Guidance” below).
We do not expect this rule to materially affect our financial condition or results of operations.

FDIC Final Rule on Reciprocal Deposits

On February 4, 2018, the FDIC issued a final rule, effective March 6, 2019, related to the treatment of “reciprocal deposits” that implements Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule exempts, for certain insured depository institutions (depositories), certain reciprocal deposits, deposits acquired by a depository from a network of participating depositories that enables depositors to receive FDIC insurance coverage for the entire amount of their deposits, from being subject to FDIC restrictions on brokered deposits. Under the rule, well-capitalized and well-rated depositories are not required to treat reciprocal deposits as brokered deposits up to the lesser of twenty percent of their total liabilities or $5 billion. Reciprocal deposits held by depositories that are not well-capitalized and well-rated may also be excluded from brokered deposit treatment in certain circumstances.
We continue to evaluate the potential impact of the final rule, but currently do not expect the rule to materially affect our financial condition or results of operations. The rule could, however, enhance depositories’ liquidity by increasing the attractiveness of deposits that exceed FDIC insurance limits. This could affect the demand for certain advance products.
Final Rule on Golden Parachute and Indemnification Payments

On December 20, 2018, the Finance Agency published a final rule, effective January 22, 2019, on golden parachute and indemnification payments (Golden Parachute Rule) to better align the Golden Parachute Rule with areas of the Finance Agency’s supervisory concern and reduce administrative and compliance burdens. The Golden Parachute Rule sets forth the standards the Finance Agency would take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLBank or the Office of Finance to an entity-affiliated party when such entity is in a troubled condition, in conservatorship or receivership, or insolvent. The final rule amendments:

•
focus the standards on payments to and agreements with executive officers, broad-based plans covering large numbers of employees (such as severance plans), and payments made to non-executive-officer employees who may have engaged in certain types of wrongdoing; and

•	revise and clarify definitions, exemptions and procedures to implement the Finance Agency’s supervisory approach.
We do not expect this rule to materially impact our financial condition or results of operations.

Final Rule Amending AHP Regulations

On November 28, 2018, the Finance Agency published a final rule, effective December 28, 2018, that amends the operating requirements of the FHLBanks’ AHP. The final rule retains a scoring criteria method for awarding competitive AHP subsidies, but allows us to create multiple pools of competitive funds in order to target specific affordable housing needs in our district. The final rule amendments also:

•	revise the scoring criteria to create different and new scoring priorities;

•	remove the retention agreement requirement on owner-occupied units using the subsidy solely for rehabilitation;

•	increase the per-household set-aside grant amount to $22,000 with an annual housing price inflation adjustment (up from the current fixed limit of $15,000);

•	clarify the requirements for remediating AHP noncompliance;

•	prohibit our Board of Directors from delegating approval of AHP strategic policy decisions to a committee; and

•	further align AHP monitoring with certain federal government funding programs.
The majority of the rule’s provisions take effect January 1, 2021, while the removal of the owner-occupied retention agreement requirements takes effect January 1, 2020. We do not expect this rule to materially affect our financial condition or results of operations.

Finance Agency Proposed Rule on Housing Goals

On November 2, 2018, the Finance Agency published a proposed rule that would amend the existing Federal Home Loan Bank Housing Goals regulation. The proposed amendments are intended to replace existing FHLBank housing goals with a more streamlined set of goals. While the existing housing goals are established retrospectively, the proposed rule would establish the levels of annual housing goals in advance, thereby eliminating uncertainty about housing goals from year-to-year. If adopted as proposed, the proposed amendments would:

•	eliminate the $2.5 billion Acquired Member Assets (AMA) mortgage purchase volume threshold that triggers the application of housing goals;

•
establish the target level for the new prospective AMA mortgage purchase housing goal at 20 percent of total AMA mortgage purchases that are for very low-income families, low-income families, or families in low-income areas, and require that at least 75 percent of all mortgage purchases that count toward the goal be for borrowers with incomes at or below 80 percent of the area median income;

•
establish a goal that 50 percent of AMA program users meet the definition of “small members” whose assets do not exceed the “community financial institution” asset cap, which under Finance Agency regulations is currently $1.199 billion; and

•	allow the FHLBanks to request FHFA approval of alternative target percentages for mortgage purchase housing goals and small member participation goals.
We submitted a joint comment letter with the other FHLBanks on the proposed rule on January 29, 2019. We continue to evaluate the proposed rule but do not expect this rule, if adopted as proposed, to materially affect our financial condition or results of operations.
OCC, FRB, FDIC, Farm Credit Administration and Finance Agency Final Rule on Margin and Capital Requirements for Covered Swap Entities

On October 10, 2018, the Office of the Comptroller of the Currency (OCC), Federal Reserve Board (FRB), FDIC, Farm Credit Administration, and the Finance Agency published a final rule, effective November 9, 2018, that amended each agency’s rule on Margin and Capital Requirements for Covered Swap Entities (Swap Margin Rules) to conform the definition of “eligible master netting agreement” in such rules to the FRB’s, OCC’s and FDIC’s final qualified financial contract (QFC) rules. The final rule also clarifies that a legacy swap would not be deemed to be a covered swap under the Swap Margin Rules if it is amended to conform to the QFC rules. The QFC rules previously published by the OCC, FRB and FDIC require their respective regulated entities to amend covered QFCs to limit a regulated entity’s counterparty’s immediate termination or exercise of default rights in the event of bankruptcy or receivership of the regulated entity or its affiliate(s).
We do not expect this rule to materially affect our financial condition or results of operations.
Final Rule on Indemnification Payments

On October 4, 2018, the Finance Agency published a final rule, effective November 5, 2018, establishing standards for identifying when an indemnification payment by an FHLBank or the Office of Finance to an officer, director, employee, or other affiliated party in connection with an administrative proceeding or civil action instituted by the Finance Agency is prohibited or permissible. The rule generally prohibits these payments except in the following circumstances:

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

The rule also outlines the process the board of directors must undergo prior to making a permitted payment related to expenses of defending an action. We do not expect the rule to materially impact our financial condition or results of operations.
Advisory Bulletin 2018-07 Federal Home Loan Bank Liquidity Guidance

On August 23, 2018, the Finance Agency issued the Liquidity Guidance AB that communicates the Finance Agency’s expectations with respect to the maintenance of sufficient liquidity to enable us to provide advances and letters of credit for members. The Liquidity Guidance AB rescinds the 2009 liquidity guidance previously issued by the Finance Agency. Contemporaneously with the issuance of the Liquidity Guidance AB, the Finance Agency issued guidance that identifies initial thresholds for measures of liquidity within the established ranges set forth in the Liquidity Guidance AB.
The Liquidity Guidance AB provides guidance on the level of on-balance sheet liquid assets related to base case liquidity. As part of the base case liquidity measure, the guidance also includes a separate provision covering off-balance sheet commitments from standby letters of credit (SLOCs). In addition, the Liquidity Guidance AB provides guidance related to asset/liability maturity funding gap limits.
With respect to base case liquidity, the Finance Agency revised previous guidance that required us to assume a 5-day period without access to capital markets due to a change in certain assumptions underlying that guidance. Under the Liquidity Guidance AB, we are required to hold positive cash flow assuming no access to capital markets and assuming renewal of all maturing advances for a period of between ten to thirty calendar days. The Liquidity Guidance AB also sets forth the initial cash flow assumptions and formula to calculate base case liquidity. With respect to SLOCs, the guidance states that we should maintain a liquidity reserve of between one percent and 20 percent of our outstanding SLOC commitments.
With respect to funding gaps and possible asset and liability mismatches, the Liquidity Guidance AB provides guidance on maintaining appropriate funding gaps for three-month (-10 to -20 percent) and one-year (-25 to -35 percent) maturity horizons. The Liquidity Guidance AB provides for these limits to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding.
The Liquidity Guidance AB also addresses liquidity stress testing, contingency funding plans, and an adjustment to our core mission achievement calculation. Portions of the Liquidity Guidance AB were implemented on December 31, 2018, with further implementation to take place on March 31, 2019 and full implementation on December 31, 2019. The Liquidity Guidance AB may require us to hold an additional amount of liquid assets to meet the new guidance, which could reduce our ability to invest in higher-yielding assets. Further, our cost of funding may increase if we were required to achieve the appropriate funding gap with longer-term funding. We do not expect the changes to have a material effect on our financial condition or results of operations.
Adoption of Single-Counterparty Credit Limits for Bank Holding Companies and Foreign Banking Organizations by Board of Governors of the Federal Reserve System

On August 6, 2018, the Board of Governors of the Federal Reserve System published a final rule, effective October 5, 2018, establishing single-counterparty credit limits applicable to bank holding companies and foreign banking organizations with total consolidated assets of $250 billion or more, including global systemically important bank holding companies (GSIBs) in the United States. These entities are considered to be covered companies under the rule. The FHLBanks are themselves exempt from the limits and reporting requirements contained in this rule. However, credit exposure to individual FHLBanks must be monitored, and reported on as required, by any entity that is a covered company under this rule.
Under the final rule, a covered company and its subsidiaries may not have aggregate net credit exposure to an FHLBank and, if applicable, (in certain cases) economically interdependent entities in excess of 25 percent of the company’s tier 1 capital. Such credit exposure does not include advances from an FHLBank, but generally includes collateral pledged to an FHLBank in excess of a covered company’s outstanding advances. Also included towards a covered company’s net credit exposure is its investment in FHLBank capital stock and debt instruments, deposits with an FHLBank, FHLBank-issued letters of credit where a covered company is the named beneficiary, and other obligations to an FHLBank, including repurchase or reverse repurchase transactions net of collateral that create a credit exposure to an FHLBank. Intra-day exposures are exempt from the final rule.
With respect to the FHLBanks’ consolidated obligations held by a covered company, the company must monitor, and report on as required, its credit exposure for such obligations. It is not clear if the Federal Reserve will require consolidated obligations to be aggregated with other exposures to an FHLBank or the FHLBank System.

The final rule gives major covered companies (i.e., the GSIBs) until January 1, 2020 to comply, and all other covered companies will have until July 1, 2020 to comply. We do not expect the rule to materially affect our financial condition or results of operations.
OFF-BALANCE SHEET ARRANGEMENTS
Our significant off-balance sheet arrangements consist of the following:

•	joint and several liability for consolidated obligations issued on behalf of the other FHLBanks;

•	standby letters of credit;

•	standby bond purchase agreements;

•	commitments to purchase mortgage loans;

•	commitments to issue consolidated obligations; and

•	commitments to fund advances.

For a complete discussion of our off-balance sheet arrangements, refer to “Item 8 — Financial Statements and Supplementary Data — Note 18 — Commitments and Contingencies.”

CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations due by payment period at December 31, 2018 (dollars in millions):

	Payments Due by Period
	< 1 Year	1 to 3 Years	>3 to 5 Years	>5 Years	Total
Bonds[1]	$53,247	$31,804	$4,105	$4,868	$94,024
Operating leases	1	2	1	—	4
Mandatorily redeemable capital stock	2	1	28	224	255
Commitments to purchase mortgage loans	101	—	—	—	101
Pension and postretirement contributions[2]	2	2	2	4	10
Total	$53,353	$31,809	$4,136	$5,096	$94,394

1	Excludes contractual interest payments related to bonds. Total is based on contractual maturities; the actual timing of payments could be impacted by factors affecting redemptions.

2	Represents the future funding contribution for our qualified defined benefit multiemployer plan and the scheduled benefit payments for our nonqualified defined benefit plans.

RISK MANAGEMENT

We have risk management policies, established by our Board of Directors, that monitor and control our exposure to market, liquidity, credit, operational, model, information security, compliance, and strategic risk, as well as capital adequacy. Our primary risk management objective is to manage our assets and liabilities in ways that protect the par redemption value of our capital stock.We periodically evaluate our risk management policies in order to respond to changes in our financial position and general market conditions.

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

In an effort to protect MVCS from large interest rate swings, we manage the interest rate risk of our balance sheet by using hedging transactions, such as issuing consolidated obligation bonds, including floating rate, simple bullet, callable, or other structured features and entering into or canceling interest rate swaps, caps, floors, and swaptions.

We monitor and manage to the MVCS policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach requires a prompt action to address the measure outside of the policy limit and the breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. We were in compliance with the MVCS policy limits at December 31, 2018 and 2017.

Our down 200 basis point policy limit is suspended when the 10-year swap rate is below 2.50 percent and remains so for five consecutive days. At December 31, 2018, the 10-year swap rate was 2.71 percent and the associated policy limit was in effect. At December 31, 2017, the 10-year swap rate was 2.40 and had been below 2.50 for five consecutive days, and therefore the associated policy limit was suspended.

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous parallel changes in interest rates at December 31, 2018 and 2017:

	Market Value of Capital Stock Assuming Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2018	$135.3	$137.2	$137.3	$136.8	$136.1	$135.0	$132.6
2017	$133.7	$136.0	$136.4	$135.8	$134.7	$133.2	$129.9

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2018	(1.1)%	0.2%	0.3%	—%	(0.6)%	(1.3)%	(3.1)%
2017	(1.5)%	0.2%	0.4%	—%	(0.8)%	(1.9)%	(4.4)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2018	(9.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(9.0)%
2017	(12.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(12.0)%

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel changes in interest rates at December 31, 2018 and 2017:

	Market Value of Capital Stock Assuming Non-Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2018	$136.1	$137.0	$137.1	$136.8	$136.2	$135.2	$132.6
2017	$133.9	$135.3	$135.8	$135.8	$135.2	$134.2	$131.5

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2018	(0.5)%	0.1%	0.2%	—%	(0.5)%	(1.2)%	(3.1)%
2017	(1.4)%	(0.3)%	—%	—%	(0.4)%	(1.2)%	(3.2)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2018	(9.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(9.0)%
2017	(13.0)%	(5.5)%	(2.5)%	—%	(2.5)%	(5.5)%	(13.0)%

Our base case MVCS was 136.8 at December 31, 2018 compared to 135.8 at December 31, 2017. The change was primarily attributable to the following factors:

•
Increase in retained earnings: We recorded net income of $460 million during 2018, which was primarily driven by net interest income of $635 million. Dividend payments for 2018 totaled $249 million. The earnings in excess of dividend payments had a positive impact on the market value of assets, thereby increasing MVCS.

•
Increased shares of capital stock: Our capital stock balance increased at December 31, 2018 when compared to December 31, 2017 due primarily to an increase in member activity. As we issued this capital stock at par, which is below our current MVCS value, our MVCS was negatively impacted.

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
Our primary income sensitivity policy limits specify a floor on our projected return on capital stock of no less than 50 percent of average projected 3-month LIBOR over 24 months for the up and down 100 and 200 basis point parallel interest rate shift scenarios as well as for the up and down 100 basis point non-parallel interest rate shift for each shock scenario. Any policy limit breach requires a prompt action to address the measure outside of the policy limit. The breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. We were in compliance with the projected 24-month income sensitivity policy limits at both December 31, 2018 and 2017.

The following table shows our projected return on capital stock over the following 24 months and associated policy limits, assuming instantaneous parallel shifts in interest rates at December 31, 2018 and 2017:

	Projected Return on Capital Stock
	Down 200	Down 100	Base Case	Up 100	Up 200
2018	3.9%	6.1%	7.6%	8.9%	10.3%
2017	3.8%	6.0%	7.6%	8.8%	10.0%

	Policy Limits
	Down 200	Down 100	Base Case	Up 100	Up 200
2018	0.3%	0.8%	—%	1.8%	2.3%
2017	0.1%	0.6%	—%	1.6%	2.1%
The following table shows our projected return on capital stock over the following 24 months and associated policy limits, assuming instantaneous non-parallel shifts in interest rates at December 31, 2018 and 2017:

	Projected Return on Capital Stock
	Down 100	Base Case	Up 100
2018	8.1%	7.6%	7.0%
2017	7.9%	7.6%	7.2%

	Policy Limits
	Down 100	Base Case	Up 100
2018	1.5%	—%	1.1%
2017	1.3%	—%	0.9%
Our base case projected return on capital stock was 7.6 percent at December 31, 2018 and December 31, 2017. Base case projected return on capital stock remained stable, primarily attributable to the following offsetting factors:

•
Projected Net Income: Projected net income increased at December 31, 2018, when compared to December 31, 2017 due to higher interest rates and a higher balance of interest earning assets. Higher interest rates resulted in higher projected returns on capital. This had a positive impact on return on capital stock.

•
Projected Average Capital Stock: Projected average capital stock balances increased at December 31, 2018, when compared to December 31, 2017 as a result of increased member activity. This had a negative impact on projected return on capital stock.

DERIVATIVES
We use derivatives to manage interest rate risk. Finance Agency regulations and our risk management policies establish guidelines for derivatives, prohibit trading in or the speculative use of derivatives, and limit credit risk arising from derivatives.
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

The following table summarizes our interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of December 31, 2018 and 2017 (dollars in millions):

			December 31,
Hedged Item / Hedging Instrument	Hedging Strategy	Hedge Accounting Designation	2018 Notional Amount	2017 Notional Amount
Advances
Pay-fixed, receive floating interest rate swap (without options)[1,2]	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$13,676	$14,826
		Economic	16	56
Pay-fixed, receive floating interest rate swap (with options)[1]	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	476	569
Investments
Pay-fixed, receive floating interest rate swap[3]	Converts the investment’s fixed rate to a variable rate index.	Fair Value	6,705	7,408
		Economic	882	928
Mortgage Loans
Mortgage loan purchase commitment	Exposes us to fair value risk associated with fixed rate mortgage loan purchase commitments.	Economic	101	72
Forward settlement agreement	Protects against changes in market value of fixed rate mortgage loan purchase commitments resulting from changes in interest rates.	Economic	98	66
Bonds
Receive-fixed or structured, pay floating interest rate swap (without options)[4]	Converts the bond’s fixed or structured rate to a variable rate index.	Fair Value	24,969	27,862
Receive-fixed or structured, pay floating interest rate swap (with options)[4]	Converts the bond’s fixed or structured rate to a variable rate index and offsets option risk in the bond.	Fair Value	1,490	1,455
Offsetting Positions
Pay-fixed, receive-float interest rate swap and receive-fixed, pay-float interest rate swap	Represents offsetting positions on interest rate swaps acquired from the Merger.	Economic	423	423
Total			$48,836	$53,665

1	At December 31, 2018 and 2017, the par value of fixed rate advances outstanding was $39.9 billion and $37.0 billion, of which 35 percent and 41 percent were swapped to a variable rate index.

2	Includes the notional of interest rate swaps in fair value hedge relationships for forward starting advance firm commitments of $39 million and $107 million at December 31, 2018 and 2017.

3
At December 31, 2018 and 2017, the amortized cost of fixed rate AFS securities outstanding was $7.2 billion and $8.2 billion, of which 95 and 93 percent were swapped to a variable rate index. At December 31, 2018 and 2017, the fair value of fixed rate trading securities outstanding was $915 million and $977 million and all of these trading securities were swapped to a variable rate index.

4	At December 31, 2018 and 2017, the par value of fixed rate bonds outstanding was $39.8 billion and $40.3 billion, of which 66 and 73 percent were swapped to a variable rate index.

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
Mortgage Loans
We invest in fixed rate mortgage loans and certain mortgage loan purchase commitments with our PFIs that are considered derivatives. We normally hedge these commitments by selling TBA MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price. Upon expiration of the mortgage loan purchase commitment, we purchase the TBA to close the hedged position.
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

RETAINED EARNINGS TARGET LEVEL AND REGULATORY CAPITAL REQUIREMENTS

Our risk management policies include a target level of retained earnings based on the amount we believe necessary to protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We are also subject to three regulatory capital requirements. For additional information on our compliance with these requirements, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

We are required by regulation to obtain sufficient collateral to fully secure our advances and other credit products. The estimated value of the collateral required to secure each borrower’s credit products is calculated by applying collateral discounts, or haircuts, to the unpaid principal or market value, if available, of the collateral. Eligible collateral includes (i) fully disbursed whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and FFELP, (iii) cash deposited with us, and (iv) other real estate-related collateral acceptable to us, such as second lien mortgages, home equity lines of credit, municipal securities, and commercial real estate mortgages, provided such collateral has a readily ascertainable value and we can perfect a security interest in such collateral. CFIs may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each borrower’s capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

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

At December 31, 2018 and 2017, borrowers pledged $333.5 billion and $319.0 billion of collateral (net of applicable discounts) to support activity with us, including advances. At December 31, 2018 and 2017, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

The following table shows the Bank’s total exposure, including advances, as well as the collateralization percentage of outstanding exposures by borrower type (dollars in millions):

	December 31,
	2018		2017
	Sum of Total Exposure	% Collateralized	Sum of Total Exposure	% Collateralized
Commercial banks	$84,072	303%	$76,589	313%
Savings institutions	1,396	597	2,412	328
Credit unions	6,479	305	4,423	344
Non-captive insurance companies	18,644	143	19,907	136
Captive insurance companies	4,453	100	7,634	101
Community development financial institutions	3	313	3	214
Housing associates	59	252	23	289
Non-member borrowers	615	121	523	117
Total borrowers	$115,721	272%	$111,514	268%

The following table shows the amount of collateral pledged to us (net of applicable discounts) by collateral type (dollars in billions):

	December 31,
	2018			2017
Collateral Type	Discount Range[1]	Amount	% of Total	Discount Range[1]	Amount	% of Total
Single-family loans	18-36%	$198.4	59	18-39%	$197.8	62
Multi-family loans	35-35	13.1	4	37-37	9.7	3
Other real estate	18-61	92.2	28	18-61	77.1	24
Securities
Cash, agency and RMBS[2]	0-31	19.4	6	0-32	22.7	7
CMBS[3]	13-24	5.7	2	13-25	4.2	2
Government-insured loans	11-18	3.6	1	9-18	3.9	1
Secured small business and agribusiness loans	29-29	1.1	—	27-27	3.6	1
Total		$333.5	100		$319.0	100

1	Represents the range of discounts applied to the unpaid principal balance or market value of collateral pledged. The discount range for Housing Associates is 5 percent lower than the indicated range.

2	Represents cash, agency securities, and residential mortgage-backed securities (RMBS).

3	Represents commercial mortgage-backed securities (CMBS).

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on our credit products as of December 31, 2018 and 2017. Accordingly, we have not recorded any allowance for credit losses on our credit products.

MORTGAGE LOANS

We are exposed to credit risk through our participation in the MPF program and the MPP. Mortgage loan credit risk is the risk that we will not receive timely payments of principal and interest due from mortgage borrowers because of borrower defaults. Credit risk on mortgage loans is affected by a number of factors, including loan type, borrower’s credit history, and other factors such as home price fluctuations, unemployment levels, and other economic factors in the local market or nationwide.

Through our participation in the MPF program, which represented 97 percent of our mortgage loans held for portfolio at December 31, 2018, we invest in conventional and government-insured residential mortgage loans that are acquired through or purchased from a PFI. In addition, MPF Xtra, MPF Direct, and MPF Government MBS are off-balance sheet loan products that are passed through to a third-party investor and are not maintained in our Statements of Condition.

Under the MPP, we acquired single-family mortgage loans that were purchased directly from MPP PFIs. Similar to the MPF program, MPP PFIs generally originated, serviced, and credit enhanced the mortgage loans sold to us. The MPP represented three percent of our mortgage loans held for portfolio at December 31, 2018. We currently do not purchase mortgage loans under this program. All loans in this portfolio were originated prior to 2006.

The following table presents the unpaid principal balance of our mortgage loan portfolio by product type (dollars in millions):

	December 31,
Product Type	2018	2017
Conventional	$7,231	$6,472
Government	503	529
Total mortgage loan unpaid principal balance	$7,734	$7,001

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
Conventional Mortgage Loans. For our conventional mortgage loans, we have several layers of legal loss protection that are defined in agreements among us and our PFIs. These loss layers may vary depending on the product alternatives selected and credit profile of the loans. Loss layers may consist of (i) homeowner equity, (ii) PMI, (iii) a FLA, if applicable, and (iv) a credit enhancement obligation of the PFI, if applicable. For a detailed discussion of these loss layers, refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses.”

The following table shows conventional MPF and MPP loans by FICO® score. All percentages are calculated based on unpaid principal balances as of the applicable period end.

	December 31,		December 31,
	2018	2017	2018	2017
FICO® Score[1]	MPF		MPP
<620	1%	1%	—%	—%
620 to < 660	5	5	4	4
660 to < 700	12	13	20	20
700 to < 740	20	20	33	33
>= 740	62	61	43	43
Total	100%	100%	100%	100%
Weighted average FICO score	742	740	730	730

1	Represents the lowest original FICO® score of the borrowers and co-borrowers.

The following table shows conventional MPF and MPP loans by loan-to-value ratio at origination. All percentages are calculated based on unpaid principal balances as of the applicable period end.

	December 31,		December 31,
	2018	2017	2018	2017
Loan-to-Value[1]	MPF		MPP
<= 60%	12%	13%	21%	20%
> 60% to 70%	13	13	20	21
> 70% to 80%	57	58	51	52
> 80% to 90%[2]	9	8	4	4
> 90%[2]	9	8	4	3
Total	100%	100%	100%	100%
Weighted average loan-to-value	77.1%	76.5%	70.0%	71.0%

1	Represents the loan-to-value at origination for the related loan.

2	These conventional loans were required to have PMI at origination.

The following table shows the five largest state concentrations of our conventional MPF portfolio, with comparable data at December 31, 2017. All percentages are calculated based on unpaid principal balances as of the applicable period end.

	December 31,
	2018	2017
Iowa	36%	39%
Missouri	21	21
Minnesota	16	16
South Dakota	9	8
Kansas	4	3
All others	14	13
Total	100%	100%

The following table shows the five largest state concentrations of our conventional MPP portfolio, with comparable data at December 31, 2017. All percentages are calculated based on unpaid principal balances as of the applicable period end.

	December 31,
	2018	2017
California	29%	28%
Illinois	11	11
New York	8	8
Florida	6	6
Massachusetts	5	5
All others	41	42
Total	100%	100%

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage loan portfolio at the balance sheet date. The measurement of our allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, and (iii) estimating additional credit losses in the conventional mortgage loan portfolio. The allowance for credit losses on our conventional mortgage loans was $1 million at December 31, 2018 and $2 million at December 31, 2017.

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At December 31, 2018, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of eligible regulatory capital and the counterparty’s overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for extensions of unsecured credit, excluding overnight Federal funds sold, ranges from three to 15 percent based on the counterparty’s credit rating. Our total unsecured exposure to a counterparty, including overnight Federal funds sold, may not exceed twice that amount, or a total of six to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. At December 31, 2018, we were in compliance with the regulatory limits established for unsecured credit.

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

At December 31, 2018, our unsecured investment exposure consisted of Federal funds sold. The following table presents our unsecured investment exposure by counterparty credit rating and domicile at December 31, 2018 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1,2]
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$—	$350	$370	$720
U.S. branches and agency offices of foreign commercial banks
Canada	—	700	—	700
Germany	700	—	—	700
Netherlands	—	530	—	530
Australia	700	—	—	700
Norway	—	500	—	500
Finland	300	—	—	300
Total U.S. branches and agency offices of foreign commercial banks	1,700	1,730	—	3,430
Total unsecured investment exposure	$1,700	$2,080	$370	$4,150

1
Represents the lowest credit rating available for each investment based on an NRSRO. If an NRSRO rating is not available for the investment, the guarantor credit rating is used, if applicable. In instances where an NRSRO rating or guarantor rating is not available for the investment, the investment is classified as unrated.

2	Table excludes investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the FDIC.

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2018
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits	$—	$1	$—	$—	$—	$—	$1
Securities purchased under agreements to resell	—	200	250	500	—	3,750	4,700
Federal funds sold	—	1,700	2,080	370	—	—	4,150
Investment securities:
Mortgage-backed securities
GSE single-family	—	2,988	—	—	—	—	2,988
GSE multifamily	—	9,444	—	—	—	—	9,444
U.S. obligations single-family[2]	—	4,492	—	—	—	—	4,492
U.S. obligations commercial[2]	—	1	—	—	—	—	1
Private-label residential	—	4	—	5	1	—	10
Total mortgage-backed securities	—	16,929	—	5	1	—	16,935
Non-mortgage-backed securities
U.S. obligations[2]	—	2,761	—	—	—	—	2,761
GSE and Tennessee Valley Authority obligations	—	1,484	—	—	—	—	1,484
State or local housing agency obligations	967	238	—	—	—	—	1,205
Other	443	98	—	—	—	—	541
Total non-mortgage-backed securities	1,410	4,581	—	—	—	—	5,991
Total investments[3]	$1,410	$23,411	$2,330	$875	$1	$3,750	$31,777

1
Represents the lowest credit rating available for each investment based on an NRSRO. If an NRSRO rating is not available for the investment, the guarantor credit rating is used, if applicable. In instances where an NRSRO rating or guarantor rating is not available for the investment, the investment is classified as unrated.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	At December 31, 2018, 13 percent of our total investments were unsecured.

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2017
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Total
Interest-bearing deposits	$—	$1	$—	$—	$—	$1
Securities purchased under agreements to resell	1,600	—	500	2,500	—	4,600
Federal funds sold	—	600	2,530	1,120	—	4,250
Investment securities:
Mortgage-backed securities
GSE single-family	—	3,740	—	—	—	3,740
GSE multifamily	—	10,983	—	—	—	10,983
U.S. obligations single-family[2]	—	3,741	—	—	—	3,741
U.S. obligations commercial[2]	—	2	—	—	—	2
Private-label residential	—	4	—	7	1	12
Total mortgage-backed securities	—	18,470	—	7	1	18,478
Non-mortgage-backed securities
U.S. obligations[2]	—	3,296	—	—	—	3,296
GSE and Tennessee Valley Authority obligations	—	1,889	—	—	—	1,889
State or local housing agency obligations	1,122	266	—	—	—	1,388
Other	451	99	—	—	—	550
Total non-mortgage-backed securities	1,573	5,550	—	—	—	7,123
Total investments[3]	$3,173	$24,621	$3,030	$3,627	$1	$34,452

1
Represents either the lowest credit rating available for each investment based on an NRSRO, or the guarantor credit rating, if applicable. In instances where an NRSRO rating or guarantor credit rating is not available for the investment, the issuer rating is applied. For securities purchased under agreement to resell, when neither guarantor nor the issuer rating is available, the rating of the underlying collateral is applied.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	At December 31, 2017, 12 percent of our total investments were unsecured.

Our total investments decreased at December 31, 2018, when compared to December 31, 2017 due primarily to paydowns of MBS in 2018.

At December 31, 2018 and 2017, we did not consider any of our investments to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Other-Than-Temporary Impairment.”

Mortgage-Backed Securities

We limit our investments in MBS to those guaranteed by the U.S. Government or issued by a GSE. Further, our risk management policies prohibit new purchases of private-label MBS. We perform ongoing analysis on these investments to determine potential credit issues. At December 31, 2018 and 2017, we owned $16.9 billion and $18.5 billion of MBS, of which approximately 99.9 percent were guaranteed by the U.S. Government or issued by GSEs and 0.1 percent were private-label MBS at each period end.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	December 31, 2018
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Liability positions with credit exposure
Cleared derivatives[2]	40,940	(13)	70	57
Total derivative positions with credit exposure to non-member counterparties	40,940	(13)	70	57
Member institutions[3]	100	1	—	1
Total	41,040	$(12)	$70	$58
Derivative positions without credit exposure	7,796
Total notional	$48,836

1	Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.

2
Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing’s parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by Standard and Poor’s at December 31, 2018.

3	Represents mortgage loan purchase commitments with our member institutions.

The following table shows our derivative counterparty credit exposure (dollars in millions):

	December 31, 2017
Credit Rating[2]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty[1]	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A3	$5	$—	$—	$—
Liability positions with credit exposure
Uncleared derivatives
A3	144	(2)	2	—
BBB	194	(17)	18	1
Cleared derivatives[4]	43,899	(9)	108	99
Total derivative positions with credit exposure to non-member counterparties	44,242	(28)	128	100
Member institutions[3,5]	18	—	—	—
Total	44,260	$(28)	$128	$100
Derivative positions without credit exposure	9,405
Total notional	$53,665

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

5	Represents mortgage loan purchase commitments with our member institutions.

Operational Risk

We define operational risk as the risk arising from inadequate or failed processes, people, and/or systems, including those emanating from external sources. All of our activities and processes generate operational risk, including legal risk. Operational risk is inherent in all of our business activities, processes, and systems. Management has established policies and procedures to reduce the likelihood of operational risk and designed our annual risk assessment process to provide ongoing identification, measurement, and monitoring of operational risk. Due to the manual nature of many of our processes, our operational risk exposure is closely monitored. As previously discussed, we identified two material weaknesses in our internal control over financial reporting resulting from control deficiencies in our ITGCs in the areas of user access and IT change management. We are actively working to remediate the identified material weaknesses and strengthen our internal control over financial reporting. As a result of the control deficiencies and our remediation efforts, our operational risk is elevated. For additional discussion of the identified material weaknesses, refer to “Item 9A. Controls and Procedures.”

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

Information security risk includes the risk that cyber incidents could result in a failure or interruption of our business operations. We have not experienced any such disruption with a material adverse impact. However, we do rely heavily on internal and third-party information systems and other technology to conduct and manage our business and any disruptions to those items could have a material adverse impact on our financial condition and results of operations. We mitigate cybersecurity risk utilizing the concept of defense in depth, where multiple layers of security controls are implemented. Administrative, physical, and logical controls are in place for identifying, monitoring, and controlling system access, sensitive data, and system changes. In addition, we employ thorough security testing and training that includes regular third party facilitated penetration testing, as well as mandatory staff training on cyber risks. Given the importance of cybersecurity and ever-increasing sophistication of potential cyber-attacks, we expect to continue to strengthen our cyber-defenses. As a result of the control deficiencies previously discussed, our information security risk is elevated.

Compliance Risk

We define compliance risk as the risk of violations of laws, rules, regulations, regulatory and supervisory guidance, and internal policies and procedures. Our Legal and Compliance departments are responsible for coordinating with our various business units in connection with its identification, evaluation, and mitigation of our compliance risks.

Strategic Risk

We define strategic risk as the risk arising from adverse business decisions, poor implementation of business decisions, or a lack of responsiveness to changes in the industry and operating environment. We consider member concentration, legislative, and reputational risks to be components of strategic risk. From time to time, proposals are made, or legislative and regulatory changes are considered, which could affect our cost of doing business or other aspects of our business. We mitigate strategic risk through strategic business planning and monitoring of our external and internal environment. As a result of the material weaknesses previously discussed, our strategic risk has been elevated due to the reputational risk associated with material weaknesses. For additional information on some of the more important risks we face, refer to “Item 1A. Risk Factors.”

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

To the Board of Directors of the Federal Home Loan Bank of Des Moines

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Des Moines (the “Bank”) as of December 31, 2018 and 2017, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) logical access to the Bank’s information technology (IT) systems and (ii) control over IT change management.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2018 financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those financial statements.

Basis for Opinions

The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Bank’s financial statements and on the Bank’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Bank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Other Reporting Required by Government Auditing Standards

In accordance with Government Auditing Standards, we have also issued our report dated March 15, 2019 on our tests of the Bank’s compliance with certain provisions of laws, regulations, contracts and other matters. The purpose of that report is to describe the scope of our compliance testing and the results of that testing, and not to provide an opinion on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards in considering the Bank’s compliance.

/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 15, 2019

We have served as the Bank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)

	December 31,
	2018	2017
ASSETS
Cash and due from banks (Note 3)	$119	$503
Interest-bearing deposits	1	1
Securities purchased under agreements to resell	4,700	4,600
Federal funds sold	4,150	4,250
Investment securities
Trading securities (Note 4)	915	1,177
Available-for-sale securities (Note 5)	19,019	20,796
Held-to-maturity securities (fair value of $3,021 and $3,686) (Note 6)	2,992	3,628
Total investment securities	22,926	25,601
Advances (Note 8)	106,323	102,613
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $2 (Notes 9 and 10)	7,835	7,096
Accrued interest receivable	290	223
Derivative assets, net (Note 11)	58	100
Other assets	113	112
TOTAL ASSETS	$146,515	$145,099
LIABILITIES
Deposits (Note 12)
Interest-bearing	$976	$1,013
Non-interest-bearing	94	94
Total deposits	1,070	1,107
Consolidated obligations (Note 13)
Discount notes	42,879	36,682
Bonds	93,772	98,893
Total consolidated obligations	136,651	135,575
Borrowings from other FHLBanks	500	600
Mandatorily redeemable capital stock (Note 15)	255	385
Accrued interest payable	268	210
Affordable Housing Program payable (Note 14)	153	142
Derivative liabilities, net (Note 11)	9	6
Other liabilities	61	53
TOTAL LIABILITIES	138,967	138,078
Commitments and contingencies (Note 18)
CAPITAL (Note 15)
Capital stock - Class B putable ($100 par value); 54 and 51 issued and outstanding shares	5,414	5,068
Retained earnings
Unrestricted	1,623	1,504
Restricted	427	335
Total retained earnings	2,050	1,839
Accumulated other comprehensive income (loss)	84	114
TOTAL CAPITAL	7,548	7,021
TOTAL LIABILITIES AND CAPITAL	$146,515	$145,099

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)

	For the Years Ended December 31,
	2018	2017	2016
INTEREST INCOME
Advances	2,443	1,589	876
Interest-bearing deposits	1	2	3
Securities purchased under agreements to resell	73	42	19
Federal funds sold	107	72	21
Trading securities	31	44	50
Available-for-sale securities	504	368	246
Held-to-maturity securities	87	80	76
Mortgage loans held for portfolio	252	236	233
Total interest income	3,498	2,433	1,524
INTEREST EXPENSE
Consolidated obligations - Discount notes	736	521	414
Consolidated obligations - Bonds	2,095	1,239	639
Deposits	14	6	1
Mandatorily redeemable capital stock	18	17	21
Total interest expense	2,863	1,783	1,075
NET INTEREST INCOME	635	650	449
Provision (reversal) for credit losses on mortgage loans	—	—	3
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	635	650	446
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(15)	1	3
Net gains (losses) on derivatives and hedging activities	19	12	7
Gains on litigation settlements, net	—	21	376
Other, net	16	18	10
Total other income (loss)	20	52	396
OTHER EXPENSE
Compensation and benefits	62	52	53
Contractual services	12	11	10
Professional fees	19	19	12
Other operating expenses	26	21	19
Federal Housing Finance Agency	9	10	8
Office of Finance	7	7	7
Other, net	7	4	9
Total other expense	142	124	118
NET INCOME BEFORE ASSESSMENTS	513	578	724
Affordable Housing Program assessments	53	60	75
NET INCOME	$460	$518	$649

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	For the Years Ended December 31,
	2018	2017	2016
Net income	$460	$518	$649
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	(31)	132	68
Pension and postretirement benefits	1	—	(2)
Total other comprehensive income (loss)	(30)	132	66
TOTAL COMPREHENSIVE INCOME (LOSS)	$430	$650	$715

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)

	Capital Stock
	Class B (putable)
	Shares	Par Value	Additional Capital from Merger
BALANCE, DECEMBER 31, 2015	47	$4,714	$194
Comprehensive income (loss)	—	—	—
Proceeds from issuance of capital stock	60	6,050	—
Repurchases/redemptions of capital stock	(41)	(4,105)	—
Net shares reclassified (to) from mandatorily redeemable capital stock	(7)	(742)	—
Cash dividends on capital stock	—	—	(142)
BALANCE, DECEMBER 31, 2016	59	$5,917	$52
Comprehensive income (loss)	—	—	—
Proceeds from issuance of capital stock	56	5,602	—
Repurchases/redemptions of capital stock	(64)	(6,407)	—
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(44)	—
Cash dividends on capital stock	—	—	(52)
BALANCE, DECEMBER 31, 2017	51	$5,068	$—
Comprehensive income (loss)	—	—	—
Proceeds from issuance of capital stock	80	7,987	—
Repurchases/redemptions of capital stock	(76)	(7,588)	—
Net shares reclassified (to) from mandatorily redeemable capital stock	(1)	(53)	—
Cash dividends on capital stock	—	—	—
BALANCE, DECEMBER 31, 2018	54	$5,414	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL (continued from previous page)
(dollars and shares in millions)

	Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2015	$700	$101	$801	$(84)	$5,625
Comprehensive income (loss)	519	130	649	66	715
Proceeds from issuance of capital stock	—	—	—	—	6,050
Repurchases/redemptions of capital stock	—	—	—	—	(4,105)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(742)
Cash dividends on capital stock	—	—	—	—	(142)
BALANCE, DECEMBER 31, 2016	$1,219	$231	$1,450	$(18)	$7,401
Comprehensive income (loss)	414	104	518	132	650
Proceeds from issuance of capital stock	—	—	—	—	5,602
Repurchases/redemptions of capital stock	—	—	—	—	(6,407)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(44)
Cash dividends on capital stock	(129)	—	(129)	—	(181)
BALANCE, DECEMBER 31, 2017	$1,504	$335	$1,839	$114	$7,021
Comprehensive income (loss)	368	92	460	(30)	430
Proceeds from issuance of capital stock	—	—	—	—	7,987
Repurchases/redemptions of capital stock	—	—	—	—	(7,588)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(53)
Cash dividends on capital stock	(249)	—	(249)	—	(249)
BALANCE, DECEMBER 31, 2018	$1,623	$427	$2,050	$84	$7,548

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)

	For the Years Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$460	$518	$649
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	86	26	48
Net (gains) losses on trading securities	15	(1)	(3)
Net change in derivatives and hedging activities	147	5	(88)
Other adjustments	—	5	(5)
Net change in:
Accrued interest receivable	(163)	(86)	(83)
Other assets	4	(6)	(3)
Accrued interest payable	57	30	61
Other liabilities	14	(7)	84
Total adjustments	160	(34)	11
Net cash provided by (used in) operating activities	620	484	660
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	69	91	(115)
Securities purchased under agreements to resell	(100)	1,325	850
Federal funds sold	100	845	(2,825)
Loans to other FHLBanks	—	200	(200)
Trading securities
Proceeds from maturities of long-term	247	1,377	3,093
Purchases of long-term	—	—	(1,597)
Available-for-sale securities
Proceeds from sales and maturities of long-term	3,541	2,576	2,462
Purchases of long-term	(1,812)	(402)	(4,317)
Held-to-maturity securities
Proceeds from maturities of long-term	641	1,014	1,455
Purchases of long-term	—	—	(64)
Advances
Repaid	301,462	295,221	174,767
Originated or purchased	(305,197)	(266,362)	(217,392)
Mortgage loans held for portfolio
Principal collected	903	1,040	1,317
Originated or purchased	(1,662)	(1,245)	(1,509)
Other investing activities	(20)	(24)	5
Net cash provided by (used in) investing activities	(1,828)	35,656	(44,070)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)

	For the Years Ended December 31,
	2018	2017	2016
FINANCING ACTIVITIES
Net change in deposits	(5)	(2)	5
Borrowings from other FHLBanks	(100)	600	—
Net payments on derivative contracts with financing elements	(1)	(4)	(7)
Net proceeds from issuance of consolidated obligations
Discount notes	161,907	191,047	272,871
Bonds	46,812	67,555	98,684
Payments for maturing and retiring consolidated obligations
Discount notes	(155,794)	(235,329)	(290,948)
Bonds	(51,962)	(58,418)	(39,576)
Proceeds from issuance of capital stock	7,987	5,602	6,050
Payments for repurchases/redemptions of capital stock	(7,588)	(6,407)	(4,105)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(183)	(323)	(181)
Cash dividends paid	(249)	(181)	(142)
Net cash provided by (used in) financing activities	824	(35,860)	42,651
Net increase (decrease) in cash and due from banks	(384)	280	(759)
Cash and due from banks at beginning of the period	503	223	982
Cash and due from banks at end of the period	$119	$503	$223

SUPPLEMENTAL DISCLOSURES
Cash transactions:
Interest paid	$2,740	$1,776	$1,057
Affordable Housing Program payments	44	34	21
Non-cash transactions:
Capitalized interest on reverse mortgage investment securities	95	60	29
Mortgage loan charge-offs	1	1	3
Transfers of mortgage loans to other assets	3	6	7
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	53	44	742

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

Reclassifications

Certain amounts in the Bank’s 2017 and 2016 financial statements and footnotes have been reclassified to conform to the presentation as of December 31, 2018. In particular, due to the change in current presentation, variation margin on cleared derivatives has been allocated to the individual derivative instruments. Previously, this amount was included as a component of netting adjustments and cash collateral. For additional details regarding this reclassification, refer to “Note 11 — Derivatives and Hedging Activities.”

SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these estimates include the fair value of derivatives and certain investment securities that are reported at fair value in the Statements of Condition, and the allowance for credit losses on mortgage loans. Actual results could significantly differ from these estimates.
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

Financial Instruments Meeting Netting Requirements

The Bank has certain financial instruments, including derivative instruments and securities purchased under agreements to resell, that may be presented on a net basis when there is a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). The Bank has elected to offset its derivative instruments, related cash collateral, and associated accrued interest when it has met the netting requirements.

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

At December 31, 2018 and 2017, the Bank had $5 billion in securities purchased under agreements to resell. Based on the fair value of the related collateral held, the Bank’s securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at December 31, 2018 and 2017.

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
Certain changes in circumstances may cause the Bank to change its intent to hold a security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a HTM security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, non-recurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer an HTM security without necessarily calling into question its intent to hold other debt securities to maturity. In addition, the sale of a debt security that meets either of the following two conditions would not be considered inconsistent with the original classification of that security: (i) the sale occurs near enough to its maturity date (for example, within three months of maturity), or call date if exercise of the call is probable, that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value or (ii) the sale occurs after the Bank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on the debt security payable in equal installments (both principal and interest) over its term.

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

Prepayment Fees. The Bank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity. For advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of fair value hedging adjustments in advance interest income in the Statements of Income.

Advance Modifications. In cases in which the Bank funds a new advance to a borrower concurrently with or within a short period of time before or after the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. The Bank compares the present value of cash flows on the new advance to the present value of cash flows remaining on the existing advance. If there is at least a ten percent difference in the present value of the cash flows or if the Bank concludes the difference between the advances is more than minor based on a qualitative assessment of the modifications made to the original contractual terms, then the advance is accounted for as a new advance and all prepayment fees or credits net of fair value hedging adjustments are recognized immediately to advance interest income in the Statements of Income. In all other instances, the advance is accounted for as a modification.

When a new advance qualifies as a modification of an existing advance, any prepayment fee, net of fair value hedging adjustments, as well as any outstanding premiums, discounts or other adjustments, on the prepaid advance are deferred, recorded in the basis of the modified advance, and amortized over the contractual life of the modified advance using a level-yield methodology to advance interest income.

Mortgage Loans Held for Portfolio
The Bank classifies mortgage loans that it has the intent and ability to hold for the foreseeable future, or until maturity or payoff, as held for portfolio. Accordingly, these mortgage loans are reported net of premiums, discounts, basis adjustments from mortgage loan purchase commitments, charge-offs, and the allowance for credit losses. The Bank records interest on mortgage loans to interest income as earned. The Bank amortizes/accretes premiums, discounts, and basis adjustments on mortgage loan purchase commitments to income using the level-yield method over the contractual life of the mortgage loans.

Allowance for Credit Losses

An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment, if it is probable that impairment has occurred in the Bank’s portfolio as of the statement of condition date and the amount of loss can be reasonably estimated. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. See “Note 10 — Allowance for Credit Losses” for details on each of the Bank’s allowance methodologies.

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for credit products (advances, standby letters of credit, and other extensions of credit to borrowers), government-insured mortgage loans held for portfolio, conventional Mortgage Partnership Finance Program (MPF) and Mortgage Purchase Program (MPP) loans held for portfolio, and term securities purchased under agreements to resell. Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago.

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

Non-Accrual Loans. The Bank places a conventional mortgage loan on non-accrual status if it is determined that either the collection of interest or principal is doubtful or interest or principal is 90 days or more past due. The Bank does not place a government-insured mortgage loan on non-accrual status due to the U.S. Government guarantee or insurance on the loan and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. For those mortgage loans placed on non-accrual status, accrued but uncollected interest is reversed against interest income and cash payments received are recorded as a reduction of principal. In addition, premiums, discounts, and basis adjustments from mortgage loan purchase commitments are not amortized while a loan is on non-accrual status. A loan on non-accrual status may be restored to accrual status when none of its contractual principal and interest is due and unpaid and the Bank expects repayment of the remaining contractual principal and interest.

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

Individually Evaluated Impaired Loans. The Bank individually evaluates all TDRs and collateral-dependent loans for impairment. The Bank generally measures impairment of TDRs based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Collateral-dependent loans are loans in which repayment is expected to be provided solely by the sale of the underlying property; that is, there is no other available and reliable source of repayment. The Bank’s collateral-dependent loans include loans in process of foreclosure, loans 180 days or more past due, and bankruptcy loans and TDRs 60 days or more past due. The Bank measures impairment of collateral-dependent loans based on the estimated fair value of the underlying property, less estimated selling costs and expected proceeds from primary mortgage insurance (PMI). Interest income on impaired loans is recognized in the same manner as non-accrual loans.

Charge-Off Policy. A charge-off is recorded if it is estimated that the recorded investment in a loan will not be recovered. The Bank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include but are not limited to, the occurrence of foreclosure or when a loan is deemed collateral-dependent. The Bank charges-off the portion of the outstanding conventional mortgage loan balance in excess of the fair value of the underlying collateral, which is determined using property values, less estimated selling costs and expected proceeds from PMI.

Loans to/from Other FHLBanks

The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates.

Derivatives
All derivatives are recognized in the Statements of Condition at their fair values and reported as either derivative assets or derivative liabilities, net of cash collateral and accrued interest received from or pledged to clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as a derivative asset and, if negative, they are classified as a derivative liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

The Bank transacts most of its derivative transactions with large banks and major broker-dealers. Over-the-counter derivative transactions may be either executed directly with a counterparty (uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., a clearing agent) with a Derivative Clearing Organization (cleared derivatives). The Bank utilizes one Derivative Clearing Organization (Clearinghouse), CME Clearing, for all cleared derivative transactions. CME Clearing notifies the clearing agent of the required initial margin and daily variation margin payments, and the clearing agent in turn notifies the Bank. The Clearinghouse determines initial margin requirements which are considered cash collateral. Variation margin requirements with CME Clearing are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, which are a component of the derivative fair value, rather than cash collateral.
The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness for all derivatives qualifying for hedge accounting. This process includes linking all derivatives that are designated as fair value hedges to assets and liabilities in the Statements of Condition and firm commitments.
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
When fair value hedge accounting is discontinued, the Bank either terminates the derivative or continues to carry the derivative in the Statements of Condition at its fair value. For any remaining hedged item, the Bank ceases to adjust the hedged item for changes in fair value and amortizes the cumulative basis adjustment on the hedged item into earnings over the remaining contractual life of the hedged item using the level-yield method.

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
Premises, Software, and Equipment
Premises, software, and equipment are included in other assets on the Statement of Condition. The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization and computes depreciation and amortization using the straight-line method over the estimated useful lives of assets, which range from approximately three years to 40 years. Leasehold improvements, if applicable, are amortized using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank may capitalize improvements and major renewals but expenses ordinary maintenance and repairs when incurred. The Bank may capitalize and amortize the cost of computer software developed or obtained for internal use over future periods. The Bank includes gains and losses on the disposal of premises, software, and equipment in other income (loss) on the Statement of Income.
At December 31, 2018 and 2017, premises, software, and equipment totaled $76 million and $52 million, which was net of accumulated depreciation and amortization of $27 million and $23 million. At December 31, 2018, 2017, and 2016, depreciation and amortization expense for premises, software, and equipment was $9 million, $6 million, and $5 million.
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

Additional Capital from Merger

The Bank recognized the net assets acquired from the merger with the Federal Home Loan Bank of Seattle in 2015 (Merger) by recording the par value of capital stock issued in the transaction as capital stock, with the remaining portion of net assets acquired reflected in a capital account captioned “Additional capital from merger.” The Bank treated this additional capital from merger as a component of total capital for regulatory capital purposes. Dividends on capital stock were paid from this account following the Merger until the balance was depleted by the first quarter dividend payment in May 2017.
Restricted Retained Earnings
The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately in the Statements of Condition.
Gains on Litigation Settlement, Net
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
Affordable Housing Program Assessments
The FHLBank Act requires each FHLBank to establish and fund an Affordable Housing Program (AHP), which provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low to moderate income households. Annually, each FHLBank must set aside for the AHP the greater of 10 percent of its annual income subject to assessment, or its prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million per year. For purposes of the AHP assessment, income subject to assessment is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The Bank accrues this expense monthly based on its income subject to assessment. In addition to the required AHP assessment, the Bank’s Board of Directors may elect to make voluntary contributions to the AHP. The Bank reduces its AHP liability as program funds are distributed.

Note 2 — Recently Adopted and Issued Accounting Guidance

ADOPTED ACCOUNTING GUIDANCE

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07)
On March 10, 2017, the Financial Accounting Standards Board (FASB) issued amended guidance that requires an employer to disaggregate the service cost component from the other components of net periodic pension cost and net periodic postretirement benefit cost (net benefit cost). The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2018 and was adopted retrospectively. The adoption of this guidance resulted in a reclassification of other net benefit costs from “Compensation and Benefits” to “Other Expense, Net” in the Bank’s Statement of Income. The adoption of this guidance did not have a material effect on the Bank’s financial condition, result of operations, or cash flows.

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

•
Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) in the statements of condition or the accompanying notes to the financial statements.

•
Eliminates the requirement for public entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost in the statements of condition.

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

ISSUED ACCOUNTING GUIDANCE
Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as Benchmark Interest Rate for Hedge Accounting Purposes (ASU 2018-16)

On October 25, 2018, the FASB issued amended guidance to include the SOFR OIS rate as a U.S. benchmark interest rate for hedge accounting purposes. Including the OIS rate based on SOFR as an eligible benchmark interest rate during the early stages of the marketplace transition will facilitate the London Inter-bank Offered Rate (LIBOR) to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate, and are effective prospectively for qualifying new or re-designated hedging relationships entered into on or after January 1, 2019. The Bank adopted this guidance on January 1, 2019; however, the Bank did not implement any new SOFR OIS hedge strategies. It will continue to assess opportunities to expand its eligible hedge strategies in the future.

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
This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2020, and can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. The Bank is in the process of evaluating this guidance and its anticipated effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.
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

This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2019. The guidance did not affect the Bank’s application of hedge accounting for existing hedge strategies, with the exception of designation of a fallback long-haul method for its short-cut hedge strategies, which did not impact the Bank’s financial condition, results of operations or cash flows. This guidance will prospectively affect the Bank’s income statement presentation for fair value hedge relationships and will require certain new disclosures in future filings. The Bank will continue to assess opportunities enabled by the new guidance to expand its risk management strategies.

Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08)

On March 30, 2017, the FASB issued guidance to shorten the amortization period for certain purchased callable debt securities held at a premium. Specifically, this guidance requires the premium to be amortized to the earliest call date. This guidance does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2019 and was adopted on a modified retrospective basis. The adoption of this guidance did not have a material effect on the Bank’s financial condition, results of operations, or cash flows.

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

•
Entities to determine the allowance for credit losses for purchased financial assets with a more-than-insignificant amount of purchased credit deterioration (PCD) since origination that are measured at amortized cost in a similar manner to other financial assets measured at amortized cost. The initial allowance for credit losses is required to be added to the purchase price of the assets acquired.

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

This guidance is effective for the Bank for the interim and annual periods beginning on January 1, 2020. Early application is permitted as of the interim and annual reporting periods beginning after December 15, 2018. This guidance should be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In addition, entities are required to use a prospective transition approach for PCD assets upon adoption and for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Bank does not intend to adopt the new guidance early. The Bank is in the process of evaluating the impact this guidance will have on its mortgage loans held for portfolio. The Bank has evaluated the impact of this guidance on all other in-scope financial instruments, and expects zero credit losses on its advance and credit products as well as agency and government-sponsored enterprise (GSE) debt securities, and immaterial credit losses on its remaining investment portfolio. The final effect of this guidance on the Bank’s financial condition, results of operations, and cash flows will depend upon the composition of financial assets held by the Bank at the adoption date as well as the economic conditions and forecasts at that time.

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

This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2019 and was adopted on a modified retrospective basis. Upon adoption, the Bank recorded right-of-use assets and lease liabilities for its operating leases of $3 million on its statements of condition. The adoption of this guidance did not have a material effect on the Bank’s results of operations or cash flows.

Note 3 — Cash and Due from Banks

Cash and due from banks includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank.
COMPENSATING BALANCES
The Bank maintains collected cash balances with commercial banks in return for certain services. These arrangements contain no legal restrictions on the withdrawal of funds. Average collected cash balances were $63 million and $139 million for the years ended December 31, 2018 and 2017.

PASS-THROUGH DEPOSIT RESERVES

The Bank acts as a pass-through correspondent for certain member institutions required to deposit reserves with the Federal Reserve Bank of Chicago. At December 31, 2018 and 2017, pass-through deposit reserves amounted to $30 million and $26 million.

Note 4 — Trading Securities

MAJOR SECURITY TYPES

Trading securities were as follows (dollars in millions):

	December 31,
	2018	2017
Non-mortgage-backed securities
U.S. obligations[1]	$159	$197
GSE and Tennessee Valley Authority obligations	57	260
Other[2]	266	272
Total non-mortgage-backed securities	482	729
Mortgage-backed securities
GSE multifamily	433	448
Total fair value	$915	$1,177

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Consists of taxable municipal bonds.

NET GAINS (LOSSES) ON TRADING SECURITIES

The Bank did not sell any trading securities during the years ended December 31, 2018, 2017, and 2016. During the year ended December 31, 2018, the Bank recorded net holding losses of $15 million on its trading securities compared to net holding gains of $1 million and $3 million for the same periods in 2017 and 2016.

Note 5 — Available-for-Sale Securities

MAJOR SECURITY TYPES

AFS securities were as follows (dollars in millions):

	December 31, 2018
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
U.S. obligations[2]	$2,597	$8	$(3)	$2,602
GSE and Tennessee Valley Authority obligations	1,012	26	—	1,038
State or local housing agency obligations	820	—	(6)	814
Other[3]	264	11	—	275
Total non-mortgage-backed securities	4,693	45	(9)	4,729
Mortgage-backed securities
U.S. obligations single-family[2]	4,459	25	(1)	4,483
GSE single-family	794	6	(4)	796
GSE multifamily	8,986	36	(11)	9,011
Total mortgage-backed securities	14,239	67	(16)	14,290
Total	$18,932	$112	$(25)	$19,019

	December 31, 2017
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
U.S. obligations[2]	$3,096	$8	$(5)	$3,099
GSE and Tennessee Valley Authority obligations	1,197	39	—	1,236
State or local housing agency obligations	935	—	(1)	934
Other[3]	269	9	—	278
Total non-mortgage-backed securities	5,497	56	(6)	5,547
Mortgage-backed securities
U.S. obligations single-family[2]	3,716	11	(1)	3,726
GSE single-family	983	7	(2)	988
GSE multifamily	10,482	57	(4)	10,535
Total mortgage-backed securities	15,181	75	(7)	15,249
Total	$20,678	$131	$(13)	$20,796

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	Consists of taxable municipal bonds and/or Private Export Funding Corporation (PEFCO) bonds.

UNREALIZED LOSSES

The following tables summarize AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
U.S. obligations[1]	$533	$(1)	$311	$(2)	$844	$(3)
State or local housing agency obligations	211	—	586	(6)	797	(6)
Total non-mortgage-backed securities	744	(1)	897	(8)	1,641	(9)
Mortgage-backed securities
U.S. obligations single-family[1]	646	(1)	—	—	646	(1)
GSE single-family	115	—	209	(4)	324	(4)
GSE multifamily	3,239	(8)	718	(3)	3,957	(11)
Total mortgage-backed securities	4,000	(9)	927	(7)	4,927	(16)
Total	$4,744	$(10)	$1,824	$(15)	$6,568	$(25)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
U.S. obligations[1]	$29	$—	$1,783	$(5)	$1,812	$(5)
State or local housing agency obligations	6	—	655	(1)	661	(1)
Total non-mortgage-backed securities	35	—	2,438	(6)	2,473	(6)
Mortgage-backed securities
U.S. obligations single-family[1]	111	—	887	(1)	998	(1)
GSE single-family	222	(2)	53	—	275	(2)
GSE multifamily	224	(1)	1,756	(3)	1,980	(4)
Total mortgage-backed securities	557	(3)	2,696	(4)	3,253	(7)
Total	$592	$(3)	$5,134	$(10)	$5,726	$(13)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31, 2018		December 31, 2017
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$74	$74	$158	$159
Due after one year through five years	1,314	1,323	750	755
Due after five years through ten years	2,497	2,506	3,574	3,583
Due after ten years	808	826	1,015	1,050
Total non-mortgage-backed securities	4,693	4,729	5,497	5,547
Mortgage-backed securities	14,239	14,290	15,181	15,249
Total	$18,932	$19,019	$20,678	$20,796

NET GAINS (LOSSES) FROM SALE OF AFS SECURITIES

During the years ended December 31, 2018 and 2017, the Bank did not sell any AFS securities. During the year ended December 31, 2016, the Bank received $287 million in proceeds from the sale of an AFS security and recognized gross gains of less than $1 million.

Note 6 — Held-to-Maturity Securities

MAJOR SECURITY TYPES

HTM securities were as follows (dollars in millions):

	December 31, 2018
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$389	$48	$(2)	$435
State or local housing agency obligations	391	1	(1)	391
Total non-mortgage-backed securities	780	49	(3)	826
Mortgage-backed securities
U.S. obligations single-family[2]	9	—	—	9
U.S. obligations commercial[2]	1	—	—	1
GSE single-family	2,192	4	(21)	2,175
Private-label residential	10	—	—	10
Total mortgage-backed securities	2,212	4	(21)	2,195
Total	$2,992	$53	$(24)	$3,021

	December 31, 2017
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$393	$65	$—	$458
State or local housing agency obligations	454	2	(2)	454
Total non-mortgage-backed securities	847	67	(2)	912
Mortgage-backed securities
U.S. obligations single-family[2]	15	—	—	15
U.S. obligations commercial[2]	2	—	—	2
GSE single-family	2,752	7	(14)	2,745
Private-label residential	12	—	—	12
Total mortgage-backed securities	2,781	7	(14)	2,774
Total	$3,628	$74	$(16)	$3,686

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

UNREALIZED LOSSES

The following tables summarize HTM securities with unrealized losses by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage backed securities
GSE and Tennessee Valley Authority obligations	$69	$(2)	$—	$—	$69	$(2)
State or local housing agency obligations	50	—	152	(1)	202	(1)
Total non-mortgage backed securities	119	(2)	152	(1)	271	(3)
Mortgage-backed securities
U.S. obligations single-family[1]	3	—	—	—	3	—
U.S. obligations commercial[1]	—	—	1	—	1	—
GSE single-family	611	(1)	1,008	(20)	1,619	(21)
Private-label residential	—	—	6	—	6	—
Total mortgage-backed securities	614	(1)	1,015	(20)	1,629	(21)
Total	$733	$(3)	$1,167	$(21)	$1,900	$(24)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage backed securities
State or local housing agency obligations	$2	$—	$168	$(2)	$170	$(2)
Total non-mortgage backed securities	2	—	168	(2)	170	(2)
Mortgage-backed securities
U.S. obligations single-family[1]	7	—	1	—	8	—
U.S. obligations commercial[1]	1	—	1	—	2	—
GSE single-family	42	—	1,427	(14)	1,469	(14)
Private-label residential	—	—	8	—	8	—
Total mortgage-backed securities	50	—	1,437	(14)	1,487	(14)
Total	$52	$—	$1,605	$(16)	$1,657	$(16)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31, 2018		December 31, 2017
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$9	$9	$20	$20
Due after one year through five years	64	65	72	72
Due after five years through ten years	332	353	344	376
Due after ten years	375	399	411	444
Total non-mortgage-backed securities	780	826	847	912
Mortgage-backed securities	2,212	2,195	2,781	2,774
Total	$2,992	$3,021	$3,628	$3,686

Note 7 — Other-Than-Temporary Impairment

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. As part of its evaluation of securities for OTTI, the Bank considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank will recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, the Bank performs analyses to determine if any of these securities are other-than-temporarily impaired. The analysis of the Bank’s AFS and HTM investment securities in an unrealized loss position at December 31, 2018 is discussed below:

•
U.S. obligations and GSE and Tennessee Valley Authority securities. The unrealized losses were due primarily to changes in interest rates, and not to a significant deterioration in the fundamental credit quality of the obligations. The strength of the issuers’ guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. The Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at December 31, 2018.

•
State or local housing agency obligations. The unrealized losses were due to changes in interest rates and illiquidity in the credit markets, and not to a significant deterioration in the fundamental credit quality of the obligations. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at December 31, 2018.

•
Private-label residential mortgage-backed securities. On a quarterly basis, the Bank engages other designated FHLBanks to perform cash flow analyses on its private-label MBS. As of December 31, 2018, the Bank compared the present value of cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At December 31, 2018, the Bank’s cash flow analyses for private-label MBS did not project any credit losses. The Bank does not intend to sell its private-label MBS nor is it more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at December 31, 2018.

Note 8 — Advances

The Bank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics, and optionality. Fixed rate advances generally have maturities ranging from overnight to 30 years. Variable rate advances generally have maturities ranging from one year to 20 years, where the interest rates reset periodically to a specified interest rate index such as LIBOR, or other specified index.

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	December 31, 2018		December 31, 2017
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$2	3.63%	$1	3.63%
Due in one year or less	50,561	2.61	45,310	1.62
Due after one year through two years	23,946	2.61	17,094	1.79
Due after two years through three years	17,582	2.73	14,222	1.64
Due after three years through four years	4,091	2.73	17,561	1.79
Due after four years through five years	6,814	2.76	3,089	1.91
Thereafter	3,417	2.96	5,401	2.28
Total par value	106,413	2.66%	102,678	1.73%
Premiums	38		53
Discounts	(8)		(12)
Fair value hedging adjustments	(120)		(106)
Total	$106,323		$102,613

The following table summarizes advances by redemption term or next call date for callable advances, and by redemption term or next put date for putable advances (dollars in millions):

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
	2018	2017	2018	2017
Overdrawn demand deposit accounts	$2	$1	$2	$1
Due in one year or less	77,931	69,971	50,617	45,372
Due after one year through two years	11,087	16,539	24,060	17,094
Due after two years through three years	10,423	3,809	17,628	14,222
Due after three years through four years	2,357	8,511	4,078	17,520
Due after four years through five years	2,444	1,276	6,722	3,073
Thereafter	2,169	2,571	3,306	5,396
Total par value	$106,413	$102,678	$106,413	$102,678

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2018 and 2017, the Bank had callable advances outstanding totaling $35.6 billion and $27.0 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise date. Generally these put options are exercised when interest rates increase relative to contractual rates. At December 31, 2018 and 2017, the Bank had putable advances outstanding totaling $283 million and $405 million.

PREPAYMENT FEES

The Bank generally charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. For certain advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of fair value hedging adjustments in advance interest income in the Statements of Income. The Bank recorded prepayments fees on advances, net of $8 million, $2 million, and $8 million for the years ended December 31, 2018, 2017, and 2016.

CREDIT RISK EXPOSURE AND SECURITY TERMS

The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions, and insurance companies. At December 31, 2018 and 2017, the Bank had outstanding advances of $49.6 billion and $45.8 billion to one member that individually held 10 percent or more of the Bank’s advances, which represents 47 percent and 45 percent of total outstanding advances. For information related to the Bank’s credit risk exposure on advances, refer to “Note 10 — Allowance for Credit Losses.”

Note 9 — Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio includes conventional mortgage loans and government-guaranteed or -insured mortgage loans obtained through the MPF program and the MPP. The MPF program, which represented 97 percent of the Bank’s mortgage loans held for portfolio at December 31, 2018, involves investment by the Bank in single-family mortgage loans held for portfolio that are either purchased from PFIs or funded by the Bank through PFIs. MPF loans may also be acquired through participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank’s MPF PFIs generally originate, service, and credit enhance mortgage loans that are sold to the Bank. MPF PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the MPF PFI to a designated mortgage service provider.

Under the MPP, the Bank acquired single-family mortgage loans that were purchased directly from MPP PFIs. Similar to the MPF program, MPP PFIs generally originated, serviced, and credit enhanced the mortgage loan sold to the Bank. The MPP program represented three percent of the Bank’s mortgage loans held for portfolio at December 31, 2018. The Bank does not currently purchase mortgage loans under this program. All loans in this portfolio were originated prior to 2006.

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	December 31,
	2018	2017
Fixed rate, long-term single-family mortgage loans	$6,860	$5,998
Fixed rate, medium-term[1] single-family mortgage loans	874	1,003
Total unpaid principal balance	7,734	7,001
Premiums	105	98
Discounts	(5)	(6)
Basis adjustments from mortgage loan purchase commitments	2	5
Total mortgage loans held for portfolio	$7,836	$7,098
Allowance for credit losses	(1)	(2)
Total mortgage loans held for portfolio, net	$7,835	$7,096

1	Medium-term is defined as a term of 15 years or less.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	December 31,
	2018	2017
Conventional mortgage loans	$7,231	$6,472
Government-insured mortgage loans	503	529
Total unpaid principal balance	$7,734	$7,001

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

The Bank is required by regulation to obtain sufficient collateral to fully secure its advances and other credit products. The estimated value of the collateral required to secure each borrower’s credit products is calculated by applying collateral discounts, or haircuts to the unpaid principal or market value, if available, of the collateral. Eligible collateral includes (i) fully disbursed whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Government National Mortgage Association and Federal Family Education Loan Program guaranteed student loans, (iii) cash deposited with the Bank, and (iv) other real estate-related collateral acceptable to the Bank, such as second lien mortgages, home equity lines of credit, municipal securities, and commercial real estate mortgages, provided such collateral has a readily ascertainable value and the Bank can perfect a security interest in such collateral. Community financial institutions may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that the Bank has a lien on each member’s capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At December 31, 2018 and 2017, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At December 31, 2018 and 2017, none of the Bank’s credit products were past due, on non-accrual status, or considered impaired. In addition, there were no TDRs related to credit products during the years ended December 31, 2018 and 2017.

The Bank has never experienced a credit loss on its credit products. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on its credit products as of December 31, 2018 and 2017. Accordingly, the Bank has not recorded any allowance for credit losses for its credit products.

GOVERNMENT-INSURED MORTGAGE LOANS

The Bank invests in government-insured fixed rate mortgage loans in both the MPF and MPP portfolios that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote and has never experienced a credit loss on its government-insured mortgage loans. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at December 31, 2018 and 2017. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

The following table summarizes the allowance for credit losses and recorded investment of the Bank’s conventional mortgage loan portfolio by impairment methodology (dollars in millions):

	December 31,
	2018	2017
Allowance for credit losses
Collectively evaluated for impairment	$1	$2

Recorded investment[1]
Collectively evaluated for impairment	$7,306	$6,530
Individually evaluated for impairment, without a related allowance	54	61
Total recorded investment	$7,360	$6,591

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

CREDIT QUALITY INDICATORS

Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank’s key credit quality indicators for mortgage loans (dollars in millions):

	December 31, 2018
	Conventional MPF/MPP	Government-Guaranteed or -Insured[6]	Total
Past due 30 - 59 days	$49	$17	$66
Past due 60 - 89 days	14	5	19
Past due 90 - 179 days	11	4	15
Past due 180 days or more	13	4	17
Total past due mortgage loans	87	30	117
Total current mortgage loans	7,273	486	7,759
Total recorded investment of mortgage loans[1]	$7,360	$516	$7,876

In process of foreclosure (included above)[2]	$8	$2	$10
Serious delinquency rate[3]	—%	2%	—%
Past due 90 days or more and still accruing interest[4]	$—	$8	$8
Non-accrual mortgage loans[5]	$36	$—	$36

	December 31, 2017
	Conventional MPF/MPP	Government-Guaranteed or -Insured[6]	Total
Past due 30 - 59 days	$58	$19	$77
Past due 60 - 89 days	16	6	22
Past due 90 - 179 days	15	5	20
Past due 180 days or more	21	6	27
Total past due mortgage loans	110	36	146
Total current mortgage loans	6,481	507	6,988
Total recorded investment of mortgage loans[1]	$6,591	$543	$7,134

In process of foreclosure (included above)[2]	$12	$2	$14
Serious delinquency rate[3]	1%	2%	1%
Past due 90 days or more and still accruing interest[4]	$—	$11	$11
Non-accrual mortgage loans[5]	$48	$—	$48

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

2
Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans depending on their payment status.

3	Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total recorded investment.

4	Represents government-insured mortgage loans that are 90 days or more past due.

5	Represents conventional mortgage loans that are 90 days or more past due or TDRs.

6	The bank did not record any allowance for credit losses on government-guaranteed or -insured mortgage loans at December 31, 2018 and 2017.

INDIVIDUALLY EVALUATED IMPAIRED LOANS

As previously described, the Bank evaluates certain conventional mortgage loans for impairment individually. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

The Bank did not recognize any interest income on impaired loans during the years ended December 31, 2018, 2017, and 2016.

During the years ended December 31, 2018, 2017, and 2016, the average recorded investment of conventional impaired loans without an allowance was $58 million, $66 million, and $70 million.

TERM SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for its term securities purchased under agreements to resell at December 31, 2018 and 2017.

OFF-BALANCE SHEET CREDIT EXPOSURES

At December 31, 2018 and 2017, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank’s off-balance sheet credit exposures, see “Note 18 — Commitments and Contingencies.”

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

•
Consolidated Obligations. The Bank may enter into derivatives to hedge the interest rate risk associated with its consolidated obligations. For example, the Bank may issue and hedge a fixed rate consolidated obligation with an interest rate swap where the Bank receives a fixed rate coupon and pays a variable rate coupon, effectively converting the fixed rate consolidated obligation to a variable rate consolidated obligation. This type of hedge is typically treated as a fair value hedge. The Bank may also issue variable interest rate consolidated obligations indexed to LIBOR, or other specified index and simultaneously execute interest rate swaps to hedge the basis risk of the variable interest rate debt. Interest rate swaps used to hedge the basis risk of variable interest rate debt do not qualify for hedge accounting. As a result, this type of hedge is treated as an economic hedge. This strategy of issuing consolidated obligations while simultaneously entering into derivatives enables the Bank to offer a wider range of attractively priced advances to its borrowers and may allow the Bank to reduce its funding costs.

•
Firm Commitments. Certain mortgage loan purchase commitments are considered derivatives. The Bank normally hedges these commitments by selling TBA MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price. The mortgage loan purchase commitment and the TBA used in the firm commitment hedging strategy are considered economic hedges. When the mortgage loan purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized over the contractual life of the mortgage loan using the level-yield method. The Bank may also hedge a firm commitment for a forward-starting advance through the use of an interest-rate swap (fair value hedge). In this case, the interest rate swap will function as the hedging instrument for both the firm commitment and the subsequent advance and is treated as a fair value hedge.

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	December 31, 2018			December 31, 2017[1]
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$47,316	$83	$115	$52,120	$77	$151
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	1,321	20	24	1,407	20	37
Forward settlement agreements (TBAs)	98	—	—	66	—	—
Mortgage loan purchase commitments	101	1	—	72	—	—
Total derivatives not designated as hedging instruments	1,520	21	24	1,545	20	37
Total derivatives before netting and collateral adjustments	$48,836	104	139	$53,665	97	188
Netting adjustments and cash collateral[2]		(46)	(130)		3	(182)
Total derivative assets and derivative liabilities		$58	$9		$100	$6

1
To conform with current financial statement presentation, $313 million in variation margin has been allocated to the individual derivative instruments as of December 31, 2017. Previously, this amount was included with netting adjustments and cash collateral.

2
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. Cash collateral posted by the Bank and related accrued interest was $121 million and $191 million at December 31, 2018 and 2017. At December 31, 2018 and 2017, the Bank received cash collateral and related accrued interest from clearing agents and/or counterparties of $37 million and $6 million.

The following table summarizes the components of “Net gains (losses) on derivatives and hedging activities” as presented in the Statements of Income (dollars in millions):

	For the Years Ended December 31,
	2018	2017	2016
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$3	$11	$13
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	16	10	12
Forward settlement agreements (TBAs)	2	(2)	2
Mortgage loan purchase commitments	(2)	2	(2)
Net interest settlements	(3)	(12)	(18)
Total net gains (losses) related to derivatives not designated as hedging instruments	13	(2)	(6)
Price alignment amount[1]	3	3	—
Net gains (losses) on derivatives and hedging activities	$19	$12	$7

1    This amount represents interest on variation margin which is a component of the derivative fair value.

The following tables summarize, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships, the net fair value hedge ineffectiveness, and the effect of those derivatives on the Bank’s net interest income (dollars in millions):

	For the Year Ended December 31, 2018
Hedged Item Type	Net Gains (Losses) on Derivatives	Net Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$112	$(111)	$1	$(22)
Advances[2]	23	(23)	—	47
Consolidated obligation bonds	68	(66)	2	(217)
Total	$203	$(200)	$3	$(192)

	For the Year Ended December 31, 2017
Hedged Item Type	Net Gains (Losses) on Derivatives	Net Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$86	$(72)	$14	$(93)
Advances[2]	94	(92)	2	(70)
Consolidated obligation bonds	(95)	90	(5)	6
Total	$85	$(74)	$11	$(157)

	For the Year Ended December 31, 2016
Hedged Item Type	Net Gains (Losses) on Derivatives	Net Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect on Net Interest Income[1]
Available-for-sale investments	$99	$(80)	$19	$(142)
Advances[2]	147	(142)	5	(140)
Consolidated obligation bonds	(359)	348	(11)	76
Total	$(113)	$126	$13	$(206)

1
Represents the net interest settlements on derivatives in fair value hedge relationships and the amortization of the financing element of off-market derivatives, both of which are included in the interest income or interest expense line item of the respective hedged item type. The amortization for off-market derivatives totaled $1 million, $13 million and $28 million for the years ended December 31, 2018, 2017, and 2016.

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a Nationally Recognized Statistical Rating Organization, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2018 was $1 million, for which the Bank was not required to post collateral in the normal course of business. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would not have been required to deliver additional collateral to its uncleared derivatives counterparties at December 31, 2018.

For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Bank utilizes one Clearinghouse, CME Clearing, for all cleared derivative transactions. CME Clearing notifies the clearing agent of the required initial margin and daily variation margin requirements, and the clearing agent in turn notifies the Bank.

The Clearinghouse determines initial margin requirements which are considered cash collateral. Generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at December 31, 2018. Variation margin requirements with CME Clearing are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

The following table presents the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	December 31, 2018
Derivative Instruments Meeting Netting Requirements[2]	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$96	$(96)	$—
Cleared derivatives	7	50	57
Total	$103	$(46)	$57
Derivative Liabilities
Uncleared derivatives	$119	$(110)	$9
Cleared derivatives	20	(20)	—
Total	$139	$(130)	$9

1 Represents derivative assets and derivative liabilities prior to netting adjustments and cash collateral.

2 Mortgage loan purchase commitments in a derivative asset position, not subject to enforceable netting requirements, were $1 million at December 31, 2018.

The following table presents the fair value of derivative instruments meeting or not meeting the netting requirements, including the related collateral received from or pledged to counterparties and variation margin for daily settled contracts (dollars in millions):

	December 31, 2017
Derivative Instruments Meeting Netting Requirements[3]	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$88	$(87)	$1
Cleared derivatives	9	90	99
Total	$97	$3	$100
Derivative Liabilities
Uncleared derivatives	$170	$(164)	$6
Cleared derivatives	18	(18)	—
Total	$188	$(182)	$6

1     Represents derivative assets and derivative liabilities prior to netting adjustments and cash collateral.

2     To conform with current financial statement presentation, $313 million in variation margin has been allocated to the individual derivative instruments as of December 31, 2017.
Previously, this amount was included with gross amount of netting adjustments and cash collateral.

3 Mortgage loan purchase commitments not subject to enforceable netting requirements were less than $1 million at December 31, 2017.

Note 12 — Deposits
The Bank offers demand and overnight deposits as well as short-term interest bearing deposits to members and to qualifying non-members. Deposits classified as demand and overnight pay interest based on a daily interest rate. Short-term interest bearing deposits pay interest based on a fixed rate determined at the issuance of the deposit. Average interest rates paid on interest-bearing deposits were 1.48 percent, 0.59 percent, and 0.08 percent for the years ended December 31, 2018, 2017, and 2016.
The following table details the Bank’s interest bearing and non-interest bearing deposits (dollars in millions):

	December 31,
	2018	2017
Interest-bearing
Demand and overnight	$823	$745
Term	153	268
Non-interest-bearing
Demand	94	94
Total	$1,070	$1,107

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At December 31, 2018 and 2017, the total par value of outstanding consolidated obligations of the FHLBanks was $1,031.6 billion and $1,034.2 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	December 31, 2018		December 31, 2017
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$43,052	2.34%	$36,740	1.20%
Discounts and concessions[1]	(173)		(58)
Total	$42,879		$36,682

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	December 31, 2018		December 31, 2017
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$53,247	2.08%	$50,077	1.32%
Due after one year through two years	22,326	2.50	32,249	1.43
Due after two years through three years	9,478	1.97	3,177	2.84
Due after three years through four years	1,881	2.53	7,422	1.69
Due after four years through five years	2,224	2.58	1,507	2.42
Thereafter	4,868	3.51	4,752	3.10
Total par value	94,024	2.26%	99,184	1.54%
Premiums	152		193
Discounts and concessions[1]	(48)		(60)
Fair value hedging adjustments	(356)		(424)
Total	$93,772		$98,893

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	December 31,
	2018	2017
Non-callable or non-putable	$89,549	$97,196
Callable	4,475	1,988
Total par value	$94,024	$99,184

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

	December 31,
Year of Contractual Maturity or Next Call Date	2018	2017
Due in one year or less	$55,672	$53,196
Due after one year through two years	22,696	31,059
Due after two years through three years	9,333	3,192
Due after three years through four years	1,656	7,032
Due after four years through five years	1,864	1,282
Thereafter	2,803	3,423
Total par value	$94,024	$99,184

Bonds are issued with fixed or variable rate payment terms that use a variety of indices for interest rate resets such as LIBOR or other specified index. To meet the specific needs of certain investors, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features. When bonds are issued on the Bank’s behalf, it may concurrently enter into a derivative agreement to effectively convert the fixed rate payment stream to variable or to offset the embedded features in the bond.
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

Note 14 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and fund an AHP, which provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low to moderate income households. Each FHLBank is required to contribute to its AHP the greater of 10 percent of its annual income subject to assessment, or its prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. For purposes of the AHP assessment, income subject to assessment is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency. The Bank accrues the AHP assessment monthly based on its income subject to assessment and reduces the AHP liability as program funds are distributed.

If the Bank experienced a net loss during a quarter, but still had income subject to assessment for the year, the Bank’s obligation to the AHP would be calculated based on its year-to-date income subject to assessment. If the Bank had income subject to assessment in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, it would have no obligation to the AHP for the year, because its required annual AHP contribution is limited to its annual income subject to assessment. If the aggregate 10 percent AHP calculation previously discussed was less than $100 million for the FHLBanks, each FHLBank would be required to contribute a prorated sum to ensure that the aggregate contribution by the FHLBanks equals $100 million. The pro-ration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the year, subject to the annual income limitation previously discussed. In addition to the required AHP assessment, the Bank’s Board of Directors may elect to make voluntary contributions to the AHP.

There was no shortfall, as described above, in 2018, 2017, or 2016. If an FHLBank finds that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make any such application in 2018, 2017, or 2016.

The following table presents a rollforward of the Bank’s AHP liability (dollars in millions):

	For the Years Ended December 31,
	2018	2017	2016
Balance, beginning of year	$142	$116	$62
Assessments	53	60	75
Disbursements, net[1]	(42)	(34)	(21)
Balance, end of year	$153	$142	$116

1	Includes $2 million of funds reimbursed to the AHP during 2018.

Note 15 — Capital

CAPITAL STOCK

The Bank’s capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. The Bank generally issues a single class of capital stock (Class B capital stock) and has two subclasses of Class B capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding in the Bank’s Statements of Condition. All capital stock issued is subject to a notice of redemption period of five years.

The capital stock requirements established in the Bank’s Capital Plan are designed so that the Bank can remain adequately capitalized as member activity changes. The Bank’s Board of Directors may make adjustments to the capital stock requirements within ranges established in the Capital Plan.

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days’ written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At December 31, 2018 and 2017, the Bank’s excess capital stock outstanding was less than $1 million.

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

At December 31, 2018 and 2017, the Bank’s mandatorily redeemable capital stock totaled $255 million and $385 million. If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense. The Bank recorded interest expense on mandatorily redeemable capital stock of $18 million, $17 million, and $21 million for the years ended December 31, 2018, 2017, and 2016.

As a result of the final rule on membership issued by the Finance Agency effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance companies ineligible for FHLBank membership. On the effective date of the final rule, the Bank reclassified the total outstanding capital stock held by all of the captive insurance companies that were Bank members, to mandatorily redeemable capital stock. In accordance with the final rule, on February 17, 2017, the Bank terminated the membership of all captive insurance company members that were admitted as members after September 12, 2014, (the date the Finance Agency proposed this rule) and repurchased outstanding capital stock held by captive insurance company members in the amount of $148 million. Captive insurance company members that were admitted as members prior to September 12, 2014, will also have their memberships terminated no later than February 19, 2021.

The following table summarizes changes in mandatorily redeemable capital stock (dollars in millions):

	For the Years Ended December 31,
	2018	2017	2016
Balance, beginning of period	$385	$664	$103
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	53	44	742
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(183)	(323)	(181)
Balance, end of period	$255	$385	$664

The following table summarizes the Bank’s mandatorily redeemable capital stock by year of contractual redemption (dollars in millions):

	December 31,
Year of Contractual Redemption[1]	2018	2017
Due in one year or less	$2	$4
Due after one year through two years	—	2
Due after two years through three years	1	—
Due after three years through four years	10	1
Due after four years through five years	18	22
Thereafter[2]	210	341
Past contractual redemption date due to outstanding activity with the Bank	14	15
Total	$255	$385

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

RESTRICTED RETAINED EARNINGS

The Bank entered into a JCE Agreement with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At December 31, 2018 and 2017, the Bank’s restricted retained earnings account totaled $427 million and $335 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in AOCI (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Notes 5)	Pension and postretirement benefits (Note 16)	Total AOCI
Balance, December 31, 2015	$(82)	$(2)	$(84)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	68	—	68
Reclassification from AOCI to net income
Amortization - pension and postretirement	—	(2)	(2)
Net current period other comprehensive income (loss)	68	(2)	66
Balance, December 31, 2016	(14)	(4)	(18)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	132	—	132
Net current period other comprehensive income (loss)	132	—	132
Balance, December 31, 2017	118	(4)	114
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(31)	—	(31)
Reclassification from AOCI to net income
Amortization - pension and postretirement	—	1	1
Net current period other comprehensive income (loss)	(31)	1	(30)
Balance, December 31, 2018	$87	$(3)	$84

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At December 31, 2018 and 2017 the Bank did not hold any nonpermanent capital.

If the Bank’s capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations.

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions) as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$1,146	$7,719	$1,041	$7,292
Regulatory capital	$5,861	$7,719	$5,804	$7,292
Leverage capital	$7,326	$11,579	$7,255	$10,937
Capital-to-assets ratio	4.00%	5.27%	4.00%	5.03%
Leverage ratio	5.00%	7.90%	5.00%	7.54%

CAPITAL CLASSIFICATION DETERMINATION

The Bank is subject to the Finance Agency’s regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, establishes criteria for four capital classifications (adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. The Bank satisfied these requirements at December 31, 2018, and was classified as adequately capitalized. If the Bank becomes classified into a capital classification other than adequately capitalized, it will be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

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

The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2017. The Bank’s contributions for the plan years ended June 30, 2017 and June 30, 2016 were not more than five percent of the total contributions to the Pentegra DB Plan.

The following table summarizes the net pension cost and funded status of the Pentegra DB Plan (dollars in millions):

	2018	2017	2016
Net pension cost[1]	$1	$—	$4
Pentegra DB Plan’s funded status as of July 1	109.86%	111.30%	104.12%
Des Moines Bank DB Plan’s funded status as of July 1	107.53%	106.65%	106.67%
Seattle Bank DB Plan’s funded status as of July 1	106.00%	109.81%	108.16%

1	Represents the net pension cost charged to compensation and benefits expense in the Statements of Income for the years ended December 31, 2018, 2017, and 2016.

The Pentegra DB Plan’s funded status as of July 1, 2018 is preliminary and may further increase because plan participants are permitted to make contributions for the plan year ended June 30, 2018 through March 31, 2019. Contributions made on or before March 15, 2019, and designated for the plan year ended June 30, 2018, will be included in the final valuation as of July 1, 2018. The final funded status as of July 1, 2018 will not be available until the Form 5500 for the plan year July 1, 2018 through June 30, 2019 is filed (this Form 5500 is due to be filed no later than April 2020).

The Pentegra DB Plan’s funded status as of July 1, 2017 includes all contributions made by plan participants through March 15, 2018. The final funded status as of July 1, 2017 will not be available until the Form 5500 for the plan year July 1, 2017 through June 30, 2018 is filed (this Form 5500 is due to be filed no later than April 2019).
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

Note 17 — Fair Value

Fair value amounts are determined by the Bank using available market information and reflect the Bank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., exit price). The fair value hierarchy requires an entity to maximize the use of significant observable inputs and minimize the use of significant unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of market observability of the fair value measurement for the asset or liability.

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications would be reported as transfers in/out as of the beginning of the quarter in which the changes occur. The Bank had no transfers of assets or liabilities between fair value levels during the years ended December 31, 2018, 2017, or 2016.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments at December 31, 2018 (dollars in millions). The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio on a non-recurring basis. The Bank records all other financial assets and liabilities at amortized cost. The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]	Total
Assets
Cash and due from banks	$119	$119	$—	$—	$—	$119
Interest-bearing deposits	1	—	1	—	—	1
Securities purchased under agreements to resell	4,700	—	4,700	—	—	4,700
Federal funds sold	4,150	—	4,150	—	—	4,150
Trading securities	915	—	915	—	—	915
Available-for-sale securities	19,019	—	19,019	—	—	19,019
Held-to-maturity securities	2,992	—	3,011	10	—	3,021
Advances	106,323	—	106,317	—	—	106,317
Mortgage loans held for portfolio, net	7,835	—	7,749	57	—	7,806
Accrued interest receivable	290	—	290	—	—	290
Derivative assets, net	58	—	104	—	(46)	58
Other assets	27	27	—	—	—	27
Liabilities
Deposits	(1,070)	—	(1,070)	—	—	(1,070)
Borrowings from other FHLBanks	(500)	—	(500)	—	—	(500)
Consolidated obligations
Discount notes	(42,879)	—	(42,870)	—	—	(42,870)
Bonds	(93,772)	—	(93,828)	—	—	(93,828)
Total consolidated obligations	(136,651)	—	(136,698)	—	—	(136,698)
Mandatorily redeemable capital stock	(255)	(255)	—	—	—	(255)
Accrued interest payable	(268)	—	(268)	—	—	(268)
Derivative liabilities, net	(9)	—	(139)	—	130	(9)

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

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments at December 31, 2017 (dollars in millions):

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$503	$503	$—	$—	$—	$503
Interest-bearing deposits	1	—	1	—	—	1
Securities purchased under agreements to resell	4,600	—	4,600	—	—	4,600
Federal funds sold	4,250	—	4,250	—	—	4,250
Trading securities	1,177	—	1,177	—	—	1,177
Available-for-sale securities	20,796	—	20,796	—	—	20,796
Held-to-maturity securities	3,628	—	3,674	12	—	3,686
Advances	102,613	—	102,708	—	—	102,708
Mortgage loans held for portfolio, net	7,096	—	7,124	64	—	7,188
Accrued interest receivable	223	—	223	—	—	223
Derivative assets, net	100	—	97	—	3	100
Other assets	28	28	—	—	—	28
Liabilities
Deposits	(1,107)	—	(1,107)	—	—	(1,107)
Borrowing from other FHLBanks	(600)	—	(600)	—	—	(600)
Consolidated obligations
Discount notes	(36,682)	—	(36,674)	—	—	(36,674)
Bonds	(98,893)	—	(99,150)	—	—	(99,150)
Total consolidated obligations	(135,575)	—	(135,824)	—	—	(135,824)
Mandatorily redeemable capital stock	(385)	(385)	—	—	—	(385)
Accrued interest payable	(210)	—	(210)	—	—	(210)
Derivative liabilities, net	(6)	—	(188)	—	182	(6)

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. To conform with current financial statement presentation, $313 million in variation margin has been allocated to the individual derivative instruments as of December 31, 2017. Previously, this amount was included with netting adjustments and cash collateral.

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

As of December 31, 2018 and 2017, multiple prices were received for the majority of the Bank’s trading and AFS investment securities. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Derivative Assets and Liabilities. The fair value of derivatives is generally estimated using standard valuation techniques such as discounted cash flow analyses and comparisons to similar instruments, and includes variation margin payments for daily settled contracts. In limited instances, fair value estimates for interest-rate related derivatives may be obtained using an external pricing model that utilizes observable market data. The Bank is subject to credit risk in derivatives transactions due to the potential nonperformance of its derivatives counterparties. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral/payments is posted daily, through a clearing agent, for changes in the fair value of cleared derivatives. To mitigate credit risk on uncleared derivatives, the Bank enters into master netting agreements with its counterparties as well as collateral agreements that have collateral delivery thresholds. The Bank has evaluated the potential for the fair value of its derivatives to be affected by counterparty credit risk and its own credit risk and has determined that no adjustments were significant to the overall fair value measurements.

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

For forward settlement agreements (TBAs), the Bank utilizes TBA securities prices that are determined by coupon class and expected term until settlement. For mortgage loan purchase commitments, the Bank utilizes TBA securities prices adjusted for factors such as credit risk and servicing spreads.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2018 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S. obligations	$—	$159	$—	$—	$159
GSE and Tennessee Valley Authority obligations	—	57	—	—	57
Other non-MBS	—	266	—	—	266
GSE multifamily MBS	—	433	—	—	433
Total trading securities	—	915	—	—	915
Available-for-sale securities
U.S. obligations	—	2,602	—	—	2,602
GSE and Tennessee Valley Authority obligations	—	1,038	—	—	1,038
State or local housing agency obligations	—	814	—	—	814
Other non-MBS	—	275	—	—	275
U.S. obligations single-family MBS	—	4,483	—	—	4,483
GSE single-family MBS	—	796	—	—	796
GSE multifamily MBS	—	9,011	—	—	9,011
Total available-for-sale securities	—	19,019	—	—	19,019
Derivative assets, net
Interest-rate related	—	104	—	(46)	58
Other assets	27	—	—	—	27
Total recurring assets at fair value	$27	$20,038	$—	$(46)	$20,019
Liabilities
Derivative liabilities, net
Interest-rate related	—	(139)	—	130	(9)
Total recurring liabilities at fair value	$—	$(139)	$—	$130	$(9)

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

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. To conform with current financial statement presentation, $313 million in variation margin has been allocated to the individual derivative instruments as of December 31, 2017. Previously, this amount was included with netting adjustments and cash collateral.

FAIR VALUE ON A NON-RECURRING BASIS

The Bank measures certain impaired mortgage loans held for portfolio at level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. At December 31, 2018 and 2017, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $1 million and $7 million. These fair values were as of the date the fair value adjustment was recorded during the years ended December 31, 2018 and 2017.

Note 18 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At December 31, 2018 and 2017, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $894.5 billion and $898.3 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	December 31, 2018			December 31, 2017
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1]	$8,924	$170	$9,094	$8,594
Standby bond purchase agreements	229	446	675	755
Commitments to purchase mortgage loans	101	—	101	72
Commitments to issue bonds	60	—	60	—
Commitments to fund advances	40	10	50	1,138

1	Excludes commitments to issue standby letters of credit of $3 million and $7 million at December 31, 2018 and 2017.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 13 years, currently no later than 2025. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $2 million and $3 million at December 31, 2018 and 2017.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At December 31, 2018, the Bank had standby bond purchase agreements with seven housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2024. During the years ended December 31, 2018, 2017, and 2016, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not to exceed 45 days. These commitments are considered derivatives and their estimated fair value at December 31, 2018 and 2017 is reported in “Note 11 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Commitments to Issue Bonds. At December 31, 2018, the Bank had commitments to issue $60 million of consolidated obligation bonds. At December 31, 2017, the Banks had no commitments to issue consolidated obligation bonds.

Commitments to Fund Advances. The Bank enters into commitments that legally bind it to fund additional advances up to 24 months in the future. At December 31, 2018 and 2017, the Bank had commitments to fund advances of $50 million and $1.1 billion.

Lease Commitments. The Bank charged to operating expenses net rental costs of $2 million for the years ended December 31, 2018, 2017, and 2016. Total future minimum lease payments for premises and equipment were $4 million at December 31, 2018. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from the increases in property taxes and maintenance expenses. These increases are not expected to have a material effect on the Bank.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a memorandum account called the FLA. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $115 million and $104 million at December 31, 2018 and 2017.
Legal Proceedings. As a result of the Merger with the Seattle Bank in 2015, the Bank has been involved in a number of legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairment of certain private-label MBS. Of the 11 cases initially filed, one has been dismissed, two have been settled in part and dismissed in part, and eight have been settled. The Bank appealed the one complete dismissal and two partial dismissals covering the claims related to five certificates across three different cases. The appellate court affirmed the dismissal of the claims related to four certificates in December 2017 and affirmed the dismissal of the remaining certificate in May 2018. In January 2018, the Bank filed petitions for discretionary review of the appellate court’s rulings in December related to four of the certificates with the Washington Supreme Court. On May 3, 2018, the Court granted those petitions. The aggregate consideration paid for these four certificates is $567 million. Oral arguments were heard on October 9, 2018 and the Bank is currently awaiting the Court’s decision. In June 2018, the Bank filed a petition for discretionary review of the appellate court’s ruling in May on the fifth certificate. The aggregate consideration paid for that one certificate is $200 million. The Washington Supreme Court has not yet acted on that petition. Other than the private-label MBS litigation, the Bank does not believe any legal proceedings to which it is a party could have a material impact on its financial condition, results of operations, or cash flows.
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
The Bank records legal expenses related to litigation settlements as incurred in other expense in the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement.  During the year ended December 31, 2018, the Bank did not recognize net gains on litigation settlements. During the year ended December 31, 2017 and 2016, the Bank recognized $21 million and $376 million in net gains on litigation settlements.

Note 19 — Activities with Stockholders

The Bank is a cooperative. This means the Bank is owned by its customers, whom the Bank calls members. As a condition of membership in the Bank, all members must purchase and maintain membership capital stock based on a percentage of their total assets, subject to a minimum and maximum amount, as of the preceding December 31st. Each member is also required to purchase and maintain activity-based capital stock to support certain business activities with the Bank. All transactions with stockholders are entered into in the ordinary course of business.

TRANSACTIONS WITH DIRECTOR’S FINANCIAL INSTITUTIONS

In the normal course of business, the Bank extends credit to its members whose directors and officers serve as Bank directors (Directors’ Financial Institutions). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms and conditions as those with any other member.

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	December 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total
Advances	$6,991	7	$6,036	6
Mortgage loans	96	1	68	1
Deposits	12	1	39	4
Capital stock	328	6	297	5

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At December 31, 2018, the Bank had the following business concentrations with stockholders (dollars in millions):

	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans[4]	Income[2]
Wells Fargo Bank, N.A.	$1,994	35	$49,575	$25	$1,167
Superior Guaranty Insurance Company[3]	18	—	—	420	—
Total	$2,012	35	$49,575	$445	$1,167

1
Pursuant to applicable Finance Agency regulations, the Bank’s voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank’s capital stock.

2
Represents interest income earned on advances during the year ended December 31, 2018. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

3	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

4
PFI rights and obligations associated with MPP mortgage loans of $27 million were transferred from Wells Fargo Trust Company, N.A. (formerly Wells Fargo Bank Northwest N.A.) to Wells Fargo Bank, N.A. during the year ended December 31, 2018.

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

3	Superior Guaranty Insurance Company and Wells Fargo Bank Northwest, N.A. were affiliates of Wells Fargo Bank, N.A. at December 31, 2017.

LEASE TRANSACTIONS

On January 2, 2007, the Bank executed a 20 year lease with Wells Fargo Financial, an affiliate of our member, Wells Fargo Bank, for approximately 43,000 square feet of office space for the Bank’s headquarters. On June 22, 2017, a storm pipe broke at the Bank’s then headquarters causing significant water damage to the Bank’s office space and rendering it uninhabitable. As a result of the water damage, the estimated time to complete repairs, and the Bank’s plan to relocate its headquarters to a building in downtown Des Moines that it purchased in April of 2017, the Bank terminated its lease with Wells Fargo Financial effective September 30, 2017. The Bank paid net lease termination fees of $0.8 million to Wells Fargo Financial related to the termination. The Bank entered into a nine month lease agreement with Wells Fargo Financial effective September 30, 2017, to lease approximately 1,200 square feet of the former headquarters that was not damaged to serve general business functions. The Bank paid rent to Wells Fargo Financial in the amount of less than $1 million for the years ended December 31, 2018 and 2017 and $1.3 million for the year ended December 31, 2016.

Note 20 — Activities with Other FHLBanks

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the years ended December 31, 2018, 2017, and 2016 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2018
Boston	$—	$800	$(800)	$—
San Francisco	—	300	(300)	—
Dallas	—	500	(500)	—
	$—	$1,600	$(1,600)	$—

2017
Topeka	$—	$50	$(50)	$—
San Francisco	200	—	(200)	—
	$200	$50	$(250)	$—

2016
Cincinnati	$—	$100	$(100)	$—
San Francisco	—	200	—	200
	$—	$300	$(100)	$200

The following table summarizes borrowing activity from other FHLBanks during the years ended December 31, 2018, 2017, and 2016 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2018
Atlanta	$200	$500	$(200)	$500
Boston	400	—	(400)	—
San Francisco	—	500	(500)	—
	$600	$1,000	$(1,100)	$500

2017
Atlanta	$—	$200	$—	$200
Boston	—	400	—	400
	$—	$600	$—	$600

2016
Atlanta	$—	$300	$(300)	$—
Boston	—	100	(100)	—
Chicago	—	200	(200)	—
Cincinnati	—	300	(300)	—
Indianapolis	—	300	(300)	—
New York	—	300	(300)	—
San Francisco	—	500	(500)	—
	$—	$2,000	$(2,000)	$—

At December 31, 2018, 2017, and 2016, the interest income and expense related to these transactions was immaterial.

Advance Transfers. The Bank may purchase or sell advances from/to other FHLBanks. These transfers are accounted for in the same manner as an advance origination with a member bank. During the year ended December 31, 2017, a member of the Federal Home Loan Bank of Chicago (Chicago Bank) re-designated its charter, and concurrently transferred its Federal Home Loan Bank membership from the Chicago Bank to the Des Moines Bank. In conjunction with this transfer and at request of the member, the Bank purchased $37 million of par value advances outstanding to this member from the Chicago Bank and recorded related premiums of $1 million. There were no advance transfers during the years ended December 31, 2018 and 2016.

Note 21 — Subsequent Events

Subsequent events have been evaluated from January 1, 2019, through the time of the Form 10-K filing with the Securities and Exchange Commission. No material subsequent events requiring disclosure were identified.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
Selected Quarterly Financial Information

The following table presents a summary of our Statements of Condition (dollars in millions):

	2018
Statements of Condition	December 31,	September 30,	June 30,	March 31,
Cash and due from banks	$119	$155	$201	$194
Investments[1]	31,777	35,139	33,019	33,370
Advances	106,323	100,787	109,963	108,253
Mortgage loans held for portfolio, net[2]	7,835	7,549	7,310	7,112
Total assets	146,515	144,095	150,981	149,347
Consolidated obligations
Discount notes	42,879	42,101	43,122	33,930
Bonds	93,772	92,998	98,468	106,204
Total consolidated obligations[4]	136,651	135,099	141,590	140,134
Mandatorily redeemable capital stock	255	277	373	356
Total liabilities	138,967	136,790	143,442	141,912
Capital stock — Class B putable	5,414	5,163	5,420	5,372
Retained earnings	2,050	2,019	1,977	1,904
Accumulated other comprehensive income (loss)	84	123	142	159
Total capital	7,548	7,305	7,539	7,435

	2017
Statements of Condition	December 31,	September 30,	June 30,	March 31,
Cash and due from banks	$503	$218	$964	$237
Investments[1]	34,452	39,341	37,763	41,792
Advances	102,613	117,514	118,878	123,609
Mortgage loans held for portfolio, net[3]	7,096	7,031	6,953	6,870
Total assets	145,099	164,545	164,988	172,918
Consolidated obligations
Discount notes	36,682	52,976	66,558	72,549
Bonds	98,893	102,294	89,171	90,956
Total consolidated obligations[5]	135,575	155,270	155,729	163,505
Mandatorily redeemable capital stock	385	422	480	494
Total liabilities	138,078	157,047	157,592	165,469
Capital stock — Class B putable	5,068	5,624	5,623	5,803
Additional capital from merger	—	—	—	9
Retained earnings	1,839	1,774	1,684	1,590
Accumulated other comprehensive income (loss)	114	100	89	47
Total capital	7,021	7,498	7,396	7,449

1	Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and HTM securities.

2	Includes an allowance for credit losses of $1 million, $1 million, $1 million, and $2 million at December 31, 2018, September 30, 2018, June 30, 2018, and March 31, 2018.

3	Includes an allowance for credit losses of $2 million at December 31, 2017, September 30, 2017, June 30, 2017, and March 31, 2017.

4
The total par value of outstanding consolidated obligations of the FHLBanks was $1,031.6 billion, $1,019.1 billion, $1,059.9 billion, and $1,019.2 billion at December 31, 2018, September 30, 2018, June 30, 2018, and March 31, 2018.

5
The total par value of outstanding consolidated obligations of the FHLBanks was $1,034.2 billion, $1,028.7 billion, $1,011.5 billion, and $959.3 billion at December 31, 2017, September 30, 2017, June 30, 2017, and March 31, 2017.

The following tables present a summary of our Statements of Income (dollars in millions):

	For the Three Months Ended
	2018
Statements of Income	December 31,	September 30,	June 30,	March 31,
Net interest income	$155	$156	$167	$157
Other income (loss)[1]	(3)	7	8	8
Other expense[2]	41	36	32	33
AHP assessments	11	14	14	14
Net income	100	113	129	118

	For the Three Months Ended
	2017
Statements of Income	December 31,	September 30,	June 30,	March 31,
Net interest income	$153	$174	$170	$153
Provision (reversal) for credit losses on mortgage loans	(1)	1	—	—
Other income (loss)[1]	7	4	6	35
Other expense[2]	31	30	31	32
AHP assessments	14	15	15	16
Net income	116	132	130	140

1
Other income (loss) includes, among other things, net gains (losses) on investment securities and net gains (losses) on derivatives and hedging activities. During the three months ended March 31, 2017, other income (loss) was impacted by net gains on litigation settlements. We did not record any litigation settlements during 2018 or the three months ended December 31, 2017, September 30, 2017 and June 30, 2017.

2	Other expense includes, among other things, compensation and benefits, professional fees, contractual services, and gains and losses on REO.

Investment Portfolio Analysis

The following table summarizes the carrying value of our investment portfolio (dollars in millions):

	December 31,
	2018	2017	2016
Trading securities
U.S. obligations[1]	$159	$197	$216
GSE and Tennessee Valley Authority obligations	57	260	1,611
Other[2]	266	272	273
Mortgage-backed securities
GSE multifamily	433	448	453
Total trading securities	915	1,177	2,553
Available-for-sale securities
U.S. obligations[1]	2,602	3,099	3,529
GSE and Tennessee Valley Authority obligations	1,038	1,236	1,351
State or local housing agency obligations	814	934	1,009
Other[2]	275	278	278
Mortgage-backed securities
U.S. obligations single-family[1]	4,483	3,726	3,838
GSE single-family	796	988	1,261
GSE multifamily	9,011	10,535	11,703
Total available-for-sale securities	19,019	20,796	22,969
Held-to-maturity securities
GSE obligations and Tennessee Valley Authority obligations	389	393	397
State or local housing agency obligations	391	454	688
Mortgage-backed securities
U.S. obligations single-family[1]	9	15	26
U.S. obligations commercial[1]	1	2	4
GSE single-family	2,192	2,752	3,543
Private-label residential	10	12	16
Total held-to-maturity securities	2,992	3,628	4,674
Interest-bearing deposits	1	1	2
Securities purchased under agreements to resell	4,700	4,600	5,925
Federal funds sold	4,150	4,250	5,095
Total investments	$31,777	$34,452	$41,218

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Represents Private Export Funding Corporation and/or taxable municipal bonds.

The following table summarizes the carrying value and yield characteristics of our investment portfolio on the basis of remaining terms to contractual maturity at December 31, 2018 (dollars in millions):

	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Total
Trading securities
U.S. obligations	$—	$—	$64	$95	$159
GSE and Tennessee Valley Authority obligations	—	—	—	57	57
Other[1]	12	132	73	49	266
Mortgage-backed securities
GSE multifamily	—	356	77	—	433
Total trading securities	12	488	214	201	915
Yield on trading securities	4.15%	2.87%	3.14%	4.77%
Available-for-sale securities
U.S. obligations	29	543	2,030	—	2,602
GSE and Tennessee Valley Authority obligations	29	614	38	357	1,038
State or local housing agency obligations	16	127	251	420	814
Other[1]	—	40	186	49	275
Mortgage-backed securities
U.S. obligations single-family	—	—	—	4,483	4,483
GSE single-family	—	—	—	796	796
GSE multifamily	21	3,632	5,358	—	9,011
Total available-for-sale securities	95	4,956	7,863	6,105	19,019
Yield on available-for-sale securities	3.35%	2.84%	2.84%	2.91%
Held-to-maturity securities
GSE and Tennessee Valley Authority obligations	—	—	260	129	389
State or local housing agency obligations	9	65	71	246	391
Mortgage-backed securities
U.S. obligations single-family	—	—	—	9	9
U.S. obligations commercial	—	—	1	—	1
GSE single-family	—	5	173	2,014	2,192
Private-label residential	—	—	4	6	10
Total held-to-maturity securities	9	70	509	2,404	2,992
Yield on held-to-maturity securities	2.69%	2.69%	3.52%	3.04%
Total investment securities	116	5,514	8,586	8,710	22,926
Interest-bearing deposits	1	—	—	—	1
Securities purchased under agreements to resell	4,700	—	—	—	4,700
Federal funds sold	4,150	—	—	—	4,150
Total investments	$8,967	$5,514	$8,586	$8,710	$31,777

1	Private Export Funding Corporation and/or taxable municipal bonds.

At December 31, 2018, we had investments with a carrying value greater than 10 percent of our total capital with the following issuers (dollars in millions):

	Carrying Value	Fair Value
Fannie Mae	$10,272	$10,263
Ginnie Mae	4,492	4,492
Freddie Mac	2,539	2,531
Export-Import Bank of the United States	2,518	2,518
CF Secured, LLC	1,000	1,000
Daiwa Capital Markets America Inc.	1,000	1,000
Total	$21,821	$21,804

Loan Portfolio Analysis
The following table presents supplemental information on our mortgage loans held for portfolio (dollars in millions):

	December 31,
	2018	2017	2016	2015	2014
Past due 90 days or more and still accruing interest[1]	$8	$11	$14	$14	$11
Non-accrual mortgage loans[2]	$36	$48	$60	$78	$59
Allowance for credit losses
Balance, beginning of year	$2	$2	$1	$5	$8
Charge-offs[3]	—	(1)	(2)	(6)	(1)
Recoveries	—	1	—	—	—
Provision (reversal) for credit losses on mortgage loans	(1)	—	3	2	(2)
Balance, end of year	$1	$2	$2	$1	$5
Non-accrual mortgage loans
Gross interest income that would have been recorded based on original terms during the year	$2
Interest actually recognized into net income during the year	—
Interest shortfall	$2

1	Represents government-insured mortgage loans that are 90 days or more past due.

2
Represents conventional mortgage loans that are 90 days or more past due and troubled debt restructurings. For information related to the Bank’s accounting treatment of non-accrual mortgage loans and troubled debt restructurings, refer to “Note 1 — Summary of Significant Accounting Policies.”

3	The ratio of net charge-offs to average mortgage loans outstanding was one percent or less for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.

Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following table summarizes our short-term borrowings for the years ended December 31, 2018, 2017, and 2016 (dollars in millions):

	Discount Notes[1]			Bonds[2]
	2018	2017	2016	2018	2017	2016
Outstanding at end of the period	$42,879	$36,682	$80,947	$3,493	$12,522	$35,361
Weighted-average rate at end of the period	2.34%	1.20%	0.49%	2.25%	1.23%	0.65%
Daily-average outstanding for the period	$38,986	$61,953	$93,282	$8,060	$24,337	$28,344
Weighted-average rate for the period	1.89%	0.84%	0.44%	1.76%	0.85%	0.55%
Highest outstanding at any month-end	$43,122	$80,421	$110,175	$12,037	$39,001	$38,018

1 Values are derived using the carrying value of discount notes.

2 Values are derived using the carrying value of bonds.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act) is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our President and CEO, and chief financial officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the annual period covered by this report. Based on that evaluation, and management’s identification of material weaknesses in our internal control over financial reporting at December 31, 2018, our President and CEO, and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2018.
Changes in Internal Control over Financial Reporting
For the quarter ended December 31, 2018, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on its assessment, management determined that due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified two material weaknesses in our internal control over financial reporting as of December 31, 2018:

1.
We did not maintain effective user access controls to ensure appropriate segregation of duties and adequate restrictions on user and privileged access to the Bank’s IT applications, programs, and data. Specifically, we identified control deficiencies related to the provisioning, internal transfer, and removal of user access. Accordingly, our management has determined these deficiencies in the aggregate constitute a material weakness.

2.
We did not maintain effective control over IT change management, including controls to monitor developers’ access to production and testing of program changes. These controls are necessary to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately. We identified control deficiencies related to the approval of changes, execution of quality assurance reviews, and the monitoring of unauthorized system changes. Accordingly, our management has determined these deficiencies in the aggregate constitute a material weakness.

These IT deficiencies did not result in a material misstatement to the annual and interim financial statements, however, they could result in a misstatement potentially impacting all financial statement accounts and disclosures that would not be prevented or detected on a timely basis. Also, the deficiencies could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions). In addition, these deficiencies could affect the IT controls and underlying data that support the effectiveness of system-generated data and reports.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Refer to “Item 8. Financial Statements and Supplementary Data - Report of Independent Register Public Accounting Firm” for their audit report.
Remediation of Material Weaknesses in Internal Control over Financial Reporting
Management is committed to improving our overall system of internal control over financial reporting, including taking necessary steps to fully remediate the identified material weaknesses. The following briefly describes certain remediation actions we have taken or plan to take to address these material weaknesses:

1.
Management plans to re-evaluate IT governance and controls and update procedures related to access management. In addition, we are in the process of implementing an automated access management system to centralize the access request and approval process.

2.	Management plans to evaluate and update system monitoring activities, change management process designs, and procedures.

3.
Training will be provided to IT personnel focusing on controls related to user access and change-management over IT systems. Additionally, training will address ITGCs, policies, and the impact of IT controls on our internal control over financial reporting.

Management believes that the measures described above should be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. We cannot assure you, however, that these steps will remediate such weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions.

ITEM 9B. OTHER INFORMATION

PricewaterhouseCoopers LLP (PwC) serves as the independent registered public accounting firm for our Bank. Securities and Exchange Commission Rule 2-01(c)(1)(ii)(A) of Regulation S-X (the Loan Rule) prohibits an accounting firm, such as PwC, from having certain financial relationships with its audit clients and affiliated entities. Specifically, the Loan Rule provides, in relevant part, that an accounting firm generally would not be independent if it receives a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.”
PwC has advised our Bank as of December 31, 2018 and December 31, 2017 that it, along with certain PwC staff, including members of the audit engagement team, have a borrowing relationship with a Bank member (referred below as the “lender”) who owns more than 10 percent of our capital stock, which under the Loan Rule, could call into question PwC’s independence with respect to the Bank. We are providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of our Bank.
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

Additionally, our Audit Committee assessed PwC’s ability to perform an objective and impartial audit, and continue to conclude that PwC has maintained objectivity and impartiality in connection with its audit of our financial statements. The conclusion is based on the unique nature and status of our Bank, and due to our ownership structure and limited voting rights of our members. In addition to the above listed considerations, the Audit Committee considered the following:

•	as of December 31, 2018 and December 31, 2017, no officer or director of the lender served on the Board of Directors of the Bank; and

•	the lender is subject to the same terms and conditions for conducting business with the Bank as any other member.

Based on the Audit Committee’s evaluation, the Audit Committee has concluded that PwC’s ability to exercise objective and impartial judgment on all issues encompassed within PwC’s audit engagement has not been impaired.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The Board of Directors is responsible for monitoring our compliance with Finance Agency regulations and establishing policies and programs that carry out our mission. The Board of Directors adopts, reviews, and oversees the implementation of policies governing our advance, mortgage loan, investment, and funding activities. Additionally, the Board of Directors adopts, reviews, and oversees the implementation of policies that manage our exposure to market, liquidity, credit, operational, model, information security, compliance, and strategic risk, as well as capital adequacy.
Our Board is comprised of Member Directors elected by our member institutions on a state-by-state basis and Independent Directors elected by all of our members. Our Board includes thirteen Member Directors and nine Independent Directors, two of whom serve as public interest directors. Under the FHLBank Act, the only matters submitted to shareholders for votes are (i) the annual election of our Directors and (ii) any proposed agreement to merge with one or more FHLBanks. Finance Agency regulations require all of our Directors to be elected by our members. No member of management may serve as a director of an FHLBank.
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
On an annual basis, our Board of Directors performs an assessment of the directors’ backgrounds, expertise and qualifications against the skills and qualifications it desires on the Board of Directors. Furthermore, each director annually certifies that he/she continues to meet all applicable statutory and regulatory eligibility and qualification requirements. In connection with the election or appointment of Independent Directors, the Independent Director completes an application to serve on the Board of Directors. As a result of the assessment and as of the filing date of this Form 10-K, nothing has come to the attention of the Board of Directors or management to indicate that any of the current directors do not continue to possess the necessary experience, qualifications, attributes, or skills, as described in each director’s biography.

Information regarding our current directors and executive officers is provided in the following sections. There are no family relationships among our directors or executive officers. The table below shows membership information for the Bank’s Board of Directors at February 28, 2019:

				Expiration of
				Current Term As
		Member or		Director as of	Board
Director	Age	Independent	Director Since	December 31	Committees
J. Benson Porter (chair)	53	Member	June 1, 2015	2020	a, e, f,
Ellen Z. Lamale (vice chair)	65	Independent	January 1, 2012	2019	a, c, g
Ruth B. Bennett	66	Independent	June 1, 2015	2020	b, e
David P. Bobbitt	71	Member	June 1, 2015	2022	e, f
Karl A. Bollingberg	56	Member	January 1, 2019	2022	c, g
Steven L. Bumann	65	Member	January 1, 2015	2021	b, e
Christine H. H. Camp	52	Member	January 1, 2018	2021	d, g
Marianne M. Emerson *	71	Independent	June 1, 2015	2019	c, g
David J. Ferries	64	Member	June 1, 2015	2022	b, d
Chris D. Grimm	60	Member	January 1, 2010	2019	e, f
Teresa J. Keegan	56	Member	January 1, 2012	2019	a, e, g
Michelle M. Keeley	54	Independent	January 1, 2015	2022	a, e, f
John F. Kennedy, Sr. *	63	Independent	May 14, 2007	2020	a, b, c
Joe R. Kesler	63	Member	March 9, 2018	2019	d, f
John A. Klebba	62	Member	January 1, 2018	2021	b, c
James G. Livingston	53	Member	June 1, 2015	2021	a, b, e
Lauren M. MacVay	50	Member	January 1, 2018	2021	a, c, g
Michael W. McGowan	50	Independent	June 1, 2015	2019	c, g
Elsie M. Meeks	65	Independent	January 1, 2015	2022	a, b, d
Cynthia A. Parker	65	Independent	June 1, 2015	2021	d, f
John H. Robinson	68	Independent	May 14, 2007	2019	d, f
Robert A. Stuart	50	Member	January 1, 2017	2020	d, f

a)	Executive and Governance Committee

b)	Audit Committee

c)	Risk Committee

d)	Housing and Community Investment Committee

e)	Member and Finance Committee

f)	Human Resources and Compensation Committee (Compensation Committee)

g)	Business Operations and Technology Committee

*	Public Interest Independent Director

The following describes the principal occupation, business experience, qualifications, and skills, among other matters of the 22 directors who currently serve on our Board of Directors. Except as otherwise indicated, each Director has been engaged in the principal occupation indicated for at least the past five years.
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
Ruth B. Bennett has served as principal of RB Bennett Enterprises LLC, a real estate brokerage firm in Vancouver, Washington, since 2008. From 1973 to 2007, she served in various capacities at the Bonneville Power Administration, a federal electrical utility in Portland, Oregon, including chief operating officer (COO) from 2003 to 2007. Ms. Bennett serves on the boards of Vancouver Affordable housing and Pacific Northern Environmental. She is a former board member of First Independent Bank, the regional Columbia-Willamette YMCA, and Pacific Health SW Medical Center where she was a hospital board chair for three years. Ms. Bennett was elected to the Seattle Bank’s board in 2014 and served on the Seattle Bank’s board until the Merger in 2015. Ms. Bennett’s experience in strategic planning, organizational and enterprise risk management, finance, and accounting, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as vice chair of the Audit Committee.
David P. Bobbitt has served as chairman and CEO of Community 1st Bank in Post Falls, Idaho, since 2007. Mr. Bobbitt previously served as president of Sterling Savings Bank in Spokane, Washington, from 2004 to 2006. His banking career has also included positions with Idaho First National Bank and West One Bank. Mr. Bobbitt serves as chair of Pacific Coast Banking School and is on the boards of Kootenai Electric Cooperative, currently audit chair, and immediate past chairman of Coeur d’ Alene Chamber of Commerce. Mr. Bobbitt was appointed to the Seattle Bank’s board in 2012 and later elected to the Seattle Bank’s board from the state of Idaho in 2014. He served on the Seattle Bank’s board until the Merger in 2015. Mr. Bobbitt’s experience in financial and risk management and his leadership and management skills, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as the vice chair of the Compensation Committee.
Karl A. Bollingberg has served as loan participation advisor of Alerus Financial in Grand Forks, North Dakota since 2018. In his position as loan participation advisor, Mr. Bollingberg is responsible for building a specialized line of business for Alerus in North Dakota and across the upper Midwest. Prior to his current role, Mr. Bollingberg held various roles at Alerus from 1987 to 2018. Mr. Bollingberg worked for U.S. Bank, N.A. from 1985 to 1987. Mr. Bollingberg is active in a number of civic organizations including board member and past chair for the Regional Economic Development Corporation, advisory board member for the Bank of North Dakota, past chair of the Regional Airport Authority, and was campaign chairperson for the Community Violence and Intervention Center Shelter Project. Mr. Bollingberg’s involvement in and knowledge of banking and business development, as indicated by his background, support his qualifications to serve on our Board of Directors.

Steven L. Bumann has served as CFO at BankWest, Inc. in Pierre, South Dakota, since 1995. Mr. Bumann has more than 30 years of banking experience and had held various leadership roles within the financial industry, including vice president and senior vice president roles at BankWest, Inc. He also earned his CPA while working for a local CPA firm and spent time working for the South Dakota Department of Legislative Audit. Mr. Bumann currently serves on the board of directors of the South Dakota Bankers Association and its Legislative Committee. He also serves on his local church Board of Elders, and the Board of Avera Foundation in Pierre, South Dakota. Mr. Bumann’s position as an officer of a member institution and his involvement and knowledge of accounting, auditing, and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Member and Finance Committee.
Christine H. H. Camp has served as a director on the board of Central Pacific Bank in Honolulu, Hawaii since 2004. During her 14 year tenure, she has served as vice chair of the Loan Committee and currently serves as the chair of the Compensation Committee and as a member of the Audit and Governance Committees. Ms. Camp has been the president & CEO of Avalon Group, a real estate development and brokerage services firm she founded in 1999. Avalon develops residential and commercial projects in the range of $20 million to $300 million, including affordable apartment complexes in the state of Hawaii. Ms. Camp’s position as a director of a member institution and her involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve on our Board of Directors.
Marianne M. Emerson served from 2007 to 2012 as chief information officer (CIO) for the Seattle Housing Authority, a public corporation providing affordable housing to more than 25,000 low-income Seattle residents. She retired from the Seattle Housing Authority in 2012. From 1982 to 2007, she served in a number of IT positions at the Federal Reserve Board in Washington, D.C. including CIO from 2002 to 2007. She has also served as president of the Ray Solem Foundation since 2007, a foundation that donates money to organizations that creatively help immigrants become productive citizens. From 1998 to 2003, she also served as secretary of the board of directors of the FRB Federal Credit Union. Ms. Emerson was elected to the Seattle Bank’s board in 2008 and served on the Seattle Bank’s board until the Merger in 2015. Ms. Emerson’s knowledge of financial, organizational, and risk management, project development, and IT, support her qualifications to serve as a Public Interest Independent Director on our Board of Directors.
David J. Ferries is vice president and director of First Federal Bank & Trust, in Sheridan, Wyoming, a position he has held since June of 2018. Previously, he served as president and CEO of First Federal Bank & Trust since 2002. Prior to joining First Federal in 2002, he served as senior vice president of First Interstate Bank, where he held a variety of increasingly responsible positions during his service there. Mr. Ferries is a director of the Whitney Benefits Educational Foundation and the Big Sky Chapter of Risk Management Association. He has also served as a director of other national, civic, and professional organizations, including the Fannie Mae National Advisory Board, Northern Wyoming Community College Foundation, Wyoming Bankers Association, Forward Sheridan, Inc., and the Sheridan Economic and Educational Development Authority Joint Powers Board. He recently completed a multi-year appointment by the Office of the Comptroller of the Currency to the Mutual Savings Association Advisory Committee. Mr. Ferries was elected to the Seattle Bank’s board from the state of Wyoming in 2011 and served on the Seattle Bank’s board until the Merger in 2015. Mr. Ferries’ experience in strategic planning and risk management, and his leadership and management skills, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Housing and Community Investment Committee.
Chris D. Grimm joined BANK, Wapello, Iowa, as its president and CEO in 2001. Prior to accepting his current role at BANK, Mr. Grimm held a number of positions unrelated to the financial services industry. Mr. Grimm’s position as an officer of a member institution and his involvement in and knowledge of financial management, as indicated by his background, support his qualifications to serve on our Board of Directors.
Teresa J. Keegan has served as executive vice president and CFO of Fidelity Bank in Edina, Minnesota since 2018. Ms. Keegan previously served as senior vice president and CFO since 2002. Ms. Keegan has over 30 years of financial management experience in the areas of finance, IT, human resources, audit, and compliance. She previously served on the board of Habitat for Humanity of Minnesota and Minnesota Bankers Association Insurance and Services, Inc. Ms. Keegan’s position as an executive officer of a member institution and her involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve on our Board of Directors. She currently serves as chair of the Member and Finance Committee.

Michelle M. Keeley retired from her position as executive vice president of equities and fixed income investments for RiverSource Investments, LLC, a division of Ameriprise Financial Services in Minneapolis, Minnesota, in 2010. Prior to joining RiverSource, Investments, LLC, Ms. Keeley held a number of different investment and leadership positions, including managing director and senior management team member at Zurich Global Assets in New York. In addition to serving on our Board of Directors, Ms. Keeley is a director of the Bridge Builder Trust mutual funds, an Edward Jones affiliated company. Ms. Keeley also serves as a director of the Minneapolis-based non-profit organization, Graywolf Press. Ms. Keeley’s involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as chair of the Compensation Committee.
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
John A. Klebba has been the CEO and chairman of the board of Legends Bank in Linn, Missouri, and its holding company, Linn Holding Company, since April 2018. He previously served as the president, CEO, and chairman of the board of Legends Bank and its holding company, Linn Holding Company, since February 2004. He has been with the bank since 1991. Prior to that he was a partner in the Kansas City office of the law firm of Lewis Rice and Fingersh, where his practice concentrated on corporate and banking law. He is also the managing member of JHK Farm, LLC, a family-owned cow/calf operation in Osage County, Missouri. Mr. Klebba is a former member of the board of the American Bankers Association and a former chairman of the Missouri Bankers Association, and is currently the chairman of the Board of Regents of the State Technical College of Missouri, a member of the board of the Missouri Higher Education Savings Program, as well as a board member of a number of charitable organizations. Mr. Klebba’s position as an officer of a member institution and his involvement in and knowledge of financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Risk Committee.
James G. Livingston has served as executive vice president, senior vice president, and vice president at Zions Bancorporation, National Association, located in Salt Lake City, Utah, since 2017, 2011 and 2005, respectively. Prior to joining Zions in 2005, Mr. Livingston worked for Ziff Brothers Investments, in New York City. He has also been an assistant professor of accounting at Southern Methodist University in Dallas, Texas. Mr. Livingston was elected to the Seattle Bank’s board from the state of Utah in 2007 and served on the Seattle Bank’s board until the Merger in 2015. Mr. Livingston’s position as an officer of a member institution and his involvement and knowledge of auditing, accounting, derivatives, as well as, financial, organizational, and risk management experience, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Audit Committee.
Lauren M. MacVay is currently the CEO of True North Federal Credit Union in Juneau, Alaska, a position she has held since 2004. Ms. MacVay has 23 years of banking experience. Prior to her current role, she held various leadership and management roles after joining True North Federal Credit Union in 1995. Before relocating to Alaska and beginning her banking career, Ms. MacVay was a practicing attorney in Pennsylvania for several years. Currently, Ms. MacVay serves on the board of directors of the Alaska Credit Union League and the Juneau Economic Development Council. Ms. MacVay’s position as an officer of a member institution and her involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve on our Board of Directors. She currently serves as chair of the Business Operations and Technology Committee.

Michael W. McGowan has served as chair and CEO of DCM Limited, a global business and information technologies consulting firm, since 2007. He is also currently a principal in two software development companies, General UI, Seattle, Washington and BuildandCapture.com, Missoula, Montana. He was the primary founder of Nova Biosource Fuels, Inc., a publicly traded renewable energy company, and continues to be involved in developing sustainable resource companies. Prior to entering the technology sector, from 1997 to 2007, Mr. McGowan worked in the banking and financial management industry as an investment advisor and trust officer. Mr. McGowan was elected to the Seattle Bank’s board in 2012 and served on the Seattle Bank’s board until the Merger in 2015. Mr. McGowan’s experience and knowledge of capital markets, IT (cybersecurity), and strategic business planning support his qualifications to serve as an Independent Director on our Board of Directors. He currently serves as vice chair of the Business Operations and Technology Committee.
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

Executive Officers
The following persons currently serve as executive officers of the Bank:

			Position Held
Executive Officer	Age	Position Held	Since
Michael L.Wilson	62	President and Chief Executive Officer	April 2016
Joseph E. Amato	60	Executive Vice President and Chief Financial Officer	May 2016
Daniel D. Clute	53	Executive Vice President and Chief Business Officer	October 2012
Sunil U. Mohandas	59	Executive Vice President and Chief Risk and Compliance Officer	October 2017
Dusan Stojanovic	59	Executive Vice President and Chief Operating Officer	June 2017
Nancy L. Betz	60	Senior Vice President and Chief Human Resources and Administrative Officer/Office of Minority Women Inclusion	June 2017
Aaron B. Lee	46	Senior Vice President, General Counsel, and Corporate Secretary	March 2013
Kelly E. Rasmuson	56	Senior Vice President and Chief Audit Executive	June 2016
Linda N. Betz	57	Senior Vice President and Chief Information Security Officer	March 2018
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
Daniel D. Clute has served as Executive Vice President and CBO since October of 2012. Mr. Clute is responsible for the Bank’s credit and mortgage sales, marketing communications, community investment, and government and external relations. He joined the Bank in August 2011 as Senior Vice President and Director of Communications and External Relations. Prior to joining the Bank, his career included senior roles in treasury, corporate finance, public affairs, and elected public service. From 2007 to 2011, he served as vice president and treasurer of Wells Fargo Financial, Inc., a unit of Wells Fargo & Company, where he was responsible for funding, treasury operations, and asset-liability management. From 2000 to 2007, Mr. Clute served in several roles at Citigroup, including as the senior finance and administrative officer for a Citi Cards operations center and the state director of public affairs for Citigroup businesses in Iowa. From 1989 to 2000, he served in several management roles at Wells Fargo Financial, Inc. in its treasury operations. Mr. Clute served as an elected member of the Iowa House of Representatives from 2007 to 2009 and prior to that was an elected member of the Clive, Iowa, City Council from 2002 to 2007. He also has a long history of non-profit board of director leadership, including president of the board of directors of Habitat for Humanity of Iowa, Inc. He was appointed by the governor of Iowa in 2012 and 2016 to serve four-year terms on the Board of Directors of the Iowa Student Loan Liquidity Corporation. Mr. Clute received his undergraduate and MBA degrees from the University of Iowa in 1988 and 1989, respectively.

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
Dusan Stojanovic has served as Executive Vice President and COO since June 2017. He has management responsibility for IT and information security, as well as member and financial operations. Mr. Stojanovic joined the Bank as the Bank’s Financial Risk Officer in March 2008. From 2009 through May 2017, Mr. Stojanovic served as CRO. Prior to joining the Bank, Mr. Stojanovic held a variety of regulatory risk management and model validation positions with the Federal Reserve Bank of Chicago from 2006 to 2008, Federal Reserve Bank of Richmond from 2005 to 2006, and Federal Reserve Bank of St. Louis from 1995 to 2003. From 2003 to 2004, Mr. Stojanovic served as the vice governor for banking supervision at the National Bank of Serbia. Mr. Stojanovic received his undergraduate degree in Economics from the University of Belgrade and his M.A. and Ph.D. degrees in Economics from Washington University in St. Louis, Missouri. He also holds the Chartered Financial Analyst (CFA) designation from the CFA institute.
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
Linda N. Betz has served as Chief Information Security Officer (CISO) since March of 2018. Ms. Betz is responsible for information security strategy, policy, and technical capabilities. Prior to joining the Bank, her career included serving as chief information security officer at Travelers Insurance from 2011 to 2018. Prior to that, Ms. Betz was the director of IT Policy and Information Security at IBM from 2004 to 2011. Ms. Betz received a B.S. in Computer Science and Mathematics from SUNY Albany in 1982. She received her M.S. in Computer Science from Marist College in 1988. She received her Ph.D. from Nova Southeastern University in Information Systems in 2016. Ms. Betz was on the board of trustees for the University of St. Joseph in West Hartford, CT from 2013 to 2018. Ms. Betz was the president of the Industry Consortium for the Advancement of Security on the Internet (ICASI) from 2009 to 2011. She is currently on the board of directors of the Financial Services Information Sharing and Analysis Center (FS-ISAC).

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
Audit Committee
The purpose of the Audit Committee is to assist the Board of Directors in fulfilling its review and oversight responsibilities for (i) the integrity of the Bank’s financial statements and financial reporting process and systems of internal accounting and financial reporting controls, (ii) the independence, scope of audit services, and performance of the Bank’s internal audit function as well as the appointment or replacement of the Bank’s chief audit executive, (iii) the selection and replacement, qualifications, independence, scope of audit, and performance of the Bank’s external auditor, (iv) the Bank’s compliance with laws, regulations and policies, including the Code of Ethics, (v) the procedures for complaints regarding questionable accounting, internal accounting controls, and auditing matters, and oversight of fraud investigations, and (vi) the Bank’s and Audit Committee’s compliance with the Finance Agency’s Examination Guidance for the examination of accounting practices. The Audit Committee has adopted a charter outlining its roles and responsibilities, which is available on our website at www.fhlbdm.com. The information contained in or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC. The members of our Audit Committee for 2019 are James G. Livingston (chair), Ruth B. Bennett (vice chair), Steven L. Bumann, David J. Ferries, John F. Kennedy, Sr., John A. Klebba, and Elsie M. Meeks. The Audit Committee held a total of five in-person meetings and nine telephonic meetings in 2018. As of February 28, 2019, the Audit Committee has held one in-person meeting and two telephonic meetings and is scheduled to hold four in-person meetings and eight telephonic meetings throughout the remainder of 2019. Refer to Exhibit 99.1 of this 2018 Annual Report for the Audit Committee Report.
Audit Committee Financial Expert
Our Board of Directors determined that the following members of its Audit Committee qualify as audit committee financial experts under Item 407(d)(5) of Regulation S-K: Ruth Bennett, Steven Bumann, David Ferries, John Kennedy, James Livingston, and Elsie Meeks. Refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence” for details on our director independence. For information concerning the experience through which these individuals acquired the attributes required to be deemed financial experts, refer to the biographical information in this Item 10.

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

This Compensation Discussion and Analysis includes the following parts:

i.	Compensation Philosophy - provides detail on the framework we use when making executive compensation decisions.	152

ii.	Elements of Executive Compensation - provides a discussion of each element of compensation payable to our named executive officers (NEOs), comprised of our President and CEO, CFO, COO, CRCO, and CISO, and provides greater detail on our approach, structure, and practices with regard to executive compensation.	153

iii.	Finance Agency Oversight - Executive Compensation - provides detail on the Finance Agency regulations relating to executive compensation.	154

iv.	Roles and Responsibilities of the Compensation Committee and Management in Establishing Executive Compensation - provides detail on the role of the Compensation Committee and management in making executive compensation decisions and explains why we determined executive compensation in 2018 was appropriate.	155

v.	Analysis Tools the Compensation Committee Uses - provides detail on how the Compensation Committee utilizes information and tools to arrive at executive compensation decisions.	155

vi.	Compensation Decisions in 2018 - describes the compensation and the benefits made available to our NEOs during 2018.	156
	Summary Compensation Table	159
	Grants of Plan-Based Awards	160

vii.	Benefits and Retirement Philosophy - provides detail on the retirement programs offered to NEOs.	162
	Pension Benefits Table	163
	Non-Qualified Deferred Compensation Table	164

viii.	Potential Payments upon Termination or Change of Control - provides information on the termination payments and benefits that would be payable to each NEO, as applicable.	164

ix.	Director Compensation - provides detail on the compensation paid to the members of our Board of Directors in 2018 and the director fee schedule for 2019.	168

x.	Compensation Committee Report - outlines the Compensation Committee’s recommendation to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.	170

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

We have designed our executive compensation program to motivate our NEOs to achieve our objectives for delivering value to our members, as customers and as shareholders, without taking undue risk.

Our executive compensation program is designed to do the following:

i.	Attract, reward, retain, and engage experienced, highly-qualified NEOs critical to our long-term success and enhancement of our member value.

ii.	Link executive compensation to Bank performance while monitoring the Bank’s exposure to risk.

iii.
Structure our total compensation package for NEOs so that it consists of a balance of competitive annual base pay and incentive pay that defers 50 percent of the total incentive award into future periods and is earned only upon satisfaction of a long-term performance goal. Thus, a deferred payout, as measured by our MVCS, is a critical component of our compensation. It is designed to ensure that our executives, over the interim period, continue to operate the Bank in a profitable and prudent manner. This approach aligns with the principles for executive compensation required by the Finance Agency.

In 2018, we implemented our executive compensation philosophy to provide competitive compensation to our NEOs that was linked to the achievement of objectives of the Bank performance.

Elements of Executive Compensation

Our executive compensation program is comprised of the following elements: (i) base salary, (ii) an incentive plan (IP) that includes a 50 percent annual cash award and a 50 percent deferral of the incentive award, (iii) retirement benefits, (iv) health and welfare benefits, (v) the potential for payments in the event of termination, and (vi) limited perquisites. The following discussion provides more detail for each of these elements.

BASE SALARY

Base salary is a fixed component of our NEOs’ total compensation that is intended to provide a level of compensation necessary to attract and retain highly-qualified executives. The Compensation Committee reviews the level of base salaries annually and approves and recommends to the Board adjustments to base salaries for our NEOs.

Each NEO’s minimum base salary was established by their respective employment agreement with us, except for the CISO, who does not have an employment agreement with us. Our CISO’s base salary was established by the COO. For further information regarding base salary and the terms of the employment agreements, see the narrative discussion following the “Summary Compensation Table” in this Item 11.

INCENTIVE PLAN

In December 2017, the Compensation Committee approved the 2018 Incentive Plan (IP). In February 2018, the Compensation Committee approved the Bank-wide Goal measures. The IP includes an annual cash incentive and a deferred cash incentive. Under the IP, our NEOs are required to defer 50 percent of their total cash incentive for three years following the end of the performance plan period. The 2018 deferred opportunities are payable in 2022. The deferred awards are not finally earned until completion of the respective performance periods and are subject to the quarterly average of our MVCS in 2021 and approvals by the Compensation Committee and Board of Directors in 2022. Beginning with the 2018 deferred opportunities, we changed references from Economic Value of Capital Stock (EVCS) to MVCS in 2018 because the Bank no longer uses EVCS as a metric in any of our risk or financial management policies. We define MVCS as an estimate of the market value of assets minus the market value of liabilities (excluding mandatorily redeemable capital stock) divided by the total shares of capital stock (including mandatorily redeemable capital stock) outstanding. It represents an estimation of the “liquidation value” of one share of our capital stock if all assets and liabilities were liquidated at current market prices. We believed that tying the amount of the final awards to the level of our MVCS in 2018 ensured that our participating NEOs continued to operate the Bank in a profitable, prudent manner without taking unnecessary or excessive risk. We received a non-objection letter from the Finance Agency for our 2018 IP in February of 2018.

For additional information about our Bank-wide Goals, see “Establishment of Performance Measures for the IP” in this Item 11. For more information relating to estimated IP awards, see “Components of 2018 Non-Equity Incentive Plan Compensation” in this Item 11.

RETIREMENT BENEFITS
 We participate in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a tax-qualified defined benefit pension plan. In August of 2016, our Board of Directors elected to freeze the Pentegra DB Plan effective January 1, 2017. After the freeze, participants no longer accrue new benefits under the Pentegra DB Plan.
We have two qualified defined benefit pension plans under the same multiple-employer plan as a result of the Merger with the Seattle Bank in 2015. Prior to the plan freeze, employees of the Bank were eligible to participate in the Des Moines Pentegra Defined Benefit Pension Plan (Des Moines Bank DB Plan) if hired on or before December 31, 2010. Employees previously employed by the Seattle Bank were eligible to participate in the Seattle Pentegra Defined Benefit Pension Plan (Seattle Bank DB Plan) if they were hired before January 1, 2005.

In addition to the DB Plans, we have one qualified defined contribution benefit plan, the Federal Home Loan Bank of Des Moines 401(k) Savings Plan (DC Plan). We also offer the Benefit Equalization Plan (BEP), a nonqualified retirement plan which includes both a nonqualified defined contribution plan and a nonqualified defined benefit plan. The BEP allows the NEOs to receive amounts they would have been entitled to receive under the DB Plans and/or the DC Plan had the plans not been subject to Internal Revenue Code contribution limitations. In August of 2016, our Board of Directors elected to freeze the BEP defined benefit plan effective January 1, 2017 in conjunction with the freeze of the DB Plans. After the freeze, participants no longer accrue new benefits under the BEP defined benefit plan.

The table below shows which retirement plans each NEO participates in:

Named Executive Officer	Principal Position	Retirement Plan
Michael L. Wilson	President and CEO	b, c, d, e
Joseph E. Amato	CFO	c, e
Dusan Stojanovic	COO	a, c, d, e
Sunil U. Mohandas	CRCO	c, e
Linda N. Betz	CISO	c, e

a) Des Moines Bank DB Plan
b) Seattle Bank DB Plan
c) DC Plan
d) BEP DB Plan
e) BEP DC Plan

HEALTH AND WELFARE BENEFITS

Our NEOs are eligible for the same medical, dental, life insurance, and other benefits available to our full-time employees.

PAYMENTS IN THE EVENT OF TERMINATION

The employment agreements we entered into with certain NEOs governed their compensation for 2018 and provide for payments in the event of termination based on certain triggering events. For additional details, see “Potential Payments Upon Termination or Change of Control” in this Item 11.

PERQUISITES

Our NEOs, except the CISO who does not have an employment agreement with us, are eligible to receive perquisites in the form of financial planning assistance. In addition, our President and CEO receives a monthly car allowance. These perquisites are provided as a convenience associated with the NEOs overall duties and responsibilities. For the value of aggregate perquisites provided to the NEOs, refer to “Components of 2018 All Other Compensation” in this Item 11.

Finance Agency Oversight - Executive Compensation

In addition to our internal processes, the Finance Agency has oversight authority over our executive compensation. The FHLBanks provide all compensation actions affecting their five most highly compensated officers to the Finance Agency for prior review.

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

We received a non-objection letter from the Finance Agency for our 2018 IP in February of 2018. Additionally, the Finance Agency reviewed and provided a non-objection letter for the 2018 base salary increases for our NEOs.

Roles and Responsibilities of the Compensation Committee and Management in Establishing Executive Compensation

The Compensation Committee recommends to the Board of Directors all compensation decisions for our President and CEO. The Compensation Committee, based on recommendations from our President and CEO, approves and recommends to the Board of Directors all compensation decisions for the other NEOs. Throughout the year, our President and CEO, and the Compensation Committee review, on an informal basis, the performance of our NEOs, future management changes, and other matters relating to compensation. Any employment or severance agreement for our President and CEO is also approved by the Board of Directors.

Throughout the year, the Board of Directors reviews our Bank-wide Goals and achievement levels. When final numbers for a calendar year are determined, the Compensation Committee reviews the performance results to determine the level of performance that has been achieved for purposes of making compensation decisions for our NEOs. Our Compensation Committee approves and recommends the incentive awards comprised of Bank-wide Goals to the Board of Directors for their approval.

Merit increases are based upon an evaluation of an NEO’s overall performance. Because of our size and the number of NEOs involved, our President and CEO recommends to the Compensation Committee merit increases for the other NEOs. The Board of Directors completes an evaluation of our President and CEO’s performance and the Compensation Committee recommends compensation for our President and CEO to the Board of Directors. The Compensation Committee and our President and CEO consider overall performance in the areas of key role responsibilities, our shared values, and strategic responsibilities established for the year, and reviews NEO compensation relative to the market, in analyzing merit increases.

Analysis Tools the Compensation Committee Uses

For 2018, the Compensation Committee engaged McLagan Partners to advise them on executive compensation decisions. This included an analysis of McLagan Partners’ broad-based executive compensation benchmarking survey data to evaluate and advise our Compensation Committee and Board of Directors on whether the objectives of our executive compensation program were being met. This analysis compares the compensation of our NEOs to similar positions in commercial banks, the FHLBank System, and proxy data from publicly traded banks with assets between $10 billion and $20 billion at the 50th percentile of the market data. In addition, the market data is calculated with and without the proxy data. Their analysis considers all components of the NEOs’ total compensation except benefits.

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

Compensation Decisions in 2018

How we compensate our NEOs sets the tone for how we administer pay throughout the entire Bank. For 2018, our Compensation Committee considered numerous factors (including those previously discussed) before deciding on the appropriate total compensation for our NEOs, in the context of the current business, operating, and regulatory environment, which are more fully described in the following narrative.

BASE SALARY LEVELS

The Compensation Committee followed its historical practice of adjusting base salaries after a review of individual performance and current compensation of our NEOs compared to survey data. The Compensation Committee determined increases in our NEOs’ base salaries between 2.6 percent and 4.3 percent for 2018 were appropriate based on (i) our NEOs’ individual performance, contributions to the Bank, length of time in position, and changes in responsibilities, if applicable, (ii) a review of the compensation data paid by other FHLBanks, and (iii) a review of the McLagan Partners’ executive compensation survey data.

For 2018, the following increases were approved for our NEOs effective January 1, 2018. These increases were reviewed by, and received non-objection from the Finance Agency:

Named Executive Officer	Principal Position	2018 Base Salary Increase from 2017
Michael L. Wilson	President and CEO	3.1%
Joseph E. Amato	CFO	3.3%
Dusan Stojanovic	COO	2.6%
Sunil U. Mohandas	CRCO	4.3%
Linda N. Betz[1]	CISO	N/A

1	Ms. Betz was not an employee of the Bank at the time 2018 merit increase decisions were made.
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

Awards are paid to our NEOs based upon the achievement level of Bank-wide Goals as determined by the Compensation Committee. In addition, 50 percent of the incentive award for participating NEOs, is deferred for three years following the end of the performance period, and subject to our achievement of requisite MVCS levels and Compensation Committee and Board of Directors’ approvals at the time of payment.

The annual and deferred IP award opportunities for our NEOs in 2018 were a percentage of base salary as follows:

Named Executive Officer	Incentive Plan	Threshold	Target	Maximum
Michael L. Wilson	Annual	25.0%	42.5%	50.0%
	Deferred	25.0%	42.5%	50.0%
Joseph E. Amato	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%
Dusan Stojanovic	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%
Sunil U. Mohandas	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%
Linda N. Betz	Annual	10.0%	20.0%	30.0%
	Deferred	10.0%	20.0%	30.0%

ESTABLISHMENT OF PERFORMANCE MEASURES FOR THE IP

In December 2017, the Compensation Committee approved the Bank-wide Goals framework. In February 2018, the Compensation Committee approved the Bank-wide Goal measures for 2018, which are summarized below:

i.	Core Product Utilization is a measure of the usage of the Bank’s core products (advances, LOCs, and MPF/MPP/MPF Xtra) by its members.

ii.	Advance Penetration is a measure of the average advance to assets ratio of the Bank’s depository institution members.

iii.	Operational Risk Management is a measure of the effectiveness of the Bank’s efforts to improve internal operations.

iv.
Operational Excellence Projects as measured by the completion of the following projects in 2018 according to scope and timelines approved by the Operational Excellence Steering Committee or the Building Committee: Data Center Co-location, Move to 909 Locust, Operational Risk and Compliance, Information Security and Controls, and STARS - Accounts Payable.

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

For 2018, NEO incentive awards are tied entirely to achievement of Bank-wide Goals. This weighting was determined by the Compensation Committee based upon the relative need for our NEOs to focus on certain strategic imperatives and/or strategies contained in our Strategic Business Plan.

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

The 2018 to 2020 Strategic Business Plan was approved by the Board of Directors in December of 2017, and included the following strategic imperatives for which strategies and action items were developed:

i.	Financial Management

ii.	Member Focus

iii.	People and Culture

iv.	Operational Excellence

The Bank-wide performance goals were aligned with the focus areas of Financial Management, Member Focus, People and Culture, and Operational Excellence.

2018 IP PERFORMANCE RESULTS

On a regular basis during 2018, management provided an update to the Board of Directors on the status of performance relative to Bank-wide Goals. The following table provides the 2018 IP Bank-wide Goals for our NEOs approved by the Board of Directors in January 2018 as well as our performance results for 2018:

Bank-wide Goals	2018 Results	Threshold	Target	Maximum
Core Product Utilization (15% Weight)	65.9%	62.5%	65.6%	67.2%
Advance Penetration (15% Weight)	2.83%	2.02%	2.70%	3.37%
Operational Risk Management (20% Weight)	0/6	2/6	3/6	5/6
Operational Excellence Projects (15% Weight)	4/5	3/5	4/5	5/5
Spread between Adjusted Return on Capital Stock and average 3-month LIBOR (15% Weight)	5.74%	4.40%	5.80%	6.50%
MVCS (10% Weight)	$136.3	$100.0	$128.2	N/A
Diversity and Inclusion (10% Weight)	3/5	3/5	4/5	5/5

At its March 2019 conference call meeting, the Compensation Committee determined the Bank-wide Goals achievement results for the incentive awards that would be paid out to participating NEOs for the 2018 performance year. The incentive awards were based on the incentive targets, ranges, and performance measures achieved that were established by the Board of Directors and management, as appropriate, for 2018.

The overall weighted achievement of the Bank-wide Goals was 76.69 percent of target for our President and CEO, 78.49 percent for our CFO, COO, and CRCO, and 77.73 percent for our CISO. As a result of the Bank’s performance based on achievements related to Bank-wide Goals, the Compensation Committee awarded each NEO the amounts identified in the following table, subject to the Finance Agency’s non-objection:

Named Executive Officer	Bank-wide Performance Award[1]	Percent of Salary
Michael L. Wilson	$541,074	65%
Joseph E. Amato	223,682	47
Dusan Stojanovic	188,364	47
Sunil U. Mohandas	171,882	47
Linda N. Betz[2]	91,928	31

1	The Bank-wide Performance Award consists of annual incentive (50 percent of total incentive), paid in 2019 and deferred incentive (50 percent of total incentive), paid in 2022.

2	Ms. Betz’s incentive was prorated based on her period of employment with the Bank from March 19, 2018 through December 31, 2018.

The following table provides compensation information for our NEOs for the years ended December 31, 2018, 2017, and 2016:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Non-Qualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Michael L. Wilson	2018	$830,000	$—	$541,074	$—	$88,360	$1,459,434
President and CEO	2017	805,000	—	667,222	386,000	83,785	1,942,007
	2016	720,000	—	751,012	982,000	70,610	2,523,622
Joseph E. Amato[4]	2018	475,000	—	223,682	—	50,754	749,436
CFO	2017	460,000	—	282,910	—	63,220	806,130
	2016	300,000	192,500	181,740	—	212,482	886,722
Dusan Stojanovic	2018	400,000	—	188,364	—	47,614	635,978
COO	2017	379,167	—	233,196	125,000	42,621	779,984
	2016	350,000	—	295,524	281,000	26,826	953,350
Sunil U. Mohandas[5]	2018	365,000	—	171,882	—	40,838	577,720
CRCO	2017	299,344	—	159,534	—	36,403	495,281
Linda N. Betz[6]	2018	295,673	150,000	91,928	—	48,204	585,805
CISO

1	The components of this column for 2018 are provided in the “Components of 2018 Non-Equity Incentive Plan Compensation” table below.

2
Represents the change in value of the DB Plans and the BEP DB Plan. All earnings on non-qualified deferred compensation are at the market rate. During 2018, Mr. Wilson’s and Mr. Stojanovic’s pension values decreased by $167,000 and $82,000, respectively. In accordance with SEC disclosure requirements, this negative amount is not included in this table.

3	The components of this column for 2018 are provided in the “Components of 2018 All Other Compensation” table within this Item 11. Executive Compensation.

4
Mr. Amato’s 2016 salary, non-equity incentive, and all other compensation are based on the period of his employment with the Bank from May 2, 2016 through December 31, 2016. Mr. Amato also received a one-time bonus related to the start of his employment with the Bank.

5	Mr. Mohandas was not an NEO prior to 2017.

6
Ms. Betz’s 2018 salary, non-equity incentive, and all other compensation are based on the period of her employment with the Bank from March 19, 2018 through December 31, 2018. Ms. Betz also received a one-time bonus related to the start of her employment with the Bank.

COMPONENTS OF 2018 NON-EQUITY INCENTIVE PLAN COMPENSATION

Named Executive Officer	Annual Incentive	Deferred Incentive[1]	Total
Michael L. Wilson	$270,537	$270,537	$541,074
Joseph E. Amato	111,841	111,841	223,682
Dusan Stojanovic	94,182	94,182	188,364
Sunil U. Mohandas	85,941	85,941	171,882
Linda N. Betz	45,964	45,964	91,928

1
The deferred incentive amounts were earned as of December 31, 2018, but will not be paid until 2022, and remain subject to modification and forfeiture under the terms of the IP. For the NEOs, the deferred incentive is 50 percent of the total incentive earned in 2018.

COMPONENTS OF 2018 ALL OTHER COMPENSATION

	Bank Contributions to Vested Defined Contribution Plans
Named Executive Officer	DC Plans	BEP DC Plan	Perquisites and Other Personal Benefits	Total
Michael L. Wilson	$24,624	$50,870	$12,866	$88,360
Joseph E. Amato	22,369	28,085	300	50,754
Dusan Stojanovic	26,457	17,691	3,466	47,614
Sunil U. Mohandas	17,812	22,638	388	40,838
Linda N. Betz	11,000	19,633	17,571	48,204

The following table provides estimated potential payouts under our IP of non-equity incentive plan awards:

2018 Grants of Plan-Based Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Named Executive Officer	Incentive Plan	Threshold	Target	Maximum
Michael L. Wilson	Annual	$207,500	$352,750	$415,000
	Deferred	207,500	352,750	415,000
Joseph E. Amato	Annual	95,000	142,500	190,000
	Deferred	95,000	142,500	190,000
Dusan Stojanovic	Annual	80,000	120,000	160,000
	Deferred	80,000	120,000	160,000
Sunil U. Mohandas	Annual	73,000	109,500	146,000
	Deferred	73,000	109,500	146,000
Linda N. Betz	Annual	29,567	59,135	88,702
	Deferred	29,567	59,135	88,702

EMPLOYMENT AGREEMENTS

We have entered into employment agreements with each of our NEOs except Linda Betz. The employment agreements provide that we shall initially pay the respective NEO an annualized base salary of not less than the amount set forth in the respective agreement. In each case, base salary may only be adjusted upward from the 2018 base salary based on an annual review by the Board of Directors and may not be adjusted downward unless such downward adjustment is part of a nondiscriminatory cost reduction plan applicable to our total compensation budget.

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

Refer to the discussion of IP under “2018 IP Performance Results” in this Item 11 for additional information on the levels of awards under the IP. Actual non-equity incentive award amounts earned for the year ended December 31, 2018 are included in the non-equity incentive plan compensation column under the “Summary Compensation Table” in this Item 11.

The 2018 IP provides that unless otherwise directed by the Compensation Committee, payments under the IP shall be made in a lump sum through regular payroll distribution, as soon as possible after the Board of Directors approves the payout of a particular award, but in no case more than 75 days after the end of the calendar year for which the performance or deferral period is ended.

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

CEO COMPENSATION PAY RATIO

As required by Item 402(u) of Regulation S-K, we are providing the following information:

For fiscal 2018, our last completed fiscal year:

i.	The median of the annual total compensation of all employees of the Bank (other than Mr. Wilson), was $113,354; and

ii.	The annual total compensation of Mr. Wilson, our President and CEO was $1,459,434.

Based on this information, the ratio for 2018 of the annual total compensation of our President and CEO to the median of the annual total compensation of all employees is 13 to 1.

We identified our median employee and calculated our pay ratio in accordance with SEC rules and methods for disclosure as described below. This methodology is consistent with the methodology used for the year ended December 31, 2017.

i. We identified our employee population as of December 31, 2018, including any full-time, part-time, temporary, and seasonal employees employed on that date. This date was selected because it aligned with the calendar and fiscal year end and allowed us to identify employees in a reasonably efficient manner.

ii.To find the median of the annual total compensation of all our employees (other than our CEO), we used wages from our payroll records as reported to the Internal Revenue Service on Form W-2 for fiscal 2018. In making this determination, we annualized the compensation of full-time and part-time permanent employees who were employed on December 31, 2018, but did not work for us the entire year. No full-time equivalent adjustments were made for part-time employees.

iii.We identified our median employee using this compensation measure and methodology, which was consistently applied to all our employees included in the calculation.

iv. After identifying the median employee, we added together all of the elements of such employee’s compensation for 2018 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $113,354.

v.With respect to the annual total compensation of our President and CEO, we used the amount reported in the “Total” column of our 2018 Summary Compensation table.

Benefits and Retirement Philosophy

We consider benefits to be an important aspect of our ability to attract and retain qualified employees and therefore we design our programs to be competitive with other financial services businesses. The following is a summary of the retirement benefits that certain NEOs were eligible to receive.

QUALIFIED DEFINED BENEFIT PLANS

All employees who have met the eligibility requirements participate in our DB Plans, administered by Pentegra. In 2016, our Board of Directors elected to freeze the DB Plans effective January 1, 2017. After the plan freeze, participants no longer accrue any new benefits under the Pentegra DB Plan. Our President and CEO and COO participated in our DB Plans prior to the freeze.

The pension benefits payable under the Des Moines DB Plan for the COO were determined using a pre-established formula that provides a retirement benefit payable at age 65 or normal retirement under the plan. The benefit formula is 2.25 percent per each year of the benefit service multiplied by the highest three consecutive years’ average compensation. Average compensation is defined as the total taxable compensation as reported on the IRS Form W-2 (excluding deferred award payouts). In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan. Upon termination of employment prior to age 65, participants meeting the five-year vesting and age 55 early retirement eligibility criteria are entitled to an early retirement benefit. The regular form of retirement benefits provides a single life annuity or additional payment options are also available. The benefits are not subject to offset for Social Security or any other retirement benefits received.

The benefit formula under the Seattle DB Plan for our President and CEO, as amended in August 2013 by the Seattle Bank, was 2.0 percent per each year of the benefit service multiplied by the highest three consecutive years’ average compensation. Compensation is defined as base salary plus overtime, bonuses and incentive compensation, excluding the amounts earned under the former Seattle Bank Long-Term Executive Plans. The last payment under the Seattle Bank Long-Term Executive Plans was made in 2018. Early retirement benefit payments are available to vested participants at age 45. However, early retirement benefit payments will be reduced by 3.0 percent for each year the participant is under age 65 when payments commence. If a participant has a combined age and service of at least 70 years (rule of 70) with a minimum age of 50, this reduction is 1.5 percent for each year the participant is under age 65 when benefit payments commence. The Rule of 70 only applies to benefits accrued prior to August 1, 2013. Our President and CEO is eligible for the Rule of 70.

NON-QUALIFIED DEFINED BENEFIT PLANS

Certain NEOs participating in the BEP also participate in the BEP DB Plan. Our BEP DB Plan is an unfunded, non-qualified pension plan. In 2016, our Board of Directors elected to freeze the BEP DB Plan effective January 1, 2017. After the plan freeze, participants no longer accrue any new benefits under the BEP DB Plan. Our President and CEO and COO participated in the BEP DB Plan prior to the freeze.

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

CURRENT ACCRUED RETIREMENT BENEFITS

The following table provides the present value of the current accrued benefits payable to our participating NEOs upon retirement at age 65 from the DB Plans and BEP DB Plan, and is calculated in accordance with the formula currently in effect for specified years-of-service and remuneration for participating in those plans. Our pension benefits do not include any reduction for a participant’s Social Security benefits. The vesting period for the pension plans is five years. See “Item 8. Financial Statements and Supplementary Data — Note 16— Pension and Postretirement Benefit Plans” for additional details.

2018 Pension Benefits Table
Named Executive Officer[1]	Plan Name	Number of Years Credited Service[2]	12/31/17 Present Value of Accumulated Benefit	12/31/18 Present Value of Accumulated Benefit	Change in Present Value of Accumulated Benefit
Michael L. Wilson	Pentegra DB Plan	22.00	$1,824,000	$1,765,000	$(59,000)
	BEP DB Plan	10.41	1,915,000	1,807,000	(108,000)
Joseph E. Amato[1]	Pentegra DB Plan	—	—	—	—
	BEP DB Plan	—	—	—	—
Dusan Stojanovic	Pentegra DB Plan	7.75	671,000	624,000	(47,000)
	BEP DB Plan	7.75	486,000	451,000	(35,000)
Sunil U. Mohandas[1]	Pentegra DB Plan	—	—	—	—
	BEP DB Plan	—	—	—	—
Linda N. Betz[1]	Pentegra DB Plan	—	—	—	—
	BEP DB Plan	—	—	—	—

1
Only employees hired prior to January 1, 2011 were previously eligible for the DB Plans and BEP DB Plan. Mr. Amato, Mr. Mohandas, and Ms. Betz were hired after January 1, 2011 and therefore were not eligible to participate in these plans in 2018.

2	The years of credited service for Mr. Wilson include years credited for prior service earned while employed by FHLBank Boston and FHLBank Seattle.

QUALIFIED DEFINED CONTRIBUTION PLANS

All employees who have met the eligibility requirements may elect to participate in our DC Plan, a retirement savings plan qualified under the Internal Revenue Code. Employees (including NEOs) may receive a match on employee contributions at 100 percent up to six percent of eligible compensation. Employees are eligible for the match immediately and all matching contributions are immediately 100 percent vested. Prior to January 1, 2017, employees hired on or after January 1, 2011 received an additional four percent Bank contribution of eligible compensation to the Des Moines DC Plan at the end of each calendar year. This change was made as a result of changes to the Des Moines DB Plan which excluded employees hired on or after January 1, 2011 from participating in the DB Plan. Effective January 1, 2017, in conjunction with the freeze of the DB plan, all employees began receiving an additional four percent Bank contribution of eligible compensation to the DC Plan following the end of each calendar year. Vesting in the additional four percent contribution is 100 percent at the completion of three years of service.

NON-QUALIFIED DEFINED CONTRIBUTION PLANS

Our NEOs are eligible to participate in the BEP DC Plan, a non-qualified defined contribution plan that is the same as the DC Plan. The BEP DC Plan ensures, among other things, that participants whose benefits under the DC Plan would otherwise be restricted by certain provisions of the Internal Revenue Code are able to make elective pre-tax deferrals and to receive a matching contribution relating to such deferrals. The investment returns credited to a participating NEO’s account are at the market rate for the NEO’s selected investment. The selections may be altered at any time. Aggregate earnings are calculated by subtracting the 2017 year-end balance from the 2018 year-end balance, less the NEO’s and Bank’s contributions. The Bank immediately matches 100 percent of NEOs’ contributions up to six percent of salary for salary and incentive deferrals (except for the deferred component of the incentive).

2018 Non-Qualified Deferred Compensation Table
Named Executive Officer	Executive Contributions In Last FY1	Registrant Contributions In Last FY2	Aggregate (Losses)/Earnings In Last FY	Aggregate (Withdrawals)/Distributions In Last FY	Aggregate Balance At Last FYE
Michael L. Wilson	$60,621	$50,870	$(69,971)	$—	$1,120,351
Joseph E. Amato	293,421	28,085	(55,514)	—	917,858
Dusan Stojanovic	39,535	17,691	(69,285)	—	891,209
Sunil U. Mohandas	338,206	22,638	(3,508)	—	472,549
Linda N. Betz	245,411	19,633	(33,036)	—	194,777

1
Amounts represent NEO’s contributions for 2018 which includes the base salary deferral into the BEP during 2018 as well as the amount of the 2018 incentive the NEO has deferred into the BEP in 2019. Amounts shown are included in both the “Salary” and “Non-Equity Incentive” columns of the “Summary Compensation Table” in this Item 11.

2	Amounts shown are included in the “All Other Compensation” column of the “Summary Compensation Table” in this Item 11.

Potential Payments Upon Termination or Change of Control

The following paragraphs set out the material terms relating to termination of each of our NEOs, except our CISO who does not have an employment agreement with us, and the potential compensation that would be due to each upon termination under the current employment agreements, as applicable. For purposes of the following discussion regarding potential payments upon termination or change of control, the following are the definitions of “Cause,” “Good Reason,” “Disability,” and “Change of Control.” Our CISO was subject to Bank policies during 2018, and the tables set forth the compensation payable to the CISO under such policies.

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

These definitions are summaries only and each respective employment agreement between us and our NEOs, as applicable, provides the relevant definitions in full. A copy of the employment agreement for our President and CEO is filed as an exhibit to our current report on Form 8-K, filed with the SEC on June 1, 2015, and summarized further below. A copy of the employment agreement for our CFO is filed as an exhibit to our current report on Form 8-K/A, filed with the SEC on August 5, 2016. Copies of the employment agreement for our CRCO and a revised employment agreement for our COO are filed as exhibits to our current report on Form 8-K/A, filed with the SEC on January 19, 2018.

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

Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2018, the total amounts payable to our NEOs are outlined in the table below:

Termination For Cause or Without Good Reason
Named Executive Officer	Severance Pay[1]	Annual Incentive	Deferred Incentive	Vacation Payout[2]	Total
Michael L. Wilson	$—	$—	$—	$140,462	$140,462
Joseph E. Amato	—	—	—	19,487	19,487
Dusan Stojanovic	—	—	—	57,693	57,693
Sunil U. Mohandas	—	—	—	351	351
Linda N. Betz[3]	—	—	—	6,130	6,130

1
Termination under these circumstances would not result in severance payments from the Bank but would result in salary earned through December 31, 2018, as reflected under the “Salary” column of the “Summary Compensation Table” in this Item 11.

2	This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

3
As of December 31, 2018, there is not an employment agreement in force between the Bank and Ms. Betz. However, like all employees, Ms. Betz is eligible to receive a payout in connection with unused vacation upon termination for cause.

TERMINATION WITHOUT CAUSE, FOR GOOD REASON, OR FOLLOWING A MERGER/CHANGE IN CONTROL

If, however, the NEO’s employment is terminated by us without cause, by the NEO for good reason, or following a merger/change in control, in addition to the payouts previously mentioned, the NEO would be entitled to severance payments equal to a multiple of the NEO’s base salary and otherwise as follows:

i.
Two times the annual base salary in effect on the date of termination for the President and CEO and one times the annual base salary in effect on the date of termination for the CFO, COO, CRCO, and CISO, or, in the case that the termination occurs within 24 months following a Change of Control, 2.99 times the annual base salary in effect on the date of termination for the President and CEO, two times the annual base salary in effect on the date of termination for the CFO, COO, and CRCO; and one times the annual base salary in effect on the date of termination for the CISO;

ii.
One times the participating NEO’s targeted non-deferred IP award in effect for the calendar year in which the date of termination occurs, or, in the case that the termination occurs within 24 months following a Change of Control, 2.99 times the targeted non-deferred plan award in effect for the calendar year in which the date of termination occurs for the President and CEO, two times the targeted non-deferred plan award in effect for the calendar year in which the date of termination occurs for the CFO, COO, and CRCO; and one times the targeted non-deferred plan award in effect for the calendar year in which the date of termination occurs for the CISO;

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

The IP award would be paid based on the calendar year actual results for Bank-wide Goals, and would be paid at the regular time that such payments are made to all employees enrolled in the plans. The base salary amount, the IP award for the calendar year in which the date of termination occurs, and the accrued but unpaid IP awards for any performance period ending prior to the year in which the date of termination occurs would be paid in a lump sum within ten days following the NEO executing a release of claims against us, which would entitle them to the payments described. Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2018, the total amounts payable to our NEOs are outlined in the table below:

Termination Without Cause or For Good Reason
Named Executive Officer	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Michael L. Wilson	$1,660,000	$270,537	$1,072,228	$140,462	$3,143,227
Joseph E. Amato	475,000	111,841	344,166	19,487	950,494
Dusan Stojanovic	400,000	94,182	426,194	57,693	978,069
Sunil U. Mohandas	365,000	85,941	203,096	351	654,388
Linda N. Betz[2]	375,000	45,964	45,964	6,130	473,058

Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2018, the total amounts payable to our NEOs are outlined in the table below:

Termination Without Cause or For Good Reason Following Change in Control
Named Executive Officer	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Michael L. Wilson	$2,481,700	$808,906	$1,072,228	$140,462	$4,503,296
Joseph E. Amato	950,000	223,682	344,166	19,487	1,537,335
Dusan Stojanovic	800,000	188,364	426,194	57,693	1,472,251
Sunil U. Mohandas	730,000	171,882	203,096	351	1,105,329
Linda N. Betz[2]	375,000	45,964	45,964	6,130	473,058

1	This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

2	As of December 31, 2018, there is not an employment agreement in force between the Bank and Ms. Betz.

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

Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2018, the total amounts payable to our NEOs are outlined in the table below:

Termination by Death, Disability, or Retirement
Named Executive Officer	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Michael L. Wilson	$—	$270,537	$1,072,228	$140,462	$1,483,227
Joseph E. Amato	—	111,841	344,166	19,487	475,494
Dusan Stojanovic	—	94,182	426,194	57,693	578,069
Sunil U. Mohandas	—	85,941	203,096	351	289,388
Linda N. Betz[2]	—	45,964	45,964	6,130	98,058

1	This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

2
As of December 31, 2018, there is not an employment agreement in force between the Bank and Ms. Betz. However, like all employees, Ms. Betz is entitled to receive earned but not paid incentives upon termination for death, disability, or retirement.

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

•the Bank may terminate for Cause immediately following written notice to Mr. Wilson; and

•Mr. Wilson may terminate for Good Reason following written notice to the Bank,

in each case, in accordance with the procedures set forth in the employment agreement.

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

Director Compensation

During 2018, the Board of Directors held 6 in-person board meetings and 41 in-person committee meetings. In addition, there were 5 telephonic board meetings and 43 telephonic committee meetings held throughout the year. The following table provides a summary of the number of meetings held by the Audit Committee, Compensation Committee, and Nominating Committee in 2018:

Committee	Number of In Person Meetings	Number of Telephonic Meetings	Total Number of Meetings Held
Audit Committee	5	9	14
Compensation Committee	5	4	9
Nominating Committee	—	5	5

Pursuant to our 2018 Director Fee Policy, Directors receive one quarter of the annual compensation following the end of each calendar quarter. If it is determined at the end of the calendar year that a Director has attended less than 75 percent of the meetings they were required to attend during the year, the Director will not receive the fourth quarter payment for such calendar year.

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

The total expenses paid on behalf of the Board of Directors for travel and other reimbursed expenses for 2018 was $439 thousand and annual compensation paid to the Board of Directors, by position, for 2018 was as follows:

Board of Director Position	2018
Chair	$134,000
Vice Chair	123,500
Audit Committee Chair	118,500
Committee Chairs	113,500
Other Directors	103,000

The following table sets forth each Director’s compensation for the year ended December 31, 2018:

Director Compensation
Director Name	Fees Earned Or Paid In Cash
J. Benson Porter (Chair)	$134,000
Ellen Z. Lamale (Vice Chair)	123,500
Ruth B. Bennett	103,000
David P. Bobbitt	103,000
Steven L. Bumann	103,000
Christine H. H. Camp	103,000
Marianne M. Emerson	103,000
David J. Ferries	103,000
Chris D. Grimm	113,500
Eric A. Hardmeyer	113,500
W. Douglas Hile[1]	98,750
Teresa J. Keegan	113,500
Michelle M. Keeley	113,500
John F. Kennedy, Sr.	113,500
Joe R. Kesler[2]	83,618
John A. Klebba	103,000
James G. Livingston[1]	105,583
Lauren M. MacVay	103,000
Mike W. McGowan	103,000
Elsie M. Meeks	113,500
Cynthia A. Parker	103,000
John H. Robinson	113,500
Robert A. Stuart	103,000
David F. Wilson	103,000

1
Mr. Hile resigned from the Board of Directors effective November 1, 2018. Prior to his resignation, Mr. Hile served as chair of the Audit Committee. For the remainder of 2018, Mr. Livingston was appointed to serve as interim Audit Committee chair.

2	Mr. Kesler was elected to the Board of Directors effective March 9, 2018.

In October of 2018, the Compensation Committee approved the Director Fee Policy for 2019, subject to the review and comment of the Finance Agency. This policy is listed as an exhibit to this annual report on Form 10-K, incorporated by reference to our Form 8-K filed with the SEC on November 8, 2018. Refer to “Item 15. Exhibits and Financial Statement Schedules” for additional information. Under the policy, the 2019 Director compensation fees increased.

The annual aggregate fees by position are as follows:

Board of Director Position	2019
Chair	$138,000
Vice Chair	127,000
Audit Committee Chair	122,000
Committee Chairs	117,000
Other Directors	106,000

Compensation Committee Report

The Compensation Committee reviewed and discussed the 2018 Compensation Discussion and Analysis set forth in Item 11 with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K. The Compensation Committee includes the following individuals:

Compensation Committee
Michelle M. Keeley (Chair)
David P. Bobbitt (Vice Chair)
Chris D. Grimm
Joe R. Kesler
Cynthia A. Parker
J. Benson Porter
John H. Robinson
Robert A. Stuart

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents members (or combination of members within the same holding company) holding five percent or more of our outstanding capital stock at February 28, 2019 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Wells Fargo Bank, N.A.	101 N. Phillips Ave	Sioux Falls	SD	19,640	35.6%
Superior Guaranty Insurance Company[1]	76 Saint Paul St.	Burlington	VT	172	0.3
				19,812	35.9
All others				35,315	64.1
Total capital stock				55,127	100.0%

1	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

Additionally, due to the fact that a majority of our Board of Directors is nominated and elected from our membership, these member directors are officers or directors of member institutions that own our capital stock. The following table presents total outstanding capital stock owned by those members who had an officer or director serving on our Board of Directors at February 28, 2019 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Zions Bancorporation, National Association	One South Main St.	Salt Lake City	UT	1,660	3.01%
Boeing Employees’ Credit Union	12770 Gateway Dr.	Tukwila	WA	412	0.75
OnPoint Community Credit Union	2701 N.W. Vaughn St.	Portland	OR	179	0.32
Central Pacific Bank	220 South King St.	Honolulu	HI	127	0.23
Alerus Financial, National Association	401 Demers Avenue	Grand Forks	ND	62	0.11
BankWest, Inc.	420 S. Pierre St.	Pierre	SD	42	0.08
First Federal Bank & Trust	671 Illinois St.	Sheridan	WY	20	0.04
First Montana Bank	201 N Higgins Ave	Missoula	MT	11	0.02
Fidelity Bank	7600 Parklawn Ave	Edina	MN	11	0.02
Legends Bank	200 E Main St.	Linn	MO	6	0.01
BANK	409 Hwy 61 S	Wapello	IA	4	0.01
True North Federal Credit Union	2777 Postal Way	Juneau	AK	2	*
Community 1st Bank	707 North Post St.	Post Falls	ID	1	*
				2,537	4.60
All others				52,590	95.40
Total capital stock				55,127	100.00%

*	Amount is less than 0.01 percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
DIRECTOR INDEPENDENCE
General
As of the date of this annual report on Form 10-K, we have 22 directors, all of whom were elected by our member institutions. Pursuant to the passage of the Housing Act, the Finance Agency implemented regulations whereby all new or re-elected directors will be elected by our member institutions. All directors are independent of management from the standpoint they are not our employees, officers, or stockholders. Only member institutions can own our capital stock. Thus, our directors do not personally own our stock. In addition, we are required to determine whether our directors are independent under three distinct director independence standards. Finance Agency regulations and the Housing Act, which applied Section 10A(m) of the Exchange Act to the FHLBanks, provide independence criteria for directors who serve as members of our Audit Committee. Additionally, SEC rules require our Board of Directors to apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of our directors.
Finance Agency Regulations
The Finance Agency director independence standards prohibit individuals from serving as members of our Audit Committee if they have one or more “disqualifying relationships” with us or our management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by our Board are (i) employment with us at any time during the last five years, (ii) acceptance of compensation from us other than for service as a director, (iii) being a consultant, advisor, promoter, underwriter, or legal counsel for us at any time within the last five years, and (iv) being an immediate family member of an individual who is or who has been, within the past five years, one of our executive officers. The Board assesses the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on our Audit Committee. As of February 28, 2019, all of our directors, including all members of our Audit Committee, were independent under these criteria.
Exchange Act
Section 10A(m) of the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of a reporting company. Under Section 10A(m), in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of February 28, 2019, all of our directors, including all members of our Audit Committee, were independent under these criteria.
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
With regard to our Independent Directors, the Board affirmatively determined Ruth Bennett, Marianne Emerson, Michelle Keeley, John Kennedy, Ellen Lamale, Michael McGowan, Elsie Meeks, Cynthia Parker, and John Robinson are each independent in accordance with NYSE standards. In concluding our 9 Independent Directors are independent under the NYSE rules, the Board first determined all Independent Directors met the objective NYSE independence standards. In further determining none of its Independent Directors had a material relationship with us, the Board noted the Independent Directors are specifically prohibited from being an officer of the Bank or an officer or director of a member.

Our Board has a standing Audit Committee. All Audit Committee members are independent under the Finance Agency’s independence standards and the independence standards under Section 10A(m) of the Exchange Act in accordance with the Housing Act. For the reasons described above, our Board determined none of the current Member Directors serving on the Audit Committee are independent using the NYSE independence standards. The Member Directors serving on the Audit Committee are James Livingston, Steven Bumann, David Ferries, and John Klebba. Our Board determined, however, the Independent Directors serving on the Audit Committee are independent under the NYSE independence standards. The Independent Directors serving on the Audit Committee are Ruth Bennett, John Kennedy, and Elsie Meeks.
Compensation Committee
The Board has a standing Compensation Committee. Our Board determined all members of the Compensation Committee are independent under the Finance Agency’s independence standards. For the reasons described above, our Board determined none of the current Member Directors serving on the Compensation Committee are independent using the NYSE independence standards. The Member Directors serving on the Compensation Committee are David Bobbitt, Chris Grimm, Joe Kesler, Benson Porter, and Robert Stuart. Our Board determined the Independent Directors serving on the Compensation Committee are independent under the NYSE independence standards. The Independent Directors serving on the Compensation Committee are John Robinson, Michelle Keeley, and Cynthia Parker.

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
The following table sets forth the aggregate fees billed or to be billed by PwC (dollars in thousands):

	For the Years Ended December 31,
	2018	2017
Audit fees[1]	$856	$1,331
Audit-related fees[2]	85	105
Tax fees	—	—
All other fees	3	2
Total	$944	$1,438

1
Represents fees incurred in connection with the annual audit of our financial statements and internal control over financial reporting and quarterly review of our financial statements. In addition to these fees, we incurred assessments of $62 thousand and $10 thousand from the Office of Finance for audit fees on the Combined Financial Report for the years ended December 31, 2018 and 2017.

2	Represents fees related to other audit and attest services and technical accounting consultations.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The financial statements are set forth in Item 8 of this annual report on Form 10-K.

(b) Exhibits

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective December 13, 2018[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended, approved by the Federal Housing Finance Agency on May 31, 2015[1]
10.1	Employment Agreement with Joseph E. Amato, effective May 2, 2016[5]
10.2	Employment Agreement with Michael L. Wilson, effective May 31, 2015[1]
10.3	Employment Agreement with Dusan Stojanovic, effective January 1, 2018[9]
10.4	Employment Agreement with Daniel D. Clute, effective November 10, 2014[3]
10.5	Employment Agreement with Sunil Mohandas, effective January 1, 2018[9]
10.6	Amended Severance Policy, effective November 10, 2014[3]
10.7	Form of Indemnification Agreement, effective June 1, 2015[1]
10.8	Joint Capital Enhancement Agreement, as amended, effective August 5, 2011[4]
10.9	Federal Home Loan Bank of Des Moines Fifth Amended and Restated Benefit Equalization Plan, effective January 1, 2016[6]
10.10	Federal Home Loan Bank of Des Moines 2018 Incentive Plan Document, effective January 1, 2018[7]
10.11	2019 Director Fee Policy, effective January 1, 2019[8]
10.12	Federal Home Loan Bank of Des Moines Deferral Plan for Directors, effective June 1, 2015[6]
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Federal Home Loan Bank of Des Moines Audit Committee Report
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1    Incorporated by reference to our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

2    Incorporated by reference to our Form 8-K filed with the SEC on December 17, 2018 (Commission File No. 000-51999).

3    Incorporated by reference to our Form 10-Q filed with the SEC on November 12, 2014 (Commission File 000-51999).

4    Incorporated by reference to our Form 8-K filed with the SEC on August 5, 2011 (Commission File No. 000-51999).

5    Incorporated by reference to our Form 8-K/A (Amendment No. 1) filed with the SEC on August 5, 2016 (Commission File No. 000-51999).

6    Incorporated by reference to our Form 10-K filed with the SEC on March 21, 2016 (Commission File No. 000-51999).

7    Incorporated by reference to our Form 8-K filed with the SEC on February 28, 2018 ( Commission File No. 000-51999).

8    Incorporated by reference to our Form 8-K filed with the SEC on November 8, 2018 (Commission File No. 000-51999).

9    Incorporated by reference to our Form 8-K/A filed with the SEC on January 19, 2018 (Commission File No. 000-51999).

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant)
March 15, 2019	By:	/s/ Michael L. Wilson
Michael L. Wilson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 15, 2019

Signature	Title

Principal Executive Officer:

/s/ Michael L. Wilson	President and Chief Executive Officer
Michael L. Wilson

Principal Financial Officer:

/s/ Joseph E. Amato	Executive Vice President and Chief Financial Officer
Joseph E. Amato

Principal Accounting Officer:

/s/ Donna S. Stone	Senior Vice President and Chief Accounting Officer
Donna S. Stone

Directors:

/s/ J. Benson Porter	Chairman of the Board of Directors
J. Benson Porter

/s/ Ellen Z. Lamale	Vice Chairman of the Board of Directors
Ellen Z. Lamale

/s/ Ruth B. Bennett	Director
Ruth B. Bennett

Signature	Title

/s/ David P. Bobbitt	Director
David P. Bobbitt

/s/ Karl A. Bollingberg	Director
Karl A. Bollingberg

/s/ Steven L. Bumann	Director
Steven L. Bumann

/s/ Christine H. H. Camp	Director
Christine H. H. Camp

/s/ Marianne M. Emerson	Director
Marianne M. Emerson

/s/ David J. Ferries	Director
David J. Ferries

/s/ Chris D. Grimm	Director
Chris D. Grimm

/s/ Teresa J. Keegan	Director
Teresa J. Keegan

/s/ Michelle M. Keeley	Director
Michelle M. Keeley

/s/ John F. Kennedy, Sr.	Director
John F. Kennedy, Sr.

/s/ Joe R. Kesler	Director
Joe R. Kesler

/s/ John A. Klebba	Director
John A. Klebba

/s/ James G. Livingston	Director
James G. Livingston

/s/ Lauren M. MacVay	Director
Lauren M. MacVay

/s/ Michael W. McGowan	Director
Michael W. McGowan

/s/ Elsie M. Meeks	Director
Elsie M. Meeks

Signature	Title

/s/ Cynthia A. Parker	Director
Cynthia A. Parker

/s/ John H. Robinson	Director
John H. Robinson

/s/ Robert A. Stuart	Director
Robert A. Stuart