Form 10-Q
period 2019-09-30
Federal Home Loan Bank of Des Moines
filed 2019-11-07
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2019
Class B Stock, par value $100	48,239,537

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$209	$119
Interest-bearing deposits	2	1
Securities purchased under agreements to resell	8,000	4,700
Federal funds sold	5,635	4,150
Investment securities
Trading securities (Note 3)	901	915
Available-for-sale securities (Note 4)	17,373	19,019
Held-to-maturity securities (fair value of $2,566 and $3,021) (Note 5)	2,491	2,992
Total investment securities	20,765	22,926
Advances (Note 7)	85,009	106,323
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1 (Notes 8 and 9)	8,952	7,835
Accrued interest receivable	210	290
Derivative assets, net (Note 10)	132	58
Other assets	234	113
TOTAL ASSETS	$129,148	$146,515
LIABILITIES
Deposits
Interest-bearing	$1,114	$976
Non-interest-bearing	166	94
Total deposits	1,280	1,070
Consolidated obligations (Note 11)
Discount notes	26,716	42,879
Bonds	93,611	93,772
Total consolidated obligations	120,327	136,651
Borrowings from other FHLBanks	—	500
Mandatorily redeemable capital stock (Note 12)	202	255
Accrued interest payable	279	268
Affordable Housing Program payable	158	153
Derivative liabilities, net (Note 10)	1	9
Other liabilities	58	61
TOTAL LIABILITIES	122,305	138,967
Commitments and contingencies (Note 14)
CAPITAL (Note 12)
Capital stock - Class B putable ($100 par value); 47 and 54 issued and outstanding shares	4,676	5,414
Retained earnings
Unrestricted	1,647	1,623
Restricted	484	427
Total retained earnings	2,131	2,050
Accumulated other comprehensive income (loss)	36	84
TOTAL CAPITAL	6,843	7,548
TOTAL LIABILITIES AND CAPITAL	$129,148	$146,515

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
INTEREST INCOME
Advances	$569	$633	$1,997	$1,761
Interest-bearing deposits	1	—	2	1
Securities purchased under agreements to resell	57	21	139	49
Federal funds sold	37	34	122	79
Trading securities	7	7	22	23
Available-for-sale securities	118	132	394	364
Held-to-maturity securities	19	22	63	65
Mortgage loans held for portfolio	72	64	211	185
Total interest income	880	913	2,950	2,527
INTEREST EXPENSE
Consolidated obligations - Discount notes	166	212	684	506
Consolidated obligations - Bonds	579	535	1,810	1,517
Deposits	4	4	12	9
Mandatorily redeemable capital stock	2	6	9	15
Total interest expense	751	757	2,515	2,047
NET INTEREST INCOME	129	156	435	480
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	8	(9)	36	(33)
Net gains (losses) on derivatives and hedging activities	(12)	9	(45)	43
Other, net	7	7	20	13
Total other income (loss)	3	7	11	23
OTHER EXPENSE
Compensation and benefits	16	15	48	46
Contractual services	4	3	12	9
Professional fees	9	6	24	13
Other operating expenses	8	6	24	17
Federal Housing Finance Agency	2	2	7	7
Office of Finance	2	2	5	5
Other, net	2	2	5	4
Total other expense	43	36	125	101
NET INCOME BEFORE ASSESSMENTS	89	127	321	402
Affordable Housing Program assessments	9	14	33	42
NET INCOME	$80	$113	$288	$360

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$80	$113	$288	$360
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	(17)	(19)	(48)	9
Total other comprehensive income (loss)	(17)	(19)	(48)	9
TOTAL COMPREHENSIVE INCOME (LOSS)	$63	$94	$240	$369

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)
	Shares	Par Value
BALANCE, JUNE 30, 2018	54	$5,420
Comprehensive income (loss)	—	—
Proceeds from issuance of capital stock	18	1,822
Repurchases/redemptions of capital stock	(20)	(2,069)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(10)
Cash dividends on capital stock	—	—
BALANCE, SEPTEMBER 30, 2018	52	$5,163

BALANCE, JUNE 30, 2019	53	$5,304
Comprehensive income (loss)	—	—
Proceeds from issuance of capital stock	19	1,869
Repurchases/redemptions of capital stock	(25)	(2,497)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—
Cash dividends on capital stock	—	—
BALANCE, SEPTEMBER 30, 2019	47	$4,676

BALANCE, DECEMBER 31, 2017	51	$5,068
Comprehensive income (loss)	—	—
Proceeds from issuance of capital stock	58	5,837
Repurchases/redemptions of capital stock	(57)	(5,693)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(49)
Cash dividends on capital stock	—	—
BALANCE, SEPTEMBER 30, 2018	52	$5,163

BALANCE, DECEMBER 31, 2018	54	$5,414
Comprehensive income (loss)	—	—
Proceeds from issuance of capital stock	54	5,378
Repurchases/redemptions of capital stock	(61)	(6,107)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(9)
Cash dividends on capital stock	—	—
BALANCE, SEPTEMBER 30, 2019	47	$4,676

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL (continued from previous page)
(dollars and shares in millions)
(Unaudited)

	Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Unrestricted	Restricted	Total
BALANCE, JUNE 30, 2018	$1,593	$384	$1,977	$142	$7,539
Comprehensive income (loss)	90	23	113	(19)	94
Proceeds from issuance of capital stock	—	—	—	—	1,822
Repurchases/redemptions of capital stock	—	—	—	—	(2,069)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(10)
Cash dividends on capital stock	(71)	—	(71)	—	(71)
BALANCE, SEPTEMBER 30, 2018	$1,612	$407	$2,019	$123	$7,305

BALANCE, JUNE, 2019	$1,652	$468	$2,120	$53	$7,477
Comprehensive income (loss)	64	16	80	(17)	63
Proceeds from issuance of capital stock	—	—	—	—	1,869
Repurchases/redemptions of capital stock	—	—	—	—	(2,497)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	—
Cash dividends on capital stock	(69)	—	(69)	—	(69)
BALANCE, SEPTEMBER 30, 2019	$1,647	$484	$2,131	$36	$6,843

BALANCE, DECEMBER 31, 2017	$1,504	$335	$1,839	$114	$7,021
Comprehensive income (loss)	288	72	360	9	369
Proceeds from issuance of capital stock	—	—	—	—	5,837
Repurchases/redemptions of capital stock	—	—	—	—	(5,693)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(49)
Cash dividends on capital stock	(180)	—	(180)	—	(180)
BALANCE, SEPTEMBER 30, 2018	$1,612	$407	$2,019	$123	$7,305

BALANCE, DECEMBER 31, 2018	$1,623	$427	$2,050	$84	$7,548
Comprehensive income (loss)	231	57	288	(48)	240
Proceeds from issuance of capital stock	—	—	—	—	5,378
Repurchases/redemptions of capital stock	—	—	—	—	(6,107)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(9)
Cash dividends on capital stock	(207)	—	(207)	—	(207)
BALANCE, SEPTEMBER 30, 2019	$1,647	$484	$2,131	$36	$6,843

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$288	$360
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	(85)	31
Net (gains) losses on trading securities	(36)	33
Net change in derivatives and hedging activities	(96)	142
Other adjustments	4	—
Net change in:
Accrued interest receivable	(11)	(128)
Other assets	(5)	3
Accrued interest payable	11	32
Other liabilities	5	19
Total adjustments	(213)	132
Net cash provided by (used in) operating activities	75	492
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(219)	91
Securities purchased under agreements to resell	(3,300)	(500)
Federal funds sold	(1,485)	(2,140)
Trading securities
Proceeds from maturities	50	241
Available-for-sale securities
Proceeds from maturities	1,981	2,467
Purchases	—	(1,365)
Held-to-maturity securities
Proceeds from maturities	371	521
Advances
Repaid	222,201	228,179
Originated or purchased	(200,553)	(226,534)
Mortgage loans held for portfolio
Principal collected	1,024	700
Originated or purchased	(2,152)	(1,169)
Other investing activities, net	(5)	(18)
Net cash provided by (used in) investing activities	17,913	473

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
FINANCING ACTIVITIES
Net change in deposits	173	(180)
Borrowings from other FHLBanks	(500)	(600)
Net payments on derivative contracts with financing elements	—	(1)
Net proceeds from issuance of consolidated obligations
Discount notes	93,081	130,226
Bonds	44,913	31,217
Payments for maturing and retiring consolidated obligations
Discount notes	(109,141)	(124,838)
Bonds	(45,426)	(36,944)
Proceeds from issuance of capital stock	5,378	5,837
Payments for repurchases/redemptions of capital stock	(6,107)	(5,693)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(62)	(157)
Cash dividends paid	(207)	(180)
Net cash provided by (used in) financing activities	(17,898)	(1,313)
Net increase (decrease) in cash and due from banks	90	(348)
Cash and due from banks at beginning of the period	119	503
Cash and due from banks at end of the period	$209	$155

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$2,637	$2,010
Affordable Housing Program payments	28	30
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	95	66
Mortgage loan charge-offs	—	1
Transfers of mortgage loans to other assets	2	3
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	9	49
Initial right-of-use lease asset recognition	3	—
Initial lease liability recognition	3	—

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

Reclassifications

Certain amounts in the Bank’s 2018 financial statements have been reclassified to conform to the presentation as of September 30, 2019. These amounts were not deemed to be material.

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the nine months ended September 30, 2019, with the exception of the policies noted below. Descriptions of all significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in the 2018 Form 10-K.

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

This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2019. This guidance did not affect the Bank’s application of hedge accounting for existing hedge strategies, with the exception of designation of a fallback long-haul method for its short-cut hedge strategies, which did not impact the Bank’s financial condition, results of operations, or cash flows. This guidance prospectively affected the Bank’s income statement presentation for fair value hedge relationships and required certain new disclosures. Prior period comparative financial information was not reclassified to conform to current presentation. The impact of recording changes in fair value of the derivative hedging instrument and the hedged item for designated fair value hedges in the same line as the earnings effect of the hedged item decreased net interest income by $4 million and $6 million for the three and nine months ended September 30, 2019; however, it had no impact on total net income reported for the period. The Bank will continue to assess opportunities enabled by the new guidance to expand its risk management strategies.
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

Note 3 — Trading Securities

MAJOR SECURITY TYPES

Trading securities were as follows (dollars in millions):

	September 30, 2019	December 31, 2018
Non-mortgage-backed securities
U.S. obligations[1]	$153	$159
GSE and Tennessee Valley Authority obligations	62	57
Other[2]	263	266
Total non-mortgage-backed securities	478	482
Mortgage-backed securities
GSE multifamily	423	433
Total fair value	$901	$915

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Consists of taxable municipal bonds.

NET GAINS (LOSSES) ON TRADING SECURITIES

The Bank did not sell any trading securities during the three and nine months ended September 30, 2019 and 2018. During the three and nine months ended September 30, 2019, the Bank recorded net holding gains of $8 million and $36 million on its trading securities compared to net holding losses of $9 million and $33 million for the same periods in 2018.

Note 4 — Available-for-Sale Securities

MAJOR SECURITY TYPES

AFS securities were as follows (dollars in millions):

	September 30, 2019
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
U.S. obligations[2]	$2,277	$4	$(2)	$2,279
GSE and Tennessee Valley Authority obligations	1,086	16	—	1,102
State or local housing agency obligations	786	—	(5)	781
Other[3]	280	9	—	289
Total non-mortgage-backed securities	4,429	29	(7)	4,451
Mortgage-backed securities
U.S. obligations single-family[2]	4,161	19	(2)	4,178
GSE single-family	687	5	(1)	691
GSE multifamily	8,057	17	(21)	8,053
Total mortgage-backed securities	12,905	41	(24)	12,922
Total	$17,334	$70	$(31)	$17,373

	December 31, 2018
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
U.S. obligations[2]	$2,597	$8	$(3)	$2,602
GSE and Tennessee Valley Authority obligations	1,012	26	—	1,038
State or local housing agency obligations	820	—	(6)	814
Other[3]	264	11	—	275
Total non-mortgage-backed securities	4,693	45	(9)	4,729
Mortgage-backed securities
U.S. obligations single-family[2]	4,459	25	(1)	4,483
GSE single-family	794	6	(4)	796
GSE multifamily	8,986	36	(11)	9,011
Total mortgage-backed securities	14,239	67	(16)	14,290
Total	$18,932	$112	$(25)	$19,019

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	Consists of taxable municipal bonds and/or Private Export Funding Corporation (PEFCO) bonds.

UNREALIZED LOSSES

The following tables summarize AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	September 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
U.S. obligations[1]	$652	$(1)	$680	$(1)	$1,332	$(2)
State or local housing agency obligations	—	—	625	(5)	625	(5)
Total non-mortgage-backed securities	652	(1)	1,305	(6)	1,957	(7)
Mortgage-backed securities
U.S. obligations single-family[1]	462	(1)	474	(1)	936	(2)
GSE single-family	254	(1)	17	—	271	(1)
GSE multifamily	2,346	(11)	2,506	(10)	4,852	(21)
Total mortgage-backed securities	3,062	(13)	2,997	(11)	6,059	(24)
Total	$3,714	$(14)	$4,302	$(17)	$8,016	$(31)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
U.S. obligations[1]	$533	$(1)	$311	$(2)	$844	$(3)
State or local housing agency obligations	211	—	586	(6)	797	(6)
Total non-mortgage-backed securities	744	(1)	897	(8)	1,641	(9)
Mortgage-backed securities
U.S. obligations single-family[1]	646	(1)	—	—	646	(1)
GSE single-family	115	—	209	(4)	324	(4)
GSE multifamily	3,239	(8)	718	(3)	3,957	(11)
Total mortgage-backed securities	4,000	(9)	927	(7)	4,927	(16)
Total	$4,744	$(10)	$1,824	$(15)	$6,568	$(25)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	September 30, 2019		December 31, 2018
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$112	$112	$74	$74
Due after one year through five years	1,981	1,989	1,314	1,323
Due after five years through ten years	1,604	1,611	2,497	2,506
Due after ten years	732	739	808	826
Total non-mortgage-backed securities	4,429	4,451	4,693	4,729
Mortgage-backed securities	12,905	12,922	14,239	14,290
Total	$17,334	$17,373	$18,932	$19,019

Note 5 — Held-to-Maturity Securities

MAJOR SECURITY TYPES

HTM securities were as follows (dollars in millions):

	September 30, 2019
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$385	$78	$—	$463
State or local housing agency obligations	223	2	(1)	224
Total non-mortgage-backed securities	608	80	(1)	687
Mortgage-backed securities
U.S. obligations single-family[2]	5	—	—	5
U.S. obligations commercial[2]	1	—	—	1
GSE single-family	1,869	3	(7)	1,865
Private-label residential	8	—	—	8
Total mortgage-backed securities	1,883	3	(7)	1,879
Total	$2,491	$83	$(8)	$2,566

	December 31, 2018
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$389	$48	$(2)	$435
State or local housing agency obligations	391	1	(1)	391
Total non-mortgage-backed securities	780	49	(3)	826
Mortgage-backed securities
U.S. obligations single-family[2]	9	—	—	9
U.S. obligations commercial[2]	1	—	—	1
GSE single-family	2,192	4	(21)	2,175
Private-label residential	10	—	—	10
Total mortgage-backed securities	2,212	4	(21)	2,195
Total	$2,992	$53	$(24)	$3,021

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

UNREALIZED LOSSES

The following tables summarize HTM securities with unrealized losses by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	September 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
State or local housing agency obligations	$12	$—	$150	$(1)	$162	$(1)
Total non-mortgage-backed securities	12	—	150	(1)	162	(1)
Mortgage-backed securities
U.S. obligations single-family[1]	6	—	—	—	6	—
GSE single-family	544	(1)	950	(6)	1,494	(7)
Private-label residential	—	—	5	—	5	—
Total mortgage-backed securities	550	(1)	955	(6)	1,505	(7)
Total	$562	$(1)	$1,105	$(7)	$1,667	$(8)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$69	$(2)	$—	$—	$69	$(2)
State or local housing agency obligations	50	—	152	(1)	202	(1)
Total non-mortgage-backed securities	119	(2)	152	(1)	271	(3)
Mortgage-backed securities
U.S. obligations single-family[1]	3	—	—	—	3	—
U.S. obligations commercial[1]	—	—	1	—	1	—
GSE single-family	611	(1)	1,008	(20)	1,619	(21)
Private-label residential	—	—	6	—	6	—
Total mortgage-backed securities	614	(1)	1,015	(20)	1,629	(21)
Total	$733	$(3)	$1,167	$(21)	$1,900	$(24)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	September 30, 2019		December 31, 2018
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$—	$—	$9	$9
Due after one year through five years	—	—	64	65
Due after five years through ten years	271	309	332	353
Due after ten years	337	378	375	399
Total non-mortgage-backed securities	608	687	780	826
Mortgage-backed securities	1,883	1,879	2,212	2,195
Total	$2,491	$2,566	$2,992	$3,021

Note 6 — Other-Than-Temporary Impairment

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for other-than-temporary impairment (OTTI) on a quarterly basis. As part of its evaluation of securities for OTTI, the Bank considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank will recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, the Bank performs analyses to determine if any of these securities are other-than-temporarily impaired. The analysis of the Bank’s AFS and HTM investment securities in an unrealized loss position at September 30, 2019 is discussed below:

•
U.S. obligations and GSE obligations. The strength of the issuers’ guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. The Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at September 30, 2019.

•
State or local housing agency obligations. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at September 30, 2019.

•
Private-label residential mortgage-backed securities. On a quarterly basis, the Bank engages other designated FHLBanks to perform cash flow analyses on its private-label mortgage-backed securities (private-label MBS). As of September 30, 2019, the Bank compared the present value of cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At September 30, 2019, the Bank’s cash flow analyses for private-label MBS did not project any credit losses. The Bank does not intend to sell its private-label MBS nor is it more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at September 30, 2019.

Note 7 — Advances

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	September 30, 2019		December 31, 2018
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$2	3.09%	$2	3.63%
Due in one year or less	38,840	2.24	50,561	2.61
Due after one year through two years	19,931	2.42	23,946	2.61
Due after two years through three years	12,449	2.47	17,582	2.73
Due after three years through four years	4,826	2.55	4,091	2.73
Due after four years through five years	5,894	2.40	6,814	2.76
Thereafter	2,823	2.86	3,417	2.96
Total par value	84,765	2.36%	106,413	2.66%
Premiums	28		38
Discounts	(7)		(8)
Fair value hedging adjustments	223		(120)
Total	$85,009		$106,323

The following table summarizes all advances by year of redemption term or next call date for callable advances, and by year of redemption term or next put date for putable advances (dollars in millions):

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Overdrawn demand deposit accounts	$2	$2	$2	$2
Due in one year or less	56,644	77,931	39,518	50,617
Due after one year through two years	9,475	11,087	20,210	24,060
Due after two years through three years	9,317	10,423	12,452	17,628
Due after three years through four years	3,478	2,357	4,821	4,078
Due after four years through five years	3,916	2,444	4,951	6,722
Thereafter	1,933	2,169	2,811	3,306
Total par value	$84,765	$106,413	$84,765	$106,413

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At September 30, 2019 and December 31, 2018, the Bank had callable advances outstanding totaling $20.5 billion and $35.6 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on the predetermined exercise dates. Generally, these put options are exercised when interest rates increase relative to contractual rates. At September 30, 2019 and December 31, 2018, the Bank had putable advances outstanding totaling $1.3 billion and $283 million.

PREPAYMENT FEES

The Bank generally charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. For certain advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of fair value hedging adjustments in advance income in the Statements of Income. During both the three and nine months ended September 30, 2019, the Bank recorded prepayment fees on advances, net of $2 million and $3 million compared to $2 million and $8 million for the same periods in 2018.

CREDIT RISK EXPOSURE AND SECURITY TERMS

The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions, and insurance companies. At September 30, 2019 and December 31, 2018, the Bank had outstanding advances of $30.9 billion and $49.6 billion to one member that individually held 10 percent or more of the Bank’s advances, which represents 37 percent and 47 percent of total outstanding advances. For information related to the Bank’s credit risk exposure on advances, refer to “Note 9 — Allowance for Credit Losses.”

Note 8 — Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio includes conventional mortgage loans and government-guaranteed or -insured mortgage loans obtained through the Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago) and the Mortgage Purchase Program (MPP). The MPF program, which represents 97 percent of the Bank’s mortgage loans held for portfolio at September 30, 2019, involves investment by the Bank in single-family mortgage loans held for portfolio that are either purchased from participating financial institutions (PFIs) or funded by the Bank through PFIs. MPF loans may also be acquired through participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank’s MPF PFIs generally originate, service, and credit enhance mortgage loans that are sold to the Bank. MPF PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the MPF PFI to a designated mortgage service provider.

Under the MPP, the Bank acquired single-family mortgage loans that were purchased directly from MPP PFIs. Similar to the MPF program, MPP PFIs generally originated, serviced, and credit enhanced the mortgage loans sold to the Bank. The MPP program represents three percent of the Bank’s mortgage loans held for portfolio at September 30, 2019. The Bank does not currently purchase mortgage loans under this program. All loans in this portfolio were originated prior to 2006.

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	September 30, 2019	December 31, 2018
Fixed rate, long-term single-family mortgage loans	$7,951	$6,860
Fixed rate, medium-term[1] single-family mortgage loans	877	874
Total unpaid principal balance	8,828	7,734
Premiums	122	105
Discounts	(4)	(5)
Basis adjustments from mortgage loan purchase commitments	7	2
Total mortgage loans held for portfolio	8,953	7,836
Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$8,952	$7,835

1	Medium-term is defined as a term of 15 years or less.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	September 30, 2019	December 31, 2018
Conventional mortgage loans	$8,333	$7,231
Government-insured mortgage loans	495	503
Total unpaid principal balance	$8,828	$7,734

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At September 30, 2019 and December 31, 2018, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At September 30, 2019 and December 31, 2018, none of the Bank’s credit products were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings (TDRs) related to credit products during the nine months ended September 30, 2019 and 2018.

The Bank has never experienced a credit loss on its credit products. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on its credit products as of September 30, 2019 and December 31, 2018. Accordingly, the Bank has not recorded any allowance for credit losses for its credit products.

GOVERNMENT-INSURED MORTGAGE LOANS

The Bank invests in government-insured fixed rate mortgage loans in both the MPF and MPP portfolios that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote and has never experienced a credit loss on its government-insured mortgage loans. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at September 30, 2019 and December 31, 2018. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

The following table summarizes the allowance for credit losses and the recorded investment of the Bank’s conventional mortgage loan portfolio by impairment methodology (dollars in millions):

	September 30, 2019	December 31, 2018
Allowance for credit losses
Collectively evaluated for impairment	$1	$1

Recorded investment[1]
Collectively evaluated for impairment	$8,439	$7,306
Individually evaluated for impairment, without a related allowance	51	54
Total recorded investment	$8,490	$7,360

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

CREDIT QUALITY INDICATORS

Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The tables below summarize the Bank’s key credit quality indicators for mortgage loans (dollars in millions):

	September 30, 2019
	Conventional MPF/MPP	Government-Guaranteed or -Insured[6]	Total
Past due 30 - 59 days	$44	$16	$60
Past due 60 - 89 days	13	5	18
Past due 90 - 179 days	9	4	13
Past due 180 days or more	10	4	14
Total past due mortgage loans	76	29	105
Total current mortgage loans	8,414	479	8,893
Total recorded investment of mortgage loans[1]	$8,490	$508	$8,998

In process of foreclosure (included above)[2]	$7	$1	$8
Serious delinquency rate[3]	—%	2%	—%
Past due 90 days or more and still accruing interest[4]	$—	$8	$8
Non-accrual mortgage loans[5]	$31	$—	$31

	December 31, 2018
	Conventional MPF/MPP	Government- Guaranteed or -Insured[6]	Total
Past due 30 - 59 days	$49	$17	$66
Past due 60 - 89 days	14	5	19
Past due 90 - 179 days	11	4	15
Past due 180 days or more	13	4	17
Total past due mortgage loans	87	30	117
Total current mortgage loans	7,273	486	7,759
Total recorded investment of mortgage loans[1]	$7,360	$516	$7,876

In process of foreclosure (included above)[2]	$8	$2	$10
Serious delinquency rate[3]	—%	2%	—%
Past due 90 days or more and still accruing interest[4]	$—	$8	$8
Non-accrual mortgage loans[5]	$36	$—	$36

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

2
Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans depending on their payment status.

3	Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total recorded investment.

4	Represents government-insured mortgage loans that are 90 days or more past due.

5	Represents conventional mortgage loans that are 90 days or more past due or TDRs.

6	The Bank did not record any allowance for credit losses on government-guaranteed or -insured mortgage loans at September 30, 2019 and December 31, 2018.

INDIVIDUALLY EVALUATED IMPAIRED LOANS

As previously described, the Bank evaluates certain conventional mortgage loans for impairment individually. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

The Bank did not recognize any interest income on impaired loans during the three and nine months ended September 30, 2019 and 2018.

During the three and nine months ended September 30, 2019, the average recorded investment of conventional impaired loans without an allowance was $51 million and $53 million as compared to $58 million and $59 million for the same periods in 2018.

TERM SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for its term securities purchased under agreements to resell at September 30, 2019 and December 31, 2018.

OFF-BALANCE SHEET CREDIT EXPOSURES

At September 30, 2019 and December 31, 2018, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank’s off-balance sheet credit exposures, see “Note 14 — Commitments and Contingencies.”

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	September 30, 2019			December 31, 2018
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$37,521	$37	$198	$47,316	$83	$115
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	1,088	8	56	1,321	20	24
Forward settlement agreements (TBAs)	409	1	—	98	—	—
Mortgage loan purchase commitments	423	—	—	101	1	—
Total derivatives not designated as hedging instruments	1,920	9	56	1,520	21	24
Total derivatives before netting and collateral adjustments	$39,441	46	254	$48,836	104	139
Netting adjustments and cash collateral[1]		86	(253)		(46)	(130)
Total derivative assets and derivative liabilities		$132	$1		$58	$9

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. At September 30, 2019 and December 31, 2018, cash collateral posted by the Bank and related accrued interest was $339 million and $121 million. At September 30, 2019, the Bank did not hold any cash collateral or related accrued interest from clearing agents or counterparties. At December 31, 2018, the Bank held cash collateral and related accrued interest from clearing agents and/or counterparties of $37 million.

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

The following tables summarize the income effect from fair value hedging relationships recorded in either net interest income or other income as well as total income (expense) by product recorded in the Statements of Income (dollars in millions):

	For the Three Months Ended September 30, 2019
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded in the Statements of Income[1]	$569	$118	$(579)
Net interest income effect from fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(48)	$(72)	$21
Hedged items[3]	60	63	(52)
Total net interest income effect from fair value hedging relationships	$12	$(9)	$(31)

	For the Three Months Ended September 30, 2018
	Interest Income (Expense)			Other Income
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Net Gains (Losses) on Derivatives and Hedging Activities
Total income (expense) recorded in the Statements of Income[1]	$633	$132	$(535)	$9
Net income effect from fair value hedging relationships
Interest rate contracts
Derivatives[4]	$18	$(3)	$(59)	$92
Hedged items[5]	—	1	—	(92)
Total net income effect from fair value hedging relationships	$18	$(2)	$(59)	$—

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

The following tables summarize the income effect from fair value hedging relationships recorded in either net interest income or other income as well as total income (expense) by product recorded in the Statements of Income (dollars in millions):

	For the Nine Months Ended September 30, 2019
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded in the Statements of Income[1]	$1,997	$394	$(1,810)
Net interest income effect from fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(288)	$(299)	$217
Hedged items[3]	344	294	(375)
Total net interest income effect from fair value hedging relationships	$56	$(5)	$(158)

	For the Nine Months Ended September 30, 2018
	Interest Income (Expense)			Other Income
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Net Gains (Losses) on Derivatives and Hedging Activities
Total income (expense) recorded in the Statements of Income[1]	$1,761	$364	$(1,517)	$43
Net income effect from fair value hedging relationships
Interest rate contracts
Derivatives[4]	$30	$(22)	$(153)	$301
Hedged items[5]	7	2	(1)	(294)
Total net income effect from fair value hedging relationships	$37	$(20)	$(154)	$7

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

5	Interest income (expense) amounts include amortization/accretion of basis adjustments on closed hedge relationships. Other income amounts include changes in fair value.

The following table summarizes cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	September 30, 2019
Line Item in Statements of Condition	Amortized Cost of Hedged Asset/ Liability[1]	Changes in Fair Value for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Adjustments
Advances	$15,522	$211	$12	$223
Available-for-sale securities	6,542	237	—	237
Consolidated obligation bonds	18,991	34	(15)	19

1    Includes the portion of amortized cost representing the hedged items in fair value hedging relationships.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps		$—		$7
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$(12)	8	$(45)	36
Forward settlement agreements (TBAs)	(2)	1	(6)	3
Mortgage loan purchase commitments	2	(1)	6	(2)
Net interest settlements	—	(1)	—	(4)
Total net gains (losses) related to derivatives not designated as hedging instruments	(12)	7	(45)	33
Price alignment amount[1]	—	2	—	3
Net gains (losses) on derivatives and hedging activities	$(12)	$9	$(45)	$43

1
This amount represents interest on variation margin which is a component of the derivative fair value for cleared transactions. The amounts reported for the three and nine months ended September 30, 2019 reflect the price alignment amounts on variation margin for daily settled derivative contracts not designated as hedging instruments. The price alignment amounts on variation margin for daily settled derivative contracts designated as hedging instruments are recorded in the same line item as the earnings effect of the hedged item. The amounts reported for the three and nine months ended September 30, 2018 reflect the price alignment amounts on variation margin for all daily settled derivative contracts. The amounts recorded for the three and nine months ended September 30, 2019 were less than $1 million.

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a nationally recognized statistical rating organization (NRSRO), the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at September 30, 2019 was $1 million, for which the Bank was not required to post collateral in the normal course of business. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would not have been required to deliver additional collateral to its uncleared derivative counterparties at September 30, 2019.

For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Bank utilizes one Clearinghouse, CME Clearing for all cleared derivative transactions. CME Clearing notifies the clearing agent of the required initial margin and daily variation margin requirements, and the clearing agent in turn notifies the Bank.

The Clearinghouse determines initial margin requirements which are considered cash collateral. Generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at September 30, 2019. Variation margin requirements with CME Clearing are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	September 30, 2019
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$45	$(42)	$—	$3
Cleared derivatives	1	128	—	129
Total	$46	$86	$—	$132
Derivative Liabilities
Uncleared derivatives	$252	$(251)	$—	$1
Cleared derivatives	2	(2)	—	—
Total	$254	$(253)	$—	$1

	December 31, 2018
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$96	$(96)	$1	$1
Cleared derivatives	7	50	—	57
Total	$103	$(46)	$1	$58
Derivative Liabilities
Uncleared derivatives	$119	$(110)	$—	$9
Cleared derivatives	20	(20)	—	—
Total	$139	$(130)	$—	$9

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At September 30, 2019 and December 31, 2018, the total par value of outstanding consolidated obligations of the FHLBanks was $1,010.3 billion and $1,031.6 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	September 30, 2019		December 31, 2018
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$26,785	2.03%	$43,052	2.34%
Discounts and concessions[1]	(69)		(173)
Total	$26,716		$42,879

1	Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	September 30, 2019		December 31, 2018
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$61,643	2.00%	$53,247	2.08%
Due after one year through two years	12,731	2.11	22,326	2.50
Due after two years through three years	7,505	2.32	9,478	1.97
Due after three years through four years	3,031	2.39	1,881	2.53
Due after four years through five years	3,505	3.08	2,224	2.58
Thereafter	5,026	3.13	4,868	3.51
Total par value	93,441	2.15%	94,024	2.26%
Premiums	189		152
Discounts and concessions[1]	(38)		(48)
Fair value hedging adjustments	19		(356)
Total	$93,611		$93,772

1	Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	September 30, 2019	December 31, 2018
Non-callable or non-putable	$89,259	$89,549
Callable	4,182	4,475
Total par value	$93,441	$94,024

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

Year of Contractual Maturity or Next Call Date	September 30, 2019	December 31, 2018
Due in one year or less	$64,394	$55,672
Due after one year through two years	13,117	22,696
Due after two years through three years	7,805	9,333
Due after three years through four years	2,746	1,656
Due after four years through five years	3,219	1,864
Thereafter	2,160	2,803
Total par value	$93,441	$94,024

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

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days’ written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At September 30, 2019 and December 31, 2018, the Bank’s excess capital stock outstanding was less than $1 million.

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

At September 30, 2019 and December 31, 2018, the Bank’s mandatorily redeemable capital stock totaled $202 million and $255 million. During the three and nine months ended September 30, 2019, interest expense on mandatorily redeemable capital stock was $2 million and $9 million. Interest expense on mandatorily redeemable capital stock was $6 million and $15 million for the three and nine months ended September 30, 2018.

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

The following tables summarize changes in mandatorily redeemable capital stock (dollars in millions):

	For the Three Months Ended September 30,
	2019	2018
Balance, beginning of period	$203	$373
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	—	10
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(1)	(106)
Balance, end of period	$202	$277

	For the Nine Months Ended September 30,
	2019	2018
Balance, beginning of period	$255	$385
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	9	49
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(62)	(157)
Balance, end of period	$202	$277

The following table summarizes the Bank’s mandatorily redeemable capital stock by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	September 30, 2019	December 31, 2018
Due in one year or less	$2	$2
Due after one year through two years	1	—
Due after two years through three years	11	1
Due after three years through four years	4	10
Due after four years through five years	1	18
Thereafter[2]	170	210
Past contractual redemption date due to outstanding activity with the Bank	13	14
Total	$202	$255

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

RESTRICTED RETAINED EARNINGS

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At September 30, 2019 and December 31, 2018, the Bank’s restricted retained earnings account totaled $484 million and $427 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes changes in AOCI (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 4)	Pension and postretirement benefits	Total AOCI
Balance, June 30, 2018	$146	$(4)	$142
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(19)	—	(19)
Net current period other comprehensive income (loss)	(19)	—	(19)
Balance, September 30, 2018	$127	$(4)	$123

Balance, June 30, 2019	$56	$(3)	$53
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(17)	—	(17)
Net current period other comprehensive income (loss)	(17)	—	(17)
Balance, September 30, 2019	$39	$(3)	$36

Balance, December 31, 2017	$118	$(4)	$114
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	9	—	9
Net current period other comprehensive income (loss)	9	—	9
Balance, September 30, 2018	$127	$(4)	$123

Balance, December 31, 2018	$87	$(3)	$84
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(48)	—	(48)
Net current period other comprehensive income (loss)	(48)	—	(48)
Balance, September 30, 2019	$39	$(3)	$36

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at September 30, 2019 and December 31, 2018.

If the Bank’s capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations.

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	September 30, 2019		December 31, 2018
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$1,039	$7,009	$1,146	$7,719
Regulatory capital	$5,166	$7,009	$5,861	$7,719
Leverage capital	$6,457	$10,513	$7,326	$11,579
Capital-to-assets ratio	4.00%	5.43%	4.00%	5.27%
Leverage ratio	5.00%	8.14%	5.00%	7.90%

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

The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:

•
Level 1 Inputs. Quoted prices (unadjusted) for identical assets or liabilities in an active market that the Bank can access on the measurement date. An active market for an asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications would be reported as transfers in/out as of the beginning of the quarter in which the changes occur. The Bank had no transfers of assets or liabilities between fair value levels during the nine months ended September 30, 2019 and 2018.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments at September 30, 2019 (dollars in millions). The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio on a non-recurring basis. The Bank records all other financial assets and liabilities at amortized cost. The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$209	$209	$—	$—	$—	$209
Interest-bearing deposits	2	—	2	—	—	2
Securities purchased under agreements to resell	8,000	—	8,000	—	—	8,000
Federal funds sold	5,635	—	5,635	—	—	5,635
Trading securities	901	—	901	—	—	901
Available-for-sale securities	17,373	—	17,373	—	—	17,373
Held-to-maturity securities	2,491	—	2,558	8	—	2,566
Advances	85,009	—	85,201	—	—	85,201
Mortgage loans held for portfolio, net	8,952	—	9,053	53	—	9,106
Accrued interest receivable	210	—	210	—	—	210
Derivative assets, net	132	—	46	—	86	132
Other assets	32	32	—	—	—	32
Liabilities
Deposits	(1,280)	—	(1,280)	—	—	(1,280)
Consolidated obligations
Discount notes	(26,716)	—	(26,719)	—	—	(26,719)
Bonds	(93,611)	—	(94,096)	—	—	(94,096)
Total consolidated obligations	(120,327)	—	(120,815)	—	—	(120,815)
Mandatorily redeemable capital stock	(202)	(202)	—	—	—	(202)
Accrued interest payable	(279)	—	(279)	—	—	(279)
Derivative liabilities, net	(1)	—	(254)	—	253	(1)

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

As of September 30, 2019 and December 31, 2018, multiple prices were received for the majority of the Bank’s trading and AFS investment securities. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value in the Statements of Condition at September 30, 2019 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S. obligations	$—	$153	$—	$—	$153
GSE and Tennessee Valley Authority obligations	—	62	—	—	62
Other non-MBS	—	263	—	—	263
GSE multifamily MBS	—	423	—	—	423
Total trading securities	—	901	—	—	901
Available-for-sale securities
U.S. obligations	—	2,279	—	—	2,279
GSE and Tennessee Valley Authority obligations	—	1,102	—	—	1,102
State or local housing agency obligations	—	781	—	—	781
Other non-MBS	—	289	—	—	289
U.S. obligations single-family MBS	—	4,178	—	—	4,178
GSE single-family MBS	—	691	—	—	691
GSE multifamily MBS	—	8,053	—	—	8,053
Total available-for-sale securities	—	17,373	—	—	17,373
Derivative assets, net
Interest-rate related	—	45	—	86	131
Forward settlement agreements (TBAs)	—	1	—	—	1
Total derivative assets, net	—	46	—	86	132
Other assets	32	—	—	—	32
Total recurring assets at fair value	$32	$18,320	$—	$86	$18,438
Liabilities
Derivative liabilities, net
Interest-rate related	—	(254)	—	253	(1)
Total derivative liabilities, net	—	(254)	—	253	(1)
Total recurring liabilities at fair value	$—	$(254)	$—	$253	$(1)

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

FAIR VALUE ON A NON-RECURRING BASIS

The Bank measures certain impaired mortgage loans held for portfolio at level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. At September 30, 2019 and December 31, 2018, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $2 million and $1 million. These fair values were as of the date the fair value adjustment was recorded during the nine months ended September 30, 2019 and year-ended December 31, 2018.

Note 14 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At September 30, 2019 and December 31, 2018, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $890.1 billion and $894.5 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	September 30, 2019			December 31, 2018
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1]	$8,728	$179	$8,907	$9,094
Standby bond purchase agreements	55	818	873	675
Commitments to purchase mortgage loans	423	—	423	101
Commitments to issue bonds	917	—	917	60
Commitments to fund advances	466	1	467	50

1	Excludes commitments to issue standby letters of credit of $24 million and $3 million at September 30, 2019 and December 31, 2018.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. All standby letters of credit, similar to advances, are fully collateralized at the time of issuance and subject to member borrowing limits as established by the Bank. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The original terms of standby letters of credit range from less than one month to 13 years, currently no later than 2025. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” in the Statements of Condition and amounted to $2 million at both September 30, 2019 and December 31, 2018.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At September 30, 2019, the Bank had standby bond purchase agreements with seven housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2025. During both the nine months ended September 30, 2019 and 2018, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. Commitments are generally for periods not to exceed 45 business days. These commitments are considered derivatives and their estimated fair value at September 30, 2019 and December 31, 2018 is reported in “Note 10 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Commitments to Issue Bonds. At September 30, 2019 and December 31, 2018, the Bank had commitments to issue $917 million and $60 million of consolidated obligation bonds.

Commitments to Fund Advances. The Bank enters into commitments to fund additional advances up to 24 months in the future. At September 30, 2019 and December 31, 2018, the Bank had commitments to fund advances of $467 million and $50 million.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a memorandum account called the FLA. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $131 million and $115 million at September 30, 2019 and December 31, 2018.
Legal Proceedings. As a result of the merger with the Federal Home Loan Bank of Seattle (Seattle Bank), the Bank has been involved in a number of legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairment of certain private-label MBS. Of the 11 cases initially filed, one has been dismissed, two have been settled in part and dismissed in part, and eight have been settled. The Bank appealed the one complete dismissal and two partial dismissals covering the claims related to five certificates across three different cases. The appellate court affirmed the dismissal of the claims related to four certificates in December 2017 and affirmed the dismissal of the remaining certificate in May 2018. In January 2018, the Bank filed petitions for discretionary review of the appellate court’s rulings in December 2017 related to four of the certificates with the Washington Supreme Court. On May 3, 2018, the Court granted those petitions. The aggregate consideration paid for these four certificates is $567 million. Oral arguments were heard on October 9, 2018. In June 2018, the Bank filed a petition for discretionary review of the appellate court’s ruling in May 2018 on the fifth certificate. The aggregate consideration paid for that one certificate is $200 million.
On October 3, 2019, the Washington Supreme Court reversed the judgment of the appellate court on the four certificates covered by the Bank’s petition of January 2018 and reinstated the Bank’s claims on those four certificates. The Bank anticipates that the Washington Supreme Court will now grant the petition for review on the fifth certificate and then reverse that judgment and reinstate the claim on that certificate as well. Other than the private-label MBS litigation, the Bank does not believe any legal proceedings to which it is a party could have a material impact on its financial condition, results of operations, or cash flows.
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
The Bank records legal expenses related to litigation settlements as incurred in other expenses in the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement.  During the three and nine months ended September 30, 2019 and 2018, the Bank did not recognize net gains on private-label MBS litigation settlements.

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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	September 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Advances	$5,817	7	$6,991	7
Mortgage loans	207	2	96	1
Deposits	18	1	12	1
Capital stock	281	6	328	6

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At September 30, 2019 and December 31, 2018, the Bank had the following business concentrations with stockholders (dollars in millions):

	September 30, 2019
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.	$1,247	26	$30,900	$22	$904
Superior Guaranty Insurance Company[3]	16	—	—	370	—
Total	$1,263	26	$30,900	$392	$904

	December 31, 2018
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.	$1,994	35	$49,575	$25	$1,167
Superior Guaranty Insurance Company[3]	18	—	—	420	—
Total	$2,012	35	$49,575	$445	$1,167

1
Pursuant to applicable Finance Agency regulations, the Bank’s voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank’s capital stock.

2
Represents interest income earned on advances during the nine months ended September 30, 2019 and the year ended December 31, 2018. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

3	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

Note 16 — Activities with Other FHLBanks

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the nine months ended September 30, 2019 and 2018 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2019
Atlanta	$—	$565	$(565)	$—
Indianapolis	—	550	(550)	—
Topeka	—	150	(150)	—
	$—	$1,265	$(1,265)	$—

2018
Boston	$—	$800	$(800)	$—
San Francisco	—	300	(300)	—
Dallas	—	500	(500)	—
	$—	$1,600	$(1,600)	$—

The following table summarizes borrowing activity from other FHLBanks during the nine months ended September 30, 2019 and 2018 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2019
Atlanta	$500	$400	$(900)	$—

2018
Atlanta	$200	$—	$(200)	$—
Boston	400	—	(400)	—
	$600	$—	$(600)	$—

At September 30, 2019 and 2018, none of the previous transactions were outstanding on the Bank’s Statements of Condition. The interest income and expense related to this activity were immaterial.

Note 17 — Subsequent Events

Subsequent events have been evaluated from October 1, 2019, through the time of the Form 10-Q filing with the Securities and Exchange Commission. No material subsequent events requiring disclosure were identified.

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

Financial Results
For the three and nine months ended September 30, 2019, we reported net income of $80 million and $288 million compared to $113 million and $360 million for the same periods in 2018. The decline in our net income for the three and nine months ended September 30, 2019, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was primarily driven by a decrease in net interest income and an increase in other expense. Net income was also impacted by a decrease in other income.

Net interest income totaled $129 million and $435 million for the three and nine months ended September 30, 2019 compared to $156 million and $480 million for the same periods last year. The decline during the three and nine months ended September 30, 2019 was primarily due to a decrease in net interest margin and a decline in average advance volumes. Our net interest margin was 0.38 percent and 0.41 percent during the three and nine months ended September 30, 2019 compared to 0.42 percent and 0.43 percent for the same periods in 2018. The decrease in net interest margin was primarily attributable to lower asset liability spreads.

We recorded net gains of $3 million and $11 million in other income (loss) for the three and nine months ended September 30, 2019 compared to net gains of $7 million and $23 million for the same periods last year. Other income (loss) was impacted by net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities.

Other expense totaled $43 million and $125 million for the three and nine months ended September 30, 2019 compared to $36 million and $101 million for the same periods in 2018. Other expense was driven primarily by increased professional fees and other operating expenses for the three and nine months ended September 30, 2019.

Our total assets decreased to $129.1 billion at September 30, 2019, from $146.5 billion at December 31, 2018, driven by a decrease in advances, offset partially by an increase in investments. Advances at September 30, 2019 decreased by $21.3 billion from December 31, 2018 due primarily to a decrease in borrowings by large depository institution members. Investments at September 30, 2019 increased by $2.6 billion from December 31, 2018 primarily due to an increase in money market investments as a result of increased liquidity holdings.

Our total liabilities decreased to $122.3 billion at September 30, 2019, from $139.0 billion at December 31, 2018, primarily driven by a decrease in the amount of consolidated obligations needed to fund our assets.

Total capital decreased to $6.8 billion at September 30, 2019 from $7.5 billion at December 31, 2018, primarily due to a decrease in capital stock resulting from a decline in member activity. Our regulatory capital ratio increased to 5.43 percent at September 30, 2019, from 5.27 percent at December 31, 2018, and was above the required regulatory limit at each period end. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings.

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

As indicated in the tables that follow, our adjusted net interest income and adjusted net income decreased during the three and nine months ended September 30, 2019 when compared to the same periods in 2018. The decline was driven by lower adjusted net interest income due primarily to lower net interest margin and lower average advance volumes as previously noted.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
GAAP net interest income	$129	$156	$435	$480
Exclude:
Prepayment fees on advances, net[1]	3	1	4	7
Prepayment fees on investments, net[2]	1	1	4	9
Mandatorily redeemable capital stock interest expense	(2)	(6)	(9)	(15)
Market value adjustments on fair value hedges[3]	(4)	—	(6)	—
Total adjustments	(2)	(4)	(7)	1
Include items reclassified from other income (loss):
Net interest expense on economic hedges	—	(1)	—	(4)
Adjusted net interest income	$131	$159	$442	$475
Adjusted net interest margin	0.39%	0.42%	0.42%	0.43%

1	Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

3
Effective January 1, 2019, gains (losses) on derivatives and hedged items in qualifying hedging relationships are reported in net interest income. Prior to January 1, 2019, gains (losses) on derivatives and hedged items in qualifying hedging relationships were reported in other income (loss). Amounts for 2019 do not include the amortization of the financing element of off-market derivatives.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
GAAP net income before assessments	$89	$127	$321	$402
Exclude:
Prepayment fees on advances, net[1]	3	1	4	7
Prepayment fees on investments, net[2]	1	1	4	9
Mandatorily redeemable capital stock interest expense	(2)	(6)	(9)	(15)
Market value adjustments on fair value hedges[3]	(4)	—	(6)	—
Net gains (losses) on trading securities	8	(9)	36	(33)
Net gains (losses) on derivatives and hedging activities	(12)	9	(45)	43
Include:
Net interest expense on economic hedges	—	(1)	—	(4)
Adjusted net income before assessments	95	130	337	387
Adjusted AHP assessments[4]	10	14	34	39
Adjusted net income	$85	$116	$303	$348

1	Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

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

Replacement of the LIBOR Benchmark Interest Rate

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that after 2021 it will no longer persuade or compel banks to submit rates for the calculation of LIBOR. In response, the Federal Reserve Board and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee to identify a set of alternative reference interest rates for possible use as market benchmarks. This committee has proposed the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in the second quarter of 2018. SOFR is based on a broad segment of the overnight Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities.

As noted throughout this report, many of our advances, investments, consolidated obligation bonds, derivatives, and related collateral are indexed to LIBOR. Some of these assets and liabilities and related collateral have maturity dates that extend beyond 2021.We are evaluating the potential impact of the replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement on an ongoing basis. We have developed a transition plan that will change with market developments and member needs and addresses considerations such as LIBOR exposure, member products, fallback language, which provides for contractual alternatives to the use of LIBOR when LIBOR cannot be determined based on the method provided in the agreement, operational preparedness, and balance sheet management.
In assessing our current exposure to LIBOR, we have developed an inventory of financial instruments impacted and identified contracts that may require adding or adjusting the fallback language. We have added or adjusted fallback language to our advance agreements with members and added fallback language to our consolidated obligation agreements. We continue to monitor the market-wide efforts to address fallback language related to derivatives and investment securities as well as fallback language for new activities and issuances of financial instruments. We are in the process of assessing our operational readiness, including updating our processes and information technology systems to support the transition from LIBOR to an alternative reference rate.

Market activity in SOFR-indexed financial instruments continues to increase and we continue to offer SOFR-indexed advances and issue SOFR-indexed debt. While we have reduced our use of derivatives, we continue to execute LIBOR-indexed derivatives to manage interest-rate risk and to monitor market wide efforts to address fallback language related to LIBOR-linked derivative transactions.
The Finance Agency recently issued a supervisory letter to all FHLBanks providing LIBOR transition guidance. The supervisory letter states that by March 31, 2020, the FHLBanks should no longer enter into new financial assets, liabilities, and derivatives that reference LIBOR and mature after December 31, 2021 for all product types other than investments. For investments, the supervisory letter indicated the FHLBanks, by December 31, 2019, should stop purchasing investments that reference LIBOR and mature after December 31, 2021. We have not purchased any LIBOR-indexed investments during 2019. For additional information on the Finance Agency’s supervisory letter, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”
The following table summarizes our variable rate advances, investments, consolidated obligation bonds and derivatives by interest-rate index at September 30, 2019 (in millions):

	LIBOR	SOFR	Other	Total
Advances, principal amount	$27,244	$1,250	$16,175	$44,669
Investment securities
Non-mortgage-backed securities, principal amount	2,204	—	—	2,204
Mortgage-backed securities, principal amount	9,743	—	1	9,744
Total investment securities	11,947	—	1	11,948
Consolidated bonds, principal amount	52,957	4,717	—	57,674
Total variable rate financial instruments amount	$92,148	$5,967	$16,176	$114,291

Derivatives, notional amount	$38,609	$—	$—	$38,609
The following table presents our exposure to LIBOR-indexed advances, investments, consolidated obligation bonds and derivatives at September 30, 2019 (in millions):

	Due in 2019	Due in 2020	Due in 2021	Thereafter
Advances, principal amount by redemption term	$7,680	$10,390	$8,586	$588
Investment securities, by contractual maturity[1]
Non-mortgage-backed securities, principal amount	—	12	—	2,192
Mortgage-backed securities, principal amount	—	—	14	9,729
Total investment securities	—	12	14	11,921
Consolidated bonds, principal amount by contractual maturity	16,037	35,580	1,340	—
Total financial instruments amount	$23,717	$45,982	$9,940	$12,509

Derivatives, notional amount by termination date	$6,048	$6,407	$10,657	$15,497

1
MBS are presented by contractual maturity, however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

For a summary of our risks on the possible replacement of the LIBOR benchmark interest rate, refer to “Item 1A. Risk Factors” in our 2018 Form 10-K.

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Economic and market data received since the Federal Open Market Committee (FOMC or Committee) meeting in July of 2019 indicates that the labor market remains strong and that economic activity has been rising at a moderate rate. Job gains have been solid, on average, in recent months, and the unemployment rate has remained low. Although household spending has been rising at a strong pace, business fixed investment and exports have weakened. On a 12-month basis, overall inflation and measures excluding food and energy prices are running below the FOMC’s target of two percent. Market-based measures of inflation compensation remain low, and survey-based measures of longer-term inflation expectations are little changed.

In its September 18, 2019 statement, the FOMC stated it continues to seek to foster maximum employment and price stability. The Committee continues to view sustained expansion of economic activity, strong labor market conditions, and inflation near the Committee’s two percent objective as the most likely outcomes, but uncertainties about this outlook remain.

Mortgage Markets

The housing market improved with stronger sales during the third quarter of 2019 and home prices continued to appreciate nationwide. Mortgage rates decreased during the third quarter, resulting in an increase in refinance activity versus purchase activity.

Interest Rates

The following table shows information on key market interest rates1:

	Third Quarter 2019 3-Month Average	Third Quarter 2018 3-Month Average	Third Quarter 2019 9-Month Average	Third Quarter 2018 9-Month Average	September 30, 2019 Ending Rate	December 31, 2018 Ending Rate
Federal funds	2.20%	1.92%	2.33%	1.70%	1.90%	2.40%
Three-month LIBOR	2.20	2.34	2.46	2.21	2.09	2.81
SOFR[2]	2.28	1.93	2.38	—	2.35	3.00
2-year U.S. Treasury	1.69	2.66	2.10	2.43	1.62	2.49
10-year U.S. Treasury	1.80	2.92	2.26	2.87	1.67	2.69
30-year residential mortgage note	3.66	4.56	4.02	4.46	3.64	4.55

1	Source: Bloomberg.

2	The Federal Reserve Bank of New York began publishing the SOFR rate on April 2, 2018. As a result, the 9-month average for 2018 is not available.

In its September 2019 meeting, the FOMC decided to lower the Federal Reserve’s key target interest rate, the Federal funds rate, at a range of 1.75 to 2.00 percent compared to a range of 2.00 to 2.25 percent for the same period in 2018. In determining the timing and size of future adjustments to the target range for the Federal funds rate, the FOMC stated that it will assess realized and expected economic conditions relative to its maximum employment and a two percent inflation rate. The assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments.

In mid-September 2019, interest rates for U.S. Treasury repurchase agreements spiked, and the effective Federal funds rate briefly moved above the FOMC’s target range. To counter these pressures, the FOMC began conducting temporary open market operations in order to keep the Federal funds rate in the target range and to alleviate money market strains more generally. Despite the interest rate spike, we continued to meet our funding needs in response to demand for advances.

The 10-year U.S. Treasury yields have declined and mortgage rates were lower on average in the third quarter of 2019 when compared to the same period in the prior year. The yield curve remained inverted during the quarter with the average Federal funds rate at 2.20 percent while the ten-year Treasury average rate was 1.80 percent. An inversion of the yield curve is historically an indicator of an economic slowdown and reflects market participant views that interest rates will decline in the future. As interest rates declined and the yield curve inverted, our net income was negatively impacted.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Third Quarter 2019 3-Month Average	Third Quarter 2018 3-Month Average	Third Quarter 2019 9-Month Average	Third Quarter 2018 9-Month Average	September 30, 2019 Ending Spread	December 31, 2018 Ending Spread
3-month	(15.2)	(25.5)	(18.1)	(34.5)	(19.1)	(33.2)
2-year	5.1	(12.2)	(0.7)	(14.7)	3.4	(8.9)
5-year	13.0	(1.5)	9.2	(1.5)	13.0	11.8
10-year	41.4	29.5	40.2	29.5	36.3	45.4

1	Source: The Office of Finance.

The following table reflects our funding spreads to U.S. Treasuries (basis points)1:

	Third Quarter 2019 3-Month Average	Third Quarter 2018 3-Month Average	Third Quarter 2019 9-Month Average	Third Quarter 2018 9-Month Average	September 30, 2019 Ending Spread	December 31, 2018 Ending Spread
3-month	5.8	4.4	5.1	4.8	9.9	12.9
2-year	6.3	6.3	5.9	7.3	5.5	6.5
5-year	8.6	11.6	10.6	9.8	9.3	17.5
10-year	32.6	36.4	37.0	33.9	26.0	48.0

1	Source: The Office of Finance.

As a result of our credit quality and government-sponsored enterprise (GSE) status, we generally have ready access to funding at relatively competitive interest rates. During the third quarter of 2019, our funding spreads to LIBOR deteriorated on average when compared to the prior year, but remained steady relative to U.S. Treasuries. During the nine months ended September 30, 2019, we utilized term fixed and floating rate, callable, and step-up consolidated obligation bonds in addition to consolidated obligation discount notes in an effort to capture attractive funding, match the repricing structures on floating rate assets, and meet our liquidity requirements.

SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Cash and due from banks	$209	$218	$81	$119	$155
Investments[1]	34,402	39,140	38,271	31,777	35,139
Advances	85,009	101,288	99,228	106,323	100,787
Mortgage loans held for portfolio, net[2]	8,952	8,324	7,943	7,835	7,549
Total assets	129,148	149,474	146,043	146,515	144,095
Consolidated obligations
Discount notes	26,716	36,934	44,994	42,879	42,101
Bonds	93,611	103,223	91,979	93,772	92,998
Total consolidated obligations[3]	120,327	140,157	136,973	136,651	135,099
Mandatorily redeemable capital stock	202	203	237	255	277
Total liabilities	122,305	141,997	138,684	138,967	136,790
Capital stock — Class B putable	4,676	5,304	5,182	5,414	5,163
Retained earnings	2,131	2,120	2,092	2,050	2,019
Accumulated other comprehensive income (loss)	36	53	85	84	123
Total capital	6,843	7,477	7,359	7,548	7,305
Regulatory capital ratio[4]	5.43	5.10	5.14	5.27	5.18

	For the Three Months Ended
Statements of Income[5]	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Net interest income	$129	$147	$159	$155	$156
Other income (loss)[6]	3	3	5	(3)	7
Other expense[7]	43	43	39	41	36
AHP assessments	9	11	13	11	14
Net income	80	96	112	100	113
Selected Financial Ratios[5,8]
Net interest spread[9]	0.25%	0.27%	0.31%	0.31%	0.31%
Net interest margin[10]	0.38	0.40	0.45	0.42	0.42
Return on average equity (annualized)	4.57	5.13	6.16	5.31	6.16
Return on average capital stock (annualized)	6.66	7.23	8.70	7.47	8.69
Return on average assets (annualized)	0.23	0.26	0.31	0.27	0.31
Average equity to average assets	5.13	5.05	5.08	5.14	4.98
Dividend payout ratio[11]	87.28	70.34	62.02	68.85	62.85

1
Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2	Includes an allowance for credit losses of $1 million at September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, and September 30, 2018.

3
The total par value of outstanding consolidated obligations of the 11 FHLBanks was $1,010.3 billion, $1,048.4 billion, $1,010.9 billion, $1,031.6 billion, and $1,019.1 billion at September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, and September 30, 2018, respectively.

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

6	Other income (loss) includes, among other things, net gains (losses) on investment securities and net gains (losses) on derivatives and hedging activities.

7	Other expense includes, among other things, compensation and benefits, professional fees and contractual services.

8	Amounts used to calculate selected financial ratios are based on numbers in actuals. Accordingly, recalculations using numbers in millions may not produce the same results.

9	Represents annualized yield on total interest-earning assets minus annualized cost of total interest-bearing liabilities.

10	Represents net interest income expressed as a percentage of average interest-earning assets.

11
Represents dividends declared and paid in the stated period expressed as a percentage of net income in the stated period. Amount excludes cash dividends paid on mandatorily redeemable capital stock. For financial reporting purposes, these dividends were recorded as interest expense in our Statements of Income.

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the three and nine months ended September 30, 2019 and 2018 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net interest income	$129	$156	$(27)	(17)%	$435	$480	$(45)	(9)%
Other income (loss)	3	7	(4)	(57)	11	23	(12)	(52)
Other expense	43	36	7	19	125	101	24	24
AHP assessments	9	14	(5)	(36)	33	42	(9)	(21)
Net income	$80	$113	$(33)	(29)%	$288	$360	$(72)	(20)%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Three Months Ended September 30,
	2019[1]			2018[1]
	Average Balance[2]	Yield/Cost	Interest Income/ Expense	Average Balance[2]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$301	1.56%	$1	$117	0.97%	$—
Securities purchased under agreements to resell	9,886	2.28	57	4,153	1.96	21
Federal funds sold	6,722	2.22	37	7,069	1.95	34
Mortgage-backed securities[3,4]	15,530	2.68	105	17,400	2.62	115
Other investments[3,4,5]	5,650	2.79	39	6,167	2.99	46
Advances[4]	86,937	2.60	569	103,599	2.42	633
Mortgage loans[6]	8,653	3.26	72	7,431	3.39	64
Loans to other FHLBanks	6	2.26	—	—	—	—
Total interest-earning assets	133,685	2.61	880	145,936	2.48	913
Non-interest-earning assets	1,015	—	—	1,198	—	—
Total assets	$134,700	2.59%	$880	$147,134	2.46%	$913
Interest-bearing liabilities
Deposits	$1,018	1.43%	$4	$942	1.59%	$4
Consolidated obligations
Discount notes	28,622	2.29	166	41,855	2.01	212
Bonds[4]	96,671	2.38	579	95,413	2.23	535
Other interest-bearing liabilities[7]	215	5.31	2	355	6.62	6
Total interest-bearing liabilities	126,526	2.36	751	138,565	2.17	757
Non-interest-bearing liabilities	1,259	—	—	1,248	—	—
Total liabilities	127,785	2.33	751	139,813	2.15	757
Capital	6,915	—	—	7,321	—	—
Total liabilities and capital	$134,700	2.21%	$751	$147,134	2.04%	$757
Net interest income and spread[8]		0.25%	$129		0.31%	$156
Net interest margin[9]		0.38%			0.42%
Average interest-earning assets to interest-bearing liabilities		105.66%			105.32%

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

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists primarily of mandatorily redeemable capital stock.

8	Represents annualized yield on total interest-earning assets minus annualized yield on total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Nine Months Ended September 30,
	2019[1]			2018[1]
	Average Balance[2]	Yield/Cost	Interest Income/ Expense	Average Balance[2]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$201	1.50%	$2	$133	0.95%	$1
Securities purchased under agreements to resell	7,784	2.38	139	3,807	1.72	49
Federal funds sold	6,950	2.36	122	6,171	1.73	79
Mortgage-backed securities[3,4]	16,073	2.89	347	17,481	2.43	317
Other investments[3,4,5]	5,780	3.06	132	6,447	2.79	135
Advances[4]	97,056	2.75	1,997	107,349	2.19	1,761
Mortgage loans[6]	8,218	3.43	211	7,245	3.41	185
Loans to other FHLBanks	5	2.37	—	6	1.60	—
Total interest-earning assets	142,067	2.78	2,950	148,639	2.27	2,527
Non-interest-earning assets	970	—	—	1,197	—	—
Total assets	$143,037	2.76%	$2,950	$149,836	2.26%	$2,527
Interest-bearing liabilities
Deposits	$946	1.69%	$12	$940	1.34%	$9
Consolidated obligations
Discount notes	37,773	2.42	684	38,585	1.75	506
Bonds[4]	95,716	2.53	1,810	101,385	2.00	1,517
Other interest-bearing liabilities[7]	232	5.44	9	366	5.42	15
Total interest-bearing liabilities	134,667	2.50	2,515	141,276	1.94	2,047
Non-interest-bearing liabilities	1,095	—	—	1,168	—	—
Total liabilities	135,762	2.48	2,515	142,444	1.92	2,047
Capital	7,275	—	—	7,392	—	—
Total liabilities and capital	$143,037	2.35%	$2,515	$149,836	1.83%	$2,047
Net interest income and spread[8]		0.28%	$435		0.33%	$480
Net interest margin[9]		0.41%			0.43%
Average interest-earning assets to interest-bearing liabilities		105.50%			105.21%

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

	Three Months Ended			Nine Months Ended
	September 30, 2019 vs. September 30, 2018			September 30, 2019 vs. September 30, 2018
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$1	$—	$1	$—	$1	$1
Securities purchased under agreements to resell	32	4	36	66	24	90
Federal funds sold	(2)	5	3	11	32	43
Mortgage-backed securities	(13)	3	(10)	(27)	57	30
Other investments	(3)	(4)	(7)	(15)	12	(3)
Advances	(108)	44	(64)	(181)	417	236
Mortgage loans	10	(2)	8	25	1	26
Total interest income	(83)	50	(33)	(121)	544	423
Interest expense
Deposits	—	—	—	—	3	3
Consolidated obligations
Discount notes	(73)	27	(46)	(11)	189	178
Bonds	7	37	44	(89)	382	293
Other interest-bearing liabilities	(3)	(1)	(4)	(6)	—	(6)
Total interest expense	(69)	63	(6)	(106)	574	468
Net interest income	$(14)	$(13)	$(27)	$(15)	$(30)	$(45)

NET INTEREST SPREAD

Net interest spread equals the annualized yield on total interest-earning assets minus the annualized cost of total interest-bearing liabilities. For the three and nine months ended September 30, 2019, our net interest spread was 0.25 percent and 0.28 percent compared to 0.31 percent and 0.33 percent during the same periods in 2018. Our net interest spread during the three and nine months ended September 30, 2019 was primarily impacted by a higher cost on total interest-bearing liabilities, partially offset by a higher yield on total interest-earning assets. The primary components of our interest income and interest expense are discussed below.

NET INTEREST MARGIN

Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. For the three and nine months ended September 30, 2019, our net interest margin was 0.38 percent and 0.41 percent compared to 0.42 percent and 0.43 percent during the same periods in 2018. Our net interest margin decreased during the three and nine months ended September 30, 2019 compared to the same periods in 2018 and was primarily attributable to lower asset liability spreads.

Advances

Interest income on advances decreased during the three months ended September 30, 2019 when compared to the same period in 2018 due primarily to lower average advance balances due largely to a decline in advances from large depository institution members. Interest income on advances increased during the nine months ended September 30, 2019 when compared to the same period in 2018 due to the higher interest rate environment on average, partially offset by lower average advance balances due primarily to a decline in advances from large depository institution members and captive insurance company members.

Investments

Interest income on investments increased during the three and nine months ended September 30, 2019 when compared to the same periods in 2018 due primarily to higher average money market investment balances and the higher interest rate environment on average. During the nine months ended September 30, 2019, the increase was offset in part by lower average MBS and other investment balances.

Bonds

Interest expense on bonds increased during the three and nine months ended September 30, 2019 when compared to the same periods in 2018 due primarily to the higher interest rate environment on average. During the nine months ended September 30, 2019, the increase was offset in part by lower average bond balances.

Discount Notes

Interest expense on discount notes decreased during the three months ended September 30, 2019 when compared to the same period in 2018 primarily due to lower average discount note balances, offset in part by the higher interest rate environment on average. Interest expense on discount notes increased during the nine months ended September 30, 2019 when compared to the same period in 2018 primarily due to the higher interest rate environment on average.

For additional information on how we manage the difference between our asset and liability maturities, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Other Income (Loss)

The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net gains (losses) on trading securities	$8	$(9)	$36	$(33)
Net gains (losses) on derivatives and hedging activities	(12)	9	(45)	43
Other, net	7	7	20	13
Total other income (loss)	$3	$7	$11	$23

Other income (loss) can be volatile from period to period depending on the type of activity recorded. We recorded net gains of $3 million and $11 million during the three and nine months ended September 30, 2019 compared to net gains of $7 million and $23 million during the same periods in 2018. Other income (loss) was impacted by net gains (losses) on derivatives and hedging activities, net gains (losses) on trading securities, and other, net as described below.

During the three and nine months ended September 30, 2019, we recorded net losses of $12 million and $45 million on our derivatives and hedging activities through other income (loss) compared to net gains of $9 million and $43 million during the same periods in 2018. The fair value changes were primarily driven by changes in interest rates which impacted the fair value of interest rate swaps used to economically hedge our investment securities portfolio. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

During the three and nine months ended September 30, 2019, we recorded net gains on trading securities of $8 million and $36 million compared to net losses of $9 million and $33 million during the same periods in 2018. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities. Trading securities are recorded at fair value with changes in fair value reflected through other income (loss).

During the three and nine months ended September 30, 2019, we recorded other income, net of $7 million and $20 million compared to other income, net of $7 million and $13 million for the same periods in 2018. The increase for the nine months ended September 30, 2019, was primarily driven by a loss on the disposition of fixed assets during the prior year and an increase in the market value of our Benefit Equalization defined benefit plan during 2019.

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended September 30, 2019
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$1	$(2)	$(1)	$(1)	$(3)
Net gains (losses) on fair value hedges[2]	—	(4)	—	2	(2)
Net interest settlements on derivatives	11	(3)	—	(32)	(24)
Total impact to net interest income	12	(9)	(1)	(31)	(29)
Other income (loss):
Net gains (losses) on economic hedges[3]	—	(12)	—	—	(12)
Net gains (losses) on trading securities[4]	—	8	—	—	8
Total impact to other income (loss)	—	(4)	—	—	(4)
Total net effect of hedging activities[5]	$12	$(13)	$(1)	$(31)	$(33)

1	Represents the amortization/accretion of basis adjustments on closed hedge relationships.

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

5	The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended September 30, 2018
Net Effect of Hedging Activities	Advances	Investments	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$2	$4	$(2)	$—	$4
Net interest settlements	16	(4)	(57)	—	(45)
Total impact to net interest income	18	—	(59)	—	(41)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Net gains (losses) on fair value hedges	—	1	(1)	—	—
Net gains (losses) on economic hedges	—	7	—	—	7
Price alignment amount on derivatives[2]	—	—	—	2	2
Total net gains (losses) on derivatives and hedging activities	—	8	(1)	2	9
Net gains (losses) on trading securities[3]	—	(9)	—	—	(9)
Total impact to other income (loss)	—	(1)	(1)	2	—
Total net effect of hedging activities[4]	$18	$(1)	$(60)	$2	$(41)

1	Represents the amortization/accretion of basis adjustments on closed hedge relationships and the amortization of the financing element of off-market derivatives.

2	This amount represents interest on variation margin which is a component of the derivative fair value for cleared transactions.

3
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

4	The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Nine Months Ended September 30, 2019
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$1	$(1)	$(1)	$(2)	$(3)
Net gains (losses) on fair value hedges[2]	1	(3)	—	(1)	(3)
Net interest settlements on derivatives	54	(1)	—	(155)	(102)
Total impact to net interest income	56	(5)	(1)	(158)	(108)
Other income (loss):
Net gains (losses) on economic hedges[3]	—	(45)	—	—	(45)
Net gains (losses) on trading securities[4]	—	36	—	—	36
Total impact to other income (loss)	—	(9)	—	—	(9)
Total net effect of hedging activities[5]	$56	$(14)	$(1)	$(158)	$(117)

	For the Nine Months Ended September 30, 2018
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Other	Total
Net interest income:
Net amortization/accretion[6]	$9	$10	$(1)	$(7)	$—	$11
Net interest settlements	28	(27)	—	(147)	—	(146)
Total impact to net interest income	37	(17)	(1)	(154)	—	(135)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Net gains (losses) on fair value hedges	2	5	—	—	—	7
Net gains (losses) on economic hedges	—	32	1	—	—	33
Price alignment amount on derivatives[7]	—	—	—	—	3	3
Total net gains (losses) on derivatives and hedging activities	2	37	1	—	3	43
Net gains (losses) on trading securities[4]	—	(33)	—	—	—	(33)
Total impact to other income (loss)	2	4	1	—	3	10
Total net effect of hedging activities[5]	$39	$(13)	$—	$(154)	$3	$(125)

1	Represents the amortization/accretion of basis adjustments on closed hedge relationships.

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

The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Gains (losses) on interest rate swaps economically hedging our investments	$(12)	$8	$(45)	$36
Interest settlements	—	(1)	—	(4)
Net gains (losses) on investment derivatives	(12)	7	(45)	32
Net gains (losses) on related trading securities	8	(9)	36	(33)
Net gains (losses) on economic investment hedge relationships	$(4)	$(2)	$(9)	$(1)

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Compensation and benefits	$16	$15	$48	$46
Contractual services	4	3	12	9
Professional fees	9	6	24	13
Other operating expenses	8	6	24	17
Total operating expenses	37	30	108	85
Federal Housing Finance Agency	2	2	7	7
Office of Finance	2	2	5	5
Other, net	2	2	5	4
Total other expense	$43	$36	$125	$101

Other expense increased for the three and nine months ended September 30, 2019 compared to the same periods last year. The increase in other expense was driven primarily by an increase in professional fees and other operating expenses. The increase in professional fees was the result of hiring external resources to assist with multiple ongoing technology and operational initiatives. The increase in other operating expenses was primarily due to increased amortization due to a reduction in useful life of one of the Bank’s information technology (IT) systems and an increase in depreciation expense, mainly due to the depreciation of furnishings associated with the new building we moved into in late 2018.

STATEMENTS OF CONDITION

Financial Highlights

Our total assets decreased to $129.1 billion at September 30, 2019 from $146.5 billion at December 31, 2018. Our total liabilities decreased to $122.3 billion at September 30, 2019 from $139.0 billion at December 31, 2018. Total capital decreased to $6.8 billion at September 30, 2019 from $7.5 billion at December 31, 2018. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash and Due from Banks

At September 30, 2019, our total cash balance was $209 million compared to $119 million at December 31, 2018. Our cash balance is influenced by our liquidity needs, member advance activity, market conditions, and the availability of attractive investment opportunities.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	September 30, 2019	December 31, 2018
Commercial banks	$52,545	$75,561
Savings institutions	1,796	1,318
Credit unions	6,142	5,801
Non-captive insurance companies	20,242	18,604
Captive insurance companies	3,638	4,453
Community development financial institutions	20	4
Total member advances	84,383	105,741
Housing associates	98	58
Non-member borrowers	284	614
Total par value	$84,765	$106,413

Our total advance par value decreased $21.6 billion or 20 percent at September 30, 2019 when compared to December 31, 2018. The decrease in total par value was primarily due to a decrease in borrowings by large depository institution members.

As a result of the final rule on membership issued by the Federal Housing Finance Agency (Finance Agency) effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance company members ineligible for FHLBank membership. Captive insurance company members that were admitted as members prior to September 12, 2014 will have their memberships terminated no later than February 19, 2021. The magnitude of the impact of the final rule at that date will depend, in part, on our size and profitability at the time of membership termination or maturity of the related advances. As of September 30, 2019, we had six captive insurance company members with total advances outstanding of $3.6 billion, which represented four percent of our total advances outstanding. One captive insurance company member was included in our five largest member borrowers at September 30, 2019 within this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances.”

The following table summarizes our advances by product type (dollars in millions):

	September 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Variable rate	$44,669	53	$66,561	62
Fixed rate	37,867	45	38,039	36
Amortizing	2,229	2	1,813	2
Total par value	84,765	100	106,413	100
Premiums	28		38
Discounts	(7)		(8)
Fair value hedging adjustments	223		(120)
Total advances	$85,009		$106,323

Fair value hedging adjustments changed $343 million at September 30, 2019 when compared to December 31, 2018 due to the impact of interest rates on our cumulative fair value adjustments on advances in hedge relationships.

At September 30, 2019 and December 31, 2018, 24 percent and 33 percent of our advances were variable rate callable advances. Callable advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Interest rates on our variable rate callable advances reset at each call date to be consistent with either the underlying index or our current offering rate of our underlying cost of funds. In addition, we retain the flexibility to adjust the spread relative to our cost of funds for a material percentage of these variable rate advances on each reset date. We generally fund our variable rate callable advances with either discount notes or short-term floating rate debt. For additional discussion on our funding strategies, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

At September 30, 2019 and December 31, 2018, advances outstanding to our five largest member borrowers totaled $43.9 billion and $64.2 billion, representing 52 percent of our total advances outstanding for both periods. The following table summarizes advances outstanding to our five largest member borrowers at September 30, 2019 (dollars in millions):

	Amount	% of Total
Wells Fargo Bank, N.A.	$30,900	36
Principal Life Insurance Company	4,000	5
Truman Insurance Company[1]	3,588	4
Zions Bancorporation, National Association	3,150	4
Midland National Life Insurance Company[2]	2,274	3
Total par value	$43,912	52

1	Represents a captive insurance company whose membership will terminate within five years of the Finance Agency’s final rule on membership that became effective February 19, 2016.

2	Excludes $1.3 billion of advances with North American Company for Life and Health Insurance, an affiliate of Midland National Life Insurance Company.

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

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no probable credit losses on our advances as of September 30, 2019 and December 31, 2018. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following tables summarize information on our mortgage loans held for portfolio (dollars in millions):

	September 30, 2019	December 31, 2018
Fixed rate conventional loans	$8,333	$7,231
Fixed rate government-insured loans	495	503
Total unpaid principal balance	8,828	7,734
Premiums	122	105
Discounts	(4)	(5)
Basis adjustments from mortgage loan purchase commitments	7	2
Total mortgage loans held for portfolio	8,953	7,836
Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$8,952	$7,835

Our total mortgage loans increased $1.1 billion or 14 percent at September 30, 2019 when compared to December 31, 2018 due to loan purchases exceeding principal paydowns. Loan purchases increased due to the addition of new participating financial institutions (PFIs) and higher refinance activity driven by lower rates. For additional discussion on our mortgage loan credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	September 30, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$2	—	$1	—
Securities purchased under agreements to resell	8,000	23	4,700	15
Federal funds sold	5,635	17	4,150	13
Total short-term investments	13,637	40	8,851	28
Long-term investments[2]
Mortgage-backed securities
GSE single-family	2,560	7	2,988	9
GSE multifamily	8,476	25	9,444	30
U.S. obligations single-family[3]	4,183	12	4,492	14
U.S. obligations commercial[3]	1	—	1	—
Private-label residential	8	—	10	—
Total mortgage-backed securities	15,228	44	16,935	53
Non-mortgage-backed securities
U.S. obligations[3]	2,432	7	2,761	9
GSE and Tennessee Valley Authority obligations	1,549	4	1,484	5
State or local housing agency obligations	1,004	3	1,205	4
Other	552	2	541	1
Total non-mortgage-backed securities	5,537	16	5,991	19
Total long-term investments	20,765	60	22,926	72
Total investments	$34,402	100	$31,777	100

1	Short-term investments have original maturities equal to or less than one year.

2	Long-term investments have original maturities of greater than one year.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

Our investments increased $2.6 billion or 8 percent at September 30, 2019 when compared to December 31, 2018. Investments increased primarily due to an increase in money market investments as a result of increased liquidity holdings during 2019. At September 30, 2019, we had state or local housing agency obligations with a total par value of $122 million that had called but not yet settled. As a result, a trade date receivable has been recorded as “other assets” in our Statements of Condition.

The Finance Agency limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 2.17 and 2.19 at September 30, 2019 and December 31, 2018.

We evaluate AFS and HTM securities in an unrealized loss position for other-than-temporary-impairment (OTTI) on at least a quarterly basis. As part of our OTTI evaluation, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we will recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, we perform analyses to determine if any of these securities are other-than-temporarily impaired. At September 30, 2019 and December 31, 2018 we did not consider any of these securities to be other-than-temporarily-impaired. Refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis performed at September 30, 2019.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At September 30, 2019 and December 31, 2018, the carrying value of consolidated obligations for which we are primarily liable totaled $120.3 billion and $136.7 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	September 30, 2019	December 31, 2018
Par value	$26,785	$43,052
Discounts and concession fees[1]	(69)	(173)
Total	$26,716	$42,879

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes decreased $16.2 billion or 38 percent at September 30, 2019 when compared to December 31, 2018. We decreased our usage of discount notes as we experienced a reduction in total assets, primarily due to a decline in advance balances.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	September 30, 2019	December 31, 2018
Total par value	$93,441	$94,024
Premiums	189	152
Discounts and concession fees[1]	(38)	(48)
Fair value hedging adjustments	19	(356)
Total bonds	$93,611	$93,772

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds remained relatively stable at September 30, 2019 when compared to December 31, 2018. As a result of increased liquidity holdings and market conditions, we continued our usage of short-term floating rate consolidated obligation bonds relative to discount notes. Fair value hedging adjustments changed $375 million at September 30, 2019 when compared to December 31, 2018 due to the impact of interest rates on our cumulative fair value adjustments on bonds in hedge relationships.

For additional information on our bonds, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition
and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Capital

The following table summarizes information on our capital (dollars in millions):

	September 30, 2019	December 31, 2018
Capital stock	$4,676	$5,414
Retained earnings	2,131	2,050
Accumulated other comprehensive income (loss)	36	84
Total capital	$6,843	$7,548

Our capital decreased at September 30, 2019 when compared to December 31, 2018. The decrease was primarily due to a decrease in capital stock resulting from a decline in member activity. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock” for additional information on our capital stock.

Derivatives

We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	September 30, 2019	December 31, 2018
Interest rate swaps
Noncallable	$36,722	$46,671
Callable by counterparty	1,641	1,773
Callable by the Bank	246	193
Total interest rate swaps	38,609	48,637
Forward settlement agreements (TBAs)	409	98
Mortgage loan purchase commitments	423	101
Total notional amount	$39,441	$48,836

The notional amount of our derivative contracts declined at September 30, 2019 when compared to December 31, 2018. We have reduced our use of derivatives while we prepare to move to an alternative benchmark rate other than LIBOR as part of our LIBOR transition plan. In addition, during 2019, we reduced our use of swapped consolidated obligation bonds in response to market conditions which favored issuance of LIBOR and SOFR-based floating rate debt.

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the nine months ended September 30, 2019, proceeds from the issuance of bonds and discount notes were $44.9 billion and $93.1 billion compared to $31.2 billion and $130.2 billion for the same period in 2018. We continued to issue term fixed and floating rate, callable, and step-up rate consolidated obligation bonds as well as shorter-term discount notes in an effort to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of October 31, 2019, our consolidated obligations were rated AA+/A-1+ by Standard and Poor’s and Aaa/P-1 by Moody’s and both ratings had a stable outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2018 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At September 30, 2019 and December 31, 2018, the total par value of outstanding consolidated obligations for which we are primarily liable was $120.2 billion and $137.1 billion. At September 30, 2019 and December 31, 2018, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $890.1 billion and $894.5 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or his designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of October 31, 2019, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the nine months ended September 30, 2019, repayments of consolidated obligations totaled $154.6 billion compared to $161.8 billion for the same period in 2018. A portion of these payments were due to the call of certain bonds in an effort to better match our projected asset cash flows. During the nine months ended September 30, 2019, we called bonds with a total par value of $644 million. We did not call any bonds during the nine months ended September 30, 2018.

During the nine months ended September 30, 2019, advance disbursements totaled $200.6 billion compared to $226.5 billion for the same period in 2018. Advance disbursements will vary from period to period depending on member needs. During the nine months ended September 30, 2019, investment purchases (excluding overnight investments) totaled $122.0 billion compared to $75.8 billion for the same period in 2018. Investment purchases during each period were primarily driven by the purchase of money market investments, including secured resale agreements in an effort to manage our liquidity position.

We also use liquidity to purchase mortgage loans, redeem member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

LIQUIDITY REQUIREMENTS
Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At September 30, 2019 and December 31, 2018, we were in compliance with all three of the Finance Agency liquidity requirements.
In addition to the liquidity measures previously discussed, during 2018, the Finance Agency finalized a new Advisory Bulletin on FHLBank liquidity (the Liquidity Guidance AB) and other guidance which specifies the scenario required for measuring liquidity. Beginning at March 31, 2019, we began reporting only one scenario, “Base Case Scenario.” The Base Case Scenario assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including very large highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. We were required to hold a minimum of 10 days of liquidity at September 30, 2019 and will be required to hold a minimum of 20 days of liquidity at December 31, 2019. At September 30, 2019, we were in compliance with this liquidity guidance.
The new Liquidity Guidance AB also specifies new guidance for appropriate funding gap limits to address the risks associated with a FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. The Liquidity Guidance AB provides funding gap limits within the range of negative 10 percent to negative 20 percent for a three-month horizon and negative 25 percent to negative 35 percent for a one-year horizon. Initial guidance was set at a trailing three-month average of negative 15 percent for the three-month horizon and a trailing three-month average of negative 30 percent for the one-year horizon. At September 30, 2019 and December 31, 2018 we adhered to this liquidity guidance. For a discussion of this Liquidity Guidance AB, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments” in our 2018 Form 10-K.
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

Capital

CAPITAL REQUIREMENTS

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock, (including mandatorily redeemable capital stock), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock) and retained earnings. It does not include accumulated other comprehensive income (AOCI). Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At September 30, 2019 and December 31, 2018, we did not hold any nonpermanent capital. At September 30, 2019 and December 31, 2018, we were in compliance with all three of the Finance Agency’s regulatory capital requirements. Refer to “Item 1. Financial Statements — Note 12 — Capital” for additional information.

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

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days’ written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At September 30, 2019 and December 31, 2018, our excess capital stock outstanding was less than $1 million.

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	September 30, 2019	December 31, 2018
Commercial banks	$2,949	$3,829
Savings institutions	130	104
Credit unions	544	495
Non-captive insurance companies	882	775
Captive insurance companies	170	210
Community development financial institutions	1	1
Total GAAP capital stock	4,676	5,414
Mandatorily redeemable capital stock	202	255
Total regulatory capital stock	$4,878	$5,669

The decrease in regulatory capital stock held at September 30, 2019 when compared to December 31, 2018 was due to a decrease in capital stock resulting from a decrease in member activity.

Retained Earnings
Our risk management policies include a target level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve our targeted level of retained earnings. At September 30, 2019, our actual retained earnings exceeded our retained earnings target.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other Federal Home Loan Banks in 2011. Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately in our Statements of Condition. At September 30, 2019 and December 31, 2018, our restricted retained earnings balance totaled $484 million and $427 million. One percent of our average balance of outstanding consolidated obligations for the three months ended June 30, 2019 was $1.4 billion.
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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Aggregate cash dividends paid[1]	$69	$71	$207	$180
Effective combined annualized dividend rate paid on capital stock[2]	5.24%	5.28%	5.25%	4.53%
Annualized dividend rate paid on membership capital stock	3.25%	3.25%	3.25%	2.50%
Annualized dividend rate paid on activity-based capital stock	5.75%	5.75%	5.75%	5.00%
Average three-month LIBOR	2.20%	2.34%	2.46%	2.21%

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our 2018 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2019, with the exception of the policy noted below.
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

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Advisory Bulletin 2019-03 Capital Stock Management
On August 14, 2019, the Finance Agency issued an Advisory Bulletin (the AB) providing guidance that augments existing statutory and regulatory capital requirements to require each FHLBank to maintain a ratio of at least two percent of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the Bank. Beginning in February 2020, the Finance Agency will consider the proportion of capital stock to assets, measured on a daily average basis at month end, when assessing each FHLBank’s capital management practices. We do not expect the AB to have a material effect on our capital management practices, financial condition, and/or results of operations.

Finance Agency Supervisory Letter - Planning for LIBOR Phase-Out
On September 27, 2019, the Finance Agency issued a Supervisory Letter (the Supervisory Letter) to the FHLBanks that the Finance Agency stated is designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The Supervisory Letter provides that the FHLBanks should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBanks should, by December 31, 2019, stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates do not apply to collateral accepted by the FHLBanks. The Supervisory Letter also directs the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020 in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021. Acknowledging that there may be LIBOR-linked products serving compelling mission, risk mitigating, and/or hedging purposes for the FHLBanks that do not currently have readily available alternatives, the Supervisory Letter permits the FHLBanks to jointly submit a single list of LIBOR-linked products maturing after 2021 that they would like to continue to use after March 31, 2020.

As a result of the Supervisory Letter, beginning March 31, 2020, we expect to suspend transactions in certain advance products which create LIBOR exposure for the Bank and mature after December 31, 2021. In addition, beginning March 31, 2020, we expect to no longer enter into derivatives or debt transactions indexed to LIBOR that terminate after December 31, 2021. We have already ceased purchasing investments that reference LIBOR and mature after December 31, 2021.
We continue to evaluate the potential impact of the Supervisory Letter on our financial condition and results of operations, but we may experience some changes in aggregate advance balances and/or specific advance product balances as the breadth of floating rate and structured advance product offerings are reduced going forward.

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

We monitor and manage to the MVCS policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach requires a prompt action to address the measure outside of the policy limit and the breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. We were in compliance with the MVCS policy limits at September 30, 2019 and December 31, 2018.

Our down 200 basis point policy limit is suspended when the 10-year swap rate is below 2.50 percent and remains so for five consecutive days. At September 30, 2019, the 10-year swap rate was 1.56 percent and had been below 2.50 percent for five consecutive days, and therefore the associated policy limit was suspended. At December 31, 2018, the 10-year swap rate was 2.71 percent and the associated policy limit was in effect.

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous parallel changes in interest rates at September 30, 2019 and December 31, 2018:

	Market Value of Capital Stock Assuming Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2019	$141.1	$141.7	$143.0	$143.3	$142.8	$141.8	$139.2
December 31, 2018	$135.3	$137.2	$137.3	$136.8	$136.1	$135.0	$132.6

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2019	(1.5)%	(1.1)%	(0.2)%	—%	(0.4)%	(1.1)%	(2.9)%
December 31, 2018	(1.1)%	0.2%	0.3%	—%	(0.6)%	(1.3)%	(3.1)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2019 and December 31, 2018	(9.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(9.0)%

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel changes in interest rates at September 30, 2019 and December 31, 2018:

	Market Value of Capital Stock Assuming Non-Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2019	$139.8	$141.3	$142.5	$143.3	$143.5	$143.3	$141.9
December 31, 2018	$136.1	$137.0	$137.1	$136.8	$136.2	$135.2	$132.6

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2019	(2.5)%	(1.4)%	(0.6)%	—%	0.2%	—%	(1.0)%
December 31, 2018	(0.5)%	0.1%	0.2%	—%	(0.5)%	(1.2)%	(3.1)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2019 and December 31, 2018	(9.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(9.0)%

Our base case MVCS was 143.3 at September 30, 2019 when compared to 136.8 at December 31, 2018. The change was primarily attributable to the following factors:

•
Increase in retained earnings: We recorded net income of $288 million during the nine months ended September 30, 2019, which was primarily driven by net interest income of $435 million. Dividend payments for the nine months ended September 30, 2019 totaled $207 million. The earnings in excess of dividends paid had a positive impact on the market value of our assets, thereby increasing MVCS.

•
Decreased shares of capital stock: Our capital stock balance decreased at September 30, 2019 when compared to December 31, 2018 due primarily to a decrease in member activity. As we repurchased this capital stock at par, which is below our current MVCS value, our MVCS was positively impacted.

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

Our primary income sensitivity policy specifies a limit on our change in 24-month projected ROACS spread to average projected three-month LIBOR from base spread of -200 and -300 basis points for the up and down 100 and 200 basis points parallel interest rate change scenarios. In addition, our income sensitivity policy specifies a limit of -150 basis points for the up and down 100 basis points non-parallel interest rate change scenarios. Additionally, there is a limit on our change from base ROACS of -250 basis points for certain basis shock scenarios to limit basis risk exposure. Any policy limit breach requires a prompt action to address the measure outside of the policy limit. We were in compliance with the projected 24-month income sensitivity policy limits as of September 30, 2019.

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

At September 30, 2019 and December 31, 2018, borrowers pledged $353.9 billion and $333.5 billion of collateral (net of applicable discounts) to support activity with us, including advances. At September 30, 2019 and December 31, 2018, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

The following table shows our total exposure, including advances, as well as the collateralization percentage of outstanding exposure by borrower type (dollars in millions):

	September 30, 2019		December 31, 2018
	Sum of Total Exposure	% Collateralized	Sum of Total Exposure	% Collateralized
Commercial banks	$60,832	446%	$84,072	303%
Savings institutions	1,879	469	1,396	597
Credit unions	6,854	335	6,479	305
Non-captive insurance companies	20,266	140	18,644	143
Captive insurance companies	3,638	100	4,453	100
Community development financial institutions	20	107	3	313
Housing associates	98	204	59	252
Non-member borrowers	293	145	615	121
Total borrowers	$93,880	358%	$115,721	272%

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on our credit products as of September 30, 2019 and December 31, 2018. Accordingly, we have not recorded any allowance for credit losses on our credit products.

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

Through our participation in the MPF program, which represents 97 percent of our mortgage loans held for portfolio at September 30, 2019, we invest in conventional and government-insured residential mortgage loans that are acquired through or purchased from a PFI. In addition, MPF Xtra, MPF Direct, and MPF Government MBS are off-balance sheet loan products that are passed through to a third-party investor and are not maintained in our Statements of Condition.

Under the MPP, we acquired single-family mortgage loans that were purchased directly from MPP PFIs. Similar to the MPF program, MPP PFIs generally originated, serviced, and credit enhanced the mortgage loans sold to us. The MPP represents three percent of our mortgage loans held for portfolio at September 30, 2019. We currently do not purchase mortgage loans under this program. All loans in this portfolio were originated prior to 2006.

The following table presents the unpaid principal balance of our mortgage loan portfolio by product type (dollars in millions):

Product Type	September 30, 2019	December 31, 2018
Conventional	$8,333	$7,231
Government	495	503
Total mortgage loan unpaid principal balance	$8,828	$7,734

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

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage loan portfolios at the balance sheet date. The measurement of our allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, and (iii) estimating additional credit losses in the conventional mortgage loan portfolio. The allowance for credit losses on our conventional mortgage loans was $1 million at both September 30, 2019 and December 31, 2018.

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At September 30, 2019, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of eligible regulatory capital and the counterparty’s overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for extensions of unsecured credit, excluding overnight Federal funds sold, ranges from three to 15 percent based on the counterparty’s credit rating. Our total unsecured exposure to a counterparty, including overnight Federal funds sold, may not exceed twice that amount, or a total of six to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. At September 30, 2019, we were in compliance with the regulatory limits established for unsecured credit.

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

We primarily limit unsecured credit exposure to the following overnight investment types:

•	Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions.

•	Commercial paper. Unsecured debt issued by corporations, typically for the financing of accounts receivable, inventories, and meeting short-term liabilities.

At September 30, 2019, our unsecured short-term investment exposure consisted of overnight Federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile at September 30, 2019 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1,2]
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$—	$310	$300	$610
U.S. branches and agency offices of foreign commercial banks
Australia	1,250	—	—	1,250
Canada	—	950	—	950
Finland	600	—	—	600
Germany	650	—	—	650
Netherlands	—	525	—	525
Norway	400	—	—	400
Sweden	650	—	—	650
Total U.S. branches and agency offices of foreign commercial banks	3,550	1,475	—	5,025
Total unsecured short-term investment exposure	$3,550	$1,785	$300	$5,635

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

Investment Ratings

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	September 30, 2019
	Credit Rating[1]
	AAA	AA	A	BBB	BB or Lower	Unrated	Total
Interest-bearing deposits	$—	$2	$—	$—	$—	$—	$2
Securities purchased under agreements to resell	—	—	1,750	—	—	6,250	8,000
Federal funds sold	—	3,550	1,785	300	—	—	5,635
Investment securities:
Mortgage-backed securities
GSE single-family	—	2,560	—	—	—	—	2,560
GSE multifamily	—	8,476	—	—	—	—	8,476
U.S. obligations single-family[2]	—	4,183	—	—	—	—	4,183
U.S. obligations commercial[2]	—	1	—	—	—	—	1
Private-label residential	—	5	1	1	1	—	8
Total mortgage-backed securities	—	15,225	1	1	1	—	15,228
Non-mortgage-backed securities
U.S. obligations[2]	—	2,432	—	—	—	—	2,432
GSE and Tennessee Valley Authority obligations	—	1,549	—	—	—	—	1,549
State or local housing agency obligations	795	209	—	—	—	—	1,004
Other	451	101	—	—	—	—	552
Total non-mortgage-backed securities	1,246	4,291	—	—	—	—	5,537
Total investments[3]	$1,246	$23,068	$3,536	$301	$1	$6,250	$34,402

1
Represents either the lowest credit rating available for each investment based on an NRSRO, or the guarantor credit rating, if applicable. In instances where an NRSRO rating or guarantor rating is not available for the investment, the investment is classified as unrated.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	At September 30, 2019, 16 percent of our total short-term investments were unsecured.

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2018
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits	$—	$1	$—	$—	$—	$—	$1
Securities purchased under agreements to resell	—	200	250	500	—	3,750	4,700
Federal funds sold	—	1,700	2,080	370	—	—	4,150
Investment securities:
Mortgage-backed securities
GSE single-family	—	2,988	—	—	—	—	2,988
GSE multifamily	—	9,444	—	—	—	—	9,444
U.S. obligations single-family[2]	—	4,492	—	—	—	—	4,492
U.S. obligations commercial[2]	—	1	—	—	—	—	1
Private-label residential	—	4	—	5	1	—	10
Total mortgage-backed securities	—	16,929	—	5	1	—	16,935
Non-mortgage-backed securities
U.S. obligations[2]	—	2,761	—	—	—	—	2,761
GSE and Tennessee Valley Authority obligations	—	1,484	—	—	—	—	1,484
State or local housing agency obligations	967	238	—	—	—	—	1,205
Other	443	98	—	—	—	—	541
Total non-mortgage-backed securities	1,410	4,581	—	—	—	—	5,991
Total investments[3]	$1,410	$23,411	$2,330	$875	$1	$3,750	$31,777

1
Represents either the lowest credit rating available for each investment based on an NRSRO, or the guarantor credit rating, if applicable. In instances where an NRSRO rating or guarantor rating is not available for the investment, the investment is classified as unrated.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	At December 31, 2018, 13 percent of our total short-term investments were unsecured.

Our total investments increased $2.6 billion or 8 percent at September 30, 2019 when compared to December 31, 2018. Investments increased primarily due to an increase in money market investments as a result of increased liquidity holdings during 2019.

At September 30, 2019 and December 31, 2018, we did not consider any of our investments to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 1. Financial Statements — Note 6 — Other-Than-Temporary Impairment.”

Mortgage-Backed Securities

We limit our investments in MBS to those guaranteed by the U.S. Government or issued by a GSE. Further, our risk management policies prohibit new purchases of private-label MBS. We perform ongoing analysis on these investments to determine potential credit issues. At September 30, 2019 and December 31, 2018, we owned $15.2 billion and $16.9 billion of MBS, of which approximately 99.9 percent were guaranteed by the U.S. Government or issued by GSEs and 0.1 percent were private-label MBS at each period end.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	September 30, 2019
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A	$409	$1	$—	$1
Cleared derivatives	15,657	—	111	111
Liability positions with credit exposure
Uncleared derivatives
AA2	140	(35)	35	—
A	4,881	(120)	121	1
BBB	1,801	(45)	46	1
Cleared derivatives[3]	15,227	—	18	18
Total derivative positions with credit exposure to non-member counterparties	38,115	(199)	331	132
Member institutions[2,4]	231	—	—	—
Total	38,346	$(199)	$331	$132
Derivative positions without credit exposure	1,095
Total notional	$39,441

1	Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.

2	Net credit exposure is less than $1 million.

3
Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing's parent, CME Group Inc. was rated Aa3 by Moody's and AA- by Standard and Poor's at September 30, 2019.

4	Represents mortgage loan purchase commitments with our member institutions.

The following table shows our derivative counterparty credit exposure (dollars in millions):

	December 31, 2018
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Liability positions with credit exposure
Cleared derivatives[1]	$40,940	$(13)	$70	$57
Total derivative positions with credit exposure to non-member counterparties	40,940	(13)	70	57
Member institutions[2]	100	1	—	1
Total	41,040	$(12)	$70	$58
Derivative positions without credit exposure	7,796
Total notional	$48,836

1
Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing’s parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by Standard and Poor’s at December 31, 2018.

2	Represents mortgage loan purchase commitments with our member institutions.

Operational Risk

We define operational risk as the risk arising from inadequate or failed processes, people, and/or systems, including those emanating from external sources. All of our activities and processes generate operational risk, including legal risk. Management has established policies, procedures, and controls to reduce the likelihood of operational risk. We perform annual risk assessments to identify, assess, mitigate, and report on operational risks outside of the Board’s risk appetite. Due to the manual nature of many of our processes, our operational risk exposure is closely monitored. As previously disclosed in our 2018 Form 10-K, we identified two material weaknesses in our internal controls over financial reporting resulting from control deficiencies in our IT general controls in the areas of user access and IT change management. We are actively working to remediate the identified material weaknesses and strengthen our internal controls over financial reporting. As a result of the control deficiencies and our ongoing remediation efforts, our operational risk remains elevated.

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

Information security risk includes the risk that cyber incidents could result in a failure or interruption of our business operations. We have not experienced any such disruption with a material adverse impact. However, we do rely heavily on internal and third-party information systems and other technology to conduct and manage our business and any disruptions to those items could have a material adverse impact on our financial condition and results of operations. We mitigate cybersecurity risk utilizing the concept of defense in depth, where multiple layers of security controls are implemented. Administrative, physical, and logical controls are in place for identifying, monitoring, and controlling system access, sensitive data, and system changes. In addition, we employ thorough security testing and training that includes regular third party facilitated penetration testing, as well as mandatory staff training on cyber risks. Given the importance of cybersecurity and ever-increasing sophistication of potential cyber-attacks, we expect to continue to strengthen our cyber-defenses. As a result of the control deficiencies previously disclosed, our information security risk remains elevated.

Compliance Risk

We define compliance risk as the risk of violations of laws, rules, regulations, regulatory and supervisory guidance, and internal policies and procedures. Our Legal and Compliance departments are responsible for coordinating with our various business units in connection with its identification, evaluation, and mitigation of our compliance risks.

Strategic Risk

We define strategic risk as the risk arising from adverse strategic business decisions, poor implementation of strategic business plan, or a disproportionate response to changes in the industry and operating environment. We consider legislative and reputational risks to be components of strategic risk. From time to time, proposals are made, or legislative and regulatory changes are considered, which could affect our cost of doing business or other aspects of our business. We mitigate strategic risk through strategic business planning and monitoring of our external and internal environment. For additional information on some of the more important risks we face, refer to “Item 1A. Risk Factors” in our 2018 Form 10-K.

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, and management’s previous identification of material weaknesses in our internal control over financial reporting at December 31, 2018, our President and CEO, and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2019.
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

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2019, management continued to take the steps described above to remediate the material weaknesses identified at December 31, 2018. Other than these remediation steps, as outlined above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Of the 11 cases initially filed, one has been dismissed, two have been settled in part and dismissed in part, and eight have been settled. We appealed the one complete dismissal and two partial dismissals covering the claims related to five certificates across three different cases. The appellate court affirmed the dismissal of the claims related to four certificates in December 2017 and affirmed the dismissal of the remaining certificate in May 2018. In January 2018, we filed petitions for discretionary review of the appellate court’s rulings in December 2017 related to four of the certificates with the Washington Supreme Court. On May 3, 2018, the Court granted those petitions. The aggregate consideration paid for these four certificates is $567 million. Oral arguments were heard on October 9, 2018. In June 2018, we filed a petition for discretionary review of the appellate court’s ruling in May 2018 on the fifth certificate. The aggregate consideration paid for that one certificate is $200 million.

On October 3, 2019, the Washington Supreme Court reversed the judgment of the appellate court on the four certificates covered by our petition of January 2018 and reinstated our claims on those four certificates. We anticipate that the Washington Supreme Court will now grant the petition for review on the fifth certificate and then reverse that judgment and reinstate the claim on that certificate as well.

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
We record legal expenses related to litigation settlements as incurred in other expenses in the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. We incur and recognize these contingent based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement. During the three and nine months ended September 30, 2019 and 2018, we did not record any net gains on litigation settlements.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2018 Form 10-K. There have been no material changes to our risk factors during the nine months ended September 30, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Executive Changes

On September 13, 2019, we provided a notice of termination of employment without cause to Dusan Stojanovic, Executive Vice President and Chief Operating Officer. The effective date of Mr. Stojanovic’s separation from the Bank is November 13, 2019.

In connection with the departure of Mr. Stojanovic, effective October 1, 2019, we engaged Mr. Zeeshan Kazmi as Interim Chief Information Officer (“Interim CIO”) on a contract basis. Mr. Kazmi is currently the President/CEO of Zygotek, Inc., a management consulting firm and has previously held a number of different roles in management consulting, IT governance, cyber security, and technology engineering. Mr. Kazmi was the Chief Information Security Officer and led the Enterprise Architecture function as Chief Technology Officer for Gemological Institute of America in California from 2015 to 2019. From 2001 to 2015, he held various leadership roles in IT Risk & Governance, IT Portfolio Management, technology engineering, and cyber security. In his interim role, Mr. Kazmi will oversee the Bank’s information technology, information security and associated project management departments.

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

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	November 7, 2019

By:	/s/ Michael L. Wilson
Michael L. Wilson President and Chief Executive Officer

By:	/s/ Donna S. Stone
Donna S. Stone Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)