Form 10-K
period 2019-12-31
Federal Home Loan Bank of Des Moines
filed 2020-03-11
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51999

FEDERAL HOME LOAN BANK OF DES MOINES
(Exact name of registrant as specified in its charter)

Federally chartered corporation	42-6000149
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

909 Locust Street
Des Moines	50309
IA	(Zip code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (515) 412-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2019, the aggregate par value of the stock held by current and former members of the registrant was $5,506,655,900. At February 29, 2020, 45,795,778 shares of stock were outstanding.

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

•	reliance on a relatively small number of member institutions for a large portion of our advance business;

•	replacement of the London Interbank Offered Rate (LIBOR) benchmark interest rate and transition to an alternative benchmark;

•	member consolidations and failures;

•	disruptions in the credit and debt markets and the effect on future funding costs, sources, and availability;

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

•	ineffective use of hedging strategies or the availability of derivative instruments in the types and quantities needed for risk management purposes from acceptable counterparties;

•	the volatility of reported results due to changes in the fair value of certain assets, liabilities, and derivative instruments;

•	risks related to the other FHLBanks that could trigger our joint and several liability for debt issued by the other FHLBanks;

•	changes in the relative attractiveness of consolidated obligations due to actual or perceived changes in the FHLBanks’ credit ratings as well as the U.S. Government’s long-term credit rating;

•	increases in delinquency or loss estimates on mortgage loans;

•
the ability to develop and support internal controls, information systems, and other operating technologies that effectively manage the risks we face, including but not limited to, cyberattacks and other business interruptions;

•	the ability to attract and retain key personnel;

•	significant business interruptions resulting from third party failures; and

•	the volatility of credit quality, market prices, interest rates, and other indices that could affect the value of collateral held by us as security for borrower and counterparty obligations.

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

PART I

ITEM 1. BUSINESS
OVERVIEW
The Federal Home Loan Bank of Des Moines (the Bank, we, us, or our) is a federally chartered corporation, that is exempt from all federal, state, and local taxation (except real property taxes and certain employer payroll taxes) and is one of 11 district FHLBanks. The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932 (FHLBank Act) and are regulated by the Federal Housing Finance Agency (Finance Agency). The Finance Agency is also the federal regulator of Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, Enterprises), as well as the FHLBanks’ Office of Finance (Office of Finance). The Finance Agency’s mission is to ensure that the FHLBanks and Enterprises operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment. The Finance Agency establishes policies and regulations governing the operations of the FHLBanks and Enterprises. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.
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
BUSINESS MODEL
Our mission is to be a reliable provider of funding, liquidity, and services for our members so they can meet the housing, business, and economic development needs of the communities they serve. We strive to achieve our mission within an operating model that balances the trade-off between attractively priced products, reasonable returns on capital stock, maintaining an adequate level of capital to meet regulatory capital requirements, and maintaining adequate retained earnings to preserve the par value of member-owned capital stock.
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
Our capital stock is not publicly traded. It is purchased and redeemed by members or repurchased by us at a par value of $100 per share. Our current and former members own all of our outstanding capital stock. Former members own capital stock (included in mandatorily redeemable capital stock) to support business transactions still carried on our Statements of Condition. All stockholders, including current and former members, may receive dividends on their capital stock investment to the extent declared by our Board of Directors.
Our primary business activities are providing collateralized loans, known as advances, to members and housing associates and acquiring residential mortgage loans from our members. In addition, we maintain a portfolio of investments, all of which we believe are investment quality at the time of purchase. Our primary source of funding and liquidity is the issuance of debt securities, referred to as consolidated obligations, in the capital markets. Consolidated obligations are the joint and several obligations of all FHLBanks and are backed only by the financial resources of the FHLBanks. A critical component to the success of our operations is the ability to issue consolidated obligations regularly in the capital markets under a wide range of maturities, structures, and amounts, and at relatively favorable spreads to market interest rates.

Our net income is primarily attributable to the difference between the interest income we earn on our advances, mortgage loans, and investments, and the interest expense we pay on our consolidated obligations. A portion of our annual net income is used to fund our Affordable Housing Program (AHP), which provides grants and subsidized advances to members to support housing for very low to moderate income households. By regulation, we are required to contribute to the AHP the greater of 10 percent of our annual income subject to assessment, or our prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. For purposes of the AHP assessment, income subject to assessment is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock. For additional details on our AHP, refer to the “Affordable Housing Program Assessments” section of Item 1.
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
The following table summarizes our membership by type of institution:

	December 31,
Institutional Entity	2019	2018	2017
Commercial banks	967	1,004	1,045
Savings institutions	46	45	50
Credit unions	250	243	237
Non-captive insurance companies	63	61	60
Captive insurance companies	6	6	6
CDFIs	6	6	6
Total	1,338	1,365	1,404

The following table summarizes our membership by asset size:

	December 31,
Membership Asset Size[1]	2019	2018	2017
Depository institutions[2]
Less than $100 million	23%	25%	27%
$100 million to $500 million	49	49	48
Greater than $500 million	22	20	20
Insurance companies
Less than $100 million	1	1	1
$100 million to $500 million	1	1	1
Greater than $500 million	4	4	3
Total	100%	100%	100%

1	Membership asset size is based on September 30, 2019 financial information received from members.

2	Depository institutions consist of commercial banks, savings institutions, credit unions, and CDFIs.

Our membership level decreased during 2019 primarily due to member consolidations, partially offset by new members. At December 31, 2019, approximately 70 percent of our members were Community Financial Institutions (CFIs). For 2019, CFIs were defined under the FHLBank Act to include all Federal Deposit Insurance Corporation (FDIC) insured institutions with average total assets over the previous three-year period of less than $1.199 billion. In addition to collateral types eligible for all members, CFIs may also pledge collateral consisting of secured small business, small agri-business, or small farm loans.

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

•	Variable Rate Advances. These advances have interest rates that reset periodically to a specified interest rate index such as LIBOR, Secured Overnight Financing Rate (SOFR), or Prime Rate.

•
Callable Advances. These advances may be prepaid by borrowers on pertinent dates (call dates) without incurring a prepayment fee and therefore provide borrowers a source of long-term financing with prepayment flexibility. Callable advances can be either fixed or variable in nature. Variable rate callable advances may reset at different frequencies ranging from one to six months and are callable at each rate reset date. For certain variable rate callable advances, we retain the flexibility to adjust the spread relative to our cost of funds on each rate reset date. Fixed rate callable advances may have different call schedules based on member specifications, and principal balances may be amortizing in nature.

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

For the years ended December 31, 2019, 2018, and 2017, advances represented 66, 72, and 71 percent of our total average assets and generated 67, 70, and 65 percent of our total interest income. For additional information on our advances, including our top five borrowers, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances.” In addition, refer to “Item 1A. Risk Factors” for a discussion on our exposure to customer concentration risk.

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
HOUSING ASSOCIATES
The FHLBank Act permits us to provide advances to eligible housing associates. Housing associates are eligible if they are approved mortgagees under Title II of the National Housing Act that meet certain criteria, including: (i) chartered under law and have succession, (ii) subject to inspection and supervision by some governmental agency, and (iii) lend their own funds as their principal activity in the mortgage field. The same regulatory lending requirements that apply to our members generally apply to housing associates. Because housing associates are not members, they are not subject to certain provisions of the FHLBank Act applicable to members and cannot own our capital stock. In addition, they may only pledge certain types of collateral including, but not limited to: (i) Federal Housing Administration (FHA) mortgages, (ii) Ginnie Mae securities backed by FHA mortgages, (iii) certain residential mortgage loans, and (iv) cash deposited with us.
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
Standby Letters of Credit
We may issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. For additional details on our standby letters of credit, refer to “Item 8. Financial Statements and Supplementary Data — Note 18 — Commitments and Contingencies.”
Mortgage Loans
We invest in mortgage loans through the Mortgage Partnership Finance (MPF) program, a secondary mortgage market structure developed by the FHLBank of Chicago to help fulfill the housing mission of the FHLBanks. Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago. We also acquired mortgage loans purchased under the Mortgage Purchase Program (MPP). For the years ended December 31, 2019, 2018, and 2017, mortgage loans represented 6, 5, and 4 percent of our total average assets and generated 8, 8, and 10 percent of our total interest income.
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

MPF Provider
The FHLBank of Chicago (in this capacity, the MPF Provider) provides the infrastructure and operational support for the MPF program and is responsible for publishing and maintaining the MPF Guides, which detail the requirements PFIs must follow in originating, selling, and servicing MPF loans. In exchange for providing these services, the MPF Provider receives a fee from each of the FHLBanks participating in the MPF program. The MPF Provider has engaged Wells Fargo Bank, N.A. (Wells Fargo) as the master servicer for the MPF program. Throughout the servicing process, the master servicer monitors the PFI’s compliance with certain MPF program requirements and makes periodic reports to the MPF Provider.
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
MPF Loan Volume
Our member base for MPF loans is primarily a diverse mix of commercial banks and credit unions. Our ability to price MPF loans, coupled with the low interest rate environment, has allowed us to serve the liquidity needs of a broad range of members and maintain relatively stable mortgage loan volumes. During the years ended December 31, 2019, 2018, and 2017, we purchased $3.0 billion, $1.6 billion, and $1.2 billion of MPF loan products (excluding MPF Xtra, MPF Direct, and MPF Government MBS). In addition, our members delivered $1.4 billion, $1.0 billion, and $1.1 billion of MPF Xtra, MPF Direct, and MPF Government MBS loans during the years ended December 31, 2019, 2018, and 2017.
Per Finance Agency regulation, we are subject to housing goals when we exceed $2.5 billion in loan purchases in a calendar year (excluding MPF Xtra, MPF Direct, and MPF Government MBS). In 2019, our MPF loan purchases exceeded this threshold, making us subject to a housing goals evaluation, in which we could be asked to submit a housing plan to the Finance Agency.
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

All MPP loans acquired were originated prior to 2006. We currently do not purchase mortgage loans under this program and we expect that the $228 million outstanding at December 31, 2019 will continue to decrease as the remaining MPP loans are paid off. We do not service the acquired MPP loans nor do we own any servicing rights. We have engaged Bank of New York Mellon as the MPP master servicer.
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
Investments
We maintain an investment portfolio primarily to provide investment income and liquidity. Our investment portfolio consists of both short- and long-term investments. Our short-term investments may include, but are not limited to, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposit, commercial paper, and U.S. treasury bill obligations. Our long-term investments may include, but are not limited to, other U.S. obligations, government-sponsored enterprise (GSE) and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. Our long-term investments generally provide higher spreads than our short-term investments. For the years ended December 31, 2019, 2018, and 2017, investments represented 27, 23, and 24 percent of our total average assets and generated 26, 23, and 25 percent of our total interest income.
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
Standby Bond Purchase Agreements
We currently hold standby bond purchase agreements with state housing associates within our district whereby, for a fee, we agree to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which we would be required to purchase the bonds. If purchased, the bonds would be classified as available-for-sale (AFS) securities on our Statements of Condition. For additional details on our standby bond purchase agreements, refer to “Item 8. Financial Statements and Supplementary Data — Note 18 — Commitments and Contingencies.”
Deposits
We accept deposits from our members and eligible housing associates. We offer several types of deposit programs, including demand, overnight, and term deposits. Deposit programs provide us funding while providing members a low-risk interest-earning asset.
Consolidated Obligations
Our primary source of funding and liquidity is the issuance of debt securities, referred to as consolidated obligations, in the capital markets. Consolidated obligations (bonds and discount notes) are the joint and several obligations of all FHLBanks and are backed only by the financial resources of the FHLBanks. They are not obligations of the U.S. Government, and the U.S. Government does not guarantee them. At February 29, 2020, Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s) rated the consolidated obligations AA+/A-1+ and Aaa/P-1, both with a stable outlook.

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

BONDS
Bonds are generally issued to satisfy our intermediate- and long-term funding needs. They may have maturities ranging up to 30 years, although there is no statutory or regulatory limitation as to their maturity. Bonds are issued with either fixed or variable rate payment terms that use a variety of indices for interest rate resets such as LIBOR or SOFR. To meet the specific needs of investors, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and/or call features. When bonds are issued on our behalf, we may concurrently enter into a derivative agreement to effectively convert the fixed rate payment stream to variable or to offset the embedded features in the bond.
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
DISCOUNT NOTES
Discount notes are generally issued to satisfy our short-term funding needs. They have maturities of up to one year and are offered daily through a discount note selling group and other authorized underwriters. Discount notes are generally sold at a discount and mature at par.
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
For additional information on our consolidated obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Consolidated Obligations” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”
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
CAPITAL AND DIVIDENDS
Capital Stock
Our capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. We generally issue a single class of capital stock (Class B capital stock) and have two subclasses of Class B capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding on our Statements of Condition. All capital stock issued is subject to a notice of redemption period of five years.

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

We reclassify capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) when a member provides written notice of intention to withdraw from membership, becomes ineligible for continuing membership, or attains non-member status by merger or consolidation, charter termination, or other involuntary termination from membership. Dividends on mandatorily redeemable capital stock are classified as interest expense on the Statements of Income.
For additional information on our capital, including regulatory capital requirements, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital.”
Retained Earnings
Our risk management policies include a target level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve our targeted level of retained earnings. At December 31, 2019, our actual retained earnings exceeded our retained earnings target.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in 2011. Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At December 31, 2019 and 2018, our restricted retained earnings account totaled $504 million and $427 million. One percent of our average balance of outstanding consolidated obligations for the three months ended September 30, 2019 was $1.3 billion.
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
Our current philosophy is to pay a membership capital stock dividend similar to a reference rate of interest, such as average-three month LIBOR over time, and an activity-based capital stock dividend, when possible, at a level above the membership capital stock dividend. Our dividend rates seek to strike a balance between providing reasonable returns to members while preserving our financial position, flexibility, and ability to serve as a long-term liquidity provider. Our actual dividend is determined quarterly by our Board of Directors, based on policies, regulatory requirements, actual performance, and other considerations that the Board determines to be appropriate.
For additional information on our dividends, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Dividends.”
COMPETITION
Advances
One of our primary businesses is to make advances to members and housing associates. Demand for our advances is affected by, among other things, the cost of other available sources of funding for our borrowers. We compete with other suppliers of secured and unsecured wholesale funding including, but not limited to, investment banks, commercial banks, other GSEs, and U.S. Government agencies. We may compete with other FHLBanks to the extent that member institutions have affiliated institutions located outside of our district. Furthermore, our members may have access to brokered or reciprocal deposits and resale agreements, each of which represent competitive alternatives to our advances. Many of our competitors are not subject to the same body of regulation that we are, which may enable them to offer products and terms that we cannot. Efforts to effectively compete with other suppliers of wholesale funding by changing the pricing of our advances may result in a decrease in the profitability of our advance business.

Mortgage Loans
The purchase of mortgage loans through the MPF program is subject to competition on the basis of prices paid for mortgage loans, customer service, and ancillary services, such as automated underwriting and loan servicing options. We compete primarily with other GSEs, such as Fannie Mae, Freddie Mac, other financial institutions, and private investors for acquisition of fixed rate mortgage loans.
Consolidated Obligations
Our primary source of funds is through the issuance of consolidated obligations. We compete with the U.S. Government, Fannie Mae, Freddie Mac, and other GSEs as well as corporate, sovereign, and supranational entities for raising funds through the issuance of debt in the national and global markets.
TAXATION
Under the FHLBank Act, we are exempt from all federal, state, and local taxation (except real property taxes and certain employer payroll taxes).
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

The Comptroller General of the United States (the “Comptroller General”) has authority under the FHLBank Act to audit or examine the Finance Agency and the FHLBanks and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of an FHLBank’s financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General may also conduct his or her own audit of the financial statements of any FHLBank.

As required by federal regulation, we have an internal audit department and an audit committee of our Board. An independent public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) audits our annual financial statements. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, must adhere to PCAOB and Government Auditing Standards, as issued by the Comptroller General, when conducting our audits. Our Board, our senior management, and the Finance Agency receives these audit reports. We also submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports include audited financial statements, a statement of internal accounting and administrative control systems, and the report of the independent registered public accounting firm on the financial statements.

AVAILABLE INFORMATION
We are required to file with the Securities and Exchange Commission (SEC) an annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. The SEC maintains a website containing these reports and other information regarding our electronic filings located at www.sec.gov.
We also make our annual reports, quarterly reports, current reports, and amendments to all such reports filed with or furnished to the SEC available, free of charge, on our website at www.fhlbdm.com as soon as reasonably practicable after such reports are available. Annual and quarterly reports for the FHLBanks on a combined basis are also available, free of charge, at the website of the Office of Finance as soon as reasonably practicable after such reports are available. The website address to obtain these reports is www.fhlb-of.com.
Information contained in the previously mentioned websites, or that can be accessed through those websites, is not incorporated by reference into this annual report on Form 10-K and does not constitute a part of this or any report filed with the SEC.
PERSONNEL
As of February 29, 2020, we employed 371 full-time and eight part-time employees. Our employees are not covered by a collective bargaining agreement.

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
BUSINESS AND REGULATORY RISK
WE ARE SUBJECT TO A COMPLEX BODY OF LAWS AND REGULATIONS THAT COULD CHANGE IN A MANNER DETRIMENTAL TO OUR BUSINESS OPERATIONS
The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and as such, are governed by federal laws and regulations adopted and applied by the Finance Agency. From time to time, Congress may amend the FHLBank Act or other statutes in ways that affect the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. In addition, new or modified legislation enacted by Congress or regulatory requirements applied or imposed by the Finance Agency could affect the composition of our membership and the extent to which members engage in business with us. There continues to be uncertainties surrounding our legislative and regulatory environment, and new or modified legislation enacted by Congress or regulations adopted or guidance issued by the Finance Agency or other financial services regulators. Additionally, the Financial Accounting Standards Board (FASB) or SEC may amend financial accounting and reporting standards for the policies that govern our accounting practices. These changes in laws and regulations could adversely impact our ability to conduct business or the cost of doing business.

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
For example, we are required to maintain capital to meet specific minimum requirements, as defined by the Finance Agency. Historically, our capital has exceeded all capital requirements and we have maintained adequate capital and leverage ratios. If we fail to meet any of these requirements or if our Board of Directors or the Finance Agency determines that we have incurred, or are likely to incur, losses resulting in, or losses that are expected to result in, a charge against capital, we would not be able to redeem or repurchase any capital stock while such charges are continuing or expected to continue. In addition, failure to meet our capital requirements could result in the Finance Agency’s imposition of restrictions pertaining to dividend payments, lending, investing, or other business activities. Additionally, the Finance Agency could require that we call upon our members to purchase additional capital stock to meet our minimum regulatory capital requirements. Members may be unable or unwilling to satisfy such calls for additional capital, which could lead to a member’s involuntary termination of membership as a result of noncompliance with our Capital Plan, which could adversely impact our financial condition and results of operations.
WE FACE COMPETITION FOR ADVANCES, MORTGAGE LOANS, AND FUNDING
Our primary business activities are providing advances to members and housing associates and acquiring residential mortgage loans from or through our members. Demand for our advances is affected by, among other things, the cost of other available sources of funding for our borrowers. We may from time to time compete with other suppliers of secured and unsecured wholesale funding including, but not limited to, investment banks, commercial banks, other GSEs, and U.S. Government agencies. We may compete with other FHLBanks to the extent that member institutions have affiliated institutions located outside of our district. Furthermore, our members may have access to brokered or reciprocal deposits and resale agreements, each of which represent competitive alternatives to our advances. Many of our competitors are not subject to the same body of regulation that we are, which may enable them to offer products and terms that we cannot. Efforts to effectively compete with other suppliers of wholesale funding by changing the pricing of our advances may result in a decrease in the profitability of our advance business. A decrease in the demand for advances or a decrease in the profitability on advances could negatively affect our financial condition and results of operations.
The purchase of mortgage loans through the MPF program is subject to competition on the basis of prices paid for mortgage loans, customer service, and ancillary services, such as automated underwriting and loan servicing options. We compete primarily with other GSEs, such as Fannie Mae, Freddie Mac, other financial institutions, and private investors for acquisition of fixed rate mortgage loans. Increased competition could result in a reduction in the amount of mortgage loans we are able to purchase, which could negatively affect our financial condition and results of operations.
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
WE COULD BE ADVERSELY AFFECTED BY OUR EXPOSURE TO CUSTOMER CONCENTRATION RISK
We are subject to customer concentration risk as a result of our reliance on a relatively small number of member institutions for a large portion of our total advances and resulting interest income. At December 31, 2019 and 2018, advances outstanding to our top five borrowers totaled $39.3 billion and $64.2 billion, representing 49 and 60 percent of our total advances outstanding. At December 31, 2019 and 2018, our single largest borrower, Wells Fargo Bank, N.A., accounted for 32 and 47 percent of total advances outstanding, and accounted for 29 and 33 percent of total interest income. Our largest depository institution member decreased its advance borrowings by $24.1 billion during 2019. Advance balances with these and our other members could change due to factors such as a change in member demand or borrowing capacity, relocation of members out of our district, or members with affiliated institutions located outside of our district choosing to do business with another FHLBank. In addition, advance balances could change as a result of new or modified legislation enacted by Congress or regulations or other directives adopted by the Finance Agency or other financial services regulators. If, for any reason, we were to lose, or experience additional decreases in the amount of business with our top five borrowers, our financial condition and results of operations could be negatively affected. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances” for additional information on our top five borrowers.

REPLACEMENT OF THE LIBOR BENCHMARK INTEREST RATE COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that after 2021 it will no longer compel banks to submit rates for the calculation of LIBOR. In response, the Federal Reserve Board and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee to identify a set of alternative reference interest rates for possible use as market benchmarks. This committee has proposed SOFR as its recommended alternative to U.S. dollar LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in the second quarter of 2018. SOFR is based on a broad segment of the overnight Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities.

On September 27, 2019, the Finance Agency issued a supervisory letter (Supervisory Letter) to all FHLBanks providing LIBOR transition guidance. The Supervisory Letter stated that by March 31, 2020, the FHLBanks should no longer enter into new financial assets, liabilities, and derivatives that reference LIBOR and mature after December 31, 2021 for all product types other than investments. For investments, the Supervisory Letter indicated the FHLBanks, by December 31, 2019, should stop purchasing investments that reference LIBOR and mature after December 31, 2021. We did not purchase any LIBOR-indexed investments during 2019.

As noted throughout this report, many of our advances, investments, consolidated obligation bonds, derivatives, and related collateral are indexed to LIBOR. Some of these assets and liabilities and related collateral have maturity dates that extend beyond 2021. We are preparing for a transition away from LIBOR as a benchmark interest rate and plan to utilize SOFR as the dominant replacement on an ongoing basis. We have developed a transition plan that will change with market developments and member needs and addresses considerations such as LIBOR exposure, member products, fallback language, which provides for contractual alternatives to the use of LIBOR when LIBOR cannot be determined based on the method provided in the agreement, operational preparedness, and balance sheet management.

The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated, and includes the development of term and credit adjustments to accommodate differences between LIBOR and SOFR. There are several risks associated with the transition. As we respond to the Supervisory Letter, we may experience decreased flexibility in our access to funding, higher funding costs, or lower overall demand or increased costs for our advances; which may, in turn, negatively impact the future composition of our balance sheets, capital stock levels, primary mission assets ratios, and net income. We will also have to alter our hedging strategies and interest-rate risk management, which may have a negative impact on our financial condition and results of operations.

There is no assurance that LIBOR will continue to be accepted or used by the markets generally or by any issuers, investors, or counterparties at any time. During the market transition away from LIBOR, the rate may experience increased volatility or become less representative. In addition, the overnight Treasury repurchase market underlying SOFR has experienced and may experience further disruptions from time to time. This may result in unexpected fluctuations in SOFR. The introduction of SOFR or another alternative rate may also create challenges in hedged and asset and liability management and introduce additional basis risk for other market participants. In addition, while market activity in SOFR-linked financial instruments has continued to develop, there can be no guarantee that SOFR will become widely accepted and used across market segments and financial products in a timely manner and any other alternative reference rate may or may not be developed.

In addition, although we have a detailed transition plan, there are complexities associated with the changes to our processes and information technology systems that may not be anticipated and could impact transition. Any of these risks, if realized, may have an adverse impact on our business, financial condition, and results of operations. For a summary of our LIBOR exposure as of December 31, 2019, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview.”
MEMBER CONSOLIDATIONS AND FAILURES COULD ADVERSELY AFFECT OUR BUSINESS
Member consolidations and failures could reduce the number of current and potential members in our district. During 2019, we experienced a net decline in members of 27, due primarily to member consolidations. If the number of member consolidations and/or failures were to accelerate, we could experience a reduction in the level of our members’ advance and other business activities. This loss of business could negatively impact our business operations, financial condition, and results of operations.

MARKET AND LIQUIDITY RISK

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
CHANGES IN ECONOMIC CONDITIONS OR FEDERAL FISCAL AND MONETARY POLICY, INCLUDING CHANGES RELATED TO A RECENT WIDESPREAD HEALTH EMERGENCY, COULD ADVERSELY IMPACT OUR BUSINESS
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
Additionally, our business and results of operations may be affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve, which regulates the supply of money and credit in the U.S. The Federal Reserve’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities. For example, the Federal Open Market Committee (FOMC) recently approved an emergency reduction to the target range for the Federal Funds rate by 50 basis points in response to the coronavirus outbreak and the potential negative impact on the U.S. economy. U.S. Treasury yields have declined in 2020, with the U.S. 10-year Treasury yields reaching a record low in March. Further adverse changes in the markets or further action in response to this widespread health emergency could adversely affect our financial condition, results of operations, and ability to pay dividends. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Conditions in Financial Markets” for additional information on recent market activity.
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
CREDIT RISK
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
Due to our relationship with other FHLBanks, we could also be impacted by events other than the default on a consolidated obligation. Events that impact other FHLBanks include, but are not limited to, member failures and capital deficiencies. These events may cause the Finance Agency, at its discretion, to require any FHLBank to either provide capital to or buy assets of any other FHLBank. If we are called upon by the Finance Agency to do either of these items, it may negatively impact our financial condition.

ACTUAL OR PERCEIVED CHANGES IN THE FHLBANK’S CREDIT RATINGS AS WELL AS THE U.S. GOVERNMENT’S CREDIT RATING COULD ADVERSELY AFFECT OUR BUSINESS
Our consolidated obligations are currently rated AA+/A-1+ by S&P and Aaa/P-1 by Moody’s, both with a stable outlook. These ratings are subject to reduction or withdrawal at any time by a Nationally Recognized Statistical Rating Organization (NRSRO), and the FHLBank System may not be able to maintain these credit ratings. Adverse rating agency actions on the FHLBank System or U.S. Government may reduce investor confidence and negatively affect our cost of funds and ability to issue consolidated obligations on acceptable terms, which could adversely impact our financial condition and results of operations.
Certain products and transactions that we offer or use may be impacted by rating downgrades. Demand for certain Bank products, including, but not limited to, standby letters of credit and standby bond purchase agreements, is influenced by our credit rating. A reduction in our credit rating could weaken or eliminate demand for such products, and our financial condition and results of operations could be adversely affected. For certain uncleared derivative contracts, we are required to deliver additional collateral on derivatives in a net liability position to counterparties if there is a deterioration in our credit rating. For cleared derivatives, the Derivative Clearing Organization (Clearinghouse) determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades. We were not required to post additional initial margin by our clearing agents at December 31, 2019.
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
OPERATIONAL RISK
FAILURES OR INTERRUPTIONS IN INTERNAL CONTROLS, INFORMATION SYSTEMS, AND OTHER OPERATING TECHNOLOGIES COULD HARM OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS, REPUTATION, AND RELATIONS WITH MEMBERS
Control failures, including failures in our controls over financial reporting, or business interruptions with members, could result from human error, fraud, breakdowns in information and computer systems, lapses in operating processes, natural or man-made disasters, or widespread health emergencies. If a significant control failure or business interruption were to occur, it could materially damage our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse, or repair the negative effects of such failures or interruptions.
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
We identified control deficiencies in our internal control over financial reporting related to our information technology general controls (ITGCs). Specifically, these control deficiencies were in the areas of user access and information technology (IT) change management. These control deficiencies were evaluated, individually and in the aggregate, and identified as material weaknesses in our internal controls, which are described more fully in “Item 9A. Controls and Procedures.” These control deficiencies could result in a misstatement of any of our financial statement accounts and disclosures that could in turn result in a material misstatement of the annual or interim final statements that would not be prevented or detected. In addition, other control deficiencies of this nature may be identified in the future.

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
RELIANCE ON THIRD PARTIES COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS
As part of our business, we rely on third parties for certain services essential to ongoing operations, including but not limited to, IT infrastructure and software services, and could be adversely impacted by disruptions in those services. In addition, we utilize professional and contractual services to support critical strategic initiatives. The success or timing of those initiatives could be adversely impacted if services are not performed or executed as expected.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is located at 909 Locust Street, Des Moines, Iowa. We currently occupy 94,000 of the approximate 226,000 finished square feet of office space, and have leased or are in the process of leasing the remaining space. We also lease 8,200 square feet of office space at 901 5th Avenue, Seattle, Washington for employees serving our members in the western states within our district, an off-site back-up facility with approximately 3,500 square feet in Urbandale, Iowa, and approximately 3,000 square feet of office space in Washington, D.C. to support government relations, which is shared with two other FHLBanks.

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

On October 3, 2019, the Washington Supreme Court reversed the judgment of the appellate court on the four certificates covered by our petition of January 2018 and reinstated our claims on those four certificates. Trials for the two cases relating to these reinstated claims have been scheduled for July and August of 2020. With respect to the fifth certificate, on January 30, 2020, the Washington Supreme Court remanded the case to the appellate court for reconsideration in light of the Court’s reversal on the claims for the other four certificates.

Litigation Settlement Gains

Litigation settlement gains are considered realized and recorded when we receive cash or assets that are readily convertible to known amounts of cash or claims to cash. In addition, litigation settlement gains are considered realizable and recorded when we enter into a signed agreement that is not subject to appeal, where the counterparty has the ability to pay, and the amount to be received can be reasonably estimated. Prior to being realized or realizable, we consider potential litigation settlement gains to be gain contingencies, and therefore they are not recorded on the Statements of Income. We record legal expenses related to litigation settlements as incurred in other expenses on the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. We incur and recognize these contingent based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement.
During 2019 and 2018, we did not record any net gains on litigation settlements. During 2017, we recognized $21 million in net gains on litigation settlements.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We are a cooperative. This means we are owned by our customers, whom we call members. Our current and former members own all of our outstanding capital stock. Our capital stock is not publicly traded and has a par value of $100 per share. All shares are issued, redeemed, or repurchased by us at the stated par value. Our capital stock may be redeemed with a five year notice from the member or voluntarily repurchased by us at par value, subject to certain limitations set forth in our Capital Plan. At February 29, 2020, we had 1,337 current members that held 45.6 million shares of capital stock and 16 former members that held 0.2 million shares of mandatorily redeemable capital stock.
We paid the following quarterly cash dividends during 2019 and 2018 (dollars in millions):

	2019
Quarter Declared and Paid[1]	Amount[2]	Annualized Rate[3]	Activity-Based Stock Rate	Membership Stock Rate
First Quarter	$70	5.25%	5.75%	3.25%
Second Quarter	68	5.25	5.75	3.25
Third Quarter	69	5.24	5.75	3.25
Fourth Quarter	62	5.18	5.75	3.25

	2018
Quarter Declared and Paid[1]	Amount[2]	Annualized Rate[3]	Activity-Based Stock Rate	Membership Stock Rate
First Quarter	$53	4.03%	4.50%	2.00%
Second Quarter	56	4.28	4.75	2.25
Third Quarter	71	5.28	5.75	3.25
Fourth Quarter	69	5.26	5.75	3.25

1	Represents cash dividends declared and paid in the quarter noted. Dividend payments are based on average capital stock outstanding during the prior quarter.

2	Amounts exclude cash dividends paid on mandatorily redeemable capital stock for each quarter of 2019 and 2018. For financial reporting purposes, these dividends were classified as interest expense.

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

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

	December 31,
Statements of Condition	2019	2018	2017	2016	2015
Cash and due from banks	$1,029	$119	$503	$223	$982
Investments[1]	38,465	31,777	34,452	41,218	40,167
Advances	80,360	106,323	102,613	131,601	89,173
Mortgage loans held for portfolio, net[2]	9,334	7,835	7,096	6,913	6,755
Total assets	129,603	146,515	145,099	180,605	137,374
Consolidated obligations
Discount notes	29,531	42,879	36,682	80,947	98,990
Bonds	91,553	93,772	98,893	89,898	31,208
Total consolidated obligations[3]	121,084	136,651	135,575	170,845	130,198
Mandatorily redeemable capital stock	206	255	385	664	103
Total liabilities	122,877	138,967	138,078	173,204	131,749
Capital stock — Class B putable	4,517	5,414	5,068	5,917	4,714
Additional capital from merger	—	—	—	52	194
Retained earnings	2,165	2,050	1,839	1,450	801
Accumulated other comprehensive income (loss)	44	84	114	(18)	(84)
Total capital	6,726	7,548	7,021	7,401	5,625
Regulatory capital ratio[4]	5.31	5.27	5.03	4.48	4.23

	For the Years Ended December 31,
Statements of Income	2019	2018	2017	2016	2015
Net interest income	$576	$635	$650	$449	$317
Provision (reversal) for credit losses on mortgage loans	—	—	—	3	2
Other income (loss)[5,6]	20	20	52	396	(30)
Other expense[7]	168	142	124	118	137
AHP assessments	44	53	60	75	15
AHP voluntary contributions	—	—	—	—	2
Net income	384	460	518	649	131
Selected Financial Ratios[5,8]
Net interest spread[9]	0.29%	0.32%	0.34%	0.24%	0.25%
Net interest margin[10]	0.42	0.43	0.39	0.28	0.28
Return on average equity (annualized)	5.38	6.21	7.01	10.09	2.74
Return on average capital stock (annualized)	7.75	8.67	9.20	12.43	3.42
Return on average assets (annualized)	0.27	0.31	0.31	0.40	0.12
Average equity to average assets	5.10	4.98	4.41	3.92	4.21
Dividend payout ratio[11]	70.01	54.04	35.01	21.83	78.99

1	Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and held-to-maturity (HTM) securities.

2	Includes an allowance for credit losses of $1 million, $1 million, $2 million, $2 million, and $1 million at December 31, 2019, 2018, 2017, 2016, and 2015.

3
The total par value of outstanding consolidated obligations of the 11 FHLBanks was $1,025.9 billion, $1,031.6 billion, $1,034.2 billion, $989.3 billion, and $905.2 billion at December 31, 2019, 2018, 2017, 2016, and 2015.

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

6
Other income (loss) includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, net gains (losses) on the extinguishment of debt, and gains on litigation settlements, net. During 2017, 2016, and 2015, other income (loss) was impacted by net gains on litigation settlements. We did not record any litigation settlements during 2019 or 2018.

7	Other expense includes, among other things, compensation and benefits, professional fees, contractual services, and merger related expenses.

8	Amounts used to calculate selected financial ratios are based on numbers in actuals. Accordingly, recalculations using numbers in millions may not produce the same results.

9	Represents annualized yield on total interest-earning assets minus annualized cost of total interest-bearing liabilities.

10	Represents net interest income expressed as a percentage of average interest-earning assets.

11
Represents dividends declared and paid in the stated period expressed as a percentage of net income in the stated period. Amount excludes cash dividends paid on mandatorily redeemable capital stock. For financial reporting purposes, these dividends were recorded as interest expense on our Statements of Income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis (MD&A) is designed to provide information that will help the reader develop a better understanding of our financial statements, changes in our financial statements from year to year, and the primary factors driving those changes. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the years ended December 31, 2019 and December 31, 2018. Discussion of 2017 items and the year-over-year comparison of changes in our financial condition and results of operations as of and for the years ended December 31, 2018 and December 31, 2017 can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 15, 2019. Our MD&A is organized as follows:

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

EXECUTIVE OVERVIEW

Our Bank is a member-owned cooperative serving shareholder members in our district. Our mission is to be a reliable provider of funding, liquidity, and services for our members so they can meet the housing, business, and economic development needs of the communities they serve. We strive to achieve our mission within an operating model that balances the trade-off between attractively priced products, reasonable returns on capital stock, maintaining an adequate level of capital to meet regulatory capital requirements, and maintaining adequate retained earnings to preserve the par value of member-owned capital stock. Our members include commercial banks, savings institutions, credit unions, insurance companies, and CDFIs.

Financial Results

In 2019, we reported net income of $384 million compared to $460 million in 2018. The decrease in our net income, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was primarily driven by a decrease in net interest income and an increase in other expense.

Net interest income totaled $576 million in 2019 compared to $635 million in 2018. Our net interest margin was 0.42 percent during 2019 and 0.43 percent during 2018. The $59 million decline in net interest income was primarily due to lower average advance volumes and a decrease in net interest margin. The decrease in net interest margin was primarily attributable to lower asset-liability spreads.

During both 2019 and 2018, we recorded other income of $20 million. Other income was primarily impacted by net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities.

Other expense totaled $168 million for 2019 compared to $142 million for 2018. The $26 million increase in other expense was primarily due to an increase in professional fees in 2019.

Our total assets decreased to $129.6 billion at December 31, 2019, from $146.5 billion at December 31, 2018 driven by a decrease in advances, partially offset by an increase in investments. Advances at December 31, 2019 decreased by $26.0 billion from advances at December 31, 2018 due primarily to a decrease in borrowings by Wells Fargo Bank, N.A. Investments increased $6.7 billion from December 31, 2018 due primarily to an increase in money market investments as a result of increased liquidity holdings at December 31, 2019.

Our total liabilities decreased to $122.9 billion at December 31, 2019, from $139.0 billion at December 31, 2018 driven by a decrease in the amount of consolidated obligations needed to fund our assets.

Total capital decreased to $6.7 billion at December 31, 2019, from $7.5 billion at December 31, 2018, primarily due to a decrease in capital stock resulting from a decline in member activity. In addition, retained earnings increased due to net income, partially offset by dividends paid. Our regulatory capital ratio increased to 5.31 percent at December 31, 2019, from 5.27 percent at December 31, 2018, and was above the required regulatory minimum at each period end. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings.

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

As indicated in the tables that follow, our adjusted net interest income and adjusted net income decreased during 2019 when compared to 2018. The decline was driven by lower adjusted net interest income due primarily to lower average advance volumes and a decrease in net interest margin as previously noted.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Years Ended December 31,
	2019	2018
GAAP net interest income	$576	$635
Exclude:
Prepayment fees on advances, net[1]	10	8
Prepayment fees on investments, net[2]	6	12
Mandatorily redeemable capital stock interest expense	(12)	(18)
Market value adjustments on fair value hedges[3]	5	—
Total adjustments	9	2
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(1)	(3)
Adjusted net interest income	$566	$630
Adjusted net interest margin	0.41%	0.42%

1	Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

3
Effective January 1, 2019, gains (losses) on derivatives and hedged items in qualifying hedging relationships are reported in net interest income. Prior to January 1, 2019, gains (losses) on derivatives and hedged items in qualifying hedging relationships were reported in other income (loss). Amounts for 2019 do not include the amortization of the financing element of off-market derivatives.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Years Ended December 31,
	2019	2018
GAAP net income before assessments	$428	$513
Exclude:
Prepayment fees on advances, net[1]	10	8
Prepayment fees on investments, net[2]	6	12
Mandatorily redeemable capital stock interest expense	(12)	(18)
Market value adjustments on fair value hedges[3]	5	—
Net gains (losses) on trading securities	28	(15)
Net gains (losses) on derivatives and hedging activities	(35)	19
Include:
Net interest expense on economic hedges	(1)	(3)
Adjusted net income before assessments	425	504
Adjusted AHP Assessments[4]	43	50
Adjusted net income	$382	$454

1	Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

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

Replacement of the LIBOR Benchmark Interest Rate

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that after 2021 it will no longer compel banks to submit rates for the calculation of LIBOR. In response, the Federal Reserve Board and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee to identify a set of alternative reference interest rates for possible use as market benchmarks. This committee has proposed SOFR as its recommended alternative to U.S. dollar LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in the second quarter of 2018. SOFR is based on a broad segment of the overnight Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities.

On September 27, 2019, the Finance Agency issued a Supervisory Letter to all FHLBanks providing LIBOR transition guidance. The Supervisory Letter stated that by March 31, 2020, the FHLBanks should no longer enter into new financial assets, liabilities, and derivatives that reference LIBOR and mature after December 31, 2021 for all product types other than investments. For investments, the Supervisory Letter indicated the FHLBanks, by December 31, 2019, should stop purchasing investments that reference LIBOR and mature after December 31, 2021. We did not purchase any LIBOR-indexed investments during 2019. For additional information on the Finance Agency’s supervisory letter, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”

As noted throughout this report, many of our advances, investments, consolidated obligation bonds, derivatives, and related collateral are indexed to LIBOR. Some of these assets and liabilities and related collateral have maturity dates that extend beyond 2021. We are preparing for a transition away from LIBOR as a benchmark interest rate and plan to utilize SOFR as the dominant replacement on an ongoing basis. We have developed a transition plan that will change with market developments and member needs and addresses considerations such as LIBOR exposure, member products, fallback language, which provides for contractual alternatives to the use of LIBOR when LIBOR cannot be determined based on the method provided in the agreement, operational preparedness, and balance sheet management.

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
Market activity in SOFR-indexed financial instruments continues to increase and we continue to offer SOFR-indexed advances and issue SOFR-indexed debt. While we have reduced our use of derivatives, we continue to execute LIBOR-indexed derivatives to manage interest-rate risk and to monitor market wide efforts to address fallback language related to LIBOR-linked derivative transactions. In 2020, we began utilizing the Federal Funds Overnight Index Swap (OIS) rate as an interest-rate hedge strategy for certain financial instruments as an alternative to using LIBOR when entering into new derivative transactions.
The following table summarizes our variable rate advances, investments, consolidated obligation bonds and derivatives by interest-rate index at December 31, 2019 (in millions):

	LIBOR	SOFR	Other	Total
Advances, principal amount	$22,919	$500	$17,605	$41,024
Investment securities
Non-mortgage-backed securities, principal amount	2,120	—	—	2,120
Mortgage-backed securities, principal amount	9,345	—	1	9,346
Total investment securities	11,465	—	1	11,466
Consolidated obligation bonds, principal amount	48,970	3,967	—	52,937
Total variable rate financial instruments amount	$83,354	$4,467	$17,606	$105,427

Derivatives
Pay leg, notional amount	17,473	—	—	17,473
Receive leg, notional amount	21,249	—	—	21,249

The following table presents our exposure to LIBOR-indexed advances, investments, consolidated obligation bonds and derivatives at December 31, 2019 (in millions):

	Due in 2020	Due in 2021	Thereafter	Total
Assets Indexed to LIBOR
Advances, principal amount by redemption term	$10,445	$11,886	$588	$22,919
Investment securities, by contractual maturity[1]
Non-mortgage-backed securities, principal amount	8	—	2,112	2,120
Mortgage-backed securities, principal amount	—	12	9,333	9,345
Derivatives, receive leg
Cleared, notional amount	3,425	2,763	9,445	15,633
Uncleared, notional amount	157	514	4,945	5,616
Total Principal/Notional Amount	$14,035	$15,175	$26,423	$55,633

Liabilities Indexed to LIBOR
Consolidated obligation bonds, principal amount by contractual maturity	$44,780	$4,190	$—	$48,970
Derivatives, pay leg
Cleared, notional amount	6,882	8,837	1,004	16,723
Uncleared, notional amount	179	168	403	750
Total Principal/Notional Amount	$51,841	$13,195	$1,407	$66,443

1
MBS are presented by contractual maturity, however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

For a summary of our risks on the replacement of the LIBOR benchmark interest rate, refer to “Item 1A. Risk Factors.”

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Economic and market data received prior to the FOMC meeting in December of 2019 indicated that the labor market remained strong and economic activity had been rising at a moderate rate. Job gains have been solid, on average, in recent months, and the unemployment rate has remained low. Household spending has been rising at a strong pace, while business fixed investment and exports remain weak. Overall inflation, and inflation for items other than food and energy, are running below the FOMC’s target of two percent. Market-based measures of inflation compensation remain low, and survey-based measures of longer-term inflation expectations are little changed.

In its December 11, 2019 statement, the FOMC stated it continues to seek to foster maximum employment and price stability. The FOMC judges that the current stance of monetary policy is appropriate to support sustained expansion of economic activity, strong labor market conditions, and inflation near the FOMC’s two percent objective.

On March 3, 2020, the FOMC lowered the target range of the federal funds rate by 50 basis points in response to concerns related to risks the coronavirus poses to economic activity. It continues to describe the fundamentals of the U.S. economy as strong, and will closely monitor developments and their implications for the economic outlook.

Mortgage Markets

The housing market improved with stronger sales during the second half of 2019 while home prices continued to appreciate nationwide. Mortgage rates decreased on average in 2019, resulting in an increase in refinance activity versus purchase activity and an improvement in housing affordability.

Interest Rates

The following table shows information on key market interest rates1:

	Fourth Quarter 2019 3-Month Average	Fourth Quarter 2018 3-Month Average	2019 12-Month Average	2018 12-Month Average	2019 Ending Rate	2018 Ending Rate
Federal funds	1.65%	2.22%	2.16%	1.83%	1.55%	2.40%
Three-month LIBOR	1.93	2.63	2.33	2.31	1.91	2.81
SOFR	1.67	2.25	2.21	N/A2	1.55	3.00
2-year U.S. Treasury	1.59	2.80	1.97	2.52	1.57	2.49
10-year U.S. Treasury	1.79	3.04	2.14	2.91	1.92	2.69
30-year residential mortgage note	3.70	4.79	3.94	4.54	3.74	4.55

1	Source: Bloomberg.

2	The Federal Reserve Bank of New York began publishing the SOFR rate on April 2, 2018. As a result, the 12-month average for 2018 is not available.

In its December 11, 2019 statement, the FOMC decided to maintain the target range for the Federal funds rate at 1.50 to 1.75 percent. In determining the timing and size of future adjustments to the target range for the Federal funds rate, the FOMC will assess realized and expected economic conditions relative to its objectives of maximum employment and its two percent inflation rate. The assessment will take into account measures of labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments.

The 10-year U.S. Treasury yields and mortgage rates were lower on average during 2019 when compared to 2018. Interest rates decreased as the FOMC lowered their target range for the Federal funds rate three times throughout 2019.

The global concerns related to the coronavirus spread and potential impact on economic activity have led to lower interest rates to start 2020. The FOMC reduced its target range by 50 basis points on March 3, 2020, and the 10-year U.S. Treasury yields have declined to historically low levels.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Fourth Quarter 2019 3-Month Average	Fourth Quarter 2018 3-Month Average	2019 12-Month Average	2018 12-Month Average	2019 Ending Spread	2018 Ending Spread
3-month	(30.5)	(25.4)	(21.1)	(32.1)	(32.7)	(33.2)
2-year	0.9	(9.3)	(0.3)	(13.4)	(7.4)	(8.9)
5-year	11.1	3.5	9.7	(0.3)	2.4	11.8
10-year	32.4	33.3	38.3	30.5	28.7	45.4

1	Source: The Office of Finance.

The following table reflects our funding spreads to U.S. Treasuries (basis points)1:

	Fourth Quarter 2019 3-Month Average	Fourth Quarter 2018 3-Month Average	2019 12-Month Average	2018 12-Month Average	2019 Ending Spread	2018 Ending Spread
3-month	4.7	5.6	5.0	5.0	5.1	12.9
2-year	4.1	6.9	5.4	7.2	3.6	6.5
5-year	8.7	15.6	10.1	11.2	5.2	17.5
10-year	25.1	38.8	34.0	35.1	26.0	48.0

1	Source: The Office of Finance.

As a result of our credit quality and GSE status, we generally have ready access to funding at relatively competitive interest rates. During 2019, our funding spreads to LIBOR deteriorated on average when compared to the prior year, but remained steady relative to U.S. Treasuries, on average. Long-term funding spreads improved when compared to December 31, 2018, LIBOR spreads, and all funding maturities improved when compared to U.S. Treasuries at December 31, 2018. During 2019, we utilized term fixed and floating rate, callable, and step-up consolidated obligation bonds in addition to consolidated obligation discount notes in an effort to capture attractive funding, match the repricing structures on floating rate assets, and meet our liquidity requirements.

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the years ended December 31, 2019 and 2018 (dollars in millions). See further discussion of these items in the sections that follow.

			2019 vs. 2018
	2019	2018	$ Change	% Change
Net interest income	$576	$635	$(59)	(9)%
Other income (loss)	20	20	—	—
Other expense	168	142	26	18
AHP assessments	44	53	(9)	(17)
Net income	$384	$460	$(76)	(17)%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Years Ended December 31,
	2019[1]			2018[1]			2017[1]
	Average Balance[2]	Yield/Cost	Interest Income/ Expense	Average Balance[2]	Yield/Cost	Interest Income/ Expense	Average Balance[2]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$228	1.37%	$3	$125	0.97%	$1	$246	0.78%	$2
Securities purchased under agreements to resell	8,253	2.17	179	3,921	1.87	73	4,703	0.89	42
Federal funds sold	7,545	2.13	161	5,838	1.84	107	7,052	1.03	72
Mortgage-backed securities[3,4]	15,792	2.80	442	17,448	2.51	439	19,924	1.67	333
Other investments[3,4,5]	5,688	3.03	172	6,325	2.89	183	8,485	1.87	159
Advances[4]	92,866	2.65	2,466	106,294	2.30	2,443	119,234	1.33	1,589
Mortgage loans[6]	8,465	3.36	285	7,364	3.42	252	6,965	3.38	236
Loans to other FHLBanks	3	2.37	—	4	1.60	—	2	0.73	—
Total interest-earning assets	138,840	2.67	3,708	147,319	2.37	3,498	166,611	1.46	2,433
Non-interest-earning assets	967	—	—	1,183	—	—	1,105	—	—
Total assets	$139,807	2.65%	$3,708	$148,502	2.36%	$3,498	$167,716	1.45%	$2,433
Interest-bearing liabilities
Deposits	$986	1.47%	$14	$929	1.48%	$14	$938	0.59%	$6
Consolidated obligations
Discount notes	35,527	2.30	817	38,986	1.89	736	61,953	0.84	521
Bonds[4]	94,803	2.41	2,289	99,676	2.10	2,095	95,808	1.29	1,239
Other interest-bearing liabilities[7]	224	5.45	12	342	5.41	18	475	3.57	17
Total interest-bearing liabilities	131,540	2.38	3,132	139,933	2.05	2,863	159,174	1.12	1,783
Non-interest-bearing liabilities	1,141	—	—	1,168	—	—	1,147	—	—
Total liabilities	132,681	2.36	3,132	141,101	2.03	2,863	160,321	1.11	1,783
Capital	7,126	—	—	7,401	—	—	7,395	—	—
Total liabilities and capital	$139,807	2.24%	$3,132	$148,502	1.93%	$2,863	$167,716	1.06%	$1,783
Net interest income and spread[8]		0.29%	$576		0.32%	$635		0.34%	$650
Net interest margin[9]		0.42%			0.43%			0.39%
Average interest-earning assets to interest-bearing liabilities		105.55%			105.28%			104.67%

1
For 2019, interest income and expense amounts reported for advances, mortgage-backed securities (MBS), other investments, and consolidated obligation bonds include gains (losses) on hedged items and derivatives in qualifying hedge relationships. Prior period amounts do not conform to new hedge accounting guidance adopted on January 1, 2019.

2	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

3	The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

4	Average balances reflect the impact of fair value hedging adjustments.

5
Other investments primarily include other U.S. obligations, GSE and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and Private Export Funding Corporation (PEFCO) bonds.

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists of mandatorily redeemable capital stock and borrowings from other FHLBanks.

8	Represents annualized yield on total interest-earning assets minus annualized cost of total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

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

	2019 vs. 2018			2018 vs. 2017
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$1	$1	$2	$(1)	$—	(1)
Securities purchased under agreements to resell	93	13	106	(8)	39	31
Federal funds sold	35	19	54	(14)	49	35
Mortgage-backed securities	(44)	47	3	(45)	151	106
Other investments	(19)	8	(11)	(47)	71	24
Advances	(327)	350	23	(189)	1,043	854
Mortgage loans	37	(4)	33	13	3	16
Total interest income	(224)	434	210	(291)	1,356	1,065
Interest expense
Deposits	—	—	—	—	8	8
Consolidated obligations
Discount notes	(69)	150	81	(248)	463	215
Bonds	(105)	299	194	52	804	856
Other interest-bearing liabilities	(6)	—	(6)	(6)	7	1
Total interest expense	(180)	449	269	(202)	1,282	1,080
Net interest income	$(44)	$(15)	$(59)	$(89)	$74	$(15)

NET INTEREST SPREAD

Net interest spread equals the annualized yield on total interest-earning assets minus the annualized cost of total interest-bearing liabilities. During 2019, our net interest spread was 0.29 percent compared to 0.32 percent and 0.34 percent for the same periods in 2018 and 2017. Our net interest spread during 2019 and 2018 was primarily impacted by higher costs on total interest-bearing liabilities, partially offset by higher yields on total interest-earning assets. The primary components of our interest income and interest expense are discussed below.

NET INTEREST MARGIN

Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. During 2019, our net interest margin was 0.42 percent compared to 0.43 percent and 0.39 percent for the same periods in 2018 and 2017. The decrease in net interest margin during 2019 when compared to 2018 was primarily attributable to lower asset-liability spreads. The increase in net interest margin during 2018 when compared to 2017 was attributable to the higher interest rate environment offset in part by lower asset-liability spreads due to increased costs on our interest-bearing liabilities.

Advances

Interest income on advances increased during 2019 when compared to 2018, due primarily to the higher interest rate environment on average, partially offset by lower average advance balances as a result of a decline in advances from Wells Fargo Bank, N.A. and captive insurance company members. Interest income on advances increased during 2018 when compared to 2017, due primarily to the higher interest rate environment, partially offset by lower average advance balances.

Investments

Interest income on investments increased during 2019 when compared to 2018 due primarily to higher average money market investment balances as a result of increased liquidity during 2019 and the higher interest rate environment on average. This increase was partially offset by lower average MBS and other investment balances. Interest income on investments increased during 2018 when compared to 2017 due primarily to the higher interest rate environment, partially offset by lower average balances of all investments types.

Bonds

Interest expense on bonds increased during 2019 when compared to 2018 due primarily to the higher interest rate environment on average, offset in part by lower average bond balances driven by a reduction in total assets. Interest expense on bonds increased during 2018 when compared to 2017 due primarily to the higher interest rate environment and higher average bond balances.

Discount Notes

Interest expense on discount notes increased during 2019 when compared to 2018 primarily due to the higher interest rate environment on average, partially offset by lower average discount note balances driven by a reduction in total assets. Interest expense on discount notes increased during 2018 when compared to 2017 primarily due to the higher interest rate environment, partially offset by lower average discount note balances. The decrease in average discount note balances was primarily due to our use of bonds in place of discount notes in response to changes in our advance products outstanding and to manage the difference between our asset and liability maturities.

Other Income (Loss)

The following table summarizes the components of other income (loss) (dollars in millions):

	For the Years Ended
	December 31,
	2019	2018
Net gains (losses) on trading securities	$28	$(15)
Net gains (losses) on derivatives and hedging activities	(35)	19
Other, net	27	16
Total other income (loss)	$20	$20

During both 2019 and 2018, we recorded other income of $20 million. Other income (loss) was impacted by net gains (losses) on derivatives and hedging activities, net gains (losses) on trading securities, and other, net as described below.

During 2019, we recorded net losses of $35 million on our derivatives and hedging activities compared to net gains of $19 million in 2018. The fair value changes were primarily driven by changes in interest rates which impacted the fair value of interest rate swaps used to economically hedge our investment securities portfolio. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

During 2019, we recorded net gains on trading securities of $28 million compared to net losses of $15 million in 2018. These changes in fair value were primarily due to the impact of changes in interest rates and credit spreads on our fixed rate trading securities. Trading securities are recorded at fair value with changes in fair value reflected through other income (loss).

During 2019, we recorded other income, net of $27 million compared to $16 million for the same period in 2018. The increase in 2019 was primarily driven by an increase in the market value of our Benefit Equalization defined benefit plan during 2019 and a loss on the disposition of fixed assets during the prior year.

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2019
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(7)	$(5)	$(1)	$(3)	$(16)
Net gains (losses) on fair value hedges[2]	6	6	—	(3)	9
Net interest settlements on derivatives[3]	54	(10)	—	(163)	(119)
Total impact to net interest income	53	(9)	(1)	(169)	(126)
Other income (loss):
Net gains (losses) on economic hedges[4]	—	(35)	—	—	(35)
Net gains (losses) on trading securities[5]	—	28	—	—	28
Total impact to other income (loss)	—	(7)	—	—	(7)
Total net effect of hedging activities[6]	$53	$(16)	$(1)	$(169)	$(133)

1	Represents the amortization/accretion of basis adjustments on closed hedge relationships.

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

3	Represents the interest component on derivatives that qualify for fair value hedge accounting.

4	Represents amounts recorded in “Net gains (losses) on derivatives and hedging activities” on the Statements of Income.

5
Represents the net gains (losses) on those trading securities in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

6	The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2018
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$8	$11	$(1)	$(9)	$—	$9
Net interest settlements on derivatives[2]	46	(29)	—	(210)	—	(193)
Total impact to net interest income	54	(18)	(1)	(219)	—	(184)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Net gains (losses) on fair value hedges	—	1	—	2	—	3
Net gains (losses) on economic hedges	—	13	—	—	—	13
Price alignment amount on derivatives[3]	—	—	—	—	3	3
Total net gains (losses) on derivatives and hedging activities	—	14	—	2	3	19
Net gains (losses) on trading securities[4]	—	(15)	—	—	—	(15)
Total impact to other income (loss)	—	(1)	—	2	3	4
Total net effect of hedging activities[5]	$54	$(19)	$(1)	$(217)	$3	$(180)

1	Represents the amortization/accretion of basis adjustments on closed hedge relationships and the amortization of the financing element of off-market derivatives.

2	Represents the interest component on derivatives that qualify for fair value hedge accounting.

3	This amount represents interest on variation margin which is a component of the derivative fair value for cleared transactions.

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

NET INTEREST SETTLEMENTS

Net interest settlements represent the interest component on derivatives. These amounts vary from period to period depending on our hedging activities and interest rates and are partially offset by the interest component on the related hedged item within net interest income. The hedging activity tables do not include the impact of the interest component on the related hedged item.

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

NET GAINS (LOSSES) ON ECONOMIC HEDGES

We utilize economic derivatives to manage certain risks on our Statements of Condition. Gains and losses on economic derivatives are driven by changes in interest rates and volatility and include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. The following discussion highlights key items impacting gains and losses on economic investment derivatives.

Investments

We utilize interest rate swaps to economically hedge a portion of our trading securities against changes in fair value. Gains and losses on these economic derivatives are due primarily to changes in interest rates. Gains and losses on our trading securities are due primarily to changes in interest rates and credit spreads.

The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Years Ended
	December 31,
	2019	2018
Gains (losses) on interest rate swaps economically hedging our investments	$(34)	$16
Interest settlements	(1)	(3)
Net gains (losses) on investment derivatives	(35)	13
Net gains (losses) on related trading securities	28	(15)
Net gains (losses) on economic investment hedge relationships	$(7)	$(2)

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Years Ended
	December 31,
	2019	2018
Compensation and benefits	$65	$62
Contractual services	16	12
Professional fees	33	19
Other operating expenses	31	26
Total operating expenses	145	119
Federal Housing Finance Agency	10	9
Office of Finance	7	7
Other, net	6	7
Total other expense	$168	$142

Other expense increased $26 million during 2019 when compared to 2018. The increase was driven primarily by an increase in professional fees. The increase in professional fees was the result of hiring external resources to assist with multiple ongoing technology and operational initiatives.

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

We accrue the AHP assessment on a monthly basis and reduce our AHP liability as program funds are distributed. We recorded AHP assessments of $44 million for 2019 compared to $53 million for 2018. The decrease in AHP assessments was due to a decrease in net income.

STATEMENTS OF CONDITION

Financial Highlights

Our total assets decreased to $129.6 billion at December 31, 2019, from $146.5 billion at December 31, 2018. Our total liabilities decreased to $122.9 billion at December 31, 2019, from $139.0 billion at December 31, 2018. Total capital decreased to $6.7 billion at December 31, 2019, from $7.5 billion at December 31, 2018. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash and Due from Banks

At December 31, 2019, our total cash balance was $1.0 billion compared to $0.1 billion at December 31, 2018. Our cash balance is influenced by our liquidity needs, member advance activity, market conditions, and the availability of attractive investment opportunities.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	December 31,
	2019	2018
Commercial banks	$47,835	$75,561
Savings institutions	1,376	1,318
Credit unions	5,976	5,801
Non-captive insurance companies	20,821	18,604
Captive insurance companies	3,798	4,453
Community development financial institutions	14	4
Total member advances	79,820	105,741
Housing associates	100	58
Non-member borrowers	265	614
Total par value	$80,185	$106,413

Our total advance par value decreased $26.2 billion or 25 percent at December 31, 2019, when compared to December 31, 2018. The decrease was primarily due to a decrease in borrowings by Wells Fargo Bank, N.A.

As a result of the final rule on membership issued by the Finance Agency effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance company members ineligible for FHLBank membership. Captive insurance company members that were admitted as members prior to September 12, 2014, will have their memberships terminated no later than February 19, 2021. The magnitude of the impact of the final rule will depend, in part, on our size and profitability at the time of membership termination or maturity of the related advances. As of December 31, 2019, we had six captive insurance company members with advances outstanding of $3.8 billion, which represented five percent of our total advances outstanding. One captive insurance company member was included in our five largest member borrowers at December 31, 2019, as shown in the top five member borrowers table within this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances.”

The following table summarizes our advances by product type (dollars in millions):

	December 31, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Variable rate	$41,024	51	$66,561	62
Fixed rate	37,007	46	38,039	36
Amortizing	2,154	3	1,813	2
Total par value	80,185	100	106,413	100
Premiums	25		38
Discounts	(6)		(8)
Fair value hedging adjustments	156		(120)
Total advances	$80,360		$106,323
Fair value hedging adjustments changed $276 million at December 31, 2019, when compared to December 31, 2018 due to the impact of interest rates on our cumulative fair value adjustments on advances in hedge relationships.

INTEREST RATE PAYMENT TERMS

The following table summarizes advances by interest rate payment and redemption terms (dollars in millions):

	December 31,
	2019	2018
Fixed rate
Due in one year or less	$18,422	$23,716
Due after one year	20,739	16,136
Total fixed rate	39,161	39,852
Variable rate
Due in one year or less	17,010	26,847
Due after one year	24,014	39,714
Total variable rate	41,024	66,561
Total par value	$80,185	$106,413

At December 31, 2019 and 2018, 31 and 33 percent of our advances were variable rate callable advances. Callable advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Interest rates on our variable rate callable advances reset at each call date to be consistent with either the underlying index or our current offering rate in line with our underlying cost of funds. In addition, we retain the flexibility to adjust the spread relative to our cost of funds for a material percentage of these variable rate advances on each reset date. We generally fund our variable rate callable advances with either discount notes or short-term floating rate debt. For additional discussion on our funding strategies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

At December 31, 2019 and 2018, advances outstanding to our five largest member borrowers totaled $39.3 billion and $64.2 billion, representing 49 percent and 60 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at December 31, 2019 (dollars in millions):

	Amount	% of Total Advances
Wells Fargo Bank, N.A.	$25,450	32
Principal Life Insurance Company	4,000	5
TCF National Bank	3,950	5
Truman Insurance Company[1]	3,588	4
Midland National Life Insurance Company[2]	2,273	3
Total par value	$39,261	49

1	Represents a captive insurance company member whose membership will terminate no later than February 19, 2021, in accordance with the Finance Agency’s final rule on membership.

2	Excludes $1.3 billion of advances with North American Company for Life and Health Insurance, an affiliate of Midland National Life Insurance Company.

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

The FHLBank Act requires that we obtain sufficient collateral on advances to protect against losses. We have never experienced a credit loss on an advance to a member or eligible housing associate. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no probable credit losses on our advances as of December 31, 2019 and 2018. Accordingly, we have not recorded any allowance for credit losses on our advances. See additional discussion regarding our collateral requirements in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	December 31,
	2019	2018
Fixed rate conventional loans	$8,712	$7,231
Fixed rate government-insured loans	496	503
Total unpaid principal balance	9,208	7,734
Premiums	125	105
Discounts	(4)	(5)
Basis adjustments from mortgage loan purchase commitments	6	2
Total mortgage loans held for portfolio	9,335	7,836
Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$9,334	$7,835

Our total mortgage loans increased $1.5 billion or 19 percent at December 31, 2019, when compared to December 31, 2018 due to loan purchases exceeding principal paydowns. Loan purchases increased due to the addition of new PFIs and higher refinance activity driven by lower rates.

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

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	December 31, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	13,950	36	4,700	15
Federal funds sold	4,605	12	4,150	13
Total short-term investments	18,556	48	8,851	28
Long-term investments[2]
Mortgage-backed securities
GSE single-family	2,401	6	2,988	9
GSE multifamily	8,134	21	9,444	30
U.S. obligations single-family[3]	4,064	11	4,492	14
U.S. obligations commercial[3]	1	—	1	—
Private-label residential	7	—	10	—
Total mortgage-backed securities	14,607	38	16,935	53
Non-mortgage-backed securities
Other U.S. obligations[3]	2,277	6	2,761	9
GSE and Tennessee Valley Authority obligations	1,504	4	1,484	5
State or local housing agency obligations	977	3	1,205	4
Other	544	1	541	1
Total non-mortgage-backed securities	5,302	14	5,991	19
Total long-term investments	19,909	52	22,926	72
Total investments	$38,465	100	$31,777	100

1	Short-term investments have original maturities equal to or less than one year.

2	Long-term investments have original maturities of greater than one year.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

INTEREST RATE PAYMENT TERMS

The following tables summarize the interest rate payment terms of investment securities (dollars in millions):

	December 31,
	2019	2018
Trading securities at fair value
Fixed rate	$888	$915
Total trading securities	$888	$915

AFS at amortized cost
Fixed rate	$6,608	$7,161
Variable rate	9,995	11,771
Total AFS	$16,603	$18,932

HTM at amortized cost
Fixed rate	$900	$1,034
Variable rate	1,470	1,958
Total HTM	$2,370	$2,992

Our investments increased $6.7 billion or 21 percent at December 31, 2019, when compared to December 31, 2018. The increase was due primarily to an increase in money market investments as a result of increased liquidity holdings at December 31, 2019.

The Finance Agency limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. At December 31, 2019, our ratio of MBS to regulatory capital was 2.12 compared to 2.19 at December 31, 2018.

We evaluate AFS and HTM securities in an unrealized loss position for other-than-temporary impairment (OTTI) on at least a quarterly basis. As part of our OTTI evaluation, we consider our intent to sell each debt security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we will recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, we perform analyses to determine if any of these securities are other-than-temporarily impaired. At December 31, 2019 and 2018, we did not consider any of our securities to be other-than-temporarily impaired. Refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Other-Than-Temporary Impairment” for additional information on our OTTI analysis performed at December 31, 2019.

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At December 31, 2019 and 2018, the carrying value of consolidated obligations for which we are primarily liable totaled $121.1 billion and $136.7 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	December 31,
	2019	2018
Par value	$29,592	$43,052
Discounts and concession fees[1]	(61)	(173)
Total	$29,531	$42,879

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes decreased $13.3 billion or 31 percent at December 31, 2019, when compared to December 31, 2018. We decreased our usage of discount notes as we experienced a reduction in total assets, primarily due to a decline in advance balances.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	December 31,
	2019	2018
Total par value	$91,373	$94,024
Premiums	217	152
Discounts and concession fees[1]	(38)	(48)
Fair value hedging adjustments	1	(356)
Total bonds	$91,553	$93,772

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds decreased $2.2 billion or two percent at December 31, 2019, when compared to December 31, 2018. The decrease was driven by a reduction in total assets. During 2019, as a result of increased liquidity holdings and market conditions, we continued our usage of short-term floating rate consolidated obligation bonds relative to discount notes. Fair value hedging adjustments changed $357 million at December 31, 2019 when compared to December 31, 2018, due to the impact of interest rates on our cumulative fair value adjustments on bonds in hedge relationships.

INTEREST RATE PAYMENT TERMS

The following table summarizes our bonds by interest rate payment terms (dollars in millions):

	December 31,
	2019	2018
Fixed rate	$38,316	$39,849
Simple variable rate	52,937	53,630
Step-up	120	420
Step-down	—	125
Total par value	$91,373	$94,024

For additional information on our bonds, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Capital

The following table summarizes information on our capital (dollars in millions):

	December 31,
	2019	2018
Capital stock	$4,517	$5,414
Retained earnings	2,165	2,050
Accumulated other comprehensive income (loss)	44	84
Total capital	$6,726	$7,548

Our capital decreased $0.8 billion or 11 percent at December 31, 2019, when compared to December 31, 2018. The decrease was primarily due to a decrease in capital stock resulting from a decline in member activity. In addition, retained earnings increased due to net income, partially offset by dividends paid. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for additional information on our capital.

Derivatives

We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	December 31,
	2019	2018
Interest rate swaps
Noncallable	$37,017	$46,671
Callable by counterparty	1,495	1,773
Callable by the Bank	210	193
Total interest rate swaps	38,722	48,637
Forward settlement agreements (TBAs)	122	98
Mortgage loan purchase commitments	127	101
Total notional amount	$38,971	$48,836

The notional amount of our derivative contracts decreased at December 31, 2019, when compared to December 31, 2018. We have reduced our use of derivatives while we prepare to move to an alternative benchmark rate other than LIBOR as part of our LIBOR transition plan. In addition, during 2019, we reduced our use of swapped consolidated obligation bonds in response to market conditions which favored issuance of LIBOR and SOFR-based floating rate debt. For additional discussion regarding our use of derivatives, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During 2019, proceeds from the issuance of bonds and discount notes were $66.7 billion and $121.2 billion compared to $46.8 billion and $161.9 billion in 2018. We continued to issue term fixed and floating rate, callable, and step-up rate consolidated obligation bonds as well as shorter-term discount notes in an effort to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of February 29, 2020, our consolidated obligations were rated AA+/A-1+ by Standard and Poor’s and Aaa/P-1 by Moody’s and both ratings had a stable outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors.”

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At December 31, 2019 and 2018, the total par value of outstanding consolidated obligations for which we are primarily liable was $121.0 billion and $137.1 billion. At December 31, 2019 and 2018, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was $904.9 billion and $894.5 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of February 29, 2020, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During 2019, repayments of consolidated obligations totaled $203.7 billion compared to $207.8 billion in 2018. A portion of these payments were due to the call of certain bonds in an effort to better match our projected asset cash flows. During 2019, we called bonds with a total par value of $1.2 billion. We did not call any bonds during 2018.

During 2019, advance disbursements totaled $264.6 billion compared to $305.2 billion in 2018. Advance disbursements will vary from period to period depending on member needs. During 2019, investment purchases (excluding overnight investments) totaled $147.2 billion compared to $98.7 billion in 2018. Investment purchases during each period were primarily driven by the purchase of money market investments, including secured resale agreements, in an effort to manage our liquidity position.

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

LIQUIDITY REQUIREMENTS

Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2019	2018
Unencumbered marketable assets maturing within one year	$19.8	$9.1
Advances maturing in seven days or less	3.4	3.2
Unencumbered assets available for repurchase agreement borrowings	17.4	20.4
Total contingent liquidity	40.6	32.7
Liquidity needs for five calendar days	9.3	8.7
Excess contingent liquidity	$31.3	$24.0

Second, we are required to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2019	2018
Advances with maturities not exceeding five years	$76.6	$102.6
Deposits	1.1	1.1
Excess liquidity	$75.5	$101.5

Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2019	2018
Qualifying assets free of lien or pledge	$129.4	$146.4
Consolidated obligations outstanding	121.1	136.7
Excess liquidity	$8.3	$9.7
At December 31, 2019 and 2018, we were in compliance with all three of the Finance Agency liquidity requirements.

In addition to the liquidity measures previously discussed, during 2018, the Finance Agency finalized an Advisory Bulletin on FHLBank liquidity (the Liquidity Guidance AB) and other guidance which specifies the scenario required for measuring liquidity. Beginning at March 31, 2019, we began reporting only one scenario, “Base Case Scenario.” The Base Case Scenario assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including very large highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. We were required to hold a minimum of 20 days of liquidity at December 31, 2019. At December 31, 2019, we were in compliance with this liquidity guidance.
The Liquidity Guidance AB also specifies new guidance for appropriate funding gap limits to address the risks associated with a FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of our total assets. The Liquidity Guidance AB provides funding gap limits within the range of negative 10 percent to negative 20 percent for a three-month horizon and negative 25 percent to negative 35 percent for a one-year horizon. The Liquidity Guidance AB was set at a trailing three-month average of negative 15 percent for the three-month horizon and a trailing three-month average of negative 30 percent for the one-year horizon. At December 31, 2019 and December 31, 2018 we adhered to this liquidity guidance.
For 2018, the Finance Agency guidance required us to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. At December 31, 2018, we were in compliance with this liquidity guidance. For additional information on our previous liquidity requirements, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our 2018 Form 10-K.

Capital

CAPITAL REQUIREMENTS

We are subject to three regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock (including mandatorily redeemable capital stock), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all Class B capital stock (including mandatorily redeemable capital stock) and retained earnings. It does not include accumulated other comprehensive income (loss) (AOCI). Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At December 31, 2019 and December 31, 2018, we did not hold any nonpermanent capital. At December 31, 2019 and 2018, we were in compliance with all three of the Finance Agency’s regulatory capital requirements. Refer to “Item 8. Financial Statements and Supplementary Data — Note 15 — Capital” for additional information.

In addition to the requirements previously discussed, during 2019, the Finance Agency finalized an Advisory Bulletin on capital stock (the Capital Stock AB) which required each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets, effective February 2020. We do not expect the Capital Stock AB to have a material impact on our capital management practices, financial condition, and/or results of operations.

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

Because membership is voluntary, a member can provide a notice of withdrawal from membership at any time. If a member provides a notice of withdrawal from membership, we will not repurchase or redeem any membership stock until five years from the date of receipt of a notice of withdrawal. If a member that withdraws from membership owns any activity-based capital stock, we will redeem activity-based capital stock consistent with the level of activity outstanding.
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

Mandatorily Redeemable Capital Stock

We reclassify capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) when a member provides written notice of intention to withdraw from membership, becomes ineligible for continuing membership, or attains non-member status by merger or consolidation, charter termination, or other involuntary termination from membership.
For GAAP purposes, mandatorily redeemable capital stock is not included as a component of capital. For determining compliance with our regulatory capital requirements, the Finance Agency requires that such outstanding capital stock be considered capital. Dividends on mandatorily redeemable capital stock are classified as interest expense on the Statements of Income. For additional information on our mandatorily redeemable capital stock, refer to “Item 8. Financial Statements and Supplementary Data — Note 15 — Capital.”

Regulatory Capital Stock
The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	December 31,
	2019	2018
Commercial banks	$2,767	$3,829
Savings institutions	113	104
Credit unions	547	495
Non-captive insurance companies	914	775
Captive insurance companies	175	210
CDFIs	1	1
Total GAAP capital stock	4,517	5,414
Mandatorily redeemable capital stock	206	255
Total regulatory capital stock	$4,723	$5,669

The decrease in regulatory capital stock held at December 31, 2019 when compared to December 31, 2018 was primarily due to a decrease in capital stock resulting from a decrease in member activity.

RETAINED EARNINGS
Our risk management policies include a target level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve our targeted level of retained earnings. At December 31, 2019, our actual retained earnings exceeded our retained earnings target.
Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At December 31, 2019 and 2018, our restricted retained earnings account totaled $504 million and $427 million. One percent of our average balance of outstanding consolidated obligations for the three months ended September 30, 2019 was $1.3 billion.

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

Our current philosophy is to pay a membership capital stock dividend similar to a reference rate of interest, such as average-three month LIBOR over time, and an activity-based capital stock dividend, when possible, at a level above the membership capital stock dividend. Our dividend rates seek to strike a balance between providing reasonable returns to members while preserving our financial position, flexibility, and ability to serve as a long-term liquidity provider. Our actual dividend is determined quarterly by our Board of Directors, based on policies, regulatory requirements, actual performance, and other considerations that the Board determines to be appropriate.

The following table summarizes dividend-related information (dollars in millions):

	For the Years Ended
	December 31,
	2019	2018
Aggregate cash dividends paid[1]	$269	$249
Effective combined annualized dividend rate paid on capital stock[2]	5.23%	4.71%
Annualized dividend rate paid on membership capital stock	3.25%	2.69%
Annualized dividend rate paid on activity-based capital stock	5.75%	5.19%
Average three-month LIBOR	2.33%	2.31%

1
Includes aggregate cash dividends paid during the period. Amount excludes cash dividends paid on mandatorily redeemable capital stock. For financial reporting purposes, these dividends were recorded as interest expense on the Bank’s Statements of Income.

2	Effective combined annualized dividend rate is paid on total capital stock, including mandatorily redeemable capital stock.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect our reported results and disclosures. Certain of our accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others to our financial results. Given the assumptions and judgment used, we have identified fair value measurements and derivatives and hedging activities as critical to understanding our financial condition and results of operations.

We evaluate our critical accounting policies and estimates on an ongoing basis. While management believes our estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and differences could be material to the financial statements.

Fair Value Measurements

We record trading securities, AFS securities, derivative assets and liabilities, and certain other assets at fair value on our Statements of Condition on a recurring basis and on occasion, certain impaired mortgage loans held for portfolio on a non-recurring basis. Fair value is a market-based measurement and is defined as the price received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date under current market conditions. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, we are required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom we would transact in that market.

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
For prices obtained externally, we have control processes in place to ensure fair value measurements are appropriate and reliable. These processes include but are not limited to; challenging a price when it falls out of our tolerance parameters and identifying a stale price, significantly changed price, or other anomalies that may indicate that a price may not be accurate. In addition, on an annual basis, we conduct reviews of our pricing vendors to confirm and further augment our understanding of the vendors’ pricing processes, methodologies, and control procedures for investment securities. For internal pricing models, the underlying assumptions are based on management’s best estimates for discount rates, prepayments, market volatility, and other factors. The assumptions used in both external and internal pricing models could have a significant effect on the reported fair values of assets and liabilities, including the related income and expense. The use of different assumptions, as well as changes in market conditions, could result in materially different values.
We categorize our financial instruments carried at fair value into a three-level hierarchy. The hierarchy is based upon the transparency (observable or unobservable) of inputs used to value the asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. At December 31, 2019 and 2018, we did not carry any financial assets or liabilities, measured on a recurring basis, at fair value on our Statements of Condition based on unobservable inputs.

Refer to “Item 8. Financial Statements and Supplementary Data — Note 17 — Fair Value” for additional discussion on our fair value measurements.

Derivatives and Hedging Activities
All derivatives are recognized on the Statements of Condition at their fair values and reported as either derivative assets or derivative liabilities, net of cash collateral and accrued interest received from or pledged to clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts result in a receivable to the Bank, they are classified as a derivative asset and, if classified as a payable to the clearing agent or counterparty, they are classified as a derivative liability. Cash flows associated with derivatives are reflected as cash flows from operating activities on the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

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

•
an economic hedge to manage certain defined risks on the Bank’s Statements of Condition (economic hedge). These hedges are primarily used to: (i) manage mismatches between the coupon features of the Bank’s assets and liabilities, (ii) offset prepayment risk in certain assets, (iii) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted by accounting guidance, or (iv) to reduce exposure to reset risk.

FAIR VALUE HEDGES
If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the fair value hedging relationship and an expectation to be highly effective, they qualify for fair value hedge accounting. At the inception of each fair value hedge transaction, we formally document the hedge relationship and our risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item, the nature of the risk being hedged, and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value attributable to the hedged risk will be assessed. This process includes linking all derivatives that are designated as fair value hedges to assets and liabilities on the Statements of Condition and firm commitments.
Beginning January 1, 2019, we adopted new hedge accounting guidance, which impacted the presentation of gains (losses) on derivatives and hedging activities for qualifying hedges. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk. are recorded in net interest income in the same line as the earnings effect of the hedged item. Prior to January 1, 2019, any hedge ineffectiveness, or the amount by which the change in the fair value of the derivative differed from the change in fair value of the hedged item, was recorded in other income (loss) as “Net gains (losses) on derivatives and hedging activities.” Two approaches to fair value hedge accounting include:

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

•
Short-cut hedge accounting. Transactions that meet certain criteria qualify for short-cut hedge accounting in which an assumption can be made that the change in fair value of a hedged item due to changes in the benchmark interest rate exactly offsets the change in fair value of the related derivative. Under the short-cut method, the entire change in fair value of the interest rate swap is considered to be highly effective at achieving offsetting changes in fair value of the hedged asset or liability. If documented at the time of hedge designation, a derivative relationship no longer qualifying for short-cut hedge accounting can fallback to the long-haul accounting method.

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
When fair value hedge accounting is discontinued, we either terminate the derivative or continue to carry the derivative on the Statements of Condition at its fair value. For any remaining hedged item, we cease to adjust the hedged item for changes in fair value and amortize the cumulative basis adjustment on the hedged item into earnings over the remaining contractual life of the hedged item using a level-yield methodology.

When fair value hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we continue to carry the derivative on the Statements of Condition at its fair value, removing from the Statements of Condition any hedged item that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

EMBEDDED DERIVATIVES

We may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the debt, advance, or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. If we determine that the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as an economic derivative instrument. However, if we elect to carry the entire contract (the host contract and the embedded derivative) at fair value on the Statements of Condition, changes in fair value of the entire contract will be reported in current period earnings.

Refer to “Item 8. Financial Statements and Supplementary Data — Note 11 — Derivatives and Hedging Activities” for additional discussion on our derivatives.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Finance Agency Advisory Bulletin 2020-01 Federal Home Loan Bank Risk Management of Acquired Member Assets (AMA) Risk Management

On January 31, 2020, the Finance Agency released guidance on risk management of AMA. The guidance communicates the Finance Agency’s expectations with respect to an FHLBank’s funding of its members through the purchase of eligible mortgage loans and includes expectations that an FHLBank will have board-established limits on AMA portfolios and management-established thresholds to serve as monitoring tools to manage AMA-related risk exposure. The guidance provides that the board of an FHLBank should ensure that the bank serves as a liquidity source for members, and an FHLBank should ensure that its portfolio limits do not result in the FHLBank’s acquisition of mortgages from smaller members being “crowded out” by the acquisition of mortgages from larger members. The advisory bulletin contains the expectation that the board of an FHLBank should set limits on the size and growth of portfolios and on acquisitions from a single participating financial institution. In addition, the guidance provides that the board of an FHLBank should consider concentration risk in the areas of geographic area, high-balance loans, and in third-party loan originations.

We continue to evaluate the potential impact of this advisory bulletin but do not expect it to materially affect our financial condition or results of operations.

Finance Agency Proposed Amendments to Stress Test Rule

On December 16, 2019, the Finance Agency published a proposed rule amending its stress testing rule, consistent with section 401 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018, to (i) raise the minimum threshold to conduct periodic stress tests for entities regulated by the Finance Agency from those with consolidated assets of more than $10 billion to those with consolidated assets of more than $250 billion, (ii) remove the requirements for the FHLBanks to conduct stress tests and (iii) remove the adverse scenario from the list of required scenarios. The proposed rule maintains the Finance Agency’s discretion to require that an FHLBank with total consolidated assets below the $250 billion threshold conduct stress testing. The proposed amendments align the Finance Agency’s stress testing rules with rules adopted by other financial institution regulators that implement the Dodd-Frank Wall Street Reform and Consumer Protection Act stress testing requirements, as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018.

The results of our most recent annual severely adverse economic conditions stress test were published on our public website, www.fhlbdm.com, on November 15, 2019. If the proposed rule is adopted as proposed, it will eliminate these stress testing requirements for the FHLBanks, unless the Finance Agency exercises its discretion to require stress testing in the future. This rule, if adopted as proposed, will not have a material effect on our financial condition or results of operations.

FDIC Brokered Deposits Restrictions

On December 12, 2019, the FDIC issued a proposed rule to amend its brokered deposits restrictions that apply to less than well capitalized insured depository institutions. The FDIC states that the proposed amendments are intended to modernize its brokered deposit regulations and would establish a new framework for analyzing whether deposits placed through deposit placement arrangements qualify as brokered deposits. These deposit placement arrangements include those between insured depository institutions and third parties, such as financial technology companies, for a variety of business purposes, including access to deposits. By creating a new framework for analyzing certain provisions of the deposit broker definition, including shortening the list of activities considered facilitating and expanding the scope of the primary purpose exception, the proposed rule would narrow the definition of deposit broker and exclude more deposits from treatment as brokered deposits. The proposed rule would also establish an application and reporting process with respect to the primary purpose exception.

If this rule is adopted as proposed, it may have an effect on member demand for advances, but we cannot predict the extent of the impact. We do not expect this rule, if adopted as proposed, to materially affect our financial condition or results of operations.

Finance Agency Supervisory Letter - Planning for LIBOR Phase-Out

On September 27, 2019, the Finance Agency issued a Supervisory Letter to the FHLBanks that the Finance Agency stated is designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The Supervisory Letter provides that the FHLBanks should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021, for all product types except investments. With respect to investments, the FHLBanks should, by December 31, 2019, stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates do not apply to collateral accepted by the FHLBanks. The Supervisory Letter also directs the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020, in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021. We are expected to cease entering into LIBOR-indexed financial instruments maturing after December 31, 2021, by the deadlines specified in the Supervisory Letter, subject to limited exceptions granted by the Finance Agency under the Supervisory Letter for LIBOR-linked products serving compelling mission, risk mitigating, and/or hedging purposes that do not currently have readily available alternatives.

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

Finance Agency Advisory Bulletin 2019-03 - Capital Stock Management

On August 14, 2019, the Finance Agency issued the Capital Stock AB providing for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in their Bank. In February 2020, the Finance Agency began to consider the proportion of capital stock to assets, measured on a daily average basis at month end, when assessing each FHLBank’s capital management practices. We do not expect the Capital Stock AB to have a material impact on our capital management practices, financial condition, and/or results of operations.

SEC Final Rule on Auditor Independence with Respect to Certain Loans or Debtor-Creditor Relationships

On July 5, 2019, the SEC published a final rule, which became effective on October 3, 2019, (Final Rule), that adopts amendments to its auditor independence rules to modify the analysis that must be conducted to determine whether an auditor is independent when the auditor has a lending relationship with certain shareholders of an audit client at any time during an audit or professional engagement period. The Final Rule, among other things, focuses the analysis on beneficial ownership rather than on both record and beneficial ownership; replaces the existing ten percent bright-line shareholder ownership test with a significant influence test; and adds a known through reasonable inquiry standard with respect to identifying beneficial owners of the audit client’s equity securities.

Under the prior loan rule on debtor-creditor relationships, the independence of an accounting firm generally could be called into question if it or a covered person in the accounting firm received a loan from a lender that is a record or beneficial owner of more than ten percent of the audit client’s equity securities. A covered person in the firm includes personnel on the audit engagement team, personnel in the chain of command, partners, and managers who provide ten or more hours of non-audit services to the audit client, and partners in the office where the lead engagement partner practices in connection with the client. The Final Rule replaced the existing ten percent bright-line test with a significant influence test similar to that referenced in other SEC rules and based on concepts applied in the FASB Accounting Standards Codification Topic 323.

Under the Final Rule, with certain exceptions, the receipt of loans from the beneficial owners of an audit client’s equity securities where such beneficial owner has significant influence over the audit client would impair the independence of the auditor. The analysis under the Final Rule would be based on the facts and circumstances and would focus on whether the beneficial owners of an audit client’s equity securities have the ability to exercise significant influence over the operating and financial policies of an audit client.

There were no members with the ability to exercise significant influence over our operating and financial policies at December 31, 2019.

Finance Agency Advisory Bulletin 2019-01 Business Resiliency Management

On May 7, 2019, the Finance Agency issued an Advisory Bulletin on Business Resiliency Management for FHLBanks and other entities regulated by the Finance Agency (the Business Resiliency AB) that communicates the Finance Agency’s expectations with respect to minimizing the impact of disruptions in service from uncontrolled events and the maintenance of business operations at predefined levels. The Business Resiliency AB rescinds the Finance Agency’s 2002 disaster recovery guidance. The Business Resiliency AB states that a business resiliency program should guide the regulated entity to respond appropriately to disruptions affecting business operations, personnel, equipment, facilities, IT systems, and information assets. The Business Resiliency AB provides guidance on the elements of a safe and sound business resiliency program, which include governance, risk assessment and business impact analysis, risk mitigation and plan development, testing and analysis, and risk monitoring and program sustainability. We do not expect the Business Resiliency AB to have a material effect on our financial condition or results of operations.

Uncertainty Regarding Brexit

In June 2016, the United Kingdom (the UK) voted in favor of leaving the European Union (the EU), and in March 2017, Article 50 of the Lisbon Treaty was invoked, commencing a period of negotiations between the UK and the European Council for the UK’s withdrawal from the EU, which was subsequently extended by the European Council members in agreement with the UK. On January 31, 2020, the UK withdrew from the EU under the European Union Withdrawal Agreement Act 2020, with a transition period to last until December 31, 2020, which period may be extended for an additional two years. During this transition period, the UK and the EU will negotiate the details of their future relationship, including what conditions will apply to EU-based entities that want to do business with the UK, and vice versa, after the transition period.

From time to time we may have exposure to UK-based and EU-based counterparties and we utilize a UK-based derivatives clearing organization for our cleared derivatives. Although it is not possible at this time to predict the date on which the transition period will end or whether any agreement reached between the UK and the EU will have a material adverse effect on our derivatives positions with such UK and EU dealers or on our derivatives uncleared in the UK, we do not expect this issue to have a material adverse effect on our financial condition or results of operations.

U.S. Commodity Futures Trading Commission (CFTC) No-action Relief for LIBOR Amendments

On December 17, 2019, three divisions of the CFTC issued no-action letters to provide relief with respect to the transition away from LIBOR and other interbank offered rates (IBORs). Among other forms of relief, the letters, subject to certain limitations:

(i) permit registered swap dealers, major swap participants, security-based swap participants, and major security-based swap participants (covered swap entities) to amend an uncleared swap entered into before the compliance date of the CFTC’s uncleared swap margin requirements (such swap, referred to as a legacy swap and such requirements referred to as the CFTC margin rules) to include LIBOR or other IBOR fallbacks without the legacy swap becoming subject to the CFTC margin rules; and

(ii) provide time-limited relief, until December 31, 2021, for (a) swaps that are not subject to the central clearing requirement because they were executed prior to the relevant compliance date and (b) swaps that are subject to the trade execution requirement to be amended to include LIBOR or other IBOR fallbacks without becoming subject to such clearing or trade execution requirements.

We believe this relief may assist in the market’s and the Bank’s transition away from LIBOR.

Margin and Capital Requirements for Covered Swap Entities

On November 7, 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board, the FDIC, the Farm Credit Administration and the Finance Agency (collectively, the Agencies) jointly published a proposed rule that would amend the Agencies’ regulations that established minimum margin and capital requirements for uncleared swaps (the prudential margin rules) for covered swap entities under the jurisdiction of one of the Agencies. In addition to other changes, the proposed amendments would permit those uncleared swaps entered into by a covered swap entity before the compliance date of the prudential margin rules to retain their legacy status and not become subject to the prudential margin rules in the event that such legacy swaps are amended to replace LIBOR or another rate that is reasonably expected to be discontinued or is reasonably determined to have lost its relevance as a reliable benchmark due to a significant impairment. Among other things, the proposed rule would also amend the prudential margin rules to (i) extend the phase-in compliance date of the covered swap entities for initial margin requirements from September 1, 2020, to September 1, 2021, for counterparties with an average daily aggregate notional amount (AANA) of non-cleared swaps from $8 billion to $50 billion, (ii) clarify that a covered swap entity does not have to execute initial margin trading documentation with a counterparty prior to the time that the counterparty is required to collect or post initial margin, and (iii) permit legacy swaps to retain their legacy status and not become subject to the prudential margin rules in the event that they are amended due to certain life-cycle activities, such as reductions of notional amounts or portfolio compression exercises.

On October 24, 2019, the CFTC proposed an amendment to its CFTC margin rules, which among other changes, would similarly extend the phase-in compliance date for initial margin requirements from September 1, 2020, to September 1, 2021, for counterparties with an average daily aggregate notional amount of non-cleared swaps from $8 billion to $50 billion. We do not expect any of the foregoing amendments, if adopted as proposed, to materially affect on our financial condition or results of operations.

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

CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations due by payment period at December 31, 2019 (dollars in millions):

	Payments Due by Period
	< 1 Year	1 to 3 Years	>3 to 5 Years	>5 Years	Total
Bonds[1]	$58,106	$20,904	$6,586	$5,777	$91,373
Operating leases	1	2	—	—	3
Mandatorily redeemable capital stock	—	12	5	189	206
Commitments to purchase mortgage loans	127	—	—	—	127
Pension and postretirement contributions[2]	3	1	2	4	10
Total	$58,237	$20,919	$6,593	$5,970	$91,719

1	Excludes contractual interest payments related to bonds. Total is based on contractual maturities; the actual timing of payments could be impacted by factors affecting redemptions.

2	Represents the future funding contribution for our qualified defined benefit multiemployer plan and the scheduled benefit payments for our nonqualified defined benefit plans.

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

We monitor and manage to the MVCS policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach requires a prompt action to address the measure outside of the policy limit and the breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. We were in compliance with the MVCS policy limits at December 31, 2019 and 2018.

Our down 200 basis point policy limit is suspended when the 10-year swap rate is below 2.50 percent and remains so for five consecutive days. At December 31, 2019, the 10-year swap rate was 1.90 percent and had been below 2.50 percent for five consecutive days, and therefore the associated policy limit was suspended. At December 31, 2018, the 10-year swap rate was 2.71 percent and the associated policy limit was in effect.

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous parallel changes in interest rates at December 31, 2019 and 2018:

	Market Value of Capital Stock Assuming Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2019	$144.7	$145.2	$146.7	$147.2	$146.8	$145.9	$143.4
2018	$135.3	$137.2	$137.3	$136.8	$136.1	$135.0	$132.6

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2019	(1.7)%	(1.3)%	(0.3)%	—%	(0.3)%	(0.9)%	(2.6)%
2018	(1.1)%	0.2%	0.3%	—%	(0.6)%	(1.3)%	(3.1)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2019 and 2018	(9.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(9.0)%

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel changes in interest rates at December 31, 2019 and 2018:

	Market Value of Capital Stock Assuming Non-Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2019	$143.2	$145.0	$146.3	$147.2	$147.6	$147.3	$145.8
2018	$136.1	$137.0	$137.1	$136.8	$136.2	$135.2	$132.6

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2019	(2.8)%	(1.5)%	(0.6)%	—%	0.2%	0.1%	(1.0)%
2018	(0.5)%	0.1%	0.2%	—%	(0.5)%	(1.2)%	(3.1)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2019 and 2018	(9.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(9.0)%

Our base case MVCS was 147.2 at December 31, 2019 compared to 136.8 at December 31, 2018. The change was primarily attributable to the following factors:

•
Decreased shares of capital stock: Our capital stock balance decreased at December 31, 2019 when compared to December 31, 2018 due primarily to a decrease in member activity. As we repurchased this capital stock at par, which is below our current MVCS value, our MVCS was positively impacted.

•
Increase in retained earnings: We recorded net income of $384 million during 2019, which was primarily driven by net interest income of $576 million. Dividend payments for 2019 totaled $269 million. The earnings in excess of dividend payments had a positive impact on the market value of our assets, thereby increasing MVCS.

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
Our primary income sensitivity policy specifies a limit on our change in 24-month projected ROACS spread to average projected three-month LIBOR from base spread for the up and down 100 and 200 basis points parallel interest rate change scenarios. In addition, our income sensitivity policy specifies a limit for the up and down 100 basis points non-parallel interest rate change scenarios. Additionally, there is a limit on our change from base ROACS for certain basis shock scenarios to limit basis risk exposure. Any policy limit breach requires a prompt action to address the measure outside of the policy limit. We were in compliance with the projected 24-month income sensitivity policy limits as of December 31, 2019.
The following table shows our ROACS spread to average three-month LIBOR over the following 24 months and associated policy limits, assuming instantaneous parallel shifts in interest rates at December 31, 2019:

	ROACS Spread to LIBOR % Change from Base Case
	Down 200	Down 100	Base Case	Up 100	Up 200
2019	(2.5)%	(1.3)%	—%	0.1%	0.3%

	Policy Limits
	Down 200	Down 100	Base Case	Up 100	Up 200
2019	(3.0)%	(2.0)%	—%	(2.0)%	(3.0)%
The following table shows our ROACS spread to average three-month LIBOR over the following 24 months and associated policy limits, assuming instantaneous non-parallel shifts in interest rates at December 31, 2019:

	ROACS Spread to LIBOR
	% Change from Base Case
	Down 100	Base Case	Up 100[1]
2019	(0.6)%	—%	—%

	Policy Limits
	Down 100	Base Case	Up 100
2019	(1.5)%	—%	(1.5)%

1	The change from base case for the up 100 basis point scenario was less than 0.1 percent.

The following table shows our change from base ROACS for index specific shocks based on a two standard deviation of historical monthly changes in spread and associated policy limits at December 31, 2019:

ROACS
% Change from Base Case
2019	(1.1)%

Policy Limits
Base Case
2019	(2.5)%
Prior to May 1, 2019, we monitored our projected 24-month income sensitivity through our review of the projected return on capital stock measure. Projected return on capital stock was computed as an annualized ratio of projected net income over a 24 month period to average projected capital stock over the same period. We were in compliance with the former projected 24-month income sensitivity policy limits at December 31, 2018.

The following table shows our projected return on capital stock over the following 24 months and associated policy limits, assuming instantaneous parallel shifts in interest rates at December 31, 2018

	Projected Return on Capital Stock
	Down 200	Down 100	Base Case	Up 100	Up 200
2018	3.9%	6.1%	7.6%	8.9%	10.3%

	Policy Limits
	Down 200	Down 100	Base Case	Up 100	Up 200
2018	0.3%	0.8%	—%	1.8%	2.3%
The following table shows our projected return on capital stock over the following 24 months and associated policy limits, assuming instantaneous non-parallel shifts in interest rates at December 31, 2018:

	Projected Return on Capital Stock
	Down 100	Base Case	Up 100
2018	8.1%	7.6%	7.0%

	Policy Limits
	Down 100	Base Case	Up 100
2018	1.5%	—%	1.1%

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

The following table summarizes our interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, accounting designation as specified under the accounting for derivative instruments and hedging activities, and notional amount as of December 31, 2019 and 2018 (dollars in millions):

			December 31,
Hedged Item / Hedging Instrument	Hedging Strategy	Hedge Accounting Designation	2019 Notional Amount	2018 Notional Amount
Advances
Pay-fixed, receive floating interest rate swap (without options)[1]	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$12,703	$13,676
		Economic	11	16
Pay-fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	1,605	476
Investments
Pay-fixed, receive floating interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Fair Value	6,003	6,705
		Economic	827	882
Mortgage Loans
Mortgage loan purchase commitment	Protects against fair value risk associated with fixed rate mortgage loan purchase commitments.	Economic	127	101
Forward settlement agreement	Protects against changes in market value of fixed rate mortgage loan purchase commitments resulting from changes in interest rates.	Economic	122	98
Bonds
Receive-fixed or structured, pay floating interest rate swap (without options)	Converts the bond’s fixed or structured rate to a variable rate index.	Fair Value	17,273	24,969
Receive-fixed or structured, pay floating interest rate swap (with options)	Converts the bond’s fixed or structured rate to a variable rate index and offsets option risk in the bond.	Fair Value	100	1,490
Offsetting Positions
Pay-fixed, receive-float interest rate swap and receive-fixed, pay-float interest rate swap	Represents offsetting positions on interest rate swaps acquired from the Merger.	Economic	200	423
Total			$38,971	$48,836

1	Includes the notional of interest rate swaps in fair value hedge relationships for forward starting advance firm commitments of $522 million and $39 million at December 31, 2019 and 2018.

Advances
We offer a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics, and optionality. We may use derivatives to adjust the repricing and/or option characteristics of advances in an effort to manage interest rate risk. For example, we may hedge a fixed rate advance with an interest rate swap where we pay a fixed rate coupon and receive a variable rate coupon, effectively converting the fixed rate advance to a variable rate advance. This type of hedge is typically treated as a fair value hedge. In addition, we may hedge a callable advance, which gives the borrower the option to extinguish the fixed rate advance prior to maturity, by entering into a cancelable interest rate swap.

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
Consolidated Obligations
We may enter into derivatives to hedge the interest rate risk associated with our consolidated obligations. For example, we may issue and hedge a fixed rate consolidated obligation with an interest rate swap where we receive a fixed rate coupon and pay a variable rate coupon, effectively converting the fixed rate consolidated obligation to a variable rate consolidated obligation. This type of hedge is typically treated as a fair value hedge. We may also issue variable interest rate consolidated obligations indexed to LIBOR, or other specified index and simultaneously execute interest rate swaps to hedge the basis risk of the variable interest rate debt. Interest rate swaps used to hedge the basis risk of variable interest rate debt do not qualify for hedge accounting. As a result, this type of hedge is treated as an economic hedge. In 2020, we began utilizing the Federal Funds OIS rate as an interest-rate hedge strategy for certain financial instruments as an alternative to using LIBOR when entering into new derivative transactions.
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

RETAINED EARNINGS TARGET LEVEL AND REGULATORY CAPITAL REQUIREMENTS

Our risk management policies include a target level of retained earnings based on the amount we believe necessary to protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We are also subject to certain regulatory capital requirements. For additional information on our compliance with these requirements, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

We are required by regulation to obtain sufficient collateral to fully secure our advances and other credit products. The estimated value of the collateral required to secure each borrower’s credit products is calculated by applying collateral discounts, or haircuts, to the unpaid principal or market value, if available, of the collateral. Eligible collateral includes (i) fully disbursed whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae, (iii) cash deposited with us, and (iv) other real estate-related collateral acceptable to us, such as second lien mortgages, home equity lines of credit, tax-exempt municipal securities, and commercial real estate mortgages, provided such collateral has a readily ascertainable value and we can perfect a security interest in such property. CFIs may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that we have a lien on each member’s capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

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

At December 31, 2019 and 2018, borrowers pledged $329.4 billion and $333.5 billion of collateral (net of applicable discounts) to support activity with us, including advances. At December 31, 2019 and 2018, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

The following table shows the Bank’s total exposure, including advances, as well as the collateralization percentage of outstanding exposures by borrower type (dollars in millions):

	December 31,
	2019		2018
	Sum of Total Exposure	% Collateralized	Sum of Total Exposure	% Collateralized
Commercial banks	$57,455	421%	$84,072	303%
Savings institutions	1,431	432	1,396	597
Credit unions	6,678	360	6,479	305
Non-captive insurance companies	20,846	145	18,644	143
Captive insurance companies	3,798	100	4,453	100
CDFIs	14	170	3	313
Housing associates	100	172	59	252
Non-member borrowers	273	146	615	121
Total borrowers	$90,595	339%	$115,721	272%

The following table shows the amount of collateral pledged to us (net of applicable discounts) by collateral type (dollars in billions):

	December 31,
	2019			2018
Collateral Type	Discount Range[1]	Amount	% of Total	Discount Range[1]	Amount	% of Total
Single-family loans	18-32%	$119.9	36	18-36%	$198.4	59
Multi-family loans	33	12.2	4	35	13.1	4
Other real estate	18-58	167.3	51	18-61	92.2	28
Securities
Cash, agency and RMBS[2]	0-30	18.5	6	0-31	19.4	6
CMBS[3]	12-23	6.4	2	13-24	5.7	2
Government-insured loans	9-16	1.3	—	11-18	3.6	1
Secured small business and agribusiness loans	28	3.8	1	29	1.1	—
Total		$329.4	100		$333.5	100

1	Represents the range of discounts applied to the unpaid principal balance or market value of collateral pledged. The discount range for Housing Associates is 5 percent lower than the indicated range.

2	Represents cash, agency securities, and residential mortgage-backed securities (RMBS).

3	Represents commercial mortgage-backed securities (CMBS).

Based upon our collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on our credit products as of December 31, 2019 and 2018. Accordingly, we have not recorded any allowance for credit losses on our credit products.

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

The following table presents the unpaid principal balance of our mortgage loan portfolio by product type (dollars in millions):

	December 31,
Product Type	2019	2018
Conventional	$8,712	$7,231
Government	496	503
Total mortgage loan unpaid principal balance	$9,208	$7,734

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

	December 31,		December 31,
	2019	2018	2019	2018
FICO® Score[1]	MPF		MPP
<620	1%	1%	—%	—%
620 to < 660	5	5	4	4
660 to < 700	12	12	19	20
700 to < 740	20	20	33	33
>= 740	62	62	44	43
Total	100%	100%	100%	100%
Weighted average FICO score	744	742	731	730

1	Represents the lowest original FICO® score of the borrowers and co-borrowers.

The following table shows conventional MPF and MPP loans by loan-to-value ratio at origination. All percentages are calculated based on unpaid principal balances as of the applicable period end.

	December 31,		December 31,
	2019	2018	2019	2018
Loan-to-Value[1]	MPF		MPP
<= 60%	11%	12%	21%	21%
> 60% to 70%	13	13	20	20
> 70% to 80%	56	57	51	51
> 80% to 90%[2]	10	9	4	4
> 90%[2]	10	9	4	4
Total	100%	100%	100%	100%
Weighted average loan-to-value	77.2%	77.1%	71.0%	70.0%

1	Represents the loan-to-value at origination for the related loan.

2	These conventional loans were required to have PMI at origination.

The following table shows the five largest state concentrations of our conventional MPF portfolio, with comparable data at December 31, 2018. All percentages are calculated based on unpaid principal balances as of the applicable period end.

	December 31,
	2019	2018
Iowa	33%	36%
Missouri	21	21
Minnesota	17	16
South Dakota	9	9
Kansas	4	4
All others	16	14
Total	100%	100%

The following table shows the five largest state concentrations of our conventional MPP portfolio, with comparable data at December 31, 2018. All percentages are calculated based on unpaid principal balances as of the applicable period end.

	December 31,
	2019	2018
California	28%	29%
Illinois	11	11
New York	9	8
Florida	6	6
Massachusetts	6	5
All others	40	41
Total	100%	100%

Allowance for Credit Losses. We utilize an allowance for credit losses to reserve for estimated losses in our conventional mortgage loan portfolio at the balance sheet date. The measurement of our allowance for credit losses is determined by (i) reviewing similar conventional mortgage loans for impairment on a collective basis, (ii) reviewing conventional mortgage loans for impairment on an individual basis, and (iii) estimating additional credit losses in the conventional mortgage loan portfolio. The allowance for credit losses on our conventional mortgage loans was $1 million at December 31, 2019 and December 31, 2018.

Refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses” for additional information on our allowance for credit losses on our MPF and MPP mortgage loans.

Non-Accrual Loans and Delinquencies. We place a conventional mortgage loan on non-accrual status if it is determined that either the collection of interest or principal is doubtful or interest or principal is 90 days or more past due. We do not place a government-insured mortgage loan on non-accrual status due to the U.S. Government guarantee of the loan and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. Refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Allowance for Credit Losses” for additional information on our loss layers, allowance for credit losses, and a summary of our non-accrual loans and mortgage loan delinquencies.

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At December 31, 2019, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of eligible regulatory capital and the counterparty’s overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for extensions of unsecured credit, excluding overnight Federal funds sold, ranges from three to 15 percent based on the counterparty’s credit rating. Our total unsecured exposure to a counterparty, including overnight Federal funds sold, may not exceed twice that amount, or a total of six to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. At December 31, 2019, we were in compliance with the regulatory limits established for unsecured credit.

Our short-term portfolio may include, but is not limited to, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposit, commercial paper, and U.S. treasury bill obligations. Our long-term portfolio may include, but is not limited to, other U.S. obligations, government-sponsored enterprise (GSE) and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. We consider our long-term investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the FDIC to be of the highest credit quality and therefore those exposures are not monitored with other unsecured investments. Given the credit quality of our unsecured long-term investments, our unsecured credit risk is primarily in the short-term portfolio.

We primarily limit short-term unsecured credit exposure to the following overnight investment types:

•	Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions.

•	Commercial paper. Unsecured debt issued by corporations, typically for the financing of accounts receivable, inventories, and meeting short-term liabilities.

At December 31, 2019, our unsecured short-term investment exposure consisted of overnight Federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile at December 31, 2019 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1,2]
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$—	$155	$—	$155
U.S. subsidiaries of foreign commercial banks	—	75	—	75
U.S. branches and agency offices of foreign commercial banks
Australia	1,050	—	—	1,050
Canada	—	1,150	—	1,150
Finland	400	—	—	400
France	—	700	—	700
Netherlands	—	500	—	500
Norway	250	—	—	250
United Kingdom	—	325	—	325
Total U.S. branches and agency offices of foreign commercial banks	1,700	2,675	—	4,375
Total unsecured short-term investment exposure	$1,700	$2,905	$—	$4,605

1
Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable. In instances where an NRSRO rating or guarantor rating is not available for the investment, the investment is classified as unrated.

2	Table excludes investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the FDIC.

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2019
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits	$—	$1	$—	$—	$—	$—	$1
Securities purchased under agreements to resell	—	1,500	2,200	—	—	10,250	13,950
Federal funds sold	—	1,700	2,905	—	—	—	4,605
Investment securities:
Mortgage-backed securities
GSE single-family	—	2,401	—	—	—	—	2,401
GSE multifamily	—	8,134	—	—	—	—	8,134
U.S. obligations single-family[2]	—	4,064	—	—	—	—	4,064
U.S. obligations commercial[2]	—	1	—	—	—	—	1
Private-label residential	—	4	1	1	1	—	7
Total mortgage-backed securities	—	14,604	1	1	1	—	14,607
Non-mortgage-backed securities
Other U.S. obligations[2]	—	2,277	—	—	—	—	2,277
GSE and Tennessee Valley Authority obligations	—	1,504	—	—	—	—	1,504
State or local housing agency obligations	769	208	—	—	—	—	977
Other	445	99	—	—	—	—	544
Total non-mortgage-backed securities	1,214	4,088	—	—	—	—	5,302
Total investments	$1,214	$21,893	$5,106	$1	$1	$10,250	$38,465

1
Represents either the lowest credit rating available for each investment based on an NRSRO, or the guarantor credit rating, if applicable. In instances where an NRSRO rating or guarantor rating is not available for the investment, the investment is classified as unrated.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2018
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated	Total
Interest-bearing deposits	$—	$1	$—	$—	$—	$—	$1
Securities purchased under agreements to resell	—	200	250	500	—	3,750	4,700
Federal funds sold	—	1,700	2,080	370	—	—	4,150
Investment securities:
Mortgage-backed securities
GSE single-family	—	2,988	—	—	—	—	2,988
GSE multifamily	—	9,444	—	—	—	—	9,444
U.S. obligations single-family[2]	—	4,492	—	—	—	—	4,492
U.S. obligations commercial[2]	—	1	—	—	—	—	1
Private-label residential	—	4	—	5	1	—	10
Total mortgage-backed securities	—	16,929	—	5	1	—	16,935
Non-mortgage-backed securities
Other U.S. obligations[2]	—	2,761	—	—	—	—	2,761
GSE and Tennessee Valley Authority obligations	—	1,484	—	—	—	—	1,484
State or local housing agency obligations	967	238	—	—	—	—	1,205
Other	443	98	—	—	—	—	541
Total non-mortgage-backed securities	1,410	4,581	—	—	—	—	5,991
Total investments	$1,410	$23,411	$2,330	$875	$1	$3,750	$31,777

1
Represents either the lowest credit rating available for each investment based on an NRSRO, or the guarantor credit rating, if applicable. In instances where an NRSRO rating or guarantor credit rating is not available for the investment, the investment is classified as unrated.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

At December 31, 2019 and 2018, we did not consider any of our investments to be other-than-temporarily impaired. For more information on our evaluation of OTTI, refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Other-Than-Temporary Impairment.”

Mortgage-Backed Securities

We limit our purchases of MBS to those guaranteed by the U.S. Government or issued by a GSE. Our risk management policies prohibit new purchases of private-label MBS. We perform ongoing analysis on these investments to determine potential credit issues. At December 31, 2019 and 2018, we owned $14.6 billion and $16.9 billion of MBS, of which 99.9 percent were guaranteed by the U.S. Government or issued by GSEs and 0.1 percent were private-label MBS at each period end.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	December 31, 2019
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
BBB[2]	$3	$—	$—	$—
Cleared derivatives	20,881	2	83	85
Liability positions with credit exposure
Uncleared derivatives
AA	137	(29)	30	1
A	4,448	(98)	102	4
BBB	1,763	(37)	38	1
Cleared derivatives[3]	11,475	—	11	11
Total derivative positions with credit exposure to non-member counterparties	38,707	(162)	264	102
Member institutions[4,2]	118	—	—	—
Total	38,825	$(162)	$264	$102
Derivative positions without credit exposure	146
Total notional	$38,971

1	Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.

2	Net credit exposure is less than $1 million.

3
Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing’s parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by Standard and Poor’s at December 31, 2019.

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

Operational Risk

We define operational risk as the risk arising from inadequate or failed processes, people, and/or systems, including those emanating from external sources. All of our activities and processes generate operational risk, including legal risk. Management has established policies, procedures, and controls to reduce the likelihood of operational risk. We perform annual risk assessments to identify, assess, mitigate, and report on operational risks outside of the Board’s risk appetite. Due to the manual nature of many of our processes, our operational risk exposure is closely monitored. As previously reported in our 2018 Form 10-K, we identified two material weaknesses in our internal control over financial reporting resulting from control deficiencies in our ITGCs in the areas of user access and IT change management. We are actively working to remediate the identified material weaknesses and strengthen our internal control over financial reporting. For additional discussion of the identified material weaknesses, refer to “Item 9A. Controls and Procedures.”

Model Risk

We define model risk as the risk of adverse consequences from decisions based on incorrect and misused model outputs. Throughout the course of our day-to-day activities, we utilize external and internal pricing and financial models as important inputs into business and risk management decision-making processes.

We use sophisticated risk management systems to evaluate our financial position and risk exposure. These systems employ various mathematical models and valuation techniques to measure interest rate risk and credit risk. For example, we use valuation techniques designed to model explicit and embedded options and other cash flow uncertainties across a number of hypothetical interest rate environments. The techniques used to model options rely on:

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

Information security risk includes the risk that cyber incidents could result in a failure or interruption of our business operations. We have not experienced any such disruption with a material adverse impact. However, we do rely heavily on internal and third-party information systems and other technology to conduct and manage our business and any disruptions to those items could have a material adverse impact on our financial condition and results of operations. We mitigate cybersecurity risk utilizing the concept of defense in depth, where multiple layers of security controls are implemented. Administrative, physical, and logical controls are in place for identifying, monitoring, and controlling system access, sensitive data, and system changes. In addition, we employ thorough security testing and training that includes regular third party facilitated penetration testing, as well as mandatory staff training on cyber risks. Given the importance of cybersecurity and ever-increasing sophistication of potential cyber-attacks, we expect to continue to strengthen our cyber-defenses. As a result of the control deficiencies previously discussed, two material weaknesses remain related to information security. For additional information, refer to “Item 9A. Controls and Procedures.”

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Des Moines

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Des Moines (the “Bank”) as of December 31, 2019 and 2018, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) ineffective user access controls to ensure appropriate segregation of duties and adequate restrictions on user and privileged access to the Bank’s information technology (IT) applications, programs, and data, and (ii) ineffective controls over IT change management, including controls to monitor developers’ access to production and testing of program changes.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those financial statements.

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
Detroit, Michigan
March 11, 2020

We have served as the Bank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)

	December 31,
	2019	2018
ASSETS
Cash and due from banks (Note 3)	$1,029	$119
Interest-bearing deposits	1	1
Securities purchased under agreements to resell	13,950	4,700
Federal funds sold	4,605	4,150
Investment securities
Trading securities (Note 4)	888	915
Available-for-sale securities (Note 5)	16,651	19,019
Held-to-maturity securities (fair value of $2,439 and $3,021) (Note 6)	2,370	2,992
Total investment securities	19,909	22,926
Advances (Note 8)	80,360	106,323
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1 (Notes 9 and 10)	9,334	7,835
Accrued interest receivable	195	290
Derivative assets, net (Note 11)	102	58
Other assets	118	113
TOTAL ASSETS	$129,603	$146,515
LIABILITIES
Deposits (Note 12)
Interest-bearing	$987	$976
Non-interest-bearing	125	94
Total deposits	1,112	1,070
Consolidated obligations (Note 13)
Discount notes	29,531	42,879
Bonds	91,553	93,772
Total consolidated obligations	121,084	136,651
Borrowings from other FHLBanks	—	500
Mandatorily redeemable capital stock (Note 15)	206	255
Accrued interest payable	252	268
Affordable Housing Program payable (Note 14)	157	153
Derivative liabilities, net (Note 11)	1	9
Other liabilities	65	61
TOTAL LIABILITIES	122,877	138,967
Commitments and contingencies (Note 18)
CAPITAL (Note 15)
Capital stock - Class B putable ($100 par value); 45 and 54 issued and outstanding shares	4,517	5,414
Retained earnings
Unrestricted	1,661	1,623
Restricted	504	427
Total retained earnings	2,165	2,050
Accumulated other comprehensive income (loss)	44	84
TOTAL CAPITAL	6,726	7,548
TOTAL LIABILITIES AND CAPITAL	$129,603	$146,515

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)

	For the Years Ended December 31,
	2019	2018	2017
INTEREST INCOME
Advances	$2,466	$2,443	$1,589
Interest-bearing deposits	3	1	2
Securities purchased under agreements to resell	179	73	42
Federal funds sold	161	107	72
Trading securities	29	31	44
Available-for-sale securities	506	504	368
Held-to-maturity securities	79	87	80
Mortgage loans held for portfolio	285	252	236
Total interest income	3,708	3,498	2,433
INTEREST EXPENSE
Consolidated obligations - Discount notes	817	736	521
Consolidated obligations - Bonds	2,289	2,095	1,239
Deposits	14	14	6
Mandatorily redeemable capital stock	12	18	17
Total interest expense	3,132	2,863	1,783
NET INTEREST INCOME	576	635	650
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	28	(15)	1
Net gains (losses) on derivatives and hedging activities	(35)	19	12
Gains on litigation settlements, net	—	—	21
Other, net	27	16	18
Total other income (loss)	20	20	52
OTHER EXPENSE
Compensation and benefits	65	62	52
Contractual services	16	12	11
Professional fees	33	19	19
Other operating expenses	31	26	21
Federal Housing Finance Agency	10	9	10
Office of Finance	7	7	7
Other, net	6	7	4
Total other expense	168	142	124
NET INCOME BEFORE ASSESSMENTS	428	513	578
Affordable Housing Program assessments	44	53	60
NET INCOME	$384	$460	$518

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	For the Years Ended December 31,
	2019	2018	2017
Net income	$384	$460	$518
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	(39)	(31)	132
Pension and postretirement benefits	(1)	1	—
Total other comprehensive income (loss)	(40)	(30)	132
TOTAL COMPREHENSIVE INCOME (LOSS)	$344	$430	$650

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)

	Capital Stock
	Class B (putable)
	Shares	Par Value	Additional Capital from Merger
BALANCE, DECEMBER 31, 2016	59	$5,917	$52
Comprehensive income (loss)	—	—	—
Proceeds from issuance of capital stock	56	5,602	—
Repurchases/redemptions of capital stock	(64)	(6,407)	—
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(44)	—
Cash dividends on capital stock	—	—	(52)
BALANCE, DECEMBER 31, 2017	51	$5,068	$—
Comprehensive income (loss)	—	—	—
Proceeds from issuance of capital stock	80	7,987	—
Repurchases/redemptions of capital stock	(76)	(7,588)	—
Net shares reclassified (to) from mandatorily redeemable capital stock	(1)	(53)	—
Cash dividends on capital stock	—	—	—
BALANCE, DECEMBER 31, 2018	54	$5,414	$—
Comprehensive income (loss)	—	—	—
Proceeds from issuance of capital stock	72	7,205	—
Repurchases/redemptions of capital stock	(81)	(8,091)	—
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(11)	—
Cash dividends on capital stock	—	—	—
BALANCE, DECEMBER 31, 2019	45	$4,517	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL (continued from previous page)
(dollars and shares in millions)

	Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2016	$1,219	$231	$1,450	$(18)	$7,401
Comprehensive income (loss)	414	104	518	132	650
Proceeds from issuance of capital stock	—	—	—	—	5,602
Repurchases/redemptions of capital stock	—	—	—	—	(6,407)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(44)
Cash dividends on capital stock	(129)	—	(129)	—	(181)
BALANCE, DECEMBER 31, 2017	$1,504	$335	$1,839	$114	$7,021
Comprehensive income (loss)	368	92	460	(30)	430
Proceeds from issuance of capital stock	—	—	—	—	7,987
Repurchases/redemptions of capital stock	—	—	—	—	(7,588)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(53)
Cash dividends on capital stock	(249)	—	(249)	—	(249)
BALANCE, DECEMBER 31, 2018	$1,623	$427	$2,050	$84	$7,548
Comprehensive income (loss)	307	77	384	(40)	344
Proceeds from issuance of capital stock	—	—	—	—	7,205
Repurchases/redemptions of capital stock	—	—	—	—	(8,091)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(11)
Cash dividends on capital stock	(269)	—	(269)	—	(269)
BALANCE, DECEMBER 31, 2019	$1,661	$504	$2,165	$44	$6,726

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)

	For the Years Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$384	$460	$518
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	(60)	86	26
Net (gains) losses on trading securities	(28)	15	(1)
Net change in derivatives and hedging activities	(32)	147	5
Other adjustments	4	—	5
Net change in:
Accrued interest receivable	(22)	(163)	(86)
Other assets	(12)	4	(6)
Accrued interest payable	(15)	57	30
Other liabilities	9	14	(7)
Total adjustments	(156)	160	(34)
Net cash provided by (used in) operating activities	228	620	484
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(143)	69	91
Securities purchased under agreements to resell	(9,250)	(100)	1,325
Federal funds sold	(455)	100	845
Loans to other FHLBanks	—	—	200
Trading securities
Proceeds from maturities	55	247	1,377
Available-for-sale securities
Proceeds from sales and maturities	2,668	3,541	2,576
Purchases	—	(1,812)	(402)
Held-to-maturity securities
Proceeds from maturities	611	641	1,014
Advances
Repaid	290,808	301,462	295,221
Originated or purchased	(264,580)	(305,197)	(266,362)
Mortgage loans held for portfolio
Principal collected	1,555	903	1,040
Originated or purchased	(3,074)	(1,662)	(1,245)
Other investing activities, net	(6)	(20)	(24)
Net cash provided by (used in) investing activities	18,189	(1,828)	35,656

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)

	For the Years Ended December 31,
	2019	2018	2017
FINANCING ACTIVITIES
Net change in deposits	5	(5)	(2)
Borrowings from other FHLBanks	(500)	(100)	600
Net payments on derivative contracts with financing elements	—	(1)	(4)
Net proceeds from issuance of consolidated obligations
Discount notes	121,189	161,907	191,047
Bonds	66,684	46,812	67,555
Payments for maturing and retiring consolidated obligations
Discount notes	(134,443)	(155,794)	(235,329)
Bonds	(69,227)	(51,962)	(58,418)
Proceeds from issuance of capital stock	7,205	7,987	5,602
Payments for repurchases/redemptions of capital stock	(8,091)	(7,588)	(6,407)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(60)	(183)	(323)
Cash dividends paid	(269)	(249)	(181)
Net cash provided by (used in) financing activities	(17,507)	824	(35,860)
Net increase (decrease) in cash and due from banks	910	(384)	280
Cash and due from banks at beginning of the period	119	503	223
Cash and due from banks at end of the period	$1,029	$119	$503

SUPPLEMENTAL DISCLOSURES
Cash transactions:
Interest paid	$3,245	$2,740	$1,776
Affordable Housing Program payments	40	44	34
Non-cash transactions:
Capitalized interest on reverse mortgage investment securities	122	95	60
Mortgage loan charge-offs	—	1	1
Transfers of mortgage loans to other assets	2	3	6
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	11	53	44
Initial right-of-use lease asset recognition	3	—	—
Initial lease liability recognition	3	—	—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
NOTES TO THE FINANCIAL STATEMENTS

Background Information

The Federal Home Loan Bank of Des Moines (the Bank) is a federally chartered corporation organized on October 31, 1932, that is exempt from all federal, state, and local taxation (except real property taxes and certain employer payroll taxes) and is one of 11 district Federal Home Loan Banks (FHLBanks). The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932 (FHLBank Act). With the passage of the Housing and Economic Recovery Act of 2008 (Housing Act), the Federal Housing Finance Agency (Finance Agency) was established and became the new independent federal regulator of Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, Enterprises), as well as the FHLBanks and FHLBanks’ Office of Finance, effective July 30, 2008. The Finance Agency’s mission is to ensure that the Enterprises and FHLBanks operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment. The Finance Agency establishes policies and regulations governing the operations of the Enterprises and FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.

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

SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these estimates include the fair value of derivatives and certain investment securities that are reported at fair value on the Statements of Condition. Actual results could significantly differ from these estimates.
Fair Value. The fair value amounts, recorded on the Bank’s Statements of Condition and presented in the footnote disclosures, have been determined by the Bank using available market information and management’s best judgment of appropriate valuation methods. Although management uses its best judgment in estimating the fair value of financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See “Note 17 — Fair Value” for more information.

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

At December 31, 2019 and 2018, the Bank had $14 billion and $5 billion in securities purchased under agreements to resell. Based on the fair value of the related collateral held, the Bank’s securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting liabilities related to these securities at December 31, 2019 and 2018.

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

Investment Securities
The Bank classifies investment securities as trading, available-for-sale (AFS), and held-to-maturity (HTM) at the date of acquisition. Purchases and sales of investment securities are recorded on a trade date basis. The Bank records interest on investment securities to interest income as earned. The Bank generally amortizes/accretes premiums and discounts on AFS and HTM investment securities to income using the contractual level-yield method (level-yield method). In addition, the Bank uses this method to amortize/accrete fair value hedging adjustments. The level-yield method recognizes the income effects of these adjustments over the contractual life of the securities based on the actual behavior of the underlying assets, including adjustments for actual prepayment activities, and reflects the contractual terms of the securities without regard to changes in estimated prepayments based on assumptions about future borrower behavior. For non-MBS callable AFS and HTM investment securities purchased at a premium, the Bank amortizes the premium to the earliest contractual call date. The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income (loss).
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
Recognition of OTTI. If either of the first two conditions is met, the Bank recognizes an OTTI charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the reporting date. If neither of the first two conditions is met, the Bank performs an analysis to determine if it will recover the entire amortized cost basis of the debt security, which includes a cash flow analysis for private-label mortgage-backed securities (MBS). The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors is recognized in AOCI. The credit loss on a debt security is limited to the amount of that security’s unrealized losses. The total OTTI is presented on the Statements of Income with an offset for the amount of the non-credit portion of OTTI that is recognized in AOCI, if applicable. See “Note 7 — Other-Than-Temporary Impairment” for additional information.
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

Prepayment Fees. The Bank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity. For advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of fair value hedging adjustments in advance interest income on the Statements of Income.

Advance Modifications. In cases in which the Bank funds a new advance to a borrower concurrently with or within a short period of time before or after the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. The Bank compares the present value of cash flows on the new advance to the present value of cash flows remaining on the existing advance. If there is at least a ten percent difference in the present value of the cash flows or if the Bank concludes the difference between the advances is more than minor based on a qualitative assessment of the modifications made to the original contractual terms, then the advance is accounted for as a new advance and all prepayment fees or credits net of fair value hedging adjustments are recognized immediately to advance interest income on the Statements of Income. In all other instances, the advance is accounted for as a modification.

When a new advance qualifies as a modification of an existing advance, any prepayment fee, net of fair value hedging adjustments, as well as any outstanding premiums, discounts, or other adjustments on the prepaid advance are deferred, recorded in the basis of the modified advance, and amortized over the contractual life of the modified advance using a level-yield methodology to advance interest income.

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

Derivatives
All derivatives are recognized on the Statements of Condition at their fair values and reported as either derivative assets or derivative liabilities, net of cash collateral and accrued interest received from or pledged to clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts result in a receivable to the Bank, they are classified as a derivative asset and, if classified as a payable to the clearing agent or counterparty, they are classified as a derivative liability. Cash flows associated with derivatives are reflected as cash flows from operating activities on the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

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

•
an economic hedge to manage certain defined risks on the Bank’s Statements of Condition (economic hedge). These hedges are primarily used to: (i) manage mismatches between the coupon features of the Bank’s assets and liabilities, (ii) offset prepayment risk in certain assets, (iii) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted by accounting guidance, or (iv) to reduce exposure to interest reset risk.

Accounting for Fair Value Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the fair value hedging relationship and an expectation to be highly effective, they qualify for fair value hedge accounting. At the inception of each fair value hedge transaction, the Bank formally documents the hedge relationship and its risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item, the nature of the risk being hedged, and how the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value attributable to the hedged risk will be assessed. This process includes linking all derivatives that are designated as fair value hedges to assets and liabilities on the Statements of Condition and firm commitments.

Beginning January 1, 2019, the Bank adopted new hedge accounting guidance, which impacted the presentation of gains (losses) on derivatives and hedging activities for qualifying hedges. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in net interest income in the same line as the earnings effect of the hedged item. Prior to January 1, 2019, any hedge ineffectiveness, which represented the amount by which the change in the fair value of the derivative differed from the change in fair value of the hedged item was recorded in other income (loss) as “Net gains (losses) on derivatives and hedging activities.” Two approaches to fair value hedge accounting include:

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

•
Short-cut hedge accounting. Transactions that meet certain criteria qualify for short-cut hedge accounting in which an assumption can be made that the change in fair value of a hedged item due to changes in the benchmark interest rate exactly offsets the change in fair value of the related derivative. Under the short-cut method, the entire change in fair value of the interest rate swap is considered to be highly effective at achieving offsetting changes in fair value of the hedged asset or liability. If documented at the time of hedge designation, a derivative relationship no longer qualifying for short-cut hedge accounting can fallback to the long-haul accounting method.

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
Discontinuance of Hedge Accounting. The Bank discontinues fair value hedge accounting prospectively when either (i) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item due to changes in the benchmark interest rate, (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised, (iii) a hedged firm commitment in a fair value hedge no longer meets the definition of a firm commitment, or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate.
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

Embedded Derivatives. The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the debt, advance, or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. If the Bank determines that the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as an economic derivative instrument. However, if the Bank elects to carry the entire contract (the host contract and the embedded derivative) at fair value on the Statements of Condition, changes in fair value of the entire contract will be reported in current period earnings.

Premises, Software, and Equipment
Premises, software, and equipment are included in other assets on the Statements of Condition. The Bank records premises, software, and equipment at cost less accumulated depreciation and amortization and computes depreciation and amortization using the straight-line method over the estimated useful lives of assets, which range from approximately three years to 40 years. Leasehold improvements, if applicable, are amortized using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank may capitalize improvements and major renewals but expenses ordinary maintenance and repairs when incurred. The Bank may capitalize and amortize the cost of computer software developed or obtained for internal use over future periods. The Bank includes gains and losses on the disposal of premises, software, and equipment in other income (loss) on the Statements of Income.
At December 31, 2019 and 2018, premises, software, and equipment totaled $66 million and $76 million, which was net of accumulated depreciation and amortization of $36 million and $27 million. For the years ended December 31, 2019, 2018, and 2017, depreciation and amortization expense for premises, software, and equipment was $14 million, $9 million, and $6 million.
Leases
The Bank leases office space and office equipment to run its business operations. At December 31, 2019, the Bank included on the Statements of Condition $3 million of operating lease right-of-use assets in other assets as well as $3 million of operating lease liabilities in other liabilities. The Bank recognized operating lease costs in the other operating expense line item of the Statements of Income.
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
Concessions. The Bank pays concessions to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of the concession to each FHLBank based upon the percentage of the debt issued that is attributed to that FHLBank. Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred and recorded in other expense. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized over the contractual life of the consolidated obligations using the level-yield method. Unamortized concessions are included as a direct deduction from the carrying amount of “Consolidated obligation discount notes” or “Consolidated obligation bonds” on the Statements of Condition and the amortization of those concessions is included in consolidated obligation interest expense.

Mandatorily Redeemable Capital Stock
The Bank reclassifies capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock) at the time shares meet the definition of a mandatorily redeemable financial instrument. This occurs after a member provides written notice of redemption, gives notice of intention to withdraw from membership, becomes ineligible for continuing membership, or attains non-member status by merger or consolidation, charter termination, or other involuntary termination from membership. Shares meeting this definition are reclassified to a liability at fair value. Dividends on mandatorily redeemable capital stock are classified as interest expense on the Statements of Income. The repurchase or redemption of mandatorily redeemable capital stock is transacted at par value and is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows.

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
Restricted Retained Earnings
The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition.
Gains on Litigation Settlement, Net
Litigation settlement gains are considered realized and recorded when the Bank receives cash or assets that are readily convertible to known amounts of cash or claims to cash. In addition, litigation settlement gains are considered realizable and recorded when the Bank enters into a signed agreement that is not subject to appeal, where the counterparty has the ability to pay, and the amount to be received can be reasonably estimated. Prior to being realized or realizable, the Bank considers potential litigation settlement gains to be gain contingencies, and therefore they are not recorded on the Statements of Income.
The Bank records legal expenses related to litigation settlements as incurred in other expense on the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement through other income (loss) on the Statements of Income.
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

This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2019. The guidance did not affect the Bank’s application of hedge accounting for existing hedge strategies, with the exception of designation of a fallback long-haul method for its short-cut hedge strategies, which did not impact the Bank’s financial condition, results of operations or cash flows. This guidance prospectively affected the Bank’s income statement presentation for fair value hedge relationships and required certain new disclosures. Prior period comparative financial information was not reclassified to conform to current presentation. The impact of recording changes in fair value of the derivative hedging instrument and the hedged item for designated fair value hedges in the same line as the earnings effect of the hedged item increased net interest income by $5 million for the year ended December 31, 2019; however, it had no impact on total net income reported for the period. The Bank will continue to assess opportunities enabled by the new guidance to expand its risk management strategies.

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
The amendments require a customer in a hosting arrangement that is a service contract to follow the guidance outlined in ASC Topic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. They require the customer to expense the capitalized implementation costs over the term of the hosting arrangement. The amendments also require the customer to present the expense in the same line item on the statement of income as the fees associated with the hosting element (service) and classify payments for capitalized implementation costs on the statement of cash flows in the same manner as payments made for fees associated with the hosting element. Lastly, capitalized implementation costs should be presented on the statement of condition in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented.
This guidance became effective for the Bank for the interim and annual periods on January 1, 2020, and was adopted on a prospective basis. The adoption of this guidance did not have any effect on the Bank’s financial condition, results of operations, or cash flows.
Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13)

On August 28, 2018, the FASB issued amended guidance that modifies the disclosure requirements for fair value measurements to improve disclosure effectiveness. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2020. The adoption of this guidance did not have any effect on the Bank’s financial condition, results of operations, or cash flows; however, it will reduce certain disclosures.
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

The FASB issued subsequent amendments to clarify the scope of the credit losses standard and address issues including, but not limited to, accrued interest receivable balances, recoveries, variable interest rates and prepayments. All of this guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2020 and was adopted on a modified-retrospective basis. Upon adoption, the Bank recorded no credit losses on its advances, standby letters of credit, and other extensions of credit to borrowers (collectively, credit products) as well as its investment portfolio. For its mortgage loans held for portfolio, the Bank recorded an immaterial decrease in its allowance for credit losses through a cumulative-effect adjustment to retained earnings on January 1, 2020. This decrease was attributable to recoveries on mortgage loans that were previously written down and have had their collateral values subsequently improve, partially offset by the incorporation of lifetime credit losses on its mortgage loan portfolio.

Note 3 — Cash and Due from Banks

Cash and due from banks includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank.
COMPENSATING BALANCES
The Bank maintains collected cash balances with commercial banks in return for certain services. These arrangements contain no legal restrictions on the withdrawal of funds. Average collected cash balances were $100 million and $63 million for the years ended December 31, 2019 and 2018.

PASS-THROUGH DEPOSIT RESERVES

The Bank acted as a pass-through correspondent for certain member institutions required to deposit reserves with the Federal Reserve Bank of Chicago until this service was discontinued in October 2019. As a result, at December 31, 2019, the Bank had no pass-through deposit reserves. At December 31, 2018, pass-through deposit reserves amounted to $30 million.

Note 4 — Trading Securities

MAJOR SECURITY TYPES

Trading securities were as follows (dollars in millions):

	December 31,
	2019	2018
Non-mortgage-backed securities
Other U.S. obligations[1]	$150	$159
GSE and Tennessee Valley Authority obligations	60	57
Other[2]	259	266
Total non-mortgage-backed securities	469	482
Mortgage-backed securities
GSE multifamily	419	433
Total fair value	$888	$915

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Consists of taxable municipal bonds.

NET GAINS (LOSSES) ON TRADING SECURITIES

The Bank did not sell any trading securities during the years ended December 31, 2019, 2018, and 2017. During the year ended December 31, 2019, the Bank recorded net holding gains of $28 million on its trading securities, compared to net holding losses of $15 million and net holding gains of $1 million for the same periods in 2018 and 2017.

Note 5 — Available-for-Sale Securities

MAJOR SECURITY TYPES

AFS securities were as follows (dollars in millions):

	December 31, 2019
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$2,122	$6	$(1)	$2,127
GSE and Tennessee Valley Authority obligations	1,034	26	—	1,060
State or local housing agency obligations	761	—	(5)	756
Other[3]	276	9	—	285
Total non-mortgage-backed securities	4,193	41	(6)	4,228
Mortgage-backed securities
U.S. obligations single-family[2]	4,044	17	(2)	4,059
GSE single-family	646	4	(1)	649
GSE multifamily	7,720	13	(18)	7,715
Total mortgage-backed securities	12,410	34	(21)	12,423
Total	$16,603	$75	$(27)	$16,651

	December 31, 2018
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$2,597	$8	$(3)	$2,602
GSE and Tennessee Valley Authority obligations	1,012	26	—	1,038
State or local housing agency obligations	820	—	(6)	814
Other[3]	264	11	—	275
Total non-mortgage-backed securities	4,693	45	(9)	4,729
Mortgage-backed securities
U.S. obligations single-family[2]	4,459	25	(1)	4,483
GSE single-family	794	6	(4)	796
GSE multifamily	8,986	36	(11)	9,011
Total mortgage-backed securities	14,239	67	(16)	14,290
Total	$18,932	$112	$(25)	$19,019

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

3	Consists of taxable municipal bonds and/or Private Export Funding Corporation (PEFCO) bonds.

UNREALIZED LOSSES

The following tables summarize AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$196	$—	$706	$(1)	$902	$(1)
State or local housing agency obligations	57	—	344	(5)	401	(5)
Total non-mortgage-backed securities	253	—	1,050	(6)	1,303	(6)
Mortgage-backed securities
U.S. obligations single-family[1]	169	—	564	(2)	733	(2)
GSE single-family	133	—	104	(1)	237	(1)
GSE multifamily	2,001	(8)	2,766	(10)	4,767	(18)
Total mortgage-backed securities	2,303	(8)	3,434	(13)	5,737	(21)
Total	$2,556	$(8)	$4,484	$(19)	$7,040	$(27)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$533	$(1)	$311	$(2)	$844	$(3)
State or local housing agency obligations	211	—	586	(6)	797	(6)
Total non-mortgage-backed securities	744	(1)	897	(8)	1,641	(9)
Mortgage-backed securities
U.S. obligations single-family[1]	646	(1)	—	—	646	(1)
GSE single-family	115	—	209	(4)	324	(4)
GSE multifamily	3,239	(8)	718	(3)	3,957	(11)
Total mortgage-backed securities	4,000	(9)	927	(7)	4,927	(16)
Total	$4,744	$(10)	$1,824	$(15)	$6,568	$(25)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31, 2019		December 31, 2018
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$92	$92	$74	$74
Due after one year through five years	2,099	2,110	1,314	1,323
Due after five years through ten years	1,294	1,302	2,497	2,506
Due after ten years	708	724	808	826
Total non-mortgage-backed securities	4,193	4,228	4,693	4,729
Mortgage-backed securities	12,410	12,423	14,239	14,290
Total	$16,603	$16,651	$18,932	$19,019

NET GAINS (LOSSES) FROM SALE OF AFS SECURITIES

During the years ended December 31, 2019, 2018, and 2017, the Bank did not sell any AFS securities.

Note 6 — Held-to-Maturity Securities

MAJOR SECURITY TYPES

HTM securities were as follows (dollars in millions):

	December 31, 2019
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$384	$72	$—	$456
State or local housing agency obligations	221	1	(1)	221
Total non-mortgage-backed securities	605	73	(1)	677
Mortgage-backed securities
U.S. obligations single-family[2]	5	—	—	5
U.S. obligations commercial[2]	1	—	—	1
GSE single-family	1,752	4	(7)	1,749
Private-label	7	—	—	7
Total mortgage-backed securities	1,765	4	(7)	1,762
Total	$2,370	$77	$(8)	$2,439

	December 31, 2018
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$389	$48	$(2)	$435
State or local housing agency obligations	391	1	(1)	391
Total non-mortgage-backed securities	780	49	(3)	826
Mortgage-backed securities
U.S. obligations single-family[2]	9	—	—	9
U.S. obligations commercial[2]	1	—	—	1
GSE single-family	2,192	4	(21)	2,175
Private-label	10	—	—	10
Total mortgage-backed securities	2,212	4	(21)	2,195
Total	$2,992	$53	$(24)	$3,021

1	Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

UNREALIZED LOSSES

The following tables summarize HTM securities with unrealized losses by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
State or local housing agency obligations	$—	$—	$150	$(1)	$150	$(1)
Total non-mortgage-backed securities	—	—	150	(1)	150	(1)
Mortgage-backed securities
U.S. obligations single-family[1]	5	—	—	—	5	—
GSE single-family	392	(1)	1,007	(6)	1,399	(7)
Private-label	—	—	4	—	4	—
Total mortgage-backed securities	397	(1)	1,011	(6)	1,408	(7)
Total	$397	$(1)	$1,161	$(7)	$1,558	$(8)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$69	$(2)	$—	$—	$69	$(2)
State or local housing agency obligations	50	—	152	(1)	202	(1)
Total non-mortgage-backed securities	119	(2)	152	(1)	271	(3)
Mortgage-backed securities
U.S. obligations single-family[1]	3	—	—	—	3	—
U.S. obligations commercial[1]	—	—	1	—	1	—
GSE single-family	611	(1)	1,008	(20)	1,619	(21)
Private-label	—	—	6	—	6	—
Total mortgage-backed securities	614	(1)	1,015	(20)	1,629	(21)
Total	$733	$(3)	$1,167	$(21)	$1,900	$(24)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

CONTRACTUAL MATURITY

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31, 2019		December 31, 2018
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$—	$—	$9	$9
Due after one year through five years	—	—	64	65
Due after five years through ten years	412	446	332	353
Due after ten years	193	231	375	399
Total non-mortgage-backed securities	605	677	780	826
Mortgage-backed securities	1,765	1,762	2,212	2,195
Total	$2,370	$2,439	$2,992	$3,021

Note 7 — Other-Than-Temporary Impairment

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. As part of its evaluation of securities for OTTI, the Bank considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank will recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the reporting date. For securities in an unrealized loss position that meet neither of these conditions, the Bank performs analyses to determine if any of these securities are other-than-temporarily impaired. The analysis of the Bank’s AFS and HTM investment securities in an unrealized loss position at December 31, 2019 is discussed below:

•
Other U.S. obligations and GSE obligations. The strength of the issuers’ guarantees through direct obligations or support from the U.S. Government was sufficient to protect the Bank from losses based on current expectations. The Bank expects to recover the amortized cost bases on these securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at December 31, 2019.

•
State or local housing agency obligations. The creditworthiness of the issuers and the strength of the underlying collateral and credit enhancements were sufficient to protect the Bank from losses based on current expectations. The Bank does not intend to sell these securities nor is it more likely than not that it will be required to sell these securities before recovery of their amortized cost bases. As such, the Bank did not consider these securities to be other-than-temporarily impaired at December 31, 2019.

•
Private-label mortgage-backed securities. On a quarterly basis, the Bank engages other designated FHLBanks to perform cash flow analyses on its private-label MBS. As of December 31, 2019, the Bank compared the present value of cash flows expected to be collected with respect to its private-label MBS to the amortized cost bases of the securities to determine whether a credit loss existed. At December 31, 2019, the Bank’s cash flow analyses for private-label MBS did not project any credit losses. The Bank does not intend to sell its private-label MBS nor is it more likely than not that the Bank will be required to sell its private-label MBS before recovery of their amortized cost bases. As a result, the Bank did not consider any of its private-label MBS to be other-than-temporarily impaired at December 31, 2019.

Note 8 — Advances

The Bank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics, and optionality. Fixed rate advances generally have maturities ranging from overnight to 30 years. Variable rate advances generally have maturities ranging from one year to 20 years, where the interest rates reset periodically to a specified interest rate index such as LIBOR, SOFR, or other specified index.

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	December 31, 2019		December 31, 2018
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$1	2.73%	$2	3.63%
Due in one year or less	35,432	1.97	50,561	2.61
Due after one year through two years	21,959	2.23	23,946	2.61
Due after two years through three years	8,693	2.33	17,582	2.73
Due after three years through four years	5,109	2.51	4,091	2.73
Due after four years through five years	5,978	2.17	6,814	2.76
Thereafter	3,013	2.72	3,417	2.96
Total par value	80,185	2.16%	106,413	2.66%
Premiums	25		38
Discounts	(6)		(8)
Fair value hedging adjustments	156		(120)
Total	$80,360		$106,323

The following table summarizes advances by year of redemption term or next call date for callable advances, and by year of redemption term or next put date for putable advances (dollars in millions):

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
	2019	2018	2019	2018
Overdrawn demand deposit accounts	$1	$2	$1	$2
Due in one year or less	53,156	77,931	36,278	50,617
Due after one year through two years	11,967	11,087	22,101	24,060
Due after two years through three years	5,427	10,423	8,730	17,628
Due after three years through four years	3,802	2,357	5,004	4,078
Due after four years through five years	3,461	2,444	5,069	6,722
Thereafter	2,371	2,169	3,002	3,306
Total par value	$80,185	$106,413	$80,185	$106,413

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2019 and 2018, the Bank had callable advances outstanding totaling $25.5 billion and $35.6 billion.

The Bank also offers putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise date. Generally these put options are exercised when interest rates increase relative to contractual rates. At December 31, 2019 and 2018, the Bank had putable advances outstanding totaling $1.4 billion and $283 million.

PREPAYMENT FEES

The Bank generally charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. For certain advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of fair value hedging adjustments in advance interest income on the Statements of Income. The Bank recorded prepayments fees on advances, net of $9 million, $8 million, and $2 million for the years ended December 31, 2019, 2018, and 2017.

ADVANCE CONCENTRATIONS

The Bank’s advances are concentrated in commercial banks, savings institutions, and insurance companies. At December 31, 2019 and 2018, the Bank had outstanding advances of $25.5 billion and $49.6 billion to Wells Fargo Bank, N.A. who individually held 10 percent or more of the Bank’s advances, which represented 32 percent and 47 percent of the total principal amount of outstanding advances. For information related to the Bank’s credit risk exposure on advances, refer to “Note 10 — Allowance for Credit Losses.”

Note 9 — Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio includes conventional mortgage loans and government-guaranteed or -insured mortgage loans obtained through the MPF program and the MPP. The MPF program, which represented 98 and 97 percent of the Bank’s mortgage loans held for portfolio at December 31, 2019 and December 31, 2018, involves investment by the Bank in single-family mortgage loans held for portfolio that are either purchased from PFIs or funded by the Bank through PFIs. MPF loans may also be acquired through participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank’s MPF PFIs generally originate, service, and credit enhance mortgage loans that are sold to the Bank. MPF PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the MPF PFI to a designated mortgage service provider.

Under the MPP, the Bank acquired single-family mortgage loans that were purchased directly from MPP PFIs. Similar to the MPF program, MPP PFIs generally originated, serviced, and credit enhanced the mortgage loan sold to the Bank. The MPP program represented two and three percent of the Bank’s mortgage loans held for portfolio at December 31, 2019 and December 31, 2018. The Bank does not currently purchase mortgage loans under this program. All loans in this portfolio were originated prior to 2006.

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	December 31,
	2019	2018
Fixed rate, long-term single-family mortgage loans	$8,192	$6,860
Fixed rate, medium-term[1] single-family mortgage loans	1,016	874
Total unpaid principal balance	9,208	7,734
Premiums	125	105
Discounts	(4)	(5)
Basis adjustments from mortgage loan purchase commitments	6	2
Total mortgage loans held for portfolio	$9,335	$7,836
Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$9,334	$7,835

1	Medium-term is defined as a term of 15 years or less.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	December 31,
	2019	2018
Conventional mortgage loans	$8,712	$7,231
Government-insured mortgage loans	496	503
Total unpaid principal balance	$9,208	$7,734

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

The Bank is required by regulation to obtain sufficient collateral to fully secure its advances and other credit products. The estimated value of the collateral required to secure each borrower’s credit products is calculated by applying collateral discounts, or haircuts, to the unpaid principal or market value, if available, of the collateral. Eligible collateral includes (i) fully disbursed whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages, (ii) loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Government National Mortgage Association, (iii) cash deposited with the Bank, and (iv) other real estate-related collateral acceptable to the Bank, such as second lien mortgages, home equity lines of credit, tax-exempt municipal securities, and commercial real estate mortgages, provided such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. Community financial institutions may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that the Bank has a lien on each member’s capital stock investment; however, capital stock cannot be pledged as collateral to secure credit exposures.

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its credit products. At December 31, 2019 and 2018, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding extensions of credit.

At December 31, 2019 and 2018, none of the Bank’s credit products were past due, on non-accrual status, or considered impaired. In addition, there were no TDRs related to credit products during the years ended December 31, 2019 and 2018.

The Bank has never experienced a credit loss on its credit products. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on credit products, management has determined that there were no probable credit losses on its credit products as of December 31, 2019 and 2018. Accordingly, the Bank has not recorded any allowance for credit losses for its credit products.

GOVERNMENT-INSURED MORTGAGE LOANS

The Bank invests in government-insured fixed rate mortgage loans in both the MPF and MPP portfolios that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance. Management views this risk as remote and has never experienced a credit loss on its government-insured mortgage loans. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at December 31, 2019 and 2018. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

•
PMI. At the time of origination, PMI is required on all loans with homeowner equity of less than 20 percent of the original purchase price or appraised value, whichever is less and as applicable to the specific loan.

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

The following table summarizes the allowance for credit losses and recorded investment of the Bank’s conventional mortgage loan portfolio by impairment methodology (dollars in millions):

	December 31,
	2019	2018
Allowance for credit losses
Collectively evaluated for impairment	$1	$1

Recorded investment[1]
Collectively evaluated for impairment	$8,825	$7,306
Individually evaluated for impairment, without a related allowance	49	54
Total recorded investment	$8,874	$7,360

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

CREDIT QUALITY INDICATOR AND OTHER DELINQUENCY STATISTICS

The key credit quality indicator for mortgage loans is payment status. The tables below present the payment status of mortgage loans based on recorded investment as well as other delinquency statistics (dollars in millions):

	December 31, 2019
Payment status	Conventional MPF/MPP	Government-Guaranteed or -Insured[6]	Total
Past due 30 - 59 days	$57	$20	$77
Past due 60 - 89 days	14	5	19
Past due 90 - 179 days	10	4	14
Past due 180 days or more	10	3	13
Total past due mortgage loans	91	32	123
Total current mortgage loans	8,783	477	9,260
Total recorded investment of mortgage loans[1]	$8,874	$509	$9,383

In process of foreclosure (included above)[2]	$5	$1	$6
Serious delinquency rate[3]	—%	1%	—%
Past due 90 days or more and still accruing interest[4]	$—	$7	$7
Non-accrual mortgage loans[5]	$31	$—	$31

	December 31, 2018
Payment status	Conventional MPF/MPP	Government-Guaranteed or -Insured[6]	Total
Past due 30 - 59 days	$49	$17	$66
Past due 60 - 89 days	14	5	19
Past due 90 - 179 days	11	4	15
Past due 180 days or more	13	4	17
Total past due mortgage loans	87	30	117
Total current mortgage loans	7,273	486	7,759
Total recorded investment of mortgage loans[1]	$7,360	$516	$7,876

In process of foreclosure (included above)[2]	$8	$2	$10
Serious delinquency rate[3]	—%	2%	—%
Past due 90 days or more and still accruing interest[4]	$—	$8	$8
Non-accrual mortgage loans[5]	$36	$—	$36

1	Represents the unpaid principal balance adjusted for accrued interest, unamortized premiums, discounts, basis adjustments, and direct write-downs.

2
Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans depending on their payment status.

3	Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total recorded investment.

4	Represents government-insured mortgage loans that are 90 days or more past due.

5	Represents conventional mortgage loans that are 90 days or more past due or TDRs.

6	The Bank did not record any allowance for credit losses on government-guaranteed or -insured mortgage loans at December 31, 2019 and 2018.

INDIVIDUALLY EVALUATED IMPAIRED LOANS

As previously described, the Bank evaluates certain conventional mortgage loans for impairment individually. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

The Bank did not recognize any interest income on impaired loans during the years ended December 31, 2019, 2018, and 2017.

During the years ended December 31, 2019 and 2018, the average recorded investment of conventional impaired loans without an allowance was $52 million and $58 million.

TERM SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Term securities purchased under agreements to resell are considered collateralized financing agreements and represent short-term investments. The terms of these investments are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Otherwise, the dollar value of the resale agreement will decrease accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement will be charged to earnings to establish an allowance for credit losses. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for its term securities purchased under agreements to resell at December 31, 2019 and 2018.

OFF-BALANCE SHEET CREDIT EXPOSURES

At December 31, 2019 and 2018, the Bank did not record a liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the Bank’s off-balance sheet credit exposures, see “Note 18 — Commitments and Contingencies.”

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

Derivative financial instruments are used by the Bank to achieve its financial and risk management objectives. The Bank reevaluates its hedging strategies periodically and may change the hedging techniques it uses or may adopt new strategies. The most common ways in which the Bank uses derivatives are to:

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

TYPES OF DERIVATIVES

The Bank may use the following derivative instruments:

•
Interest Rate Swaps. An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable interest rate index for the same period of time. The variable interest rate received or paid by the Bank in derivative transactions is LIBOR.

•
Options. An option is an agreement between two entities that conveys the right, but not the obligation, to engage in a future transaction on some underlying security or other financial asset at an agreed upon price during a certain period of time or on a specific date. Premiums or swap fees paid to acquire options are considered the fair value of the option at inception of the hedge and are reported as derivative assets on the Statements of Condition.

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

•
Futures/Forwards Contracts. Futures and forwards contracts give the buyer the right to buy or sell a specific type of asset at a specific time at a given price. For example, certain mortgage purchase commitments entered into by the Bank are considered derivatives. The Bank may hedge these commitments by selling “to-be-announced” (TBA) MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price.

TYPES OF HEDGED ITEMS

The Bank may have the following types of hedged items:

•
Investment Securities. The Bank primarily invests in other U.S. obligations, GSE and Tennessee Valley Authority obligations, state or local housing agency obligations, and MBS, and classifies them as either trading, AFS, or HTM. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. To manage interest rate risk, the Bank may fund investment securities with callable consolidated obligations or utilize interest rate swaps, caps, floors, or swaptions. Derivatives held by the Bank that are associated with trading and HTM securities, if applicable, are designated as economic hedges and derivatives held by the Bank associated with AFS securities may be designated as either a fair value or economic hedge.

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	December 31, 2019			December 31, 2018
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$37,684	$31	$159	$47,316	$83	$115
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	1,038	8	43	1,321	20	24
Forward settlement agreements (TBAs)	122	—	—	98	—	—
Mortgage loan purchase commitments	127	—	—	101	1	—
Total derivatives not designated as hedging instruments	1,287	8	43	1,520	21	24
Total derivatives before netting and collateral adjustments	$38,971	39	202	$48,836	104	139
Netting adjustments and cash collateral[1]		63	(201)		(46)	(130)
Total derivative assets and derivative liabilities		$102	$1		$58	$9

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. At December 31, 2019 and 2018, cash collateral posted by the Bank and related accrued interest was $264 million and $121 million. At December 31, 2019, the Bank held no cash collateral and related accrued interest from clearing agents and/or counterparties. At December 31, 2018, the Bank held cash collateral and related accrued interest from clearing agents and/or counterparties of $37 million.

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

The following tables summarize the income effect from fair value hedging relationships recorded in either net interest income or other income as well as total income (expense) by product recorded on the Statements of Income (dollars in millions):

	For the Year Ended December 31, 2019
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$2,466	$506	$(2,289)
Net interest income effect from fair value hedging relationships
Interest rate contracts
Derivatives[2]	(223)	(233)	188
Hedged items[3]	276	224	(357)
Total net interest income effect from fair value hedging relationships	$53	$(9)	$(169)

	For the Year Ended December 31, 2018
	Interest Income (Expense)			Other Income
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Net Gains (Losses) on Derivatives and Hedging Activities
Total income (expense) recorded on the Statements of Income[1]	$2,443	$504	$(2,095)	$19
Net income effect from fair value hedging relationships
Interest rate contracts
Derivatives[4]	47	(22)	(217)	203
Hedged items[5]	7	4	(2)	(200)
Total net income effect from fair value hedging relationships	$54	$(18)	$(219)	$3

	For the Year Ended December 31, 2017
	Interest Income (Expense)			Other Income
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Net Gains (Losses) on Derivatives and Hedging Activities
Total income (expense) recorded on the Statements of Income[1]	$1,589	$368	$(1,239)	$12
Net income effect from fair value hedging relationships
Interest rate contracts
Derivatives[4]	(70)	(93)	6	85
Hedged items[5]	(3)	(2)	5	(74)
Total net income effect from fair value hedging relationships	$(73)	$(95)	$11	$11

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

The following table summarizes cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	December 31, 2019
Line Item on Statements of Condition	Amortized Cost of Hedged Asset/ Liability[1]	Changes in Fair Value for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Adjustments
Advances	$14,806	$146	$10	$156
Available-for-sale securities	6,221	167	—	167
Consolidated obligation bonds	20,256	16	(15)	1

1    Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

The following table summarizes the components of “Net gains (losses) on derivatives and hedging activities” as presented on the Statements of Income (dollars in millions). For periods prior to January 1, 2019, net gains (losses) representing hedge ineffectiveness for fair value hedging relationships were recorded in “Net gains (losses) on derivatives and hedging activities.” Beginning on January 1, 2019, changes in the fair value of the derivative and the hedged item in a fair value hedge relationship are recorded in net interest income.

	For the Years Ended December 31,
	2019	2018	2017
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps		$3	$11
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$(34)	$16	$10
Forward settlement agreements (TBAs)	(5)	2	(2)
Mortgage loan purchase commitments	5	(2)	2
Net interest settlements	(1)	(3)	(12)
Total net gains (losses) related to derivatives not designated as hedging instruments	(35)	13	(2)
Price alignment amount[1]	—	3	3
Net gains (losses) on derivatives and hedging activities	$(35)	$19	$12

1
This amount represents interest on variation margin which is a component of the derivative fair value for cleared transactions. The amounts reported for the year ended December 31, 2019 reflect the price alignment amounts on variation margin for daily settled derivative contracts not designated as hedging instruments. The amounts recorded for the year ended December 31, 2019 were less than $1 million. The price alignment amounts on variation margin for daily settled derivative contracts designated as hedging instruments are recorded in the same line item as the earnings effect of the hedged item. The amounts reported for the year ended December 31, 2018 and 2017 reflect the price alignment amounts on variation margin for all daily settled derivative contracts.

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a nationally recognized statistical rating organization, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2019 was $1 million, for which the Bank was not required to post collateral in the normal course of business. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would not have been required to deliver additional collateral to its uncleared derivatives counterparties at December 31, 2019.

For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Bank utilizes one Clearinghouse, CME Clearing, for all cleared derivative transactions. CME Clearing notifies the clearing agent of the required initial margin and daily variation margin requirements, and the clearing agent in turn notifies the Bank.

The Clearinghouse determines initial margin requirements which are considered cash collateral. Generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at December 31, 2019. Variation margin requirements with CME Clearing are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	December 31, 2019
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$34	$(28)	$—	$6
Cleared derivatives	5	91	—	96
Total	$39	$63	$—	$102
Derivative Liabilities
Uncleared derivatives	$199	$(198)	$—	$1
Cleared derivatives	3	(3)	—	—
Total	$202	$(201)	$—	$1

	December 31, 2018
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$96	$(96)	$1	$1
Cleared derivatives	7	50	—	57
Total	$103	$(46)	$1	$58
Derivative Liabilities
Uncleared derivatives	$119	$(110)	$—	$9
Cleared derivatives	20	(20)	—	—
Total	$139	$(130)	$—	$9

1    Represents derivative assets and derivative liabilities prior to netting adjustments and cash collateral.

2     Represents mortgage loan purchase commitments not subject to enforceable netting requirements.

Note 12 — Deposits
The Bank offers demand and overnight deposits as well as short-term interest bearing deposits to members and to qualifying non-members. Deposits classified as demand and overnight pay interest based on a daily interest rate. Short-term interest bearing deposits pay interest based on a fixed rate determined at the issuance of the deposit. Average interest rates paid on interest-bearing deposits were 1.47 percent, 1.48 percent, and 0.59 percent for the years ended December 31, 2019, 2018, and 2017.

The following table details the Bank’s interest bearing and non-interest bearing deposits (dollars in millions):

	December 31,
	2019	2018
Interest-bearing
Demand and overnight	$860	$823
Term	127	153
Non-interest-bearing
Demand	125	94
Total	$1,112	$1,070

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At December 31, 2019 and 2018, the total par value of outstanding consolidated obligations of the FHLBanks was $1,025.9 billion and $1,031.6 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	December 31, 2019		December 31, 2018
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$29,592	1.65%	$43,052	2.34%
Discounts and concessions[1]	(61)		(173)
Total	$29,531		$42,879

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	December 31, 2019		December 31, 2018
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$58,106	1.81%	$53,247	2.08%
Due after one year through two years	16,997	1.91	22,326	2.50
Due after two years through three years	3,907	2.35	9,478	1.97
Due after three years through four years	3,083	2.53	1,881	2.53
Due after four years through five years	3,503	3.03	2,224	2.58
Thereafter	5,777	3.00	4,868	3.51
Total par value	91,373	1.99%	94,024	2.26%
Premiums	217		152
Discounts and concessions[1]	(38)		(48)
Fair value hedging adjustments	1		(356)
Total	$91,553		$93,772

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	December 31,
	2019	2018
Non-callable or non-putable	$87,246	$89,549
Callable	4,127	4,475
Total par value	$91,373	$94,024

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

	December 31,
Year of Contractual Maturity or Next Call Date	2019	2018
Due in one year or less	$60,639	$55,672
Due after one year through two years	17,643	22,696
Due after two years through three years	4,410	9,333
Due after three years through four years	2,788	1,656
Due after four years through five years	3,376	1,864
Thereafter	2,517	2,803
Total par value	$91,373	$94,024

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

There was no shortfall, as described above, in 2019, 2018, or 2017. If an FHLBank finds that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make any such application in 2019, 2018, or 2017.

The following table presents a rollforward of the Bank’s AHP liability (dollars in millions):

	For the Years Ended December 31,
	2019	2018	2017
Balance, beginning of year	$153	$142	$116
Assessments	44	53	60
Disbursements, net[1]	(40)	(42)	(34)
Balance, end of year	$157	$153	$142

1	Includes $2 million of funds reimbursed to the AHP during 2018.

Note 15 — Capital

CAPITAL STOCK

The Bank’s capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. The Bank generally issues a single class of capital stock (Class B capital stock) and has two subclasses of Class B capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding on the Bank’s Statements of Condition. All capital stock issued is subject to a notice of redemption period of five years.

The capital stock requirements established in the Bank’s Capital Plan are designed so that the Bank can remain adequately capitalized as member activity changes. The Bank’s Board of Directors may make adjustments to the capital stock requirements within ranges established in the Capital Plan.

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days’ written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At December 31, 2019 and 2018, the Bank’s excess capital stock outstanding was less than $1 million.

MANDATORILY REDEEMABLE CAPITAL STOCK

At December 31, 2019 and 2018, the Bank’s mandatorily redeemable capital stock totaled $206 million and $255 million. The Bank recorded interest expense on mandatorily redeemable capital stock of $12 million, $18 million, and $17 million for the years ended December 31, 2019, 2018, and 2017.

As a result of the final rule on membership issued by the Finance Agency effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance companies ineligible for FHLBank membership. Captive insurance company members that were admitted as members prior to September 12, 2014, will have their memberships terminated no later than February 19, 2021. On the effective date of the final rule, the Bank reclassified the total outstanding capital stock held by all of the captive insurance companies that were Bank members, to mandatorily redeemable capital stock. For more information on the Bank’s mandatorily redeemable capital stock, see “Note 1 — Summary of Significant Accounting Policies.”

The following table summarizes changes in mandatorily redeemable capital stock (dollars in millions):

	For the Years Ended December 31,
	2019	2018	2017
Balance, beginning of period	$255	$385	$664
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	11	53	44
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(60)	(183)	(323)
Balance, end of period	$206	$255	$385

The following table summarizes the Bank’s mandatorily redeemable capital stock by year of contractual redemption (dollars in millions):

	December 31,
Year of Contractual Redemption[1]	2019	2018
Due in one year or less	$—	$2
Due after one year through two years	1	—
Due after two years through three years	11	1
Due after three years through four years	5	10
Due after four years through five years	—	18
Thereafter[2]	175	210
Past contractual redemption date due to outstanding activity with the Bank	14	14
Total	$206	$255

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

RESTRICTED RETAINED EARNINGS

The Bank entered into a JCE Agreement with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At December 31, 2019 and 2018, the Bank’s restricted retained earnings account totaled $504 million and $427 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in AOCI (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 5)	Pension and postretirement benefits (Note 16)	Total AOCI
Balance, December 31, 2016	$(14)	$(4)	$(18)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	132	—	132
Net current period other comprehensive income (loss)	132	—	132
Balance, December 31, 2017	118	(4)	114
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(31)	—	(31)
Reclassification from AOCI to net income
Amortization - pension and postretirement	—	1	1
Net current period other comprehensive income (loss)	(31)	1	(30)
Balance, December 31, 2018	87	(3)	84
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(39)	—	(39)
Reclassification from AOCI to net income
Amortization - pension and postretirement	—	(1)	(1)
Net current period other comprehensive income (loss)	(39)	(1)	(40)
Balance, December 31, 2019	$48	$(4)	$44

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at December 31, 2019 and 2018.

If the Bank’s capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations.

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions) as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$1,138	$6,888	$1,146	$7,719
Regulatory capital	$5,184	$6,888	$5,861	$7,719
Leverage capital	$6,480	$10,332	$7,326	$11,579
Capital-to-assets ratio	4.00%	5.31%	4.00%	5.27%
Leverage ratio	5.00%	7.97%	5.00%	7.90%

CAPITAL CLASSIFICATION DETERMINATION

The Bank is subject to the Finance Agency’s regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, establishes criteria for four capital classifications (adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. The Bank satisfied these requirements at December 31, 2019, and was classified as adequately capitalized. If the Bank becomes classified into a capital classification other than adequately capitalized, it will be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

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

The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2018. The Bank’s contributions for the plan years ended June 30, 2018 and June 30, 2017 were not more than five percent of the total contributions to the Pentegra DB Plan.

The following table summarizes the net pension cost and funded status of the Pentegra DB Plan (dollars in millions):

	2019	2018	2017
Net pension cost[1]	$2	$1	$—
Pentegra DB Plan’s funded status as of July 1	108.59%	109.86%	111.30%
Des Moines Bank DB Plan’s funded status as of July 1	102.81%	107.53%	106.65%
Seattle Bank DB Plan’s funded status as of July 1	103.62%	106.00%	109.81%

1
Represents the net pension cost charged to compensation and benefits expense on the Statements of Income for the years ended December 31, 2019, 2018, and 2017. The amounts recorded for the year ended December 31, 2017 were less than $1 million.

The Pentegra DB Plan’s funded status as of July 1, 2019 is preliminary and may further increase because plan participants are permitted to make contributions for the plan year ended June 30, 2019 through March 31, 2020. Contributions made on or before March 15, 2020, and designated for the plan year ended June 30, 2019, will be included in the final valuation as of July 1, 2019. The final funded status as of July 1, 2019 will not be available until the Form 5500 for the plan year July 1, 2019 through June 30, 2020 is filed (this Form 5500 is due to be filed no later than April 2021).

The Pentegra DB Plan’s funded status as of July 1, 2018 includes all contributions made by plan participants through March 15, 2019. The final funded status as of July 1, 2018 will not be available until the Form 5500 for the plan year July 1, 2018 through June 30, 2019 is filed (this Form 5500 is due to be filed no later than April 2020).
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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications would be reported as transfers in/out as of the beginning of the quarter in which the changes occur. The Bank had no transfers of assets or liabilities between fair value levels during the years ended December 31, 2019, 2018, or 2017.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments at December 31, 2019 (dollars in millions). The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio on a non-recurring basis. The Bank records all other financial assets and liabilities at amortized cost. The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]	Total
Assets
Cash and due from banks	$1,029	$1,029	$—	$—	$—	$1,029
Interest-bearing deposits	1	—	1	—	—	1
Securities purchased under agreements to resell	13,950	—	13,950	—	—	13,950
Federal funds sold	4,605	—	4,605	—	—	4,605
Trading securities	888	—	888	—	—	888
Available-for-sale securities	16,651	—	16,651	—	—	16,651
Held-to-maturity securities	2,370	—	2,432	7	—	2,439
Advances	80,360	—	80,576	—	—	80,576
Mortgage loans held for portfolio, net	9,334	—	9,458	52	—	9,510
Accrued interest receivable	195	—	195	—	—	195
Derivative assets, net	102	—	39	—	63	102
Other assets	34	34	—	—	—	34
Liabilities
Deposits	(1,112)	—	(1,112)	—	—	(1,112)
Consolidated obligations
Discount notes	(29,531)	—	(29,532)	—	—	(29,532)
Bonds	(91,553)	—	(92,002)	—	—	(92,002)
Total consolidated obligations	(121,084)	—	(121,534)	—	—	(121,534)
Mandatorily redeemable capital stock	(206)	(206)	—	—	—	(206)
Accrued interest payable	(252)	—	(252)	—	—	(252)
Derivative liabilities, net	(1)	—	(202)	—	201	(1)

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

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments at December 31, 2018 (dollars in millions):

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$119	$119	$—	$—	$—	$119
Interest-bearing deposits	1	—	1	—	—	1
Securities purchased under agreements to resell	4,700	—	4,700	—	—	4,700
Federal funds sold	4,150	—	4,150	—	—	4,150
Trading securities	915	—	915	—	—	915
Available-for-sale securities	19,019	—	19,019	—	—	19,019
Held-to-maturity securities	2,992	—	3,011	10	—	3,021
Advances	106,323	—	106,317	—	—	106,317
Mortgage loans held for portfolio, net	7,835	—	7,749	57	—	7,806
Accrued interest receivable	290	—	290	—	—	290
Derivative assets, net	58	—	104	—	(46)	58
Other assets	27	27	—	—	—	27
Liabilities
Deposits	(1,070)	—	(1,070)	—	—	(1,070)
Borrowing from other FHLBanks	(500)	—	(500)	—	—	(500)
Consolidated obligations
Discount notes	(42,879)	—	(42,870)	—	—	(42,870)
Bonds	(93,772)	—	(93,828)	—	—	(93,828)
Total consolidated obligations	(136,651)	—	(136,698)	—	—	(136,698)
Mandatorily redeemable capital stock	(255)	(255)	—	—	—	(255)
Accrued interest payable	(268)	—	(268)	—	—	(268)
Derivative liabilities, net	(9)	—	(139)	—	130	(9)

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

SUMMARY OF VALUATION TECHNIQUES AND PRIMARY INPUTS

The valuation techniques and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or non-recurring basis on the Statements of Condition are outlined below.

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

As of December 31, 2019 and 2018, multiple prices were received for the majority of the Bank’s trading and AFS investment securities. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Derivative Assets and Liabilities and the Related Hedged Items. The fair value of derivatives is generally estimated using standard valuation techniques such as discounted cash flow analyses and comparisons to similar instruments, and includes variation margin payments for daily settled contracts. In limited instances, fair value estimates for interest-rate related derivatives may be obtained using an external pricing model that utilizes observable market data. The Bank is subject to credit risk in derivatives transactions due to the potential nonperformance of its derivatives counterparties. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral/payments is posted daily, through a clearing agent, for changes in the fair value of cleared derivatives. To mitigate credit risk on uncleared derivatives, the Bank enters into master netting agreements with its counterparties as well as collateral agreements that have collateral delivery thresholds. The Bank has evaluated the potential for the fair value of its derivatives to be affected by counterparty credit risk and its own credit risk and has determined that no adjustments were significant to the overall fair value measurements.

The fair values of the Bank’s derivative assets and derivative liabilities include accrued interest receivable/payable and related cash collateral. The estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of derivatives are netted by clearing agent and/or counterparty if the netting requirements are met. If these netted amounts result in a receivable to the Bank, they are classified as an asset and, if classified as a payable to the clearing agent or counterparty, they are classified as a liability.

The Bank’s discounted cash flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). The Bank uses the following inputs for measuring the fair value of interest-related derivatives:

•	Discount rate assumption. The Bank utilizes the Federal Funds OIS curve.

•	Forward interest rate assumption. The Bank utilizes the LIBOR swap curve.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

For forward settlement agreements (TBAs), the Bank utilizes TBA securities prices that are determined by coupon class and expected term until settlement. For mortgage loan purchase commitments, the Bank utilizes TBA securities prices adjusted for factors such as credit risk and servicing spreads.

For the related hedged items, the fair value is estimated using a discounted cash flow analyses which typically considers the following inputs:

•	Discount rate assumption. The Bank utilizes the designated benchmark interest rate curve.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition at December 31, 2019 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$150	$—	$—	$150
GSE and Tennessee Valley Authority obligations	—	60	—	—	60
Other non-MBS	—	259	—	—	259
GSE multifamily MBS	—	419	—	—	419
Total trading securities	—	888	—	—	888
Available-for-sale securities
Other U.S. obligations	—	2,127	—	—	2,127
GSE and Tennessee Valley Authority obligations	—	1,060	—	—	1,060
State or local housing agency obligations	—	756	—	—	756
Other non-MBS	—	285	—	—	285
U.S. obligations single-family MBS	—	4,059	—	—	4,059
GSE single-family MBS	—	649	—	—	649
GSE multifamily MBS	—	7,715	—	—	7,715
Total available-for-sale securities	—	16,651	—	—	16,651
Derivative assets, net
Interest-rate related	—	39	—	63	102
Other assets	34	—	—	—	34
Total recurring assets at fair value	$34	$17,578	$—	$63	$17,675
Liabilities
Derivative liabilities, net
Interest-rate related	—	(202)	—	201	(1)
Total recurring liabilities at fair value	$—	$(202)	$—	$201	$(1)

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition at December 31, 2018 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
Other U.S. obligations	$—	$159	$—	$—	$159
GSE and Tennessee Valley Authority obligations	—	57	—	—	57
Other non-MBS	—	266	—	—	266
GSE multifamily MBS	—	433	—	—	433
Total trading securities	—	915	—	—	915
Available-for-sale securities
Other U.S. obligations	—	2,602	—	—	2,602
GSE and Tennessee Valley Authority obligations	—	1,038	—	—	1,038
State or local housing agency obligations	—	814	—	—	814
Other non-MBS	—	275	—	—	275
U.S. obligations single-family MBS	—	4,483	—	—	4,483
GSE single-family MBS	—	796	—	—	796
GSE multifamily MBS	—	9,011	—	—	9,011
Total available-for-sale securities	—	19,019	—	—	19,019
Derivative assets, net
Interest-rate related	—	103	—	(46)	57
Mortgage loan purchase agreements	—	1	—	—	1
Total derivative assets, net	—	104	—	(46)	58
Other assets	27	—	—	—	27
Total recurring assets at fair value	$27	$20,038	$—	$(46)	$20,019
Liabilities
Derivative liabilities, net
Interest-rate related	—	(139)	—	130	(9)
Total recurring liabilities at fair value	$—	$(139)	$—	$130	$(9)

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

FAIR VALUE ON A NON-RECURRING BASIS

The Bank measures certain impaired mortgage loans held for portfolio at level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. At December 31, 2019 and 2018, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $2 million and $1 million. These fair values were as of the date the fair value adjustment was recorded during the years ended December 31, 2019 and 2018.

Note 18 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At December 31, 2019 and 2018, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was $904.9 billion and $894.5 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	December 31, 2019			December 31, 2018
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1]	$10,025	$168	$10,193	$9,094
Standby bond purchase agreements	62	757	819	675
Commitments to purchase mortgage loans	127	—	127	101
Commitments to issue bonds	—	—	—	60
Commitments to fund advances	527	—	527	50

1	Excludes commitments to issue standby letters of credit of $34 million and $3 million at December 31, 2019 and 2018.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The original terms of standby letters of credit outstanding at December 31, 2019, range from less than one month to 13 years, currently no later than 2025. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” on the Statements of Condition and amounted to $2 million at both December 31, 2019 and 2018.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of its borrowers. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. All standby letters of credit, similar to advances, are fully collateralized at the time of issuance and subject to member borrowing limits as established by the Bank. Based on management’s credit analyses and collateral requirements, the Bank has deemed it unnecessary to record any additional liability for credit losses on these commitments.

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds. At December 31, 2019, the Bank had standby bond purchase agreements with seven housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2025. During the years ended December 31, 2019, 2018, and 2017, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at December 31, 2019 and 2018 is reported in “Note 11 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Commitments to Issue Bonds. The Bank enters into commitments to issue consolidated obligation bonds and discount notes outstanding in the normal course of its business. At December 31, 2019, the Bank had no commitments to issue consolidated obligation bonds. At December 31, 2018, the Bank had commitments to issue $60 million of consolidated obligation bonds.

Commitments to Fund Advances. The Bank enters into commitments to fund additional advances up to 24 months in the future. At December 31, 2019 and 2018, the Bank had commitments to fund advances of $527 million and $50 million.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a memorandum account called the FLA. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $138 million and $115 million at December 31, 2019 and 2018.
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
On October 3, 2019, the Washington Supreme Court reversed the judgment of the appellate court on the four certificates covered by the Bank’s petition of January 2018 and reinstated the Bank’s claims on those four certificates. Trials for the two cases relating to these reinstated claims have been scheduled for July and August of 2020. With respect to the fifth certificate, on January 30, 2020, the Washington Supreme Court remanded the case to the appellate court for reconsideration in light of the Court’s reversal on the claims for the other four certificates. Other than the private-label MBS litigation, the Bank does not believe any legal proceedings to which it is a party could have a material impact on its financial condition, results of operations, or cash flows.
The Bank records legal expenses related to litigation settlements as incurred in other expense on the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement.  During the year ended December 31, 2019 and 2018, the Bank did not recognize net gains on litigation settlements. During the year ended December 31, 2017, the Bank recognized $21 million in net gains on litigation settlements.

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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	December 31, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total
Advances	$3,337	4	$6,991	7
Mortgage loans	208	2	96	1
Deposits	27	2	12	1
Capital stock	182	4	328	6

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At December 31, 2019 and December 31, 2018, the Bank had the following business concentrations with stockholders (dollars in millions):

	December 31, 2019
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.	$1,029	22	$25,450	$21	$1,059
Superior Guaranty Insurance Company[3]	15	—	—	350	—
Total	$1,044	22	$25,450	$371	$1,059

	December 31, 2018
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.	$1,994	35	$49,575	$25	$1,167
Superior Guaranty Insurance Company[3]	18	—	—	420	—
Total	$2,012	35	$49,575	$445	$1,167

1
Pursuant to applicable Finance Agency regulations, the Bank’s voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank’s capital stock.

2
Represents interest income earned on advances during the years ended December 31, 2019 and December 31, 2018. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

3	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

Note 20 — Activities with Other FHLBanks

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the years ended December 31, 2019, 2018, and 2017 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2019
Atlanta	$—	$565	$(565)	$—
Indianapolis	—	550	(550)	—
Topeka	—	150	(150)	—
	$—	$1,265	$(1,265)	$—

2018
Boston	$—	$800	$(800)	$—
San Francisco	—	300	(300)	—
Dallas	—	500	(500)	—
	$—	$1,600	$(1,600)	$—

2017
Topeka	$—	$50	$(50)	$—
San Francisco	200	—	(200)	—
	$200	$50	$(250)	$—

The following table summarizes borrowing activity from other FHLBanks during the years ended December 31, 2019, 2018, and 2017 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2019
Atlanta	$500	$400	$(900)	$—

2018
Atlanta	$200	$500	$(200)	$500
Boston	400	—	(400)	—
San Francisco	—	500	(500)	—
	$600	$1,000	$(1,100)	$500

2017
Atlanta	$—	$200	$—	$200
Boston	—	400	—	400
	$—	$600	$—	$600

At December 31, 2019, 2018, and 2017, the interest income and expense related to these transactions was immaterial.

Advance Transfers. The Bank may purchase or sell advances from/to other FHLBanks. These transfers are accounted for in the same manner as an advance origination with a member bank. During the year ended December 31, 2017, a member of the Federal Home Loan Bank of Chicago (Chicago Bank) re-designated its charter, and concurrently transferred its Federal Home Loan Bank membership from the Chicago Bank to the Des Moines Bank. In conjunction with this transfer and at request of the member, the Bank purchased $37 million of par value advances outstanding to this member from the Chicago Bank and recorded related premiums of $1 million. There were no advance transfers during the years ended December 31, 2019 and 2018.

Note 21 — Subsequent Events

Subsequent events have been evaluated from January 1, 2020, through the time of the Form 10-K filing with the Securities and Exchange Commission. No material subsequent events requiring disclosure were identified.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
Selected Quarterly Financial Information

The following table presents a summary of our Statements of Condition (dollars in millions):

	2019
Statements of Condition	December 31,	September 30,	June 30,	March 31,
Cash and due from banks	$1,029	$209	$218	$81
Investments[1]	38,465	34,402	39,140	38,271
Advances	80,360	85,009	101,288	99,228
Mortgage loans held for portfolio, net[2]	9,334	8,952	8,324	7,943
Total assets	129,603	129,148	149,474	146,043
Consolidated obligations
Discount notes	29,531	26,716	36,934	44,994
Bonds	91,553	93,611	103,223	91,979
Total consolidated obligations[4]	121,084	120,327	140,157	136,973
Mandatorily redeemable capital stock	206	202	203	237
Total liabilities	122,877	122,305	141,997	138,684
Capital stock — Class B putable	4,517	4,676	5,304	5,182
Retained earnings	2,165	2,131	2,120	2,092
Accumulated other comprehensive income (loss)	44	36	53	85
Total capital	6,726	6,843	7,477	7,359

	2018
Statements of Condition	December 31,	September 30,	June 30,	March 31,
Cash and due from banks	$119	$155	$201	$194
Investments[1]	31,777	35,139	33,019	33,370
Advances	106,323	100,787	109,963	108,253
Mortgage loans held for portfolio, net[3]	7,835	7,549	7,310	7,112
Total assets	146,515	144,095	150,981	149,347
Consolidated obligations
Discount notes	42,879	42,101	43,122	33,930
Bonds	93,772	92,998	98,468	106,204
Total consolidated obligations[5]	136,651	135,099	141,590	140,134
Mandatorily redeemable capital stock	255	277	373	356
Total liabilities	138,967	136,790	143,442	141,912
Capital stock — Class B putable	5,414	5,163	5,420	5,372
Retained earnings	2,050	2,019	1,977	1,904
Accumulated other comprehensive income (loss)	84	123	142	159
Total capital	7,548	7,305	7,539	7,435

1	Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, AFS securities, and HTM securities.

2	Includes an allowance for credit losses of $1 million at December 31, 2019, September 30, 2019, June 30, 2019, and March 31, 2019.

3	Includes an allowance for credit losses of $1 million at December 31, 2018, September 30, 2018, and June 30, 2018, and $2 million at March 31, 2018.

4
The total par value of outstanding consolidated obligations of the FHLBanks was $1,025.9 billion, $1,010.3 billion, $1,048.4 billion, and $1,010.9 billion at December 31, 2019, September 30, 2019, June 30, 2019, and March 31, 2019.

5
The total par value of outstanding consolidated obligations of the FHLBanks was $1,031.6 billion, $1,019.1 billion, $1,059.9 billion, and $1,019.2 billion at December 31, 2018, September 30, 2018, June 30, 2018, and March 31, 2018.

The following tables present a summary of our Statements of Income (dollars in millions):

	For the Three Months Ended
	2019
Statements of Income	December 31,	September 30,	June 30,	March 31,
Net interest income	$141	$129	$147	$159
Other income (loss)[1]	9	3	3	5
Other expense[2]	43	43	43	39
AHP assessments	11	9	11	13
Net income	96	80	96	112

	For the Three Months Ended
	2018
Statements of Income	December 31,	September 30,	June 30,	March 31,
Net interest income	$155	$156	$167	$157
Other income (loss)[1]	(3)	7	8	8
Other expense[2]	41	36	32	33
AHP assessments	11	14	14	14
Net income	100	113	129	118

1	Other income (loss) includes, among other things, net gains (losses) on investment securities and net gains (losses) on derivatives and hedging activities.

2	Other expense includes, among other things, compensation and benefits, professional fees, and contractual services.

Investment Portfolio Analysis

The following table summarizes the carrying value of our investment portfolio (dollars in millions):

	December 31,
	2019	2018	2017
Trading securities
Other U.S. obligations[1]	$150	$159	$197
GSE and Tennessee Valley Authority obligations	60	57	260
Other[2]	259	266	272
Mortgage-backed securities
GSE multifamily	419	433	448
Total trading securities	888	915	1,177
Available-for-sale securities
Other U.S. obligations[1]	2,127	2,602	3,099
GSE and Tennessee Valley Authority obligations	1,060	1,038	1,236
State or local housing agency obligations	756	814	934
Other[2]	285	275	278
Mortgage-backed securities
U.S. obligations single-family[1]	4,059	4,483	3,726
GSE single-family	649	796	988
GSE multifamily	7,715	9,011	10,535
Total available-for-sale securities	16,651	19,019	20,796
Held-to-maturity securities
GSE obligations and Tennessee Valley Authority obligations	384	389	393
State or local housing agency obligations	221	391	454
Mortgage-backed securities
U.S. obligations single-family[1]	5	9	15
U.S. obligations commercial[1]	1	1	2
GSE single-family	1,752	2,192	2,752
Private-label	7	10	12
Total held-to-maturity securities	2,370	2,992	3,628
Interest-bearing deposits	1	1	1
Securities purchased under agreements to resell	13,950	4,700	4,600
Federal funds sold	4,605	4,150	4,250
Total investments	$38,465	$31,777	$34,452

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Represents Private Export Funding Corporation and/or taxable municipal bonds.

The following table summarizes the carrying value and yield characteristics of our investment portfolio on the basis of remaining terms to contractual maturity at December 31, 2019 (dollars in millions):

	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Total
Trading securities
Other U.S. obligations[1]	$—	$53	$—	$97	$150
GSE and Tennessee Valley Authority obligations	—	—	—	60	60
Other[2]	24	109	126	—	259
Mortgage-backed securities
GSE multifamily	—	390	29	—	419
Total trading securities	24	552	155	157	888
Yield on trading securities	4.48%	2.70%	4.61%	4.71%
Available-for-sale securities
Other U.S. obligations	—	1,237	890	—	2,127
GSE and Tennessee Valley Authority obligations	84	565	43	368	1,060
State or local housing agency obligations	8	145	247	356	756
Other[1]	—	163	122	—	285
Mortgage-backed securities
U.S. obligations single-family	—	—	—	4,059	4,059
GSE single-family	—	—	—	649	649
GSE multifamily	45	4,362	3,308	—	7,715
Total available-for-sale securities	137	6,472	4,610	5,432	16,651
Yield on available-for-sale securities	2.00%	2.70%	2.36%	2.39%
Held-to-maturity securities
GSE and Tennessee Valley Authority obligations	—	—	256	128	384
State or local housing agency obligations	—	—	156	65	221
Mortgage-backed securities
U.S. obligations single-family	—	—	—	5	5
U.S. obligations commercial	—	1	—	—	1
GSE single-family	—	6	126	1,620	1,752
Private-label	—	—	2	5	7
Total held-to-maturity securities	—	7	540	1,823	2,370
Yield on held-to-maturity securities	—%	2.30%	3.28%	2.60%
Total investment securities	161	7,031	5,305	7,412	19,909
Interest-bearing deposits	1	—	—	—	1
Securities purchased under agreements to resell	13,950	—	—	—	13,950
Federal funds sold	4,605	—	—	—	4,605
Total investments	$18,717	$7,031	$5,305	$7,412	$38,465

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Represents Private Export Funding Corporation and/or taxable municipal bonds.

At December 31, 2019, we had investments with a carrying value greater than 10 percent of our total capital with the following issuers (dollars in millions):

	Carrying Value	Fair Value
Fannie Mae	$8,951	$8,950
Ginnie Mae	4,064	4,064
CF Secured, LLC	2,000	2,000
Nomura Securities International, Inc.	2,000	2,000
Freddie Mac	1,971	1,970
Cantor Fitzgerald & Co.	1,750	1,750
Daiwa Capital Markets America Inc.	1,500	1,500
Federal Reserve Bank	1,500	1,500
Bank of Nova Scotia	1,350	1,350
Goldman Sachs & Co. LLC	1,250	1,250
HSBC Securities (USA) INC.	1,000	1,000
Tennessee Valley Authority	770	828
Australia and New Zealand Banking Group Limited	700	700
Total	$28,806	$28,862

Loan Portfolio Analysis
The following table presents supplemental information on our mortgage loans held for portfolio (dollars in millions):

	December 31,
	2019	2018	2017	2016	2015
Past due 90 days or more and still accruing interest[1]	$7	$8	$11	$14	$14
Non-accrual mortgage loans[2]	$31	$36	$48	$60	$78
Allowance for credit losses
Balance, beginning of year	$1	$2	$2	$1	$5
Charge-offs[3]	—	—	(1)	(2)	(6)
Recoveries	—	—	1	—	—
Provision (reversal) for credit losses on mortgage loans	—	(1)	—	3	2
Balance, end of year	$1	$1	$2	$2	$1
Non-accrual mortgage loans
Gross interest income that would have been recorded based on original terms during the year	$1
Interest actually recognized into net income during the year	—
Interest shortfall	$1

1	Represents government-insured mortgage loans that are 90 days or more past due.

2
Represents conventional mortgage loans that are 90 days or more past due and troubled debt restructurings. For information related to the Bank’s accounting treatment of non-accrual mortgage loans and troubled debt restructurings, refer to “Note 1 — Summary of Significant Accounting Policies.”

3	The ratio of net charge-offs to average mortgage loans outstanding was less than one percent for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.

Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following table summarizes our short-term borrowings for the years ended December 31, 2019, 2018, and 2017 (dollars in millions):

	Discount Notes[1]			Bonds[2]
	2019	2018	2017	2019	2018	2017
Outstanding at end of the period	$29,531	$42,879	$36,682	$23,458	$3,493	$12,522
Weighted-average rate at end of the period	1.65%	2.34%	1.20%	1.66%	2.25%	1.23%
Daily-average outstanding for the period	$35,527	$38,986	$61,953	$15,583	$8,060	$24,337
Weighted-average rate for the period	2.30%	1.89%	0.84%	2.13%	1.76%	0.85%
Highest outstanding at any month-end	$46,690	$43,122	$80,421	$23,458	$12,037	$39,001

1	Values are derived using the carrying value of discount notes.

2	Values are derived using the par value of bonds.

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the annual period covered by this report. Based on that evaluation, and management’s identification of material weaknesses in our internal control over financial reporting described below, our President and CEO, and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2019.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on its assessment, management determined that due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

These IT deficiencies did not result in a material misstatement to the annual or interim financial statements, however, they could result in a misstatement potentially impacting all financial statement accounts and disclosures that would not be prevented or detected on a timely basis. Also, the deficiencies could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions). In addition, these deficiencies could affect the IT controls and underlying data that support the effectiveness of system-generated data and reports.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Refer to “Item 8. Financial Statements and Supplementary Data - Report of Independent Register Public Accounting Firm” for their audit report.
Remediation of Material Weaknesses in Internal Control over Financial Reporting
Management is committed to improving our overall system of internal control over financial reporting, including taking necessary steps to fully remediate the identified material weaknesses. The following briefly describes certain remediation actions we have taken or plan to take to address these material weaknesses:

1.
Management is re-evaluating IT governance and controls and is in the process of updating procedures related to user access management. During 2019, we designed enhanced user access controls. These controls are designed to ensure appropriate segregation of duties and adequate restrictions on user and privileged access to the Bank’s IT applications, programs, and data. During the first quarter of 2020, we implemented these controls; however, they were not in place as of December 31, 2019 and have not been tested. As a result, the material weakness related to user access management remained outstanding as of December 31, 2019.

2.
Management is re-evaluating IT governance and controls and has updated procedures related to IT change management. During 2019, we designed and implemented enhanced IT change management controls. These controls are designed to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately. While these controls have been implemented and management expects the change in controls to address the material weakness related to effective control over IT change management, testing has not been completed. As a result, the material weakness remained outstanding as of December 31, 2019.

3.
During 2019, training was provided to IT personnel and business process owners focusing on controls related to user access and IT change management. Continued training will be provided focusing on the execution of IT change management controls and to ensure understanding of Bank policies and procedures.

Management believes that the measures described above should be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. We cannot assure you, however, that these steps will remediate such weaknesses, nor can we be certain of whether additional actions will be required or the costs of any such actions.

Changes in Internal Control over Financial Reporting
The remediation activities related to the design of user access controls and the design and implementation of IT change management controls were changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Pursuant to the passage of the Housing and Economic Recovery Act of 2008 (Housing Act), both Member and Independent Directors serve four-year terms. If any person has been elected to three consecutive full terms as a Member or Independent Director of our Board of Directors, the individual is not eligible for election to a Member or Independent Directorship for a term which begins earlier than two years after the expiration of the last expiring four-year term.
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
On an annual basis, our Board of Directors performs an assessment of the directors’ backgrounds, expertise, and qualifications against the skills and qualifications it desires on the Board of Directors. Furthermore, each director annually certifies that he/she continues to meet all applicable statutory and regulatory eligibility and qualification requirements. In connection with the election or appointment of Independent Directors, the Independent Director completes an application to serve on the Board of Directors. As a result of the assessment and as of the filing date of this Form 10-K, nothing has come to the attention of the Board of Directors or management to indicate that any of the current directors do not continue to possess the necessary experience, qualifications, attributes, or skills, as described in each director’s biography.

Information regarding our current directors and executive officers is provided in the following sections. There are no family relationships among our directors or executive officers. The table below shows membership information for the Bank’s Board of Directors at February 29, 2020:

				Expiration of
				Current Term As
		Member or		Director as of	Board
Director	Age	Independent	Director Since	December 31	Committees
James G. Livingston (chair)	54	Member	June 1, 2015	2021	a, b, h, i
Ellen Z. Lamale (vice chair)	66	Independent	January 1, 2012	2023	a, c, f, h
Ruth B. Bennett	67	Independent	June 1, 2015	2020	b, d, h
Karl A. Bollingberg	57	Member	January 1, 2019	2022	c, g, h
Steven L. Bumann	66	Member	January 1, 2015	2021	b, h, i
Cleon P. Butterfield *	65	Independent	January 1, 2020	2023	b, d
Christine H. H. Camp	53	Member	January 1, 2018	2021	a, d, f, h
David J. Ferries	65	Member	June 1, 2015	2022	b, e, h
Chris D. Grimm	61	Member	January 1, 2010	2023	a, e, f
Amy K. Johnson	54	Independent	January 1, 2020	2023	c, g
Teresa J. Keegan	57	Member	January 1, 2012	2023	a, g, i
Michelle M. Keeley	55	Independent	January 1, 2015	2022	a, f, i
John F. Kennedy, Sr. *	64	Independent	May 14, 2007	2020	a, b, c
Joe R. Kesler	64	Member	March 9, 2018	2023	d, f
John A. Klebba	63	Member	January 1, 2018	2021	a, c, g
Lauren M. MacVay	51	Member	January 1, 2018	2021	a, e, g
Michael W. McGowan	51	Independent	June 1, 2015	2023	c, g, h
Elsie M. Meeks	66	Independent	January 1, 2015	2022	a, b, d
Jason A. Meyerhoeffer	53	Member	June 25, 2019	2022	b, i
Cynthia A. Parker	66	Independent	June 1, 2015	2021	f, h, i
J. Benson Porter	54	Member	June 1, 2015	2020	e, g
Robert A. Stuart	51	Member	January 1, 2017	2020	e, f

a)	Executive and Governance Committee

b)	Audit Committee

c)	Risk and Compliance Committee

d)	Housing and Community Investment Committee

e)	Member Committee

f)	Human Resources and Compensation Committee (Compensation Committee)

g)	Business Operations and Technology Committee

h)	Regulatory Committee

i)	Finance Committee

*	Public Interest Independent Director

The following describes the principal occupation, business experience, qualifications, and skills, among other matters of the 22 directors who currently serve on our Board of Directors. Except as otherwise indicated, each Director has been engaged in the principal occupation indicated for at least the past five years.
James G. Livingston, the Board’s chair, has served as executive vice president, senior vice president, and vice president at Zions Bancorporation, National Association, located in Salt Lake City, Utah, since 2017, 2011 and 2005, respectively. Prior to joining Zions in 2005, Mr. Livingston worked for Ziff Brothers Investments, in New York City. He has also been an assistant professor of accounting at Southern Methodist University in Dallas, Texas. Mr. Livingston was elected to the Seattle Bank’s board from the state of Utah in 2007 and served on the Seattle Bank’s board until the Merger in 2015. Mr. Livingston’s position as an officer of a member institution and his involvement and knowledge of auditing, accounting, derivatives, as well as, financial, organizational, and risk management experience, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Executive and Governance Committee.
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
Ruth B. Bennett has served as principal of RB Bennett Enterprises LLC, a real estate brokerage firm and property development company in Oregon and Washington, since 2008. In her role at RB Bennett Enterprises LLC, she develops, builds, and manages affordable housing. From 1973 to 2007, she served in various capacities at the Bonneville Power Administration, a federal electrical utility in Portland, Oregon, including chief operating officer (COO) from 2003 to 2007. Ms. Bennett serves on the board of Vancouver Affordable housing. She is a former board member of Pacific Northern Environmental, First Independent Bank, the regional Columbia-Willamette YMCA, and Pacific Health SW Medical Center where she was a hospital board chair for three years. Ms. Bennett was elected to the Seattle Bank’s board in 2014 and served on the Seattle Bank’s board until the Merger in 2015. Ms. Bennett’s experience in strategic planning, organizational and enterprise risk management, finance, and accounting, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as vice chair of the Audit Committee.
Karl A. Bollingberg has served as loan participation advisor of Alerus Financial in Grand Forks, North Dakota since 2018. In his position as loan participation advisor, Mr. Bollingberg is responsible for building a specialized line of business for Alerus in North Dakota and across the upper Midwest. Prior to his current role, Mr. Bollingberg held various roles at Alerus from 1987 to 2018. Mr. Bollingberg worked for U.S. Bank, N.A. from 1985 to 1987. Mr. Bollingberg is active in a number of civic organizations including board member and past chair for the Regional Economic Development Corporation, advisory board member for the Bank of North Dakota, past chair of the Regional Airport Authority, and was campaign chairperson for the Community Violence and Intervention Center Shelter Project. Mr. Bollingberg’s position as an officer of a member institution and his involvement in and knowledge of banking and business development, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as the vice chair of the Regulatory Committee.
Steven L. Bumann has served as CFO at BankWest, Inc. in Pierre, South Dakota, since 1995. Mr. Bumann has more than 30 years of banking experience and had held various leadership roles within the financial industry, including vice president and senior vice president roles at BankWest, Inc. He also earned his CPA while working for a local CPA firm and spent time working for the South Dakota Department of Legislative Audit. Mr. Bumann currently serves on the board of directors of the South Dakota Bankers Association and its Legislative Committee. He also serves on his local church Board of Elders, and the Board of Avera Foundation in Pierre, South Dakota. Mr. Bumann’s position as an officer of a member institution and his involvement and knowledge of accounting, auditing, and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Finance Committee.

Cleon P. Butterfield has served as a senior vice president and CFO for the Utah Housing Corporation (UHC) since 2001. Mr. Butterfield joined UHC in 1979 and has held various leadership capacities during his tenure including treasurer, director of operations, and director of program development among others. Mr. Butterfield has served on multiple affordable housing councils and committees. He is also a former member of the State of Utah Alternative Dispute Resolution Council. Additionally, he is a guest lecturer teaching about how low-income housing tax credits and tax-exempt bond financing produce a viable solution for low-income housing needs. Mr. Butterfield’s involvement in and knowledge of affordable housing, his experience in financial management, and his leadership and management skills, as indicated by his background, support his qualifications to serve as a Public Interest Independent Director on our Board of Directors.
Christine H. H. Camp has served as a director on the board of Central Pacific Bank in Honolulu, Hawaii since 2004. During her 14 year tenure, she has served as vice chair of the Loan Committee and currently serves as the chair of the Compensation Committee and as a member of the Audit and Governance Committees. Ms. Camp has been the president & CEO of Avalon Group, a real estate development and brokerage services firm she founded in 1999. Avalon develops residential and commercial projects in the range of $20 million to $300 million, including affordable apartment complexes in the state of Hawaii. Ms. Camp’s position as a director of a member institution and her involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve on our Board of Directors. She currently serves as chair of the Regulatory Committee and vice chair of the Housing and Community Investment Committee.
David J. Ferries is vice president and director of First Federal Bank & Trust, in Sheridan, Wyoming, a position he has held since June of 2018. Previously, he served as president and CEO of First Federal Bank & Trust since 2002. Prior to joining First Federal in 2002, he served as senior vice president of First Interstate Bank, where he held a variety of increasingly responsible positions during his service there. Mr. Ferries is a director of the Whitney Benefits Educational Foundation and the Big Sky Chapter of Risk Management Association. He has also served as a director of other national, civic, and professional organizations, including the Fannie Mae National Advisory Board, Northern Wyoming Community College Foundation, Wyoming Bankers Association, Forward Sheridan, Inc., and the Sheridan Economic and Educational Development Authority Joint Powers Board. He recently completed a multi-year appointment by the Office of the Comptroller of the Currency to the Mutual Savings Association Advisory Committee. Mr. Ferries was elected to the Seattle Bank’s board from the state of Wyoming in 2011 and served on the Seattle Bank’s board until the Merger in 2015. Mr. Ferries’ position as an officer of a member institution and his experience in strategic planning and risk management, and his leadership and management skills, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Member Committee.
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
Amy K. Johnson retired from her position as Global Head of Operations for Columbia Threadneedle Investments (CTI), the investment management division of Ameriprise Financial, Inc. in Minneapolis, Minnesota, in June 2019. Ms. Johnson held her position as Global Head of Operations for CTI from April 2016 to June 2019 and previously served in several positions at CTI and its predecessors and affiliates since 2001. Her most recent roles included President of Ameriprise Trust Company from November 2006 to April 2017 and CTI Chief Operating Officer - North America from May 2010 to April 2016. Ms. Johnson has been a Board member of Friends of Ngong Road since 2009 and currently serves as CFO. Based in Minneapolis, Minnesota, its mission is to transform the lives of children impacted by AIDS and HIV in Nairobi, Kenya, through education and support. Ms. Johnson’s involvement in and knowledge of operations and financial management, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors.
Teresa J. Keegan has served as executive vice president and CFO of Fidelity Bank in Edina, Minnesota since 2018. Ms. Keegan previously served as senior vice president and CFO since 2002. Ms. Keegan has over 30 years of financial management experience in the areas of finance, IT, human resources, audit, and compliance. She previously served on the board of Habitat for Humanity of Minnesota and Minnesota Bankers Association Insurance and Services, Inc. Ms. Keegan’s position as an executive officer of a member institution and her involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve on our Board of Directors. She currently serves as chair of the Finance Committee.

Michelle M. Keeley retired from her position as executive vice president of equities and fixed income investments for Ameriprise Financial Services in Minneapolis, Minnesota, in 2010. Prior to joining Ameriprise (American Express), Ms. Keeley held a number of different investment and leadership positions, including managing director and senior management team member at Zurich Global Assets in New York. In addition to serving on our Board of Directors, Ms. Keeley is a director of the Bridge Builder Trust mutual funds, an Edward Jones affiliated company. Ms. Keeley also serves as a director of the Minneapolis-based non-profit organization, Graywolf Press. Ms. Keeley’s involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as chair of the Compensation Committee.
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
John A. Klebba has been the CEO and chairman of the board of Legends Bank in Linn, Missouri, and its holding company, Linn Holding Company, since April 2018. He previously served as the president, CEO, and chairman of the board of Legends Bank and its holding company, Linn Holding Company, since February 2004. He has been with the bank since 1991. Prior to that he was a partner in the Kansas City office of the law firm of Lewis Rice and Fingersh, where his practice concentrated on corporate and banking law. He is also the managing member of JHK Farm, LLC, a family-owned cow/calf operation in Osage County, Missouri. Mr. Klebba is a former member of the board of the American Bankers Association and a former chairman of the Missouri Bankers Association, and is currently the chairman of the Board of Regents of the State Technical College of Missouri, a member of the board of the Missouri Higher Education Savings Program, as well as a board member of a number of charitable organizations. Mr. Klebba’s position as an officer of a member institution and his involvement in and knowledge of financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Risk and Compliance Committee.
Lauren M. MacVay is currently the CEO of True North Federal Credit Union in Juneau, Alaska, a position she has held since 2004. Ms. MacVay has 25 years of banking experience. Prior to her current role, she held various leadership and management roles after joining True North Federal Credit Union in 1995. Before relocating to Alaska and beginning her banking career, Ms. MacVay was a practicing attorney in Pennsylvania for several years. Currently, Ms. MacVay serves on the board of directors of the Alaska Credit Union League and the Juneau Economic Development Council. Ms. MacVay’s position as an officer of a member institution and her involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve on our Board of Directors. She currently serves as chair of the Business Operations and Technology Committee.
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

Elsie M. Meeks served as state director of the United States Department of Agriculture (USDA) in South Dakota from July of 2009 to 2015. Prior to joining the USDA, Ms. Meeks was the president and CEO of First Nations Oweesta Corporation. She was active in the development and management of Lakota Funds, a small business and microenterprise development financial institution on the Pine Ridge Indian Reservation in South Dakota and has served as its board chairwoman since 2015. Ms. Meeks served on the U.S. Commission on Civil Rights, completing a six-year term. She currently serves as Chairperson of the Native American Agricultural Fund, a national $280 million trust established through the federal court as a result of proven discrimination by USDA against Native American ranchers and farmers. She is a recent past director of the Northwest Area Foundation based in St. Paul, Minnesota. She has served as a director or council member of several national Native American organizations. Ms. Meeks’ involvement in and knowledge of economic development and community management, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as chair of the Housing and Community Investment Committee.
Jason A. Meyerhoeffer has served as president and CEO of First Federal Savings Bank of Twin Falls in Twin Falls, Idaho since 2016. Prior to his current position, Mr. Meyerhoeffer held various leadership roles at First Federal Savings Bank of Twin Falls since 1996 including serving as executive vice president and chief lending officer from 2002 to 2016. He has a nearly 25-year career in banking that began in 1995 as a regional credit officer with West One Bank N.A. Mr. Meyerhoeffer has served as director of several business development corporations and state banking trade associations. Mr. Meyerhoeffer’s position as an officer of a member institution and his experience in financial and risk management and his leadership and management skills, as indicated by his background, support his qualifications to serve on our Board of Directors.
Cynthia A. Parker has served as president and CEO of BRIDGE Housing Corporation, one of the nation’s largest owners and developers of affordable housing, headquartered in San Francisco, California, since 2010. Previously, Ms. Parker served as regional president for Mercy Housing Inc., a nonprofit organization that develops affordable housing, from 2008 to 2010, and as senior vice president of the affordable housing and real estate group of the Seattle-Northwest Securities, an investment banking firm, between 2002 and 2008. She is currently a director of the National Affordable Housing Trust, the Housing Partnership Network, and Stewards of Affordable Housing for the Future. Ms. Parker was elected to the Seattle Bank’s board in 2008 and served on the Seattle Bank’s board until the Merger in 2015. Ms. Parker’s involvement in and experience in representing community interests in housing, and knowledge of human resources and compensation practices, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as vice chair of the Compensation Committee.
J. Benson Porter has served as president and CEO of Boeing Employees’ Credit Union (BECU), a not-for-profit financial corporation in Tukwila, Washington, since April 2012. Prior to joining BECU in April 2012, he served as president and CEO of First Tech Credit Union in Palo Alto, California, from February 2007 to March 2012. He also served in several positions at Washington Mutual Bank, most recently as executive vice president and chief administrative officer, from May 1996 to February 2007. Mr. Porter has also held positions as regulatory counsel at Key Bank and as staff director for the Washington State Senate Banking Committee. He is a former director of FHLB San Francisco and is currently a member of the board of CO-OP Financial Services and the board of CU Direct. Mr. Porter was elected to the Seattle Bank’s board from the state of Washington in 2012 and served on the Seattle Bank’s board until the Merger in 2015. Mr. Porter’s position as an officer of a member institution and knowledge of financial management and strategic planning, and his leadership and management skills, as indicated by his background, support his qualifications to serve on our Board of Directors.
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

Executive Officers
The following persons currently serve as executive officers of the Bank:

			Position Held
Executive Officer	Age	Position Held	Since
Kristina K. Williams	55	President and Chief Executive Officer	January 2020
Joelyn R. Jensen-Marren	54	Senior Vice President and Chief Financial Officer	June 2019
Daniel D. Clute	54	Executive Vice President and Chief Business Officer	October 2012
Sunil U. Mohandas	60	Executive Vice President and Chief Risk and Compliance Officer	October 2017
William R. Bemis	40	Senior Vice President and Chief Capital Markets Officer	June 2019
Nancy L. Betz	61	Senior Vice President and Chief Human Resources and Administrative Officer/Office of Minority Women Inclusion	June 2017
Jennifer H. Ernst	50	Senior Vice President and Director of the Western Office and Community Investment Officer	July 2019
Aaron B. Lee	47	Senior Vice President, General Counsel, and Corporate Secretary	March 2013
Kelly E. Rasmuson	57	Senior Vice President and Chief Audit Executive	June 2016
Kristina K. Williams has been President and CEO of the Bank since January 2020. She began her association with the Federal Home Loan Bank System in 2004. Prior to her current role, she served as the Chief Operating Officer of the Federal Home Loan Bank of Pittsburgh (Pittsburgh Bank), a position she held from 2011 to 2019. In that role, Ms. Williams had responsibility for all member facing departments, including community investment, communications, product delivery, member services, and information technology. In her 15 years with the Pittsburgh Bank she also held positions of chief accounting officer, CFO, and acting chief credit officer. Prior to working for the Pittsburgh Bank, Ms. Williams spent 12 years with PNC Financial Services in its wholesale bank and seven years in public accounting. She currently serves as vice chair of the West Liberty University (WLU) Board of Governors. She is also the development committee chair of the board of directors for Strong Women Strong Girls of Pittsburgh. Ms. Williams has an undergraduate degree from WLU and Masters of Professional Accountancy from West Virginia University. She is also a CPA and received an honorary Doctor of Humane Letters degree from WLU in 2015.
Joelyn R. Jensen-Marren has served as Senior Vice President and CFO since June 2019. In her role, Ms. Jensen-Marren has management responsibility for the accounting and financial reporting, strategic planning, and fiscal and the regulatory-related reporting functions. Ms. Jensen-Marren joined the Bank in 1999 and has served in various leadership roles including market risk manager, financial risk officer, and more recently as senior vice president, director of portfolio strategy from 2014 to June 2019. Prior to joining the Bank, Ms. Jensen-Marren served as manager of portfolio investments at Centura Bank in Rocky Mount, North Carolina. She currently serves on the Polk County Housing Trust Fund Board. Ms. Jensen-Marren received her undergraduate degree from Iowa State University with a Master’s degree from the University of Colorado.
Daniel D. Clute has served as Executive Vice President and Chief Business Officer (CBO) since October of 2012. Mr. Clute is responsible for the Bank’s credit and mortgage sales, marketing communications, community investment, and government and external relations. He joined the Bank in August 2011 as Senior Vice President and Director of Communications and External Relations. Prior to joining the Bank, his career included senior roles in treasury, corporate finance, public affairs, and elected public service. From 2007 to 2011, he served as vice president and treasurer of Wells Fargo Financial, Inc., a unit of Wells Fargo & Company, where he was responsible for funding, treasury operations, and asset-liability management. From 2000 to 2007, Mr. Clute served in several roles at Citigroup, including as the senior finance and administrative officer for a Citi Cards operations center and the state director of public affairs for Citigroup businesses in Iowa. From 1989 to 2000, he served in several management roles at Wells Fargo Financial, Inc. in its treasury operations. Mr. Clute served as an elected member of the Iowa House of Representatives from 2007 to 2009 and prior to that was an elected member of the Clive, Iowa, City Council from 2002 to 2007. He also has a long history of non-profit board of director leadership, including president of the board of directors of Habitat for Humanity of Iowa, Inc. He was appointed by the governor of Iowa in 2012 to serve on the Board of Directors of the Iowa Student Loan Liquidity Corporation. Mr. Clute received his undergraduate and MBA degrees from the University of Iowa in 1988 and 1989, respectively.

Sunil U. Mohandas is currently serving as Executive Vice President and Chief Risk and Compliance Officer (CRCO). Mr. Mohandas has responsibility for the Bank’s enterprise risk management area, including credit risk, market risk, operational risk, compliance risk, information security risk, and model risk. He joined the Bank in September 2015 as Vice President and Market Risk Officer and was appointed to Executive Vice President and CRO in June 2017. In October 2017, Mr. Mohandas was appointed to CRCO. Prior to joining the Bank in September 2015, he served as senior vice president and chief risk manager at Sumitomo Mitsui Trust Bank in New York City from February 2014 until August 2015. Mr. Mohandas also held various risk management positions during his 11-year tenure with the FHLBank of Indianapolis (Indianapolis Bank) from December 2002 to January 2014, including three years as senior vice president and chief risk officer from January 2011 to January 2014. In addition, he worked at Citibank and Dai-Ichi Kangyo Bank (now Mizuho Bank), in the risk management area in New York City from April 1995 until November of 2002. Mr. Mohandas is a Chartered Financial Analyst (CFA). He has a Bachelor’s Degree of Technology in Mechanical Engineering from the Indian Institute of Technology in Bombay, India. Mr. Mohandas earned a Ph.D. in Mechanical and Aerospace Engineering from the University of Missouri.
William R. Bemis has served as Senior Vice President and Chief Capital Markets Officer since June 2019. Mr. Bemis oversees the Bank’s treasury and portfolio strategy functions. In addition to developing and implementing financial strategies, products and services to help fulfill the Bank’s mission, Mr. Bemis manages the balance sheet and product pricing for the Bank. Mr. Bemis joined the Bank in 2013 as senior vice president and treasurer. Prior to joining the Bank, Mr. Bemis served as vice president, senior portfolio manager (securitized products) at Aviva Investors North America in Des Moines, Iowa. He received his undergraduate degree from the University of Nebraska-Lincoln and his Master’s degree from the University of Iowa.
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
Jennifer H. Ernst is currently serving as Senior Vice President, Director of the Western Office, and Community Investment Officer, a position she has held since July 2019. Jennifer is responsible for leading the Western Office to ensure employee engagement and cultural alignment with the Bank’s values and mission. She also provides leadership for the Bank’s Advisory Council and works with its Board of Directors to define a strategic direction for the Bank’s affordable housing and community investment products and strategies. Ms. Ernst joined the Bank in 2015 as Vice President/Community Investment Officer upon the Merger with the Seattle Bank where she had been employed since 2000. Previously, Jennifer held positions at Impact Capital where she worked with community development corporations to create multi-year business plans that informed enterprise investments. Prior to that, she worked as a neighborhood stabilization officer for the City of St. Louis and as a case manager for the Comprehensive Child Development Program. Jennifer earned a Bachelor of Arts degree from the University of the Pacific and studied public administration at the University of Washington and University of Missouri St. Louis. She has served as a member of Plymouth Housing’s audit committee, the City of Seattle’s Levy Oversight Committee, and on various regional committees and panels. In 2013, she received an Ally of the Year award from Next Step Housing. Currently, Jennifer serves as a member of the board of directors for the National Association of Affordable Housing Lenders (NAAHL) where she is a member of its audit and finance committees.
Aaron B. Lee is currently serving as Senior Vice President, General Counsel and Corporate Secretary, a position he has held since March 2013. Mr. Lee joined the Bank in August 2005 as Associate General Counsel and became General Counsel and Corporate Secretary in March of 2010. In this role, he has direct responsibility for the Legal Department. Prior to joining the Bank, Mr. Lee worked in private practice as an associate attorney with the law firm of Harris, Mericle & Wakayama PLLC in Seattle, Washington. He serves as a Board member of the Iowa Chapter of the American Parkinson Disease Association. Mr. Lee received his undergraduate degree from the University of Iowa and his Juris Doctor degree from DePaul University College of Law in Chicago, Illinois.
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
Audit Committee
The purpose of the Audit Committee is to assist the Board of Directors in fulfilling its review and oversight responsibilities for (i) the integrity of the Bank’s financial statements and financial reporting process and systems of internal accounting and financial reporting controls, (ii) the independence, scope of audit services, and performance of the Bank’s internal audit function as well as the appointment or replacement of the Bank’s chief audit executive, (iii) the selection and replacement, qualifications, independence, scope of audit, and performance of the Bank’s external auditor, (iv) the Bank’s compliance with laws, regulations and policies, including the Code of Ethics, (v) the procedures for complaints regarding questionable accounting, internal accounting controls, and auditing matters, and oversight of fraud investigations, and (vi) the Bank’s and Audit Committee’s compliance with the Finance Agency’s Examination Guidance for the examination of accounting practices. The Audit Committee has adopted a charter outlining its roles and responsibilities, which is available on our website at www.fhlbdm.com. The information contained in or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC. The members of our Audit Committee for 2020 are John F. Kennedy, Sr. (chair), Ruth B. Bennett (vice chair), Steven L. Bumann, Cleon P. Butterfield, David J. Ferries, James G. Livingston, Elsie M. Meeks, and Jason A. Meyerhoeffer. The Audit Committee held a total of six in-person meetings and 12 telephonic meetings in 2019. As of February 29, 2020, the Audit Committee has held one in-person meeting and zero telephonic meetings and is scheduled to hold five in-person meetings and seven telephonic meetings throughout the remainder of 2020. Refer to Exhibit 99.1 of this 2019 Annual Report for the Audit Committee Report.
Audit Committee Financial Expert
Our Board of Directors determined that the following members of its Audit Committee qualify as audit committee financial experts under Item 407(d)(5) of Regulation S-K: Ruth Bennett, Steven Bumann, Cleon Butterfield, David Ferries, John Kennedy, James Livingston, Elsie Meeks, and Jason Meyerhoeffer. Refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence” for details on our director independence. For information concerning the experience through which these individuals acquired the attributes required to be deemed financial experts, refer to the biographical information in this Item 10.

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

This Compensation Discussion and Analysis includes the following parts:

i.	Compensation Philosophy - provides detail on the framework we use when making executive compensation decisions.	158

ii.	Elements of Executive Compensation - provides a discussion of each element of compensation payable to our named executive officers (NEOs), comprised of our former President and CEO, CFO, former CFO, CRCO, CBO, former COO, and former Chief Information Security Officer (CISO), and provides greater detail on our approach, structure, and practices with regard to executive compensation.	158

iii.	Finance Agency Oversight - Executive Compensation - provides detail on the Finance Agency regulations relating to executive compensation.	160

iv.	Roles and Responsibilities of the Compensation Committee and Management in Establishing Executive Compensation - provides detail on the role of the Compensation Committee and management in making executive compensation decisions and explains why we determined executive compensation in 2019 was appropriate.	161

v.	Analysis Tools the Compensation Committee Uses - provides detail on how the Compensation Committee utilizes information and tools to arrive at executive compensation decisions.	161

vi.	Compensation Decisions in 2019 - describes the compensation and the benefits made available to our NEOs during 2019.	162
	Summary Compensation Table	165
	Grants of Plan-Based Awards	167

vii.	Benefits and Retirement Philosophy - provides detail on the retirement programs offered to NEOs.	169
	Pension Benefits Table	170
	Non-Qualified Deferred Compensation Table	171

viii.	Potential Payments upon Termination or Change of Control - provides information on the termination payments and benefits that would be payable to each NEO, as applicable.	171

ix.	Director Compensation - provides detail on the compensation paid to the members of our Board of Directors in 2019 and the director fee schedule for 2020.	176

x.	Compensation Committee Report - outlines the Compensation Committee’s recommendation to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.	177

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

In 2019, we implemented our executive compensation philosophy to provide competitive compensation to our NEOs that was aligned to the achievement of business objectives and Bank performance.

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

Each NEO’s minimum base salary was established by their respective employment agreement with us, except for the CFO and former CISO. Ms. Jensen-Marren, was promoted to CFO during 2019, and her base salary was established by our former President and CEO. The base salary for our former CISO, Ms. Betz, was established jointly by the former President and CEO and former COO. She was terminated effective January 24, 2020. For further information regarding base salary and the terms of the employment agreements, see the narrative discussion following the “Summary Compensation Table” in this Item 11.

INCENTIVE PLAN

In December 2018, the Compensation Committee approved the 2019 Incentive Plan (IP). In January 2019, the Compensation Committee approved the Bank-wide Goal measures. The IP includes an annual cash incentive and a deferred cash incentive. Under the IP, our NEOs are required to defer 50 percent of their total cash incentive for three years following the end of the performance plan period. The 2019 deferred opportunities are payable in 2023. The deferred awards are not fully earned until completion of the respective performance periods and are subject to the quarterly average of our MVCS in 2022 and approvals by the Compensation Committee and Board of Directors in 2023. We define MVCS as an estimate of the market value of assets minus the market value of liabilities (excluding mandatorily redeemable capital stock) divided by the total shares of capital stock (including mandatorily redeemable capital stock) outstanding. It represents an estimation of the “liquidation value” of one share of our capital stock if all assets and liabilities were liquidated at current market prices. We believe that tying the amount of the final awards to the level of our MVCS ensures that our participating NEOs continue to operate the Bank in a profitable, prudent manner without taking unnecessary or excessive risk. We received a non-objection letter from the Finance Agency for our 2019 IP in March of 2019.

For additional information about our Bank-wide Goals, see “Establishment of Performance Measures for the IP” in this Item 11. For more information relating to estimated IP awards, see “Components of 2019 Non-Equity Incentive Plan Compensation” in this Item 11.

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

In addition to the DB Plans, we have one qualified defined contribution benefit plan, the Federal Home Loan Bank of Des Moines 401(k) Savings Plan (DC Plan). We also offer the Benefit Equalization Plan (BEP), a nonqualified retirement plan which includes both a nonqualified defined contribution plan and a nonqualified defined benefit plan. The BEP allows the NEOs to receive amounts they would have been entitled to receive under the Pentegra DB Plans and/or the DC Plan had the plans not been subject to Internal Revenue Code contribution limitations. In August of 2016, our Board of Directors elected to freeze the BEP defined benefit plan effective January 1, 2017 in conjunction with the freeze of the DB Plans. After the freeze, participants no longer accrue new benefits under the BEP defined benefit plan.

The table below shows which retirement plans each NEO participates in:

Named Executive Officer	Principal Position	Retirement Plan
Michael L. Wilson	Former President and CEO	b, c, d, e
Joelyn R. Jensen-Marren[1]	CFO	a, c
Joseph E. Amato	Former CFO	c, e
Sunil U. Mohandas	CRCO	c, e
Daniel D. Clute	CBO	c, e
Dusan Stojanovic	Former COO	a, c, d, e
Linda N. Betz	Former CISO	c, e

1	Ms. Jensen-Marren was eligible to participate in the BEP DC Plan; however, she did not elect to participate during 2019.

a) Des Moines Bank DB Plan
b) Seattle Bank DB Plan
c) DC Plan
d) BEP DB Plan
e) BEP DC Plan

HEALTH AND WELFARE BENEFITS

Our NEOs are eligible for the same medical, dental, life insurance, and other benefits available to our full-time employees.

PAYMENTS IN THE EVENT OF TERMINATION

The employment agreements we entered into with certain NEOs governed their compensation for 2019 and provide for payments in the event of termination based on certain triggering events. For additional details, see “Potential Payments Upon Termination or Change of Control” in this Item 11.

PERQUISITES

Our NEOs, except the CFO and former CISO who did not have an employment agreement with us, were eligible to receive perquisites in the form of financial planning assistance. In addition, our former President and CEO received a monthly car allowance. These perquisites are provided as a convenience associated with the NEOs’ overall duties and responsibilities. For the value of aggregate perquisites provided to the NEOs, refer to “Components of 2019 All Other Compensation” in this Item 11.

Finance Agency Oversight - Executive Compensation

In addition to our internal processes, the Finance Agency has oversight authority over our executive compensation. The FHLBanks provide all compensation actions affecting their NEOs to the Finance Agency for prior review.

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

We received a non-objection letter from the Finance Agency for our 2019 IP in March of 2019. Additionally, the Finance Agency reviewed and provided a non-objection letter for the 2019 base salary increases for our NEOs.

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

Analysis Tools the Compensation Committee Uses

For 2019, the Compensation Committee engaged McLagan Partners to advise them on executive compensation decisions. This included an analysis of McLagan Partners’ broad-based executive compensation benchmarking survey data to evaluate and advise our Compensation Committee and Board of Directors on whether the objectives of our executive compensation program were being met. This analysis compares the compensation of our NEOs to similar positions in commercial banks, the FHLBank System, and proxy data from publicly traded banks with assets between $10 billion and $20 billion at the 50th percentile of the market data. In addition, the market data is calculated with and without the proxy data. Their analysis considers all components of the NEOs’ total compensation except benefits.

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

Compensation Decisions in 2019

How we compensate our NEOs sets the tone for how we administer pay throughout the entire Bank. For 2019, our Compensation Committee considered numerous factors (including those previously discussed) before deciding on the appropriate total compensation for our NEOs, in the context of the current business, operating, and regulatory environment, which are more fully described in the following narrative.

During 2019 and 2020, we had certain changes to our executive team. Mr. Amato, our former CFO resigned from the Bank in June of 2019, and Ms. Jensen-Marren was promoted to CFO effective June 10, 2019. In November of 2019, Mr. Stojanovic’s employment with the Bank was terminated. On January 20, 2020, Ms. Williams became President and CEO, and Mr. Wilson, former President and CEO, continued to serve as an advisor until his retirement on February 7, 2020. Effective January 24, 2020, Ms. Betz’s employment with the Bank was terminated.

BASE SALARY LEVELS

The Compensation Committee followed its historical practice of adjusting base salaries after a review of individual performance and current compensation of our NEOs compared to survey data. The Compensation Committee determined increases in our NEOs’ base salaries for 2019 were appropriate based on (i) our NEOs’ individual performance, contributions to the Bank, length of time in position, and changes in responsibilities, if applicable, (ii) a review of the compensation data paid by other FHLBanks, and (iii) a review of the McLagan Partners’ executive compensation survey data.

For 2019, the following increases were approved for our NEOs effective January 1, 2019. These increases were reviewed by, and received non-objection from the Finance Agency:

Named Executive Officer	Principal Position	2019 Base Salary Increase from 2018
Michael L. Wilson	Former President and CEO	4.2%
Joelyn R. Jensen-Marren[1]	CFO	2.7%
Joseph E. Amato	Former CFO	3.2%
Sunil U. Mohandas[2]	CRCO	9.6%
Daniel D. Clute	CBO	3.0%
Dusan Stojanovic	Former COO	3.0%
Linda N. Betz	Former CISO	3.7%

1	Our CFO’s increase was not provided to the Finance Agency because she was not an NEO at the time.

2	The increase of 9.6% included a merit and market adjustment for our CRCO, whose compensation as determined by the Compensation Committee was low compared to the market data for similar positions.
Effective June 10, 2019, Ms. Jensen-Marren was appointed to CFO. She received a base salary increase of 13.7 percent commensurate with her new responsibilities. This increase was reviewed by the Finance Agency.
ESTABLISHMENT OF PAY TARGETS AND RANGES

IP pay targets established for our NEOs take into consideration total compensation practices (base salary and incentives) of the survey data reviewed. Under the IP, our NEOs are assigned target award opportunities, stated as percentages of base salary. The target award opportunities correspond to the determination made by our Compensation Committee and our former President and CEO on each NEO’s level of responsibility and ability to contribute to and influence overall Bank performance.

Awards are paid to our NEOs based upon the achievement level of Bank-wide Goals as determined by the Compensation Committee. In addition, 50 percent of the incentive award for participating NEOs is deferred for three years following the end of the performance period, and subject to our achievement of requisite MVCS levels and Compensation Committee and Board of Directors’ approvals at the time of payment.

The annual and deferred IP award opportunities for our NEOs in 2019 were a percentage of base salary as follows:

Named Executive Officer	Incentive Plan	Threshold	Target	Maximum
Michael L. Wilson	Annual	25.0%	42.5%	50.0%
	Deferred	25.0%	42.5%	50.0%
Joelyn R. Jensen-Marren[1]	Annual	16.2%	26.2%	36.2%
	Deferred	16.2%	26.2%	36.2%
Joseph E. Amato[2]	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%
Sunil U. Mohandas	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%
Daniel D. Clute	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%
Dusan Stojanovic[3]	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%
Linda N. Betz[4]	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%

1
Ms. Jensen-Marren’s threshold, target, and maximum award opportunities for both the annual and deferred incentives were 10%, 20%, and 30%, respectively, from January 1, 2019 through June 9, 2019, and 20%, 30%, and 40%, respectively for the remainder of 2019 as a result of her promotion to CFO effective June 10, 2019.

2	Mr. Amato resigned from the Bank effective June 7, 2019. The above chart reflects his award opportunity for 2019, however, he was not eligible for an incentive.

3
Mr. Stojanovic’s employment with the Bank was terminated effective November 15, 2019, and the above chart reflects his award opportunity for 2019. Refer to “Post-Employment Compensation of Dusan Stojanovic” in this Item 11 for additional details on Mr. Stojanovic’s termination of employment compensation.

4	Ms. Betz’s employment with the Bank was terminated effective January 24, 2020, and she was not eligible for an incentive for 2019.

ESTABLISHMENT OF PERFORMANCE MEASURES FOR THE IP

In December 2018, the Compensation Committee approved the Bank-wide Goals framework. In January 2019, the Compensation Committee approved the Bank-wide Goal measures for 2019, which are summarized below:

i.
Growth of Qualifying Advances, Letters of Credit (LOCs) and Acquired Member Assets (AMA) is measured by the aggregate dollar amount of the qualifying average daily balance of Advances and LOCs and monthly balance of AMA to a baseline reference.

ii.	Advance Penetration is a measure of the average advance to assets ratio of the Bank’s depository institution members.

iii.	Risk Management is a measure of the effectiveness of the Bank’s overall management of risk.

iv.	Operational Excellence Projects as measured by the completion of projects in 2019 according to scope and timelines approved by management.

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

For 2019, NEO incentive awards are tied entirely to achievement of Bank-wide Goals. This weighting was determined by the Compensation Committee based upon the relative need for our NEOs to focus on certain strategic imperatives and/or strategies contained in our Strategic Business Plan.

When establishing the Bank-wide IP performance goals, the Compensation Committee and the Board of Directors anticipated that we would reasonably achieve the target level of performance aligned with objectives contained in our Strategic Business Plan. The maximum level provides a goal that is anticipated to be more challenging to reach, based on the previous year’s performance results and current market trends and conditions. The Bank-wide Goal incentive awards are paid based on the actual results we achieve. The weightings for each goal area are generally aligned with our Strategic Business Plan and areas of key focus, such as delivering member value and managing risk. The 2019 to 2023 Strategic Business Plan was approved by the Board of Directors in December of 2018.

2019 IP PERFORMANCE RESULTS

On a regular basis during 2019, management provided an update to the Board of Directors on the status of performance relative to Bank-wide Goals. The following table provides the 2019 IP Bank-wide Goals for our NEOs approved by the Board of Directors in February 2019 as well as our performance results for 2019:

Bank-wide Goals	2019 Results	Threshold	Target	Maximum
Growth of Qualifying Advances, LOCs and AMA (10% Weight)	$65.2 billion	$61.1 billion	$63.8 billion	$67.5 billion
Advance Penetration (15% Weight)	2.59%	2.12%	2.83%	3.54%
Risk Management (20% Weight)	3/5	3/5	4/5	5/5
Operational Excellence Projects (20% Weight)[1]	0/5	3/5	4/5	5/5
Spread between Adjusted Return on Capital Stock and average 3-month LIBOR (25% Weight)	5.06%	3.60%	4.70%	5.40%
Diversity and Inclusion (10% Weight)	4/4	2/4	3/4	4/4

1	The NEOs earned 0/5 for operational excellence projects as a result of operational results. The majority of the Bank earned 3/5 for this Bank-wide Goal.

At its February 2020 meeting, the Compensation Committee determined the Bank-wide Goals achievement results for the incentive awards that would be paid out to participating NEOs for the 2019 performance year. The incentive awards were based on the incentive targets, ranges, and performance measures achieved that were established by the Board of Directors and management, as appropriate, for 2019.

The overall weighted achievement of the Bank-wide Goals was 74.36 and subsequently reduced to 56.81 percent of target by the Board of Directors for our former President and CEO as a result of operational challenges. The overall weighted achievement of the Bank-wide Goals was 80.48 percent for our CRCO and CBO. The overall weighted achievement of the Bank-wide Goals for our CFO was a blended rate of 80.73 percent for the period prior to her promotion to CFO and 80.48 percent for the remainder of the year following her promotion. As a result of the Bank’s performance based on achievements related to Bank-wide Goals, the Compensation Committee awarded each NEO the amounts identified in the following table. We received a non-objection letter from the Finance Agency for the Bank-wide Performance awards in February 2019:

Named Executive Officer	Bank-wide Performance Award[1]	Percent of Salary
Michael L. Wilson	$417,708	48%
Joelyn R. Jensen-Marren[2]	127,590	42%
Joseph E. Amato[3]	—	—
Sunil U. Mohandas	193,152	48
Daniel D. Clute	179,052	48
Dusan Stojanovic[4]	—	—
Linda N. Betz[5]	—	—
1    The Bank-wide Performance Award consists of annual incentive (50 percent of total incentive), paid in 2020 and deferred incentive (50 percent of total incentive), paid in 2023.

2	Ms. Jensen-Marren was promoted to CFO effective June 10, 2019.

3	Mr. Amato resigned from the Bank effective June 7, 2019 and was not eligible for an incentive for 2019.

4
Mr. Stojanovic’s employment with the Bank was terminated effective November 15, 2019. Refer to “Post-Employment Compensation of Dusan Stojanovic” in this Item 11 for additional details on Mr. Stojanovic’s termination of employment compensation.

5	Ms. Betz’s employment with the Bank was terminated effective January 24, 2020, and she was not eligible for an incentive for 2019.

The following table provides compensation information for our NEOs for the years ended December 31, 2019, 2018, and 2017:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Non-Qualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Michael L. Wilson[4]	2019	$865,000	$—	$417,708	$644,000	$82,514	$2,009,222
Former President and CEO	2018	830,000	—	541,074	—	88,360	1,459,434
	2017	805,000	—	667,222	386,000	83,785	1,942,007
Joelyn R. Jensen-Marren[5]	2019	302,645	—	127,590	318,000	29,701	777,936
CFO
Joseph E. Amato[6]	2019	214,375	—	—	—	50,538	264,913
Former CFO	2018	475,000	—	223,682	—	50,754	749,436
	2017	460,000	—	282,910	—	63,220	806,130
Sunil U. Mohandas	2019	400,000	—	193,152	—	40,546	633,698
CRCO	2018	365,000	—	171,882	—	40,838	577,720
	2017	299,344	—	159,534	—	36,403	495,281
Daniel D. Clute[7]	2019	370,800	—	179,052	—	38,834	588,686
CBO	2018	360,000	—	169,528	—	38,970	568,498
	2017	350,000	—	215,258	—	44,312	609,570
Dusan Stojanovic[8]	2019	360,501	—	—	228,000	761,211	1,349,712
Former COO	2018	400,000	—	188,364	—	47,614	635,978
	2017	379,167	—	233,196	125,000	42,621	779,984
Linda N. Betz[9]	2019	386,667	—	—	—	35,389	422,056
Former CISO	2018	295,673	150,000	91,928	—	48,204	585,805

1	The components of this column for 2019 are provided in the “Components of 2019 Non-Equity Incentive Plan Compensation” table below.

2
Represents the change in value of the DB Plans and the BEP DB Plan. All earnings on non-qualified deferred compensation are at the market rate. During 2018, Mr. Wilson’s and Mr. Stojanovic’s pension values decreased by $167,000 and $82,000, respectively. In accordance with SEC disclosure requirements, this negative amount is not included in this table.

3	The components of this column for 2019 are provided in the “Components of 2019 All Other Compensation” table within this Item 11. Executive Compensation.

4	Mr. Wilson served as the President and CEO through January 19, 2020, and as an advisor from January 20, 2020, until his retirement from the Bank on February 7, 2020.

5	Ms. Jensen-Marren was appointed to CFO on June 10, 2019. She was not an NEO prior to 2019.

6	Mr. Amato resigned from the Bank effective June 7, 2019. His 2019 salary and all other compensation are based on the period of his employment with the Bank from January 1, 2019 through June 7, 2019.

7	Mr. Clute was not an NEO in 2018.

8
Mr. Stojanovic’s employment with the Bank was terminated effective November 15, 2019. His 2019 salary, non-equity incentive, change in pension value, and non-qualified deferred compensation earnings are based on the period of his employment with the Bank from January 1, 2019 through November 15, 2019. All other compensation includes Mr. Stojanovic’s termination of employment compensation. Refer to “Post-Employment Compensation of Dusan Stojanovic” in this Item 11 for additional details on Mr. Stojanovic’s termination of employment compensation.

9
Ms. Betz’s 2018 salary, non-equity incentive, and all other compensation are based on the period of her employment with the Bank from March 19, 2018 through December 31, 2018. Ms. Betz also received a one-time bonus related to the start of her employment with the Bank in 2018. Ms. Betz’s employment with the Bank was terminated effective January 24, 2020.

COMPONENTS OF 2019 NON-EQUITY INCENTIVE PLAN COMPENSATION

Named Executive Officer	Annual Incentive	Deferred Incentive[1]	Total
Michael L. Wilson	$208,854	$208,854	$417,708
Joelyn R. Jensen-Marren	63,795	63,795	127,590
Joseph E. Amato[2]	—	—	—
Sunil U. Mohandas	96,576	96,576	193,152
Daniel D. Clute	89,526	89,526	179,052
Dusan Stojanovic[3]	—	—	—
Linda N. Betz[4]	—	—	—

1
The deferred incentive amounts were earned as of December 31, 2019, but will not be paid until 2023, and remain subject to modification and forfeiture under the terms of the IP. For the NEOs, the deferred incentive is 50 percent of the total incentive earned in 2019.

2	Mr. Amato resigned from the Bank effective June 7, 2019, and he was not eligible for an incentive for 2019.

3
Mr. Stojanovic’s employment with the Bank was terminated effective November 15, 2019. Refer to “Post-Employment Compensation of Dusan Stojanovic” in this Item 11 for additional details on Mr. Stojanovic’s termination of employment compensation.

4	Ms. Betz’s employment with the Bank was terminated effective January 24, 2020, and she was not eligible for an incentive for 2019.

COMPONENTS OF 2019 ALL OTHER COMPENSATION

	Bank Contributions to Vested Defined Contribution Plans
Named Executive Officer	DC Plans	BEP DC Plan	Resignation/Termination of Employment	Perquisites and Other Personal Benefits	Total
Michael L. Wilson	$23,424	$50,090	$—	$9,000	$82,514
Joelyn R. Jensen-Marren[1]	28,000	—	—	1,701	29,701
Joseph E. Amato[2]	8,868	9,272	32,039	359	50,538
Sunil U. Mohandas	18,622	21,924	—	—	40,546
Daniel D. Clute	23,878	14,656	—	300	38,834
Dusan Stojanovic[3]	27,523	14,948	716,477	2,263	761,211
Linda N. Betz	18,568	16,521	—	300	35,389

1	Ms. Jensen-Marren did not participate in the BEP DC Plan during 2019.

2	Mr. Amato resigned from the Bank effective June 7, 2019. He received a payout of $32,039 for unused vacation.

3
Mr. Stojanovic’s employment with the Bank was terminated effective November 15, 2019. Refer to Post-Employment Compensation of Dusan Stojanovic below for additional details on Mr. Stojanovic’s termination of employment compensation.

The following table provides estimated potential payouts under our IP of non-equity incentive plan awards:

2019 Grants of Plan-Based Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Named Executive Officer	Incentive Plan	Threshold	Target	Maximum
Michael L. Wilson	Annual	$216,250	$367,625	$432,500
	Deferred	216,250	367,625	432,500
Joelyn R. Jensen-Marren	Annual	48,933	79,196	109,441
	Deferred	48,933	79,196	109,441
Joseph E. Amato[1]	Annual	—	—	—
	Deferred	—	—	—
Sunil U. Mohandas	Annual	80,000	120,000	160,000
	Deferred	80,000	120,000	160,000
Daniel D. Clute	Annual	74,160	111,240	148,320
	Deferred	74,160	111,240	148,320
Dusan Stojanovic[2]	Annual	—	—	—
	Deferred	—	—	—
Linda N. Betz[3]	Annual	77,333	116,000	154,667
	Deferred	77,333	116,000	154,667

1	Mr. Amato resigned from the Bank effective June 7, 2019, and he was not eligible for an incentive for 2019.

2
Mr. Stojanovic’s employment with the Bank was terminated effective November 15, 2019. Refer to “Post-Employment Compensation of Dusan Stojanovic” in this Item 11 for additional details on Mr. Stojanovic’s termination of employment compensation.

3	Ms. Betz’s employment with the Bank was terminated effective January 24, 2020, and she was not eligible for an incentive for 2019.

EMPLOYMENT AGREEMENTS

We entered into employment agreements with each of our NEOs except Ms. Jensen-Marren and Ms. Betz. The employment agreements provide that we shall initially pay the respective NEO an annualized base salary of not less than the amount set forth in the respective agreement. In each case, base salary may only be adjusted upward from the 2019 base salary based on an annual review by the Board of Directors and may not be adjusted downward unless such downward adjustment is part of a nondiscriminatory cost reduction plan applicable to our total compensation budget.

Additionally, the respective agreements provide that each NEO is eligible to participate in the IP. Each agreement provides that the incentive targets for the IP are to be established by our Board of Directors and that the target for the IP shall not be set lower than the designated percentage of base salary set forth in the employment agreement unless as a result of Board action affecting all NEOs. The agreements further provide that each NEO is entitled to participate in all eligible retirement benefit programs offered by the Bank.

Refer to the discussion of IP under “2019 IP Performance Results” in this Item 11 for additional information on the levels of awards under the IP. Actual non-equity incentive award amounts earned for the year ended December 31, 2019 are included in the non-equity incentive plan compensation column under the “Summary Compensation Table” in this Item 11.

The 2019 IP provides that unless otherwise directed by the Compensation Committee, payments under the IP shall be made in a lump sum through regular payroll distribution, as soon as possible after the Board of Directors approves the payout of a particular award, but in no case more than 75 days after the end of the calendar year for which the performance or deferral period is ended.

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

CEO COMPENSATION PAY RATIO

As required by Item 402(u) of Regulation S-K, we are providing the following information:

For fiscal 2019, our last completed fiscal year:

i.	The median of the annual total compensation of all employees of the Bank (other than Mr. Wilson), was $123,425; and

ii.	The annual total compensation of Mr. Wilson, our former President and CEO was $2,009,222.

Based on this information, the ratio for 2019 of the annual total compensation of our former President and CEO to the median of the annual total compensation of all employees is 16 to 1.

We identified our median employee and calculated our pay ratio in accordance with SEC rules and methods for disclosure as described below. This methodology is consistent with the methodology used for the year ended December 31, 2018.

i. SEC rules allow us to identify our median employee once every three years unless there has been a change in our employee population or employee compensation arrangements that we reasonable believe would result in a significant change in our pay ratio disclosure. We believe there have been no changes in our employee population or employee compensation arrangements that would result in a significant change to this pay ratio disclosure.

ii.We last identified our employee population as of December 31, 2018, including any full-time, part-time, temporary, and seasonal employees employed on that date. This date was selected because it aligned with the calendar and fiscal year end and allowed us to identify employees in a reasonably efficient manner.

iii.To find the median of the annual total compensation of all our employees (other than our former President and CEO), we used wages from our payroll records as reported to the Internal Revenue Service on Form W-2 for fiscal 2018. In making this determination, we annualized the compensation of full-time and part-time permanent employees who were employed on December 31, 2018, but did not work for us the entire year. No full-time equivalent adjustments were made for part-time employees.

iv.We identified our median employee using this compensation measure and methodology, which was consistently applied to all our employees included in the calculation.

v. For 2019, based on our intent to use the same median employee identified in 2018, we reviewed 2019 compensation for this identified median employee, which was calculated by adding together the elements of this employee’s compensation for 2019 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $123,425.

vi.With respect to the annual total compensation of our former President and CEO, we used the amount reported in the “Total” column of our 2019 Summary Compensation table.

Benefits and Retirement Philosophy

We consider benefits to be an important aspect of our ability to attract and retain qualified employees and therefore we design our programs to be competitive with other financial services businesses. The following is a summary of the retirement benefits that certain NEOs were eligible to receive.

QUALIFIED DEFINED BENEFIT PLANS

All employees who have met the eligibility requirements participate in our DB Plans, administered by Pentegra. In 2016, our Board of Directors elected to freeze the DB Plans effective January 1, 2017. After the plan freeze, participants no longer accrue any new benefits under the Pentegra DB Plan. Our former President and CEO, CFO, and Former COO participated in our DB Plans prior to the freeze.

The pension benefits payable under the Des Moines DB Plan for the CFO and Former COO were determined using a pre-established formula that provides a retirement benefit payable at age 65 or normal retirement under the plan. The benefit formula is 2.25 percent per each year of the benefit service multiplied by the highest three consecutive years’ average compensation. Average compensation is defined as the total taxable compensation as reported on the IRS Form W-2 (excluding deferred award payouts). In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan. Upon termination of employment prior to age 65, participants meeting the five-year vesting and age 55 early retirement eligibility criteria, or in certain instances age 45 if employed prior to 2004, are entitled to an early retirement benefit. The regular form of retirement benefits provides a single life annuity or additional payment options are also available. The benefits are not subject to offset for Social Security or any other retirement benefits received.

The benefit formula under the Seattle DB Plan for our former President and CEO, as amended in August 2013 by the Seattle Bank, was 2.0 percent per each year of the benefit service multiplied by the highest three consecutive years’ average compensation. Prior to August 2013, the benefit formula was 2.5 percent. Compensation is defined as base salary plus overtime, bonuses, and incentive compensation. Early retirement benefit payments are available to vested participants at age 45. However, early retirement benefit payments will be reduced by 3.0 percent for each year the participant is under age 65 when payments commence. If a participant has a combined age and service of at least 70 years (rule of 70) with a minimum age of 50, this reduction is 1.5 percent for each year the participant is under age 65 when benefit payments commence. The Rule of 70 only applies to benefits accrued prior to August 1, 2013. Our former President and CEO is eligible for the Rule of 70.

NON-QUALIFIED DEFINED BENEFIT PLANS

Certain NEOs participating in the BEP also participate in the BEP DB Plan. Our BEP DB Plan is an unfunded, non-qualified pension plan. In 2016, our Board of Directors elected to freeze the BEP DB Plan effective January 1, 2017. After the plan freeze, participants no longer accrue any new benefits under the BEP DB Plan. Our former President and CEO and former COO participated in the BEP DB Plan prior to the freeze.

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

2019 Pension Benefits Table
Named Executive Officer[1]	Plan Name	Number of Years Credited Service[2]	12/31/18 Present Value of Accumulated Benefit	12/31/19 Present Value of Accumulated Benefit	Change in Present Value of Accumulated Benefit
Michael L. Wilson	Pentegra DB Plan	22.00	$1,765,000	$2,071,000	$306,000
	BEP DB Plan	10.41	1,807,000	2,145,000	338,000
Joelyn R. Jensen-Marren	Pentegra DB Plan	16.67	1,135,000	1,453,000	318,000
	BEP DB Plan	—	—	—	—
Joseph E. Amato[1]	Pentegra DB Plan	—	—	—	—
	BEP DB Plan	—	—	—	—
Sunil U. Mohandas[1]	Pentegra DB Plan	—	—	—	—
	BEP DB Plan	—	—	—	—
Daniel D. Clute[1]	Pentegra DB Plan	—	—	—	—
	BEP DB Plan	—	—	—	—
Dusan Stojanovic	Pentegra DB Plan	7.75	624,000	756,000	132,000
	BEP DB Plan	7.75	451,000	547,000	96,000
Linda N. Betz[1]	Pentegra DB Plan	—	—	—	—
	BEP DB Plan	—	—	—	—

1
Only employees hired prior to January 1, 2011 were previously eligible for the DB Plans and BEP DB Plan. Mr. Amato, Mr. Mohandas, Mr. Clute and Ms. Betz were hired after January 1, 2011 and therefore were not eligible to participate in these plans in 2019.

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

NON-QUALIFIED DEFINED CONTRIBUTION PLANS

Our NEOs are eligible to participate in the BEP DC Plan, a non-qualified defined contribution plan that is the same as the DC Plan. The BEP DC Plan ensures, among other things, that participants whose benefits under the DC Plan would otherwise be restricted by certain provisions of the Internal Revenue Code are able to make elective pre-tax deferrals and to receive a matching contribution relating to such deferrals. The investment returns credited to a participating NEO’s account are at the market rate for the NEO’s selected investment. The selections may be altered at any time. Aggregate earnings are calculated by subtracting the 2018 year-end balance from the 2019 year-end balance, less the NEO’s and Bank’s contributions. The Bank immediately matches 100 percent of NEOs’ contributions up to six percent of salary for salary and incentive deferrals (except for the deferred component of the incentive).

2019 Non-Qualified Deferred Compensation Table
Named Executive Officer	Executive Contributions In Last FY1	Registrant Contributions In Last FY2	Aggregate (Losses)/Earnings In Last FY	Aggregate Withdrawals/Distributions In Last FY	Aggregate Balance At Last FYE[3]
Michael L. Wilson	$60,254	$50,090	$267,410	$—	$1,508,275
Joelyn R. Jensen-Marren[4]	—	—	—	—	—
Joseph E. Amato	24,641	9,272	196,492	(46,863)	1,175,115
Sunil U. Mohandas	347,603	21,924	58,845	—	896,978
Daniel D. Clute	33,372	14,656	46,713	(35,557)	257,868
Dusan Stojanovic	52,673	14,948	259,434	—	1,217,837
Linda N. Betz	270,667	16,521	96,848	—	615,985

1
Amounts represent NEO’s contributions for 2019 which includes the base salary deferral into the BEP during 2019 as well as the amount of the 2019 incentive the NEO has deferred into the BEP in 2020. Amounts shown are included in both the “Salary” and “Non-Equity Incentive” columns of the “Summary Compensation Table” in this Item 11.

2
Amounts represent the Bank’s contributions for 2019 which includes the base salary match into the BEP during 2019 as well as the amount of the 2019 incentive the Bank has matched and will deposit into the BEP in 2020. Amounts shown are included in the “All Other Compensation” column of the “Summary Compensation Table” in this Item 11.

3	Amount represents the executive’s balance on 12/31/2019. Amount does not include contributions related to the 2019 incentive the NEO has deferred into the BEP in 2020.

4	Ms. Jensen-Marren did not participate in the BEP DC Plan during 2019.

Potential Payments Upon Termination or Change of Control

The following paragraphs set out the material terms relating to termination of each of our NEOs, except our CFO and former CISO who do/did not have an employment agreement with us, and the potential compensation that would be due to each upon termination under the current employment agreements, as applicable. For purposes of the following discussion regarding potential payments upon termination or change of control, the following are the definitions of “Cause,” “Good Reason,” “Disability,” and “Change of Control.” Our CFO and former CISO were subject to Bank policies during 2019, and the tables set forth the compensation payable to the CFO and former CISO under such policies.

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

“Good Reason” generally means a reduction in the NEO’s base salary or incentive plan bonus opportunity, unless as part of a nondiscriminatory cost reduction applicable to the Bank’s total compensation budget, a reduction in the NEO’s corporate officer title, a material change by the Bank in the geographic location in which the NEO is required to perform services, or a material breach of the employment agreement, as applicable, by the Bank.

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

These definitions are summaries only and each respective employment agreement between us and our NEOs, as applicable, provides the relevant definitions in full. A copy of the employment agreement for our former President and CEO is filed as an exhibit to our current report on Form 8-K, filed with the SEC on June 1, 2015, and summarized further below. A copy of the employment agreement for our former CFO is filed as an exhibit to our current report on Form 8-K/A, filed with the SEC on August 5, 2016. Copies of the employment agreement for our CRCO and a revised employment agreement for our COO are filed as exhibits to our current report on Form 8-K/A, filed with the SEC on January 19, 2018. A copy of the employment agreement for our CBO is filed as an exhibit to our quarterly report on Form 10-Q, filed with the SEC on November 12, 2014.

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

Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2019, the total amounts payable to our NEOs are outlined in the table below:

Termination For Cause or Without Good Reason
Named Executive Officer	Severance Pay[1]	Annual Incentive	Deferred Incentive	Vacation Payout[2]	Total
Michael L. Wilson[3]	$—	$—	$—	$153,038	$153,038
Joelyn R. Jensen-Marren[4]	—	—	—	56,615	56,615
Joseph E. Amato[5]	—	—	—	—	—
Sunil U. Mohandas	—	—	—	2,692	2,692
Daniel D. Clute	—	—	—	20,916	20,916
Dusan Stojanovic[6]	—	—	—	—	—
Linda N. Betz[7]	—	—	—	30,297	30,297

1
Termination under these circumstances would not result in severance payments from the Bank but would result in salary earned through December 31, 2019, as reflected under the “Salary” column of the “Summary Compensation Table” in this Item 11.

2	This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

3
Mr. Wilson served as the President and CEO through January 19, 2020, and as an advisor from January 20, 2020, until his retirement from the Bank on February 7, 2020. Following his retirement, Mr. Wilson received a payout of $159,969 for unused vacation.

4
As of December 31, 2019, there was not an employment agreement in force between the Bank and Ms. Jensen-Marren. However, like all employees, Ms. Jensen-Marren is eligible to receive a payout in connection with unused vacation upon termination for cause.

5	Mr. Amato resigned from the Bank effective June 7, 2019. He received a payout of $32,039 for unused vacation.

6
Mr. Stojanovic’s employment with the Bank was terminated effective November 15, 2019. Refer to “Post-Employment Compensation of Dusan Stojanovic” in this Item 11 for additional details on Mr. Stojanovic’s termination of employment compensation.

7
Ms. Betz’s employment with the Bank was terminated effective January 24, 2020. There was not an employment agreement in force between the Bank and Ms. Betz on the date of termination. Following her separation from the Bank, Ms. Betz received a payout of $30,297 for unused vacation.

TERMINATION WITHOUT CAUSE, FOR GOOD REASON, OR FOLLOWING A MERGER/CHANGE IN CONTROL

If, however, the NEO’s employment is terminated by us without cause, by the NEO for good reason, or following a merger/change in control, in addition to the payouts previously mentioned, the NEO would be, or would have been when referring to the former President and CEO, entitled to severance payments equal to a multiple of the NEO’s base salary and otherwise as follows:

i.
Two times the annual base salary in effect on the date of termination for the former President and CEO and one times the annual base salary in effect on the date of termination for the CRCO and CBO, or, in the case that the termination occurs within 24 months following a Change of Control, 2.99 times the annual base salary in effect on the date of termination for the former President and CEO and two times the annual base salary in effect on the date of termination for the CRCO and CBO;

ii.
One times the participating NEO’s targeted non-deferred IP award in effect for the calendar year in which the date of termination occurs, or, in the case that the termination occurs within 24 months following a Change of Control, 2.99 times the targeted non-deferred plan award in effect for the calendar year in which the date of termination occurs for the former President and CEO and two times the targeted non-deferred plan award in effect for the calendar year in which the date of termination occurs for the CRCO and CBO;

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

Payments of all accrued amounts, other than IP award amounts, shall be paid in lump sum within ten days or no later than first payroll date on or after the NEO’s date of termination.  Payment of all IP award amounts, if any, shall be paid as otherwise provided under the IP. Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2019, the total amounts payable to our NEOs are outlined in the table below:

Termination Without Cause or For Good Reason
Named Executive Officer	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Michael L. Wilson[2]	$1,730,000	$576,479	$1,128,595	$153,038	$3,588,112
Joelyn R. Jensen-Marren[3]	—	—	—	56,615	56,615
Joseph E. Amato[4]	—	—	—	—	—
Sunil U. Mohandas	400,000	216,576	303,411	2,692	922,679
Daniel D. Clute	370,800	200,766	398,535	20,916	991,017
Dusan Stojanovic[5]	—	—	—	—	—
Linda N. Betz[6]	—	—	—	30,297	30,297

1	This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

2
Mr. Wilson served as the President and CEO through January 19, 2020, and as an advisor from January 20, 2020, until his retirement from the Bank on February 7, 2020. Following his retirement, Mr. Wilson received a payout of $159,969 for unused vacation.

3
As of December 31, 2019, there was not an employment agreement in force between the Bank and Ms. Jensen-Marren. However, like all employees, Ms. Jensen-Marren is eligible to receive a payout in connection with unused vacation upon termination without cause or for good reason.

4	Mr. Amato resigned from the Bank effective June 7, 2019. He received a payout of $32,039 for unused vacation.

5
Mr. Stojanovic’s employment with the Bank was terminated effective November 15, 2019. Refer to “Post-Employment Compensation of Dusan Stojanovic” in this Item 11 for additional details on Mr. Stojanovic’s termination of employment compensation.

6
Ms. Betz’s employment with the Bank was terminated effective January 24, 2020. There was not an employment agreement in force between the Bank and Ms. Betz on the date of termination. Following her separation from the Bank, Ms. Betz received a payout of $30,297 for unused vacation.

Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2019, the total amounts payable to our NEOs are outlined in the table below:

Termination Without Cause or For Good Reason Following Change in Control
Named Executive Officer	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Michael L. Wilson[2]	$2,586,350	$1,308,053	$1,128,595	$153,038	$5,176,036
Joelyn R. Jensen-Marren[3]	—	—	—	56,615	56,615
Joseph E. Amato[4]	—	—	—	—	—
Sunil U. Mohandas	800,000	336,576	303,411	2,692	1,442,679
Daniel D. Clute	741,600	312,006	398,535	20,916	1,473,057
Dusan Stojanovic[5]	—	—	—	—	—
Linda N. Betz[6]	—	—	—	30,297	30,297

1	This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

2
Mr. Wilson served as the President and CEO through January 19, 2020, and as an advisor from January 20, 2020, until his retirement from the Bank on February 7, 2020. Following his retirement, Mr. Wilson received a payout of $159,969 for unused vacation.

3
As of December 31, 2019, there was not an employment agreement in force between the Bank and Ms. Jensen-Marren. However, like all employees, Ms. Jensen-Marren is eligible to receive a payout in connection with unused vacation upon termination without cause or for good reason following change in control.

4	Mr. Amato resigned from the Bank effective June 7, 2019. He received a payout of $32,039 for unused vacation.

5
Mr. Stojanovic’s employment with the Bank was terminated effective November 15, 2019. Refer to “Post-Employment Compensation of Dusan Stojanovic” in this Item 11 for additional details on Mr. Stojanovic’s termination of employment compensation.

6
Ms. Betz’s employment with the Bank was terminated effective January 24, 2020. There was not an employment agreement in force between the Bank and Ms. Betz on the date of termination. Following her separation from the Bank, Ms. Betz received a payout of $30,297 for unused vacation.

TERMINATION FOR DEATH, DISABILITY, OR RETIREMENT

If the NEO’s employment is terminated due to death, disability, or qualifying retirement, in addition to the payouts previously mentioned under the section entitled “Termination For Cause or Without Good Reason,” the NEO is entitled to the following:

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

Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2019, the total amounts payable to our NEOs are outlined in the table below:

Termination by Death, Disability, or Retirement
Named Executive Officer	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Michael L. Wilson[2]	$—	$208,854	$1,128,595	$153,038	$1,490,487
Joelyn R. Jensen-Marren[3]	—	63,795	215,801	56,615	336,211
Joseph E. Amato[4]	—	—	—	—	—
Sunil U. Mohandas	—	96,576	303,411	2,692	402,679
Daniel D. Clute	—	89,526	398,535	20,916	508,977
Dusan Stojanovic[5]	—	—	—	—	—
Linda N. Betz[6]	—	—	—	30,297	30,297

1	This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

2
Mr. Wilson served as the President and CEO through January 19, 2020, and as an advisor from January 20, 2020, until his retirement from the Bank on February 7, 2020. Following his retirement, Mr. Wilson received a payout of $159,969 for unused vacation and is eligible to receive an annual and deferred incentive as noted in the table.

3
As of December 31, 2019, there was not an employment agreement in force between the Bank and Ms. Jensen-Marren. Ms. Jensen-Marren was eligible to receive the amounts disclosed if termination occurred as a result of death, disability or retirement.

4	Mr. Amato resigned from the Bank effective June 7, 2019. He received a payout of $32,039 for unused vacation.

5
Mr. Stojanovic’s employment with the Bank was terminated effective November 15, 2019. Refer to “Post-Employment Compensation of Dusan Stojanovic” in this Item 11 for additional details on Mr. Stojanovic’s termination of employment compensation.

6
Ms. Betz’s employment with the Bank was terminated effective January 24, 2020. There was not an employment agreement in force between the Bank and Ms. Betz on the date of termination. Following her separation from the Bank, Ms. Betz received a payout of $30,297 for unused vacation.

Post-Employment Compensation of Dusan Stojanovic

In December 2019, the Bank entered into a Separation Agreement and General Release (the “General Release”) with Dusan Stojanovic. The General Release is consistent with his employment agreement and provides for, among other terms:

i.A separation date of November 15, 2019;

ii.	The applicable severance benefits provided under the Separation Agreement dated as of December 5, 2019 between the Bank and Mr. Stojanovic, amounting to:

a.	One times base salary of $412,000;

b.	One times targeted non-deferred award under the Bank’s Incentive Plan for 2019 in the amount of $123,600;

c.	An award as provided for under the Incentive Plan for 2019, prorated, in the amount of $103,000;

d.	Accrued unused vacation in the amount of $63,781; and

e.	The continuation of certain health benefits in the amount of $14,096.
iii.A release of all claims by Mr. Stojanovic.

Mr. Stojanovic will also receive unpaid deferred awards from Incentive Plans in the estimated amount of $430,000 in the next few years.

Director Compensation

During 2019, the Board of Directors held 10 board meetings and 77 committee meetings. Pursuant to our 2019 Director Fee Policy, Directors receive one quarter of the annual compensation following the end of each calendar quarter. If it is determined at the end of the calendar year that a Director has attended less than 75 percent of the meetings they were required to attend during the year, the Director will not receive the fourth quarter payment for such calendar year.

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

The total expenses paid on behalf of the Board of Directors for travel and other reimbursed expenses for 2019 was $447 thousand and annual compensation paid to the Board of Directors, by position, for 2019 was as follows:

Board of Director Position	2019
Chair	$138,000
Vice Chair	127,000
Audit Committee Chair	122,000
Committee Chairs	117,000
Other Directors	106,000

The following table sets forth each Director’s compensation for the year ended December 31, 2019:

Director Compensation
Director Name	Fees Earned Or Paid In Cash
J. Benson Porter (Chair)	$138,000
Ellen Z. Lamale (Vice Chair)	127,000
Ruth B. Bennett	106,000
David P. Bobbitt[1]	26,500
Karl A. Bollingberg	106,000
Steven L. Bumann	106,000
Christine H. H. Camp	106,000
Marianne M. Emerson	106,000
David J. Ferries	106,000
Chris D. Grimm	106,000
Teresa J. Keegan	117,000
Michelle M. Keeley	117,000
John F. Kennedy, Sr.	117,000
Joe R. Kesler	106,000
John A. Klebba	106,000
James G. Livingston	122,000
Lauren M. MacVay	117,000
Mike W. McGowan	106,000
Elsie M. Meeks	117,000
Jason A. Meyerhoeffer[2]	54,767
Cynthia A. Parker	106,000
John H. Robinson	106,000
Robert A. Stuart	106,000

1	Mr. Bobbitt resigned from the Board of Directors effective April 8, 2019.

2	Mr. Meyerhoeffer was elected to the Board of Directors effective June 25, 2019.

In October of 2019, the Compensation Committee approved the Director Fee Policy for 2020, subject to the review and comment of the Finance Agency. Under the policy, the 2020 Director compensation fees remained unchanged from 2019. This policy is listed as an exhibit to this annual report on Form 10-K, incorporated by reference to our Form 8-K filed with the SEC on November 8, 2018. Refer to “Item 15. Exhibits and Financial Statement Schedules” for additional information.

Compensation Committee Report

The Compensation Committee reviewed and discussed the 2019 Compensation Discussion and Analysis set forth in Item 11 with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K. The Compensation Committee includes the following individuals:

Compensation Committee
Michelle M. Keeley (Chair)
Cynthia A. Parker (Vice Chair)
Christine H. H. Camp
Chris D. Grimm
Joe R. Kesler
Ellen Z. Lamale
Robert A. Stuart

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents members (or combination of members within the same holding company) holding five percent or more of our outstanding capital stock at February 29, 2020 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Wells Fargo Bank, N.A.	101 N. Phillips Ave	Sioux Falls	SD	9,088	19.8%
Superior Guaranty Insurance Company[1]	76 Saint Paul St.	Burlington	VT	145	0.3
				9,233	20.1
All others				36,563	79.9
Total capital stock				45,796	100.0%

1	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

Additionally, due to the fact that a majority of our Board of Directors is nominated and elected from our membership, these member directors are officers or directors of member institutions that own our capital stock. The following table presents total outstanding capital stock owned by those members who had an officer or director serving on our Board of Directors at February 29, 2020 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Boeing Employees’ Credit Union	12770 Gateway Dr.	Tukwila	WA	691	1.51%
Zions Bancorporation, National Association	One South Main St.	Salt Lake City	UT	600	1.31
OnPoint Community Credit Union	2701 N.W. Vaughn St.	Portland	OR	262	0.57
Central Pacific Bank	220 South King St.	Honolulu	HI	156	0.34
BankWest, Inc.	420 S. Pierre St.	Pierre	SD	43	0.09
First Federal Savings Bank of Twin Falls	383 Shoshone Street N	Twin Falls	ID	35	0.08
Alerus Financial, National Association	401 Demers Avenue	Grand Forks	ND	31	0.07
Fidelity Bank	7600 Parklawn Ave	Edina	MN	31	0.07
First Federal Bank & Trust	671 Illinois St.	Sheridan	WY	31	0.07
BANK	409 Hwy 61 S	Wapello	IA	7	0.01
Legends Bank	200 E Main St.	Linn	MO	6	0.01
First Montana Bank	201 N Higgins Ave	Missoula	MT	4	0.01
True North Federal Credit Union	2777 Postal Way	Juneau	AK	2	*
				1,899	4.14
All others				43,897	95.86
Total capital stock				45,796	100.00%

*	Amount is less than 0.01 percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH RELATED PERSONS

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

For the year ended December 31, 2019, the review and approval of transactions with related persons was governed by our Code of Ethics (“Code”). Under the Code, each director is required to disclose to the Boards all actual or apparent conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the Board or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the Board is empowered to determine whether an actual conflict exists. In the event the Board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Bank’s General Counsel, Chief Human Resources & Administrative Officer/OMWI, Chief Audit Executive, or the Board, as appropriate, shall be responsible for interpreting the Code and rendering final rulings regarding violations of this Code.

The Code requires that all directors and employees avoid conflicts of interest, or the appearance of conflicts of interest. In particular, subject to limited exceptions for interests arising through ownership of mutual funds and certain financial interests acquired prior to employment by the Bank, no employee may have a financial interest in or financial relationship with any of our members or other company doing business or considering doing business with the Bank that is not transacted in the ordinary course of the member's business or, in the case of an extension of credit, involves more than the normal risk of repayment or of loss to the member In addition, the Code of Ethics also provides that employees and directors are expected to perform their duties fairly and impartially and without discrimination in favor of or against any member institution. Employees are required to annually certify compliance with these and all other Code provisions.
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
Finance Agency Regulations
The Finance Agency director independence standards prohibit individuals from serving as members of our Audit Committee if they have one or more “disqualifying relationships” with us or our management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by our Board are (i) employment with us at any time during the last five years, (ii) acceptance of compensation from us other than for service as a director, (iii) being a consultant, advisor, promoter, underwriter, or legal counsel for us at any time within the last five years, and (iv) being an immediate family member of an individual who is or who has been, within the past five years, one of our executive officers. The Board assesses the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on our Audit Committee. As of February 29, 2020, all of our directors, including all members of our Audit Committee, were independent under these criteria.

Exchange Act
Section 10A(m) of the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of a reporting company. Under Section 10A(m), in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of February 29, 2020, all of our directors, including all members of our Audit Committee, were independent under these criteria.
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
With regard to our Independent Directors, the Board affirmatively determined Ruth Bennett, Cleon Butterfield, Michelle Keeley, John Kennedy, Ellen Lamale, Michael McGowan, Elsie Meeks, Cynthia Parker, and Amy Johnson are each independent in accordance with NYSE standards. In concluding our 9 Independent Directors are independent under the NYSE rules, the Board first determined all Independent Directors met the objective NYSE independence standards. In further determining none of its Independent Directors had a material relationship with us, the Board noted the Independent Directors are specifically prohibited from being an officer of the Bank or an officer or director of a member.
Our Board has a standing Audit Committee. All Audit Committee members are independent under the Finance Agency’s independence standards and the independence standards under Section 10A(m) of the Exchange Act in accordance with the Housing Act. For the reasons described above, our Board determined none of the current Member Directors serving on the Audit Committee are independent using the NYSE independence standards. The Member Directors serving on the Audit Committee are Steven Bumann, David Ferries, James Livingston, and Jason Meyerhoeffer. Our Board determined, however, the Independent Directors serving on the Audit Committee are independent under the NYSE independence standards. The Independent Directors serving on the Audit Committee are Ruth Bennett, Cleon Butterfield, John Kennedy, and Elsie Meeks.
Compensation Committee
The Board has a standing Compensation Committee. Our Board determined all members of the Compensation Committee are independent under the Finance Agency’s independence standards. For the reasons described above, our Board determined none of the current Member Directors serving on the Compensation Committee are independent using the NYSE independence standards. The Member Directors serving on the Compensation Committee are Christine Camp, Chris Grimm, Joe Kesler, and Robert Stuart. Our Board determined the Independent Directors serving on the Compensation Committee are independent under the NYSE independence standards. The Independent Directors serving on the Compensation Committee are Michelle Keeley, Ellen Lamale, and Cynthia Parker.

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
The following table sets forth the aggregate fees billed or to be billed by PwC (dollars in thousands):

	For the Years Ended December 31,
	2019	2018[3]
Audit fees[1]	$838	$1,193
Audit-related fees[2]	113	177
All other fees	1	3
Total	$952	$1,373

1
Represents fees incurred in connection with the annual audit of our financial statements and internal control over financial reporting and quarterly review of our financial statements. In addition to these fees, we incurred assessments of $63 thousand and $62 thousand from the Office of Finance for audit fees on the Combined Financial Report for the years ended December 31, 2019 and 2018.

2	Represents fees related to other audit and attest services and technical accounting consultations.

3
The 2018 amounts were revised from what was included in the 2018 10-K to include the amounts subsequently billed for audit fees related to the additional testing due to our material weaknesses. Additionally, certain shared system fees were reclassified from audit fees to audit-related fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The financial statements are set forth in Item 8 of this annual report on Form 10-K.

(b) Exhibits

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective December 13, 2018[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended, approved by the Federal Housing Finance Agency on May 31, 2015[1]
4.2	Description of Federal Home Loan Bank of Des Moines Capital Stock
10.1	Employment Agreement with Joseph E. Amato, effective May 2, 2016[3]
10.2	Employment Agreement with Michael L. Wilson, effective May 31, 2015[1]
10.3	Employment Agreement with Dusan Stojanovic, effective January 1, 2018[4]
10.4	Employment Agreement with Daniel D. Clute, effective November 10, 2014[5]
10.5	Employment Agreement with Sunil Mohandas, effective January 1, 2018[4]
10.6	Amended Severance Policy, effective November 10, 2014[5]
10.7	Form of Indemnification Agreement, effective June 1, 2015[1]
10.8	Joint Capital Enhancement Agreement, as amended, effective August 5, 2011[6]
10.9	Federal Home Loan Bank of Des Moines Fifth Amended and Restated Benefit Equalization Plan, effective January 1, 2016[7]
10.10	Federal Home Loan Bank of Des Moines 2019 Incentive Plan Document, effective January 1, 2019[8]
10.11	2019 Director Fee Policy, effective January 1, 2019[9]
10.12	Federal Home Loan Bank of Des Moines Deferral Plan for Directors, effective June 1, 2015[7]
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Federal Home Loan Bank of Des Moines Audit Committee Report
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

1    Incorporated by reference to our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

2    Incorporated by reference to our Form 8-K filed with the SEC on December 17, 2018 (Commission File No. 000-51999).

3    Incorporated by reference to our Form 8-K/A (Amendment No. 1) filed with the SEC on August 5, 2016 (Commission File No. 000-51999).

4    Incorporated by reference to our Form 8-K/A filed with the SEC on January 19, 2018 (Commission File No. 000-51999).

5    Incorporated by reference to our Form 10-Q filed with the SEC on November 12, 2014 (Commission File 000-51999).

6    Incorporated by reference to our Form 8-K filed with the SEC on August 5, 2011 (Commission File No. 000-51999).

7    Incorporated by reference to our Form 10-K filed with the SEC on March 21, 2016 (Commission File No. 000-51999).

8    Incorporated by reference to our Form 8-K filed with the SEC on March 14, 2019 ( Commission File No. 000-51999).

9    Incorporated by reference to our Form 8-K filed with the SEC on November 8, 2018 (Commission File No. 000-51999).

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant)
March 11, 2020	By:	/s/ Kristina K. Williams
Kristina K. Williams
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 11, 2020

Signature	Title

Principal Executive Officer:

/s/ Kristina K. Williams	President and Chief Executive Officer
Kristina K. Williams

Principal Financial Officer:

/s/ Joelyn R. Jensen-Marren	Senior Vice President and Chief Financial Officer
Joelyn R. Jensen-Marren

Principal Accounting Officer:

/s/ Donna S. Stone	Senior Vice President and Chief Accounting Officer
Donna S. Stone

Signature	Title

Directors:

/s/ James G. Livingston	Chair of the Board of Directors
James G. Livingston

/s/ Ellen Z. Lamale	Vice Chair of the Board of Directors
Ellen Z. Lamale

/s/ Ruth B. Bennett	Director
Ruth B. Bennett

/s/ Karl A. Bollingberg	Director
Karl A. Bollingberg

/s/ Steven L. Bumann	Director
Steven L. Bumann

/s/ Cleon P. Butterfield	Director
Cleon P. Butterfield

/s/ Christine H. H. Camp	Director
Christine H. H. Camp

/s/ David J. Ferries	Director
David J. Ferries

/s/ Chris D. Grimm	Director
Chris D. Grimm

/s/ Amy K. Johnson	Director
Amy K. Johnson

/s/ Teresa J. Keegan	Director
Teresa J. Keegan

/s/ Michelle M. Keeley	Director
Michelle M. Keeley

/s/ John F. Kennedy, Sr.	Director
John F. Kennedy, Sr.

/s/ Joe R. Kesler	Director
Joe R. Kesler

/s/ John A. Klebba	Director
John A. Klebba

/s/ Lauren M. MacVay	Director
Lauren M. MacVay

/s/ Michael W. McGowan	Director
Michael W. McGowan

Signature	Title

/s/ Elsie M. Meeks	Director
Elsie M. Meeks

/s/ Jason A. Meyerhoeffer	Director
Jason A. Meyerhoeffer

/s/ Cynthia A. Parker	Director
Cynthia A. Parker

/s/ J. Benson Porter	Director
J. Benson Porter

/s/ Robert A. Stuart	Director
Robert A. Stuart