Form 10-Q
period 2020-03-31
Federal Home Loan Bank of Des Moines
filed 2020-05-11
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2020
Class B Stock, par value $100	42,192,609

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$611	$1,029
Interest-bearing deposits (Note 3)	1	1
Securities purchased under agreements to resell (Note 3)	6,550	13,950
Federal funds sold (Note 3)	8,935	4,605
Investment securities (Note 3)
Trading securities	1,728	888
Available-for-sale securities (amortized cost of $16,282 and $16,603)	16,166	16,651
Held-to-maturity securities (fair value of $2,346 and $2,439)	2,254	2,370
Total investment securities	20,148	19,909
Advances (Note 4)	79,757	80,360
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1 (Note 5)	9,546	9,334
Accrued interest receivable	179	195
Derivative assets, net (Note 6)	233	102
Other assets	108	118
TOTAL ASSETS	$126,068	$129,603
LIABILITIES
Deposits
Interest-bearing	$1,076	$987
Non-interest-bearing	191	125
Total deposits	1,267	1,112
Consolidated obligations (Note 7)
Discount notes	33,071	29,531
Bonds	84,266	91,553
Total consolidated obligations	117,337	121,084
Mandatorily redeemable capital stock (Note 8)	96	206
Accrued interest payable	258	252
Affordable Housing Program payable	161	157
Derivative liabilities, net (Note 6)	9	1
Other liabilities	207	65
TOTAL LIABILITIES	119,335	122,877
Commitments and contingencies (Note 10)
CAPITAL (Note 8)
Capital stock - Class B putable ($100 par value); 47 and 45 issued and outstanding shares	4,653	4,517
Retained earnings
Unrestricted	1,677	1,661
Restricted	522	504
Total retained earnings	2,199	2,165
Accumulated other comprehensive income (loss)	(119)	44
TOTAL CAPITAL	6,733	6,726
TOTAL LIABILITIES AND CAPITAL	$126,068	$129,603

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
INTEREST INCOME
Advances	$399	$715
Interest-bearing deposits	1	—
Securities purchased under agreements to resell	30	32
Federal funds sold	27	43
Trading securities	9	8
Available-for-sale securities	75	143
Held-to-maturity securities	14	22
Mortgage loans held for portfolio	78	69
Total interest income	633	1,032
INTEREST EXPENSE
Consolidated obligations - Discount notes	110	271
Consolidated obligations - Bonds	410	595
Deposits	1	4
Mandatorily redeemable capital stock	3	3
Total interest expense	524	873
NET INTEREST INCOME	109	159
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	26	10
Net gains (losses) on derivatives and hedging activities	(48)	(12)
Gains on litigation settlements, net	56	—
Other, net	2	7
Total other income (loss)	36	5
OTHER EXPENSE
Compensation and benefits	18	16
Contractual services	4	4
Professional fees	8	7
Other operating expenses	6	7
Federal Housing Finance Agency	3	2
Office of Finance	2	2
Other, net	2	1
Total other expense	43	39
NET INCOME BEFORE ASSESSMENTS	102	125
Affordable Housing Program assessments	10	13
NET INCOME	$92	$112

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Net income	$92	$112
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	(164)	1
Pension and postretirement benefits	1	—
Total other comprehensive income (loss)	(163)	1
TOTAL COMPREHENSIVE INCOME (LOSS)	$(71)	$113

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)
	Shares	Par Value
BALANCE, DECEMBER 31, 2018	54	$5,414
Comprehensive income (loss)	—	—
Proceeds from issuance of capital stock	16	1,551
Repurchases/redemptions of capital stock	(18)	(1,781)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(2)
Cash dividends on capital stock	—	—
BALANCE, MARCH 31, 2019	52	$5,182

BALANCE, DECEMBER 31, 2019	45	$4,517
Adjustment for cumulative effect of accounting change (Note 2)	—	—
Comprehensive income (loss)	—	—
Proceeds from issuance of capital stock	21	2,074
Repurchases/redemptions of capital stock	(19)	(1,932)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(6)
Cash dividends on capital stock	—	—
BALANCE, MARCH 31, 2020	47	$4,653

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL (continued from previous page)
(dollars and shares in millions)
(Unaudited)

	Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2018	$1,623	$427	$2,050	$84	$7,548
Comprehensive income (loss)	90	22	112	1	113
Proceeds from issuance of capital stock	—	—	—	—	1,551
Repurchases/redemptions of capital stock	—	—	—	—	(1,781)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(2)
Cash dividends on capital stock	(70)	—	(70)	—	(70)
BALANCE, MARCH 31, 2019	$1,643	$449	$2,092	$85	$7,359

BALANCE, DECEMBER 31, 2019	$1,661	$504	$2,165	$44	$6,726
Adjustment for cumulative effect of accounting change (Note 2)	1	—	1	—	1
Comprehensive income (loss)	74	18	92	(163)	(71)
Proceeds from issuance of capital stock	—	—	—	—	2,074
Repurchases/redemptions of capital stock	—	—	—	—	(1,932)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(6)
Cash dividends on capital stock	(59)	—	(59)	—	(59)
BALANCE, MARCH 31, 2020	$1,677	$522	$2,199	$(119)	$6,733

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$92	$112
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	(6)	16
Net (gains) losses on trading securities	(26)	(10)
Net change in derivatives and hedging activities	(262)	(33)
Other adjustments	6	—
Net change in:
Accrued interest receivable	(7)	(52)
Other assets	10	(2)
Accrued interest payable	5	32
Other liabilities	2	(3)
Total adjustments	(278)	(52)
Net cash provided by (used in) operating activities	(186)	60
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(346)	(29)
Securities purchased under agreements to resell	7,400	(3,300)
Federal funds sold	(4,330)	(3,835)
Trading securities
Proceeds from maturities	57	8
Purchases	(871)	—
Available-for-sale securities
Proceeds from maturities	772	640
Held-to-maturity securities
Proceeds from maturities	113	115
Advances
Repaid	79,358	67,845
Originated	(78,332)	(60,649)
Mortgage loans held for portfolio
Principal collected	357	216
Purchased	(571)	(327)
Other investing activities, net	(2)	(2)
Net cash provided by (used in) investing activities	3,605	682

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
FINANCING ACTIVITIES
Net change in deposits	155	(142)
Borrowings from other FHLBanks	—	(500)
Net proceeds from issuance of consolidated obligations
Discount notes	32,197	37,073
Bonds	17,706	14,926
Payments for maturing and retiring consolidated obligations
Discount notes	(28,645)	(34,973)
Bonds	(25,217)	(16,844)
Proceeds from issuance of capital stock	2,074	1,551
Proceeds from issuance of mandatorily redeemable capital stock	19	1
Payments for repurchases/redemptions of capital stock	(1,932)	(1,781)
Payments for repurchases/redemptions of mandatorily redeemable capital stock	(135)	(21)
Cash dividends paid	(59)	(70)
Net cash provided by (used in) financing activities	(3,837)	(780)
Net increase (decrease) in cash and due from banks	(418)	(38)
Cash and due from banks at beginning of the period	1,029	119
Cash and due from banks at end of the period	$611	$81

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$569	$853
Affordable Housing Program payments	6	7
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	22	32
Traded but not yet settled investment security purchases	139	—
Transfers of mortgage loans to other assets	—	1
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	6	2
Initial right-of-use lease asset recognition	—	3
Initial lease liability recognition	—	3

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Background Information

The Federal Home Loan Bank of Des Moines (the Bank) is a federally chartered corporation organized on October 31, 1932, that is exempt from all federal, state, and local taxation (except real property taxes and certain employer payroll taxes) and is one of 11 district Federal Home Loan Banks (FHLBanks). The FHLBanks were created under the authority of the Federal Home Loan Bank Act of 1932 (FHLBank Act). With the passage of the Housing and Economic Recovery Act of 2008 (Housing Act), the Federal Housing Finance Agency (Finance Agency) was established and became the independent federal regulator of Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) (collectively, Enterprises), as well as the FHLBanks and FHLBanks’ Office of Finance, effective July 30, 2008. The Finance Agency’s mission is to ensure that the Enterprises and FHLBanks operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment. The Finance Agency establishes policies and regulations governing the operations of the Enterprises and FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors.

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

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2019, which are contained in the Bank’s 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 11, 2020 (2019 Form 10-K).

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of results for the interim periods. The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the three months ended March 31, 2020, with the exception of the policies noted below. Descriptions of all significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in the 2019 Form 10-K.

Beginning January 1, 2020, the Bank adopted new accounting guidance pertaining to the measurement of credit losses on financial instruments that requires a financial asset or group of financial assets measured at amortized cost to be presented at the net amount expected to be collected. The new guidance also requires credit losses relating to these financial instruments as well as available-for-sale securities to be recorded through an allowance for credit losses. Upon adoption of this guidance, the Bank recorded a $1 million decrease in its allowance for credit losses on mortgage loans through a cumulative effect adjustment to retained earnings. See “Note 2 — Recently Adopted and Issued Accounting Guidance” for additional information. The new guidance is summarized below. Consistent with the modified retrospective method of adoption, the prior period has not been revised to conform to the new basis of accounting. See “Note 1 — Summary of Significant Accounting Policies” in the 2019 Form 10-K for information on the prior accounting treatment.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold. These investments provide short-term liquidity and are carried at amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition.

These investments are evaluated quarterly for expected credit losses. If applicable, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The Bank uses the collateral maintenance provision practical expedient for securities purchased under agreements to resell. Consequently, a credit loss would be recognized if there is a collateral shortfall which the Bank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. See “Note 3 — Investments” for details on the allowance methodologies relating to these investments.

Investment Securities

Available for Sale. For securities classified as available-for-sale (AFS), the Bank evaluates an individual security for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition. Impairment exists when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. When a shortfall is considered possible, the Bank compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately, if applicable.

If management intends to sell an impaired security classified as AFS, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in other income (loss). If management does not intend to sell an impaired security classified as AFS and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded to “Net unrealized gains (losses) on available-for-sale securities” within accumulated other comprehensive income (loss) (AOCI). Prior to January 1, 2020, credit losses, if applicable, were recorded as a direct write-down of the AFS security carrying value.

Held-to-Maturity. Securities that the Bank has both the ability and intent to hold to maturity are classified as held-to-maturity (HTM) and are carried at amortized cost, which represents the amount at which an investment is acquired, adjusted for periodic principal repayments, amortization of premiums, and accretion of discounts. Accrued interest receivable is recorded separately on the Statements of Condition.

HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately, if applicable. Prior to January 1, 2020, credit losses, if applicable, were recorded as a direct write-down of the HTM security carrying value.

See “Note 3 — Investments” for details on the allowance methodologies relating to AFS and HTM securities.

Advances

Advances (secured loans to members, former members, or eligible housing associates) are carried at amortized cost, which is net of premiums, discounts, and fair value hedging adjustments unless the Bank has elected the fair value option (FVO), in which case, the advances are carried at fair value. For advances carried at amortized cost, accrued interest receivable is recorded separately on the Statements of Condition. The advances carried at amortized cost are evaluated quarterly for expected credit losses. If deemed necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. See “Note 4 — Advances” for details on the allowance methodology relating to advances.

Mortgage Loans Held for Portfolio

The Bank classifies mortgage loans that it has the intent and ability to hold for the foreseeable future, or until maturity or payoff, as held for portfolio. Accordingly, these mortgage loans are reported net of premiums, discounts, basis adjustments from mortgage loan purchase commitments, charge-offs, and the allowance for credit losses. The Bank records interest on mortgage loans to interest income as earned. The Bank amortizes/accretes premiums, discounts, and basis adjustments on mortgage loan purchase commitments to income using the level-yield method over the contractual life of the mortgage loans. Accrued interest receivable is recorded separately on the Statements of Condition.

The Bank performs a quarterly assessment of its mortgage loans held for portfolio to estimate expected credit losses. If deemed necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses.

The Bank measures expected credit losses on mortgage loans on a collective basis, pooling loans with similar risk characteristics. If a mortgage loan no longer shares risk characteristics with other loans, it is removed from the pool and evaluated for expected credit losses on an individual basis. When developing the allowance for credit losses, the Bank measures the estimated loss over the remaining life of a mortgage loan, which also considers how the Bank’s credit enhancements mitigate credit losses. The allowance excludes uncollectible accrued interest receivable, as the Bank writes off accrued interest receivable by reversing interest income if a mortgage loan is placed on nonaccrual status.

The Bank does not purchase mortgage loans with credit deterioration present at the time of purchase. The Bank includes estimates of expected recoveries within the allowance for credit losses. See “Note 5 — Mortgage Loans” for details on the allowance methodology relating to mortgage loans.

Off-Balance Sheet Credit Exposures

The Bank evaluates its off-balance sheet credit exposures on a quarterly basis for expected credit losses. If deemed necessary, an allowance for expected credit losses on these off-balance sheet exposures is recorded in other liabilities with a corresponding adjustment to the provision (reversal) for credit losses. See “Note 10 — Commitments and Contingencies” for additional information.

Note 2 — Recently Adopted and Issued Accounting Guidance

ADOPTED ACCOUNTING GUIDANCE
Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15)
On August 29, 2018, the Financial Accounting Standards Board (FASB) issued amended guidance to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by this guidance.
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
This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2020, and was adopted on a prospective basis. The adoption of this guidance did not have any effect on the Bank’s financial condition, results of operations, or cash flows.
Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13)
On August 28, 2018, the FASB issued amended guidance that modifies the disclosure requirements for fair value measurements to improve disclosure effectiveness. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2020. The adoption of this guidance did not have any effect on the Bank’s financial condition, results of operations, or cash flows; however, it reduced certain disclosures.
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

The FASB issued subsequent amendments to clarify the scope of the credit losses standard and address issues including, but not limited to, accrued interest receivable balances, recoveries, variable interest rates and prepayments. All of this guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2020 and was adopted on a modified retrospective basis. Upon adoption, the Bank recorded no credit losses on its advances, standby letters of credit, and other extensions of credit to borrowers (collectively, credit products) as well as its investment portfolio. For its mortgage loans held for portfolio, the Bank recorded a $1 million decrease in its allowance for credit losses through a cumulative effect adjustment to retained earnings on January 1, 2020. This decrease was attributable to recoveries on mortgage loans that were previously written down and have had their collateral values subsequently improve, partially offset by the incorporation of lifetime credit losses on its mortgage loan portfolio.

ISSUED ACCOUNTING GUIDANCE
Reference Rate Reform (ASU 2020-04)
On March 12, 2020, the FASB issued guidance to provide temporary optional expedients and exceptions to GAAP on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). Entities can elect to not apply certain modification accounting requirements to contracts affected by rate reform, if certain criteria are met. Additionally, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform. Lastly, entities can make a one-time election to sell and/or transfer to AFS or trading any HTM debt securities that refer to an interest rate affected by reference rate reform and were classified as HTM before January 1, 2020.

This guidance becomes effective for the Bank upon election of any of the amendments and will be applied prospectively from the date elected until December 31, 2022. For certain hedge accounting optional expedients, they will be applied through the end of the hedging relationship, which could extend beyond December 31, 2022. The Bank is in the process of evaluating this guidance, and its effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.

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
Note 3 — Investments

The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold and may make other investments in debt securities, which are classified as either trading, AFS, or HTM.

INTEREST-BEARING DEPOSITS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND FEDERAL FUNDS SOLD

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a Nationally Recognized Statistical Rating Organization (NRSRO). At March 31, 2020, none of these investments were with counterparties rated below triple-B; however, approximately 42 percent were secured securities purchased under agreements to resell with unrated counterparties. These may differ from any internal ratings of the investments by the Bank.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At March 31, 2020 and December 31, 2019, no allowance for credit losses was recorded for interest-bearing deposits and Federal funds sold as all assets were repaid or expected to be repaid according to their contractual terms. Carrying values of interest-bearing deposits and Federal funds sold excluded accrued interest receivable of less than $1 million as of March 31, 2020 and December 31, 2019.

Securities purchased under agreements to resell are secured, short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at March 31, 2020 and December 31, 2019. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of less than $1 million and $2 million as of March 31, 2020 and December 31, 2019.

DEBT SECURITIES

The Bank invests in debt securities, which are classified as either trading, AFS, or HTM. Within these investments, the Bank is subject to credit risk related to private-label (MBS) that are supported by underlying mortgage or asset-backed loans. The Bank is prohibited by Finance Agency regulations from purchasing certain higher-risk securities, such as equity securities and debt instruments that are not investment quality. Exceptions are allowed for certain investments targeted at low-income persons or communities, and instruments that experience credit deterioration after their purchase by the Bank.

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	March 31, 2020	December 31, 2019
Non-mortgage-backed securities
U.S. Treasury obligations	$873	$—
Other U.S. obligations[1]	140	150
GSE and Tennessee Valley Authority obligations	64	60
Other[2]	262	259
Total non-mortgage-backed securities	1,339	469
Mortgage-backed securities
GSE multifamily	389	419
Total fair value	$1,728	$888

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

The Bank did not sell any trading securities during the three months ended March 31, 2020 and 2019. During the three months ended March 31, 2020 and 2019, the Bank recorded net holding gains of $26 million and $10 million on its trading securities.

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	March 31, 2020
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$2,000	$2	$(27)	$1,975
GSE and Tennessee Valley Authority obligations	1,118	5	(16)	1,107
State or local housing agency obligations	761	—	(1)	760
Other[3]	292	1	(1)	292
Total non-mortgage-backed securities	4,171	8	(45)	4,134
Mortgage-backed securities
U.S. obligations single-family[2]	3,917	1	(26)	3,892
GSE single-family	609	3	(3)	609
GSE multifamily	7,585	2	(56)	7,531
Total mortgage-backed securities	12,111	6	(85)	12,032
Total	$16,282	$14	$(130)	$16,166

	December 31, 2019
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$2,122	$6	$(1)	$2,127
GSE and Tennessee Valley Authority obligations	1,034	26	—	1,060
State or local housing agency obligations	761	—	(5)	756
Other[3]	276	9	—	285
Total non-mortgage-backed securities	4,193	41	(6)	4,228
Mortgage-backed securities
U.S. obligations single-family[2]	4,044	17	(2)	4,059
GSE single-family	646	4	(1)	649
GSE multifamily	7,720	13	(18)	7,715
Total mortgage-backed securities	12,410	34	(21)	12,423
Total	$16,603	$75	$(27)	$16,651

1
Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $33 million and $42 million at March 31, 2020 and December 31, 2019.

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

	March 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$998	$(15)	$818	$(12)	$1,816	$(27)
GSE and Tennessee Valley Authority obligations	326	(16)	—	—	326	(16)
State or local housing agency obligations	210	—	314	(1)	524	(1)
Other	128	(1)	—	—	128	(1)
Total non-mortgage-backed securities	1,662	(32)	1,132	(13)	2,794	(45)
Mortgage-backed securities
U.S. obligations single-family[1]	3,052	(19)	558	(7)	3,610	(26)
GSE single-family	212	(1)	98	(2)	310	(3)
GSE multifamily	4,811	(42)	2,486	(14)	7,297	(56)
Total mortgage-backed securities	8,075	(62)	3,142	(23)	11,217	(85)
Total	$9,737	$(94)	$4,274	$(36)	$14,011	$(130)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$196	$—	$706	$(1)	$902	$(1)
State or local housing agency obligations	57	—	344	(5)	401	(5)
Total non-mortgage-backed securities	253	—	1,050	(6)	1,303	(6)
Mortgage-backed securities
U.S. obligations single-family[1]	169	—	564	(2)	733	(2)
GSE single-family	133	—	104	(1)	237	(1)
GSE multifamily	2,001	(8)	2,766	(10)	4,767	(18)
Total mortgage-backed securities	2,303	(8)	3,434	(13)	5,737	(21)
Total	$2,556	$(8)	$4,484	$(19)	$7,040	$(27)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	March 31, 2020		December 31, 2019
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$92	$92	$92	$92
Due after one year through five years	2,104	2,096	2,099	2,110
Due after five years through ten years	1,200	1,187	1,294	1,302
Due after ten years	775	759	708	724
Total non-mortgage-backed securities	4,171	4,134	4,193	4,228
Mortgage-backed securities	12,111	12,032	12,410	12,423
Total	$16,282	$16,166	$16,603	$16,651

Net Gains (Losses) from Sale of AFS Securities

During the three months ended March 31, 2020 and 2019, the Bank did not sell any AFS securities.

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	March 31, 2020
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$383	$96	$—	$479
State or local housing agency obligations	212	2	(1)	213
Total non-mortgage-backed securities	595	98	(1)	692
Mortgage-backed securities
U.S. obligations single-family[2]	4	—	—	4
U.S. obligations commercial[2]	1	—	—	1
GSE single-family	1,647	7	(12)	1,642
Private-label	7	—	—	7
Total mortgage-backed securities	1,659	7	(12)	1,654
Total	$2,254	$105	$(13)	$2,346

	December 31, 2019
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$384	$72	$—	$456
State or local housing agency obligations	221	1	(1)	221
Total non-mortgage-backed securities	605	73	(1)	677
Mortgage-backed securities
U.S. obligations single-family[2]	5	—	—	5
U.S. obligations commercial[2]	1	—	—	1
GSE single-family	1,752	4	(7)	1,749
Private-label	7	—	—	7
Total mortgage-backed securities	1,765	4	(7)	1,762
Total	$2,370	$77	$(8)	$2,439

1
Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $12 million and $7 million as of March 31, 2020 and December 31, 2019.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	March 31, 2020		December 31, 2019
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	411	457	412	446
Due after ten years	184	235	193	231
Total non-mortgage-backed securities	595	692	605	677
Mortgage-backed securities	1,659	1,654	1,765	1,762
Total	$2,254	$2,346	$2,370	$2,439

Net Gains (Losses) from Sale of HTM Securities

During the three months ended March 31, 2020 and 2019, the Bank did not sell any HTM securities.

ALLOWANCE FOR CREDIT LOSSES ON AFS AND HTM SECURITIES

The Bank evaluates AFS and HTM investment securities for credit losses on a quarterly basis. The Bank adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. See “Note 2 — Recently Adopted and Issued Accounting Guidance” for additional information. See “Note 1 — Summary of Significant Accounting Policies” in the 2019 Form 10-K for information on the prior methodology for evaluating credit losses.

AFS and HTM Securities (Excluding Private-label MBS)

The Bank’s AFS and HTM securities may include, but are not limited to, certificates of deposit, commercial paper, U.S. obligations, GSE and Tennessee Valley Authority (TVA) obligations, state or local housing agency obligations, taxable municipal bonds, and mortgage-backed securities (MBS). The Bank only purchases securities considered investment quality. Excluding private-label MBS, at March 31, 2020, all of the Bank’s AFS securities and HTM securities, based on amortized cost, were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At March 31, 2020, certain AFS securities held by the Bank were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the Bank has not experienced any payment defaults on the instruments. In addition, substantially all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these AFS securities at March 31, 2020.

The Bank evaluates its HTM securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of March 31, 2020, the Bank had no allowance for credit losses recorded on its HTM securities because the securities: (i) were all highly-rated, (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of U.S. obligations and GSE and TVA obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Private-label MBS

The Bank holds investments in private-label MBS classified as HTM. As of March 31, 2020, these investments represented less than one percent of the Bank’s HTM portfolio and approximately 70 percent of these securities, based on amortized cost, were rated single-A, or above, by an NRSRO. As of March 31, 2020, the Bank had no allowance for credit losses recorded on its private-label MBS because the securities (i) were highly-rated and/or (ii) had not experienced, nor did the Bank expect, any payment default on the instruments.

Note 4 — Advances

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	March 31, 2020		December 31, 2019
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$5	1.36%	$1	2.73%
Due in one year or less	33,669	1.05	35,432	1.97
Due after one year through two years	19,305	1.71	21,959	2.23
Due after two years through three years	10,264	2.07	8,693	2.33
Due after three years through four years	5,244	2.36	5,109	2.51
Due after four years through five years	7,231	1.93	5,978	2.17
Thereafter	3,441	2.43	3,013	2.72
Total par value	79,159	1.57%	80,185	2.16%
Premiums	24		25
Discounts	(5)		(6)
Fair value hedging adjustments	579		156
Total	$79,757		$80,360

1	Excludes accrued interest receivable of $69 million and $91 million as of March 31, 2020 and December 31, 2019.

The following table summarizes advances by year of redemption term or next call date for callable advances, and by year of redemption term or next put date for putable advances (dollars in millions):

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Overdrawn demand deposit accounts	$5	$1	$5	$1
Due in one year or less	48,177	53,156	34,633	36,278
Due after one year through two years	12,855	11,967	19,360	22,101
Due after two years through three years	6,617	5,427	10,320	8,730
Due after three years through four years	3,924	3,802	5,036	5,004
Due after four years through five years	4,558	3,461	6,375	5,069
Thereafter	3,023	2,371	3,430	3,002
Total par value	$79,159	$80,185	$79,159	$80,185

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At March 31, 2020 and December 31, 2019, the Bank had callable advances outstanding totaling $19.5 billion and $25.5 billion.

The Bank holds certain putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on the predetermined exercise dates. Generally, these put options are exercised when interest rates increase relative to contractual rates. At both March 31, 2020 and December 31, 2019, the Bank had putable advances outstanding totaling $1.4 billion.

PREPAYMENT FEES

The Bank generally charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. For certain advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of fair value hedging adjustments in advance income on the Statements of Income. The Bank recorded prepayment fees on advances, net of $3 million and less than $1 million for the three months ended March 31, 2020 and 2019.

ADVANCE CONCENTRATIONS

The Bank’s advances are concentrated in commercial banks, savings institutions, and insurance companies. At March 31, 2020 and December 31, 2019, the Bank had outstanding advances of $17.5 billion and $25.5 billion to Wells Fargo Bank, N.A. who individually held 10 percent or more of the Bank’s advances, which represented 22 percent and 32 percent of the total principal amount of outstanding advances.

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates advances for credit losses on a quarterly basis. The Bank adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. See “Note 2 — Recently Adopted and Issued Accounting Guidance” for additional information.

The Bank manages its credit exposure to advances through an approach that includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower’s financial condition in conjunction with the Bank’s collateral and lending policies to limit risk of loss while balancing borrowers’ needs for a reliable source of funding. In addition, the Bank lends to eligible borrowers in accordance with the FHLBank Act, Finance Agency regulations, and other applicable laws.

The Bank is required by regulation to obtain sufficient collateral to fully secure its advances. The estimated value of the collateral required to secure each borrower’s advances is calculated by applying collateral discounts, or haircuts, to the unpaid principal balance or market value, if available, of the collateral. The Bank also has policies and procedures for validating the reasonableness of the Bank’s collateral valuations. In addition, collateral verifications and on-site reviews are performed by the Bank based on the risk profile of the borrower. Management believes that these policies effectively manage the Bank’s credit risk from advances.

Eligible collateral includes:

•	fully disbursed whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages;

•
loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Government National Mortgage Association;

•	cash deposited with the Bank; and

•
other real estate-related collateral acceptable to the Bank, such as second lien mortgages, home equity lines of credit, tax-exempt municipal securities, and commercial real estate mortgages, provided such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property.

Community financial institutions may also pledge collateral consisting of secured small business, small agri-business, or small farm loans. As additional security, the FHLBank Act provides that the Bank has a lien on each member’s capital stock investment; however, capital stock cannot be pledged as collateral to secure advances.

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its advances. At March 31, 2020 and December 31, 2019, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, if available, in excess of its outstanding advances.

As a result of recent stressed market conditions stemming from the coronavirus pandemic (COVID-19), the Bank is taking additional steps to monitor its credit risk on advances. These steps include increased frequency of collateral valuation and identifying, analyzing, and monitoring borrowers with higher risk profiles.

At March 31, 2020 and December 31, 2019, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings (TDRs) related to advances during the three months ended March 31, 2020 and 2019.

The Bank has never experienced a credit loss on its advances. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on its advances as of March 31, 2020. For the same reasons, the Bank did not record any allowance for credit losses for its advances at December 31, 2019.

Note 5 — Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio includes conventional mortgage loans and government-guaranteed or -insured mortgage loans obtained through the Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago) and the Mortgage Purchase Program (MPP). The MPF program, which represented 98 percent of the Bank’s mortgage loans held for portfolio at both March 31, 2020 and December 31, 2019, involves investment by the Bank in single-family mortgage loans held for portfolio that are either purchased from participating financial institutions (PFIs) or funded by the Bank through PFIs. MPF loans may also be acquired through participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank’s MPF PFIs generally originate, service, and credit enhance mortgage loans that are sold to the Bank. MPF PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the MPF PFI to a designated mortgage service provider.

Under the MPP, the Bank acquired single-family mortgage loans that were purchased directly from MPP PFIs. Similar to the MPF program, MPP PFIs generally originated, serviced, and credit enhanced the mortgage loans sold to the Bank. The MPP program represented two percent of the Bank’s mortgage loans held for portfolio at both March 31, 2020 and December 31, 2019. The Bank does not currently purchase mortgage loans under this program. All loans in this portfolio were originated prior to 2006.

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	March 31, 2020	December 31, 2019
Fixed rate, long-term single-family mortgage loans	$8,335	$8,192
Fixed rate, medium-term[1] single-family mortgage loans	1,079	1,016
Total unpaid principal balance	9,414	9,208
Premiums	128	125
Discounts	(4)	(4)
Basis adjustments from mortgage loan purchase commitments	9	6
Total mortgage loans held for portfolio[2]	9,547	9,335
Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$9,546	$9,334

1	Medium-term is defined as a term of 15 years or less.

2	Excludes accrued interest receivable of $49 million and $48 million as of March 31, 2020 and December 31, 2019.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	March 31, 2020	December 31, 2019
Conventional mortgage loans	$8,917	$8,712
Government-insured mortgage loans	497	496
Total unpaid principal balance	$9,414	$9,208

PAYMENT STATUS OF MORTGAGE LOANS

Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include non-accrual loans and loans in process of foreclosure.

The following tables present the payment status for MPF and MPP conventional mortgage loans (dollars in millions):

	March 31, 2020
	Origination Year
	Prior to 2016	2016 to 2020	Total
Past due 30 - 59 days	$35	$16	$51
Past due 60 - 89 days	12	2	14
Past due 90 - 179 days	6	3	9
Past due 180 days or more	8	1	9
Total past due mortgage loans	61	22	83
Total current mortgage loans	2,726	6,231	8,957
Total amortized cost of mortgage loans[1]	$2,787	$6,253	$9,040

December 31, 2019
Past due 30 - 59 days	$57
Past due 60 - 89 days	14
Past due 90 - 179 days	10
Past due 180 days or more	10
Total past due mortgage loans	91
Total current mortgage loans	8,783
Total recorded investment of mortgage loans[1]	$8,874

1
Amortized cost represents the unpaid principal balance adjusted for unamortized premiums, discounts, basis adjustments, and direct write-downs. Recorded investment at December 31, 2019 includes accrued interest receivable whereas the amortized cost at March 31, 2020 excludes accrued interest receivable.

The following tables present other delinquency statistics for MPF and MPP mortgage loans (dollars in millions):

	March 31, 2020
Amortized Cost	Conventional	Government-Insured	Total
In process of foreclosure[1]	$5	$1	$6
Serious delinquency rate[2]	—%	2%	—%
Past due 90 days or more and still accruing interest[3]	$—	$8	$8
Non-accrual mortgage loans[4]	$29	$—	$29

	December 31, 2019
Recorded Investment	Conventional	Government- Insured	Total
In process of foreclosure[1]	$5	$1	$6
Serious delinquency rate[2]	—%	1%	—%
Past due 90 days or more and still accruing interest[3]	$—	$7	$7
Non-accrual mortgage loans[4]	$31	$—	$31

1	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.

2	Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total mortgage loans.

3	Represents government-insured mortgage loans that are 90 days or more past due.

4
Represents conventional mortgage loans that are 90 days or more past due or TDRs. As of March 31, 2020, none of these conventional mortgage loans on non-accrual status had an associated allowance for expected credit losses.

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates mortgage loans for credit losses on a quarterly basis. The Bank adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. See “Note 2 — Recently Adopted and Issued Accounting Guidance” for additional information. See “Note 10 — Allowance for Credit Losses” in the 2019 Form 10-K for information on the prior methodology for evaluating credit losses on mortgage loans.

Conventional Mortgage Loans

Conventional mortgage loans are evaluated collectively when similar risk characteristics exists. Conventional loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis. The Bank determines its allowances for credit losses on conventional loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions.

For collectively evaluated loans, the Bank uses a projected cash flow model to estimate expected credit losses over the life of the loans. This model relies on a number of inputs, such as current and projected property values and interest rates as well as historical borrower behavior experience. For MPF loans, the Bank also incorporates associated credit enhancements when determining its estimate of expected credit losses. In limited instances, the Bank may incorporate a management adjustment in the allowance for credit losses for conventional mortgage loans due to changes in economic and business conditions or other factors that may not be fully captured in its model.

For individually evaluated loans, the Bank uses the practical expedient for collateral dependent assets. A mortgage loan is considered collateral dependent if repayment is expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default. The Bank estimates the fair value of this collateral using a property valuation model. The expected credit loss of a collateral dependent mortgage loan is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. The Bank records a direct charge-off of the loan balance, if certain triggering criteria are met. Expected recoveries of prior charge-offs are included in the allowance for credit losses.

At both March 31, 2020 and December 31, 2019, the Bank’s allowance for credit losses on conventional mortgage loans totaled $1 million. As a result of adopting Measurement of Credit Losses on Financial Instruments (ASU 2016-13), the Bank recorded a $1 million decrease in its allowance for credit losses through a cumulative effect adjustment to retained earnings on January 1, 2020. This decrease was attributable to recoveries on conventional mortgage loans that were previously written down and have had their collateral values subsequently improve, partially offset by the incorporation of lifetime credit losses on its mortgage loan portfolio.

During the three months ended March 31, 2020, the Bank’s cash flow model for collectively evaluated loans projected a slight decrease in expected credit losses due to an updated calibration of model assumptions, optimistic mortgage rate forecast, and slight increase in regional home price appreciation (HPA). However, rapidly changing economic and business conditions in March of 2020 in response to COVID-19 and the potential forthcoming impact on the Bank’s portfolio indicated that, a reduction in expected credit losses was not warranted or prudent. As such, the Bank incorporated a management adjustment in its allowance for credit losses that was informed by multiple benchmark modeling scenarios that captured the projected effects of the global pandemic, including fiscal and monetary policy actions, updated mortgage rate and housing price forecasts, and significant increases in unemployment. Expected recoveries of prior charge-offs remained stable during the three months ended March 31, 2020.

Government-Insured Mortgage Loans

The Bank invests in government-insured fixed rate mortgage loans portfolios that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance.

The Bank has never experienced a credit loss on its government-insured mortgage loans. As of March 31, 2020, the Bank assessed its servicers and determined there was no expectation that a servicer would fail to remit payments due until paid in full. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at March 31, 2020 and December 31, 2019. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Note 6 — Derivatives and Hedging Activities

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

For additional information on the Bank’s derivative and hedging accounting policy, see “Note 1 — Summary of Significant Accounting Policies” in the 2019 Form 10-K.

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	March 31, 2020			December 31, 2019
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$37,610	$55	$360	$37,684	$31	$159
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	1,858	12	89	1,038	8	43
Forward settlement agreements (TBAs)	342	—	7	122	—	—
Mortgage loan purchase commitments	348	4	—	127	—	—
Total derivatives not designated as hedging instruments	2,548	16	96	1,287	8	43
Total derivatives before netting and collateral adjustments	$40,158	71	456	$38,971	39	202
Netting adjustments and cash collateral[1]		162	(447)		63	(201)
Total derivative assets and derivative liabilities		$233	$9		$102	$1

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. At March 31, 2020 and December 31, 2019, cash collateral posted by the Bank and related accrued interest was $609 million and $264 million. At both March 31, 2020 and December 31, 2019, the Bank did not hold any cash collateral or related accrued interest from clearing agents or counterparties.

The following tables summarize the income effect from fair value hedging relationships recorded in net interest income as well as total income (expense) by product recorded on the Statements of Income (dollars in millions):

	For the Three Months Ended March 31, 2020
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$399	$75	$(410)
Net interest income effect from fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(435)	$(316)	$237
Hedged items[3]	423	290	(233)
Total net interest income effect from fair value hedging relationships	$(12)	$(26)	$4

	For the Three Months Ended March 31, 2019
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total income (expense) recorded on the Statements of Income[1]	$715	$143	$(595)
Net income effect from fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(78)	$(81)	$67
Hedged items[3]	103	86	(135)
Total net income effect from fair value hedging relationships	$25	$5	$(68)

1
Amounts shown to give context to the disclosure and include total interest income (expense) of the products indicated, including coupon, prepayment fees, amortization, and derivative net interest settlements. Interest income (expense) amounts also include gains and losses on derivatives and hedged items in fair value hedging relationships.

2	Includes changes in fair value, net interest settlements on derivatives, and amortization of the financing element of off-market derivatives.

3	Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	March 31, 2020
Line Item on Statements of Condition	Amortized Cost of Hedged Asset/ Liability[1]	Changes in Fair Value for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Adjustments
Advances	$18,330	$557	$22	$579
Available-for-sale securities	6,539	458	—	458
Consolidated obligation bonds	16,339	247	(13)	234

	December 31, 2019
Line Item on Statements of Condition	Amortized Cost of Hedged Asset/ Liability[1]	Changes in Fair Value for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Adjustments
Advances	$14,806	$146	$10	$156
Available-for-sale securities	6,221	167	—	167
Consolidated obligation bonds	20,256	16	(15)	1

1    Includes the portion of amortized cost representing the hedged items in fair value hedging relationships.

The following table summarizes the components of “Net gains (losses) on derivatives and hedging activities” as presented on the Statements of Income (dollars in millions).

	For the Three Months Ended
	March 31,
	2020	2019
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$(45)	(12)
Forward settlement agreements (TBAs)	(8)	(1)
Mortgage loan purchase commitments	7	1
Net interest settlements	(2)	—
Net gains (losses) on derivatives and hedging activities	$(48)	$(12)

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at March 31, 2020 was $7 million, for which the Bank was not required to post collateral in the normal course of business. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would not have been required to deliver additional collateral to its uncleared derivative counterparties at March 31, 2020.

For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Bank utilizes one Clearinghouse, CME Clearing for all cleared derivative transactions. CME Clearing notifies the clearing agent of the required initial margin and daily variation margin requirements, and the clearing agent in turn notifies the Bank.

The Clearinghouse determines initial margin requirements which are considered cash collateral. Generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at March 31, 2020. Variation margin requirements with CME Clearing are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

OFFSETTING OF DERIVATIVE ASSETS AND DERIVATIVE LIABILITIES

The Bank presents derivative instruments, related cash collateral received or pledged, and associated accrued interest on a net basis by clearing agent and/or by counterparty when it has met the netting requirements. Additional information regarding these agreements is provided in “Note 1 — Summary of Significant Accounting Policies” in the 2019 Form 10-K.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	March 31, 2020
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$49	$(43)	$4	$10
Cleared derivatives	18	205	—	223
Total	$67	$162	$4	$233
Derivative Liabilities
Uncleared derivatives	$447	$(438)	$—	$9
Cleared derivatives	9	(9)	—	—
Total	$456	$(447)	$—	$9

	December 31, 2019
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$34	$(28)	$—	$6
Cleared derivatives	5	91	—	96
Total	$39	$63	$—	$102
Derivative Liabilities
Uncleared derivatives	$199	$(198)	$—	$1
Cleared derivatives	3	(3)	—	—
Total	$202	$(201)	$—	$1

1    Represents derivative assets and derivative liabilities prior to netting adjustments and cash collateral.
2    Represents mortgage loan purchase commitments not subject to enforceable master netting requirements.

Note 7 — Consolidated Obligations

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At March 31, 2020 and December 31, 2019, the total par value of outstanding consolidated obligations of the FHLBanks was $1,174.7 billion and $1,025.9 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	March 31, 2020		December 31, 2019
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$33,114	1.08%	$29,592	1.65%
Discounts and concessions[1]	(43)		(61)
Total	$33,071		$29,531

1	Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	March 31, 2020		December 31, 2019
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$53,646	1.08%	$58,106	1.81%
Due after one year through two years	14,221	1.82	16,997	1.91
Due after two years through three years	3,961	2.30	3,907	2.35
Due after three years through four years	2,841	2.64	3,083	2.53
Due after four years through five years	3,415	2.96	3,503	3.03
Thereafter	5,753	2.87	5,777	3.00
Total par value	83,837	1.52%	91,373	1.99%
Premiums	231		217
Discounts and concessions[1]	(35)		(38)
Fair value hedging adjustments	233		1
Total	$84,266		$91,553

1	Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	March 31, 2020	December 31, 2019
Non-callable or non-putable	$80,454	$87,246
Callable	3,383	4,127
Total par value	$83,837	$91,373

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

Year of Contractual Maturity or Next Call Date	March 31, 2020	December 31, 2019
Due in one year or less	$55,514	$60,639
Due after one year through two years	15,104	17,643
Due after two years through three years	4,443	4,410
Due after three years through four years	2,746	2,788
Due after four years through five years	3,385	3,376
Thereafter	2,645	2,517
Total par value	$83,837	$91,373

Note 8 — Capital

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

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days’ written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At March 31, 2020 and December 31, 2019, the Bank’s excess capital stock outstanding was less than $1 million.

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

At March 31, 2020 and December 31, 2019, the Bank’s mandatorily redeemable capital stock totaled $96 million and $206 million. During the three months ended March 31, 2020 and 2019, interest expense on mandatorily redeemable capital stock was $3 million.

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

The following tables summarize changes in mandatorily redeemable capital stock (dollars in millions):

	For the Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$206	$255
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	6	2
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(116)	(20)
Balance, end of period	$96	$237

The following table summarizes the Bank’s mandatorily redeemable capital stock by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	March 31, 2020	December 31, 2019
Due in one year or less	$1	$—
Due after one year through two years	10	1
Due after two years through three years	1	11
Due after three years through four years	5	5
Due after four years through five years	—	—
Thereafter[2]	65	175
Past contractual redemption date due to outstanding activity with the Bank	14	14
Total	$96	$206

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

RESTRICTED RETAINED EARNINGS

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At March 31, 2020 and December 31, 2019, the Bank’s restricted retained earnings account totaled $522 million and $504 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes changes in AOCI (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 3)	Pension and postretirement benefits	Total AOCI
Balance, December 31, 2018	$87	$(3)	$84
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	1	—	1
Net current period other comprehensive income (loss)	1	—	1
Balance, March 31, 2019	$88	$(3)	$85

Balance, December 31, 2019	$48	$(4)	$44
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(164)	—	(164)
Reclassifications from AOCI to net income
Amortization - pension and postretirement	—	1	1
Net current period other comprehensive income (loss)	(164)	1	(163)
Balance, March 31, 2020	$(116)	$(3)	$(119)

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at March 31, 2020 and December 31, 2019.

In addition to the requirements previously discussed, during 2019, the Finance Agency finalized an Advisory Bulletin on capital stock (the Capital Stock AB) which required each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets, effective February 2020. For purposes of the Capital Stock AB, capital stock includes mandatorily redeemable capital stock. The capital stock to total assets ratio is measured on a daily average basis at month end.

If the Bank’s capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations.

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	March 31, 2020		December 31, 2019
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$673	$6,948	$1,138	$6,888
Regulatory capital	$5,043	$6,948	$5,184	$6,888
Leverage capital	$6,303	$10,421	$6,480	$10,332
Capital-to-assets ratio	4.00%	5.51%	4.00%	5.31%
Capital stock-to-assets ratio	2.00%	3.72%	N/A1	N/A1
Leverage ratio	5.00%	8.27%	5.00%	7.97%

1	The Capital Stock AB became effective in February 2020.

Note 9 — Fair Value

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. The Bank had no transfers of assets or liabilities between fair value levels during the three months ended March 31, 2020 and 2019.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments at March 31, 2020 (dollars in millions). The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio on a non-recurring basis. The Bank records all other financial assets and liabilities at amortized cost. The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$611	$611	$—	$—	$—	$611
Interest-bearing deposits	1	—	1	—	—	1
Securities purchased under agreements to resell	6,550	—	6,550	—	—	6,550
Federal funds sold	8,935	—	8,935	—	—	8,935
Trading securities	1,728	—	1,728	—	—	1,728
Available-for-sale securities	16,166	—	16,166	—	—	16,166
Held-to-maturity securities	2,254	—	2,339	7	—	2,346
Advances	79,757	—	80,270	—	—	80,270
Mortgage loans held for portfolio, net	9,546	—	9,837	49	—	9,886
Accrued interest receivable	179	—	179	—	—	179
Derivative assets, net	233	—	71	—	162	233
Other assets	28	28	—	—	—	28
Liabilities
Deposits	(1,267)	—	(1,267)	—	—	(1,267)
Consolidated obligations
Discount notes	(33,071)	—	(33,109)	—	—	(33,109)
Bonds	(84,266)	—	(85,331)	—	—	(85,331)
Total consolidated obligations	(117,337)	—	(118,440)	—	—	(118,440)
Mandatorily redeemable capital stock	(96)	(96)	—	—	—	(96)
Accrued interest payable	(258)	—	(258)	—	—	(258)
Derivative liabilities, net	(9)	—	(456)	—	447	(9)

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments at December 31, 2019 (dollars in millions):

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

As of March 31, 2020 and December 31, 2019, multiple prices were received for the majority of the Bank’s trading and AFS investment securities. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The Bank’s discounted cash flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). The Bank uses the following inputs for measuring the fair value of interest-related derivatives:

•	Discount rate assumption. The Bank utilizes the Federal Funds OIS curve.

•	Forward interest rate assumption. The Bank utilizes the LIBOR swap curve or Federal Funds OIS curve.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition at March 31, 2020 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S. Treasury obligations	$—	$873	$—	$—	$873
Other U.S. obligations	—	140	—	—	140
GSE and Tennessee Valley Authority obligations	—	64	—	—	64
Other non-MBS	—	262	—	—	262
GSE multifamily MBS	—	389	—	—	389
Total trading securities	—	1,728	—	—	1,728
Available-for-sale securities
Other U.S. obligations	—	1,975	—	—	1,975
GSE and Tennessee Valley Authority obligations	—	1,107	—	—	1,107
State or local housing agency obligations	—	760	—	—	760
Other non-MBS	—	292	—	—	292
U.S. obligations single-family MBS	—	3,892	—	—	3,892
GSE single-family MBS	—	609	—	—	609
GSE multifamily MBS	—	7,531	—	—	7,531
Total available-for-sale securities	—	16,166	—	—	16,166
Derivative assets, net
Interest-rate related	—	67	—	162	229
Mortgage loan purchase commitments	—	4	—	—	4
Total derivative assets, net	—	71	—	162	233
Other assets	28	—	—	—	28
Total recurring assets at fair value	$28	$17,965	$—	$162	$18,155
Liabilities
Derivative liabilities, net
Interest-rate related	—	(449)	—	447	(2)
Forward settlement agreements (TBAs)	—	(7)	—	—	(7)
Total derivative liabilities, net	—	(456)	—	447	(9)
Total recurring liabilities at fair value	$—	$(456)	$—	$447	$(9)

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

FAIR VALUE ON A NON-RECURRING BASIS

The Bank measures certain impaired mortgage loans held for portfolio at level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. At March 31, 2020 and December 31, 2019, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $1 million and $2 million. These fair values were as of the date the fair value adjustment was recorded during the three months ended March 31, 2020 and year-ended December 31, 2019.

Note 10 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At March 31, 2020 and December 31, 2019, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $1,057.7 billion and $904.9 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	March 31, 2020			December 31, 2019
	Expire within one year	Expire after one year	Total[1]	Total[1]
Standby letters of credit[2]	$9,530	$121	$9,651	$10,193
Standby bond purchase agreements	42	774	816	819
Commitments to purchase mortgage loans	348	—	348	127
Commitments to issue bonds	133	—	133	—
Commitments to fund advances	954	—	954	527

1	The Bank has deemed it unnecessary to record any liability for credit losses on these agreements.

2	Excludes commitments to issue standby letters of credit of $9 million and $34 million at March 31, 2020 and December 31, 2019.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The original terms of standby letters of credit outstanding at March 31, 2020, range from less than one month to 13 years, currently no later than 2025. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” on the Statements of Condition and amounted to $2 million at both March 31, 2020 and December 31, 2019.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. At March 31, 2020, the Bank had standby bond purchase agreements with seven housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2025. During both the three months ended March 31, 2020 and 2019, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at March 31, 2020 and December 31, 2019 is reported in “Note 6 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Commitments to Issue Bonds. The Bank enters into commitments to issue consolidated obligation bonds and discount notes outstanding in the normal course of its business. At March 31, 2020 , the Bank had commitments to issue $133 million of consolidated obligation bonds. At December 31, 2019, the Bank had no commitments to issue consolidated obligation bonds.

Commitments to Fund Advances. The Bank enters into commitments to fund additional advances up to 24 months in the future. At March 31, 2020 and December 31, 2019, the Bank had commitments to fund advances of $954 million and $527 million.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a memorandum account called the first loss account (FLA). For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $142 million and $138 million at March 31, 2020 and December 31, 2019.
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
On October 3, 2019, the Washington Supreme Court reversed the judgment of the appellate court on the four certificates covered by the Bank’s petition of January 2018 and reinstated the Bank’s claims on those four certificates. Trials for the two cases relating to these reinstated claims have been scheduled for July and August of 2020. With respect to the fifth certificate, on January 30, 2020, the Washington Supreme Court remanded the case to the appellate court for reconsideration in light of the Court’s reversal on the claims for the other four certificates. On March 16, 2020, the appellate court remanded the case to the trial court. On March 25, 2020, the Bank entered into a settlement agreement with one of the defendants in connection with two of the certificates for the aggregate amount of approximately $56 million (after netting certain legal fees and expenses). Other than the private-label MBS litigation, the Bank does not believe any legal proceedings to which it is a party could have a material impact on its financial condition, results of operations, or cash flows.
The Bank records legal expenses related to litigation settlements as incurred in other expenses on the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement. During the three months ended March 31, 2020, the Bank recognized $56 million in net gains on litigation settlements through other income (loss), due to the settlement of one of the Bank’s private-label MBS claims. During the three months ended March 31, 2019, the Bank did not recognize net gains on litigation settlements.

Note 11 — Activities with Stockholders

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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	March 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Advances	$4,613	6	$3,337	4
Mortgage loans	211	2	208	2
Deposits	10	1	27	2
Capital stock	235	5	182	4

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At March 31, 2020 and December 31, 2019, the Bank had the following business concentrations with stockholders (dollars in millions):

	March 31, 2020
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.	$709	15	$17,450	$20	$113
Superior Guaranty Insurance Company[3]	14	—	—	334	—
Total	$723	15	$17,450	$354	$113

	December 31, 2019
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.	$1,029	22	$25,450	$21	$1,059
Superior Guaranty Insurance Company[3]	15	—	—	350	—
Total	$1,044	22	$25,450	$371	$1,059

1
Pursuant to applicable Finance Agency regulations, the Bank’s voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank’s capital stock.

2
Represents interest income earned on advances during the three months ended March 31, 2020 and the year ended December 31, 2019. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

3	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

Note 12 — Activities with Other FHLBanks

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the three months ended March 31, 2020 and 2019 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2020
Boston	$—	$250	$(250)	$—

2019
Atlanta	$—	$565	$(565)	$—

During the three months ended March 31, 2020, the Bank did not borrow funds from other FHLBanks. The following table summarizes borrowing activity from other FHLBanks during the three months ended March 31, 2019 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2019
Atlanta	$500	$—	$(500)	$—

At March 31, 2020 and 2019, none of the previous transactions were outstanding on the Bank’s Statements of Condition. The interest income and expense related to this activity were immaterial.

Note 13 — Subsequent Events

Subsequent events have been evaluated from April 1, 2020, through the time of the Form 10-Q filing with the Securities and Exchange Commission. No material subsequent events requiring disclosure were identified.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our MD&A and Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (SEC) on March 11, 2020 (2019 Form 10-K). Our MD&A is designed to provide information that will help the reader develop a better understanding of our financial statements, key financial statement changes from quarter to quarter, and the primary factors driving those changes. Our MD&A is organized as follows:

FORWARD-LOOKING INFORMATION

Statements contained in this report, including statements describing the objectives, projections, estimates, or future predictions in our operations, may be forward-looking statements. These statements may be identified by the use of forward-looking terminology, such as believes, projects, expects, anticipates, estimates, intends, strategy, plan, could, should, may, and will or their negatives or other variations on these terms. By their nature, forward-looking statements involve risk or uncertainty, and actual results could differ materially from those expressed or implied or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. These risks and uncertainties include, but are not limited to, the following:

•
general economic and market conditions that could impact the business we do with our members, including, but not limited to, the timing and volatility of market activity, the continued impact of the coronavirus pandemic (COVID-19), inflation/deflation, employment rates, housing prices, the condition of the mortgage and housing markets on our mortgage-related assets, including the level of mortgage prepayments, the valuation of pledged collateral, and the condition of the capital markets on our consolidated obligations;

•
the ability to develop and support internal controls, business processes, information systems, and other operating technologies that effectively manage the risks we face, including but not limited to, cyber-attacks, widespread health emergencies such as COVID-19, and other business interruptions;

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

For additional information regarding these and other risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements, see “Item 1A. Risk Factors” in this quarterly report and in our 2019 Form 10-K. Forward-looking statements apply only as of the date they are made, and we undertake no obligation to update or revise any forward-looking statement.

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

COVID-19
The effects of COVID-19 and the response to the virus have negatively impacted financial markets and overall economic conditions. We strive to be a readily available and reliable source of liquidity in all economic environments and remain dedicated to meeting the needs of members through these challenging and unusual times. We are focused on both the health and safety of our employees. As such, employees who are designated essential continue to work in our offices, while employees considered non-essential are working remotely. We do not expect the change in working arrangements to impair our ability to meet the needs of our members. The effects of COVID-19 are rapidly evolving, and the full impact and duration of the virus are unknown. As a result of the recent market volatility, our financial performance has been adversely impacted. The extent of the impact to our future performance will depend upon how long the current conditions persist. For additional information, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Conditions in the Financial Markets — Economy and Financial Markets” and “Item 1A. Risk Factors.”
Financial Results
For the three months ended March 31, 2020, we reported net income of $92 million compared to $112 million for the same period in 2019. The decline in our net income for the three months ended March 31, 2020, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was primarily driven by a decrease in net interest income, offset in part by an increase in other income.

Net interest income totaled $109 million for the three months ended March 31, 2020 compared to $159 million for the same period last year. The decline during the three months ended March 31, 2020 was primarily due to a decrease in net interest margin and a decline in average advance volumes. Our net interest margin was 0.35 percent during the three months ended March 31, 2020 compared to 0.45 percent for the same period in 2019. The decrease in net interest margin was primarily attributable to lower asset liability spreads and declining interest rates. In addition, we incurred losses of $12 million on our fair value hedge relationships which stemmed from market volatility caused by COVID-19.

We recorded net gains of $36 million in other income (loss) for the three months ended March 31, 2020 compared to net gains of $5 million for the same period last year. During the three months ended March 31, 2020, other income (loss) was primarily impacted by net gains on litigation settlements of $56 million as a result of a settlement with a defendant in our private-label MBS litigation. We did not record any litigation settlements during the three months ended March 31, 2019. Other factors impacting other income (loss) included net gains (losses) on trading securities and net gains (losses) on derivatives and hedging activities, as described below.

During the three months ended March 31, 2020, we recorded net gains on trading securities of $26 million compared to net gains of $10 million for the same period last year. These changes in fair value were primarily due to the impact of changes in interest rates and credit spreads on our fixed rate trading securities which stemmed from market volatility caused by COVID-19.

During the three months ended March 31, 2020, we recorded net losses of $48 million on our derivatives and hedging activities through other income (loss) compared to net losses of $12 million during the same period last year. The fair value changes were primarily driven by changes in interest rates which impacted the fair value of interest rate swaps used to economically hedge our investment securities portfolio. The changes in interest rates were primarily driven by market volatility caused by COVID-19.

Our total assets decreased to $126.1 billion at March 31, 2020, from $129.6 billion at December 31, 2019, primarily due to a decrease in investments of $2.8 billion. Money market investments decreased by $3.1 billion from December 31, 2019. This decline was offset in part by an increase in U.S. Treasuries of $0.9 billion that we purchased and utilized for liquidity management during the first quarter of 2020.

Our total liabilities decreased to $119.3 billion at March 31, 2020, from $122.9 billion at December 31, 2019, primarily driven by a decrease in the amount of consolidated obligations needed to fund our assets.

Total capital remained relatively stable at $6.7 billion at March 31, 2020 compared to December 31, 2019. Our regulatory capital ratio increased to 5.51 percent at March 31, 2020, from 5.31 percent at December 31, 2019, and was above the required regulatory limit at each period end. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings.

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

As indicated in the tables that follow, our adjusted net interest income and adjusted net income decreased during the three months ended March 31, 2020 when compared to the same period in 2019. The decline was driven by lower adjusted net interest income due to a decrease in net interest margin and a decline in average advance volumes as previously noted.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended
	March 31,
	2020	2019
GAAP net interest income	$109	$159
Exclude:
Prepayment fees on advances, net[1]	4	—
Prepayment fees on investments, net[2]	1	3
Mandatorily redeemable capital stock interest expense	(3)	(3)
Market value adjustments on fair value hedges[3]	(12)	—
Total adjustments	(10)	—
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(1)	—
Adjusted net interest income	$118	$159
Adjusted net interest margin	0.37%	0.45%

1	Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

3	Represents gains (losses) on derivatives and hedged items in qualifying hedging relationships. Amounts do not include the amortization of the financing element of off-market derivatives.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended
	March 31,
	2020	2019
GAAP net income before assessments	$102	$125
Exclude:
Prepayment fees on advances, net[1]	4	—
Prepayment fees on investments, net[2]	1	3
Mandatorily redeemable capital stock interest expense	(3)	(3)
Market value adjustments on fair value hedges[3]	(12)	—
Net gains (losses) on trading securities	26	10
Net gains (losses) on derivatives and hedging activities	(48)	(12)
Gains on litigation settlements, net	56	—
Include:
Net interest expense on economic hedges	(1)	—
Adjusted net income before assessments	77	127
Adjusted AHP assessments[4]	8	13
Adjusted net income	$69	$114

1	Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

3	Represents gains (losses) on derivatives and hedged items in qualifying hedging relationships. Amounts do not include the amortization of the financing element of off-market derivatives.

4
Adjusted AHP assessments for this non-GAAP measure are calculated as 10 percent of adjusted net income before assessments. For additional discussion on AHP assessments, refer to “Item 8. Financial Statements and Supplementary Data — Note 14 — Affordable Housing Program” in our 2019 10-K.

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Replacement of the LIBOR Benchmark Interest Rate

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that after 2021 it will no longer compel banks to submit rates for the calculation of LIBOR. In response, the Federal Reserve Board and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee to identify a set of alternative reference interest rates for possible use as market benchmarks. This committee has proposed Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in the second quarter of 2018. SOFR is based on a broad segment of the overnight Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities.

On September 27, 2019, the Finance Agency issued a Supervisory Letter to all FHLBanks providing LIBOR transition guidance. The Supervisory Letter stated that by March 31, 2020, the FHLBanks should no longer enter into new financial assets, liabilities, and derivatives that reference LIBOR and mature after December 31, 2021 for all product types other than investments. For investments, the Supervisory Letter indicated the FHLBanks, by December 31, 2019, should stop purchasing investments that reference LIBOR and mature after December 31, 2021. We ceased purchasing investments that reference LIBOR in 2018. As a result of market volatility triggered in part by COVID-19, on March 16, 2020, the Finance Agency extended from March 31, 2020 to June 30, 2020 the FHLBanks’ ability to enter into instruments referencing LIBOR that mature after December 31, 2021, except for investments and option embedded products. For additional information on the Finance Agency’s supervisory letter, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”

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
In assessing our current exposure to LIBOR, we have developed an inventory of financial instruments impacted and identified contracts that may require adding or adjusting the fallback language. We have added or adjusted fallback language to our advance agreements with members and added fallback language to our consolidated obligation agreements. We continue to monitor the market-wide efforts to address fallback language related to derivatives and investment securities as well as fallback language for new activities and issuances of financial instruments. We are in the process of ensuring we are operationally ready, including updating our processes and information technology systems to support the transition from LIBOR to an alternative reference rate.
Market activity in SOFR-indexed financial instruments continues to increase and we continue to offer SOFR-indexed advances and issue SOFR-indexed debt. While we have reduced our use of LIBOR-indexed derivatives, we continue to execute LIBOR-indexed derivatives to manage interest-rate risk and to monitor market wide efforts to address fallback language related to LIBOR-linked derivative transactions. In 2020, we began utilizing the Federal Funds Overnight Index Swap (OIS) rate as an interest-rate hedge strategy for certain financial instruments as an alternative to using LIBOR when entering into new derivative transactions.

The following tables summarize our variable rate advances, investments, consolidated obligation bonds and derivatives by interest-rate index at March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020
	LIBOR	SOFR	OIS	Other	Total
Advances, principal amount	$17,742	$500	$—	$12,672	$30,914
Investment securities
Non-mortgage-backed securities, principal amount	2,052	—	—	—	2,052
Mortgage-backed securities, principal amount	8,698	—	—	1	8,699
Total investment securities	10,750	—	—	1	10,751
Consolidated bonds, principal amount	38,548	10,967	—	—	49,515
Total variable rate financial instruments amount	$67,040	$11,467	$—	$12,673	$91,180

Derivatives
Pay leg, notional amount	14,220	—	—	—	14,220
Receive leg, notional amount	19,665	—	5,583	—	25,248

	December 31, 2019
	LIBOR	SOFR	Other	Total
Advances, principal amount	$22,919	$500	$17,605	$41,024
Investment securities
Non-mortgage-backed securities, principal amount	2,120	—	—	2,120
Mortgage-backed securities, principal amount	9,345	—	1	9,346
Total investment securities	11,465	—	1	11,466
Consolidated obligation bonds, principal amount	48,970	3,967	—	52,937
Total variable rate financial instruments amount	$83,354	$4,467	$17,606	$105,427

Derivatives
Pay leg, notional amount	17,473	—	—	17,473
Receive leg, notional amount	21,249	—	—	21,249

The following tables present our exposure to LIBOR-indexed advances, investments, consolidated obligation bonds and derivatives at March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020
	Due in 2020	Due in 2021	Thereafter	Total
Assets Indexed to LIBOR
Advances, principal amount by redemption term	$6,168	$10,936	$638	$17,742
Investment securities, by contractual maturity[1]
Non-mortgage-backed securities, principal amount	8	—	2,044	2,052
Mortgage-backed securities, principal amount	—	12	8,686	8,698
Derivatives, receive leg
Cleared, notional amount	2,531	2,655	9,186	14,372
Uncleared, notional amount	92	505	4,696	5,293
Total Principal/Notional Amount	$8,799	$14,108	$25,250	$48,157

Liabilities Indexed to LIBOR
Consolidated obligation bonds, principal amount by contractual maturity	$33,608	$4,940	$—	$38,548
Derivatives, pay leg
Cleared, notional amount	3,644	8,837	1,004	13,485
Uncleared, notional amount	164	168	403	735
Total Principal/Notional Amount	$37,416	$13,945	$1,407	$52,768

1
MBS are presented by contractual maturity, however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	December 31, 2019
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

For a summary of our risks on the replacement of the LIBOR benchmark interest rate, refer to “Item 1A. Risk Factors” in our 2019 Form 10-K.

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

COVID-19 has harmed communities and disrupted economic activity in many countries, including the U.S. Available economic data show that the U.S. economy came into this challenging period on a strong footing. Economic and market data received since the Federal Open Market Committee (FOMC or Committee) meeting in January of 2020 indicates that the labor market remained strong through February and economic activity rose at a moderate rate. Job gains had been solid, on average, through February, and the unemployment rate remained low. Although household spending rose at a moderate pace, business fixed investment and exports remained weak. More recently, the energy sector has come under stress. On a 12-month basis, overall inflation and measures excluding food and energy prices are running below the FOMC’s target of two percent. Market-based measures of inflation compensation have declined, and survey-based measures of longer-term inflation expectations are little changed.

In March 2020, the FOMC stated it continues to seek to foster maximum employment and price stability. The effects of COVID-19 will weigh on economic activity in the near term and pose risks to the economic outlook. In light of these developments, the Committee stated that it decided to lower the target range for the Federal funds rate by 150 basis points, to zero to 0.25 percent. The Committee stated that it expects to maintain this target range until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals. This action is expected to help support economic activity, strong labor market conditions, and inflation returning to the Committee’s two percent objective.

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

Throughout March, as the spread of COVID-19 and the expected economic impact increased, the Federal Reserve and Congress implemented a multitude of programs to help stabilize market conditions. The Federal Reserve announced the implementation of many 2008/2009 tools, including but not limited to expanded repurchase facilities, the purchase of U.S. Treasuries, agency MBS, and commercial MBS, a commercial paper liquidity facility, and discount window changes. Congress signed a record $2.2 trillion Coronavirus Aid, Recovery and Economic Stability (CARES) Act. This fiscal stimulus included provisions to support small businesses, unemployment benefits, the health care system, state municipalities, and more. Funding for the Paycheck Protection Program (PPP), which was created by the CARES Act, was increased on April 24, 2020 with the enactment of the Paycheck Protection Program and Healthcare Enhancement Act. For additional information, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”

Mortgage Markets

The housing market started strong during the first quarter of 2020 with an increase in home prices and new home sales; however those trends reversed in March due to the slowing of economic activity as a result of COVID-19. Home sales are expected to decline during the remainder of 2020 due to an increase in unemployment and frictions in the mortgage origination process as a result of social distancing. Mortgage rates declined during the first quarter of 2020, but lagged Treasury rates. Refinancing was the primary driver of mortgage activity, but is expected to slow due to higher unemployment, tighter credit standards, and delays in the closing process.

The federal government has implemented several programs to assist homeowners affected by the pandemic, including temporary mortgage payment forbearance and a temporary moratorium on foreclosures and evictions.

Interest Rates

The following table shows information on key market interest rates1:

	First Quarter 2020 3-Month Average	First Quarter 2019 3-Month Average	March 31, 2020 Ending Rate	12/31/2019
Federal funds	1.23%	2.40%	0.08%	1.55%
Three-month LIBOR	1.52	2.69	1.45	1.91
SOFR	1.23	2.43	0.01	1.55
2-year U.S. Treasury	1.09	2.49	0.25	1.57
10-year U.S. Treasury	1.37	2.65	0.67	1.92
30-year residential mortgage note	3.52	4.39	3.50	3.74

1	Source: Bloomberg.

In March 2020, the FOMC announced two emergency decreases to the Federal funds rate, bringing the target range of the Federal funds rate to zero to 0.25 percent, noting that COVID-19 has harmed communities and disrupted economic activity in many countries, including the U.S., and has significantly affected global financial conditions.

The 10-year U.S. Treasury yields have declined to historically low levels and mortgage rates were lower on average in the first quarter of 2020 when compared to the same period in the prior year. The global concerns related to COVID-19 and the impact on economic activity have led to lower interest rates. As interest rates declined, our net income was negatively impacted.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	First Quarter 2020 3-Month Average	First Quarter 2019 3-Month Average	March 31, 2020 Ending Spread	December 31, 2019 Ending Spread
3-month	(35.1)	(24.2)	(131.5)	(32.7)
2-year	4.9	(6.5)	(8.5)	(7.4)
5-year	17.4	7.1	22.3	2.4
10-year	48.1	41.1	78.4	28.7

1	Source: The Office of Finance.

The following table reflects our funding spreads to U.S. Treasuries (basis points)1:

	First Quarter 2020 3-Month Average	First Quarter 2019 3-Month Average	March 31, 2020 Ending Spread	December 31, 2019 Ending Spread
3-month	8.4	4.8	0.5	5.1
2-year	12.4	5.2	16.2	3.6
5-year	20.4	14.0	37.0	5.2
10-year	44.4	43.2	82.0	26.0

1	Source: The Office of Finance.

As a result of our credit quality and government-sponsored enterprise (GSE) status, we generally have ready access to funding at relatively competitive interest rates. During the first quarter of 2020, our funding spreads were mixed relative to LIBOR. Short-term spreads improved, on average, when compared to the same period in prior year, while long-term spreads deteriorated, on average. This was due to LIBOR rates remaining elevated even after the FOMC interest rate declines. Our funding spreads to U.S. Treasuries deteriorated, on average, during the first quarter of 2020 when compared to the same period in the prior year, particularly on longer maturities. The FOMC decision to purchase U.S. Treasuries in March was one driver of differences between our funding spreads and U.S. Treasuries. During the three months ended March 31, 2020, we utilized short-term discount notes in an effort to capture attractive funding, match the repricing structures on floating rate assets, and meet our liquidity requirements.

SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Cash and due from banks	$611	$1,029	$209	$218	$81
Investments[1]	35,634	38,465	34,402	39,140	38,271
Advances	79,757	80,360	85,009	101,288	99,228
Mortgage loans held for portfolio, net[2]	9,546	9,334	8,952	8,324	7,943
Total assets	126,068	129,603	129,148	149,474	146,043
Consolidated obligations
Discount notes	33,071	29,531	26,716	36,934	44,994
Bonds	84,266	91,553	93,611	103,223	91,979
Total consolidated obligations[3]	117,337	121,084	120,327	140,157	136,973
Mandatorily redeemable capital stock	96	206	202	203	237
Total liabilities	119,335	122,877	122,305	141,997	138,684
Capital stock — Class B putable	4,653	4,517	4,676	5,304	5,182
Retained earnings	2,199	2,165	2,131	2,120	2,092
Accumulated other comprehensive income (loss)	(119)	44	36	53	85
Total capital	6,733	6,726	6,843	7,477	7,359
Regulatory capital ratio[4]	5.51	5.31	5.43	5.10	5.14

	For the Three Months Ended
Statements of Income	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Net interest income	$109	$141	$129	$147	$159
Other income (loss)[5]	36	9	3	3	5
Other expense[6]	43	43	43	43	39
AHP assessments	10	11	9	11	13
Net income	92	96	80	96	112
Selected Financial Ratios[7]
Net interest spread[8]	0.25%	0.33%	0.25%	0.27%	0.31%
Net interest margin[9]	0.35	0.43	0.38	0.40	0.45
Return on average equity (annualized)	5.51	5.67	4.57	5.13	6.16
Return on average capital stock (annualized)	8.26	8.41	6.66	7.23	8.70
Return on average assets (annualized)	0.29	0.29	0.23	0.26	0.31
Average equity to average assets	5.27	5.13	5.13	5.05	5.08
Dividend payout ratio[10]	63.50	64.69	87.28	70.34	62.02

1
Investments include interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2	Includes an allowance for credit losses of $1 million at March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019, and March 31, 2019.

3
The total par value of outstanding consolidated obligations of the 11 FHLBanks was $1,174.7 billion, $1,025.9 billion, $1,010.3 billion, $1,048.4 billion, and $1,010.9 billion at March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019, and March 31, 2019, respectively.

4
Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock) and retained earnings.

5
Other income (loss) includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, and gains on litigation settlements, net. During the three months ended March 31, 2020, other income (loss) was impacted by net gains on litigation settlements. The Bank did not record any litigation settlements during the three months ended December 31, 2019, September 30, 2019, June 30, 2019, and March 31, 2019.

6	Other expense includes, among other things, compensation and benefits, professional fees and contractual services.

7	Amounts used to calculate selected financial ratios are based on numbers in actuals. Accordingly, recalculations using numbers in millions may not produce the same results.

8	Represents annualized yield on total interest-earning assets minus annualized cost of total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

10
Represents dividends declared and paid in the stated period expressed as a percentage of net income in the stated period. Amount excludes cash dividends paid on mandatorily redeemable capital stock. For financial reporting purposes, these dividends were recorded as interest expense on our Statements of Income.

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the three months ended March 31, 2020 and 2019 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended
	March 31,
	2020	2019	$ Change	% Change
Net interest income	$109	$159	$(50)	(31)%
Other income (loss)	36	5	31	620
Other expense	43	39	4	10
AHP assessments	10	13	(3)	(23)
Net income	$92	$112	$(20)	(18)%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Three Months Ended March 31,
	2020[1]			2019[1]
	Average Balance[2]	Yield/Cost	Interest Income/ Expense	Average Balance[2]	Yield/Cost	Interest Income/ Expense
Interest-earning assets
Interest-bearing deposits	$384	0.84%	$1	$125	1.33%	$—
Securities purchased under agreements to resell	8,709	1.41	30	5,212	2.46	32
Federal funds sold	8,718	1.25	27	7,187	2.43	43
Mortgage-backed securities[3,4]	14,396	2.00	72	16,615	3.05	125
Other investments[3,4,5]	5,447	1.92	26	5,884	3.31	48
Advances[4]	78,875	2.04	399	101,763	2.85	715
Mortgage loans[6]	9,403	3.33	78	7,890	3.57	69
Loans to other FHLBanks	8	1.61	—	6	2.45	—
Total interest-earning assets	125,940	2.02	633	144,682	2.89	1,032
Non-interest-earning assets	1,053	—	—	949	—	—
Total assets	$126,993	2.01%	$633	$145,631	2.88%	$1,032
Interest-bearing liabilities
Deposits	$969	0.44%	$1	$906	1.95%	$4
Consolidated obligations
Discount notes	28,695	1.54	110	44,569	2.46	271
Bonds[4]	89,139	1.85	410	91,488	2.64	595
Other interest-bearing liabilities[7]	200	5.54	3	256	5.45	3
Total interest-bearing liabilities	119,003	1.77	524	137,219	2.58	873
Non-interest-bearing liabilities	1,304	—	—	1,015	—	—
Total liabilities	120,307	1.75	524	138,234	2.56	873
Capital	6,686	—	—	7,397	—	—
Total liabilities and capital	$126,993	1.66%	$524	$145,631	2.43%	$873
Net interest income and spread[8]		0.25%	$109		0.31%	$159
Net interest margin[9]		0.35%			0.45%
Average interest-earning assets to interest-bearing liabilities		105.83%			105.44%

1
Interest income and expense amounts reported for advances, MBS, other investments, and consolidated obligation bonds include gains (losses) on hedged items and derivatives in qualifying hedge relationships.

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

5
Other investments primarily include U.S. Treasury obligations, other U.S. obligations, GSE obligations and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and Private Export Funding Corporation (PEFCO) bonds.

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

	Three Months Ended
	March 31, 2020 vs. March 31, 2019
	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest income
Interest-bearing deposits	$1	$—	$1
Securities purchased under agreements to resell	15	(17)	(2)
Federal funds sold	8	(24)	(16)
Mortgage-backed securities	(15)	(38)	(53)
Other investments	(3)	(19)	(22)
Advances	(140)	(176)	(316)
Mortgage loans	14	(5)	9
Total interest income	(120)	(279)	(399)
Interest expense
Deposits	—	(3)	(3)
Consolidated obligations
Discount notes	(79)	(82)	(161)
Bonds	(15)	(170)	(185)
Total interest expense	(94)	(255)	(349)
Net interest income	$(26)	$(24)	$(50)

NET INTEREST SPREAD

Net interest spread equals the annualized yield on total interest-earning assets minus the annualized cost of total interest-bearing liabilities. For the three months ended March 31, 2020, our net interest spread was 0.25 percent compared to 0.31 percent during the same period in 2019. The decline in net interest spread during the three months ended March 31, 2020 was primarily impacted by our interest-earning assets repricing to lower interest rates at a quicker pace than our interest-bearing liabilities during the first quarter of 2020. The primary components of our interest income and interest expense are discussed below.

NET INTEREST MARGIN

Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. For the three months ended March 31, 2020, our net interest margin was 0.35 percent compared to 0.45 percent during the same period in 2019. Our net interest margin decreased during the three months ended March 31, 2020 compared to the same period in 2019 and was primarily attributable to lower asset liability spreads and declining interest rates. In addition, we incurred losses of $12 million on our fair value hedge relationships which stemmed from market volatility caused by COVID-19.

Advances

Interest income on advances decreased during the three months ended March 31, 2020 when compared to the same period in 2019 due primarily to the lower interest rate environment and lower average advance balances. The decrease in average advance balances from prior year was a result of a decline in advances from Wells Fargo, Bank N.A. and captive insurance company members, partially offset by an increase in borrowings by certain other institution types.

Investments

Interest income on investments decreased during the three months ended March 31, 2020 when compared to the same period in 2019 due primarily to the lower interest rate environment. In addition, we incurred $12 million in losses on our investment fair value hedge relationships which stemmed from market volatility caused by COVID-19.

Bonds

Interest expense on bonds decreased during the three months ended March 31, 2020 when compared to the same period in 2019 due primarily to the lower interest rate environment.

Discount Notes

Interest expense on discount notes decreased during the three months ended March 31, 2020 when compared to the same period in 2019 primarily due to the lower interest rate environment and lower average discount note balances. While period end discount note balances increased from December 31, 2019, average discount note balances decreased from the prior year primarily due to a reduction in total assets.

For additional information on how we manage the difference between our asset and liability maturities, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Other Income (Loss)

The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended
	March 31,
	2020	2019
Net gains (losses) on trading securities	$26	$10
Net gains (losses) on derivatives and hedging activities	(48)	(12)
Gains on litigation settlements, net	56	—
Other, net	2	7
Total other income (loss)	$36	$5

Other income (loss) can be volatile from period to period depending on the type of activity recorded. We recorded net gains of $36 million during the three months ended March 31, 2020 compared to net gains of $5 million during the same period in 2019. During the three months ended March 31, 2020, other income (loss) was primarily impacted by net gains on litigation settlements of $56 million as a result of a settlement with a defendant in our private-label MBS litigation. We did not record any litigation settlements during the three months ended March 31, 2019. Other factors impacting other income (loss) included net gains (losses) on trading securities and net gains (losses) on derivatives and hedging activities, as described below.

During the three months ended March 31, 2020, we recorded net gains on trading securities of $26 million compared to net gains of $10 million during the same period in 2019. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities which stemmed from market volatility caused by COVID-19. Trading securities are recorded at fair value with changes in fair value reflected through other income (loss).

During the three months ended March 31, 2020, we recorded net losses of $48 million on our derivatives and hedging activities through other income (loss) compared to net losses of $12 million during the same period in 2019. The fair value changes were primarily driven by changes in interest rates which impacted the fair value of interest rate swaps used to economically hedge our investment securities portfolio. The changes in interest rates were primarily driven by market volatility caused by COVID-19. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended March 31, 2020
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(6)	$(1)	$—	$(1)	$(8)
Net gains (losses) on fair value hedges[2]	1	(13)	—	1	(11)
Net interest settlements on derivatives[3]	(7)	(12)	—	4	(15)
Total impact to net interest income	(12)	(26)	—	4	(34)
Other income (loss):
Net gains (losses) on economic hedges[4]	—	(47)	(1)	—	(48)
Net gains (losses) on trading securities[5]	—	26	—	—	26
Total impact to other income (loss)	—	(21)	(1)	—	(22)
Total net effect of hedging activities[6]	$(12)	$(47)	$(1)	$4	$(56)

1	Represents the amortization/accretion of basis adjustments on closed hedge relationships.

2
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

6	The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended March 31, 2019
Net Effect of Hedging Activities	Advances	Investments	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$—	$2	$(1)	$1
Net gains (losses) on fair value hedges[2]	1	2	(2)	1
Net interest settlements on derivatives[3]	24	1	(65)	(40)
Total impact to net interest income	25	5	(68)	(38)
Other income (loss):
Net gains (losses) on economic hedges[4]	—	(12)	—	(12)
Net gains (losses) on trading securities[5]	—	10	—	10
Total impact to other income (loss)	—	(2)	—	(2)
Total net effect of hedging activities[6]	$25	$3	$(68)	$(40)

1	Represents the amortization/accretion of basis adjustments on closed hedge relationships.

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

NET GAINS (LOSSES) ON FAIR VALUE HEDGES

The fair value gains and losses of derivatives and hedged items in designated fair value hedge relationships are recorded in net interest income. Gains (losses) on fair value hedges are driven by changes in the benchmark interest rate, volatility, and the divergence in the valuation curves used to value our assets, liabilities, and derivatives. During the first quarter of 2020, we incurred losses of $12 million on our fair value hedge relationships which stemmed from market volatility caused by COVID-19.

NET GAINS (LOSSES) ON ECONOMIC HEDGES

We utilize economic derivatives to manage certain risks on our Statements of Condition. Gains and losses on economic derivatives are driven primarily by changes in interest rates and volatility and include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. During the first quarter of 2020, we recorded net losses of $48 million on our economic derivatives. The fair value changes were primarily driven by changes in interest rates which impacted the fair value of interest rate swaps used to economically hedge our investment securities portfolio as highlighted in the table below. The changes in interest rates were primarily driven by market volatility caused by COVID-19.

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

The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Three Months Ended
	March 31,
	2020	2019
Gains (losses) on interest rate swaps economically hedging our investments	$(45)	$(12)
Interest settlements	(2)	—
Net gains (losses) on investment derivatives	(47)	(12)
Net gains (losses) on related trading securities	26	10
Net gains (losses) on economic investment hedge relationships	$(21)	$(2)

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended March 31,
	2020	2019
Compensation and benefits	$18	$16
Contractual services	4	4
Professional fees	8	7
Other operating expenses	6	7
Total operating expenses	36	34
Federal Housing Finance Agency	3	2
Office of Finance	2	2
Other, net	2	1
Total other expense	$43	$39

Other expense increased for the three months ended March 31, 2020 compared to the same period last year. The increase in other expense was driven primarily by an increase in compensation and benefits.

STATEMENTS OF CONDITION

Financial Highlights

Our total assets decreased to $126.1 billion at March 31, 2020 from $129.6 billion at December 31, 2019. Our total liabilities decreased to $119.3 billion at March 31, 2020 from $122.9 billion at December 31, 2019. Total capital remained stable at $6.7 billion at March 31, 2020 when compared to December 31, 2019. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash and Due from Banks

At March 31, 2020, our total cash balance was $611 million compared to $1.0 billion at December 31, 2019. Our cash balance is influenced by our liquidity needs, member advance activity, market conditions, and the availability of attractive investment opportunities.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	March 31, 2020	December 31, 2019
Commercial banks	$45,645	$47,835
Savings institutions	1,980	1,376
Credit unions	6,039	5,976
Non-captive insurance companies	24,267	20,821
Captive insurance companies	905	3,798
CDFIs	16	14
Total member advances	78,852	79,820
Housing associates	43	100
Non-member borrowers	264	265
Total par value	$79,159	$80,185

Our total advance par value decreased $1.0 billion or one percent at March 31, 2020 when compared to December 31, 2019. The decrease in total par value was primarily due to a decrease in borrowings of $8.0 billion by Wells Fargo Bank, N.A and $2.9 billion by captive insurance company members. This decrease was partially offset by an increase in borrowings by certain other institution types. Wells Fargo Bank, N.A. has continued to pay down advances after the end of the first quarter of 2020 and this trend may continue during the second quarter of 2020 and for the remainder of the year. If we continue to experience additional decreases in the amount of business with certain of our top borrowers, our financial condition and results of operations could be negatively affected.

As a result of the final rule on membership issued by the Federal Housing Finance Agency (Finance Agency) effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance company members ineligible for FHLBank membership. Captive insurance company members that were admitted as members prior to September 12, 2014 will have their memberships terminated no later than February 19, 2021. The magnitude of the impact of the final rule at that date will depend, in part, on our size and profitability at the time of membership termination or maturity of the related advances. As of March 31, 2020, we had five captive insurance company members with total advances outstanding of $905 million, which represented one percent of our total advances outstanding.

The following table summarizes our advances by product type (dollars in millions):

	March 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Variable rate	$30,914	39	$41,024	51
Fixed rate	45,768	58	37,007	46
Amortizing	2,477	3	2,154	3
Total par value	79,159	100	80,185	100
Premiums	24		25
Discounts	(5)		(6)
Fair value hedging adjustments	579		156
Total advances	$79,757		$80,360

Fair value hedging adjustments changed $423 million at March 31, 2020 when compared to December 31, 2019 due to the impact of interest rates on our cumulative fair value adjustments on advances in hedge relationships.

At March 31, 2020 and December 31, 2019, 24 percent and 31 percent of our advances were variable rate callable advances. Callable advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Interest rates on our variable rate callable advances reset at each call date to be consistent with either the underlying index or our current offering rate of our underlying cost of funds. In addition, we retain the flexibility to adjust the spread relative to our cost of funds for a material percentage of these variable rate advances on each reset date. We generally fund our variable rate callable advances with either discount notes or short-term floating rate debt. For additional discussion on our funding strategies, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

At March 31, 2020 and December 31, 2019, advances outstanding to our five largest member borrowers totaled $32.7 billion and $39.3 billion, representing 41 and 49 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at March 31, 2020 (dollars in millions):

	Amount	% of Total
Wells Fargo Bank, N.A.	$17,450	22
TCF National Bank	5,000	6
Principal Life Insurance Company	4,100	5
Midland National Life Insurance Company[1]	3,073	4
Washington Federal Bank, National Association	3,050	4
Total par value	$32,673	41

1	Excludes $1.5 billion of advances with North American Company for Life and Health Insurance, an affiliate of Midland National Life Insurance Company.

We evaluate advances for credit losses on a quarterly basis. For additional discussion on our advance credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following tables summarize information on our mortgage loans held for portfolio (dollars in millions):

	March 31, 2020	December 31, 2019
Fixed rate conventional loans	$8,917	$8,712
Fixed rate government-insured loans	497	496
Total unpaid principal balance	9,414	9,208
Premiums	128	125
Discounts	(4)	(4)
Basis adjustments from mortgage loan purchase commitments	9	6
Total mortgage loans held for portfolio	9,547	9,335
Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$9,546	$9,334

Our total mortgage loans increased $0.2 billion or two percent at March 31, 2020 when compared to December 31, 2019 due to loan purchases exceeding principal paydowns. Loan purchases increased due to the addition of new participating financial institutions (PFIs) and higher refinance activity driven by lower rates.

We evaluate mortgage loans for credit losses on a quarterly basis. For additional discussion on our mortgage loan credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	March 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	6,550	18	13,950	36
Federal funds sold	8,935	25	4,605	12
Total short-term investments	15,486	43	18,556	48
Long-term investments[2]
Mortgage-backed securities
GSE single-family	2,256	7	2,401	6
GSE multifamily	7,920	22	8,134	21
U.S. obligations single-family[3]	3,896	11	4,064	11
U.S. obligations commercial[3]	1	—	1	—
Private-label residential	7	—	7	—
Total mortgage-backed securities	14,080	40	14,607	38
Non-mortgage-backed securities
U.S. Treasury obligations[3]	873	2	—	—
Other U.S. obligations[3]	2,115	6	2,277	6
GSE and Tennessee Valley Authority obligations	1,554	4	1,504	4
State or local housing agency obligations	972	3	977	3
Other	554	2	544	1
Total non-mortgage-backed securities	6,068	17	5,302	14
Total long-term investments	20,148	57	19,909	52
Total investments	$35,634	100	$38,465	100

1	Short-term investments have original maturities equal to or less than one year.

2	Long-term investments have original maturities of greater than one year.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

Our investments decreased $2.8 billion or seven percent at March 31, 2020 when compared to December 31, 2019. Investments decreased primarily due to a decline in money market investments of $3.1 billion, offset in part by an increase in U.S. Treasuries of $0.9 billion that we purchased and utilized for liquidity management during the first quarter of 2020. At March 31, 2020, we had GSE MBS with a total par value of $137 million that were traded but not yet settled. These investments have been recorded as “available-for-sale” on our Statements of Condition with a corresponding payable recorded in “other liabilities.”

The Finance Agency limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 2.04 and 2.12 at March 31, 2020 and December 31, 2019.

We evaluate investments for credit losses on a quarterly basis. For additional discussion on our investment credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At March 31, 2020 and December 31, 2019, the carrying value of consolidated obligations for which we are primarily liable totaled $117.3 billion and $121.1 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	March 31, 2020	December 31, 2019
Par value	$33,114	$29,592
Discounts and concession fees[1]	(43)	(61)
Total	$33,071	$29,531

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes increased $3.5 billion or 12 percent at March 31, 2020 when compared to December 31, 2019. We increased our usage of shorter-term discount notes in an effort to capture attractive funding, match the repricing structures on floating rate assets, and meet our liquidity requirements.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	March 31, 2020	December 31, 2019
Total par value	$83,837	$91,373
Premiums	231	217
Discounts and concession fees[1]	(35)	(38)
Fair value hedging adjustments	233	1
Total bonds	$84,266	$91,553

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds decreased $7.3 billion or eight percent at March 31, 2020, when compared to December 31, 2019. The decrease was driven by a reduction in total assets. During the first quarter of 2020, we increased our usage of shorter-term discount notes relative to bonds in an effort to capture attractive funding, match the repricing structures on floating rate assets, and meet our liquidity requirements. Fair value hedging adjustments changed $232 million at March 31, 2020 when compared to December 31, 2019 due to the impact of interest rates on our cumulative fair value adjustments on bonds in hedge relationships.

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

At March 31, 2020 and December 31, 2019, our mandatorily redeemable capital stock totaled $96 million and $206 million.
Our total mandatorily redeemable capital stock balance decreased $110 million at March 31, 2020 when compared to December 31, 2019 due primarily to the repurchase of capital stock outstanding to captive insurance company members during the first quarter driven by repayment of their advance balances.

Capital

The following table summarizes information on our capital (dollars in millions):

	March 31, 2020	December 31, 2019
Capital stock	$4,653	$4,517
Retained earnings	2,199	2,165
Accumulated other comprehensive income (loss)	(119)	44
Total capital	$6,733	$6,726

Our capital remained stable at March 31, 2020 when compared to December 31, 2019. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for additional information on our capital.

Derivatives

We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	March 31, 2020	December 31, 2019
Interest rate swaps
Noncallable	$37,827	$37,017
Callable by counterparty	1,441	1,495
Callable by the Bank	200	210
Total interest rate swaps	39,468	38,722
Forward settlement agreements (TBAs)	342	122
Mortgage loan purchase commitments	348	127
Total notional amount	$40,158	$38,971

The notional amount of our derivative contracts remained relatively stable at March 31, 2020 when compared to December 31, 2019. Consistent with the move to an alternative benchmark rate other than LIBOR, we started using OIS rate-based interest rate swaps to economically hedge certain fixed rate investments during the quarter. For additional discussion regarding our use of derivatives, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the three months ended March 31, 2020, proceeds from the issuance of bonds and discount notes were $17.7 billion and $32.2 billion compared to $14.9 billion and $37.1 billion for the same period in 2019. We continued to focus on issuing shorter-term discount notes in an effort to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

As the COVID-19 outbreak developed during the first quarter of 2020, the capital markets became more volatile and investor preferences changed. Despite the increased market volatility, we were operationally prepared, maintained continual access to funding, and issued debt to meet the needs of our members. Access to debt markets has been reliable because investors, driven by increased liquidity preference and our government affiliation, have sought the FHLBanks’ debt as an asset of choice. However, due to the short-term maturity of the debt, we may be exposed to additional risks associated with refinancing and our ability to access the capital markets. For additional information on our risks associated with our access to the capital markets, refer to “Item 1A. Risk Factors.”

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of April 30, 2020, our consolidated obligations were rated AA+/A-1+ by Standard and Poor’s and Aaa/P-1 by Moody’s and both ratings had a stable outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors.”

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At March 31, 2020 and December 31, 2019, the total par value of outstanding consolidated obligations for which we are primarily liable was $117.0 billion and $121.0 billion. At March 31, 2020 and December 31, 2019, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $1,057.7 billion and $904.9 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of April 30, 2020, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the three months ended March 31, 2020, repayments of consolidated obligations totaled $53.9 billion compared to $51.8 billion for the same period in 2019. A portion of these payments were due to the call of certain bonds in an effort to better match our projected asset cash flows. During the three months ended March 31, 2020, we called bonds with a total par value of $1.3 billion. We did not call any bonds during the three months ended March 31 2019.

During the three months ended March 31, 2020, advance disbursements totaled $78.3 billion compared to $60.6 billion for the same period in 2019. Advance disbursements will vary from period to period depending on member needs. During the three months ended March 31, 2020, investment purchases (excluding overnight investments) totaled $7.8 billion compared to $24.5 billion for the same period in 2019. Investment purchases during each period were primarily driven by the purchase of money market investments, including secured resale agreements in an effort to manage our liquidity position.

We also use liquidity to purchase mortgage loans, redeem member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

LIQUIDITY REQUIREMENTS
Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At March 31, 2020 and December 31, 2019, we were in compliance with all three of the Finance Agency liquidity requirements.

In addition to the liquidity measures previously discussed, the Finance Agency Advisory Bulletin on FHLBank liquidity (the Liquidity Guidance AB) and other guidance outlines an additional scenario required for measuring liquidity. The Base Case Scenario assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including very large highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. As a result of the recent deterioration in financial market conditions due to COVID-19, the Finance Agency temporarily issued revised guidance with respect to base case liquidity. On March 3, 2020, the Finance Agency indicated that the FHLBanks should maintain no less than 10 calendar days of positive daily cash balances through April 30, 2020 and that the FHLBanks should then return to 20 calendar days or more of positive daily cash balances by September 30, 2020. As a result of this guidance, we were required to hold a minimum of 10 days of liquidity on March 31, 2020, lower than the 20 days required on December 31, 2019. At March 31, 2020 and December 31, 2019, we were in compliance with Finance Agency liquidity guidance.
The Liquidity Guidance AB also specified new guidance for appropriate funding gap limits to address the risks associated with a FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of our total assets. The Liquidity Guidance AB provided funding gap limits within the range of negative 10 percent to negative 20 percent for a three-month horizon and negative 25 percent to negative 35 percent for a one-year horizon. Initial guidance was set at a trailing three-month average of negative 15 percent for the three-month horizon and a trailing three-month average of negative 30 percent for the one-year horizon. In addition to the relief provided for base case liquidity, on March 12, 2020, the Finance Agency also increased (through July 30, 2020) the funding gap ratios for the three-month and one-year time horizons to negative 25 percent or better and negative 40 percent or better, respectively. According to the guidance, by September 30, 2020, the funding gap ratios for the three-month and one-year time horizons should not exceed negative 20 percent and negative 35 percent, respectively. By December 31, 2020, the funding gap ratios should not exceed the limits that were in place prior to COVID-19. At March 31, 2020 and December 31, 2019 we adhered to Finance Agency liquidity guidance. For a discussion of this revised guidance issued by the Finance Agency, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”

Capital

CAPITAL REQUIREMENTS

We are subject to certain regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock, (including mandatorily redeemable capital stock), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock) and retained earnings. It does not include accumulated other comprehensive income (AOCI). Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At March 31, 2020 and December 31, 2019, we did not hold any nonpermanent capital. At March 31, 2020 and December 31, 2019, we were in compliance with all three of the Finance Agency’s regulatory capital requirements.
In addition to the requirements previously discussed, during 2019, the Finance Agency finalized an Advisory Bulletin on capital stock (the Capital Stock AB) which required each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets, effective February 2020. For purposes of the Capital Stock AB, capital stock includes mandatorily redeemable capital stock. The capital stock to total assets ratio is measured on a daily average basis at month end. At March 31, 2020, we were in compliance with the Capital Stock AB. Refer to “Item 1. Financial Statements — Note 8 — Capital” for additional information on our capital requirements.

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

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days’ written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At March 31, 2020 and December 31, 2019, our excess capital stock outstanding was less than $1 million.

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	March 31, 2020	December 31, 2019
Commercial banks	$2,709	$2,767
Savings institutions	145	113
Credit unions	569	547
Non-captive insurance companies	1,164	914
Captive insurance companies	65	175
CDFIs	1	1
Total GAAP capital stock	4,653	4,517
Mandatorily redeemable capital stock	96	206
Total regulatory capital stock	$4,749	$4,723

Retained Earnings
Our risk management policies include a target level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve our targeted level of retained earnings. At March 31, 2020, our actual retained earnings exceeded our retained earnings target.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other Federal Home Loan Banks in 2011. Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At March 31, 2020 and December 31, 2019, our restricted retained earnings balance totaled $522 million and $504 million. One percent of our average balance of outstanding consolidated obligations for the three months ended December 31, 2019 was $1.2 billion.
Dividends

Our current dividend philosophy is to pay a membership capital stock dividend similar to a reference rate of interest, such as average three-month LIBOR over time, and an activity-based capital stock dividend, when possible, at a level above the membership capital stock dividend. We have historically used average three-month LIBOR as our reference rate; however, beginning with the second quarter dividend we will move to using SOFR as our reference rate.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended
	March 31,
	2020	2019
Aggregate cash dividends paid[1]	$59	$70
Effective combined annualized dividend rate paid on capital stock[2]	5.14%	5.25%
Annualized dividend rate paid on membership capital stock	3.25%	3.25%
Annualized dividend rate paid on activity-based capital stock	5.75%	5.75%
Average three-month LIBOR	1.52%	2.69%

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our 2019 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2020.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Margin and Capital Requirements for Covered Swap Entities

On April 9, 2020, the Commodities Futures Trading Commission (CFTC) issued a final rule, effective May 11, 2020, to amend its rules requiring minimum margin and capital requirements for uncleared swaps for covered swap entities for which there is no prudential regulator by extending the phase-in compliance date for initial margin requirements from September 1, 2020, to September 1, 2021, for counterparties with an average daily aggregate notional amount of non-cleared swaps between $8 billion and $50 billion. We do not expect this final rule to materially affect our financial condition or results of operations.

Finance Agency Final Rule on Stress Testing

On March 24, 2020, the Finance Agency issued a final rule, effective upon issuance, to amend its stress testing rule, consistent with section 401 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA). The final rule (i) raises the minimum threshold for entities regulated by the Finance Agency to conduct periodic stress tests from $10 billion to $250 billion or more in total consolidated assets; (ii) removes the requirements for FHLBanks to conduct stress testing; and (iii) removes the adverse scenario from the list of required scenarios. FHLBanks are currently excluded from this regulation because no FHLBank has total consolidated assets over $250 billion, but the Finance Agency reserved its discretion to require an FHLBank with total consolidated assets below the $250 billion threshold to conduct stress testing. These amendments align the Finance Agency’s stress testing rule with rules adopted by other financial institution regulators that implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) stress testing requirements, as amended by EGRRCPA.

The results of our most recent annual severely adverse economic conditions stress test were published to our public website, www.fhlbdm.com, on November 15, 2019. This rule will eliminate these stress testing requirements for the Bank, unless the Finance Agency exercises its discretion to require stress testing in the future. We do not expect this rule to have a material effect on our financial condition or results of operations.

Finance Agency Supervisory Letter - Planning for LIBOR Phase-Out

On September 27, 2019, the Finance Agency issued a Supervisory Letter (Supervisory Letter) to the FHLBanks that the Finance Agency stated is designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The Supervisory Letter provided that the FHLBanks should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBanks were required, by December 31, 2019, to stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates do not apply to collateral accepted by the FHLBanks. The Supervisory Letter also directed the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020, in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021. The FHLBanks were expected to cease entering into LIBOR-indexed financial instruments maturing after December 31, 2021, by the deadlines specified in the Supervisory Letter, subject to limited exceptions granted by the FHFA for LIBOR-linked products serving compelling mission, risk mitigating, and/or hedging purposes that do not currently have readily available alternatives. We have already ceased purchasing investments that reference LIBOR and mature after December 31, 2021.

As a result of the recent market volatility triggered in part by COVID-19, the FHLBanks’ authority to enter into LIBOR-based instruments that mature after December 31, 2021 has been extended from March 31, 2020 to June 30, 2020, except for investments and option embedded products. In addition, the requirement to update pledged collateral certification reporting requirements was extended from March 31, 2020, to September 30, 2020.

We continue to evaluate the potential impact of the Supervisory Letter and the related subsequent guidance on our financial condition and results of operations, but we may experience lower overall demand or increased costs for our advances, which in turn may negatively impact the future composition of our balance sheet, capital stock levels, core mission asset ratio, net income and dividend.

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

FDIC Brokered Deposits Restrictions

On February 10, 2020, the FDIC published a proposed rule to amend its brokered deposits restrictions that apply to less than well capitalized insured depository institutions. The FDIC states that the proposed amendments are intended to modernize its brokered deposit regulations and would establish a new framework for analyzing whether deposits placed through deposit placement arrangements qualify as brokered deposits. These deposit placement arrangements include those between insured depository institutions and third parties, such as financial technology companies, for a variety of business purposes, including access to deposits. By creating a new framework for analyzing certain provisions of the deposit broker definition, including shortening the list of activities considered facilitating and expanding the scope of the primary purpose exception, the proposed rule would narrow the definition of deposit broker and exclude more deposits from treatment as brokered deposits. The proposed rule would also establish an application and reporting process with respect to the primary purpose exception.

If this rule is adopted as proposed, it may have an effect on member demand for advances, but we cannot predict the extent of the impact. We do not expect this rule, if adopted as proposed, to materially affect our financial condition or results of operations.

Legislative and Regulatory Developments Related to COVID-19
Finance Agency Supervisory Letter - PPP Loans as Collateral for FHLBank Advances
On April 23, 2020, the Finance Agency issued a Supervisory Letter (PPP Supervisory Letter) permitting the FHLBanks to accept PPP loans as collateral for advances as “Agency Securities,” given the Small Business Administration’s (SBA) 100 percent guarantee of the unpaid principal balance. On April 20, 2020, the SBA published its third interim final rule related to PPP loans, which explicitly waived certain regulatory requirements that must be satisfied before a member could pledge PPP loans to the FHLBanks as collateral. The PPP Supervisory Letter establishes a series of conditions under which the FHLBanks may accept PPP loans as collateral, which conditions focus on the financial condition of members, collateral discounts, and pledge dollar limits.

We are evaluating the potential impact of the PPP Supervisory Letter, but do not expect the PPP Supervisory Letter to materially affect our financial condition or results of operations.

CARES Act
The CARES Act was passed by the Senate on March 25, 2020, and by the House on March 27, 2020, and the President signed it into law the same day. The $2.2 trillion package is the largest stimulus bill in U.S. history. The CARES Act is in addition to previous relief legislation passed by Congress in March 2020. The legislation provides the following:

•	Assistance to businesses, states, and municipalities.

•	Creates a loan program for small businesses, non-profits and physician practices that can be forgiven through employee retention incentives.

•	Provides the Treasury Secretary authority to make loans or loan guarantees to states, municipalities, and eligible businesses and loosens some regulations imposed through the Dodd-Frank Act.

•	Direct payments to eligible taxpayers and their families.

•	Expands eligibility for unemployment insurance and payment amounts.

•	Includes mortgage forbearance provisions and a foreclosure moratorium.

Funding for the PPP, which was created by the CARES Act, was increased on April 24, 2020 with the enactment of the Paycheck Protection Program and Healthcare Enhancement Act. Additional phases of the CARES Act or other COVID-19 relief legislation may be enacted by Congress. We are evaluating the potential impact of the CARES Act on our business, including its impact to the U.S. economy, which is unknown; and impacts to mortgages held or serviced by our members and that we accept as collateral.

Additional COVID-19 Legislative and Regulatory Developments

In light of COVID-19, governmental agencies, including the Securities and Exchange Commission, Office of the Comptroller of the Currency, Federal Reserve Board, Federal Deposit Insurance Corporation, National Credit Union Association, CFTC and the Finance Agency, as well as state governments and agencies, have taken actions to provide various forms of relief from and guidance regarding the financial, operational, credit, market and other effects of the pandemic, some of which may have a direct or indirect impact on us and/or our members. Many of these actions are temporary in nature. We are monitoring these actions and guidance and evaluating their potential impact on us.

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

We monitor and manage to the MVCS policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach requires a prompt action to address the measure outside of the policy limit and the breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. We were in compliance with the MVCS policy limits at March 31, 2020 and December 31, 2019.

Our down 200 basis point policy limit is suspended when the 10-year swap rate is below 2.50 percent and remains so for five consecutive days. At both March 31, 2020 and December 31, 2019, the 10-year swap rate had been below 2.50 percent for five consecutive days, and therefore the associated policy limit was suspended.

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous parallel changes in interest rates at March 31, 2020 and December 31, 2019:

	Market Value of Capital Stock Assuming Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March 31, 2020	$142.3	$141.9	$141.2	$141.1	$141.4	$140.5	$138.0
December 31, 2019	$144.7	$145.2	$146.7	$147.2	$146.8	$145.9	$143.4

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March 31, 2020	0.8%	0.5%	0.1%	—%	0.2%	(0.4)%	(2.2)%
December 31, 2019	(1.7)%	(1.3)%	(0.3)%	—%	(0.3)%	(0.9)%	(2.6)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March 31, 2020 and December 31, 2019	(9.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(9.0)%

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel changes in interest rates at March 31, 2020 and December 31, 2019:

	Market Value of Capital Stock Assuming Non-Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March 31, 2020	$139.5	$139.0	$139.4	$141.1	$141.9	$142.2	$141.6
December 31, 2019	$143.2	$145.0	$146.3	$147.2	$147.6	$147.3	$145.8

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March 31, 2020	(1.2)%	(1.5)%	(1.2)%	—%	0.6%	0.7%	0.3%
December 31, 2019	(2.8)%	(1.5)%	(0.6)%	—%	0.2%	0.1%	(1.0)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
March 31, 2020 and December 31, 2019	(9.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(9.0)%

Our base case MVCS was 141.1 at March 31, 2020 when compared to 147.2 at December 31, 2019. The decline was primarily attributable to the following factors:

•
Option-adjusted spread: The spread between mortgage interest rates and LIBOR, adjusted for the mortgage prepayment option, increased at March 31, 2020 when compared to December 31, 2019. This had a negative impact on MVCS as it decreased the value of mortgage-related assets.

•
Increase in retained earnings: We recorded net income of $92 million during the three months ended March 31, 2020, which was primarily driven by net interest income of $109 million. Dividend payments for the three months ended March 31, 2020 totaled $59 million. The earnings in excess of dividend payments had a positive impact on the market value of our assets, thereby increasing MVCS.

PROJECTED INCOME SENSITIVITY

Projected income sensitivity is measured as the change in spread between projected 24-month return on average capital stock (ROACS) and average projected three-month LIBOR. We monitored and managed projected 24-month income sensitivity in an effort to limit the short-term earnings volatility of the Bank. The projected 24-month income sensitivity was based on the forward interest rates, business, and risk management assumptions.

Our primary income sensitivity policy specifies a limit on our change in 24-month projected ROACS spread to average projected three-month LIBOR from base spread for the up and down 100 and 200 basis points parallel interest rate change scenarios. In addition, our income sensitivity policy specifies a limit for the up and down 100 basis points non-parallel interest rate change scenarios. Additionally, there is a limit on our change from base ROACS for certain basis shock scenarios to limit basis risk exposure. Any policy limit breach requires a prompt action to address the measure outside of the policy limit. We were in compliance with the projected 24-month income sensitivity policy limits as of both March 31, 2020 and December 31, 2019. For more information on our Projected Income Sensitivity, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Projected Income Sensitivity” in our 2019 Form 10-K.

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

We are required by regulation to obtain sufficient collateral to fully secure our advances and other credit products. The estimated value of the collateral required to secure each borrower’s credit products is calculated by applying collateral discounts, or haircuts, to the unpaid principal or market value, if available, of the collateral. We also have policies and procedures for validating the reasonableness of our collateral valuations. In addition, we perform collateral verifications and on-site reviews based on the risk profile of the borrower. Management believes that these policies effectively manage our credit risk from advances.

Eligible collateral includes:

•	fully disbursed whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages;

•	loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae;

•	cash deposited with us; and

•
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

As a result of recent stressed market conditions stemming from COVID-19, we are taking additional steps to monitor our credit risk on advances. These steps include increased frequency of collateral valuation and identifying, analyzing, and monitoring borrowers with higher risk profiles.

At March 31, 2020 and December 31, 2019, borrowers pledged $327.6 billion and $329.4 billion of collateral (net of applicable discounts) to support activity with us, including advances. At March 31, 2020 and December 31, 2019, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

The following table shows our total exposure, including advances, as well as the collateralization percentage of outstanding exposure by borrower type (dollars in millions):

	March 31, 2020		December 31, 2019
	Sum of Total Exposure	% Collateralized	Sum of Total Exposure	% Collateralized
Commercial banks	$54,587	434%	$57,455	421%
Savings institutions	2,043	407	1,431	432
Credit unions	6,862	369	6,678	360
Non-captive insurance companies	24,291	140	20,846	145
Captive insurance companies	906	120	3,798	100
CDFIs	16	141	14	170
Housing associates	44	355	100	172
Non-member borrowers	283	132	273	146
Total borrowers	$89,032	344%	$90,595	339%

We evaluate advances for credit losses on a quarterly basis. We adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. We have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of March 31, 2020. For the same reasons, we did not record any allowance for credit losses for our advances at December 31, 2019. Refer to “Item 1. Financial Statements — Note 4 — Advances” for additional information.

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

As a result of recent deteriorating market and economic conditions stemming from COVID-19, we may be subject to increased credit risk on our mortgage loan portfolio. To assist homeowners affected by the current economic conditions, the federal government has implemented several programs through the CARES Act, including temporary mortgage payment forbearance and a temporary moratorium on foreclosures and evictions. We are closely monitoring our mortgage loan portfolio. The extent these programs will impact our mortgage portfolio and results of operations will depend on the number of homeowners who partake in these programs in the months to come. For additional information, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”

The following table presents the unpaid principal balance of our mortgage loan portfolio by product type (dollars in millions):

Product Type	March 31, 2020	December 31, 2019
Conventional	$8,917	$8,712
Government	497	496
Total mortgage loan unpaid principal balance	$9,414	$9,208

We manage the credit risk on mortgage loans by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our PFIs, and (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs.

We evaluate mortgage loans for credit losses on a quarterly basis and establish an allowance for credit losses to reflect management’s estimate of expected credit losses inherent in the portfolio. We adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020.

Conventional Mortgage Loans. We determine our allowance for credit losses on conventional loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. Conventional mortgage loans are evaluated collectively when similar risk characteristics exists. Conventional loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis. In limited instances, we may incorporate a management adjustment in the allowance for credit losses for conventional mortgage loans due to changes in economic and business conditions or other factors that may not be fully captured in our model. Refer to “Item 1. Financial Statements — Note 5 — Mortgage Loans Held for Portfolio” for additional information.

At both March 31, 2020 and December 31, 2019, the allowance for credit losses on our conventional loans was $1 million.

Government-Insured Mortgage Loans. We invest in government-insured fixed rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, we only have credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance.

We have never experienced a credit loss on our government-insured mortgage loans. At March 31, 2020 and December 31, 2019, we determined no allowance for credit losses was necessary on our government-insured mortgage loans.

Refer to “Item 1. Financial Statements — Note 5 — Mortgage Loans Held for Portfolio” for additional information on our allowance for credit losses and the payment status of our conventional mortgage loans.

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

In light of recent market volatility stemming from COVID-19, we are taking additional steps to monitor our credit risk on investments. These steps include temporarily suspending business to Bank counterparties with increased credit risk and performing additional analysis on our unsecured portfolios. In addition, we will continue to monitor market volatility and counterparty ratings, counterparty pricing, news, sovereign and counterparty research, market research and articles, and COVID-19 predictions and analysis.

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At March 31, 2020, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of eligible regulatory capital and the counterparty’s overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for extensions of unsecured credit, excluding overnight Federal funds sold, ranges from three to 15 percent based on the counterparty’s credit rating. Our total unsecured exposure to a counterparty, including overnight Federal funds sold, may not exceed twice that amount, or a total of six to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. At March 31, 2020, we were in compliance with the regulatory limits established for unsecured credit.

Our short-term portfolio may include, but is not limited to, interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell, certificates of deposit, commercial paper, and U.S. Treasury bill obligations. Our long-term portfolio may include, but is not limited to, U.S. Treasury obligations, other U.S. obligations, GSE and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. We consider our long-term investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the FDIC to be of the highest credit quality and therefore those exposures are not monitored with other unsecured investments. Given the credit quality of our unsecured long-term investments, our unsecured credit risk is primarily in the short-term portfolio.

We primarily limit short-term unsecured credit exposure to the following overnight investment types:

•	Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions.

•	Commercial paper. Unsecured debt issued by corporations, typically for the financing of accounts receivable, inventories, and meeting short-term liabilities.

At March 31, 2020, our unsecured short-term investment exposure consisted of overnight Federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile at March 31, 2020 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
Domestic	$—	$1,025	$1,025
U.S subsidiaries of foreign commercial banks	600	—	600
U.S. branches and agency offices of foreign commercial banks
Australia	1,350	—	1,350
Canada	—	1,870	1,870
Finland	670	—	670
Germany	700	—	700
Japan	—	330	330
Netherlands	—	670	670
Norway	400	—	400
Sweden	670	650	1,320
Total U.S. branches and agency offices of foreign commercial banks	3,790	3,520	7,310
Total unsecured short-term investment exposure	$4,390	$4,545	$8,935

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

Investment Ratings

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	March 31, 2020
	Credit Rating[1]
	AAA	AA	A	BBB	BB or Lower	Unrated[2]	Total
Interest-bearing deposits	$—	$1	$—	$—	$—	$—	$1
Securities purchased under agreements to resell	—	—	—	—	—	6,550	6,550
Federal funds sold	—	4,390	4,545	—	—	—	8,935
Investment securities:
Mortgage-backed securities
GSE single-family	—	2,256	—	—	—	—	2,256
GSE multifamily	—	7,920	—	—	—	—	7,920
U.S. obligations single-family[3]	—	3,896	—	—	—	—	3,896
U.S. obligations commercial[3]	—	1	—	—	—	—	1
Private-label residential	—	4	1	1	1	—	7
Total mortgage-backed securities	—	14,077	1	1	1	—	14,080
Non-mortgage-backed securities
U.S. Treasury obligations[3]	—	873	—	—	—	—	873
Other U.S. obligations[3]	—	2,115	—	—	—	—	2,115
GSE and Tennessee Valley Authority obligations	—	1,554	—	—	—	—	1,554
State or local housing agency obligations	772	200	—	—	—	—	972
Other	455	99	—	—	—	—	554
Total non-mortgage-backed securities	1,227	4,841	—	—	—	—	6,068
Total investments	$1,227	$23,309	$4,546	$1	$1	$6,550	$35,634

1
Represents either the lowest credit rating available for each investment based on an NRSRO, or the guarantor credit rating, if applicable. In instances where an NRSRO rating or guarantor rating is not available for the investment, the investment is classified as unrated.

2	Represents secured securities purchased under agreements to resell with no NRSRO or guarantor rating.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2019
	Credit Rating[1]
	AAA	AA	A	BBB	BB	Unrated[2]	Total
Interest-bearing deposits	$—	$1	$—	$—	$—	$—	$1
Securities purchased under agreements to resell	—	1,500	2,200	—	—	10,250	13,950
Federal funds sold	—	1,700	2,905	—	—	—	4,605
Investment securities:
Mortgage-backed securities
GSE single-family	—	2,401	—	—	—	—	2,401
GSE multifamily	—	8,134	—	—	—	—	8,134
U.S. obligations single-family[3]	—	4,064	—	—	—	—	4,064
U.S. obligations commercial[3]	—	1	—	—	—	—	1
Private-label residential	—	4	1	1	1	—	7
Total mortgage-backed securities	—	14,604	1	1	1	—	14,607
Non-mortgage-backed securities
Other U.S. obligations[3]	—	2,277	—	—	—	—	2,277
GSE and Tennessee Valley Authority obligations	—	1,504	—	—	—	—	1,504
State or local housing agency obligations	769	208	—	—	—	—	977
Other	445	99	—	—	—	—	544
Total non-mortgage-backed securities	1,214	4,088	—	—	—	—	5,302
Total investments	$1,214	$21,893	$5,106	$1	$1	$10,250	$38,465

1
Represents either the lowest credit rating available for each investment based on an NRSRO, or the guarantor credit rating, if applicable. In instances where an NRSRO rating or guarantor rating is not available for the investment, the investment is classified as unrated.

2	Represents secured securities purchased under agreements to resell with no NRSRO or guarantor rating.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

We evaluate investments for credit losses on a quarterly basis. We adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. At March 31, 2020, we determined no allowance for credit losses was necessary on our investments. Refer to “Item 1. Financial Statements — Note 3 — Investments” for additional information our allowance for credit losses.

Mortgage-Backed Securities

We limit our purchases of MBS to those guaranteed by the U.S. Government or issued by a GSE. Our risk management policies prohibit new purchases of private-label MBS. We perform ongoing analysis on these investments to determine potential credit issues. At March 31, 2020 and December 31, 2019, we owned $14.1 billion and $14.6 billion of MBS, of which approximately 99.9 percent were guaranteed by the U.S. Government or issued by GSEs and 0.1 percent were private-label MBS at each period end.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	March 31, 2020
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Cleared derivatives[2]	$33,342	$9	$214	$223
Liability positions with credit exposure
Uncleared derivatives
AA	104	(49)	50	1
A	2,858	(196)	200	4
BBB	224	(38)	39	1
Total derivative positions with credit exposure to non-member counterparties	36,528	(274)	503	229
Member institutions[3]	296	4	—	4
Total	36,824	$(270)	$503	$233
Derivative positions without credit exposure	3,334
Total notional	$40,158

1	Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.

2
Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing's parent, CME Group Inc. was rated Aa3 by Moody's and AA- by Standard and Poor's at March 31, 2020.

3	Represents mortgage loan purchase commitments with our member institutions.

The following table shows our derivative counterparty credit exposure (dollars in millions):

	December 31, 2019
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
BBB[2]	$3	$—	$—	$—
Cleared derivatives[3]	20,881	2	83	85
Liability positions with credit exposure
Uncleared derivatives
AA	137	(29)	30	1
A	4,448	(98)	102	4
BBB	1,763	(37)	38	1
Cleared derivatives[3]	$11,475	$—	$11	$11
Total derivative positions with credit exposure to non-member counterparties	38,707	(162)	264	102
Member institutions[2,4]	118	—	—	—
Total	38,825	$(162)	$264	$102
Derivative positions without credit exposure	146
Total notional	$38,971

1	Represents either the lowest credit rating available for counterparty based on an NRSRO, or the guarantor, credit rating, if applicable.

2	Net credit exposure is less than $1 million

3
Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing’s parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by Standard and Poor’s at December 31, 2019.

4	Represents mortgage loan purchase commitments with our member institutions.

Consistent with the additional analysis and monitoring on our other Bank products, we are taking additional steps to monitor our derivatives’ credit risk given the recent market volatility stemming from COVID-19. In addition, we will continue to monitor market volatility and counterparty ratings, counterparty pricing, news, sovereign and counterparty research, market research and articles, and COVID-19 predictions and analysis.

Operational Risk

We define operational risk as the risk arising from inadequate or failed processes, people, and/or systems, including those emanating from external sources. All of our activities and processes generate operational risk, including legal risk. Management has established policies, procedures, and controls to reduce the likelihood of operational risk. We perform annual risk assessments to identify, assess, mitigate, and report on operational risks outside of the Board’s risk appetite. Due to the manual nature of many of our processes, our operational risk exposure is closely monitored. As previously reported in our 2019 Form 10-K, we identified two material weaknesses in our internal controls over financial reporting resulting from control deficiencies in our IT general controls in the areas of user access and IT change management. We are actively working to remediate the identified material weaknesses and strengthen our internal controls over financial reporting.

In response to the recent outbreak of COVID-19, the majority of our employees are working remotely, with only operationally essential employees working on site at our offices. In addition, many of our members, vendors, and regulators are working remotely. While our operations have changed as a result of the global pandemic, we currently do not believe our operational risk to be elevated as a result of the current working arrangements. Refer to “Item 1A. Risk Factors” for additional information.

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

Information security risk includes the risk that cyber incidents could result in a failure or interruption of our business operations. We have not experienced any such disruption with a material adverse impact. However, we do rely heavily on internal and third-party information systems and other technology to conduct and manage our business and any disruptions to those items could have a material adverse impact on our financial condition and results of operations. We mitigate cybersecurity risk utilizing the concept of defense in depth, where multiple layers of security controls are implemented. Administrative, physical, and logical controls are in place for identifying, monitoring, and controlling system access, sensitive data, and system changes. In addition, we employ thorough security testing and training that includes regular third party facilitated penetration testing, as well as mandatory staff training on cyber risks. Given the importance of cybersecurity and ever-increasing sophistication of potential cyber-attacks, we expect to continue to strengthen our cyber-defenses. As a result of the control deficiencies previously discussed, two material weaknesses remain related to information security. For additional information, refer to “Item 4. Controls and Procedures.”

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, and management’s identification of material weaknesses in our internal control over financial reporting described below, our President and CEO, and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2020.
As previously reported in our 2019 Form 10-K, management identified two material weaknesses in our internal control over financial reporting:

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

1.
Management is re-evaluating IT governance and controls and has updated procedures related to user access management. During 2019, we designed enhanced user access controls. These controls are designed to ensure appropriate segregation of duties and adequate restrictions on user and privileged access to the Bank’s IT applications, programs, and data. During the first quarter of 2020, we implemented these controls; however, they have not been tested.

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

3.
During 2019, training was provided to IT personnel and business process owners focusing on controls related to user access and IT change management. Continued training will be provided focusing on the execution of IT change management controls, intended to ensure understanding of Bank policies and procedures.

Management believes that the measures described above should be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. We cannot assure you, however, that these steps will remediate such weaknesses, nor can we be certain of the timing or whether additional actions will be required or the costs of any such actions.
Changes in Internal Control over Financial Reporting
The remediation activities related to the implementation of user access controls were changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 3, 2019, the Washington Supreme Court reversed the judgment of the appellate court on the four certificates covered by our petition of January 2018 and reinstated our claims on those four certificates. Trials for the two cases relating to these reinstated claims have been scheduled for July and August of 2020. With respect to the fifth certificate, on January 30, 2020, the Washington Supreme Court remanded the case to the appellate court for reconsideration in light of the Court’s reversal on the claims for the other four certificates. On March 16, 2020, the appellate court remanded the case to the trial court. On March 25, 2020, we entered into a settlement agreement with one of the defendants in connection with two of the certificates for the aggregate amount of approximately $56 million (after netting certain legal fees and expenses).

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
During the three months ended March 31, 2020, we settled a private-label MBS claim and recognized $56 million in net gains on litigation settlements. During the three months ended March 31, 2019, we did not record any net gains on litigation settlements.

ITEM 1A. RISK FACTORS

Other than the risk factor described below, there have been no material changes to our risk factors set forth in our 2019 10-K during the three months ended March 31, 2020.

COVID-19 and related developments have created and may continue to create substantial economic and financial disruptions and uncertainties as well as operational challenges, which could heighten many of the risks we face and adversely impact our business, financial condition, and results of operations.

The recent outbreak of COVID-19, and governmental and public actions taken in response (such as shelter-in-place, stay-at-home, or similar orders, travel restrictions, and business shutdowns), have significantly reduced economic activity and created substantial uncertainty about the future economic environment. In addition, COVID-19 and related developments have resulted in substantial disruptions in the financial markets, including dramatic increases in market volatilities from time to time. There are no comparable recent events that provide guidance as to the effect that COVID-19 may have and, as a result, the ultimate impact of the outbreak, including the depth of the economic downturn and the timing and shape of the economic recovery, is highly uncertain. This could heighten many of the risks we face, as described in Item 1A. Risk Factors in our 2019 Form 10-K, and adversely impact our business, financial condition and results of operations.

A prolonged economic downturn, or periods of significant economic and financial disruptions and uncertainties, resulting from COVID-19 may lead to an increased risk of our Bank’s credit losses, in particular due to declines in the value of collateral securing our advances or of mortgage loans or due to member financial difficulties or member failures. For example, due to the recent turmoil in the financial markets associated with COVID-19, some financial institutions have experienced financial difficulties. Our risk of credit losses may be exacerbated by a downturn in the housing markets, including higher delinquencies from rising unemployment and the effect of mortgage forbearance and other relief.

The disruptions to interest rates, credit spreads, and the availability of funds in the fixed income market in connection with the coronavirus pandemic have also adversely affected, and may continue to adversely affect, our cost of funding or access to funding, as well as the valuation of and the yields on our assets. This, coupled with changes in member demand for advances from time to time, may result in challenges in our ability to manage our assets and liabilities, including the pricing of advances and the funding gap, and may adversely impact our profitability and liquidity.

In addition, the shelter-in-place, stay-at-home, or similar orders, travel restrictions, and business shutdowns as a result of COVID-19 have led to substantial changes in normal business practices (such as the implementation of widespread work-from-home arrangements) for us as well as many of our members, vendors, and regulator. Although we are operating effectively under these current working arrangements, any breakdown or disruption in our information and computer systems, operating processes, member relations, or vendor services as a result of these working arrangements could have an adverse impact on our financial condition and results of operations.
The extent to which COVID-19 impacts our business, financial condition, and results of operations will depend on many factors that are highly uncertain and difficult to predict, including, but not limited to, the duration, spread and severity of COVID-19, the actions taken to contain COVID-19, and how quickly and to what extent normal economic and operating conditions can resume.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Executive Changes

On March 11, 2020, we announced the appointment of Kevin T. Larkin as Chief Information Officer effective March 23, 2020. Mr. Larkin oversees our information technology and information security departments.

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

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	May 11, 2020

By:	/s/ Kristina K. Williams
Kristina K. Williams President and Chief Executive Officer

By:	/s/ Donna S. Stone
Donna S. Stone Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)