Form 10-Q
period 2020-06-30
Federal Home Loan Bank of Des Moines
filed 2020-08-11
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2020
Class B Stock, par value $100	38,528,026

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$483	$1,029
Interest-bearing deposits (Note 3)	1	1
Securities purchased under agreements to resell (Note 3)	3,300	13,950
Federal funds sold (Note 3)	6,965	4,605
Investment securities (Note 3)
Trading securities	4,955	888
Available-for-sale securities (amortized cost of $17,022 and $16,603)	16,966	16,651
Held-to-maturity securities (fair value of $2,234 and $2,439)	2,128	2,370
Total investment securities	24,049	19,909
Advances (Note 4)	57,942	80,360
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1 (Note 5)	9,246	9,334
Accrued interest receivable	128	195
Derivative assets, net (Note 6)	258	102
Other assets	113	118
TOTAL ASSETS	$102,485	$129,603
LIABILITIES
Deposits
Interest-bearing	$1,331	$987
Non-interest-bearing	323	125
Total deposits	1,654	1,112
Consolidated obligations (Note 7)
Discount notes	21,364	29,531
Bonds	72,748	91,553
Total consolidated obligations	94,112	121,084
Mandatorily redeemable capital stock (Note 8)	81	206
Accrued interest payable	173	252
Affordable Housing Program payable	163	157
Derivative liabilities, net (Note 6)	1	1
Other liabilities	302	65
TOTAL LIABILITIES	96,486	122,877
Commitments and contingencies (Note 10)
CAPITAL (Note 8)
Capital stock - Class B putable ($100 par value); 38 and 45 issued and outstanding shares	3,802	4,517
Retained earnings
Unrestricted	1,718	1,661
Restricted	539	504
Total retained earnings	2,257	2,165
Accumulated other comprehensive income (loss)	(60)	44
TOTAL CAPITAL	5,999	6,726
TOTAL LIABILITIES AND CAPITAL	$102,485	$129,603

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
INTEREST INCOME
Advances	$231	$713	$630	$1,428
Interest-bearing deposits	—	1	1	1
Securities purchased under agreements to resell	1	50	31	82
Federal funds sold	1	42	28	85
Trading securities	14	7	23	15
Available-for-sale securities	62	133	137	276
Held-to-maturity securities	10	22	24	44
Mortgage loans held for portfolio	67	70	145	139
Total interest income	386	1,038	1,019	2,070
INTEREST EXPENSE
Consolidated obligations - Discount notes	43	247	153	518
Consolidated obligations - Bonds	223	636	633	1,231
Deposits	—	4	1	8
Mandatorily redeemable capital stock	1	4	4	7
Total interest expense	267	891	791	1,764
NET INTEREST INCOME	119	147	228	306
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	10	18	36	28
Net gains (losses) on derivatives and hedging activities	(5)	(21)	(53)	(33)
Gains on litigation settlements, net	—	—	56	—
Other, net	10	6	12	13
Total other income (loss)	15	3	51	8
OTHER EXPENSE
Compensation and benefits	17	16	35	32
Contractual services	4	4	8	8
Professional fees	8	8	16	15
Other operating expenses	5	9	11	16
Federal Housing Finance Agency	2	3	5	5
Office of Finance	1	1	3	3
Other, net	2	2	4	3
Total other expense	39	43	82	82
NET INCOME BEFORE ASSESSMENTS	95	107	197	232
Affordable Housing Program assessments	10	11	20	24
NET INCOME	$85	$96	$177	$208

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$85	$96	$177	$208
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	60	(32)	(104)	(31)
Pension and postretirement benefits	(1)	—	—	—
Total other comprehensive income (loss)	59	(32)	(104)	(31)
TOTAL COMPREHENSIVE INCOME (LOSS)	$144	$64	$73	$177

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)
	Shares	Par Value
BALANCE, MARCH 31, 2019	52	$5,182
Comprehensive income (loss)	—	—
Proceeds from issuance of capital stock	19	1,958
Repurchases/redemptions of capital stock	(18)	(1,833)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(3)
Cash dividends on capital stock	—	—
BALANCE, JUNE 30, 2019	53	$5,304

BALANCE, MARCH 31, 2020	47	$4,653
Comprehensive income (loss)	—	—
Proceeds from issuance of capital stock	5	547
Repurchases/redemptions of capital stock	(14)	(1,398)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—
Partial recovery of prior capital distribution to Financing Corporation (Note 8)	—	—
Cash dividends on capital stock	—	—
BALANCE, JUNE 30, 2020	38	$3,802

BALANCE, DECEMBER 31, 2018	54	$5,414
Comprehensive income (loss)	—	—
Proceeds from issuance of capital stock	35	3,509
Repurchases/redemptions of capital stock	(36)	(3,614)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(5)
Cash dividends on capital stock	—	—
BALANCE, JUNE 30, 2019	53	$5,304

BALANCE, DECEMBER 31, 2019	45	$4,517
Adjustment for cumulative effect of accounting change (Note 2)	—	—
Comprehensive income (loss)	—	—
Proceeds from issuance of capital stock	26	2,621
Repurchases/redemptions of capital stock	(33)	(3,330)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(6)
Partial recovery of prior capital distribution to Financing Corporation (Note 8)	—	—
Cash dividends on capital stock	—	—
BALANCE, JUNE 30, 2020	38	$3,802

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL (continued from previous page)
(dollars and shares in millions)
(Unaudited)

	Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Unrestricted	Restricted	Total
BALANCE, MARCH 31, 2019	$1,643	$449	$2,092	$85	$7,359
Comprehensive income (loss)	77	19	96	(32)	64
Proceeds from issuance of capital stock	—	—	—	—	1,958
Repurchases/redemptions of capital stock	—	—	—	—	(1,833)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(3)
Cash dividends on capital stock	(68)	—	(68)	—	(68)
BALANCE, JUNE 30, 2019	$1,652	$468	$2,120	$53	$7,477

BALANCE, MARCH 31, 2020	$1,677	$522	$2,199	$(119)	$6,733
Comprehensive income (loss)	68	17	85	59	144
Proceeds from issuance of capital stock	—	—	—	—	547
Repurchases/redemptions of capital stock	—	—	—	—	(1,398)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	—
Partial recovery of prior capital distribution to Financing Corporation (Note 8)	26	—	26	—	26
Cash dividends on capital stock	(53)	—	(53)	—	(53)
BALANCE, JUNE 30, 2020	$1,718	$539	$2,257	$(60)	$5,999

BALANCE, DECEMBER 31, 2018	$1,623	$427	$2,050	$84	$7,548
Comprehensive income (loss)	167	41	208	(31)	177
Proceeds from issuance of capital stock	—	—	—	—	3,509
Repurchases/redemptions of capital stock	—	—	—	—	(3,614)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(5)
Cash dividends on capital stock	(138)	—	(138)	—	(138)
BALANCE, JUNE 30, 2019	$1,652	$468	$2,120	$53	$7,477

BALANCE, DECEMBER 31, 2019	$1,661	$504	$2,165	$44	$6,726
Adjustment for cumulative effect of accounting change (Note 2)	1	—	1	—	1
Comprehensive income (loss)	142	35	177	(104)	73
Proceeds from issuance of capital stock	—	—	—	—	2,621
Repurchases/redemptions of capital stock	—	—	—	—	(3,330)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(6)
Partial recovery of prior capital distribution to Financing Corporation (Note 8)	26	—	26	—	26
Cash dividends on capital stock	(112)	—	(112)	—	(112)
BALANCE, JUNE 30, 2020	$1,718	$539	$2,257	$(60)	$5,999

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$177	$208
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	(47)	(23)
Net (gains) losses on trading securities	(36)	(28)
Net change in derivatives and hedging activities	(319)	(63)
Other adjustments	6	—
Net change in:
Accrued interest receivable	26	(74)
Other assets	4	(4)
Accrued interest payable	(79)	17
Other liabilities	17	1
Total adjustments	(428)	(174)
Net cash provided by (used in) operating activities	(251)	34
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(390)	(131)
Securities purchased under agreements to resell	10,650	(4,750)
Federal funds sold	(2,360)	(3,950)
Trading securities
Proceeds from sales	1,850	—
Proceeds from maturities	88	12
Purchases	(5,969)	—
Available-for-sale securities
Proceeds from maturities	1,203	1,381
Purchases	(1,053)	—
Held-to-maturity securities
Proceeds from maturities	237	225
Advances
Repaid	130,319	136,800
Originated	(107,446)	(131,486)
Mortgage loans held for portfolio
Principal collected	1,329	518
Purchased	(1,253)	(1,012)
Other investing activities, net	(3)	(5)
Net cash provided by (used in) investing activities	27,202	(2,398)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
FINANCING ACTIVITIES
Net change in deposits	542	32
Borrowings from other FHLBanks	—	(500)
Net proceeds from issuance of consolidated obligations
Discount notes	57,433	68,769
Bonds	26,738	37,497
Payments for maturing and retiring consolidated obligations
Discount notes	(65,532)	(74,683)
Bonds	(45,752)	(28,352)
Proceeds from issuance of capital stock	2,621	3,509
Proceeds from issuance of mandatorily redeemable capital stock	18	1
Payments for repurchases/redemptions of capital stock	(3,330)	(3,614)
Payments for repurchases/redemptions of mandatorily redeemable capital stock	(149)	(58)
Partial recovery of prior capital distribution to Financing Corporation	26	—
Cash dividends paid	(112)	(138)
Net cash provided by (used in) financing activities	(27,497)	2,463
Net increase (decrease) in cash and due from banks	(546)	99
Cash and due from banks at beginning of the period	1,029	119
Cash and due from banks at end of the period	$483	$218

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$955	$1,775
Affordable Housing Program payments	14	19
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	38	65
Traded but not yet settled investment security purchases	227	—
Transfers of mortgage loans to other assets	—	1
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	6	5
Initial right-of-use lease asset recognition	—	3
Initial lease liability recognition	—	3

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

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the six months ended June 30, 2020, with the exception of the policies noted below. Descriptions of all significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in the 2019 Form 10-K.

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

Note 2 — Recently Adopted and Issued Accounting Guidance

ADOPTED ACCOUNTING GUIDANCE

Coronavirus Aid, Relief, and Economic Security (CARES) Act Section 4013
On March 27, 2020, the CARES Act was signed into law and provides optional, temporary relief from the accounting and reporting requirements for troubled debt restructurings (TDRs) on certain loan modifications related to the coronavirus pandemic (COVID-19) that are offered by financial institutions. The modifications that would qualify for this relief include any COVID-19 modification involving a conventional mortgage loan that was not more than 30 days past due as of December 31, 2019 and occurs between March 1, 2020 and the earlier of December 31, 2020, or 60 days following the termination of the national emergency declared by the President of the United States.

In the second quarter of 2020, the Bank elected to apply the TDR relief provided by the CARES Act on its conventional mortgage loan portfolio. As such, all COVID-19 modifications meeting the provisions of the CARES Act will be excluded from TDR classification and accounting. COVID-19 modifications that do not meet the provisions of the CARES Act will continue to be assessed for TDR classification.

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

•
Entities to determine the allowance for credit losses for purchased financial assets with a more-than-insignificant amount of purchased credit deterioration since origination that is measured at amortized cost in a similar manner to other financial assets measured at amortized cost. The initial allowance for credit losses is required to be added to the purchase price of the assets acquired.

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

Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14)
On August 28, 2018, the FASB issued amended guidance that modifies the disclosure requirements for defined benefit plans to improve disclosure effectiveness. This guidance becomes effective for the Bank for the annual period ending on December 31, 2020. Early adoption is permitted; however, the Bank does not intend to early adopt this guidance. The adoption of this guidance is not expected to have any effect on the Bank’s financial condition, results of operations, cash flows, or disclosures.

Note 3 — Investments

The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold and makes other investments in debt securities, which are classified as either trading, AFS, or HTM.

INTEREST-BEARING DEPOSITS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND FEDERAL FUNDS SOLD

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a Nationally Recognized Statistical Rating Organization (NRSRO). At June 30, 2020, none of these investments were with counterparties rated below triple-B; however, approximately 25 percent were secured securities purchased under agreements to resell with unrated counterparties. These may differ from any internal ratings of the investments by the Bank.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At June 30, 2020 and December 31, 2019, no allowance for credit losses was recorded for interest-bearing deposits and federal funds sold as all assets were repaid or expected to be repaid according to their contractual terms. Carrying values of interest-bearing deposits and federal funds sold excluded accrued interest receivable of less than $1 million as of June 30, 2020 and December 31, 2019.

Securities purchased under agreements to resell are secured, short-term, and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at June 30, 2020 and December 31, 2019. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of less than $1 million and $2 million as of June 30, 2020 and December 31, 2019.

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

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	June 30, 2020	December 31, 2019
Non-mortgage-backed securities
U.S. Treasury obligations	$4,117	$—
Other U.S. obligations[1]	122	150
GSE and Tennessee Valley Authority obligations	65	60
Other[2]	262	259
Total non-mortgage-backed securities	4,566	469
Mortgage-backed securities
GSE multifamily	389	419
Total fair value	$4,955	$888

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

2	Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

During the three and six months ended June 30, 2020, the Bank sold trading securities and realized net gains of less than $1 million. The Bank did not sell any trading securities during the three and six months ended June 30, 2019. During the three and six months ended June 30, 2020, the Bank recorded net holding gains of $10 million and $36 million on its trading securities compared to net holding gains of $18 million and $28 million for the same periods in 2019.

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	June 30, 2020
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$1,877	$3	$(18)	$1,862
GSE and Tennessee Valley Authority obligations	1,117	6	(7)	1,116
State or local housing agency obligations	738	—	(27)	711
Other[3]	293	5	—	298
Total non-mortgage-backed securities	4,025	14	(52)	3,987
Mortgage-backed securities
U.S. obligations single-family[2]	3,809	14	(3)	3,820
GSE single-family	563	5	—	568
GSE multifamily	8,625	20	(54)	8,591
Total mortgage-backed securities	12,997	39	(57)	12,979
Total	$17,022	$53	$(109)	$16,966

	December 31, 2019
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$2,122	$6	$(1)	$2,127
GSE and Tennessee Valley Authority obligations	1,034	26	—	1,060
State or local housing agency obligations	761	—	(5)	756
Other[3]	276	9	—	285
Total non-mortgage-backed securities	4,193	41	(6)	4,228
Mortgage-backed securities
U.S. obligations single-family[2]	4,044	17	(2)	4,059
GSE single-family	646	4	(1)	649
GSE multifamily	7,720	13	(18)	7,715
Total mortgage-backed securities	12,410	34	(21)	12,423
Total	$16,603	$75	$(27)	$16,651

1
Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $33 million and $42 million at June 30, 2020 and December 31, 2019.

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

	June 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$915	$(8)	$792	$(10)	$1,707	$(18)
GSE and Tennessee Valley Authority obligations	334	(7)	—	—	334	(7)
State or local housing agency obligations	336	(22)	298	(5)	634	(27)
Total non-mortgage-backed securities	1,585	(37)	1,090	(15)	2,675	(52)
Mortgage-backed securities
U.S. obligations single-family[1]	328	—	677	(3)	1,005	(3)
GSE single-family	15	—	94	—	109	—
GSE multifamily	3,686	(28)	3,081	(26)	6,767	(54)
Total mortgage-backed securities	4,029	(28)	3,852	(29)	7,881	(57)
Total	$5,614	$(65)	$4,942	$(44)	$10,556	$(109)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$196	$—	$706	$(1)	$902	$(1)
State or local housing agency obligations	57	—	344	(5)	401	(5)
Total non-mortgage-backed securities	253	—	1,050	(6)	1,303	(6)
Mortgage-backed securities
U.S. obligations single-family[1]	169	—	564	(2)	733	(2)
GSE single-family	133	—	104	(1)	237	(1)
GSE multifamily	2,001	(8)	2,766	(10)	4,767	(18)
Total mortgage-backed securities	2,303	(8)	3,434	(13)	5,737	(21)
Total	$2,556	$(8)	$4,484	$(19)	$7,040	$(27)

1	Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	June 30, 2020		December 31, 2019
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$87	$87	$92	$92
Due after one year through five years	2,113	2,109	2,099	2,110
Due after five years through ten years	1,052	1,038	1,294	1,302
Due after ten years	773	753	708	724
Total non-mortgage-backed securities	4,025	3,987	4,193	4,228
Mortgage-backed securities	12,997	12,979	12,410	12,423
Total	$17,022	$16,966	$16,603	$16,651

Net Gains (Losses) from Sale of AFS Securities

During the three and six months ended June 30, 2020 and 2019, the Bank did not sell any AFS securities.

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	June 30, 2020
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$382	$102	$—	$484
State or local housing agency obligations	211	2	(1)	212
Total non-mortgage-backed securities	593	104	(1)	696
Mortgage-backed securities
U.S. obligations single-family[2]	4	—	—	4
U.S. obligations commercial[2]	1	—	—	1
GSE single-family	1,523	8	(4)	1,527
Private-label	7	—	(1)	6
Total mortgage-backed securities	1,535	8	(5)	1,538
Total	$2,128	$112	$(6)	$2,234

	December 31, 2019
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$384	$72	$—	$456
State or local housing agency obligations	221	1	(1)	221
Total non-mortgage-backed securities	605	73	(1)	677
Mortgage-backed securities
U.S. obligations single-family[2]	5	—	—	5
U.S. obligations commercial[2]	1	—	—	1
GSE single-family	1,752	4	(7)	1,749
Private-label	7	—	—	7
Total mortgage-backed securities	1,765	4	(7)	1,762
Total	$2,370	$77	$(8)	$2,439

1
Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $6 million and $7 million as of June 30, 2020 and December 31, 2019.

2	Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	June 30, 2020		December 31, 2019
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after five years through ten years	$438	$493	$412	$446
Due after ten years	155	203	193	231
Total non-mortgage-backed securities	593	696	605	677
Mortgage-backed securities	1,535	1,538	1,765	1,762
Total	$2,128	$2,234	$2,370	$2,439

Net Gains (Losses) from Sale of HTM Securities

During the three and six months ended June 30, 2020 and 2019, the Bank did not sell any HTM securities.

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

AFS and HTM Securities (Excluding Private-label MBS)

The Bank’s AFS and HTM securities may include, but are not limited to, certificates of deposit, commercial paper, U.S. obligations, GSE and Tennessee Valley Authority (TVA) obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. The Bank only purchases securities considered investment quality. Excluding private-label MBS, at June 30, 2020, all of the Bank’s AFS securities and HTM securities, based on amortized cost, were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At June 30, 2020, certain AFS securities held by the Bank were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the Bank has not experienced any payment defaults on the instruments. In addition, substantially all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these AFS securities at June 30, 2020.

The Bank evaluates its HTM securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of June 30, 2020, the Bank had no allowance for credit losses recorded on its HTM securities because the securities: (i) were all highly-rated, (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of U.S. obligations and GSE and TVA obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Private-label MBS

The Bank holds investments in private-label MBS classified as HTM. As of June 30, 2020, these investments represented less than one percent of the Bank’s HTM portfolio and approximately 70 percent of these securities, based on amortized cost, were rated single-A, or above, by an NRSRO. As of June 30, 2020, the Bank had no allowance for credit losses recorded on its private-label MBS because the securities (i) were highly-rated and/or (ii) had not experienced, nor did the Bank expect, any payment default on the instruments.

Note 4 — Advances

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	June 30, 2020		December 31, 2019
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$1	1.40%	$1	2.73%
Due in one year or less	17,051	1.04	35,432	1.97
Due after one year through two years	14,502	1.52	21,959	2.23
Due after two years through three years	9,945	1.64	8,693	2.33
Due after three years through four years	5,928	1.97	5,109	2.51
Due after four years through five years	6,401	1.52	5,978	2.17
Thereafter	3,484	2.29	3,013	2.72
Total par value	57,312	1.49%	80,185	2.16%
Premiums	22		25
Discounts	(4)		(6)
Fair value hedging adjustments	612		156
Total	$57,942		$80,360

1	Excludes accrued interest receivable of $34 million and $91 million as of June 30, 2020 and December 31, 2019.

The following table summarizes advances by year of redemption term or next call date for callable advances, and by year of redemption term or next put date for putable advances (dollars in millions):

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Overdrawn demand deposit accounts	$1	$1	$1	$1
Due in one year or less	27,039	53,156	18,092	36,278
Due after one year through two years	12,875	11,967	14,486	22,101
Due after two years through three years	6,035	5,427	9,980	8,730
Due after three years through four years	4,009	3,802	5,504	5,004
Due after four years through five years	4,041	3,461	5,776	5,069
Thereafter	3,312	2,371	3,473	3,002
Total par value	$57,312	$80,185	$57,312	$80,185

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At June 30, 2020 and December 31, 2019, the Bank had callable advances outstanding totaling $11.2 billion and $25.5 billion.

The Bank holds certain putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on the predetermined exercise dates. Generally, these put options are exercised when interest rates increase relative to contractual rates. At both June 30, 2020 and December 31, 2019, the Bank had putable advances outstanding totaling $1.4 billion.

PREPAYMENT FEES

The Bank generally charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. For certain advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of the hedged item fair value hedging adjustments in advance income on the Statements of Income. During the three and six months ended June 30, 2020, the Bank recorded prepayment fees on advances, net of $10 million and $13 million compared to $1 million for both periods in 2019.

ADVANCE CONCENTRATIONS

The Bank’s advances are concentrated in commercial banks, savings institutions, and insurance companies. At June 30, 2020, the Bank did not have any members who individually held 10 percent or more of the Bank’s advances. At December 31, 2019, the Bank had outstanding advances of $25.5 billion to Wells Fargo Bank, N.A. who individually held 10 percent or more of the Bank’s advances, which represented 32 percent of the total principal amount of outstanding advances.

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

The Bank is required by regulation to obtain sufficient collateral to fully secure its advances. The estimated value of the collateral required to secure each borrower’s advances is calculated by applying collateral discounts, or haircuts, to the unpaid principal balance or market value, as applicable, of the collateral. The Bank also has policies and procedures for validating the reasonableness of the Bank’s collateral valuations. In addition, collateral verifications and on-site reviews are performed by the Bank based on the risk profile of the borrower. Management believes that these policies effectively manage the Bank’s credit risk from advances.

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

•
other real estate-related collateral acceptable to the Bank, such as second lien mortgages, home equity lines of credit, tax-exempt municipal securities, and commercial real estate mortgages, provided such collateral has a readily ascertainable value and the Bank can perfect a security interest in it.

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its advances. At June 30, 2020 and December 31, 2019, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, as applicable, in excess of its outstanding advances.

As a result of recent stressed market conditions stemming from COVID-19, the Bank is taking additional steps to monitor its credit risk on advances. These steps include increased frequency of collateral valuation and identifying, analyzing, and monitoring borrowers with higher risk profiles.

At June 30, 2020 and December 31, 2019, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. In addition, there were no TDRs related to advances during the six months ended June 30, 2020 and 2019.

The Bank has never experienced a credit loss on its advances. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on its advances as of June 30, 2020. For the same reasons, the Bank did not record any allowance for credit losses for its advances at December 31, 2019.

Note 5 — Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio includes conventional mortgage loans and government-guaranteed or -insured mortgage loans obtained through the Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago) and the Mortgage Purchase Program (MPP). The MPF program, which represented 98 percent of the Bank’s mortgage loans held for portfolio at both June 30, 2020 and December 31, 2019, involves investment by the Bank in single-family mortgage loans held for portfolio that are either purchased from participating financial institutions (PFIs) or funded by the Bank through PFIs. MPF loans may also be acquired through participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank’s MPF PFIs generally originate, service, and credit enhance mortgage loans that are sold to the Bank. MPF PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the MPF PFI to a designated mortgage service provider.

Under the MPP, the Bank acquired single-family mortgage loans that were purchased directly from MPP PFIs. Similar to the MPF program, MPP PFIs generally originated, serviced, and credit enhanced the mortgage loans sold to the Bank. The MPP program represented two percent of the Bank’s mortgage loans held for portfolio at both June 30, 2020 and December 31, 2019. The Bank does not currently purchase mortgage loans under this program. All loans in this portfolio were originated prior to 2006.

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	June 30, 2020	December 31, 2019
Fixed rate, long-term single-family mortgage loans	$7,938	$8,192
Fixed rate, medium-term[1] single-family mortgage loans	1,178	1,016
Total unpaid principal balance	9,116	9,208
Premiums	122	125
Discounts	(4)	(4)
Basis adjustments from mortgage loan purchase commitments	13	6
Total mortgage loans held for portfolio[2]	9,247	9,335
Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$9,246	$9,334

1	Medium-term is defined as a term of 15 years or less.

2	Excludes accrued interest receivable of $47 million and $48 million as of June 30, 2020 and December 31, 2019.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	June 30, 2020	December 31, 2019
Conventional mortgage loans	$8,617	$8,712
Government-insured mortgage loans	499	496
Total unpaid principal balance	$9,116	$9,208

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

The following tables present the payment status for MPF and MPP conventional mortgage loans (dollars in millions):

	June 30, 2020
	Origination Year
	Prior to 2016	2016 to 2020	Total
Past due 30 - 59 days	$42	$44	$86
Past due 60 - 89 days	37	34	71
Past due 90 - 179 days	12	3	15
Past due 180 days or more	8	1	9
Total past due mortgage loans	99	82	181
Total current mortgage loans	2,451	6,106	8,557
Total amortized cost of mortgage loans[1]	$2,550	$6,188	$8,738

December 31, 2019
Past due 30 - 59 days	$57
Past due 60 - 89 days	14
Past due 90 - 179 days	10
Past due 180 days or more	10
Total past due mortgage loans	91
Total current mortgage loans	8,783
Total recorded investment of mortgage loans[1]	$8,874

1
Amortized cost represents the unpaid principal balance adjusted for unamortized premiums, discounts, basis adjustments, and direct write-downs. Recorded investment at December 31, 2019 includes accrued interest receivable whereas the amortized cost at June 30, 2020 excludes accrued interest receivable.

Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for TDRs for certain loan modifications related to COVID-19. The modifications that would qualify for this relief include any COVID-19 modification involving a conventional mortgage loan, including a forbearance arrangement, an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest. To be eligible under the CARES Act, the conventional loan must be not more than 30 days past due as of December 31, 2019 and the modification must occur between March 1, 2020 and the earlier of December 31, 2020, or 60 days following the termination of the national emergency declared by the President of the United States.

In the second quarter of 2020, the Bank elected to apply the TDR relief provided by the CARES Act on its conventional mortgage loan portfolio. As such, all COVID-19 modifications meeting the provisions of the CARES Act will be excluded from TDR classification and accounting. The Bank had none of these modifications outstanding as of June 30, 2020. COVID-19 modifications that do not meet the provisions of the CARES Act will continue to be assessed for TDR classification.

The Bank’s servicers may grant a forbearance period to borrowers who have requested forbearance based on COVID-19 related difficulties regardless of the status of the loan at the time of the request. The Bank continues to apply its accounting policy for past due loans and charge-offs to loans during the forbearance period. The accrual status for loans under forbearance will be driven by the past due status of the loan as the legal terms of the contractual arrangement have not been modified.

As of June 30, 2020, there was approximately $119 million in unpaid principal balance (UPB) of conventional loans in a forbearance plan as a result of COVID-19. Of this amount, $7 million of these loans had a current payment status, $43 million were 30 to 59 days past due, $59 million were 60 to 89 days past due, and $10 million were greater than 90 days past due and in nonaccrual status. These conventional loans in forbearance represent one percent of the Bank’s mortgage loans held for portfolio at June 30, 2020.

The following tables present other delinquency statistics for MPF and MPP mortgage loans (dollars in millions):

	June 30, 2020
Amortized Cost	Conventional	Government-Insured	Total
In process of foreclosure[1]	$6	$2	$8
Serious delinquency rate[2]	—%	1%	—%
Past due 90 days or more and still accruing interest[3]	$—	$7	$7
Non-accrual mortgage loans[4]	$34	$—	$34

	December 31, 2019
Recorded Investment	Conventional	Government- Insured	Total
In process of foreclosure[1]	$5	$1	$6
Serious delinquency rate[2]	—%	1%	—%
Past due 90 days or more and still accruing interest[3]	$—	$7	$7
Non-accrual mortgage loans[4]	$31	$—	$31

1	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.

2	Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total mortgage loans.

3	Represents government-insured mortgage loans that are 90 days or more past due.

4
Represents conventional mortgage loans that are 90 days or more past due or TDRs. As of June 30, 2020, none of these conventional mortgage loans on non-accrual status had an associated allowance for expected credit losses.

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

For collectively evaluated loans, the Bank uses a projected cash flow model to estimate expected credit losses over the life of the loans. This model relies on a number of inputs, such as current and projected property values and interest rates, as well as historical borrower behavior experience. For MPF loans, the Bank also incorporates associated credit enhancements when determining its estimate of expected credit losses. In limited instances, the Bank may incorporate a management adjustment in the allowance for credit losses for conventional mortgage loans due to changes in economic and business conditions or other factors that may not be fully captured in its model.

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

At both June 30, 2020 and December 31, 2019, the Bank’s allowance for credit losses on conventional mortgage loans totaled $1 million. As a result of adopting Measurement of Credit Losses on Financial Instruments (ASU 2016-13), the Bank recorded a $1 million decrease in its allowance for credit losses through a cumulative effect adjustment to retained earnings on January 1, 2020. This decrease was attributable to recoveries on conventional mortgage loans that were previously written down and have had their collateral values subsequently improve, partially offset by the incorporation of lifetime credit losses on its mortgage loan portfolio.

During the six months ended June 30, 2020, the Bank’s cash flow model for collectively evaluated loans projected a slight decrease in expected credit losses due to an updated calibration of model assumptions, optimistic mortgage rate forecast, and changes in regional home price appreciation (HPA). However, rapidly changing economic and business conditions in the first half of 2020 in response to COVID-19 and the potential forthcoming impact on the Bank’s portfolio indicated that a reduction in expected credit losses was not warranted or prudent. As such, the Bank incorporated a management adjustment in its allowance for credit losses that was informed by multiple benchmark modeling scenarios that captured the projected effects of the global pandemic, including fiscal and monetary policy actions, updated mortgage rate and housing price forecasts, and significant increases in unemployment. Expected recoveries of prior charge-offs remained stable during the six months ended June 30, 2020.

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

The Bank has never experienced a credit loss on its government-insured mortgage loans. As of June 30, 2020, the Bank assessed its servicers and determined there was no expectation that a servicer would fail to remit payments due until paid in full. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at June 30, 2020 and December 31, 2019. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	June 30, 2020			December 31, 2019
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$36,215	$42	$365	$37,684	$31	$159
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	1,793	14	86	1,038	8	43
Forward settlement agreements (TBAs)	136	—	1	122	—	—
Mortgage loan purchase commitments	143	—	—	127	—	—
Total derivatives not designated as hedging instruments	2,072	14	87	1,287	8	43
Total derivatives before netting and collateral adjustments	$38,287	56	452	$38,971	39	202
Netting adjustments and cash collateral[1]		202	(451)		63	(201)
Total derivative assets and derivative liabilities		$258	$1		$102	$1

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. At June 30, 2020 and December 31, 2019, cash collateral posted by the Bank and related accrued interest was $653 million and $264 million. A both June 30, 2020 and December 31, 2019, the Bank did not hold any cash collateral or related accrued interest from clearing agents or counterparties.

The following tables summarize the income effect from fair value hedging relationships recorded in net interest income as well as total income (expense) by product recorded on the Statements of Income (dollars in millions):

	For the Three Months Ended June 30, 2020
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$231	$62	$(223)
Net interest income effect from fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(66)	$(34)	$24
Hedged items[3]	33	13	6
Total net interest income effect from fair value hedging relationships	$(33)	$(21)	$30

	For the Three Months Ended June 30, 2019
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$713	$133	$(636)
Net interest income effect from fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(162)	$(146)	$129
Hedged items[3]	181	145	(188)
Total net interest income effect from fair value hedging relationships	$19	$(1)	$(59)

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

The following tables summarize the income effect from fair value hedging relationships recorded in net interest income as well as total income (expense) by product recorded on the Statements of Income (dollars in millions):

	For the Six Months Ended June 30, 2020
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$630	$137	$(633)
Net interest income effect from fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(501)	$(350)	$261
Hedged items[3]	456	303	(227)
Total net interest income effect from fair value hedging relationships	$(45)	$(47)	$34

	For the Six Months Ended June 30, 2019
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,428	$276	$(1,231)
Net interest income effect from fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(240)	$(227)	$196
Hedged items[3]	284	231	(323)
Total net interest income effect from fair value hedging relationships	$44	$4	$(127)

1
Amounts shown to give context to the disclosure and include total interest income (expense) of the products indicated, including coupon, prepayment fees, amortization, and derivative net interest settlements. Interest income (expense) amounts also include gains and losses on derivatives and hedged items in fair value hedging relationships.

2	Includes changes in fair value, net interest settlements on derivatives, and amortization of the financing element of off-market derivatives.

3     Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	June 30, 2020
Line Item on Statements of Condition	Amortized Cost of Hedged Asset/ Liability[1]	Changes in Fair Value for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments
Advances	$18,683	$590	$22	$612
Available-for-sale securities	7,500	470	—	470
Consolidated obligation bonds	14,005	241	(13)	228

	December 31, 2019
Line Item on Statements of Condition	Amortized Cost of Hedged Asset/ Liability[1]	Changes in Fair Value for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments
Advances	$14,806	$146	$10	$156
Available-for-sale securities	6,221	167	—	167
Consolidated obligation bonds	20,256	16	(15)	1

1    Includes the portion of amortized cost representing the hedged items in fair value hedging relationships.

The following table summarizes the components of “Net gains (losses) on derivatives and hedging activities” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$(1)	$(21)	$(46)	$(33)
Forward settlement agreements (TBAs)	(2)	(3)	(10)	(4)
Mortgage loan purchase commitments	1	3	8	4
Net interest settlements	(3)	—	(5)	—
Net gains (losses) on derivatives and hedging activities	$(5)	$(21)	$(53)	$(33)

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at June 30, 2020 was $1 million, for which the Bank was not required to post collateral in the normal course of business. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would not have been required to deliver additional collateral to its uncleared derivative counterparties at June 30, 2020.

For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Bank utilizes one Clearinghouse, CME Clearing for all cleared derivative transactions. CME Clearing notifies the clearing agent of the required initial margin and daily variation margin requirements, and the clearing agent in turn notifies the Bank.

The Clearinghouse determines initial margin requirements which are considered cash collateral. Generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at June 30, 2020. Variation margin requirements with CME Clearing are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	June 30, 2020
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$49	$(45)	$—	$4
Cleared derivatives	7	247	—	254
Total	$56	$202	$—	$258
Derivative Liabilities
Uncleared derivatives	$451	$(450)	$—	$1
Cleared derivatives	1	(1)	—	—
Total	$452	$(451)	$—	$1

	December 31, 2019
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$34	$(28)	$—	$6
Cleared derivatives	5	91	—	96
Total	$39	$63	$—	$102
Derivative Liabilities
Uncleared derivatives	$199	$(198)	$—	$1
Cleared derivatives	3	(3)	—	—
Total	$202	$(201)	$—	$1

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

Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At June 30, 2020 and December 31, 2019, the total par value of outstanding consolidated obligations of the FHLBanks was $915.8 billion and $1,025.9 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	June 30, 2020		December 31, 2019
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$21,371	0.24%	$29,592	1.65%
Discounts and concessions[1]	(7)		(61)
Total	$21,364		$29,531

1	Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	June 30, 2020		December 31, 2019
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$44,155	0.52%	$58,106	1.81%
Due after one year through two years	13,245	1.82	16,997	1.91
Due after two years through three years	3,732	2.26	3,907	2.35
Due after three years through four years	2,376	2.84	3,083	2.53
Due after four years through five years	3,039	2.82	3,503	3.03
Thereafter	5,774	2.70	5,777	3.00
Total par value	72,321	1.20%	91,373	1.99%
Premiums	231		217
Discounts and concessions[1]	(32)		(38)
Fair value hedging adjustments	228		1
Total	$72,748		$91,553

1	Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	June 30, 2020	December 31, 2019
Non-callable or non-putable	$69,048	$87,246
Callable	3,273	4,127
Total par value	$72,321	$91,373

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

Year of Contractual Maturity or Next Call Date	June 30, 2020	December 31, 2019
Due in one year or less	$46,023	$60,639
Due after one year through two years	14,088	17,643
Due after two years through three years	4,169	4,410
Due after three years through four years	2,376	2,788
Due after four years through five years	2,991	3,376
Thereafter	2,674	2,517
Total par value	$72,321	$91,373

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

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days’ written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At June 30, 2020 and December 31, 2019, the Bank’s excess capital stock outstanding was less than $1 million.

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

At June 30, 2020 and December 31, 2019, the Bank’s mandatorily redeemable capital stock totaled $81 million and $206 million. During the three and six months ended June 30, 2020, interest expense on mandatorily redeemable capital stock was $1 million and $4 million. Interest expense on mandatorily redeemable capital stock was $4 million and $7 million for the three and six months ended June 30, 2019.

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

The following tables summarize changes in mandatorily redeemable capital stock (dollars in millions):

	For the Three Months Ended June 30,
	2020	2019
Balance, beginning of period	$96	$237
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	—	3
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(15)	(37)
Balance, end of period	$81	$203

	For the Six Months Ended June 30,
	2020	2019
Balance, beginning of period	$206	$255
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	6	5
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(131)	(57)
Balance, end of period	$81	$203

The following table summarizes the Bank’s mandatorily redeemable capital stock by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	June 30, 2020	December 31, 2019
Due in one year or less	$1	$—
Due after one year through two years	10	1
Due after two years through three years	3	11
Due after three years through four years	1	5
Thereafter[2]	53	175
Past contractual redemption date due to outstanding activity with the Bank	13	14
Total	$81	$206

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

RESTRICTED RETAINED EARNINGS

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends. At June 30, 2020 and December 31, 2019, the Bank’s restricted retained earnings account totaled $539 million and $504 million.

PARTIAL RECOVERY OF PRIOR CAPITAL DISTRIBUTION TO FINANCING CORPORATION

The Competitive Equality Banking Act of 1987 was enacted in August 1987, which, among other things, provided for the recapitalization of the Federal Savings and Loan Insurance Corporation through a newly-chartered entity, the Financing Corporation (FICO). The capitalization of FICO was provided by capital distributions from the FHLBanks to FICO in exchange for FICO nonvoting capital stock. Capital distributions were made by the FHLBanks in 1987, 1988, and 1989 that aggregated to $680 million. Upon passage of Financial Institutions Reform, Recovery and Enforcement Act of 1989, the FHLBanks’ previous investment in capital stock of FICO was determined to be non-redeemable and the FHLBanks charged-off their prior capital distributions to FICO directly against retained earnings.

In connection with the dissolution of FICO in July 2020, FICO determined that excess funds aggregating to $200 million were available for distribution to its stockholders, the FHLBanks, and FICO distributed these funds to the FHLBanks in June 2020. Specifically, the Bank’s partial recovery of prior capital distribution approximated $26 million, which was determined based on its share of the $680 million originally contributed. The FHLBanks treated the receipt of these funds as a return of the FHLBanks’ investment in FICO capital stock, and therefore as a partial recovery of the prior capital distributions made by the FHLBanks to FICO. These funds have been credited to unrestricted retained earnings.

ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes changes in AOCI (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 3)	Pension and postretirement benefits	Total AOCI
Balance, March 31, 2019	$88	$(3)	$85
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(32)	—	(32)
Net current period other comprehensive income (loss)	(32)	—	(32)
Balance, June 30, 2019	$56	$(3)	$53

Balance, March 31, 2020	$(116)	$(3)	$(119)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	60	—	60
Amortization - pension and postretirement	—	(1)	(1)
Net current period other comprehensive income (loss)	60	(1)	59
Balance, June 30, 2020	$(56)	$(4)	$(60)

Balance, December 31, 2018	$87	$(3)	$84
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(31)	—	(31)
Net current period other comprehensive income (loss)	(31)	—	(31)
Balance, June 30, 2019	$56	$(3)	$53

Balance, December 31, 2019	$48	$(4)	$44
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(104)	—	(104)
Net current period other comprehensive income (loss)	(104)	—	(104)
Balance, June 30, 2020	$(56)	$(4)	$(60)

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

•
Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at June 30, 2020 and December 31, 2019.

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

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	June 30, 2020		December 31, 2019
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$674	$6,139	$1,138	$6,888
Regulatory capital	$4,099	$6,139	$5,184	$6,888
Leverage capital	$5,124	$9,209	$6,480	$10,332
Capital-to-assets ratio	4.00%	5.99%	4.00%	5.31%
Capital stock-to-assets ratio	2.00%	3.71%	N/A1	N/A1
Leverage ratio	5.00%	8.99%	5.00%	7.97%

1	The Capital Stock AB became effective in February 2020.

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. The Bank had no transfers of assets or liabilities between fair value levels during the six months ended June 30, 2020 and 2019.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments at June 30, 2020 (dollars in millions). The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio on a non-recurring basis. The Bank records all other financial assets and liabilities at amortized cost. The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$483	$483	$—	$—	$—	$483
Interest-bearing deposits	1	—	1	—	—	1
Securities purchased under agreements to resell	3,300	—	3,300	—	—	3,300
Federal funds sold	6,965	—	6,965	—	—	6,965
Trading securities	4,955	—	4,955	—	—	4,955
Available-for-sale securities	16,966	—	16,966	—	—	16,966
Held-to-maturity securities	2,128	—	2,228	6	—	2,234
Advances	57,942	—	58,565	—	—	58,565
Mortgage loans held for portfolio, net	9,246	—	9,527	48	—	9,575
Accrued interest receivable	128	—	128	—	—	128
Derivative assets, net	258	—	56	—	202	258
Other assets	33	33	—	—	—	33
Liabilities
Deposits	(1,654)	—	(1,654)	—	—	(1,654)
Consolidated obligations
Discount notes	(21,364)	—	(21,365)	—	—	(21,365)
Bonds	(72,748)	—	(73,884)	—	—	(73,884)
Total consolidated obligations	(94,112)	—	(95,249)	—	—	(95,249)
Mandatorily redeemable capital stock	(81)	(81)	—	—	—	(81)
Accrued interest payable	(173)	—	(173)	—	—	(173)
Derivative liabilities, net	(1)	—	(452)	—	451	(1)

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

As of June 30, 2020 and December 31, 2019, multiple prices were received for the majority of the Bank’s trading and AFS investment securities. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition at June 30, 2020 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S. Treasury obligations	$—	$4,117	$—	$—	$4,117
Other U.S. obligations	—	122	—	—	122
GSE and Tennessee Valley Authority obligations	—	65	—	—	65
Other non-MBS	—	262	—	—	262
GSE multifamily MBS	—	389	—	—	389
Total trading securities	—	4,955	—	—	4,955
Available-for-sale securities
Other U.S. obligations	—	1,862	—	—	1,862
GSE and Tennessee Valley Authority obligations	—	1,116	—	—	1,116
State or local housing agency obligations	—	711	—	—	711
Other non-MBS	—	298	—	—	298
U.S. obligations single-family MBS	—	3,820	—	—	3,820
GSE single-family MBS	—	568	—	—	568
GSE multifamily MBS	—	8,591	—	—	8,591
Total available-for-sale securities	—	16,966	—	—	16,966
Derivative assets, net
Interest-rate related	—	56	—	202	258
Other assets	33	—	—	—	33
Total recurring assets at fair value	$33	$21,977	$—	$202	$22,212
Liabilities
Derivative liabilities, net
Interest-rate related	—	(451)	—	451	—
Forward settlement agreements (TBAs)	—	(1)	—	—	(1)
Total derivative liabilities, net	—	(452)	—	451	(1)
Total recurring liabilities at fair value	$—	$(452)	$—	$451	$(1)

1
Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value in the Statements of Condition at December 31, 2019 (dollars in millions):

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

FAIR VALUE ON A NON-RECURRING BASIS

The Bank measures certain impaired mortgage loans held for portfolio at level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. At June 30, 2020 and December 31, 2019, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $1 million and $2 million. These fair values were as of the date the fair value adjustment was recorded during the six months ended June 30, 2020 and year-ended December 31, 2019.

Note 10 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At June 30, 2020 and December 31, 2019, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $822.1 billion and $904.9 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	June 30, 2020			December 31, 2019
	Expire within one year	Expire after one year	Total[1]	Total
Standby letters of credit[2]	$10,513	$102	$10,615	$10,193
Standby bond purchase agreements	291	518	809	819
Commitments to purchase mortgage loans	143	—	143	127
Commitments to issue bonds	30	—	30	—
Commitments to issue discount notes	250	—	250	—
Commitments to fund advances	620	—	620	527

1	The Bank has deemed it unnecessary to record any liability for credit losses on these agreements.

2	Excludes commitments to issue standby letters of credit of $25 million and $34 million at June 30, 2020 and December 31, 2019.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The original terms of standby letters of credit outstanding at June 30, 2020, range from less than one month to 13 years, currently no later than 2025. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” on the Statements of Condition and amounted to $2 million at June 30, 2020 and December 31, 2019.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. At June 30, 2020, the Bank had standby bond purchase agreements with seven housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2025. During both the six months ended June 30, 2020 and 2019, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at June 30, 2020 and December 31, 2019 is reported in “Note 6 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Commitments to Issue Bonds. The Bank enters into commitments to issue consolidated obligation bonds in the normal course of its business. At June 30, 2020, the Bank had commitments to issue $30 million of consolidated obligation bonds. At December 31, 2019, the Bank had no commitments to issue consolidated obligation bonds.

Commitments to Issue Discount Notes. The Bank enters into commitments to issue consolidated obligation discount notes in the normal course of its business. At June 30, 2020, the Bank had commitments to issue $250 million of consolidated obligation discount notes. At December 31, 2019, the Bank had no commitments to issue consolidated obligation discount notes.

Commitments to Fund Advances. The Bank enters into commitments to fund additional advances up to 24 months in the future. At June 30, 2020 and December 31, 2019, the Bank had commitments to fund advances of $620 million and $527 million.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a memorandum account called the first loss account (FLA). For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $148 million and $138 million at June 30, 2020 and December 31, 2019.
Legal Proceedings. As a result of the merger with the Federal Home Loan Bank of Seattle (Seattle Bank), the Bank has been involved in a number of legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairment of certain private-label MBS. Of the 11 cases initially filed, nine have been settled and one has been dismissed in part and settled in part. For the one remaining case pending in the Superior Court, the aggregate consideration paid for the related security is $200 million and trial is scheduled for October 19, 2020.
The Bank records legal expenses related to litigation settlements as incurred in other expenses on the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement.  During the six months ended June 30, 2020, the Bank recognized $56 million in net gains on litigation settlements through other income (loss), due to the settlement of one of the Bank’s private-label MBS claims. During the three months ended June 30, 2020 and the three and six months ended June 30, 2019, the Bank did not recognize net gains on litigation settlements.

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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	June 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Advances	$2,084	4	$3,337	4
Mortgage loans	194	2	208	2
Deposits	44	3	27	2
Capital stock	133	3	182	4

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At June 30, 2020, the Bank did not have any stockholders owning 10 percent or more of its total capital stock outstanding. At December 31, 2019, the Bank had the following business concentrations with stockholders (dollars in millions):

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

2
Represents interest income earned on advances during the year ended December 31, 2019. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

3	Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

Note 12 — Activities with Other FHLBanks

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the six months ended June 30, 2020 and 2019 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2020
Boston	$—	$250	$(250)	$—

2019
Atlanta	$—	$565	$(565)	$—
Topeka	—	150	(150)	—
	$—	$715	$(715)	$—

During the six months ended June 30, 2020, the Bank did not borrow funds from other FHLBanks. The following table summarizes borrowing activity from other FHLBanks during the six months ended June 30, 2019 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2019
Atlanta	$500	$—	$(500)	$—

At June 30, 2020 and 2019, none of the previous transactions were outstanding on the Bank’s Statements of Condition. The interest income and expense related to this activity were immaterial.

Note 13 — Subsequent Events

Subsequent events have been evaluated from July 1, 2020, through the time of the Form 10-Q filing with the Securities and Exchange Commission. No material subsequent events requiring disclosure were identified.

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

EXECUTIVE OVERVIEW

Our Bank is a member-owned cooperative serving shareholder members in our district. Our mission is to be a reliable provider of funding, liquidity, and services for our members so that they can meet the housing, business, and economic development needs of the communities they serve. Our operating model balances the trade-off between attractively priced products, reasonable returns on capital stock, maintaining an adequate level of capital to meet regulatory capital requirements, and maintaining adequate retained earnings to preserve the par value of member-owned capital stock. Our members include commercial banks, savings institutions, credit unions, insurance companies, and community development financial institutions (CDFIs).

COVID-19
The effects of COVID-19 and the response to the virus have negatively impacted financial markets and overall economic conditions. In keeping with our mission to be a reliable provider of liquidity in all economic environments, we remain dedicated to meeting the needs of members through these challenging and unusual times. We have implemented certain relief measures to help members serve customers affected by COVID-19, such as accommodating forbearance and modifications to pledged loan collateral, allowing electronic signatures on loan documentation in specific circumstances, and adding payment deferment as another viable post-forbearance repayment option for participating financial institution (PFI) servicers to assist impacted borrowers.
We have also temporarily expanded our Community Investment Advance (CIA) product to accept loans from Paycheck Protection Program (PPP)-eligible entities who did not previously qualify as a small business for CIA purposes. In addition, we have made collateral policy changes and clarifications including accepting PPP loans guaranteed by the Small Business Administration (SBA) as eligible collateral.
We are focused on both the health and safety of our employees. As such, a limited number of essential employees continue to work in our offices, while the remaining employees continue to work remotely. We have not experienced and do not expect to experience any impairment of our ability to meet the needs of members.
The effects of COVID-19 are rapidly evolving, and the full impact and duration of the virus are unknown. As a result of the recent market volatility, our financial performance will be adversely impacted. The extent of the impact to our future performance will depend upon how long the current conditions persist. For additional information, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Conditions in the Financial Markets — Economy and Financial Markets” and “Item 1A. Risk Factors.”
Financial Results
For the three and six months ended June 30, 2020, we reported net income of $85 million and $177 million compared to $96 million and $208 million for the same periods in 2019. The decline in our net income for the three and six months ended June 30, 2020, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was primarily driven by a decrease in net interest income, partially offset by an increase in other income.

Net interest income totaled $119 million and $228 million for the three and six months ended June 30, 2020 compared to $147 million and $306 million for the same periods last year. Our net interest income during the three and six months ended June 30, 2020 was primarily impacted by lower average advance volumes and the lower interest rate environment. The declines in net interest income were partially offset by higher asset liability spreads, driven by higher advance prepayment fee income of $9 million and $12 million during the three and six months ended June 30, 2020 compared to the same periods in 2019. In addition, net gains on our fair value hedge relationships increased $12 million during the three months ended June 30, 2020 compared to the same period in 2019, driven primarily by market volatility caused by COVID-19. Our net interest margin was 0.43 percent and 0.39 percent during the three and six months ended June 30, 2020 compared to 0.40 percent and 0.42 percent for the same periods in 2019.

We recorded net gains of $15 million and $51 million in other income (loss) for the three and six months ended June 30, 2020 compared to net gains of $3 million and $8 million for the same periods last year. During the six months ended June 30, 2020, other income (loss) was primarily impacted by net gains on litigation settlements of $56 million as a result of a settlement with a defendant in our private-label MBS litigation. We did not record any litigation settlements during the three months ended June 30, 2020 and three and six months ended June 30, 2019. Other factors impacting other income (loss) included net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities, as described below.

During the three and six months ended June 30, 2020, we recorded net losses of $5 million and $53 million on our derivatives and hedging activities through other income (loss) compared to net losses of $21 million and $33 million during the same periods in 2019. The fair value changes were primarily driven by changes in interest rates which impacted the fair value of interest rate swaps used to economically hedge our investment securities portfolio. The changes in interest rates were primarily driven by market volatility caused by COVID-19.

During the three and six months ended June 30, 2020, we recorded net gains on trading securities of $10 million and $36 million compared to net gains of $18 million and $28 million during the same periods in 2019. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities which stemmed from market volatility caused by COVID-19.

Our total assets decreased to $102.5 billion at June 30, 2020, from $129.6 billion at December 31, 2019, driven by a decrease in advances and investments. Advances at June 30, 2020 decreased by $22.4 billion from December 31, 2019 due primarily to a decrease in borrowings of $20.3 billion by Wells Fargo Bank, N.A. We experienced decreased demand for advances across the majority of our other institution types, while borrowings by non-captive insurance companies increased $4.1 billion. Investments at June 30, 2020 decreased by $4.2 billion from December 31, 2019 primarily due to a decline in money market investments of $8.3 billion, offset in part by a net increase in U.S. Treasuries of $4.1 billion that we utilized for liquidity management during the second quarter of 2020.

Our total liabilities decreased to $96.5 billion at June 30, 2020, from $122.9 billion at December 31, 2019, primarily driven by a decrease in the amount of consolidated obligations needed to fund our assets.

Total capital decreased to $6.0 billion at June 30, 2020 from $6.7 billion at December 31, 2019, primarily due to a decrease in capital stock resulting from a decline in member activity. Our regulatory capital ratio increased to 5.99 percent at June 30, 2020, from 5.31 percent at December 31, 2019, and was above the required regulatory limit at each period end. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings.

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

As indicated in the tables that follow, our adjusted net interest income and adjusted net income decreased during the three and six months ended June 30, 2020 when compared to the same periods in 2019. The decline was driven by lower adjusted net interest income due primarily to lower net interest margin and lower average advance volumes as previously noted.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
GAAP net interest income	$119	$147	$228	$306
Exclude:
Prepayment fees on advances, net[1]	10	1	14	1
Prepayment fees on investments, net[2]	1	—	2	3
Mandatorily redeemable capital stock interest expense	(1)	(4)	(4)	(7)
Market value adjustments on fair value hedges[3]	10	(2)	(2)	(2)
Total adjustments	20	(5)	10	(5)
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(4)	—	(5)	—
Adjusted net interest income	$95	$152	$213	$311
Adjusted net interest margin	0.34%	0.41%	0.36%	0.43%

1	Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

3	Represents gains (losses) on derivatives and hedged items in qualifying hedging relationships. Amounts do not include the amortization of the financing element of off-market derivatives.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
GAAP net income before assessments	$95	$107	$197	$232
Exclude:
Prepayment fees on advances, net[1]	10	1	14	1
Prepayment fees on investments, net[2]	1	—	2	3
Mandatorily redeemable capital stock interest expense	(1)	(4)	(4)	(7)
Market value adjustments on fair value hedges[3]	10	(2)	(2)	(2)
Net gains (losses) on trading securities	10	18	36	28
Net gains (losses) on derivatives and hedging activities	(5)	(21)	(53)	(33)
Gains on litigation settlements, net	—	—	56	—
Include:
Net interest expense on economic hedges	(4)	—	(5)	—
Adjusted net income before assessments	66	115	143	242
Adjusted AHP assessments[4]	6	11	14	24
Adjusted net income	$60	$104	$129	$218

1	Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2	Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

3	Represents gains (losses) on derivatives and hedged items in qualifying hedging relationships. Amounts do not include the amortization of the financing element of off-market derivatives.

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
Market activity in SOFR-indexed financial instruments continues to increase and we continue to offer SOFR-indexed advances and issue SOFR-indexed debt. In 2020, we began utilizing the federal funds Overnight Index Swap (OIS) rate as an interest-rate hedge strategy for certain financial instruments as an alternative to using LIBOR when entering into new derivative transactions. As of June 30, 2020, we no longer transact in financial instruments which reference LIBOR and mature beyond December 31, 2021.

The following tables summarize our variable rate advances, investments, consolidated obligation bonds and derivatives by interest-rate index at June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020
	LIBOR	SOFR	OIS	Other	Total
Advances, principal amount	$6,681	$75	$—	$10,486	$17,242
Investment securities
Non-mortgage-backed securities, principal amount	1,969	—	—	—	1,969
Mortgage-backed securities, principal amount	8,437	—	—	—	8,437
Total investment securities	10,406	—	—	—	10,406
Consolidated obligation bonds, principal amount	22,813	11,017	—	—	33,830
Total variable rate financial instruments amount	$39,900	$11,092	$—	$10,486	$61,478

Derivatives
Pay leg, notional amount	$11,920	$—	$19	$—	$11,939
Receive leg, notional amount	18,299	—	7,770	—	26,069

	December 31, 2019
	LIBOR	SOFR	Other	Total
Advances, principal amount	$22,919	$500	$17,605	$41,024
Investment securities
Non-mortgage-backed securities, principal amount	2,120	—	—	2,120
Mortgage-backed securities, principal amount	9,345	—	1	9,346
Total investment securities	11,465	—	1	11,466
Consolidated obligation bonds, principal amount	48,970	3,967	—	52,937
Total variable rate financial instruments amount	$83,354	$4,467	$17,606	$105,427

Derivatives
Pay leg, notional amount	$17,473	$—	$—	$17,473
Receive leg, notional amount	21,249	—	—	21,249

The following tables present our exposure to LIBOR-indexed advances, investments, consolidated obligation bonds and derivatives at June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020
	Due in 2020	Due in 2021	Thereafter	Total
Assets Indexed to LIBOR
Advances, principal amount by redemption term	$329	$5,488	$864	$6,681
Investment securities, by contractual maturity[1]
Non-mortgage-backed securities, principal amount	4	—	1,965	1,969
Mortgage-backed securities, principal amount	—	12	8,425	8,437
Derivatives, receive leg
Cleared, notional amount	1,453	2,637	9,093	13,183
Uncleared, notional amount	21	489	4,606	5,116
Total Principal/Notional Amount	$1,807	$8,626	$24,953	$35,386

Liabilities Indexed to LIBOR
Consolidated obligation bonds, principal amount by contractual maturity	$17,873	$4,940	$—	$22,813
Derivatives, pay leg
Cleared, notional amount	1,444	8,837	1,004	11,285
Uncleared, notional amount	64	168	403	635
Total Principal/Notional Amount	$19,381	$13,945	$1,407	$34,733

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

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

The COVID-19 outbreak is causing tremendous human and economic hardship across the U.S. The virus and the measures taken to protect public health have induced sharp declines in economic activity and a surge in job losses. Weaker demand and significantly lower oil prices are holding down consumer price inflation. Financial conditions have improved, in part reflecting policy measures to support the economy and the flow of credit to U.S. households and businesses.

The ongoing public health crisis will weigh heavily on economic activity, employment, and inflation in the near term, and poses considerable risks to the economic outlook over the medium term. The Federal Open Market Committee (FOMC or Committee) stated that, in light of these developments, it decided to maintain the target range for the federal funds rate at zero to 0.25 percent. The Committee stated that it expects to maintain this target range until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals.

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

As the spread of COVID-19 has increased and the economic impact continues to be negative, the Federal Reserve and Congress implemented a multitude of programs to help stabilize market conditions. To support the flow of credit to households and businesses, the Federal Reserve indicated that it will continue to increase its holdings of U.S. Treasuries and agency residential and commercial MBS to sustain smooth market functioning, thereby fostering effective transmission of monetary policy to broader financial conditions. In addition, the Open Market Desk at the Federal Reserve Bank of New York stated that it will continue to offer large-scale overnight and term repurchase agreement operations. The Committee indicated that it will closely monitor developments and is prepared to adjust its plans as appropriate.

Mortgage Markets

Mortgage rates declined during the second quarter of 2020 and mortgage credit availability tightened in response to the COVID-19 pandemic. Housing inventory remains low, resulting in higher home prices and weak home sales in the second quarter of 2020. Refinancing was the primary driver of mortgage activity.

Beginning in March 2020, the impact of COVID-19 significantly affected the U.S. housing markets and is likely to result in further declines in home inventory and sales in the near term. The federal government programs to assist homeowners affected by the pandemic, including temporary mortgage payment forbearance and a temporary moratorium on foreclosures and evictions, remained in place during the second quarter of 2020. Forbearances and delinquencies of mortgage loans may continue to rise due to high rates of unemployment and relief programs implemented in response to COVID-19.

Interest Rates

The following table shows information on key market interest rates1:

	Second Quarter 2020 3-Month Average	Second Quarter 2019 3-Month Average	Second Quarter 2020 6-Month Average	Second Quarter 2019 6-Month Average	June 30, 2020 Ending Rate	December 31, 2019 Ending Rate
Federal funds	0.06%	2.40%	0.64%	2.40%	0.08%	1.55%
Three-month LIBOR	0.61	2.51	1.06	2.60	0.30	1.91
SOFR	0.05	2.43	0.63	2.43	0.10	1.55
2-year U.S. Treasury	0.19	2.14	0.63	2.31	0.15	1.57
10-year U.S. Treasury	0.68	2.34	1.02	2.49	0.66	1.92
30-year residential mortgage note	3.24	4.03	3.38	4.21	3.13	3.74

1	Source: Bloomberg.

In its June 2020 meeting, the FOMC decided to maintain the Federal Reserve’s key target interest rate, the federal funds rate, at a range of zero to 0.25 percent compared to a range of 2.25 to 2.50 percent for the same period in 2019.

The 10-year U.S. Treasury yields have declined to historically low levels and mortgage rates were lower on average in the second quarter of 2020 when compared to the same period in the prior year. The global concerns related to COVID-19 and the impact on economic activity have led to lower interest rates. As interest rates declined, our net income was negatively impacted.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Second Quarter 2020 3-Month Average	Second Quarter 2019 3-Month Average	Second Quarter 2020 6-Month Average	Second Quarter 2019 6-Month Average	June 30, 2020 Ending Spread	December 31, 2019 Ending Spread
3-month	(44.7)	(15.0)	(40.0)	(19.5)	(14.7)	(32.7)
2-year	(1.7)	(0.8)	1.5	(3.6)	1.5	(7.4)
5-year	19.0	7.5	18.2	7.3	15.7	2.4
10-year	58.8	38.2	53.5	39.6	42.6	28.7

1	Source: The Office of Finance.

The following table reflects our funding spreads to U.S. Treasuries (basis points)1:

	Second Quarter 2020 3-Month Average	Second Quarter 2019 3-Month Average	Second Quarter 2020 6-Month Average	Second Quarter 2019 6-Month Average	June 30, 2020 Ending Spread	December 31, 2019 Ending Spread
3-month	2.9	4.6	5.6	4.7	1.0	5.1
2-year	10.0	6.2	11.2	5.7	8.0	3.6
5-year	25.0	9.2	22.7	11.6	18.9	5.2
10-year	60.0	35.4	52.3	39.2	41.0	26.0

1	Source: The Office of Finance.

As a result of our credit quality and government-sponsored enterprise (GSE) status, we generally have ready access to funding at relatively competitive interest rates. During the second quarter of 2020, our funding spreads were mixed relative to LIBOR and U.S. Treasuries. Short-term spreads improved, on average, when compared to the same periods in prior year, while long-term spreads deteriorated, on average. During the six months ended June 30, 2020, we utilized short-term discount notes in an effort to capture attractive funding, match the repricing structures on floating rate assets, and meet our liquidity requirements.

SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Cash and due from banks	$483	$611	$1,029	$209	$218
Investments[1]	34,315	35,634	38,465	34,402	39,140
Advances	57,942	79,757	80,360	85,009	101,288
Mortgage loans held for portfolio, net[2]	9,246	9,546	9,334	8,952	8,324
Total assets	102,485	126,068	129,603	129,148	149,474
Consolidated obligations
Discount notes	21,364	33,071	29,531	26,716	36,934
Bonds	72,748	84,266	91,553	93,611	103,223
Total consolidated obligations[3]	94,112	117,337	121,084	120,327	140,157
Mandatorily redeemable capital stock	81	96	206	202	203
Total liabilities	96,486	119,335	122,877	122,305	141,997
Capital stock — Class B putable	3,802	4,653	4,517	4,676	5,304
Retained earnings	2,257	2,199	2,165	2,131	2,120
Accumulated other comprehensive income (loss)	(60)	(119)	44	36	53
Total capital	5,999	6,733	6,726	6,843	7,477
Regulatory capital ratio[4]	5.99	5.51	5.31	5.43	5.10

	For the Three Months Ended
Statements of Income	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Net interest income	$119	$109	$141	$129	$147
Other income (loss)[5]	15	36	9	3	3
Other expense[6]	39	43	43	43	43
AHP assessments	10	10	11	9	11
Net income	85	92	96	80	96
Selected Financial Ratios[7]
Net interest spread[8]	0.37%	0.25%	0.33%	0.25%	0.27%
Net interest margin[9]	0.43	0.35	0.43	0.38	0.40
Return on average equity (annualized)	5.58	5.51	5.67	4.57	5.13
Return on average capital stock (annualized)	8.53	8.26	8.41	6.66	7.23
Return on average assets (annualized)	0.31	0.29	0.29	0.23	0.26
Average equity to average assets	5.48	5.27	5.13	5.13	5.05
Dividend payout ratio[10]	63.14	63.50	64.69	87.28	70.34

1
Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2	Includes an allowance for credit losses of $1 million at June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019, and June 30, 2019.

3
The total par value of outstanding consolidated obligations of the 11 FHLBanks was $915.8 billion, $1,174.7 billion, $1,025.9 billion, $1,010.3 billion, and $1,048.4 billion at June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019, and June 30, 2019, respectively.

4
Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock) and retained earnings.

5
Other income (loss) includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, and gains on litigation settlements, net. During the three months ended March 31, 2020, other income (loss) was impacted by net gains on litigation settlements. The Bank did not record any litigation settlements during the three months ended June 30, 2020, December 31, 2019, September 30, 2019, and June 30, 2019.

6	Other expense includes, among other things, compensation and benefits, professional fees, and contractual services.

7	Amounts used to calculate selected financial ratios are based on numbers in actuals. Accordingly, recalculations using numbers in millions may not produce the same results.

8	Represents annualized yield on total interest-earning assets minus annualized cost of total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

10
Represents dividends declared and paid in the stated period expressed as a percentage of net income in the stated period. Amount excludes cash dividends paid on mandatorily redeemable capital stock. For financial reporting purposes, these dividends were recorded as interest expense on our Statements of Income.

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the three and six months ended June 30, 2020 and 2019 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net interest income	$119	$147	$(28)	(19)%	$228	$306	$(78)	(25)%
Other income (loss)	15	3	12	400	51	8	43	538
Other expense	39	43	(4)	(9)	82	82	—	—
AHP assessments	10	11	(1)	(9)	20	24	(4)	(17)
Net income	$85	$96	$(11)	(11)%	$177	$208	$(31)	(15)%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Three Months Ended June 30,
	2020			2019
	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]
Interest-earning assets
Interest-bearing deposits	$631	0.03%	$—	$176	1.53%	$1
Securities purchased under agreements to resell	6,193	0.06	1	8,204	2.45	50
Federal funds sold	7,170	0.06	1	6,944	2.42	42
Mortgage-backed securities[3,4]	14,780	1.43	52	16,085	2.91	117
Other investments[3,4,5]	8,854	1.53	34	5,809	3.09	45
Advances[4]	63,936	1.45	231	102,632	2.79	713
Mortgage loans[6]	9,498	2.82	67	8,104	3.47	70
Loans to other FHLBanks	—	—	—	2	2.43	—
Total interest-earning assets	111,062	1.40	386	147,956	2.81	1,038
Non-interest-earning assets	1,363	—	—	945	—	—
Total assets	$112,425	1.38%	$386	$148,901	2.79%	$1,038
Interest-bearing liabilities
Deposits	$1,302	0.01%	$—	$914	1.74%	$4
Consolidated obligations
Discount notes	24,043	0.72	43	40,304	2.47	247
Bonds[4]	78,363	1.14	223	98,932	2.58	636
Other interest-bearing liabilities[7]	88	4.21	1	224	5.54	4
Total interest-bearing liabilities	103,796	1.03	267	140,374	2.54	891
Non-interest-bearing liabilities	2,464	—	—	1,007	—	—
Total liabilities	106,260	1.01	267	141,381	2.53	891
Capital	6,165	—	—	7,520	—	—
Total liabilities and capital	$112,425	0.95%	$267	$148,901	2.40%	$891
Net interest income and spread[8]		0.37%	$119		0.27%	$147
Net interest margin[9]		0.43%			0.40%
Average interest-earning assets to interest-bearing liabilities		107.00%			105.40%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

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

6	Non-accrual loans are included in the average balance used to determine the average yield.

7	Other interest-bearing liabilities consists primarily of mandatorily redeemable capital stock.

8	Represents annualized yield on total interest-earning assets minus annualized yield on total interest-bearing liabilities.

9	Represents net interest income expressed as a percentage of average interest-earning assets.

The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Six Months Ended June 30,
	2020			2019
	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]
Interest-earning assets
Interest-bearing deposits	$508	0.34%	$1	$152	1.45%	$1
Securities purchased under agreements to resell	7,451	0.85	31	6,716	2.46	82
Federal funds sold	7,944	0.71	28	7,065	2.42	85
Mortgage-backed securities[3,4]	14,588	1.71	124	16,348	2.98	242
Other investments[3,4,5]	7,151	1.68	60	5,846	3.20	93
Advances[4]	71,405	1.77	630	102,199	2.82	1,428
Mortgage loans[6]	9,451	3.08	145	7,998	3.52	139
Loans to other FHLBanks	4	1.61	—	4	2.40	—
Total interest-earning assets	118,502	1.73	1,019	146,328	2.85	2,070
Non-interest-earning assets	1,207	—	—	947	—	—
Total assets	$119,709	1.71%	$1,019	$147,275	2.83%	$2,070
Interest-bearing liabilities
Deposits	$1,135	0.20%	$1	$910	1.84%	$8
Consolidated obligations
Discount notes	26,369	1.17	153	42,425	2.46	518
Bonds[4]	83,751	1.52	633	95,230	2.61	1,231
Other interest-bearing liabilities[7]	144	5.13	4	240	5.49	7
Total interest-bearing liabilities	111,399	1.43	791	138,805	2.56	1,764
Non-interest-bearing liabilities	1,884	—	—	1,011	—	—
Total liabilities	113,283	1.40	791	139,816	2.54	1,764
Capital	6,426	—	—	7,459	—	—
Total liabilities and capital	$119,709	1.33%	$791	$147,275	2.41%	$1,764
Net interest income and spread[8]		0.30%	$228		0.29%	$306
Net interest margin[9]		0.39%			0.42%
Average interest-earning assets to interest-bearing liabilities		106.38%			105.42%

1	Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

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

	Three Months Ended			Six Months Ended
	June 30, 2020 vs. June 30, 2019			June 30, 2020 vs. June 30, 2019
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$—	$(1)	$(1)	$1	$(1)	$—
Securities purchased under agreements to resell	(10)	(39)	(49)	8	(59)	(51)
Federal funds sold	1	(42)	(41)	9	(66)	(57)
Mortgage-backed securities	(8)	(57)	(65)	(24)	(94)	(118)
Other investments	17	(28)	(11)	18	(51)	(33)
Advances	(212)	(270)	(482)	(357)	(441)	(798)
Mortgage loans	11	(14)	(3)	25	(19)	6
Total interest income	(201)	(451)	(652)	(320)	(731)	(1,051)
Interest expense
Deposits	1	(5)	(4)	2	(9)	(7)
Consolidated obligations
Discount notes	(74)	(130)	(204)	(153)	(212)	(365)
Bonds	(112)	(301)	(413)	(134)	(464)	(598)
Other interest-bearing liabilities	(2)	(1)	(3)	(3)	—	(3)
Total interest expense	(187)	(437)	(624)	(288)	(685)	(973)
Net interest income	$(14)	$(14)	$(28)	$(32)	$(46)	$(78)

NET INTEREST SPREAD

Net interest spread equals the annualized yield on total interest-earning assets minus the annualized cost of total interest-bearing liabilities. For the three and six months ended June 30, 2020, our net interest spread was 0.37 percent and 0.30 percent compared to 0.27 percent and 0.29 percent during the same periods in 2019. Our net interest spread during the three and six months ended June 30, 2020 was primarily impacted by higher advance prepayment fee income of $9 million and $12 million compared to the same periods in 2019. In addition, net gains on our fair value hedge relationships increased $12 million during the three months ended June 30, 2020 compared to the same period in 2019, driven primarily by market volatility caused by COVID-19. The primary components of our interest income and interest expense are discussed below.

NET INTEREST MARGIN

Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. For the three and six months ended June 30, 2020, our net interest margin was 0.43 percent and 0.39 percent compared to 0.40 percent and 0.42 percent during the same periods in 2019. Our net interest margin increased during the three months ended June 30, 2020 compared to the same period in 2019 mainly due to higher asset liability spreads, offset in part by the lower interest rate environment. Our net interest margin decreased during the six months ended June 30, 2020 compared to the same period in 2019 primarily attributable to the lower interest rate environment, offset in part by higher asset liability spreads.

Advances

Interest income on advances decreased during the three and six months ended June 30, 2020 when compared to the same periods in 2019 due primarily to the lower interest rate environment and lower average advance balances. The decrease in average advance balances from prior year was primarily a result of a decline in advances from Wells Fargo, Bank N.A., other large depository institution members and captive insurance company members. This decrease was partially offset by an increase in borrowings by non-captive insurance companies.

Investments

Interest income on investments decreased during the three and six months ended June 30, 2020 when compared to the same periods in 2019 due primarily to the lower interest rate environment. The decline during the three months ended June 30, 2020 was partially offset by net gains on our fair value hedge relationships of $13 million compared to the same period in 2019, which stemmed from market volatility caused by COVID-19.

Bonds

Interest expense on bonds decreased during the three and six months ended June 30, 2020 when compared to the same periods in 2019 due primarily to the lower interest rate environment and lower average bond balances, driven by a decrease in the amount of consolidated obligations needed to fund our assets.

Discount Notes

Interest expense on discount notes decreased during the three and six months ended June 30, 2020 when compared to the same periods in 2019 primarily due to the lower interest rate environment and lower average discount note balances, driven by a decrease in the amount of consolidated obligations needed to fund our assets.

Other Income (Loss)

The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net gains (losses) on trading securities	$10	$18	$36	$28
Net gains (losses) on derivatives and hedging activities	(5)	(21)	(53)	(33)
Gains on litigation settlements, net	—	—	56	—
Other, net	10	6	12	13
Total other income (loss)	$15	$3	$51	$8

Other income (loss) can be volatile from period to period depending on the type of activity recorded. We recorded net gains of $15 million and $51 million during the three and six months ended June 30, 2020 compared to net gains of $3 million and $8 million during the same periods in 2019. During the six months ended June 30, 2020, other income (loss) was primarily impacted by net gains on litigation settlements of $56 million as a result of a settlement with a defendant in our private-label MBS litigation. We did not record any litigation settlements during the three months ended June 30, 2020 and three and six months ended June 30, 2019. Other factors impacting other income (loss) included net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities, as described below.

During the three and six months ended June 30, 2020, we recorded net losses of $5 million and $53 million on our derivatives and hedging activities through other income (loss) compared to net losses of $21 million and $33 million during the same periods in 2019. The fair value changes were primarily driven by changes in interest rates which impacted the fair value of interest rate swaps used to economically hedge our investment securities portfolio. The changes in interest rates were primarily driven by market volatility caused by COVID-19. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

During the three and six months ended June 30, 2020, we recorded net gains on trading securities of $10 million and $36 million compared to net gains of $18 million and $28 million during the same periods in 2019. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities which stemmed from market volatility caused by COVID-19. Trading securities are recorded at fair value with changes in fair value reflected through other income (loss).

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended June 30, 2020
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(3)	$(5)	$(2)	$(1)	$(11)
Net gains (losses) on fair value hedges[2]	4	11	—	(2)	13
Net interest settlements on derivatives[3]	(34)	(27)	—	33	(28)
Total impact to net interest income	(33)	(21)	(2)	30	(26)
Other income (loss):
Net gains (losses) on economic hedges[4]	—	(4)	(1)	—	(5)
Net gains (losses) on trading securities[5]	—	10	—	—	10
Total impact to other income (loss)	—	6	(1)	—	5
Total net effect of hedging activities[6]	$(33)	$(15)	$(3)	$30	$(21)

1	Represents the amortization/accretion of basis adjustments on closed hedge relationships.

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

6	The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended June 30, 2019
Net Effect of Hedging Activities	Advances	Investments	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$—	$(1)	$—	$(1)
Net gains (losses) on fair value hedges[2]	—	(1)	(1)	(2)
Net interest settlements on derivatives[3]	19	1	(58)	(38)
Total impact to net interest income	19	(1)	(59)	(41)
Other income (loss):
Net gains (losses) on economic hedges[4]	—	(21)	—	(21)
Net gains (losses) on trading securities[5]	—	18	—	18
Total impact to other income (loss)	—	(3)	—	(3)
Total net effect of hedging activities[6]	$19	$(4)	$(59)	$(44)

1	Represents the amortization/accretion of basis adjustments on closed hedge relationships.

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

6	The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Six Months Ended June 30, 2020
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(9)	$(6)	$(2)	$(2)	$(19)
Net gains (losses) on fair value hedges[2]	5	(2)	—	(1)	2
Net interest settlements on derivatives[3]	(41)	(39)	—	37	(43)
Total impact to net interest income	(45)	(47)	(2)	34	(60)
Other income (loss):
Net gains (losses) on economic hedges[4]	—	(51)	(2)	—	(53)
Net gains (losses) on trading securities[5]	—	36	—	—	36
Total impact to other income (loss)	—	(15)	(2)	—	(17)
Total net effect of hedging activities[6]	$(45)	$(62)	$(4)	$34	$(77)

	For the Six Months Ended June 30, 2019
Net Effect of Hedging Activities	Advances	Investments	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$—	$1	$(1)	$—
Net gains (losses) on fair value hedges[2]	1	1	(3)	(1)
Net interest settlements on derivatives[3]	43	2	(123)	(78)
Total impact to net interest income	44	4	(127)	(79)
Other income (loss):
Net gains (losses) on economic hedges[4]	—	(33)	—	(33)
Net gains (losses) on trading securities[5]	—	28	—	28
Total impact to other income (loss)	—	(5)	—	(5)
Total net effect of hedging activities[6]	$44	$(1)	$(127)	$(84)

1	Represents the amortization/accretion of basis adjustments on closed hedge relationships.

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

NET GAINS (LOSSES) ON FAIR VALUE HEDGES

The fair value gains and losses of derivatives and hedged items in designated fair value hedge relationships are recorded in net interest income. Gains (losses) on fair value hedges are primarily driven by changes in the benchmark interest rate, volatility, and the divergence in the valuation curves used to value our assets, liabilities, and derivatives. During the three and six months ended June 30, 2020, excluding off-market derivative amortization, we recorded gains of $10 million and losses of $2 million on our fair value hedge relationships which stemmed from market volatility caused by COVID-19.

NET GAINS (LOSSES) ON ECONOMIC HEDGES

We utilize economic derivatives to manage certain risks on our Statements of Condition. Gains and losses on economic derivatives are driven primarily by changes in interest rates and volatility and include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. During the three and six months ended June 30, 2020, we recorded net losses of $5 million and $53 million on our economic derivatives. The fair value changes were primarily driven by changes in interest rates which impacted the fair value of interest rate swaps used to economically hedge our investment securities portfolio as highlighted in the table below. The changes in interest rates were primarily driven by market volatility caused by COVID-19.

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

The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Gains (losses) on interest rate swaps economically hedging our investments	$(1)	$(21)	$(46)	$(33)
Interest settlements	(3)	—	(5)	—
Net gains (losses) on investment derivatives	(4)	(21)	(51)	(33)
Net gains (losses) on related trading securities	10	18	36	28
Net gains (losses) on economic investment hedge relationships	$6	$(3)	$(15)	$(5)

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Compensation and benefits	$17	$16	$35	$32
Contractual services	4	4	8	8
Professional fees	8	8	16	15
Other operating expenses	5	9	11	16
Total operating expenses	34	37	70	71
Federal Housing Finance Agency	2	3	5	5
Office of Finance	1	1	3	3
Other, net	2	2	4	3
Total other expense	$39	$43	$82	$82

Other expense decreased for the three months ended June 30, 2020 compared to the same period last year. The decrease in other expense was driven primarily by a decrease in other operating expenses. Other expense for the six months ended June 30, 2020 remained relatively stable compared to the same period last year.

STATEMENTS OF CONDITION

Financial Highlights

Our total assets decreased to $102.5 billion at June 30, 2020 from $129.6 billion at December 31, 2019. Our total liabilities decreased to $96.5 billion at June 30, 2020 from $122.9 billion at December 31, 2019. Total capital decreased to $6.0 billion at June 30, 2020 from $6.7 billion at December 31, 2019. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash and Due from Banks

At June 30, 2020, our total cash balance was $483 million compared to $1.0 billion at December 31, 2019, a decrease of $0.5 billion. Our cash balance is influenced by our liquidity needs, member advance activity, market conditions, and the availability of attractive investment opportunities.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	June 30, 2020	December 31, 2019
Commercial banks	$24,925	$47,835
Savings institutions	833	1,376
Credit unions	5,728	5,976
Non-captive insurance companies	24,911	20,821
Captive insurance companies	609	3,798
CDFIs	20	14
Total member advances	57,026	79,820
Housing associates	74	100
Non-member borrowers	212	265
Total par value	$57,312	$80,185

Our total advance par value decreased $22.9 billion or 29 percent at June 30, 2020 when compared to December 31, 2019. The decrease in total par value was primarily due to a decrease in borrowings of $20.3 billion by Wells Fargo Bank, N.A., who had our largest concentration of advances outstanding at December 31, 2019. We experienced decreased demand for advances across the majority of our other institution types, while borrowings by non-captive insurance companies increased $4.1 billion. This trend of paydowns and decreased new borrowings by Wells Fargo Bank, N.A. and other members may continue for the remainder of the year. If we continue to experience additional decreases in the amount of business with certain of our top borrowers, our financial condition and results of operations could be negatively affected.

As a result of the final rule on membership issued by the Federal Housing Finance Agency (Finance Agency) effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance company members ineligible for FHLBank membership. Captive insurance company members that were admitted as members prior to September 12, 2014 will have their memberships terminated no later than February 19, 2021. The magnitude of the impact of the final rule at that date will depend, in part, on our size and profitability at the time of membership termination or maturity of the related advances. As of June 30, 2020, while we had five captive insurance company members, one member had advances outstanding of $609 million, representing one percent of our total advances outstanding.

The following table summarizes our advances by product type (dollars in millions):

	June 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Variable rate	$17,242	30	$41,024	51
Fixed rate	37,674	66	37,007	46
Amortizing	2,396	4	2,154	3
Total par value	57,312	100	80,185	100
Premiums	22		25
Discounts	(4)		(6)
Fair value hedging adjustments	612		156
Total advances	$57,942		$80,360

Fair value hedging adjustments changed $456 million at June 30, 2020 when compared to December 31, 2019 due to the impact of interest rates on our cumulative fair value adjustments on advances in hedge relationships.

At June 30, 2020 and December 31, 2019, 19 percent and 31 percent of our advances were variable rate callable advances. Callable advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Interest rates on our variable rate callable advances reset at each call date to be consistent with either the underlying index or our current offering rate of our underlying cost of funds. We generally fund our variable rate callable advances with either discount notes or short-term floating rate debt. For additional discussion on our funding strategies, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

At June 30, 2020 and December 31, 2019, advances outstanding to our five largest member borrowers totaled $18.0 billion and $39.3 billion, representing 31 percent and 49 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at June 30, 2020 (dollars in millions):

	Amount	% of Total
Wells Fargo Bank, N.A.	$5,200	9
Principal Life Insurance Company	4,250	7
Midland National Life Insurance Company[1]	3,073	5
Washington Federal Bank, National Association	2,800	5
EquiTrust Life Insurance Company	2,700	5
Total par value	$18,023	31

1	Excludes $1.5 billion of advances with North American Company for Life and Health Insurance, an affiliate of Midland National Life Insurance Company.

We evaluate advances for credit losses on a quarterly basis. For additional discussion on our advance credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

The following tables summarize information on our mortgage loans held for portfolio (dollars in millions):

	June 30, 2020	December 31, 2019
Fixed rate conventional loans	$8,617	$8,712
Fixed rate government-insured loans	499	496
Total unpaid principal balance	9,116	9,208
Premiums	122	125
Discounts	(4)	(4)
Basis adjustments from mortgage loan purchase commitments	13	6
Total mortgage loans held for portfolio	9,247	9,335
Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$9,246	$9,334

Our total mortgage loans remained relatively stable at June 30, 2020 when compared to December 31, 2019. The slight decrease was primarily due to principal paydowns exceeding loan purchases as a result of increased refinancing activity driven by lower rates.

We evaluate mortgage loans for credit losses on a quarterly basis. For additional discussion on our mortgage loan credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	June 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$1	—	$1	—
Securities purchased under agreements to resell	3,300	10	13,950	36
Federal funds sold	6,965	20	4,605	12
U.S. Treasury obligations[3]	3,249	9	—	—
Total short-term investments	13,515	39	18,556	48
Long-term investments[2]
Mortgage-backed securities
GSE single-family	2,091	6	2,401	6
GSE multifamily	8,980	26	8,134	21
U.S. obligations single-family[3]	3,824	11	4,064	11
U.S. obligations commercial[3]	1	—	1	—
Private-label residential	7	—	7	—
Total mortgage-backed securities	14,903	43	14,607	38
Non-mortgage-backed securities
U.S. Treasury obligations[3]	868	2	—	—
Other U.S. obligations[3]	1,984	6	2,277	6
GSE and Tennessee Valley Authority obligations	1,563	5	1,504	4
State or local housing agency obligations	922	3	977	3
Other	560	2	544	1
Total non-mortgage-backed securities	5,897	18	5,302	14
Total long-term investments	20,800	61	19,909	52
Total investments	$34,315	100	$38,465	100

1	Short-term investments have original maturities equal to or less than one year.

2	Long-term investments have original maturities of greater than one year.

3	Represents investment securities backed by the full faith and credit of the U.S. Government.

Our investments decreased $4.2 billion or 11 percent at June 30, 2020 when compared to December 31, 2019. Investments decreased primarily due to a decline in money market investments of $8.3 billion, offset in part by a net increase in U.S. Treasuries of $4.1 billion that we utilized for liquidity management during the second quarter of 2020. At June 30, 2020, we had GSE MBS with a total par value of $225 million that were traded but not yet settled. These investments have been recorded as “available-for-sale” on our Statements of Condition with a corresponding payable recorded in “other liabilities.”

The Finance Agency limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 2.43 and 2.12 at June 30, 2020 and December 31, 2019.

We evaluate investments for credit losses on a quarterly basis. For additional discussion on our investment credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”

Consolidated Obligations

Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At June 30, 2020 and December 31, 2019, the carrying value of consolidated obligations for which we are primarily liable totaled $94.1 billion and $121.1 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	June 30, 2020	December 31, 2019
Par value	$21,371	$29,592
Discounts and concession fees[1]	(7)	(61)
Total	$21,364	$29,531

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes decreased $8.2 billion or 28 percent at June 30, 2020 when compared to December 31, 2019. The decrease was driven by a reduction in total assets. While discount notes declined during the first half of 2020, we increased our usage of shorter-term discount notes relative to bonds in an effort to capture attractive funding, match the repricing structures on floating rate assets, and meet our liquidity requirements.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	June 30, 2020	December 31, 2019
Total par value	$72,321	$91,373
Premiums	231	217
Discounts and concession fees[1]	(32)	(38)
Fair value hedging adjustments	228	1
Total bonds	$72,748	$91,553

1	Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds decreased $18.8 billion or 21 percent at June 30, 2020 when compared to December 31, 2019. The decrease was driven by a reduction in total assets. During the first half of 2020, we increased our usage of shorter-term discount notes relative to bonds in an effort to capture attractive funding, match the repricing structures on floating rate assets, and meet our liquidity requirements. Fair value hedging adjustments changed $227 million at June 30, 2020 when compared to December 31, 2019 due to the impact of interest rates on our cumulative fair value adjustments on bonds in hedge relationships.

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

At June 30, 2020 and December 31, 2019, our mandatorily redeemable capital stock totaled $81 million and $206 million.
Our total mandatorily redeemable capital stock balance decreased $125 million at June 30, 2020 when compared to December 31, 2019 due primarily to the repurchase of capital stock outstanding to captive insurance company members during the six months ended June 30, 2020 driven by repayment of their advance balances.

Capital

The following table summarizes information on our capital (dollars in millions):

	June 30, 2020	December 31, 2019
Capital stock	$3,802	$4,517
Retained earnings	2,257	2,165
Accumulated other comprehensive income (loss)	(60)	44
Total capital	$5,999	$6,726

Our capital decreased at June 30, 2020 when compared to December 31, 2019. The decrease was primarily due to a decrease in capital stock resulting from a decline in member activity. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock” for additional information on our capital stock.

Derivatives

We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	June 30, 2020	December 31, 2019
Interest rate swaps
Noncallable	$36,452	$37,017
Callable by counterparty	1,418	1,495
Callable by the Bank	138	210
Total interest rate swaps	38,008	38,722
Forward settlement agreements (TBAs)	136	122
Mortgage loan purchase commitments	143	127
Total notional amount	$38,287	$38,971

The notional amount of our derivative contracts remained relatively stable at June 30, 2020 when compared to December 31, 2019. Consistent with the move to an alternative benchmark rate other than LIBOR, we started using OIS rate-based interest rate swaps to economically hedge certain fixed rate investments during the first half of 2020. For additional discussion regarding our use of derivatives, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the six months ended June 30, 2020, proceeds from the issuance of bonds and discount notes were $26.7 billion and $57.4 billion compared to $37.5 billion and $68.8 billion for the same period in 2019. We continued to focus on issuing shorter-term discount notes in an effort to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

As the COVID-19 outbreak developed during the first half of 2020, the capital markets became more volatile. Despite the increased market volatility, we were operationally prepared, maintained continual access to funding, and issued debt to meet the needs of our members. Access to debt markets has been reliable because investors, driven by increased liquidity preference and our government affiliation, have sought the FHLBanks’ debt as an asset of choice. However, due to the short-term maturity of the debt, we may be exposed to additional risks associated with refinancing and our ability to access the capital markets. For additional information on our risks associated with our access to the capital markets, refer to “Item 1A. Risk Factors.”

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of July 31, 2020, our consolidated obligations were rated AA+/A-1+ by Standard and Poor’s and Aaa/P-1 by Moody’s and both ratings had a stable outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors.”

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At June 30, 2020 and December 31, 2019, the total par value of outstanding consolidated obligations for which we are primarily liable was $93.7 billion and $121.0 billion. At June 30, 2020 and December 31, 2019, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $822.1 billion and $904.9 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of July 31, 2020, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the six months ended June 30, 2020, repayments of consolidated obligations totaled $111.3 billion compared to $103.0 billion for the same period in 2019. A portion of these payments were due to the call of certain bonds in an effort to better match our projected asset cash flows. During the six months ended June 30, 2020 and June 30, 2019, we called bonds with a total par value of $1.9 billion and $104 million.

During the six months ended June 30, 2020, advance disbursements totaled $107.4 billion compared to $131.5 billion for the same period in 2019. Advance disbursements will vary from period to period depending on member needs. During the six months ended June 30, 2020, investment purchases (excluding overnight investments) totaled $13.9 billion compared to $68.2 billion for the same period in 2019. Investment purchases during each period were primarily driven by the purchase of money market investments, including secured resale agreements in an effort to manage our liquidity position.

We also use liquidity to purchase mortgage loans, redeem member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

LIQUIDITY REQUIREMENTS
Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At June 30, 2020 and December 31, 2019, we were in compliance with all three of the Finance Agency liquidity requirements.

In addition to the liquidity measures previously discussed, the Finance Agency Advisory Bulletin on FHLBank liquidity (the Liquidity Guidance AB) and other guidance outlines an additional scenario required for measuring liquidity. The Base Case Scenario assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including very large highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. As a result of the recent deterioration in financial market conditions due to COVID-19, the Finance Agency issued revised guidance with respect to base case liquidity. On March 3, 2020, the Finance Agency indicated that the FHLBanks should maintain no less than 10 calendar days of positive daily cash balances. The required calendar days of positive daily cash balances increases to 15 days by August 31, 2020, and to 20 days by December 31, 2020. As a result of this guidance, we were required to hold a minimum of 10 days of liquidity on June 30, 2020, lower than the 20 days required on December 31, 2019. At June 30, 2020 and December 31, 2019, we were in compliance with Finance Agency liquidity guidance.
The Liquidity Guidance AB also specified new guidance for appropriate funding gap limits to address the risks associated with a FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of our total assets. The Liquidity Guidance AB provided funding gap limits within the range of negative 10 percent to negative 20 percent for a three-month horizon and negative 25 percent to negative 35 percent for a one-year horizon. Initial guidance was set at a trailing three-month average of negative 15 percent for the three-month horizon and a trailing three-month average of negative 30 percent for the one-year horizon. In addition to the relief provided for base case liquidity, on March 12, 2020, the Finance Agency also increased the funding gap ratios for the three-month and one-year time horizons to negative 25 percent or better and negative 40 percent or better, respectively. According to the guidance, the recommended funding gap maximums will be reduced to negative 20 percent at the three-month horizon and negative 35 percent at the one-year horizon no later than December 31, 2020. At June 30, 2020 and December 31, 2019, we adhered to Finance Agency liquidity guidance.

Capital

CAPITAL REQUIREMENTS

We are subject to certain regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock, (including mandatorily redeemable capital stock), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock) and retained earnings. It does not include accumulated other comprehensive income (AOCI). Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At June 30, 2020 and December 31, 2019, we did not hold any nonpermanent capital. At June 30, 2020 and December 31, 2019, we were in compliance with all three of the Finance Agency’s regulatory capital requirements.

In addition to the requirements previously discussed, during 2019, the Finance Agency finalized an Advisory Bulletin on capital stock (the Capital Stock AB) which required each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets, effective February 2020. For purposes of the Capital Stock AB, capital stock includes mandatorily redeemable capital stock. The capital stock to total assets ratio is measured on a daily average basis at month end. At June 30, 2020, we were in compliance with the Capital Stock AB. Refer to “Item 1. Financial Statements — Note 8 — Capital” for additional information on our capital requirements.

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

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days’ written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At June 30, 2020 and December 31, 2019, our excess capital stock outstanding was less than $1 million.

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	June 30, 2020	December 31, 2019
Commercial banks	$1,896	$2,767
Savings institutions	84	113
Credit unions	557	547
Non-captive insurance companies	1,211	914
Captive insurance companies	53	175
CDFIs	1	1
Total GAAP capital stock	3,802	4,517
Mandatorily redeemable capital stock	81	206
Total regulatory capital stock	$3,883	$4,723

The decrease in regulatory capital stock held at June 30, 2020 when compared to December 31, 2019 was due to a decrease in capital stock resulting from a decrease in member activity.

Retained Earnings
Our risk management policies include a target level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve our targeted level of retained earnings. At June 30, 2020, our actual retained earnings exceeded our retained earnings target.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other Federal Home Loan Banks in 2011. Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At June 30, 2020 and December 31, 2019, our restricted retained earnings balance totaled $539 million and $504 million. One percent of our average balance of outstanding consolidated obligations for the three months ended March 31, 2020 was $1.2 billion.
Dividends

Our current dividend philosophy is to pay a membership capital stock dividend similar to a reference rate of interest, such as SOFR, and an activity-based capital stock dividend, when possible, at a level above the membership capital stock dividend. Prior to the second quarter of 2020 dividend, we used average three-month LIBOR as our reference rate. Beginning with the second quarter dividend paid in the third quarter of 2020, we used SOFR as our reference rate.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Aggregate cash dividends paid[1]	$53	$68	$112	$138
Effective combined annualized dividend rate paid on capital stock[2]	4.88%	5.25%	5.01%	5.25%
Annualized dividend rate paid on membership capital stock	3.00%	3.25%	3.12%	3.25%
Annualized dividend rate paid on activity-based capital stock	5.50%	5.75%	5.62%	5.75%
Average three-month LIBOR	0.61%	2.51%	1.06%	2.60%

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our 2019 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2020.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Margin and Capital Requirements for Covered Swap Entities

On July 1, 2020, the Office of the Comptroller of the Currency (OCC), the Federal Reserve Board (Federal Reserve), the Federal Deposit Insurance Corporation (FDIC), the Farm Credit Administration, and the Finance Agency (collectively, Prudential Banking Regulators) jointly published a final rule, effective August 31, 2020, amending regulations that established minimum margin and capital requirements for uncleared swaps for covered swap entities under the jurisdiction of the Prudential Banking Regulators (Prudential Margin Rules). In addition to other changes, the final rule: (1) allows swaps entered into by a covered swap entity prior to an applicable compliance date to retain their legacy status and not become subject to the Prudential Margin Rules in the event that the legacy swaps are amended to replace an interbank offered rate (such as LIBOR) or other discontinued rate, or due to other technical amendments such as notional reductions or portfolio compression exercises; (2) introduces a new Phase 6 compliance date for initial margin requirements for covered swap entities and their counterparties with an average daily aggregate notional amount (AANA) of uncleared swaps from $8 billion to $50 billion, and limits Phase 5 to counterparties with an AANA of uncleared swaps from $50 billion to $750 billion; and (3) clarifies that initial margin trading documentation does not need to be executed prior to a counterparty reaching the initial margin threshold.

On the same date, the Prudential Banking Regulators issued an interim final rule, effective September 1, 2020, extending the initial margin compliance date for Phase 5 counterparties to September 1, 2021, and extending the initial margin compliance date for Phase 6 counterparties to September 1, 2022. On July 10, 2020, the Commodity Futures Trading Commission (CFTC) issued a final rule and a proposed rule which collectively, among other things, extend the initial margin compliance date for Phase 5 counterparties to September 1, 2021, and extend the initial margin compliance date for Phase 6 counterparties to September 1, 2022, thereby aligning with the Prudential Banking Regulators.

We do not expect these final rules or the proposed rule, if adopted as proposed, to have a material effect on our financial condition or results of operations.

Finance Agency Final Rule on FHLBank Housing Goals Amendments

On June 3, 2020, the Finance Agency issued a final rule, effective August 24, 2020, amending the FHLBank housing goals regulation. Enforcement of the final rule will phase in over three years.  The final rule replaces the four existing retrospective housing goals with a single prospective mortgage purchase housing goal target in which 20% of Acquired Member Asset (AMA) mortgages purchased in a year must be comprised of loans to low-income or very low-income families, or to families in low-income areas. The final rule also establishes a separate small member participation housing goal with a target level in which 50% of the members selling AMA loans in a calendar year must be small members.  The final rule provides that an FHLBank may request Finance Agency approval of alternative target levels for either or both of the goals. The final rule also establishes that housing goals apply to each FHLBank that acquires any AMA mortgages during a year, eliminating the existing $2.5 billion volume threshold that previously triggered the application of housing goals for each FHLBank.

While we are still analyzing the impact of the final rule, we do not believe these changes will have a material effect on our financial condition or results of operations.

Legislative and Regulatory Developments Related to COVID-19 Pandemic
Finance Agency Supervisory Letter - PPP Loans as Collateral for FHLBank Advances

On July 1, 2020, Congress approved an extension of the PPP until August 8, 2020. The April 23, 2020, Supervisory Letter from the Finance Agency allowing FHLBanks to accept PPP loans as collateral remains in effect.

Federal Reserve Lending Facilities

The Federal Reserve announced on July 28, 2020, that its lending facilities scheduled to expire on or around September 30, 2020, would be extended through December 31, 2020.

Coronavirus Aid, Relief, and Economic Security (CARES) Act

The CARES Act provisions began to expire in July 2020, but some have been extended by regulatory action.

–	Additional federal unemployment funds expired July 31, 2020.

–	Statutory eviction freeze for federally-backed properties expired July 25, 2020.

–	Foreclosure moratorium on federally-backed properties and on evictions was extended by the Finance Agency on June 17, 2020, to until “at least” August 31, 2020.

Additional phases of the CARES Act or other COVID-19 pandemic relief legislation may be enacted by Congress. We continue to evaluate the potential impact of the CARES Act on our business, including its continued impact to the U.S. economy; impacts to mortgages held or serviced by our members and that we accept as collateral; and the impacts on our MPF program.

Additional COVID-19 Presidential, Legislative and Regulatory Developments

In light of the COVID-19 pandemic, the President, through executive orders, governmental agencies, including the SEC, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the Finance Agency, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, some of which may have a direct or indirect impact on us or our members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

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

We monitor and manage to the MVCS policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach requires a prompt action to address the measure outside of the policy limit and the breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. We were in compliance with the MVCS policy limits at June 30, 2020, and December 31, 2019.

Our down 200 basis point policy limit is suspended when the 10-year swap rate is below 2.50 percent and remains so for five consecutive days. At both June 30, 2020, and December 31, 2019, the 10-year swap rate had been below 2.50 percent for five consecutive days, and therefore the associated policy limit was suspended.

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous parallel changes in interest rates at June 30, 2020 and December 31, 2019:

	Market Value of Capital Stock Assuming Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June 30, 2020	$157.3	$157.7	$157.2	$155.2	$154.5	$152.7	$149.0
December 31, 2019	$144.7	$145.2	$146.7	$147.2	$146.8	$145.9	$143.4

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June 30, 2020	1.3%	1.6%	1.3%	—%	(0.5)%	(1.6)%	(4.0)%
December 31, 2019	(1.7)%	(1.3)%	(0.3)%	—%	(0.3)%	(0.9)%	(2.6)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June 30, 2020 and December 31, 2019	(9.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(9.0)%

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel changes in interest rates at June 30, 2020 and December 31, 2019:

	Market Value of Capital Stock Assuming Non-Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June 30, 2020	$156.0	$155.5	$154.4	$155.2	$155.1	$154.3	$151.9
December 31, 2019	$143.2	$145.0	$146.3	$147.2	$147.6	$147.3	$145.8

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June 30, 2020	0.5%	0.2%	(0.5)%	—%	(0.1)%	(0.6)%	(2.2)%
December 31, 2019	(2.8)%	(1.5)%	(0.6)%	—%	0.2%	0.1%	(1.0)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
June 30, 2020 and December 31, 2019	(9.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(9.0)%

Our base case MVCS was 155.2 at June 30, 2020, when compared to 147.2 at December 31, 2019. The change was primarily attributable to the following factors:

•
Decreased shares of capital stock: Our capital stock balance decreased at June 30, 2020, when compared to December 31, 2019, due primarily to a decrease in member activity. As we repurchased this capital stock at par, which is below our current MVCS value, our MVCS was positively impacted.

•
Increase in retained earnings: We recorded net income of $177 million during the six months ended June 30, 2020, which was primarily driven by net interest income of $228 million. Dividend payments for the six months ended June 30, 2020, totaled $112 million. The earnings in excess of dividend payments had a positive impact on the market value of our assets, thereby increasing MVCS.

•
Option-adjusted spread: The spread between mortgage interest rates and LIBOR, adjusted for the mortgage prepayment option, increased at June 30, 2020, when compared to December 31, 2019. This had a negative impact on MVCS as it decreased the value of mortgage-related assets.

PROJECTED INCOME SENSITIVITY

Projected income sensitivity is measured as the change in spread between projected 24-month return on average capital stock (ROACS) and average projected three-month LIBOR. Effective July 1, 2020, we began utilizing SOFR as our reference rate. We monitored and managed projected 24-month income sensitivity in an effort to limit the short-term earnings volatility of the Bank. The projected 24-month income sensitivity was based on the forward interest rates, business, and risk management assumptions.

Our primary income sensitivity policy specifies a limit on our change in 24-month projected ROACS spread to average projected three-month LIBOR from base spread for the up and down 100 and 200 basis points parallel interest rate change scenarios. In addition, our income sensitivity policy specifies a limit for the up and down 100 basis points non-parallel interest rate change scenarios. Additionally, there is a limit on our change from base ROACS of -250 basis points for certain basis shock scenarios to limit basis risk exposure. Any policy limit breach requires a prompt action to address the measure outside of the policy limit. We were in compliance with the projected 24-month income sensitivity policy limits as of June 30, 2020, and December 31, 2019. For more information on our Projected Income Sensitivity, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Projected Income Sensitivity” in our 2019 Form 10-K.

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

We are required by regulation to obtain sufficient collateral to fully secure our advances and other credit products. The estimated value of the collateral required to secure each borrower’s credit products is calculated by applying collateral discounts, or haircuts, to the unpaid principal or market value, as applicable, of the collateral. We also have policies and procedures for validating the reasonableness of our collateral valuations. In addition, we perform collateral verifications and on-site reviews based on the risk profile of the borrower. Management believes that these policies effectively manage our credit risk from advances.

Eligible collateral includes:

•	fully disbursed whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages;

•	loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae;

•	cash deposited with us; and

•
other real estate-related collateral acceptable to us, such as second lien mortgages, home equity lines of credit, tax-exempt municipal securities, and commercial real estate mortgages, provided such collateral has a readily ascertainable value and we can perfect a security interest in it.

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

Although management has policies and procedures in place to manage credit risk, we may be exposed to this risk if our outstanding advance value exceeds the liquidation value of our collateral. We mitigate this risk by applying collateral discounts or haircuts to the unpaid principal balance or market value, as applicable, of the collateral to determine the advance equivalent value of the collateral securing each borrower’s obligation. The amount of these discounts will vary based on the type of collateral and security agreement. We determine these discounts or haircuts using data based upon historical price changes, discounted cash flow analyses, and loan level modeling.

As a result of recent stressed market conditions stemming from COVID-19, we are taking additional steps to monitor our credit risk on advances. These steps include increased frequency of collateral valuation and identifying, analyzing, and monitoring borrowers with higher risk profiles.

At June 30, 2020 and December 31, 2019, borrowers pledged $303.5 billion and $329.4 billion of collateral (net of applicable discounts) to support activity with us, including advances. At June 30, 2020 and December 31, 2019, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

The following table shows our total exposure, including advances, as well as the collateralization percentage of outstanding exposure by borrower type (dollars in millions):

	June 30, 2020		December 31, 2019
	Sum of Total Exposure	% Collateralized	Sum of Total Exposure	% Collateralized
Commercial banks	$34,782	600%	$57,455	421%
Savings institutions	901	707	1,431	432
Credit unions	6,611	396	6,678	360
Non-captive insurance companies	24,935	148	20,846	145
Captive insurance companies	609	126	3,798	100
CDFIs	21	110	14	170
Housing associates	74	149	100	172
Non-member borrowers	220	142	273	146
Total borrowers	$68,153	410%	$90,595	339%

We evaluate advances for credit losses on a quarterly basis. We adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. We have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of June 30, 2020. For the same reasons, we did not record any allowance for credit losses for our advances at December 31, 2019. Refer to “Item 1. Financial Statements — Note 4 — Advances” for additional information.

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

As a result of recent deteriorating market and economic conditions stemming from COVID-19, we may be subject to increased credit risk on our mortgage loan portfolio. To assist homeowners affected by the current economic conditions, we have implemented several programs, including temporary mortgage payment forbearance and a temporary moratorium on foreclosures and evictions. The extent to which these programs will impact our mortgage portfolio and results of operations will depend on the number of homeowners who partake in these programs in the months to come. In the second quarter of 2020, we also elected to apply the troubled debt restructuring (TDR) relief provided by the CARES Act on our conventional mortgage loan portfolio. For additional information on the CARES Act and activity, refer to “Item 1. Financial Statements — Note 5 — Mortgage Loans Held for Portfolio.”

The following table presents the unpaid principal balance of our mortgage loan portfolio by product type (dollars in millions):

Product Type	June 30, 2020	December 31, 2019
Conventional	$8,617	$8,712
Government	499	496
Total mortgage loan unpaid principal balance	$9,116	$9,208

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

At both June 30, 2020 and December 31, 2019, the allowance for credit losses on our conventional loans was $1 million.

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

We have never experienced a credit loss on our government-insured mortgage loans. At June 30, 2020 and December 31, 2019, we determined no allowance for credit losses was necessary on our government-insured mortgage loans.

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

In light of recent market volatility stemming from COVID-19, we are taking additional steps to monitor our credit risk on investments. These steps include temporarily suspending business to Bank counterparties with increased credit risk and performing additional analysis on our unsecured portfolios. In addition, we will continue to monitor market volatility and counterparty ratings, counterparty pricing, news, sovereign and counterparty research, market research and articles, and other COVID-19 analysis.

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At June 30, 2020, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of eligible regulatory capital and the counterparty’s overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for extensions of unsecured credit, excluding overnight federal funds sold, ranges from three to 15 percent based on the counterparty’s credit rating. Our total unsecured exposure to a counterparty, including overnight federal funds sold, may not exceed twice that amount, or a total of six to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. At June 30, 2020, we were in compliance with the regulatory limits established for unsecured credit.

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

At June 30, 2020, our unsecured short-term investment exposure consisted of overnight federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile at June 30, 2020 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
U.S. branches and agency offices of foreign commercial banks
Australia	$600	$—	$600
Canada	500	2,400	2,900
Finland	600	—	600
Germany	600	—	600
Netherlands	—	515	515
Norway	550	—	550
Sweden	600	600	1,200
Total U.S. branches and agency offices of foreign commercial banks	3,450	3,515	6,965
Total unsecured short-term investment exposure	$3,450	$3,515	$6,965

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

Investment Ratings

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	June 30, 2020
	Credit Rating[1]
	AAA	AA	A	BBB	BB or Lower	Unrated[2]	Total
Interest-bearing deposits	$—	$1	$—	$—	$—	$—	$1
Securities purchased under agreements to resell	—	—	750	—	—	2,550	3,300
Federal funds sold	—	3,450	3,515	—	—	—	6,965
Investment securities:
Mortgage-backed securities
GSE single-family	—	2,091	—	—	—	—	2,091
GSE multifamily	—	8,980	—	—	—	—	8,980
U.S. obligations single-family[3]	—	3,824	—	—	—	—	3,824
U.S. obligations commercial[3]	—	1	—	—	—	—	1
Private-label residential	—	4	1	1	1	—	7
Total mortgage-backed securities	—	14,900	1	1	1	—	14,903
Non-mortgage-backed securities
U.S. Treasury obligations[3]	—	4,117	—	—	—	—	4,117
Other U.S. obligations[3]	—	1,984	—	—	—	—	1,984
GSE and Tennessee Valley Authority obligations	—	1,563	—	—	—	—	1,563
State or local housing agency obligations	723	199	—	—	—	—	922
Other	469	91	—	—	—	—	560
Total non-mortgage-backed securities	1,192	7,954	—	—	—	—	9,146
Total investments	$1,192	$26,305	$4,266	$1	$1	$2,550	$34,315

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

We evaluate investments for credit losses on a quarterly basis. We adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. At June 30, 2020, we determined no allowance for credit losses was necessary on our investments. Refer to “Item 1. Financial Statements — Note 3 — Investments” for additional information our allowance for credit losses.

Mortgage-Backed Securities

We limit our purchases of MBS to those guaranteed by the U.S. Government or issued by a GSE. Our risk management policies prohibit new purchases of private-label MBS. We perform ongoing analysis on these investments to determine potential credit issues. At June 30, 2020 and December 31, 2019, we owned $14.9 billion and $14.6 billion of MBS, of which over 99 percent were guaranteed by the U.S. Government or issued by GSEs and less than one percent were private-label MBS at each period end.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	June 30, 2020
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
AA2	$168	$—	$—	$—
Cleared derivatives[3]	31,507	6	248	254
Liability positions with credit exposure
Uncleared derivatives
A	4,519	(302)	305	3
BBB	1,219	(76)	77	1
Total derivative positions with credit exposure to non-member counterparties	37,413	(372)	630	258
Member institutions[2,4]	119	—	—	—
Total	37,532	$(372)	$630	$258
Derivative positions without credit exposure	755
Total notional	$38,287

1	Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.

2	Net credit exposure is less than $1 million.

3
Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing's parent, CME Group Inc. was rated Aa3 by Moody's and AA- by Standard and Poor's at June 30, 2020.

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

3
Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing's parent, CME Group Inc. was rated Aa3 by Moody's and AA- by Standard and Poor’s at December 31, 2019.

4	Represents mortgage loan purchase commitments with our member institutions.

Consistent with the additional analysis and monitoring on our other Bank products, we are taking additional steps to monitor our derivatives’ credit risk given the recent market volatility stemming from COVID-19. In addition, we will continue to monitor market volatility and counterparty ratings, counterparty pricing, news, sovereign and counterparty research, market research and articles, and other COVID-19 analysis.

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

In response to the outbreak of COVID-19, the majority of our employees continue to work remotely, with only operationally essential employees working on site at our offices. In addition, many of our members, vendors, and regulators are working remotely. While our operations have changed as a result of the global pandemic, we currently do not believe the current working arrangement creates additional operational risk. Refer to “Item 1A. Risk Factors” for additional information.

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

Information security risk includes the risk that cyber incidents could result in a failure or interruption of our business operations. We have not experienced any such disruption with a material adverse impact. However, we do rely heavily on internal and third-party information systems and other technology to conduct and manage our business and any disruptions to those items could have a material adverse impact on our financial condition and results of operations. We mitigate cybersecurity risk utilizing the concept of defense in depth, where multiple layers of security controls are implemented. Administrative, physical, and logical controls are in place for identifying, monitoring, and controlling system access, sensitive data, and system changes. In addition, we employ thorough security testing and training that includes regular third party facilitated penetration testing, as well as mandatory staff training on cyber risks. Given the importance of cybersecurity and ever-increasing sophistication of potential cyber-attacks, we expect to continue to strengthen our cyber-defenses. As a result of the control deficiencies previously discussed, two material weaknesses remain related to IT. For additional information, refer to “Item 4. Controls and Procedures.”

Compliance Risk

We define compliance risk as the risk of violations of laws, rules, regulations, regulatory and supervisory guidance, and internal policies and procedures. Our Legal and Compliance departments are responsible for coordinating with our various business units in connection with its identification, evaluation, and mitigation of our compliance risks.

Strategic Risk

We define strategic risk as the risk arising from adverse strategic business decisions, poor implementation and/or execution of strategic plans, or a disproportionate response to changes in the industry and operating environment. We consider legislative and reputational risks to be components of strategic risk. From time to time, proposals are made, or legislative and regulatory changes are considered, which could affect our cost of doing business or other aspects of our business. We mitigate strategic risk through strategic business planning and monitoring of our external and internal environment. For additional information on some of the more important risks we face, refer to “Item 1A. Risk Factors.”

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, and management’s identification of material weaknesses in our internal control over financial reporting described below, our President and CEO, and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2020.
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

1.
Management has re-evaluated IT governance and controls and has updated procedures related to user access management. During 2019, we designed enhanced user access controls. These controls are designed to ensure appropriate segregation of duties and adequate restrictions on user and privileged access to the Bank’s IT applications, programs, and data. These controls were implemented during the first quarter of 2020. Testing of these new controls began during the second quarter of 2020 and will continue for the remainder of the year.

2.
Management has re-evaluated IT governance and controls and has updated procedures related to IT change management. During 2019, we designed and implemented enhanced IT change management controls. These controls are designed to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately. Testing of these new controls began during the second quarter of 2020 and will continue for the remainder of the year.

3.
During 2019, training was provided to IT personnel and business process owners focusing on controls related to user access and IT change management. Additional training will be provided later in 2020 focusing on the execution of user access and IT change management controls, intended to ensure understanding of Bank policies and procedures.

Management believes that the measures described above should be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. We cannot assure you, however, that these steps will remediate such weaknesses, nor can we be certain of the timing or whether additional actions will be required or the costs of any such actions.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Of the 11 cases initially filed, nine have been settled and one has been dismissed in part and settled in part. For the one remaining case pending in the Superior Court, the aggregate consideration paid for the related security is $200 million and trial is scheduled for October 19, 2020.

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
During the six months ended June 30, 2020, we settled a private-label MBS claim and recognized $56 million in net gains on litigation settlements. During the three months ended June 30, 2020 and three and six months ended June 30, 2019, we did not record any net gains on litigation settlements. On July 7, 2020, we entered into a settlement agreement with one of the defendants for the aggregate amount of approximately $11 million (after netting certain legal fees and expenses).

ITEM 1A. RISK FACTORS

Other than the risk factor described below, there have been no material changes to our risk factors set forth in our 2019 10-K during the six months ended June 30, 2020.

COVID-19 and related developments have created and may continue to create substantial economic and financial disruptions and uncertainties as well as operational challenges, which could heighten many of the risks we face and adversely impact our business, financial condition, and results of operations.

The outbreak of COVID-19, and governmental and public actions taken in response (such as shelter-in-place, stay-at-home, or similar orders, travel restrictions, and business shutdowns), have significantly reduced economic activity and created substantial uncertainty about the future economic environment. In addition, COVID-19 and related developments have resulted in substantial disruptions in the financial markets, including dramatic increases in market volatilities from time to time. There are no comparable recent events that provide guidance as to the effect that COVID-19 may have and, as a result, the ultimate impact of the outbreak, including the depth of the economic downturn and the timing and shape of the economic recovery, is highly uncertain. This could heighten many of the risks we face, as described in Item 1A. Risk Factors in our 2019 Form 10-K, and adversely impact our business, financial condition, results of operations and the dividends we pay.

CREDIT AND MARKET RISK

A prolonged economic downturn, or periods of significant economic and financial disruptions and uncertainties, resulting from COVID-19 may lead to continued reduced demand for advances, which could negatively impact our financial condition and results of operations, increased risk of counterparty defaults and increased risk of our Bank’s credit losses. For example, credit losses may result in a decrease in the value of collateral securing our advances or of mortgage loans or due to member financial difficulties or member failures. In addition, due to the recent turmoil in the financial markets associated with COVID-19, some financial institutions have experienced financial difficulties. Our risk of credit losses may be exacerbated by a downturn in the housing markets, including higher delinquencies from rising unemployment and the effect of mortgage forbearance and other relief as well as financial difficulties or failures of mortgage servicers.

The disruptions to interest rates, credit spreads, and the availability of funds in the fixed income market in connection with the coronavirus pandemic have also adversely affected, and may continue to adversely affect, our cost of funding or access to funding, as well as the valuation of and the yields on our assets. This, coupled with changes in member demand for advances from time to time, may result in challenges in our ability to manage our assets and liabilities, including the pricing of advances and the funding gap, and may adversely impact our profitability and liquidity. In particular, the effects of COVID-19 on our cost of funding and the yields on our assets, as well as our need to maintain sufficient liquidity in order to meet member demand, have contributed to and may continue to cause compression in our net interest income and net interest margin. To the extent interest rates continue to be low or negative interest rates arise, our business and profitability may be adversely impacted.

OPERATIONAL RISK

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective December 13, 2018[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended and approved by the Federal Housing Finance Agency on May 31, 2015[1]
10.1	Federal Home Loan Bank of Des Moines 2020 Executive Incentive Plan Document, effective January 1, 2020[3]
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

1	Incorporated by reference from our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

2	Incorporated by reference from our Form 8-K filed with the SEC on December 17, 2018 (Commission File No. 000-51999).

3	Incorporated by reference from our Form 8-K filed with the SEC on July 6, 2020 (Commission File No. 000-51999).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	August 11, 2020

By:	/s/ Kristina K. Williams
Kristina K. Williams President and Chief Executive Officer

By:	/s/ Donna S. Stone
Donna S. Stone Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)