Form 10-Q
period 2020-09-30
Federal Home Loan Bank of Des Moines
filed 2020-11-10
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2020
Class B Stock, par value $100	34,232,662

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$788	$1,029
Interest-bearing deposits (Note 3)	436	1
Securities purchased under agreements to resell (Note 3)	3,300	13,950
Federal funds sold (Note 3)	5,600	4,605
Investment securities (Note 3)
Trading securities	5,040	888
Available-for-sale securities (amortized cost of $16,353 and $16,603)	16,361	16,651
Held-to-maturity securities (fair value of $2,079 and $2,439)	1,968	2,370
Total investment securities	23,369	19,909
Advances (Note 4)	48,462	80,360
Mortgage loans held for portfolio, net of allowance for credit losses of $3 and $1 (Note 5)	8,733	9,334
Accrued interest receivable	110	195
Derivative assets, net (Note 6)	242	102
Other assets	114	118
TOTAL ASSETS	$91,154	$129,603
LIABILITIES
Deposits
Interest-bearing	$1,309	$987
Non-interest-bearing	305	125
Total deposits	1,614	1,112
Consolidated obligations (Note 7)
Discount notes	30,928	29,531
Bonds	52,343	91,553
Total consolidated obligations	83,271	121,084
Mandatorily redeemable capital stock (Note 8)	54	206
Accrued interest payable	181	252
Affordable Housing Program payable	169	157
Derivative liabilities, net (Note 6)	—	1
Other liabilities	69	65
TOTAL LIABILITIES	85,358	122,877
Commitments and contingencies (Note 10)
CAPITAL (Note 8)
Capital stock - Class B putable ($100 par value); 34 and 45 issued and outstanding shares	3,432	4,517
Retained earnings
Unrestricted	1,790	1,661
Restricted	569	504
Total retained earnings	2,359	2,165
Accumulated other comprehensive income (loss)	5	44
TOTAL CAPITAL	5,796	6,726
TOTAL LIABILITIES AND CAPITAL	$91,154	$129,603

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
INTEREST INCOME
Advances	$185	$569	$815	$1,997
Interest-bearing deposits	—	1	1	2
Securities purchased under agreements to resell	1	57	32	139
Federal funds sold	2	37	30	122
Trading securities	13	7	36	22
Available-for-sale securities	33	118	170	394
Held-to-maturity securities	7	19	31	63
Mortgage loans held for portfolio	58	72	203	211
Total interest income	299	880	1,318	2,950
INTEREST EXPENSE
Consolidated obligations - Discount notes	10	166	163	684
Consolidated obligations - Bonds	147	579	780	1,810
Deposits	—	4	1	12
Mandatorily redeemable capital stock	1	2	5	9
Total interest expense	158	751	949	2,515
NET INTEREST INCOME	141	129	369	435
Provision (reversal) for credit losses on mortgage loans	2	—	2	—
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	139	129	367	435
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(10)	8	26	36
Net gains (losses) on derivatives and hedging activities	1	(12)	(52)	(45)
Gains on litigation settlements, net	64	—	120	—
Other, net	10	7	22	20
Total other income (loss)	65	3	116	11
OTHER EXPENSE
Compensation and benefits	18	16	53	48
Contractual services	4	4	12	12
Professional fees	4	9	20	24
Other operating expenses	5	8	16	24
Federal Housing Finance Agency	3	2	8	7
Office of Finance	2	2	5	5
Other, net	1	2	5	5
Total other expense	37	43	119	125
NET INCOME BEFORE ASSESSMENTS	167	89	364	321
Affordable Housing Program assessments	16	9	36	33
NET INCOME	$151	$80	$328	$288

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$151	$80	$328	$288
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	64	(17)	(40)	(48)
Pension and postretirement benefits	1	—	1	—
Total other comprehensive income (loss)	65	(17)	(39)	(48)
TOTAL COMPREHENSIVE INCOME (LOSS)	$216	$63	$289	$240

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)
	Shares	Par Value
BALANCE, JUNE 30, 2019	53	$5,304
Comprehensive income (loss)	—	—
Proceeds from issuance of capital stock	19	1,869
Repurchases/redemptions of capital stock	(25)	(2,497)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—
Cash dividends on capital stock	—	—
BALANCE, SEPTEMBER 30, 2019	47	$4,676

BALANCE, JUNE 30, 2020	38	$3,802
Comprehensive income (loss)	—	—
Proceeds from issuance of capital stock	3	294
Repurchases/redemptions of capital stock	(7)	(664)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—
Cash dividends on capital stock	—	—
BALANCE, SEPTEMBER 30, 2020	34	$3,432

BALANCE, DECEMBER 31, 2018	54	$5,414
Comprehensive income (loss)	—	—
Proceeds from issuance of capital stock	54	5,378
Repurchases/redemptions of capital stock	(61)	(6,107)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(9)
Cash dividends on capital stock	—	—
BALANCE, SEPTEMBER 30, 2019	47	$4,676

BALANCE, DECEMBER 31, 2019	45	$4,517
Adjustment for cumulative effect of accounting change (Note 2)	—	—
Comprehensive income (loss)	—	—
Proceeds from issuance of capital stock	29	2,915
Repurchases/redemptions of capital stock	(40)	(3,994)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(6)
Partial recovery of prior capital distribution to Financing Corporation (Note 8)	—	—
Cash dividends on capital stock	—	—
BALANCE, SEPTEMBER 30, 2020	34	$3,432

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL (continued from previous page)
(dollars and shares in millions)
(Unaudited)

	Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Unrestricted	Restricted	Total
BALANCE, JUNE 30, 2019	$1,652	$468	$2,120	$53	$7,477
Comprehensive income (loss)	64	16	80	(17)	63
Proceeds from issuance of capital stock	—	—	—	—	1,869
Repurchases/redemptions of capital stock	—	—	—	—	(2,497)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	—
Cash dividends on capital stock	(69)	—	(69)	—	(69)
BALANCE, SEPTEMBER 30, 2019	$1,647	$484	$2,131	$36	$6,843

BALANCE, JUNE 30, 2020	$1,718	$539	$2,257	$(60)	$5,999
Comprehensive income (loss)	121	30	151	65	216
Proceeds from issuance of capital stock	—	—	—	—	294
Repurchases/redemptions of capital stock	—	—	—	—	(664)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	—
Cash dividends on capital stock	(49)	—	(49)	—	(49)
BALANCE, SEPTEMBER 30, 2020	$1,790	$569	$2,359	$5	$5,796

BALANCE, DECEMBER 31, 2018	$1,623	$427	$2,050	$84	$7,548
Comprehensive income (loss)	231	57	288	(48)	240
Proceeds from issuance of capital stock	—	—	—	—	5,378
Repurchases/redemptions of capital stock	—	—	—	—	(6,107)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(9)
Cash dividends on capital stock	(207)	—	(207)	—	(207)
BALANCE, SEPTEMBER 30, 2019	$1,647	$484	$2,131	$36	$6,843

BALANCE, DECEMBER 31, 2019	$1,661	$504	$2,165	$44	$6,726
Adjustment for cumulative effect of accounting change (Note 2)	1	—	1	—	1
Comprehensive income (loss)	263	65	328	(39)	289
Proceeds from issuance of capital stock	—	—	—	—	2,915
Repurchases/redemptions of capital stock	—	—	—	—	(3,994)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	(6)
Partial recovery of prior capital distribution to Financing Corporation (Note 8)	26	—	26	—	26
Cash dividends on capital stock	(161)	—	(161)	—	(161)
BALANCE, SEPTEMBER 30, 2020	$1,790	$569	$2,359	$5	$5,796

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$328	$288
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	(21)	(85)
Net (gains) losses on trading securities	(26)	(36)
Net change in derivatives and hedging activities	(329)	(96)
Other adjustments	8	4
Net change in:
Accrued interest receivable	37	(11)
Other assets	3	(5)
Accrued interest payable	(71)	11
Other liabilities	17	5
Total adjustments	(382)	(213)
Net cash provided by (used in) operating activities	(54)	75
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(727)	(219)
Securities purchased under agreements to resell	10,650	(3,300)
Federal funds sold	(995)	(1,485)
Trading securities
Proceeds from sales	2,949	—
Proceeds from maturities and paydowns	493	50
Purchases	(7,568)	—
Available-for-sale securities
Proceeds from maturities and paydowns	1,822	1,981
Purchases	(1,280)	—
Held-to-maturity securities
Proceeds from maturities and paydowns	392	371
Advances
Repaid	156,489	222,201
Originated	(124,219)	(200,553)
Mortgage loans held for portfolio
Principal collected	2,326	1,024
Purchased	(1,753)	(2,152)
Other investing activities, net	(4)	(5)
Net cash provided by (used in) investing activities	38,575	17,913

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
FINANCING ACTIVITIES
Net change in deposits	503	173
Borrowings from other FHLBanks	—	(500)
Net proceeds from issuance of consolidated obligations
Discount notes	129,774	93,081
Bonds	28,638	44,913
Payments for maturing and retiring consolidated obligations
Discount notes	(128,303)	(109,141)
Bonds	(68,002)	(45,426)
Proceeds from issuance of capital stock	2,915	5,378
Proceeds from issuance of mandatorily redeemable capital stock	18	1
Payments for repurchases/redemptions of capital stock	(3,994)	(6,107)
Payments for repurchases/redemptions of mandatorily redeemable capital stock	(176)	(63)
Partial recovery of prior capital distribution to Financing Corporation	26	—
Cash dividends paid	(161)	(207)
Net cash provided by (used in) financing activities	(38,762)	(17,898)
Net increase (decrease) in cash and due from banks	(241)	90
Cash and due from banks at beginning of the period	1,029	119
Cash and due from banks at end of the period	$788	$209

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$1,151	$2,637
Affordable Housing Program payments	24	28
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	45	95
Transfers of mortgage loans to other assets	—	2
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	6	9
Initial right-of-use lease asset recognition	—	3
Initial lease liability recognition	—	3

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Background Information

The Federal Home Loan Bank of Des Moines (the Bank) is a federally chartered corporation that is exempt from all federal, state, and local taxation (except real property taxes and certain employer payroll taxes) and is one of 11 district Federal Home Loan Banks (FHLBanks). The FHLBanks are government-sponsored enterprises (GSEs) and were created under the authority of the Federal Home Loan Bank Act of 1932 (FHLBank Act) in order to serve the public by enhancing the availability of funds for residential mortgages and targeted community development. The Bank is regulated by the Federal Housing Finance Agency (Finance Agency).

The Bank is a cooperative, meaning it is owned by its customers, whom the Bank calls members. As a condition of membership in the Bank, all members must purchase and maintain capital stock to support business activities with the Bank. In return, the Bank provides a readily available source of funding and liquidity to its member institutions and eligible housing associates in Alaska, Hawaii, Idaho, Iowa, Minnesota, Missouri, Montana, North Dakota, Oregon, South Dakota, Utah, Washington, Wyoming, and the U.S. Pacific territories of American Samoa, Guam, and the Commonwealth of the Northern Mariana Islands. Commercial banks, savings institutions, credit unions, insurance companies, and community development financial institutions (CDFIs) may apply for membership. State and local housing associates that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not permitted to hold capital stock. All stockholders, including current and former members, may receive dividends on their capital stock investment to the extent declared by the Bank’s Board of Directors.

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

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the nine months ended September 30, 2020, with the exception of the policies noted below. Descriptions of all significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in the 2019 Form 10-K.

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

The Bank measures expected credit losses on mortgage loans on a collective basis, pooling loans with similar risk characteristics. If a mortgage loan no longer shares risk characteristics with other loans, it is removed from the pool and evaluated for expected credit losses on an individual basis. When developing the allowance for credit losses, the Bank measures the estimated loss over the remaining life of a mortgage loan, which also considers how the Bank’s credit enhancements mitigate credit losses. The allowance excludes uncollectible accrued interest receivable, as the Bank writes off accrued interest receivable by reversing interest income if a mortgage loan is placed on non-accrual status.

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
•The statement of income to reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period.

•Entities to determine the allowance for credit losses for purchased financial assets with a more-than-insignificant amount of purchased credit deterioration since origination that is measured at amortized cost in a similar manner to other financial assets measured at amortized cost. The initial allowance for credit losses is required to be added to the purchase price of the assets acquired.

•Entities to record credit losses relating to AFS debt securities through an allowance for credit losses. The amendments limit the allowance for credit losses to the amount by which fair value is below amortized cost.

•Public entities to further disaggregate the current disclosure of credit quality indicators in relation to the amortized cost of financing receivables by the year of origination (i.e., vintage).

The FASB issued subsequent amendments to clarify the scope of the credit losses standard and address issues including, but not limited to, accrued interest receivable balances, recoveries, variable interest rates and prepayments. All of this guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2020 and was adopted on a modified retrospective basis. Upon adoption, the Bank recorded no credit losses on its advances, standby letters of credit, and other extensions of credit to borrowers as well as its investment portfolio. For its mortgage loans held for portfolio, the Bank recorded a $1 million decrease in its allowance for credit losses through a cumulative effect adjustment to retained earnings on January 1, 2020. This decrease was attributable to recoveries on mortgage loans that were previously written down and have had their collateral values subsequently improve, partially offset by the incorporation of lifetime credit losses on its mortgage loan portfolio.

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

INTEREST-BEARING DEPOSITS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND FEDERAL FUNDS SOLD

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a Nationally Recognized Statistical Rating Organization (NRSRO). At September 30, 2020, none of these investments were with counterparties rated below triple-B; however, approximately 35 percent were secured securities purchased under agreements to resell with unrated counterparties. These may differ from any internal ratings of the investments by the Bank.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At September 30, 2020 and December 31, 2019, no allowance for credit losses was recorded for interest-bearing deposits and federal funds sold as all assets were repaid or expected to be repaid according to their contractual terms. Carrying values of interest-bearing deposits and federal funds sold excluded accrued interest receivable of less than $1 million as of September 30, 2020 and December 31, 2019.

Securities purchased under agreements to resell are secured, short-term, and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at September 30, 2020 and December 31, 2019. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of less than $1 million and $2 million as of September 30, 2020 and December 31, 2019.

DEBT SECURITIES

The Bank invests in debt securities, which are classified as either trading, AFS, or HTM. Within these investments, the Bank is subject to credit risk related to private-label mortgage-backed securities (MBS) that are supported by underlying mortgage or asset-backed loans. The Bank is prohibited by Finance Agency regulations from purchasing certain higher-risk securities, such as equity securities and debt instruments that are not investment quality. Exceptions are allowed for certain investments targeted at low-income persons or communities, and instruments that experience credit deterioration after their purchase by the Bank.

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	September 30, 2020	December 31, 2019
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$4,212	$—
Other U.S. obligations[1]	115	150
GSE and Tennessee Valley Authority obligations	65	60
Other[2]	262	259
Total non-mortgage-backed securities	4,654	469
Mortgage-backed securities
GSE multifamily	386	419
Total fair value	$5,040	$888

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

2    Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

During the three and nine months ended September 30, 2020, the Bank sold trading securities and realized net gains of less than $1 million. The Bank did not sell any trading securities during the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2020, the Bank recorded net unrealized losses of $10 million and net unrealized gains of $26 million on its trading securities held at period end compared to net unrealized gains of $8 million and $36 million for the same periods in 2019.

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	September 30, 2020
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$1,766	$4	$(11)	$1,759
GSE and Tennessee Valley Authority obligations	1,020	16	—	1,036
State or local housing agency obligations	736	—	(24)	712
Other[3]	292	10	—	302
Total non-mortgage-backed securities	3,814	30	(35)	3,809
Mortgage-backed securities
U.S. obligations single-family[2]	3,673	15	(2)	3,686
GSE single-family	507	5	(1)	511
GSE multifamily	8,359	35	(39)	8,355
Total mortgage-backed securities	12,539	55	(42)	12,552
Total	$16,353	$85	$(77)	$16,361

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $26 million at September 30, 2020.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

3    Consists of taxable municipal bonds and/or Private Export Funding Corporation (PEFCO) bonds.

AFS securities by major security type were as follows (dollars in millions):

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

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $42 million at December 31, 2019.

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

	September 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$550	$(3)	$747	$(8)	$1,297	$(11)
State or local housing agency obligations	403	(16)	296	(8)	699	(24)
Total non-mortgage-backed securities	953	(19)	1,043	(16)	1,996	(35)
Mortgage-backed securities
U.S. obligations single-family[1]	205	—	649	(2)	854	(2)
GSE single-family	—	—	78	(1)	78	(1)
GSE multifamily	1,668	(10)	3,694	(29)	5,362	(39)
Total mortgage-backed securities	1,873	(10)	4,421	(32)	6,294	(42)
Total	$2,826	$(29)	$5,464	$(48)	$8,290	$(77)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$196	$—	$706	$(1)	$902	$(1)
State or local housing agency obligations	57	—	344	(5)	401	(5)
Total non-mortgage-backed securities	253	—	1,050	(6)	1,303	(6)
Mortgage-backed securities
U.S. obligations single-family[1]	169	—	564	(2)	733	(2)
GSE single-family	133	—	104	(1)	237	(1)
GSE multifamily	2,001	(8)	2,766	(10)	4,767	(18)
Total mortgage-backed securities	2,303	(8)	3,434	(13)	5,737	(21)
Total	$2,556	$(8)	$4,484	$(19)	$7,040	$(27)

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	September 30, 2020		December 31, 2019
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$9	$9	$92	$92
Due after one year through five years	2,179	2,183	2,099	2,110
Due after five years through ten years	864	861	1,294	1,302
Due after ten years	762	756	708	724
Total non-mortgage-backed securities	3,814	3,809	4,193	4,228
Mortgage-backed securities	12,539	12,552	12,410	12,423
Total	$16,353	$16,361	$16,603	$16,651

Net Gains (Losses) from Sale of AFS Securities

During the three and nine months ended September 30, 2020 and 2019, the Bank did not sell any AFS securities.

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	September 30, 2020
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$380	$102	$—	$482
State or local housing agency obligations	207	2	(1)	208
Total non-mortgage-backed securities	587	104	(1)	690
Mortgage-backed securities
U.S. obligations single-family[2]	4	—	—	4
GSE single-family	1,371	9	(1)	1,379
Private-label	6	—	—	6
Total mortgage-backed securities	1,381	9	(1)	1,389
Total	$1,968	$113	$(2)	$2,079

	December 31, 2019
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$384	$72	$—	$456
State or local housing agency obligations	221	1	(1)	221
Total non-mortgage-backed securities	605	73	(1)	677
Mortgage-backed securities
U.S. obligations single-family[2]	5	—	—	5
U.S. obligations commercial[2]	1	—	—	1
GSE single-family	1,752	4	(7)	1,749
Private-label	7	—	—	7
Total mortgage-backed securities	1,765	4	(7)	1,762
Total	$2,370	$77	$(8)	$2,439

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $11 million and $7 million as of September 30, 2020 and December 31, 2019.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	September 30, 2020		December 31, 2019
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after five years through ten years	$451	$504	$412	$446
Due after ten years	136	186	193	231
Total non-mortgage-backed securities	587	690	605	677
Mortgage-backed securities	1,381	1,389	1,765	1,762
Total	$1,968	$2,079	$2,370	$2,439

Net Gains (Losses) from Sale of HTM Securities

During the three and nine months ended September 30, 2020 and 2019, the Bank did not sell any HTM securities.

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

AFS and HTM Securities (Excluding Private-label MBS)

The Bank’s AFS and HTM securities may include, but are not limited to, certificates of deposit, commercial paper, U.S. obligations, GSE and Tennessee Valley Authority (TVA) obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. The Bank only purchases securities considered investment quality. Excluding private-label MBS, at September 30, 2020, all of the Bank’s AFS securities and HTM securities, based on amortized cost, were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At September 30, 2020, certain AFS securities held by the Bank were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the Bank has not experienced any payment defaults on the instruments. In addition, substantially all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these AFS securities at September 30, 2020.

The Bank evaluates its HTM securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of September 30, 2020, the Bank had no allowance for credit losses recorded on its HTM securities because the securities: (i) were all highly-rated, (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of U.S. obligations and GSE and TVA obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Private-label MBS

The Bank holds investments in private-label MBS classified as HTM. As of September 30, 2020, these investments represented less than one percent of the Bank’s HTM portfolio and approximately 69 percent of these securities, based on amortized cost, were rated single-A, or above, by an NRSRO. As of September 30, 2020, the Bank had no allowance for credit losses recorded on its private-label MBS because the securities (i) were highly-rated and/or (ii) had not experienced, nor did the Bank expect, any payment default on the instruments.

Note 4 — Advances

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	September 30, 2020		December 31, 2019
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Overdrawn demand deposit accounts[2]	$—	1.30%	$1	2.73%
Due in one year or less	14,093	1.02	35,432	1.97
Due after one year through two years	9,379	1.83	21,959	2.23
Due after two years through three years	9,590	1.43	8,693	2.33
Due after three years through four years	6,886	1.65	5,109	2.51
Due after four years through five years	4,570	1.20	5,978	2.17
Thereafter	3,397	2.26	3,013	2.72
Total par value	47,915	1.46%	80,185	2.16%
Premiums	21		25
Discounts	(4)		(6)
Fair value hedging adjustments	530		156
Total	$48,462		$80,360

1    Excludes accrued interest receivable of $15 million and $91 million as of September 30, 2020 and December 31, 2019.

2    The amount at September 30, 2020 was less than $1 million.

The following table summarizes advances by year of redemption term or next call date for callable advances, and by year of redemption term or next put date for putable advances (dollars in millions):

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Overdrawn demand deposit accounts	$—	$1	$—	$1
Due in one year or less	24,216	53,156	15,125	36,278
Due after one year through two years	7,486	11,967	9,383	22,101
Due after two years through three years	5,819	5,427	9,615	8,730
Due after three years through four years	4,676	3,802	5,951	5,004
Due after four years through five years	2,445	3,461	4,455	5,069
Thereafter	3,273	2,371	3,386	3,002
Total par value	$47,915	$80,185	$47,915	$80,185
The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At September 30, 2020 and December 31, 2019, the Bank had callable advances outstanding totaling $10.5 billion and $25.5 billion.

The Bank holds certain putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on the predetermined exercise dates. Generally, these put options are exercised when interest rates increase relative to contractual rates. At both September 30, 2020 and December 31, 2019, the Bank had putable advances outstanding totaling $1.4 billion.

PREPAYMENT FEES

The Bank generally charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. For certain advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of the hedged item fair value hedging adjustments in advance income on the Statements of Income. During the three and nine months ended September 30, 2020, the Bank recorded prepayment fees on advances, net of $45 million and $58 million compared to $2 million and $3 million for the same periods in 2019.

ADVANCE CONCENTRATIONS

The Bank’s advances are concentrated in commercial banks, savings institutions, and insurance companies. At September 30, 2020, the Bank did not have any members who individually held 10 percent or more of the Bank’s advances. At December 31, 2019, the Bank had outstanding advances of $25.5 billion to Wells Fargo Bank, N.A. who individually held 10 percent or more of the Bank’s advances, which represented 32 percent of the total principal amount of outstanding advances.

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

Eligible collateral includes:

•fully disbursed whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages;

•loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Government National Mortgage Association;

•cash deposited with the Bank; and

•other real estate-related collateral acceptable to the Bank, such as second lien mortgages, home equity lines of credit, tax-exempt municipal securities, and commercial real estate mortgages, provided such collateral has a readily ascertainable value and the Bank can perfect a security interest in it.

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its advances. At September 30, 2020 and December 31, 2019, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, as applicable, in excess of its outstanding advances.

As a result of recent stressed market conditions stemming from COVID-19, the Bank is taking additional steps to monitor its credit risk on advances. These steps include increased frequency of collateral valuation and identifying, analyzing, and monitoring borrowers with higher risk profiles.

At September 30, 2020 and December 31, 2019, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. In addition, there were no TDRs related to advances during the nine months ended September 30, 2020 and 2019.

The Bank has never experienced a credit loss on its advances. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on its advances as of September 30, 2020. For the same reasons, the Bank did not record any allowance for credit losses for its advances at December 31, 2019.

Note 5 — Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio includes conventional mortgage loans and government-guaranteed or -insured mortgage loans obtained through the Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago) and the Mortgage Purchase Program (MPP). The MPF program, which represented 98 percent of the Bank’s mortgage loans held for portfolio at both September 30, 2020 and December 31, 2019, involves investment by the Bank in single-family mortgage loans held for portfolio that are either purchased from participating financial institutions (PFIs) or funded by the Bank through PFIs. MPF loans may also be acquired through participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank’s MPF PFIs generally originate, service, and credit enhance mortgage loans that are sold to the Bank. MPF PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the MPF PFI to a designated mortgage service provider.

Under the MPP, the Bank acquired single-family mortgage loans that were purchased directly from MPP PFIs. Similar to the MPF program, MPP PFIs generally originated, serviced, and credit enhanced the mortgage loans sold to the Bank. The MPP program represented two percent of the Bank’s mortgage loans held for portfolio at both September 30, 2020 and December 31, 2019. The Bank does not currently purchase mortgage loans under this program. All loans in this portfolio were originated prior to 2006.

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	September 30, 2020	December 31, 2019
Fixed rate, long-term single-family mortgage loans	$7,435	$8,192
Fixed rate, medium-term[1] single-family mortgage loans	1,177	1,016
Total unpaid principal balance	8,612	9,208
Premiums	114	125
Discounts	(3)	(4)
Basis adjustments from mortgage loan purchase commitments	13	6
Total mortgage loans held for portfolio[2]	8,736	9,335
Allowance for credit losses	(3)	(1)
Total mortgage loans held for portfolio, net	$8,733	$9,334

1    Medium-term is defined as a term of 15 years or less.

2    Excludes accrued interest receivable of $43 million and $48 million as of September 30, 2020 and December 31, 2019.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	September 30, 2020	December 31, 2019
Conventional mortgage loans	$8,117	$8,712
Government-insured mortgage loans	495	496
Total unpaid principal balance	$8,612	$9,208

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

The following tables present the payment status for MPF and MPP conventional mortgage loans (dollars in millions):

	September 30, 2020
	Origination Year
	Prior to 2016	2016 to 2020	Total
Past due 30 - 59 days	$21	$21	$42
Past due 60 - 89 days	13	12	25
Past due 90 - 179 days	38	46	84
Past due 180 days or more	12	1	13
Total past due mortgage loans	84	80	164
Total current mortgage loans	2,193	5,874	8,067
Total amortized cost of mortgage loans[1]	$2,277	$5,954	$8,231

December 31, 2019
Past due 30 - 59 days	$57
Past due 60 - 89 days	14
Past due 90 - 179 days	10
Past due 180 days or more	10
Total past due mortgage loans	91
Total current mortgage loans	8,783
Total recorded investment of mortgage loans[1]	$8,874

1    Amortized cost represents the unpaid principal balance adjusted for unamortized premiums, discounts, basis adjustments, and direct write-downs. Recorded investment at December 31, 2019 includes accrued interest receivable whereas the amortized cost at September 30, 2020 excludes accrued interest receivable.

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

In the second quarter of 2020, the Bank elected to apply the TDR relief provided by the CARES Act on its conventional mortgage loan portfolio. As such, all COVID-19 modifications meeting the provisions of the CARES Act will be excluded from TDR classification and accounting. The Bank had none of these modifications outstanding as of September 30, 2020. COVID-19 modifications that do not meet the provisions of the CARES Act will continue to be assessed for TDR classification.

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

The following table presents the unpaid principal balance of conventional loans in a forbearance plan as a result of COVID-19 (dollars in millions):

September 30, 2020
Past due 30 - 59 days	$9
Past due 60 - 89 days	13
Past due 90 days or more and in non-accrual status	54
Current mortgage loans	9
Total unpaid principal balance[1]	$85

1    These conventional loans in forbearance represent one percent of the Bank’s mortgage loans held for portfolio at September 30, 2020.

The following tables present other delinquency statistics for MPF and MPP mortgage loans (dollars in millions):

	September 30, 2020
Amortized Cost	Conventional	Government-Insured	Total
In process of foreclosure[1]	$4	$1	$5
Serious delinquency rate[2]	1%	2%	1%
Past due 90 days or more and still accruing interest[3]	$—	$11	$11
Non-accrual mortgage loans[4]	$106	$—	$106

	December 31, 2019
Recorded Investment	Conventional	Government- Insured	Total
In process of foreclosure[1]	$5	$1	$6
Serious delinquency rate[2]	—%	1%	—%
Past due 90 days or more and still accruing interest[3]	$—	$7	$7
Non-accrual mortgage loans[4]	$31	$—	$31

1    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.

2    Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total mortgage loans.

3    Represents government-insured mortgage loans that are 90 days or more past due.

4    Represents conventional mortgage loans that are 90 days or more past due or TDRs. As of September 30, 2020, none of these conventional mortgage loans on non-accrual status had an associated allowance for expected credit losses.

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

At September 30, 2020 and December 31, 2019, the Bank’s allowance for credit losses on conventional mortgage loans totaled $3 million and $1 million. As a result of adopting Measurement of Credit Losses on Financial Instruments (ASU 2016-13), the Bank recorded a $1 million decrease in its allowance for credit losses through a cumulative effect adjustment to retained earnings on January 1, 2020. This decrease was attributable to recoveries on conventional mortgage loans that were previously written down and have had their collateral values subsequently improve, partially offset by the incorporation of lifetime credit losses on its mortgage loan portfolio. During the nine months ended September 30, 2020, the Bank’s cash flow model for collectively evaluated loans projected an increase in expected credit losses due primarily to increased loan delinquencies, including those associated with COVID-19 related forbearance plans, and also due to a deceleration in forecasted regional home price appreciation. Expected recoveries of prior charge-offs remained stable during the nine months ended September 30, 2020.

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

The Bank has never experienced a credit loss on its government-insured mortgage loans. As of September 30, 2020, the Bank assessed its servicers and determined there was no expectation that a servicer would fail to remit payments due until paid in full. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at September 30, 2020 and December 31, 2019. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

Derivative financial instruments are used by the Bank to achieve its financial and risk management objectives. The Bank reevaluates its hedging strategies periodically and may change the hedging techniques it uses or may adopt new strategies. The most common ways in which the Bank uses derivatives are to:

•reduce the interest rate sensitivity and repricing gaps of assets and liabilities;

•preserve an interest rate spread between the yield of an asset and the cost of the related liability. Without the use of derivatives, this interest rate spread could be reduced or eliminated when a change in the interest rate on the asset does not match a change in the interest rate on the liability;

•mitigate the adverse earnings effects of the shortening or extension of certain assets and liabilities;

•manage embedded options in assets and liabilities; and

•reduce funding costs by combining a derivative with a consolidated obligation, as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation.

TYPES OF DERIVATIVES

The Bank may use the following derivative instruments:

•interest rate swaps;

•options;

•swaptions;

•interest rate caps and floors; and

•futures/forwards contracts.

The Bank may have the following types of hedged items:

•investment securities;

•advances;
•mortgage loans;
•consolidated obligations; and
•firm commitments.

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	September 30, 2020			December 31, 2019
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$34,883	$43	$285	$37,684	$31	$159
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	1,807	12	84	1,038	8	43
Forward settlement agreements (TBAs)	176	—	—	122	—	—
Mortgage loan purchase commitments	182	—	—	127	—	—
Total derivatives not designated as hedging instruments	2,165	12	84	1,287	8	43
Total derivatives before netting and collateral adjustments	$37,048	55	369	$38,971	39	202
Netting adjustments and cash collateral[1]		187	(369)		63	(201)
Total derivative assets and derivative liabilities		$242	$—		$102	$1

1     Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral, including accrued interest, held or placed with the same clearing agent and/or counterparty. At September 30, 2020 and December 31, 2019, cash collateral, including accrued interest, posted by the Bank was $557 million and $264 million. At September 30, 2020 the Bank held cash collateral, including accrued interest, from clearing agents or counterparties of $1 million. At December 31, 2019, the Bank did not hold any cash collateral, including accrued interest, from clearing agents or counterparties.

The following tables summarize the income effect from fair value hedging relationships recorded in net interest income as well as total income (expense) by product recorded on the Statements of Income (dollars in millions):

	For the Three Months Ended September 30, 2020
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$185	$33	$(147)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$15	$21	$—
Hedged items[3]	(82)	(55)	42
Net gains (losses) on fair value hedging relationships	$(67)	$(34)	$42

	For the Three Months Ended September 30, 2019
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$569	$118	$(579)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(48)	$(72)	$21
Hedged items[3]	60	63	(52)
Net gains (losses) on fair value hedging relationships	$12	$(9)	$(31)

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

The following tables summarize the income effect from fair value hedging relationships recorded in net interest income as well as total income (expense) by product recorded on the Statements of Income (dollars in millions):

	For the Nine Months Ended September 30, 2020
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$815	$170	$(780)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(486)	$(329)	$261
Hedged items[3]	374	248	(185)
Net gains (losses) on fair value hedging relationships	$(112)	$(81)	$76

	For the Nine Months Ended September 30, 2019
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,997	$394	$(1,810)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(288)	$(299)	$217
Hedged items[3]	344	294	(375)
Net gains (losses) on fair value hedging relationships	$56	$(5)	$(158)

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

3     Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	September 30, 2020
Line Item on Statements of Condition	Amortized Cost of Hedged Asset/ Liability[1]	Changes in Fair Value for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments
Advances	$17,859	$507	$23	$530
Available-for-sale securities	7,193	415	—	415
Consolidated obligation bonds	13,535	197	(11)	186

	December 31, 2019
Line Item on Statements of Condition	Amortized Cost of Hedged Asset/ Liability[1]	Changes in Fair Value for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments
Advances	$14,806	$146	$10	$156
Available-for-sale securities	6,221	167	—	167
Consolidated obligation bonds	20,256	16	(15)	1
1    Includes the portion of amortized cost representing the hedged items in fair value hedging relationships.

The following table summarizes the components of “Net gains (losses) on derivatives and hedging activities” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$6	$(12)	$(40)	$(45)
Forward settlement agreements (TBAs)	(1)	(2)	(11)	(6)
Mortgage loan purchase commitments	1	2	9	6
Net interest settlements	(5)	—	(10)	—
Net gains (losses) on derivatives and hedging activities	$1	$(12)	$(52)	$(45)

MANAGING CREDIT RISK ON DERIVATIVES

The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative contracts. The Bank manages credit risk through credit analyses, collateral requirements, and adherence to the requirements set forth in the Bank’s policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations.

The Bank transacts most of its derivative transactions with large banks and major broker-dealers. Over-the-counter derivative transactions may be either executed directly with a counterparty, referred to as uncleared derivatives, or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Derivative Clearing Organization, referred to as cleared derivatives. Once a derivative transaction has been accepted for clearing by a Derivative Clearing Organization (Clearinghouse), the derivative transaction is novated and the executing counterparty is replaced with the Clearinghouse. The Bank is not a derivative dealer and does not trade derivatives for short-term profit.

For uncleared derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in the derivative contracts to mitigate the risk. The Bank requires collateral agreements on its uncleared derivatives.

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at September 30, 2020 was less than $1 million, for which the Bank was not required to post collateral in the normal course of business. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would not have been required to deliver additional collateral to its uncleared derivative counterparties at September 30, 2020.
For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Bank utilizes one Clearinghouse, CME Clearing for all cleared derivative transactions. CME Clearing notifies the clearing agent of the required initial margin and daily variation margin requirements, and the clearing agent in turn notifies the Bank.

The Clearinghouse determines initial margin requirements which are considered cash collateral. Generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at September 30, 2020. Variation margin requirements with CME Clearing are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	September 30, 2020
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$49	$(44)	$—	$5
Cleared derivatives	6	231	—	237
Total	$55	$187	$—	$242
Derivative Liabilities
Uncleared derivatives	$368	$(368)	$—	$—
Cleared derivatives	1	(1)	—	—
Total	$369	$(369)	$—	$—

	December 31, 2019
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$34	$(28)	$—	$6
Cleared derivatives	5	91	—	96
Total	$39	$63	$—	$102
Derivative Liabilities
Uncleared derivatives	$199	$(198)	$—	$1
Cleared derivatives	3	(3)	—	—
Total	$202	$(201)	$—	$1

1    Represents derivative assets and derivative liabilities prior to netting adjustments and cash collateral, including accrued interest.

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

    Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At September 30, 2020 and December 31, 2019, the total par value of outstanding consolidated obligations of the FHLBanks was $819.9 billion and $1,025.9 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	September 30, 2020		December 31, 2019
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$30,935	0.12%	$29,592	1.65%
Discounts and concessions[1]	(7)		(61)
Total	$30,928		$29,531

1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	September 30, 2020		December 31, 2019
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$28,538	0.69%	$58,106	1.81%
Due after one year through two years	9,516	2.18	16,997	1.91
Due after two years through three years	3,454	2.30	3,907	2.35
Due after three years through four years	3,588	3.05	3,083	2.53
Due after four years through five years	1,294	2.30	3,503	3.03
Thereafter	5,580	2.61	5,777	3.00
Total par value	51,970	1.48%	91,373	1.99%
Premiums	215		217
Discounts and concessions[1]	(28)		(38)
Fair value hedging adjustments	186		1
Total	$52,343		$91,553

1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	September 30, 2020	December 31, 2019
Non-callable or non-putable	$48,687	$87,246
Callable	3,283	4,127
Total par value	$51,970	$91,373

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

Year of Contractual Maturity or Next Call Date	September 30, 2020	December 31, 2019
Due in one year or less	$30,881	$60,639
Due after one year through two years	10,198	17,643
Due after two years through three years	3,587	4,410
Due after three years through four years	3,638	2,788
Due after four years through five years	1,135	3,376
Thereafter	2,531	2,517
Total par value	$51,970	$91,373

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
EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days’ written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At September 30, 2020 and December 31, 2019, the Bank’s excess capital stock outstanding was less than $1 million.

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

At September 30, 2020 and December 31, 2019, the Bank’s mandatorily redeemable capital stock totaled $54 million and $206 million. During the three and nine months ended September 30, 2020, interest expense on mandatorily redeemable capital stock was $1 million and $5 million. Interest expense on mandatorily redeemable capital stock was $2 million and $9 million for the three and nine months ended September 30, 2019.

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

The following tables summarize changes in mandatorily redeemable capital stock (dollars in millions):

	For the Three Months Ended September 30,
	2020	2019
Balance, beginning of period	$81	$203
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(27)	(1)
Balance, end of period	$54	$202

	For the Nine Months Ended September 30,
	2020	2019
Balance, beginning of period	$206	$255
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	6	9
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(158)	(62)
Balance, end of period	$54	$202

The following table summarizes the Bank’s mandatorily redeemable capital stock by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	September 30, 2020	December 31, 2019
Due after one year through two years	$11	$1
Due after two years through three years	2	11
Due after three years through four years	1	5
Thereafter[2]	28	175
Past contractual redemption date due to outstanding activity with the Bank	12	14
Total	$54	$206

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

RESTRICTED RETAINED EARNINGS

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of its average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter. The restricted retained earnings are not available to pay dividends. At September 30, 2020 and December 31, 2019, the Bank’s restricted retained earnings account totaled $569 million and $504 million.

PARTIAL RECOVERY OF PRIOR CAPITAL DISTRIBUTION TO FINANCING CORPORATION

The Competitive Equality Banking Act of 1987 was enacted in August 1987, which, among other things, provided for the recapitalization of the Federal Savings and Loan Insurance Corporation through a newly-chartered entity, the Financing Corporation (FICO). The capitalization of FICO was provided by capital distributions from the FHLBanks to FICO in exchange for FICO nonvoting capital stock. Capital distributions were made by the FHLBanks in 1987, 1988, and 1989 that aggregated to $680 million. Upon passage of Financial Institutions Reform, Recovery and Enforcement Act of 1989, the FHLBanks’ previous investment in capital stock of FICO was determined to be non-redeemable and the FHLBanks charged their prior capital distributions to FICO directly against retained earnings.

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

ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes changes in AOCI (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 3)	Pension and postretirement benefits	Total AOCI
Balance, June 30, 2019	$56	$(3)	$53
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(17)	—	(17)
Net current period other comprehensive income (loss)	(17)	—	(17)
Balance, September 30, 2019	$39	$(3)	$36

Balance, June 30, 2020	$(56)	$(4)	$(60)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	64	—	64
Reclassifications from other comprehensive income (loss) to net income
Amortization - pension and postretirement	—	1	1
Net current period other comprehensive income (loss)	64	1	65
Balance, September 30, 2020	$8	$(3)	$5

Balance, December 31, 2018	$87	$(3)	$84
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(48)	—	(48)
Net current period other comprehensive income (loss)	(48)	—	(48)
Balance, September 30, 2019	$39	$(3)	$36

Balance, December 31, 2019	$48	$(4)	$44
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(40)	—	(40)
Reclassifications from other comprehensive income (loss) to net income
Amortization - pension and postretirement	—	1	1
Net current period other comprehensive income (loss)	(40)	1	(39)
Balance, September 30, 2020	$8	$(3)	$5

REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to three regulatory capital requirements:

•Risk-based capital. The Bank must maintain at all times permanent capital greater than or equal to the sum of its credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B stock (including mandatorily redeemable capital stock), and retained earnings can satisfy this risk-based capital requirement.

•Regulatory capital. The Bank is required to maintain a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B stock (including mandatorily redeemable capital stock) and retained earnings. It does not include AOCI.

•Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at September 30, 2020 and December 31, 2019.

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

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	September 30, 2020		December 31, 2019
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$706	$5,845	$1,138	$6,888
Regulatory capital	$3,646	$5,845	$5,184	$6,888
Leverage capital	$4,558	$8,767	$6,480	$10,332
Capital-to-assets ratio	4.00%	6.41%	4.00%	5.31%
Capital stock-to-assets ratio	2.00%	3.72%	N/A1	N/A1
Leverage ratio	5.00%	9.62%	5.00%	7.97%

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

The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:

•Level 1 Inputs. Quoted prices (unadjusted) for identical assets or liabilities in an active market that the Bank can access on the measurement date. An active market for an asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•Level 2 Inputs. Inputs other than quoted prices within Level 1 that are observable inputs for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals and implied volatilities), and (iv) market-corroborated inputs.

•Level 3 Inputs. Unobservable inputs for the asset or liability.

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. The Bank had no transfers of assets or liabilities between fair value levels during the nine months ended September 30, 2020 and 2019.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments at September 30, 2020 (dollars in millions). The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio on a non-recurring basis. The Bank records all other financial assets and liabilities at amortized cost. The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$788	$788	$—	$—	$—	$788
Interest-bearing deposits	436	—	436	—	—	436
Securities purchased under agreements to resell	3,300	—	3,300	—	—	3,300
Federal funds sold	5,600	—	5,600	—	—	5,600
Trading securities	5,040	—	5,040	—	—	5,040
Available-for-sale securities	16,361	—	16,361	—	—	16,361
Held-to-maturity securities	1,968	—	2,073	6	—	2,079
Advances	48,462	—	49,084	—	—	49,084
Mortgage loans held for portfolio, net	8,733	—	8,973	49	—	9,022
Accrued interest receivable	110	—	110	—	—	110
Derivative assets, net	242	—	55	—	187	242
Other assets	35	35	—	—	—	35
Liabilities
Deposits	(1,614)	—	(1,614)	—	—	(1,614)
Consolidated obligations
Discount notes	(30,928)	—	(30,930)	—	—	(30,930)
Bonds	(52,343)	—	(53,436)	—	—	(53,436)
Total consolidated obligations	(83,271)	—	(84,366)	—	—	(84,366)
Mandatorily redeemable capital stock	(54)	(54)	—	—	—	(54)
Accrued interest payable	(181)	—	(181)	—	—	(181)
Derivative liabilities, net	—	—	(369)	—	369	—

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

As of September 30, 2020 and December 31, 2019, multiple prices were received for the majority of the Bank’s trading and AFS investment securities. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The Bank’s discounted cash flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). The Bank uses the following inputs for measuring the fair value of interest-related derivatives:

•Discount rate assumption. The Bank utilizes the federal funds OIS curve.

•Forward interest rate assumption. The Bank utilizes the LIBOR swap curve or federal funds OIS curve.

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

•Discount rate assumption. The Bank utilizes the designated benchmark interest rate curve.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition at September 30, 2020 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S. Treasury obligations	$—	$4,212	$—	$—	$4,212
Other U.S. obligations	—	115	—	—	115
GSE and Tennessee Valley Authority obligations	—	65	—	—	65
Other non-MBS	—	262	—	—	262
GSE multifamily MBS	—	386	—	—	386
Total trading securities	—	5,040	—	—	5,040
Available-for-sale securities
Other U.S. obligations	—	1,759	—	—	1,759
GSE and Tennessee Valley Authority obligations	—	1,036	—	—	1,036
State or local housing agency obligations	—	712	—	—	712
Other non-MBS	—	302	—	—	302
U.S. obligations single-family MBS	—	3,686	—	—	3,686
GSE single-family MBS	—	511	—	—	511
GSE multifamily MBS	—	8,355	—	—	8,355
Total available-for-sale securities	—	16,361	—	—	16,361
Derivative assets, net
Interest-rate related	—	55	—	187	242
Other assets	35	—	—	—	35
Total recurring assets at fair value	$35	$21,456	$—	$187	$21,678
Liabilities
Derivative liabilities, net
Interest-rate related	—	(369)	—	369	—
Total recurring liabilities at fair value	$—	$(369)	$—	$369	$—

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

FAIR VALUE ON A NON-RECURRING BASIS

    The Bank measures certain impaired mortgage loans held for portfolio at level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. At September 30, 2020 and December 31, 2019, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $1 million and $2 million. These fair values were as of the date the fair value adjustment was recorded during the nine months ended September 30, 2020 and year-ended December 31, 2019.

Note 10 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At September 30, 2020 and December 31, 2019, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $737.0 billion and $904.9 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	September 30, 2020			December 31, 2019
	Expire within one year	Expire after one year	Total[1]	Total
Standby letters of credit[2]	$9,520	$79	$9,599	$10,193
Standby bond purchase agreements	432	423	855	819
Commitments to purchase mortgage loans	182	—	182	127
Commitments to issue bonds	55	—	55	—
Commitments to fund advances	713	—	713	527

1    The Bank has deemed it unnecessary to record any liability for credit losses on these agreements.

2    Excludes commitments to issue standby letters of credit of $34 million at December 31, 2019. At September 30, 2020, the Bank had no commitments to issue standby letters of credit outstanding.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The original terms of standby letters of credit outstanding at September 30, 2020, range from less than one month to 10 years, currently no later than 2025. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” on the Statements of Condition and amounted to $2 million at both September 30, 2020 and December 31, 2019.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. At September 30, 2020, the Bank had standby bond purchase agreements with eight housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2026. During both the nine months ended September 30, 2020 and 2019, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at September 30, 2020 and December 31, 2019 is reported in “Note 6 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Commitments to Issue Bonds. The Bank enters into commitments to issue consolidated obligation bonds in the normal course of its business. At September 30, 2020, the Bank had commitments to issue $55 million of consolidated obligation bonds. At December 31, 2019, the Bank had no commitments to issue consolidated obligation bonds.

Commitments to Fund Advances. The Bank enters into commitments to fund additional advances up to 24 months in the future. At September 30, 2020 and December 31, 2019, the Bank had commitments to fund advances of $713 million and $527 million.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a memorandum account called the first loss account (FLA). For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $150 million and $138 million at September 30, 2020 and December 31, 2019.
Legal Proceedings. As a result of the merger with the Federal Home Loan Bank of Seattle (Seattle Bank), the Bank has been involved in a number of legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairment of certain private-label MBS. Of the 11 cases initially filed, as of September 2020, all have been settled (one dismissed in part and settled in part).
The Bank records legal expenses related to litigation settlements as incurred in other expenses on the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement.  During the three and nine months ended September 30, 2020, the Bank settled two and three of the Bank’s private-label MBS claims and recognized $64 million and $120 million, respectively, in net gains on litigation settlements through other income (loss). During the three and nine months ended September 30, 2019, the Bank did not recognize any net gains on litigation settlements.

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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	September 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Advances	$2,060	4	$3,337	4
Mortgage loans	175	2	208	2
Deposits	18	1	27	2
Capital stock	131	4	182	4

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At September 30, 2020, the Bank did not have any stockholders owning 10 percent or more of its total capital stock outstanding. At December 31, 2019, the Bank had the following business concentrations with stockholders (dollars in millions):

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

3    Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

Note 12 — Activities with Other FHLBanks

    Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the nine months ended September 30, 2020 and 2019 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2020
Boston	$—	$250	$(250)	$—

2019
Atlanta	$—	$565	$(565)	$—
Indianapolis	—	550	(550)	—
Topeka	—	150	(150)	—
	$—	$1,265	$(1,265)	$—

During the nine months ended September 30, 2020, the Bank did not borrow funds from other FHLBanks. The following table summarizes borrowing activity from other FHLBanks during the nine months ended September 30, 2019 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2019
Atlanta	$500	$400	$(900)	$—

At September 30, 2020 and 2019, none of the previous transactions were outstanding on the Bank’s Statements of Condition. The interest income and expense related to this activity were immaterial.

Note 13 — Subsequent Events

Subsequent events have been evaluated from October 1, 2020, through the time of the Form 10-Q filing with the Securities and Exchange Commission. No material subsequent events requiring disclosure were identified.

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

FORWARD-LOOKING INFORMATION

Statements contained in this report, including statements describing the objectives, projections, estimates, or future predictions in our operations, may be forward-looking statements. These statements may be identified by the use of forward-looking terminology, such as believes, projects, expects, anticipates, estimates, intends, strategy, plan, could, should, may, and will or their negatives or other variations on these terms. By their nature, forward-looking statements involve risk or uncertainty, and actual results could differ materially from those expressed or implied or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. These risks and uncertainties include, but are not limited to, the following:
•general economic and market conditions that could impact the business we do with our members, including, but not limited to, the timing and volatility of market activity, the continued impact of the coronavirus pandemic (COVID-19), inflation/deflation, employment rates, housing prices, the condition of the mortgage and housing markets on our mortgage-related assets, including the effect of mortgage forbearance, the level of mortgage prepayments, the valuation of pledged collateral, and the condition of the capital markets on our consolidated obligations;

•the ability to develop and support internal controls, business processes, information systems, and other operating technologies that effectively manage the risks we face, including but not limited to, cyber-attacks, widespread health emergencies such as COVID-19, and other business interruptions;

•political or economic events, including legislative, regulatory, monetary, judicial, or other developments that affect us, our members, our counterparties, and/or our investors in the consolidated obligations of the 11 Federal Home Loan Banks (FHLBanks);

•the ability to meet capital and other regulatory requirements;

•competitive forces, including without limitation, other sources of funding available to our borrowers that could impact the demand for our advances, other entities purchasing mortgage loans in the secondary mortgage market, and other entities borrowing funds in the capital markets;

•reliance on a relatively small number of member institutions for a large portion of our advance business;

•replacement of the London Interbank Offered Rate (LIBOR) benchmark interest rate and transition to an alternative benchmark;

•member consolidations and failures;

•disruptions in the credit and debt markets and the effect on future funding costs, sources, and availability;

•ineffective use of hedging strategies or the availability of derivative instruments in the types and quantities needed for risk management purposes from acceptable counterparties;

•the volatility of reported results due to changes in the fair value of certain assets, liabilities, and derivative instruments;

•risks related to the other FHLBanks that could trigger our joint and several liability for debt issued by the other FHLBanks;

•changes in the relative attractiveness of consolidated obligations due to actual or perceived changes in the FHLBanks’ credit ratings as well as the U.S. Government’s long-term credit rating;

•increases in delinquency or loss estimates on mortgage loans;

•the ability to attract and retain key personnel;

•significant business interruptions resulting from third party failures; and

•the volatility of credit quality, market prices, interest rates, and other indices that could affect the value of collateral held by us as security for borrower and counterparty obligations.

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

COVID-19
The effects of COVID-19 and the response to the virus continue to impact financial markets and overall economic conditions. In keeping with our mission to be a reliable provider of liquidity in all economic environments, we remain dedicated to meeting the needs of members through these challenging and unusual times. We have implemented certain relief measures to help members serve customers affected by COVID-19, such as accommodating forbearance and modifications to pledged loan collateral, allowing electronic signatures on loan documentation in specific circumstances, and adding payment deferment as another viable post-forbearance repayment option for participating financial institution (PFI) servicers to assist impacted borrowers.
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
We remain focused on both the health and safety of our employees. The majority of our employees continue to work remotely, with only a limited number of employees voluntarily working from our headquarters. We have not experienced and do not expect to experience any impairment of our ability to meet the needs of members.
The effects of COVID-19 are rapidly evolving, and the full impact and duration of the virus are unknown. As a result of measures taken to address the impact of the COVID-19 shutdown, interest rates have declined significantly and our financial statements have been adversely impacted. The extent of the impact to our future performance will depend upon how long the current conditions persist. For additional information, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Conditions in the Financial Markets — Economy and Financial Markets” and “Item 1A. Risk Factors.”
Financial Results
For the three and nine months ended September 30, 2020, we reported net income of $151 million and $328 million compared to $80 million and $288 million for the same periods in 2019. Our net income for the three and nine months ended September 30, 2020, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was primarily driven by net interest income and other income.

Net interest income totaled $141 million and $369 million for the three and nine months ended September 30, 2020 compared to $129 million and $435 million for the same periods last year. Our net interest income during the three and nine months ended September 30, 2020 was primarily impacted by higher asset liability spreads, the lower interest rate environment, and lower average advance balances. During the three and nine months ended September 30, 2020, higher asset liability spreads were driven by increases in advance prepayment fee income of $43 million and $55 million compared to the same periods in the prior year. As the majority of prepayments occurred during the third quarter of 2020, net interest income for the three months ended September 30, 2020 increased when compared to the same period last year. However, during the nine months ended September 30, 2020, the lower average advance balances and the lower interest rate environment had a larger impact on our net interest income, resulting in a decrease in net interest income when compared to the same period in the prior year. Our net interest margin was 0.57 percent and 0.44 percent during the three and nine months ended September 30, 2020 compared to 0.38 percent and 0.41 percent for the same periods in 2019.

We recorded net gains of $65 million and $116 million in other income (loss) for the three and nine months ended September 30, 2020 compared to net gains of $3 million and $11 million for the same periods last year. During the three and nine months ended September 30, 2020, other income (loss) was primarily impacted by net gains on litigation settlements of $64 million and $120 million as a result of settlements with defendants in our private-label mortgage-backed securities (MBS) litigation. We did not record any litigation settlements during the three and nine months ended September 30, 2019. Other factors impacting other income (loss) included net gains (losses) on trading securities and net gains (losses) on derivatives and hedging activities.

    Our total assets decreased to $91.2 billion at September 30, 2020, from $129.6 billion at December 31, 2019, driven by a decrease in advances and investments. Advances at September 30, 2020 decreased by $31.9 billion from December 31, 2019 due primarily to a decrease in borrowings of $25.5 billion by Wells Fargo Bank, N.A. We experienced decreased demand for advances across the majority of our other institution types, while borrowings by non-captive insurance companies increased $4.4 billion. Investments at September 30, 2020 decreased by $5.8 billion from December 31, 2019 primarily due to a decline in money market investments of $9.2 billion, offset in part by a net increase in U.S. Treasuries of $4.2 billion that we utilized for liquidity management during 2020.

Our total liabilities decreased to $85.4 billion at September 30, 2020, from $122.9 billion at December 31, 2019, primarily driven by a decrease in the amount of consolidated obligations needed to fund our assets.

Total capital decreased to $5.8 billion at September 30, 2020 from $6.7 billion at December 31, 2019, primarily due to a decrease in capital stock resulting from a decline in member activity. Our regulatory capital ratio increased to 6.41 percent at September 30, 2020, from 5.31 percent at December 31, 2019, and was above the required regulatory limit at each period end. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings.

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

As indicated in the tables that follow, our adjusted net interest income and adjusted net income decreased during the three and nine months ended September 30, 2020 when compared to the same periods in 2019. The decline was driven by lower adjusted net interest income due primarily to lower average advance volumes and lower adjusted net interest margin.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
GAAP net interest income	$141	$129	$369	$435
Exclude:
Prepayment fees on advances, net[1]	45	3	59	4
Prepayment fees on investments, net[2]	(4)	1	(2)	4
Mandatorily redeemable capital stock interest expense	(1)	(2)	(5)	(9)
Market value adjustments on fair value hedges[3]	5	(4)	3	(6)
Total adjustments	45	(2)	55	(7)
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(5)	—	(10)	—
Adjusted net interest income	$91	$131	$304	$442
Adjusted net interest margin	0.37%	0.39%	0.36%	0.42%

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

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
GAAP net income before assessments	$167	$89	$364	$321
Exclude:
Prepayment fees on advances, net[1]	45	3	59	4
Prepayment fees on investments, net[2]	(4)	1	(2)	4
Mandatorily redeemable capital stock interest expense	(1)	(2)	(5)	(9)
Market value adjustments on fair value hedges[3]	5	(4)	3	(6)
Net gains (losses) on trading securities	(10)	8	26	36
Net gains (losses) on derivatives and hedging activities	1	(12)	(52)	(45)
Gains on litigation settlements, net	64	—	120	—
Include:
Net interest expense on economic hedges	(5)	—	(10)	—
Adjusted net income before assessments	62	95	205	337
Adjusted AHP assessments[4]	7	10	21	34
Adjusted net income	$55	$85	$184	$303

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

The following tables summarize our variable rate advances, investments, consolidated obligation bonds and derivatives by interest-rate index at September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020
	LIBOR	SOFR	OIS	Other	Total
Advances, principal amount	$1,451	$75	$—	$10,098	$11,624
Investment securities
Non-mortgage-backed securities, principal amount	1,904	—	—	—	1,904
Mortgage-backed securities, principal amount	8,063	—	—	—	8,063
Total investment securities	9,967	—	—	—	9,967
Consolidated obligation bonds, principal amount	10,988	5,057	—	—	16,045
Total variable rate financial instruments amount	$22,406	$5,132	$—	$10,098	$37,636

Derivatives
Pay leg, notional amount	$11,491	$—	$19	$—	$11,510
Receive leg, notional amount	17,040	—	8,140	—	25,180

	December 31, 2019
	LIBOR	SOFR	Other	Total
Advances, principal amount	$22,919	$500	$17,605	$41,024
Investment securities
Non-mortgage-backed securities, principal amount	2,120	—	—	2,120
Mortgage-backed securities, principal amount	9,345	—	1	9,346
Total investment securities	11,465	—	1	11,466
Consolidated obligation bonds, principal amount	48,970	3,967	—	52,937
Total variable rate financial instruments amount	$83,354	$4,467	$17,606	$105,427

Derivatives
Pay leg, notional amount	$17,473	$—	$—	$17,473
Receive leg, notional amount	21,249	—	—	21,249

The following tables present our exposure to LIBOR-indexed advances, investments, consolidated obligation bonds and derivatives at September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020
	Due in 2020	Due in 2021	Thereafter	Total
Assets Indexed to LIBOR
Advances, principal amount by redemption term	$299	$288	$864	$1,451
Investment securities, by contractual maturity[1]
Non-mortgage-backed securities, principal amount	4	—	1,900	1,904
Mortgage-backed securities, principal amount	—	12	8,051	8,063
Derivatives, receive leg
Cleared, notional amount	804	2,392	8,896	12,092
Uncleared, notional amount	16	489	4,443	4,948
Total Principal/Notional Amount	$1,123	$3,181	$24,154	$28,458

Liabilities Indexed to LIBOR
Consolidated obligation bonds, principal amount by contractual maturity	$6,048	$4,940	$—	$10,988
Derivatives, pay leg
Cleared, notional amount	1,015	8,837	1,004	10,856
Uncleared, notional amount	64	168	403	635
Total Principal/Notional Amount	$7,127	$13,945	$1,407	$22,479
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

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

The COVID-19 outbreak is causing tremendous human and economic hardship across the U.S. Economic activity and employment have picked up in recent months but remain well below their levels at the beginning of the year. Weaker demand and significantly lower oil prices are holding down consumer price inflation. Overall financial conditions have improved in recent months, in part reflecting policy measures to support the economy and the flow of credit to U.S. households and businesses.

The path of the economy will depend significantly on the course of the virus. The ongoing public health crisis will continue to weigh on economic activity, employment, and inflation in the near term, and poses considerable risks to the economic outlook over the medium term. In its September 16, 2020 statement, the Federal Open Market Committee (FOMC or Committee) stated that it decided to keep the target range for the federal funds rate at zero to 0.25 percent. The Committee stated that it expects it will be appropriate to maintain this target range until labor market conditions have reached levels consistent with the Committee’s assessments of maximum employment and inflation has risen to two percent and is on track to moderately exceed two percent for some time. The assessment will take into account a wide range of information, including readings on public health, labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments.

As the spread of COVID-19 has increased and the economic impact continues to be negative, the Federal Reserve and Congress implemented a multitude of programs to help stabilize market conditions. The Federal Reserve indicated that it will increase its holdings of U.S. Treasuries and agency MBS over the coming months, at least at the current pace to sustain smooth market functioning and help foster accommodative financial conditions, thereby supporting the flow of credit to households and businesses.

Mortgage Markets

Beginning in March 2020, the impact of COVID-19 significantly affected the U.S. housing markets and resulted in declines in interest rates, home inventory and home sales. In the third quarter of 2020, the housing market began to show signs of recovery. Home sales increased in the third quarter of 2020 to levels above the third quarter of 2019 and housing inventory remained low, resulting in higher home prices. During the third quarter of 2020, mortgage rates continued to decline and refinancing activity remained the primary driver of mortgage activity.

The federal government programs to assist homeowners affected by the pandemic, including temporary mortgage payment forbearance and a temporary moratorium on foreclosures and evictions, remained in place during the third quarter of 2020. Forbearances and delinquencies of mortgage loans stabilized and began to trend down in the third quarter of 2020, consistent with a decline in the rate of unemployment. The federal government programs are set to expire at the end of 2020, which could result in an increase in delinquencies and foreclosures in 2021.

Interest Rates

    The following table shows information on key market interest rates1:

	Third Quarter 2020 3-Month Average	Third Quarter 2019 3-Month Average	Third Quarter 2020 9-Month Average	Third Quarter 2019 9-Month Average	September 30, 2020 Ending Rate	December 31, 2019 Ending Rate
Federal funds	0.09%	2.20%	0.45%	2.33%	0.09%	1.55%
Three-month LIBOR	0.25	2.20	0.79	2.46	0.23	1.91
SOFR	0.09	2.28	0.45	2.38	0.08	1.55
2-year U.S. Treasury	0.14	1.69	0.47	2.10	0.13	1.57
10-year U.S. Treasury	0.65	1.80	0.89	2.26	0.69	1.92
30-year residential mortgage note	2.96	3.66	3.24	4.02	2.90	3.74

1    Source: Bloomberg.

In its September 2020 meeting, the FOMC decided to maintain the Federal Reserve’s key target interest rate, the federal funds rate, at a range of zero to 0.25 percent compared to a range of 1.75 to 2.00 percent for the same period in 2019.

The 10-year U.S. Treasury yields have declined to historically low levels and mortgage rates were lower on average in the third quarter of 2020 when compared to the same period in the prior year. The global concerns related to COVID-19 and the impact on economic activity have led to lower interest rates. As interest rates declined, our net income was negatively impacted.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Third Quarter 2020 3-Month Average	Third Quarter 2019 3-Month Average	Third Quarter 2020 9-Month Average	Third Quarter 2019 9-Month Average	September 30, 2020 Ending Spread	December 31, 2019 Ending Spread
3-month	(12.9)	(15.2)	(30.8)	(18.1)	(12.9)	(32.7)
2-year	(1.5)	5.1	0.5	(0.7)	(6.4)	(7.4)
5-year	12.6	13.0	16.3	9.2	5.8	2.4
10-year	39.5	41.4	48.7	40.2	30.1	28.7

1    Source: The Office of Finance.

The following table reflects our funding spreads to U.S. Treasuries (basis points)1:

	Third Quarter 2020 3-Month Average	Third Quarter 2019 3-Month Average	Third Quarter 2020 9-Month Average	Third Quarter 2019 9-Month Average	September 30, 2020 Ending Spread	December 31, 2019 Ending Spread
3-month	1.7	5.8	4.3	5.1	1.0	5.1
2-year	5.9	6.3	9.4	5.9	2.5	3.6
5-year	17.5	8.6	21.0	10.6	12.5	5.2
10-year	39.5	32.6	48.0	37.0	33.0	26.0

1    Source: The Office of Finance.

As a result of our credit quality and government-sponsored enterprise (GSE) status, we generally have ready access to funding at relatively competitive interest rates. During the third quarter of 2020, our long-term funding spreads to LIBOR improved, on average, when compared to the same period in the prior year. During the nine months ended September 30, 2020, our long-term funding spreads to LIBOR deteriorated, on average, when compared to the same period in the prior year. Our funding spreads were mixed relative to U.S. Treasuries when compared to the same periods in the prior year. During the nine months ended September 30, 2020, we utilized short-term discount notes in an effort to capture attractive funding, match the repricing structures on floating rate assets, and meet our liquidity requirements.

SELECTED FINANCIAL DATA

    The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Cash and due from banks	$788	$483	$611	$1,029	$209
Investments[1]	32,705	34,315	35,634	38,465	34,402
Advances	48,462	57,942	79,757	80,360	85,009
Mortgage loans held for portfolio, net[2]	8,733	9,246	9,546	9,334	8,952
Total assets	91,154	102,485	126,068	129,603	129,148
Consolidated obligations
Discount notes	30,928	21,364	33,071	29,531	26,716
Bonds	52,343	72,748	84,266	91,553	93,611
Total consolidated obligations[3]	83,271	94,112	117,337	121,084	120,327
Mandatorily redeemable capital stock	54	81	96	206	202
Total liabilities	85,358	96,486	119,335	122,877	122,305
Capital stock — Class B putable	3,432	3,802	4,653	4,517	4,676
Retained earnings	2,359	2,257	2,199	2,165	2,131
Accumulated other comprehensive income (loss)	5	(60)	(119)	44	36
Total capital	5,796	5,999	6,733	6,726	6,843
Regulatory capital ratio[4]	6.41	5.99	5.51	5.31	5.43

	For the Three Months Ended
Statements of Income	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Net interest income	$141	$119	$109	$141	$129
Provision (reversal) for credit losses on mortgage loans	2	—	—	—	—
Other income (loss)[5]	65	15	36	9	3
Other expense[6]	37	39	43	43	43
AHP assessments	16	10	10	11	9
Net income	151	85	92	96	80
Selected Financial Ratios[7]
Net interest spread[8]	0.53%	0.37%	0.25%	0.33%	0.25%
Net interest margin[9]	0.57	0.43	0.35	0.43	0.38
Return on average equity (annualized)	9.94	5.58	5.51	5.67	4.57
Return on average capital stock (annualized)	16.43	8.53	8.26	8.41	6.66
Return on average assets (annualized)	0.60	0.31	0.29	0.29	0.23
Average equity to average assets	6.05	5.48	5.27	5.13	5.13
Dividend payout ratio[10]	31.82	63.14	63.50	64.69	87.28

1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2    Includes an allowance for credit losses of $3 million at September 30, 2020 and $1 million at June 30, 2020, March 31, 2020, December 31, 2019, and September 30, 2019.

3    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $819.9 billion, $915.8 billion, $1,174.7 billion, $1,025.9 billion, and $1,010.3 billion at September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019, and September 30, 2019.

4    Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock) and retained earnings.

5    Other income (loss) includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, and gains on litigation settlements, net. During the three months ended September 30, 2020 and March 31, 2020, other income (loss) was impacted by net gains on litigation settlements. The Bank did not record any litigation settlements during the three months ended June 30, 2020, December 31, 2019, and September 30, 2019.

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

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the three and nine months ended September 30, 2020 and 2019 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net interest income	$141	$129	$12	9%	$369	$435	$(66)	(15)%
Provision (reversal) for credit losses on mortgage loans	2	—	2	100	2	—	2	100
Other income (loss)	65	3	62	2,067	116	11	105	955
Other expense	37	43	(6)	(14)	119	125	(6)	(5)
AHP assessments	16	9	7	78	36	33	3	9
Net income	$151	$80	$71	89%	$328	$288	$40	14%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Three Months Ended September 30,
	2020			2019
	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]
Interest-earning assets
Interest-bearing deposits	$1,038	0.11%	$—	$301	1.56%	$1
Securities purchased under agreements to resell	3,091	0.10	1	9,886	2.28	57
Federal funds sold	7,312	0.09	2	6,722	2.22	37
Mortgage-backed securities[3,4]	14,597	0.74	27	15,530	2.68	105
Other investments[3,4,5]	9,083	1.12	26	5,650	2.79	39
Advances[4]	53,821	1.37	185	86,937	2.60	569
Mortgage loans[6]	8,979	2.60	58	8,653	3.26	72
Loans to other FHLBanks	—	—	—	6	2.26	—
Total interest-earning assets	97,921	1.22	299	133,685	2.61	880
Non-interest-earning assets	1,622	—	—	1,015	—	—
Total assets	$99,543	1.20%	$299	$134,700	2.59%	$880
Interest-bearing liabilities
Deposits	$1,419	0.01%	$—	$1,018	1.43%	$4
Consolidated obligations
Discount notes	26,850	0.15	10	28,622	2.29	166
Bonds[4]	63,121	0.93	147	96,671	2.38	579
Other interest-bearing liabilities[7]	64	4.51	1	215	5.31	2
Total interest-bearing liabilities	91,454	0.69	158	126,526	2.36	751
Non-interest-bearing liabilities	2,069	—	—	1,259	—	—
Total liabilities	93,523	0.67	158	127,785	2.33	751
Capital	6,020	—	—	6,915	—	—
Total liabilities and capital	$99,543	0.63%	$158	$134,700	2.21%	$751
Net interest income and spread[8]		0.53%	$141		0.25%	$129
Net interest margin[9]		0.57%			0.38%
Average interest-earning assets to interest-bearing liabilities		107.07%			105.66%

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

9    Represents net interest income expressed as a percentage of average interest-earning assets.

The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Nine Months Ended September 30,
	2020			2019
	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]
Interest-earning assets
Interest-bearing deposits	$686	0.22%	$1	$201	1.50%	$2
Securities purchased under agreements to resell	5,987	0.72	32	7,784	2.38	139
Federal funds sold	7,732	0.51	30	6,950	2.36	122
Mortgage-backed securities[3,4]	14,591	1.39	151	16,073	2.89	347
Other investments[3,4,5]	7,799	1.46	86	5,780	3.06	132
Advances[4]	65,501	1.66	815	97,056	2.75	1,997
Mortgage loans[6]	9,292	2.92	203	8,218	3.43	211
Loans to other FHLBanks	3	1.61	—	5	2.37	—
Total interest-earning assets	111,591	1.58	1,318	142,067	2.78	2,950
Non-interest-earning assets	1,347	—	—	970	—	—
Total assets	$112,938	1.56%	$1,318	$143,037	2.76%	$2,950
Interest-bearing liabilities
Deposits	$1,231	0.13%	$1	$946	1.69%	$12
Consolidated obligations
Discount notes	26,531	0.82	163	37,773	2.42	684
Bonds[4]	76,824	1.36	780	95,716	2.53	1,810
Other interest-bearing liabilities[7]	117	5.02	5	232	5.44	9
Total interest-bearing liabilities	104,703	1.21	949	134,667	2.50	2,515
Non-interest-bearing liabilities	1,946	—	—	1,095	—	—
Total liabilities	106,649	1.19	949	135,762	2.48	2,515
Capital	6,289	—	—	7,275	—	—
Total liabilities and capital	$112,938	1.12%	$949	$143,037	2.35%	$2,515
Net interest income and spread[8]		0.37%	$369		0.28%	$435
Net interest margin[9]		0.44%			0.41%
Average interest-earning assets to interest-bearing liabilities		106.58%			105.50%
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

	Three Months Ended			Nine Months Ended
	September 30, 2020 vs. September 30, 2019			September 30, 2020 vs. September 30, 2019
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$1	$(2)	$(1)	$2	$(3)	$(1)
Securities purchased under agreements to resell	(23)	(33)	(56)	(27)	(80)	(107)
Federal funds sold	3	(38)	(35)	13	(105)	(92)
Mortgage-backed securities	(6)	(72)	(78)	(30)	(166)	(196)
Other investments	17	(30)	(13)	37	(83)	(46)
Advances	(171)	(213)	(384)	(533)	(649)	(1,182)
Mortgage loans	2	(16)	(14)	26	(34)	(8)
Total interest income	(177)	(404)	(581)	(512)	(1,120)	(1,632)
Interest expense
Deposits	1	(5)	(4)	3	(14)	(11)
Consolidated obligations
Discount notes	(10)	(146)	(156)	(162)	(359)	(521)
Bonds	(157)	(275)	(432)	(308)	(722)	(1,030)
Other interest-bearing liabilities	(1)	—	(1)	(3)	(1)	(4)
Total interest expense	(167)	(426)	(593)	(470)	(1,096)	(1,566)
Net interest income	$(10)	$22	$12	$(42)	$(24)	$(66)

NET INTEREST SPREAD

Net interest spread equals the annualized yield on total interest-earning assets minus the annualized cost of total interest-bearing liabilities. For the three and nine months ended September 30, 2020, our net interest spread was 0.53 percent and 0.37 percent compared to 0.25 percent and 0.28 percent during the same periods in 2019. Our net interest spread during the three and nine months ended September 30, 2020 was primarily impacted by higher advance prepayment fee income of $43 million and $55 million compared to the same periods in 2019. The primary components of our interest income and interest expense are discussed below.

NET INTEREST MARGIN

Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. For the three and nine months ended September 30, 2020, our net interest margin was 0.57 percent and 0.44 percent compared to 0.38 percent and 0.41 percent during the same periods in 2019. Our net interest margin increased during the three and nine months ended September 30, 2020 compared to the same period in 2019 mainly due to higher asset liability spreads, offset in part by the lower interest rate environment.

Advances

Interest income on advances decreased during the three and nine months ended September 30, 2020 when compared to the same periods in 2019 due primarily to the lower interest rate environment and lower average advance balances, partially offset by an increase in advance prepayment fee income. The decrease in average advance balances from prior year was primarily a result of a decline in advances from Wells Fargo, Bank N.A. and decreased demand for advances across the majority of our other institution types. This decrease was partially offset by an increase in borrowings by non-captive insurance companies. We do not expect significant new advances to Wells Fargo Bank, N.A. and this trend of paydowns and decreased new borrowings by members may continue. If we continue to experience additional decreases in the amount of business with certain of our top borrowers, our financial condition and results of operations could be negatively affected.

Investments

Interest income on investments decreased during the three and nine months ended September 30, 2020 when compared to the same periods in 2019 due primarily to the lower interest rate environment. The decline during the three and nine months ended September 30, 2020 was partially offset by changes in net gains and losses on our fair value hedge relationships of $11 million and $8 million compared to the same periods in 2019, which stemmed from market volatility caused by COVID-19.

Bonds

Interest expense on bonds decreased during the three and nine months ended September 30, 2020 when compared to the same periods in 2019 due primarily to the lower interest rate environment and lower average bond balances, largely driven by a decrease in the amount of consolidated obligations needed to fund our assets. In addition, during 2020, we increased our usage of shorter-term discount notes relative to bonds in an effort to capture attractive funding, match the repricing structures on floating rate assets, and meet our liquidity requirements.

Discount Notes

    Interest expense on discount notes decreased during the three and nine months ended September 30, 2020 when compared to the same periods in 2019 primarily due to the lower interest rate environment and lower average discount note balances, driven by a decrease in the amount of consolidated obligations needed to fund our assets.

Other Income (Loss)

    The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net gains (losses) on trading securities	$(10)	$8	$26	$36
Net gains (losses) on derivatives and hedging activities	1	(12)	(52)	(45)
Gains on litigation settlements, net	64	—	120	—
Other, net	10	7	22	20
Total other income (loss)	$65	$3	$116	$11

Other income (loss) can be volatile from period to period depending on the type of activity recorded. We recorded net gains of $65 million and $116 million during the three and nine months ended September 30, 2020 compared to net gains of $3 million and $11 million during the same periods in 2019. During the three and nine months ended September 30, 2020, other income (loss) was primarily impacted by net gains on litigation settlements of $64 million and $120 million as a result of settlements with defendants in our private-label MBS litigation. We did not record any litigation settlements during the three and nine months ended September 30, 2019. Other factors impacting other income (loss) included net gains (losses) on trading securities and net gains (losses) on derivatives and hedging activities, as described below.

During the three and nine months ended September 30, 2020, we recorded net losses on trading securities of $10 million and net gains of $26 million compared to net gains of $8 million and $36 million during the same periods in 2019. These changes in fair value were primarily due to the impact of interest rates and credit spreads on our fixed rate trading securities which stemmed from market volatility caused by COVID-19. Trading securities are recorded at fair value with changes in fair value reflected through other income (loss).

During the three and nine months ended September 30, 2020, we recorded net gains of $1 million and net losses of $52 million on our derivatives and hedging activities through other income (loss) compared to net losses of $12 million and $45 million during the same periods in 2019. The fair value changes were primarily driven by changes in interest rates which impacted the fair value of interest rate swaps used to economically hedge our investment securities portfolio. The changes in interest rates were primarily driven by market volatility caused by COVID-19. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the net impact of economic hedge relationships.

Hedging Activities

We use derivatives to manage interest rate risk. Accounting rules affect the timing and recognition of income and expense on derivatives and therefore we may be subject to income statement volatility.

If a hedging activity qualifies for hedge accounting treatment (fair value hedge), the net interest settlements of interest receivables or payables related to the derivative are recognized as interest income or expense in the relevant income statement caption consistent with the hedged asset or liability. The fair value gains and losses of derivatives and hedged items designated in fair value hedge relationships are also recognized as interest income or expense. Amortization of basis adjustments from terminated hedges and the amortization of the financing element of off-market derivatives are also recorded in interest income or expense.

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended September 30, 2020
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(15)	$(7)	$(1)	$(1)	$(24)
Net gains (losses) on derivatives and hedged items[2]	1	7	—	(2)	6
Net interest settlements on derivatives[3]	(53)	(34)	—	45	(42)
Total impact to net interest income	(67)	(34)	(1)	42	(60)
Other income (loss):
Net gains (losses) on economic hedges[4]	—	1	—	—	1
Net gains (losses) on trading securities[5]	—	(10)	—	—	(10)
Total impact to other income (loss)	—	(9)	—	—	(9)
Total net effect of hedging activities[6]	$(67)	$(43)	$(1)	$42	$(69)

1    Represents the amortization/accretion of basis adjustments on closed hedge relationships.

2    Gains (losses) on derivatives and hedged items in qualifying fair value hedge relationships are reported in net interest income. Net gains (losses) on derivatives and hedged items also includes the amortization of the financing element of off-market derivatives.

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended September 30, 2019
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$1	$(2)	$(1)	$(1)	$(3)
Net gains (losses) on derivatives and hedged items[2]	—	(4)	—	2	(2)
Net interest settlements on derivatives[3]	11	(3)	—	(32)	(24)
Total impact to net interest income	12	(9)	(1)	(31)	(29)
Other income (loss):
Net gains (losses) on economic hedges[4]	—	(12)	—	—	(12)
Net gains (losses) on trading securities[5]	—	8	—	—	8
Total impact to other income (loss)	—	(4)	—	—	(4)
Total net effect of hedging activities[6]	$12	$(13)	$(1)	$(31)	$(33)

1    Represents the amortization/accretion of basis adjustments on closed hedge relationships.

2    Gains (losses) on derivatives and hedged items in qualifying fair value hedge relationships are reported in net interest income. Net gains (losses) on derivatives and hedged items also includes the amortization of the financing element of off-market derivatives.

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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Nine Months Ended September 30, 2020
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(24)	$(13)	$(3)	$(3)	$(43)
Net gains (losses) on derivatives and hedged items[2]	6	5	—	(3)	8
Net interest settlements on derivatives[3]	(94)	(73)	—	82	(85)
Total impact to net interest income	(112)	(81)	(3)	76	(120)
Other income (loss):
Net gains (losses) on economic hedges[4]	—	(50)	(2)	—	(52)
Net gains (losses) on trading securities[5]	—	26	—	—	26
Total impact to other income (loss)	—	(24)	(2)	—	(26)
Total net effect of hedging activities[6]	$(112)	$(105)	$(5)	$76	$(146)

	For the Nine Months Ended September 30, 2019
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$1	$(1)	$(1)	$(2)	$(3)
Net gains (losses) on derivatives and hedged items[2]	1	(3)	—	(1)	(3)
Net interest settlements on derivatives[3]	54	(1)	—	(155)	(102)
Total impact to net interest income	56	(5)	(1)	(158)	(108)
Other income (loss):
Net gains (losses) on economic hedges[4]	—	(45)	—	—	(45)
Net gains (losses) on trading securities[5]	—	36	—	—	36
Total impact to other income (loss)	—	(9)	—	—	(9)
Total net effect of hedging activities[6]	$56	$(14)	$(1)	$(158)	$(117)

1    Represents the amortization/accretion of basis adjustments on closed hedge relationships.

2    Gains (losses) on derivatives and hedged items in qualifying fair value hedge relationships are reported in net interest income. Net gains (losses) on derivatives and hedged items also includes the amortization of the financing element of off-market derivatives.

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

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities and the maturity, call, or prepayment of assets or liabilities previously in hedge relationships. During the three and nine months ended September 30, 2020, we experienced increased amortization activity, primarily due to an increase in prepayments of advances and investments that were previously in a hedge relationship.

NET GAINS (LOSSES) ON DERIVATIVES AND HEDGED ITEMS

The net gains and losses on derivatives and hedged items are recorded in net interest income. Gains (losses) on derivatives and hedged items are primarily driven by changes in the benchmark interest rate, volatility, and the divergence in the valuation curves used to value our assets, liabilities, and derivatives. During the three and nine months ended September 30, 2020, we recorded gains of $6 million and $8 million on our fair value hedge relationships which stemmed from market volatility caused by COVID-19.

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

NET GAINS (LOSSES) ON ECONOMIC HEDGES

We utilize economic derivatives to manage certain risks on our Statements of Condition. Gains and losses on economic derivatives are driven primarily by changes in interest rates and volatility and include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. During the three and nine months ended September 30, 2020, we recorded net gains of $1 million and net losses of $52 million on our economic derivatives. The fair value changes were primarily driven by changes in interest rates which impacted the fair value of interest rate swaps used to economically hedge our investment securities portfolio as highlighted in the table below. The changes in interest rates were primarily driven by market volatility caused by COVID-19.

Investments

Gains and losses on our trading securities are also due primarily to changes in interest rates and credit spreads. The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Gains (losses) on interest rate swaps economically hedging our investments	$6	$(12)	$(40)	$(45)
Interest settlements	(5)	—	(10)	—
Net gains (losses) on investment derivatives	1	(12)	(50)	(45)
Net gains (losses) on related trading securities	(10)	8	26	36
Net gains (losses) on economic investment hedge relationships	$(9)	$(4)	$(24)	$(9)

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Compensation and benefits	$18	$16	$53	$48
Contractual services	4	4	12	12
Professional fees	4	9	20	24
Other operating expenses	5	8	16	24
Total operating expenses	31	37	101	108
Federal Housing Finance Agency	3	2	8	7
Office of Finance	2	2	5	5
Other, net	1	2	5	5
Total other expense	$37	$43	$119	$125

Other expense decreased for the three and nine months ended September 30, 2020 compared to the same periods last year. The decrease in other expense during the three and nine months ended September 30, 2020 was driven primarily by a decrease in professional fees and other operating expenses, offset in part by an increase in compensation and benefits.

STATEMENTS OF CONDITION

Financial Highlights

    Our total assets decreased to $91.2 billion at September 30, 2020 from $129.6 billion at December 31, 2019. Our total liabilities decreased to $85.4 billion at September 30, 2020 from $122.9 billion at December 31, 2019. Total capital decreased to $5.8 billion at September 30, 2020 from $6.7 billion at December 31, 2019. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash and Due from Banks

At September 30, 2020, our total cash balance was $788 million compared to $1.0 billion at December 31, 2019, a decrease of $0.2 billion. Our cash balance is influenced by our liquidity needs, member advance activity, market conditions, and the availability of attractive investment opportunities.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	September 30, 2020	December 31, 2019
Commercial banks	$16,361	$47,835
Savings institutions	770	1,376
Credit unions	5,213	5,976
Non-captive insurance companies	25,259	20,821
Captive insurance companies	—	3,798
CDFIs	19	14
Total member advances	47,622	79,820
Housing associates	97	100
Non-member borrowers	196	265
Total par value	$47,915	$80,185

Our total advance par value decreased $32.3 billion or 40 percent at September 30, 2020 when compared to December 31, 2019. The decrease in total par value was primarily due to a decrease in borrowings of $25.5 billion by Wells Fargo Bank, N.A., as they paid off their remaining advance balances during the third quarter of 2020. Wells Fargo Bank, N.A. had our largest concentration of advances outstanding at December 31, 2019. We experienced decreased demand for advances across the majority of our other institution types, while borrowings by non-captive insurance companies increased $4.4 billion. We do not expect significant new advances to Wells Fargo Bank, N.A. and this trend of paydowns and decreased new borrowings by members may continue. If we continue to experience additional decreases in the amount of business with certain of our top borrowers, our financial condition and results of operations could be negatively affected.

As a result of the final rule on membership issued by the Federal Housing Finance Agency (Finance Agency) effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance company members ineligible for FHLBank membership. Captive insurance company members that were admitted as members prior to September 12, 2014 will have their memberships terminated no later than February 19, 2021. As of September 30, 2020, while we had five captive insurance company members, none had advances outstanding.

The following table summarizes our advances by product type (dollars in millions):

	September 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Variable rate	$11,624	24	$41,024	51
Fixed rate	34,139	71	37,007	46
Amortizing	2,152	5	2,154	3
Total par value	47,915	100	80,185	100
Premiums	21		25
Discounts	(4)		(6)
Fair value hedging adjustments	530		156
Total advances	$48,462		$80,360

Fair value hedging adjustments changed $374 million at September 30, 2020 when compared to December 31, 2019 due to the impact of interest rates on our cumulative fair value adjustments on advances in hedge relationships.

At September 30, 2020 and December 31, 2019, 22 percent and 31 percent of our advances were variable rate callable advances. Callable advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Interest rates on our variable rate callable advances reset at each call date to be consistent with either the underlying index or our current offering rate of our underlying cost of funds. We generally fund our variable rate callable advances with either discount notes or short-term floating rate debt. For additional discussion on our funding strategies, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

At September 30, 2020 and December 31, 2019, advances outstanding to our five largest member borrowers totaled $14.8 billion and $39.3 billion, representing 31 percent and 49 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at September 30, 2020 (dollars in millions):

	Amount	% of Total
Principal Life Insurance Company	$4,250	9
Midland National Life Insurance Company[1]	3,073	6
EquiTrust Life Insurance Company	2,700	6
Washington Federal Bank, National Association	2,700	6
Athene Annuity and Life Company	2,101	4
Total par value	$14,824	31

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

Mortgage Loans

    The following tables summarize information on our mortgage loans held for portfolio (dollars in millions):

	September 30, 2020	December 31, 2019
Fixed rate conventional loans	$8,117	$8,712
Fixed rate government-insured loans	495	496
Total unpaid principal balance	8,612	9,208
Premiums	114	125
Discounts	(3)	(4)
Basis adjustments from mortgage loan purchase commitments	13	6
Total mortgage loans held for portfolio	8,736	9,335
Allowance for credit losses	(3)	(1)
Total mortgage loans held for portfolio, net	$8,733	$9,334

Our total mortgage loans decreased $0.6 billion or six percent at September 30, 2020 when compared to December 31, 2019. The decrease was primarily due to principal paydowns exceeding loan purchases as a result of increased refinancing activity driven by lower rates.

During the third quarter of 2020, we recorded a provision for credit losses of $2 million, bringing our allowance for credit losses to $3 million at September 30, 2020. During the nine months ended September 30, 2020, our cash flow model for collectively evaluated loans projected an increase in expected credit losses due primarily to increased loan delinquencies, including those associated with COVID-19 related forbearance plans, and also due to a deceleration in forecasted regional home price appreciation.

We evaluate mortgage loans for credit losses on a quarterly basis. For additional discussion on our mortgage loan credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	September 30, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$436	1	$1	—
Securities purchased under agreements to resell	3,300	10	13,950	36
Federal funds sold	5,600	17	4,605	12
U.S. Treasury obligations[2]	3,349	10	—	—
Total short-term investments	12,685	38	18,556	48
Long-term investments[3]
Mortgage-backed securities
GSE single-family	1,882	6	2,401	6
GSE multifamily	8,741	27	8,134	21
U.S. obligations single-family[2]	3,690	11	4,064	11
U.S. obligations commercial[2]	—	—	1	—
Private-label residential	6	—	7	—
Total mortgage-backed securities	14,319	44	14,607	38
Non-mortgage-backed securities
U.S. Treasury obligations[2]	863	3	—	—
Other U.S. obligations[2]	1,874	6	2,277	6
GSE and Tennessee Valley Authority obligations	1,481	4	1,504	4
State or local housing agency obligations	919	3	977	3
Other	564	2	544	1
Total non-mortgage-backed securities	5,701	18	5,302	14
Total long-term investments	20,020	62	19,909	52
Total investments	$32,705	100	$38,465	100

1    Short-term investments have original maturities equal to or less than one year.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

3    Long-term investments have original maturities of greater than one year.

Our investments decreased $5.8 billion or 15 percent at September 30, 2020 when compared to December 31, 2019. Investments decreased primarily due to a decline in money market investments of $9.2 billion, offset in part by a net increase in U.S. Treasuries of $4.2 billion that we utilized for liquidity management during 2020.

The Finance Agency limits our investments in MBS by requiring that the total book value of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 2.45 and 2.12 at September 30, 2020 and December 31, 2019.

We evaluate investments for credit losses on a quarterly basis. For additional discussion on our investment credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”

Consolidated Obligations

    Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At September 30, 2020 and December 31, 2019, the carrying value of consolidated obligations for which we are primarily liable totaled $83.3 billion and $121.1 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	September 30, 2020	December 31, 2019
Par value	$30,935	$29,592
Discounts and concession fees[1]	(7)	(61)
Total	$30,928	$29,531

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes increased $1.4 billion or five percent at September 30, 2020 when compared to December 31, 2019. We increased our usage of shorter-term discount notes relative to bonds in an effort to capture attractive funding, match the repricing structures on floating rate assets, and meet our liquidity requirements.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	September 30, 2020	December 31, 2019
Total par value	$51,970	$91,373
Premiums	215	217
Discounts and concession fees[1]	(28)	(38)
Fair value hedging adjustments	186	1
Total bonds	$52,343	$91,553

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds decreased $39.2 billion or 43 percent at September 30, 2020 when compared to December 31, 2019. The decrease was primarily driven by a reduction in total assets. In addition, during 2020, we increased our usage of shorter-term discount notes relative to bonds in an effort to capture attractive funding, match the repricing structures on floating rate assets, and meet our liquidity requirements. Fair value hedging adjustments changed $185 million at September 30, 2020 when compared to December 31, 2019 due to the impact of interest rates on our cumulative fair value adjustments on bonds in hedge relationships.

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

At September 30, 2020 and December 31, 2019, our mandatorily redeemable capital stock totaled $54 million and $206 million. Our total mandatorily redeemable capital stock balance decreased $152 million at September 30, 2020 when compared to December 31, 2019 due primarily to the repurchase of capital stock outstanding to captive insurance company members during the nine months ended September 30, 2020 driven by repayment of their advance balances.

Capital

The following table summarizes information on our capital (dollars in millions):

	September 30, 2020	December 31, 2019
Capital stock	$3,432	$4,517
Retained earnings	2,359	2,165
Accumulated other comprehensive income (loss)	5	44
Total capital	$5,796	$6,726

Our capital decreased at September 30, 2020 when compared to December 31, 2019. The decrease was primarily due to a decrease in capital stock resulting from a decline in member activity. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock” for additional information on our capital stock.

Derivatives

    We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	September 30, 2020	December 31, 2019
Interest rate swaps
Noncallable	$35,136	$37,017
Callable by counterparty	1,416	1,495
Callable by the Bank	138	210
Total interest rate swaps	36,690	38,722
Forward settlement agreements (TBAs)	176	122
Mortgage loan purchase commitments	182	127
Total notional amount	$37,048	$38,971

The notional amount of our derivative contracts declined at September 30, 2020 when compared to December 31, 2019. The decrease was driven by advance prepayments we experienced during the nine months ended September 30, 2020 and a reduction in overall assets and liabilities. Consistent with the move to an alternative benchmark rate other than LIBOR, we started using OIS rate-based interest rate swaps to economically hedge certain fixed rate investments during 2020. For additional discussion regarding our use of derivatives, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the nine months ended September 30, 2020, proceeds from the issuance of bonds and discount notes were $28.6 billion and $129.8 billion compared to $44.9 billion and $93.1 billion for the same period in 2019. We continued to focus on issuing shorter-term discount notes in an effort to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

As the COVID-19 outbreak developed during 2020, the capital markets became more volatile. Despite the increased market volatility, we were operationally prepared, maintained continual access to funding, and issued debt to meet the needs of our members. Access to debt markets has been reliable because investors, driven by increased liquidity preference and our government affiliation, have sought the FHLBanks’ debt as an asset of choice. However, due to the short-term maturity of the debt, we may be exposed to additional risks associated with refinancing and our ability to access the capital markets. For additional information on our risks associated with our access to the capital markets, refer to “Item 1A. Risk Factors.”

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of October 31, 2020, our consolidated obligations were rated AA+/A-1+ by Standard and Poor’s and Aaa/P-1 by Moody’s and both ratings had a stable outlook. In August 2020, Fitch Ratings affirmed the U.S. sovereign AAA rating, but revised the outlook to “negative” from “stable.” Following this action, Fitch Ratings also affirmed our AAA rating and revised the outlook to “negative” from “stable.” For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors.”

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At September 30, 2020 and December 31, 2019, the total par value of outstanding consolidated obligations for which we are primarily liable was $82.9 billion and $121.0 billion. At September 30, 2020 and December 31, 2019, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was approximately $737.0 billion and $904.9 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of October 31, 2020, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

    We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the nine months ended September 30, 2020, repayments of consolidated obligations totaled $196.3 billion compared to $154.6 billion for the same period in 2019. A portion of these payments were due to the call of certain bonds in an effort to better match our projected asset cash flows. During the nine months ended September 30, 2020 and September 30, 2019, we called bonds with a total par value of $2.2 billion and $644 million.

During the nine months ended September 30, 2020, advance disbursements totaled $124.2 billion compared to $200.6 billion for the same period in 2019. Advance disbursements will vary from period to period depending on member needs. During the nine months ended September 30, 2020, investment purchases (excluding overnight investments) totaled $15.7 billion compared to $122.0 billion for the same period in 2019. Investment purchases during each period were primarily driven by the purchase of money market investments, including secured resale agreements, and U.S. Treasury securities in an effort to manage our liquidity position.

We also use liquidity to purchase mortgage loans, redeem member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

LIQUIDITY REQUIREMENTS
Finance Agency regulations mandate three liquidity requirements. First, we are required to maintain contingent liquidity sufficient to meet our liquidity needs, which shall, at a minimum, cover five calendar days of inability to access the consolidated obligation debt markets. Second, we are required to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. Third, we are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. At September 30, 2020 and December 31, 2019, we were in compliance with all three of the Finance Agency liquidity requirements.

In addition to the liquidity measures previously discussed, the Finance Agency Advisory Bulletin on FHLBank liquidity (the Liquidity Guidance AB) and other guidance outlines an additional scenario required for measuring liquidity. The Base Case Scenario assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including very large highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. As a result of the recent deterioration in financial market conditions due to COVID-19, the Finance Agency issued revised guidance with respect to base case liquidity. On March 3, 2020, the Finance Agency indicated that the FHLBanks should maintain no less than 10 calendar days of positive daily cash balances. The required calendar days of positive daily cash balances increased to 15 days by August 31, 2020, and to 20 days by December 31, 2020. As a result of this guidance, we were required to hold a minimum of 15 days of liquidity on September 30, 2020, lower than the 20 days required on December 31, 2019. At September 30, 2020 and December 31, 2019, we were in compliance with Finance Agency liquidity guidance.
The Liquidity Guidance AB also specified new guidance for appropriate funding gap limits to address the risks associated with a FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of our total assets. The Liquidity Guidance AB provided funding gap limits within the range of negative 10 percent to negative 20 percent for a three-month horizon and negative 25 percent to negative 35 percent for a one-year horizon. Initial guidance was set at a trailing three-month average of negative 15 percent for the three-month horizon and a trailing three-month average of negative 30 percent for the one-year horizon. In addition to the relief provided for base case liquidity, on March 12, 2020, the Finance Agency also increased the funding gap ratios for the three-month and one-year time horizons to negative 25 percent or better and negative 40 percent or better, respectively. According to the guidance, the recommended funding gap maximums will be reduced to negative 20 percent at the three-month horizon and negative 35 percent at the one-year horizon no later than December 31, 2020. At September 30, 2020 and December 31, 2019, we adhered to Finance Agency liquidity guidance.

Capital

CAPITAL REQUIREMENTS

    We are subject to certain regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock, (including mandatorily redeemable capital stock), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock) and retained earnings. It does not include accumulated other comprehensive income (AOCI). Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At September 30, 2020 and December 31, 2019, we did not hold any nonpermanent capital. At September 30, 2020 and December 31, 2019, we were in compliance with all three of the Finance Agency’s regulatory capital requirements.

    In addition to the requirements previously discussed, during 2019, the Finance Agency finalized an Advisory Bulletin on capital stock (the Capital Stock AB) which required each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets, effective February 2020. For purposes of the Capital Stock AB, capital stock includes mandatorily redeemable capital stock. The capital stock to total assets ratio is measured on a daily average basis at month end. At September 30, 2020, we were in compliance with the Capital Stock AB. Refer to “Item 1. Financial Statements — Note 8 — Capital” for additional information on our capital requirements.

CAPITAL STOCK
Our capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. We generally issue a single class of capital stock (Class B stock) and have two subclasses of Class B capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10.0 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding. Effective October 1, 2020, we required each member to purchase and hold activity-based stock in an amount equal to 0.10 percent of its standby letters of credit. This requirement applies to any new, renewed or modified standby letters of credit issued on or after October 1, 2020. All Class B capital issued is subject to a notice of redemption period of five years.

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

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days’ written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At September 30, 2020 and December 31, 2019, our excess capital stock outstanding was less than $1 million.

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	September 30, 2020	December 31, 2019
Commercial banks	$1,539	$2,767
Savings institutions	80	113
Credit unions	534	547
Non-captive insurance companies	1,250	914
Captive insurance companies	28	175
CDFIs	1	1
Total GAAP capital stock	3,432	4,517
Mandatorily redeemable capital stock	54	206
Total regulatory capital stock	$3,486	$4,723

The decrease in regulatory capital stock held at September 30, 2020 when compared to December 31, 2019 was due to a decrease in capital stock resulting from a decrease in member activity.

Retained Earnings
Our risk management policies include a target level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve our targeted level of retained earnings. At September 30, 2020 and December 31, 2019, our actual retained earnings exceeded our retained earnings target.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other Federal Home Loan Banks in 2011. Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a restricted retained earnings account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At September 30, 2020 and December 31, 2019, our restricted retained earnings balance totaled $569 million and $504 million.
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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Aggregate cash dividends paid[1]	$49	$69	$161	$207
Effective combined annualized dividend rate paid on capital stock[2]	4.76%	5.24%	4.93%	5.25%
Annualized dividend rate paid on membership capital stock	3.00%	3.25%	3.08%	3.25%
Annualized dividend rate paid on activity-based capital stock	5.50%	5.75%	5.58%	5.75%
Average three-month LIBOR	0.25%	2.20%	0.79%	2.46%
Average SOFR	0.09%	2.28%	0.45%	2.38%

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our 2019 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2020.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

LIBOR Transition – ISDA 2020 IBOR Fallbacks Protocol and Supplement to the 2006 ISDA Definitions

On October 23, 2020, the International Swaps and Derivatives Association, Inc. (ISDA), launched the Supplement to the 2006 ISDA Definitions (Supplement) and the ISDA 2020 Interbank Offered Rate (IBOR) Fallbacks Protocol (Protocol). Both the Supplement and the Protocol will take effect on January 25, 2021. On that date, all legacy bilateral derivative transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered IBOR, including U.S. Dollar LIBOR, will be amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. Both the Bank and our counterparty must have adhered to the Protocol in order to effectively amend legacy derivative contracts, otherwise the parties must bilaterally agree to include amended legacy contracts to address LIBOR fallbacks. The Protocol will remain open for adherence after this effective date. As of January 25, 2021, new and future derivative contracts will be subject to the relevant IBOR fallbacks set forth in the Supplement.

On October 21, 2020, the Finance Agency issued a Supervisory Letter to the FHLBanks that requires each FHLBank to adhere to the Protocol no later than December 31, 2020, and to the extent necessary, to amend any bilateral agreements regarding the adoption of the Protocol by December 15, 2020.

We adhered to the Protocol on October 22, 2020, and will work with our counterparties, as necessary, to address our over-the-counter derivative agreements referencing U.S. Dollar LIBOR as a part of our LIBOR Transition efforts. All of our counterparties have also adhered to the Protocol. For a discussion of our potential impact of the LIBOR transition, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview” within this Form 10-Q and “Item 1A. Risk Factors” in our 2019 Form 10-K.

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

Coronavirus Aid, Relief, and Economic Security Act (CARES)

The CARES Act provisions began to expire in July 2020, but some have been extended by regulatory action.
–Additional federal unemployment funds expired July 31, 2020.
–Statutory eviction freeze for federally-backed properties expired July 25, 2020.
–Foreclosure moratorium on federally-backed properties and on evictions was extended by the Finance Agency on August 27, 2020, to until “at least” December 31, 2020.

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

Additional COVID-19 Presidential, Legislative and Regulatory Developments

In light of the COVID-19 pandemic, the President, through executive orders, governmental agencies, including the SEC, Office of the Comptroller of the Currency, Federal Reserve, Federal Deposit Insurance Corporation (FDIC), National Credit Union Administration, Commodity Futures Trading Commission and the Finance Agency, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, some of which may have a direct or indirect impact on us or our members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

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

The MVCS calculation uses market prices which are computed using interest rates, which allows for negative rates beginning September 30, 2020, spreads, and volatilities, and assumes a run-off balance sheet. The timing and variability of balance sheet cash flows are calculated by an internal model. To ensure the accuracy of the MVCS calculation, we reconcile the computed market prices of complex instruments, such as derivatives and mortgage assets, to market observed prices or dealers’ quotes.

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

We monitor and manage to the MVCS policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach requires a prompt action to address the measure outside of the policy limit and the breach must be reported to the Enterprise Risk Committee of the Bank and the Risk Committee of the Board of Directors. We were in compliance with the MVCS policy limits at September 30, 2020, and December 31, 2019.

Our down 200 basis point policy limit is suspended when the 10-year swap rate is below 2.50 percent and remains so for five consecutive days. At both September 30, 2020, and December 31, 2019, the 10-year swap rate had been below 2.50 percent for five consecutive days, and therefore the associated policy limit was suspended.

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous parallel changes in interest rates at September 30, 2020 and December 31, 2019:

	Market Value of Capital Stock Assuming Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2020	$174.7	$167.4	$166.0	$166.5	$166.8	$166.5	$164.8
December 31, 2019	$144.7	$145.2	$146.7	$147.2	$146.8	$145.9	$143.4

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2020	4.9%	0.5%	(0.3)%	—%	0.2%	—%	(1.0)%
December 31, 2019	(1.7)%	(1.3)%	(0.3)%	—%	(0.3)%	(0.9)%	(2.6)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2020 and December 31, 2019	(9.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(9.0)%

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel changes in interest rates at September 30, 2020 and December 31, 2019:

	Market Value of Capital Stock Assuming Non-Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2020	$166.7	$164.0	$165.0	$166.5	$167.4	$167.1	$164.6
December 31, 2019	$143.2	$145.0	$146.3	$147.2	$147.6	$147.3	$145.8

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2020	0.1%	(1.5)%	(0.9)%	—%	0.5%	0.4%	(1.1)%
December 31, 2019	(2.8)%	(1.5)%	(0.6)%	—%	0.2%	0.1%	(1.0)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
September 30, 2020 and December 31, 2019	(9.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(9.0)%

Our base case MVCS was 166.5 at September 30, 2020, when compared to 147.2 at December 31, 2019. The change was primarily attributable to the following factors:

•Decreased shares of capital stock: Our capital stock balance decreased at September 30, 2020, when compared to December 31, 2019, due primarily to a decrease in member activity. As we repurchased this capital stock at par, which is below our current MVCS value, our MVCS was positively impacted.

•Increase in retained earnings: We recorded net income of $328 million during the nine months ended September 30, 2020, which included net gains on litigation settlements in the amount of $120 million. Dividend payments for the nine months ended September 30, 2020, totaled $161 million. The earnings in excess of dividend payments had a positive impact on the market value of our assets, thereby increasing MVCS.

PROJECTED INCOME SENSITIVITY

Projected income sensitivity is measured as the change in spread between projected 24-month return on average capital stock (ROACS) and average projected SOFR. Prior to July 1, 2020, we utilized average projected three-month LIBOR as our reference rate. We monitor and manage projected 24-month income sensitivity in an effort to limit the short-term earnings volatility of the Bank. The projected 24-month income sensitivity is based on the forward interest rates, which allows for negative rates beginning September 30, 2020, business, and risk management assumptions.

Our primary income sensitivity policy specifies a limit on our change in 24-month projected ROACS spread to average projected SOFR from base spread for the up and down 100 and 200 basis points parallel interest rate change scenarios. In addition, our income sensitivity policy specifies a limit for the up and down 100 basis points non-parallel interest rate change scenarios. Additionally, there is a limit on our change from base ROACS of -250 basis points for certain basis shock scenarios to limit basis risk exposure. Any policy limit breach requires a prompt action to address the measure outside of the policy limit. We were in compliance with the projected 24-month income sensitivity policy limits as of September 30, 2020, and December 31, 2019. For more information on our Projected Income Sensitivity, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Projected Income Sensitivity” in our 2019 Form 10-K.

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

We are required by regulation to obtain sufficient collateral to fully secure our advances, standby letters of credit, and other extensions of credit to borrowers (collectively, credit products). The estimated value of the collateral required to secure each borrower’s credit products is calculated by applying collateral discounts, or haircuts, to the unpaid principal or market value, as applicable, of the collateral. We also have policies and procedures for validating the reasonableness of our collateral valuations. In addition, we perform collateral verifications and on-site reviews based on the risk profile of the borrower. Management believes that these policies effectively manage our credit risk from advances.

Eligible collateral includes:

•fully disbursed whole first mortgages on improved residential real property or securities representing a whole interest in such mortgages;
•loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae;
•cash deposited with us; and
•other real estate-related collateral acceptable to us, such as second lien mortgages, home equity lines of credit, tax-exempt municipal securities, and commercial real estate mortgages, provided such collateral has a readily ascertainable value and we can perfect a security interest in it.
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

    At September 30, 2020 and December 31, 2019, borrowers pledged $293.4 billion and $329.4 billion of collateral (net of applicable discounts) to support activity with us, including advances. At September 30, 2020 and December 31, 2019, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

The following table shows our total exposure, including advances, as well as the collateralization percentage of outstanding exposure by borrower type (dollars in millions):

	September 30, 2020		December 31, 2019
	Sum of Total Exposure	% Collateralized	Sum of Total Exposure	% Collateralized
Commercial banks	$25,181	791%	$57,455	421%
Savings institutions	844	718	1,431	432
Credit unions	6,112	421	6,678	360
Non-captive insurance companies	25,284	143	20,846	145
Captive insurance companies[1]	—	110	3,798	100
CDFIs	19	119	14	170
Housing associates	97	146	100	172
Non-member borrowers	205	141	273	146
Total borrowers	$57,742	463%	$90,595	339%

1    The amount at September 30, 2020 was less than $1 million.

    We evaluate advances for credit losses on a quarterly basis. We adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. We have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of September 30, 2020. For the same reasons, we did not record any allowance for credit losses for our advances at December 31, 2019. Refer to “Item 1. Financial Statements — Note 4 — Advances” for additional information.

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

The following table presents the unpaid principal balance of our mortgage loan portfolio by product type (dollars in millions):

Product Type	September 30, 2020	December 31, 2019
Conventional	$8,117	$8,712
Government	495	496
Total mortgage loan unpaid principal balance	$8,612	$9,208

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

At September 30, 2020 and December 31, 2019, the allowance for credit losses on our conventional loans was $3 million and $1 million.

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

We have never experienced a credit loss on our government-insured mortgage loans. At September 30, 2020 and December 31, 2019, we determined no allowance for credit losses was necessary on our government-insured mortgage loans.

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

In light of recent market volatility stemming from COVID-19, we are taking additional steps to monitor our credit risk on investments. These steps include temporarily suspending business to Bank counterparties with increased credit risk and performing additional analysis on our unsecured portfolios. In addition, we continue to monitor market volatility and counterparty ratings, counterparty pricing, news, sovereign and counterparty research, market research and articles, and other COVID-19 analysis.

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At September 30, 2020, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of eligible regulatory capital and the counterparty’s overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for extensions of unsecured credit, excluding overnight federal funds sold, ranges from three to 15 percent based on the counterparty’s credit rating. Our total unsecured exposure to a counterparty, including overnight federal funds sold, may not exceed twice that amount, or a total of six to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. At September 30, 2020, we were in compliance with the regulatory limits established for unsecured credit.

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

We primarily limit short-term unsecured credit exposure to the following overnight investment types:

•Interest-bearing deposits. Primarily consists of unsecured deposits that earn interest.

•Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions.

•Commercial paper. Unsecured debt issued by corporations, typically for the financing of accounts receivable, inventories, and meeting short-term liabilities.

At September 30, 2020, our unsecured short-term investment exposure consisted of overnight interest-bearing deposits and federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile at September 30, 2020 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
Domestic	$—	$435	$435
U.S. branches and agency offices of foreign commercial banks
Australia	585	—	585
Canada	600	1,695	2,295
Finland	300	—	300
Germany	800	—	800
Netherlands	—	585	585
Norway	200	—	200
Sweden	250	585	835
Total U.S. branches and agency offices of foreign commercial banks	2,735	2,865	5,600
Total unsecured short-term investment exposure	$2,735	$3,300	$6,035

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

Investment Ratings

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	September 30, 2020
	Credit Rating[1]
	AAA	AA	A	BBB	BB or Lower	Unrated[2]	Total
Interest-bearing deposits	$—	$1	$435	$—	$—	$—	$436
Securities purchased under agreements to resell	—	—	—	—	—	3,300	3,300
Federal funds sold	—	2,735	2,865	—	—	—	5,600
Investment securities:
Mortgage-backed securities
GSE single-family	—	1,882	—	—	—	—	1,882
GSE multifamily	—	8,741	—	—	—	—	8,741
U.S. obligations single-family[3]	—	3,690	—	—	—	—	3,690
Private-label residential	—	3	1	1	1	—	6
Total mortgage-backed securities	—	14,316	1	1	1	—	14,319
Non-mortgage-backed securities
U.S. Treasury obligations[3]	—	4,212	—	—	—	—	4,212
Other U.S. obligations[3]	—	1,874	—	—	—	—	1,874
GSE and Tennessee Valley Authority obligations	—	1,481	—	—	—	—	1,481
State or local housing agency obligations	719	200	—	—	—	—	919
Other	473	91	—	—	—	—	564
Total non-mortgage-backed securities	1,192	7,858	—	—	—	—	9,050
Total investments	$1,192	$24,910	$3,301	$1	$1	$3,300	$32,705

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

We evaluate investments for credit losses on a quarterly basis. We adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. At September 30, 2020, we determined no allowance for credit losses was necessary on our investments. Refer to “Item 1. Financial Statements — Note 3 — Investments” for additional information our allowance for credit losses.

Mortgage-Backed Securities

We limit our purchases of MBS to those guaranteed by the U.S. Government or issued by a GSE. Our risk management policies prohibit new purchases of private-label MBS. We perform ongoing analysis on these investments to determine potential credit issues. At September 30, 2020 and December 31, 2019, we owned $14.3 billion and $14.6 billion of MBS, of which over 99 percent were guaranteed by the U.S. Government or issued by GSEs and less than one percent were private-label MBS at each period end.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	September 30, 2020
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
AA	$168	$2	$(1)	$1
A2	76	—	—	—
BBB[2]	29	—	—	—
Cleared derivatives[3]	30,337	5	231	236
Liability positions with credit exposure
Uncleared derivatives
A	4,366	(227)	231	4
BBB	1,196	(73)	74	1
Total derivative positions with credit exposure to non-member counterparties	36,172	(293)	535	242
Member institutions[2,4]	96	—	—	—
Total	36,268	$(293)	$535	$242
Derivative positions without credit exposure	780
Total notional	$37,048

1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.

2    Net credit exposure is less than $1 million.

3    Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing's parent, CME Group Inc. was rated Aa3 by Moody's and AA- by Standard and Poor's at September 30, 2020.

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

Consistent with the additional analysis and monitoring on our other Bank products, we are taking additional steps to monitor our derivatives’ credit risk given the recent market volatility stemming from COVID-19. In addition, we continue to monitor market volatility and counterparty ratings, counterparty pricing, news, sovereign and counterparty research, market research and articles, and other COVID-19 analysis.

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

In response to the outbreak of COVID-19, the majority of our employees continue to work remotely, with only a limited number of employees voluntarily working from our headquarters. Many of our members, vendors, and regulators continue to work remotely. While our operations have changed as a result of the global pandemic, we currently do not believe the current working arrangement creates additional operational risk. Refer to “Item 1A. Risk Factors” for additional information.

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

Information security risk includes the risk that cyber incidents could result in a failure or interruption of our business operations. We have not experienced any such disruption with a material adverse impact. However, we do rely heavily on internal and third-party information systems and other technology to conduct and manage our business and any disruptions to those items could have a material adverse impact on our financial condition and results of operations. We mitigate cybersecurity risk utilizing the concept of defense in depth, where multiple layers of security controls are implemented. Administrative, physical, and logical controls are in place for identifying, monitoring, and controlling system access, sensitive data, and system changes. In addition, we employ thorough security testing and training that includes regular third party facilitated penetration testing, as well as mandatory staff training on cyber risks. Given the importance of cybersecurity and ever-increasing sophistication of potential cyber-attacks, we have recently strengthened our cyber-defenses and expect to continue to do so. As a result of the control deficiencies previously discussed, two material weaknesses remain related to IT. For additional information, refer to “Item 4. Controls and Procedures.”

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, and management’s identification of material weaknesses in our internal control over financial reporting described below, our President and CEO, and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2020.
As previously reported in our 2019 Form 10-K, management identified two material weaknesses in our internal control over financial reporting:

1.We did not maintain effective user access controls to ensure appropriate segregation of duties and adequate restrictions on user and privileged access to the Bank’s IT applications, programs, and data. Specifically, we identified control deficiencies related to the provisioning, internal transfer, and removal of user access. Accordingly, our management has determined these deficiencies in the aggregate constitute a material weakness.

2.We did not maintain effective control over IT change management, including controls to monitor developers’ access to production and testing of program changes. These controls are necessary to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately. We identified control deficiencies related to the approval of changes, execution of quality assurance reviews, and the monitoring of unauthorized system changes. Accordingly, our management has determined these deficiencies in the aggregate constitute a material weakness.
Remediation of Material Weaknesses in Internal Control over Financial Reporting
Management is committed to improving our overall system of internal control over financial reporting, including taking necessary steps to fully remediate the identified material weaknesses. The following briefly describes certain remediation actions we have taken or plan to take to address these material weaknesses:

1.Management has re-evaluated IT governance and controls and has updated procedures related to user access management. During 2019, we designed enhanced user access controls. These controls are designed to ensure appropriate segregation of duties and adequate restrictions on user and privileged access to the Bank’s IT applications, programs, and data. These controls were implemented during the first quarter of 2020. Testing of these new controls began during the second quarter of 2020 and will continue for the remainder of the year.

2.Management has re-evaluated IT governance and controls and has updated procedures related to IT change management. During 2019, we designed and implemented enhanced IT change management controls. These controls are designed to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized, and implemented appropriately. Testing of these new controls began during the second quarter of 2020 and will continue for the remainder of the year.

3.During 2019, training was provided to IT personnel and business process owners focusing on controls related to user access and IT change management. Additional training has been provided in 2020 focusing on the execution of user access and IT change management controls, intended to ensure understanding of Bank policies and procedures.

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
Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, we implemented an investment management solution which impacted transaction, accounting, and financial reporting processes for our investments and borrowings. Our internal controls were updated to reflect these changes. There have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Private-Label MBS Litigation

As the Seattle Bank previously reported, in December of 2009, it filed 11 complaints in the Superior Court of Washington for King County relating to private-label MBS that it purchased from various dealers and financial institutions in an aggregate original principal amount of approximately $4 billion. The Seattle Bank’s complaints under Washington State law requested rescission of its purchases of the securities and repurchases of the securities by the defendants for the original purchase prices plus eight percent per annum (plus related costs), minus distributions on the securities received by the Seattle Bank. The Seattle Bank asserted that the defendants made untrue statements and omitted important information in connection with their sales of the securities to the Seattle Bank. Of the 11 cases initially filed, as of September 2020, all have been settled (one dismissed in part and settled in part).

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
During the three and nine months ended September 30, 2020, we settled two and three private-label MBS claims and recognized $64 million and $120 million, respectively, in net gains on litigation settlements. During the three and nine months ended September 30, 2019, we did not record any net gains on litigation settlements. As our remaining private-label MBS claims have now been settled, we do not expect to record additional gains on litigation settlements in future periods.

ITEM 1A. RISK FACTORS

Other than the risk factor described below, there have been no material changes to our risk factors set forth in our 2019 10-K during the nine months ended September 30, 2020.

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

CREDIT AND MARKET RISK

A prolonged economic downturn, or periods of significant economic and financial disruptions and uncertainties, resulting from COVID-19 may lead to continued reduced demand for advances, which could negatively impact our financial condition and results of operations, increased risk of counterparty defaults, and increased risk of our Bank’s credit losses. For example, increased risk of credit losses may be the result of a decrease in the value of collateral securing our advances or mortgage loans or due to member financial difficulties or member failures. In addition, due to the recent turmoil in the financial markets associated with COVID-19, some financial institutions have experienced financial difficulties. Our risk of credit losses may be exacerbated by a downturn in the housing markets, including higher delinquencies from rising unemployment and the effect of mortgage forbearance and other relief as well as financial difficulties or failures of mortgage servicers.

The disruptions to interest rates, credit spreads, and the availability of funds in the fixed income market in connection with the coronavirus pandemic have also adversely affected, and may again adversely affect, our cost of funding or access to funding, as well as the valuation of and the yields on our assets. This, coupled with changes in member demand for advances, may result in challenges in our ability to manage our assets and liabilities, including the pricing of advances and the funding gap, and may adversely impact our profitability and liquidity. In particular, the effects of COVID-19 on our cost of funding and the yields on our assets, as well as our need to maintain sufficient liquidity in order to meet member demand, have contributed to and may continue to cause compression in our net interest income and net interest margin. To the extent interest rates continue to be low or negative interest rates arise, our business and profitability may be adversely impacted.

OPERATIONAL RISK

The shelter-in-place, stay-at-home, or similar orders, travel restrictions, and business shutdowns as a result of COVID-19 have led to substantial changes in normal business practices (such as the implementation of widespread work-from-home arrangements) for us as well as many of our members, vendors, and regulator. Although we are operating effectively under these current working arrangements, any breakdown or disruption in our information and computer systems, cybersecurity, operating processes, member relations, or vendor services as a result of these working arrangements could have an adverse impact on our financial condition and results of operations.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective December 13, 2018[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended and approved by the Federal Housing Finance Agency on May 31, 2015
10.1	Employment Agreement with Kristina K. Williams, effective January 20, 2020[3]
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

1    Incorporated by reference from our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

2    Incorporated by reference from our Form 8-K filed with the SEC on December 17, 2018 (Commission File No. 000-51999).

3    Incorporated by reference from our Form 8-K/A (Amendment No. 1) filed with the SEC on August 3, 2020 (Commission File No. 000-51999).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	November 10, 2020

By:	/s/ Kristina K. Williams
Kristina K. Williams President and Chief Executive Officer

By:	/s/ Donna S. Stone
Donna S. Stone Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)