Form 10-K
period 2020-12-31
Federal Home Loan Bank of Des Moines
filed 2021-03-10
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2020, the aggregate par value of the stock held by current and former members of the registrant was $3,882,791,200. At February 28, 2021, 34,053,469 shares of stock were outstanding.

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

•replacement of the London Interbank Offered Rate (LIBOR) benchmark interest rate and transition to the Secured Overnight Financing Rate (SOFR) or an alternative benchmark;

•member consolidations and failures;

•disruptions in the credit and debt markets and the effect on future funding costs, sources, and availability;

•general economic and market conditions that could impact the business we do with our members, including, but not limited to, the timing and volatility of market activity, negative interest rates, the continued impact of the coronavirus pandemic (COVID-19), inflation/deflation, employment rates, housing prices, the condition of the mortgage and housing markets on our mortgage-related assets, including the effect of mortgage forbearance, the level of mortgage prepayments, the valuation of pledged collateral, and the condition of the capital markets on our consolidated obligations;

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

•significant business interruptions resulting from third party failures;

•the volatility of credit quality, market prices, interest rates, and other indices that could affect the value of collateral held by us as security for borrower and counterparty obligations; and

•the ability to attract and retain key personnel.

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
We are a cooperative, meaning we are owned by our customers, whom we call members. As a condition of membership, all members must purchase and maintain capital stock to support business activities with us. In return, we provide a readily available source of funding and liquidity to our member institutions and eligible housing associates in Alaska, Hawaii, Idaho, Iowa, Minnesota, Missouri, Montana, North Dakota, Oregon, South Dakota, Utah, Washington, Wyoming, and the U.S. Pacific territories of American Samoa, Guam, and the Commonwealth of the Northern Mariana Islands. Commercial banks, savings institutions, credit unions, insurance companies, and community development financial institutions (CDFIs) may apply for membership. While not considered members, we also conduct certain business activities with state and local housing associates meeting certain statutory criteria.
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
Our capital stock is not publicly traded. It is purchased and redeemed by members or repurchased by us at a par value of $100 per share. Our current and former members own all of our outstanding capital stock. Former members own capital stock (included in mandatorily redeemable capital stock) to support business transactions still outstanding with us. All stockholders, including current and former members, may receive dividends on their capital stock investment to the extent declared by our Board of Directors.
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
We have risk management policies, established by our Board of Directors, that monitor and control our exposure to market, liquidity, credit, operational, model, information security, compliance, and strategic risk, as well as capital adequacy. Our primary risk management objective is to manage our assets and liabilities in ways that ensure liquidity is available to our members and protect the par redemption value of our capital stock. For additional information on our risk management practices, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

MEMBERSHIP
Our membership includes commercial banks, savings institutions, credit unions, insurance companies, and CDFIs. The majority of depository institutions in our district that are eligible for membership are currently members.
The following table summarizes our membership by type of institution:

	December 31,
Institutional Entity	2020	2019	2018
Commercial banks	952	967	1,004
Savings institutions	38	46	45
Credit unions	256	250	243
Non-captive insurance companies	67	63	61
Captive insurance companies	5	6	6
CDFIs	6	6	6
Total	1,324	1,338	1,365

The following table summarizes our membership by asset size:

	December 31,
Membership Asset Size[1]	2020	2019	2018
Depository institutions[2]
Less than $100 million	20%	23%	25%
$100 million to $500 million	48	49	49
Greater than $500 million	26	22	20
Insurance companies
Less than $100 million	1	1	1
$100 million to $500 million	1	1	1
Greater than $500 million	4	4	4
Total	100%	100%	100%

1    Membership asset size is based on September 30, 2020 financial information received from members.

2    Depository institutions consist of commercial banks, savings institutions, credit unions, and CDFIs.

Our membership level decreased during 2020 primarily due to member consolidations, partially offset by new members. At December 31, 2020, approximately 68 percent of our members were Community Financial Institutions (CFIs). For 2020, CFIs were defined under the FHLBank Act to include all Federal Deposit Insurance Corporation (FDIC) insured institutions with average total assets over the previous three-year period of less than $1.224 billion. In addition to collateral types eligible for all members, CFIs may also pledge collateral consisting of secured small business, small agri-business, or small farm loans.

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
Our advance products include the following:

•Overnight Advances. These advances have a maturity of one business day and are renewed automatically until the borrower pays off the advance. Interest rates are set daily.

•Fixed Rate Advances. These advances are available over a variety of terms in amortizing and non-amortizing structures. Using an amortizing advance, a borrower makes predetermined principal and interest payments at scheduled intervals throughout the term of the advance. Forward starting advances are a type of fixed rate non-amortizing advance with settlement dates up to two years in the future, allowing members to lock in an interest rate at the outset, while delaying the receipt of funding and principal and interest payments. Delayed amortizing advances are a type of fixed rate advance with a feature that delays commencement of the repayment of the principal up to five years, allowing members control over the principal cash flows and the repayment of the advance. Certain long-term fixed rate and amortizing advances contain a symmetrical prepayment feature. This feature allows borrowers to prepay an advance and potentially realize a gain if interest rates rise to a level greater than those existing when the advance was originated.

•Variable Rate Advances. These advances have interest rates that reset periodically to a specified interest rate index such as LIBOR, SOFR, or Prime Rate.

•Callable Advances. These advances may be prepaid by borrowers on pertinent dates (call dates) without incurring a prepayment fee and therefore provide borrowers a source of long-term financing with prepayment flexibility. Callable advances can be either fixed or variable in nature. Variable rate callable advances may reset at different frequencies ranging from one to six months and are callable at each rate reset date. For certain variable rate callable advances, we retain the flexibility to adjust the spread relative to our cost of funds on each rate reset date. Fixed rate callable advances may have different call schedules based on member specifications, and principal balances may be amortizing in nature.

•Putable Advances. These advances may, at our discretion, be terminated on predetermined dates prior to the stated maturity of the advances, requiring the borrower to repay the advance. Should an advance be terminated, replacement funding at the prevailing market rates and terms will be offered, based on our available advance products and subject to our normal credit and collateral requirements.

•Community Investment Advances. These advances are below-market rate funds used by borrowers in both affordable housing projects and community development. Interest rates on these advances represent our cost of funds plus a mark-up to cover our administrative expenses.
For the years ended December 31, 2020, 2019, and 2018, advances represented 57, 66, and 72 percent of our total average assets and generated 61, 67, and 70 percent of our total interest income. For additional information on our advances, including our top five borrowers, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances.” In addition, refer to “Item 1A. Risk Factors” for a discussion on our exposure to customer concentration risk.

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
HOUSING ASSOCIATES
The FHLBank Act permits us to provide advances to eligible housing associates. Housing associates are eligible if they are approved mortgagees under Title II of the National Housing Act that meet certain criteria, including: (i) chartered under law and have succession, (ii) subject to inspection and supervision by some governmental agency, and (iii) lend their own funds as their principal activity in the mortgage field. The same regulatory lending requirements that apply to our members generally apply to housing associates. Because housing associates are not members, they are not subject to certain provisions of the FHLBank Act applicable to members and cannot own our capital stock. In addition, they may only pledge certain types of collateral including, but not limited to: (i) Federal Housing Administration (FHA) mortgages, (ii) Government National Mortgage Association (Ginnie Mae) securities backed by FHA mortgages, (iii) certain residential mortgage loans, and (iv) cash deposited with us.
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
Standby Letters of Credit
We may issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. For additional details on our standby letters of credit, refer to “Item 8. Financial Statements and Supplementary Data — Note 14 — Commitments and Contingencies.”
Mortgage Loans
We invest in mortgage loans through the Mortgage Partnership Finance (MPF) program, a secondary mortgage market structure developed by the FHLBank of Chicago to help fulfill the housing mission of the FHLBanks. Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago. We also acquired mortgage loans purchased under the Mortgage Purchase Program (MPP). For the years ended December 31, 2020, 2019, and 2018, mortgage loans represented eight, six, and five percent of our total average assets and generated 16, eight, and eight percent of our total interest income.
MPF
Under the MPF program, we purchase eligible mortgage loans (MPF loans) from members or housing associates called participating financial institutions (PFIs). We may also acquire MPF loans through participations with other FHLBanks. MPF loans are conforming conventional or government-insured fixed rate mortgage loans secured by one-to-four family residential properties.

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
MPF Loan Types
We currently offer MPF closed loan products in which we purchase loans acquired or originated by the PFI. In addition, we offer certain off-balance sheet loan products. MPF Xtra is an off-balance sheet loan product in which we assign 100 percent of our interest in PFI master commitments to the FHLBank of Chicago. The FHLBank of Chicago then purchases mortgage loans from our PFIs and sells MPF Xtra loans to Federal National Mortgage Association (Fannie Mae). MPF Government MBS is an off-balance sheet loan product where our PFIs sell government loans directly to the FHLBank of Chicago where they are pooled and securitized into Ginnie Mae MBS securities. MPF Direct is an off-balance sheet jumbo loan product in which mortgage loans are sold from our PFIs to a real estate investment trust. Beginning in the second quarter of 2020, we stopped offering the MPF Direct product. Under these off-balance sheet products, we receive a small fee for our continued management of the PFI relationship.
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
MPF Loan Volume
Our member base for MPF loans is primarily a diverse mix of commercial banks and credit unions. Our ability to price MPF loans, coupled with the low interest rate environment, has allowed us to serve the liquidity needs of a broad range of members and maintain relatively stable mortgage loan volumes. During the years ended December 31, 2020, 2019, and 2018, we purchased $2.3 billion, $3.0 billion, and $1.6 billion of MPF loan products (excluding MPF Xtra, MPF Government MBS, and MPF Direct). In addition, our members delivered $6.2 billion, $1.4 billion, and $1.0 billion of MPF Xtra, MPF Government MBS, and MPF Direct loans during the years ended December 31, 2020, 2019, and 2018.
Per Finance Agency regulation, we are subject to housing goals if we exceed $2.5 billion in loan purchases in a calendar year (excluding MPF Xtra, MPF Government MBS, and MPF Direct). In 2019, our MPF loan purchases exceeded this threshold, making us subject to a housing goals evaluation. The Finance Agency determined that it would not require us to submit a housing plan.
In June 2020, the Finance Agency published a final rule amending the existing Federal Home Loan Bank Housing Goals regulation. The amendments replaced existing FHLBank housing goals with a more streamlined set of goals. The new housing goals take effect in 2021 and will be phased in over a three year period. For additional information, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”

MPP
Under the MPP, we acquired single-family mortgage loans that were purchased directly from MPP PFIs. MPP loans are conforming conventional or government-insured fixed rate mortgage loans secured by one-to-four family residential properties. Similar to the MPF program, MPP PFIs generally originated, serviced, and credit enhanced the mortgage loans sold to us. All MPP loans acquired were originated prior to 2006. We currently do not purchase mortgage loans under this program and we expect that the $181 million outstanding at December 31, 2020 will continue to decrease as the remaining MPP loans are paid off. We do not service the acquired MPP loans nor do we own any servicing rights. We have engaged Bank of New York Mellon as the MPP master servicer.
LOAN MODIFICATION PLANS

We offer loan modification plans for our MPF and MPP PFIs. Under these plans, we generally permit the recapitalization of past due amounts up to the original loan amount and/or reduce the interest rate for a specified period of time. No other terms of the original loan, including contractual maturity, are generally modified.
In 2020, in light of COVID-19, our servicers began granting a forbearance period to borrowers who requested forbearance based on COVID-19 related difficulties. In addition to the loan modification plans noted above, we began offering payment deferrals as an additional post-forbearance repayment option. The payment deferral plan offers borrowers who are not able to immediately repay the forbearance amount the option of moving the forbearance period monthly payments to a lump sum payment due at the loan’s contractual maturity date.

For additional discussion on our mortgage loans and their related credit risk, refer to “Item 8. Financial Statements and Supplementary Data — Note 6 — Mortgage Loans Held for Portfolio” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Loans.”
Investments
We maintain an investment portfolio primarily to provide investment income and liquidity. Our investment portfolio consists of both short- and long-term investments. Our short-term investments may include, but are not limited to, interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, certificates of deposit, commercial paper, and U.S. Treasury obligations. Our long-term investments may include, but are not limited to, U.S. Treasury obligations, other U.S. obligations, GSE and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. Our long-term investments generally provide higher spreads than our short-term investments. For the years ended December 31, 2020, 2019, and 2018, investments represented 34, 27, and 23 percent of our total average assets and generated 23, 26, and 23 percent of our total interest income.
We do not have any subsidiaries. We also have no equity positions in any partnerships, corporations, or off-balance sheet special purpose entities. In an effort to reduce credit risk, our risk management policies prohibit new purchases of private-label MBS. In addition, Finance Agency regulations limit the type of investments we may purchase.
The Finance Agency further limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. For details on our compliance with this regulatory requirement, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Investments.” For additional discussion on our investments and their related credit risk, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”
Standby Bond Purchase Agreements
We currently hold standby bond purchase agreements with state housing associates within our district whereby, for a fee, we agree to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which we would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. If purchased, the bonds would generally be classified as available-for-sale (AFS) securities on our Statements of Condition. For additional details on our standby bond purchase agreements, refer to “Item 8. Financial Statements and Supplementary Data — Note 14 — Commitments and Contingencies.”

Deposits
We accept deposits from our members and eligible housing associates. We offer several types of deposit programs, including demand, overnight, and term deposits. Deposit programs provide us funding while providing members a low-risk interest-earning asset.
Consolidated Obligations
Our primary source of funding and liquidity is the issuance of debt securities, referred to as consolidated obligations, in the capital markets. Consolidated obligations (bonds and discount notes) are the joint and several obligations of all FHLBanks and are backed only by the financial resources of the FHLBanks. They are not obligations of the U.S. Government, and the U.S. Government does not guarantee them. At February 28, 2021, Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s) rated the consolidated obligations AA+/A-1+ and Aaa/P-1, both with a stable outlook. The consolidated obligations were given a long-term AAA rating with a negative outlook by Fitch Ratings at February 28, 2021.
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

BONDS
Bonds are generally issued to satisfy our short-, intermediate-, and long-term funding needs. They may have maturities ranging up to 30 years, although there is no statutory or regulatory limitation as to their maturity. Bonds are issued with either fixed or variable rate payment terms that use a variety of indices for interest rate resets such as SOFR or LIBOR. To meet the specific needs of investors, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and/or call features. When bonds are issued on our behalf, we may concurrently enter into a derivative agreement to effectively convert the fixed rate payment stream to variable or to offset the embedded features in the bond.
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
Additional information on our derivatives can be found in “Item 8. Financial Statements and Supplementary Data — Note 7 — Derivatives and Hedging Activities” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Derivatives.”

CAPITAL AND DIVIDENDS
Capital Stock
Our capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. We generally issue a single class of capital stock (Class B capital stock) and have two subclasses of Class B capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding on our Statements of Condition. Effective October 1, 2020, each member is also required to purchase and hold activity-based stock in an amount equal to 0.10 percent of its standby letters of credit. This requirement applied to any new, renewed or modified standby letters of credit issued on or after October 1, 2020. All capital stock issued is subject to a notice of redemption period of five years.

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
Retained Earnings
Our risk management policies include a target level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve our targeted level of retained earnings. At December 31, 2020 and 2019, our actual retained earnings exceeded our retained earnings target.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in 2011. Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of our average balance of outstanding consolidated obligations for the calendar quarter. These restricted retained earnings are not available to pay dividends.
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
For additional information on our capital stock, retained earnings, and dividends, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital.”

HUMAN CAPITAL RESOURCES

Our human capital is a significant contributor to the success of our strategic business objectives. In managing our human capital, we focus on our workforce profile and the various programs and philosophies described below.

Workforce Profile

Our workforce is primarily comprised of corporate employees, with our principal operations in one location. As of December 31, 2020, we had 384 employees, 382 full-time and two part-time. As of December 31, 2020, approximately 46 percent of our workforce is female, 54 percent male, 81 percent non-minority and 19 percent minority, based on employees that chose to self-identify. We strive to both develop talent from within the organization and supplement with external hires. We believe that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in our employee base, which furthers our success, while adding new employees contributes to new ideas, continuous improvement, and our goals of a diverse and inclusive workforce. As of December 31, 2020, the average tenure of our employees was seven years. There are no collective bargaining agreements with our employees.

Total Rewards

We seek to attract, develop, retain, and engage talented employees to create and implement strategies that are critical to our long-term success and ensuring we bring value for our members. We effect this objective through a combination of development programs, benefits and employee wellness programs, and recognizing and rewarding performance. Specifically, our programs include:

•Cash compensation – includes competitive salary, other cash subsidies, and performance-based incentives;

•Benefits – health insurance, life and accidental death and dismemberment insurance, supplemental life insurance, 401(k) retirement savings plans with employer match and healthcare concierge;

•Wellness program – fitness reimbursement, employee assistance program, interactive education sessions, online wellness portal, on-site gym, wellness incentive program and ergonomic work environment;

•Time away from work – including time off for vacation, illness, holidays, and volunteer opportunities;

•Culture – Diversity and Inclusion Council, Wellness Council, Community Relations Council, business resource groups, community involvement, as well as various cultural and inclusion initiatives;

•Work/Life balance – short-term disability, parental and military leave, bereavement, jury duty, and court appearances, as well as flexible scheduling and remote working options;

•Development programs and training – leadership development, mentoring program, employee engagement, educational assistance programs, online learning portal, professional competency exam reimbursement, internal education and development opportunities, fee reimbursement for external education, professional organization memberships, and development programs, including goals for developmental activities as part of performance management; and

•Management succession planning – our Board of Directors and leadership actively engage in management succession planning, with a defined plan for executive leadership roles.

Our Performance Management framework includes performance planning and goal-setting, ongoing coaching and feedback, and a mid-year and annual performance review. Overall annual performance ratings are calibrated and merit and incentive payments are differentiated for our highest performers.

We are committed to the health, safety and wellness of our employees. In response to COVID-19, we have implemented significant operating environment changes, safety protocols and procedures that we determined were in the best interest of our employees and members, and which comply with government regulations. This includes having approximately 85 percent of our employees work remotely, while implementing additional safety measures for employees continuing critical on-site work. In addition, employees have been provided up to 80 hours of pandemic time off through the first quarter of 2021, to recover or care for someone recovering from COVID-19 or to take care of dependents because of COVID-19 related closures.

Diversity, Equity and Inclusion Program

Diversity, equity and inclusion is a strategic business priority for the Bank. It is an integral part of who we are as a company, how we operate, how we see our future, and how we interact with each other, our members, suppliers and broker-dealers. As an organization, we are committed to integrating and promoting diversity and inclusion as a key aspect of our culture and in all relevant business functions, financial transactions and activities, especially those in service to our members, suppliers, and broker-dealers.

Our chief diversity and inclusion officer is a member of the executive team, reports to the President and Chief Executive Officer (CEO) and serves as a liaison to the Board of Directors. We recognize that diversity increases capacity for innovation and creativity and that inclusion allows us to leverage the unique perspectives of all employees and strengthens our retention efforts. We operationalize our commitment through the development and execution of a three-year diversity and inclusion strategic plan that includes quantifiable metrics to measure our success and we report regularly on our performance to management and the Board of Directors. We offer a range of opportunities for our employees to connect and grow personally and professionally through our Diversity and Inclusion Council, business resource groups, internal training, and community involvement. We consider learning an important component of our diversity and inclusion strategy and regularly offer educational opportunities to our employees and evaluate inclusive behaviors as part of our annual goal setting, performance management, and succession planning processes. We also incorporate diversity and inclusion as a key component of our incentive plan framework to ensure organizational focus and accountability.

COMPETITION
Advances
One of our primary businesses is to make advances to members and housing associates. Demand for our advances is affected by, among other things, the cost of other available sources of funding for our borrowers. We compete with other suppliers of secured and unsecured wholesale funding including, but not limited to, investment banks, commercial banks, other GSEs, and U.S. Government agencies. We may compete with other FHLBanks to the extent that member institutions have affiliated institutions located outside of our district. Furthermore, our members may have access to brokered or reciprocal deposits and resale agreements, each of which represent competitive alternatives to our advances. Many of our competitors are not subject to the same body of regulation that we are, which may enable them to offer products and terms that we cannot. Efforts to effectively compete with other suppliers of wholesale funding by changing the pricing of our advances may result in a decrease in our profitability.
Mortgage Loans
The purchase of mortgage loans through the MPF program is subject to competition on the basis of prices paid for mortgage loans, customer service, and ancillary services, such as automated underwriting and loan servicing options. We compete primarily with other GSEs, such as Fannie Mae, Federal Home Loan Mortgage Corporation (Freddie Mac), other financial institutions, and private investors for acquisition of fixed rate mortgage loans.
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

AFFORDABLE HOUSING PROGRAM ASSESSMENTS
The FHLBank Act requires each FHLBank to establish and fund an AHP, which provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low to moderate income households. Annually, the FHLBanks must set aside for the AHP the greater of 10 percent of their annual income subject to assessment, or their prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million. In addition to the required AHP assessment, our Board may elect to make voluntary contributions to the AHP. For purposes of the AHP assessment, income subject to assessment is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency. We accrue the AHP assessment monthly based on our income subject to assessment and reduce our AHP liability as program funds are distributed. For additional information on our AHP, refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Affordable Housing Program.”
OVERSIGHT, AUDITS, AND EXAMINATIONS
Our business is subject to extensive regulation and supervision. The laws and regulations to which we are subject cover all key aspects of our business, including, but not limited to, our product and service offerings, pricing, competitive position and strategic plan, relationships with members and third parties, capital structure, liquidity, and information security. Our primary regulatory oversight is summarized below.
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

For further discussion on the potential impacts of legislative and regulatory developments, refer to “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”

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

BUSINESS AND REGULATORY RISK
WE ARE SUBJECT TO A COMPLEX BODY OF LAWS AND REGULATIONS THAT COULD CHANGE IN A MANNER DETRIMENTAL TO OUR BUSINESS OPERATIONS
The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and as such, are governed by federal laws and regulations adopted and applied by the Finance Agency. From time to time, Congress may amend the FHLBank Act or other statutes in ways that affect the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. In addition, new or modified legislation enacted by Congress or regulatory requirements applied or imposed by the Finance Agency could affect the composition of our membership and the extent to which members engage in business with us. There continues to be uncertainties surrounding our legislative and regulatory environment, and new or modified legislation enacted by Congress or regulations adopted or guidance issued by the Finance Agency or other financial services regulators. For example, given our status as a GSE, regulatory reform related to the conservatorship of Fannie Mae and Freddie Mac may have a negative impact on GSEs, including the FHLBank System, should such regulatory reform fail to adequately capture the differences in operating models between the FHLBank System and other GSEs. Additionally, the Financial Accounting Standards Board (FASB) or SEC may amend financial accounting and reporting standards for the policies that govern our accounting practices. These changes in laws and regulations could adversely impact our ability to conduct business or the cost of doing business.

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

WE FACE COMPETITION FOR ADVANCES, MORTGAGE LOANS, AND FUNDING
Our primary business activities are providing advances to members and housing associates and acquiring residential mortgage loans from our members. Demand for our advances is affected by, among other things, the cost of other available sources of funding for our borrowers. We may from time to time compete with other suppliers of secured and unsecured wholesale funding including, but not limited to, investment banks, commercial banks, other GSEs, and U.S. Government agencies. We may compete with other FHLBanks to the extent that member institutions have affiliated institutions located outside of our district. Furthermore, our members may have access to brokered or reciprocal deposits and resale agreements, each of which represent competitive alternatives to our advances. Many of our competitors are not subject to the same body of regulation that we are, which may enable them to offer products and terms that we cannot. Efforts to effectively compete with other suppliers of wholesale funding by changing the pricing of our advances may result in a decrease in our profitability. The availability of alternative funding sources for our members could also change their perception of the value of FHLBank membership. A decrease in the demand for advances or a decrease in the profitability on advances could negatively affect our financial condition and results of operations.
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
WE COULD BE ADVERSELY AFFECTED BY OUR EXPOSURE TO CUSTOMER CONCENTRATION RISK
We are subject to customer concentration risk as a result of our reliance on a relatively small number of member institutions for a large portion of our total advances and resulting interest income. At December 31, 2020 and 2019, advances outstanding to our top five borrowers totaled $15.5 billion and $39.3 billion, representing 34 and 49 percent of our total advances outstanding. At December 31, 2020, we did not have any individual borrowers in excess of 10 percent of total advances. At December 31, 2019, our single largest borrower, Wells Fargo, accounted for 32 percent of total advances outstanding, and accounted for 29 percent of total interest income. Wells Fargo decreased its advance borrowings by $25.5 billion during 2020 as they paid off their remaining advance balances. We do not expect significant new advances to this member in the near future. Advance balances with these and our other members could change due to factors such as a change in member demand or borrowing capacity, relocation of members out of our district, or members with affiliated institutions located outside of our district choosing to do business with another FHLBank. In addition, advance balances could change as a result of new or modified legislation, impacting us or our members, enacted by Congress or regulations or other directives adopted by the Finance Agency or other financial services regulators. If we continue to experience additional decreases in the amount of business with our top five borrowers, our financial condition and results of operations could be negatively affected. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances” for additional information on our top five borrowers.

REPLACEMENT OF THE LIBOR BENCHMARK INTEREST RATE COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

On November 30, 2020, U.S. and United Kingdom (UK) regulators and LIBOR’s administrator made a series of announcements regarding the end of LIBOR. Collectively, these announcements proposed a prolonged wind-down for use of LIBOR. They call for no new LIBOR contracts after the end of 2021, while giving legacy contracts sufficient time to wind-down. If adopted, these proposed plans would cease the major LIBOR tenors in mid-2023 (overnight, 1-month, 3-month, 6-month, 12-month), and two less used LIBOR settings at the end of 2021 (1 week, 2-month).

As noted throughout this report, many of our advances, investments, consolidated obligation bonds, derivatives, and related collateral are indexed to LIBOR. Some of these assets and liabilities and related collateral have maturity dates that extend beyond 2021. We are preparing for a transition away from LIBOR and plan to utilize SOFR as the dominant replacement rate on an ongoing basis. We have developed a transition plan that will change with market developments and member needs and addresses considerations such as LIBOR exposure, member products, fallback language, operational preparedness, and balance sheet management. As of June 30, 2020, we ceased all LIBOR indexed transactions with maturities beyond December 31, 2021.

The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. There are several risks associated with the transition. As the market transitions, we may experience decreased flexibility in our access to funding, higher funding costs, or lower overall demand or increased costs for our advances; which may, in turn, negatively impact our business operations, financial condition, and results of operations.

There is no assurance that LIBOR will continue to be accepted, by the markets generally, or by any issuers, investors, or counterparties. During the market transition away from LIBOR, the rate may experience increased volatility or become less representative. In addition, the overnight Treasury repurchase market upon which SOFR is based has historically experienced periodic disruptions. Further disruptions in the future could result in unexpected fluctuations in SOFR.

Furthermore, while we have a detailed transition plan, there are complexities associated with the changes to our processes and information technology systems that may not be anticipated and could impact our transition. Any of these risks, if realized, could adversely impact our business, financial condition, and results of operations. For a summary of our LIBOR exposure, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview.”

MEMBER CONSOLIDATIONS AND FAILURES COULD ADVERSELY AFFECT OUR BUSINESS
Member consolidations and failures could reduce the number of current and potential members in our district. During 2020, we experienced a net decline in members of 14, due primarily to member consolidations. If the number of member consolidations and/or failures were to accelerate, we could experience a reduction in the level of our members’ advance and other business activities. This loss of business could negatively impact our business operations, financial condition, and results of operations.

MARKET AND LIQUIDITY RISK

WE COULD BE ADVERSELY AFFECTED BY OUR INABILITY TO ACCESS THE CAPITAL MARKETS
Our primary source of funds is through the issuance of consolidated obligations in the capital markets. Our ability to obtain funds through the issuance of consolidated obligations depends in part on our real and perceived relationship to the U.S. Government, prevailing market conditions in the capital markets, and rating agency actions, all of which are beyond our control. In addition, changes to the regulatory environment that affect bank counterparties, debt underwriters, and investors could adversely affect our ability to access the capital markets and the cost of that funding. We cannot make any assurance that we will be able to obtain funding on terms acceptable to us, if at all. For example, previous money market fund reform resulted in a significant increase in demand for U.S. government and agency debt, including our short-term consolidated obligations. While this increased demand benefited our ability to access short-term funding at attractive costs, there could be a scenario in which regulatory change may cause a decrease in demand that could lead to significant investor outflows and unfavorable market conditions due to our concentration in money market investors. Any further change in regulatory requirements governing money market funds, including any reversal of money market fund reforms, could negatively impact our short term funding costs and strategies.

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
We operate with narrow margins and our net income is sensitive to changes in market conditions that can impact the interest we earn and pay and introduce volatility in net income. These conditions include, but are not limited to, the following:
•volatility in interest rates, including the potential for negative interest rates;
•fluctuations in both debt and equity capital markets;
•changes in the fair value of our assets;
•conditions in the financial, credit, mortgage, and housing markets;
•the willingness and ability of financial institutions to expand lending; and
•the strength of the U.S. economy and the local economies in which we conduct business.
Our financial condition, results of operations, and ability to pay dividends could be negatively affected by changes in one or more of these conditions. Additionally, our business and results of operations may be affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve, which regulates the supply of money and credit in the U.S. The Federal Reserve’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities. For example, the Federal Open Market Committee (FOMC) reduced the target range for the federal funds rate, to near zero levels, in response to COVID-19 and the potential negative impact on the U.S. economy. U.S. Treasury yields have declined in 2020, with the U.S. 10-year Treasury yields reaching a record low. Further, demand for advances decreased significantly as a number of emergency actions taken by the Federal Reserve helped facilitate liquidity and support stability in the fixed-income markets and as members experienced substantial deposit growth. A prolonged economic downturn may lead to further actions in an effort to stabilize market conditions. Responses to those actions and the resulting impact on demand for advances could adversely affect our financial condition, results of operations, and ability to pay dividends. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Conditions in Financial Markets” for additional information on recent market activity.
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

CREDIT RISK
WE COULD BE ADVERSELY AFFECTED BY OUR EXPOSURE TO CREDIT RISK
We are exposed to credit risk based on the deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. We assume unsecured and secured credit risk exposure in that a borrower or counterparty could default and we may suffer a loss if we are not able to fully recover amounts owed to us in a timely manner. As a result of economic uncertainties caused by COVID-19, we may be subject to increased risk of counterparty defaults and credit losses. Due to the recent turmoil in the financial markets associated with COVID-19, some financial institutions have experienced financial difficulties. Our risk of credit losses may be exacerbated by a downturn in the housing markets, including higher delinquencies from increased unemployment and the effect of mortgage forbearance and other relief, as well as financial difficulties or failures of mortgage servicers. In addition, increased risk of credit losses may be the result of a decrease in the value of collateral securing our advances or mortgage loans.
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

If a borrower or counterparty fails or does not meet its obligations to us, we have the right to liquidate or take ownership of the collateral covering the obligation. However, if the liquidation value of the collateral is less than the value of the outstanding obligation, we may incur losses that could adversely affect our financial condition and results of operations. If we are unable to secure the obligations of borrowers and counterparties, this could negatively impact our financial condition and results of operations.
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

ACTUAL OR PERCEIVED CHANGES IN THE FHLBANK’S CREDIT RATINGS AS WELL AS THE U.S. GOVERNMENT’S CREDIT RATING COULD ADVERSELY AFFECT OUR BUSINESS
Our consolidated obligations are currently rated AA+/A-1+ by S&P and Aaa/P-1 by Moody’s, both with a stable outlook, and are rated AAA with a negative outlook by Fitch Ratings. These ratings are subject to reduction or withdrawal at any time by a nationally recognized statistical rating organization (NRSRO), and the FHLBank System may not be able to maintain these credit ratings. For example, in August 2020, Fitch Ratings affirmed the long-term U.S. sovereign AAA rating, but revised the outlook to “negative” from “stable.” Following this action, Fitch Ratings also affirmed our long-term AAA rating and revised the outlook to “negative” from “stable.” Adverse rating agency actions on the FHLBank System or U.S. Government may reduce investor confidence and negatively affect our cost of funds and ability to issue consolidated obligations on acceptable terms, which could adversely impact our financial condition and results of operations.
Certain products and transactions that we offer or use may be impacted by rating downgrades. Demand for certain Bank products, including, but not limited to, standby letters of credit and standby bond purchase agreements, is influenced by our credit rating. A reduction in our credit rating could weaken or eliminate demand for such products, and our financial condition and results of operations could be adversely affected. For certain uncleared derivative contracts, we are required to deliver additional collateral on derivatives in a net liability position to counterparties if there is a deterioration in our credit rating. For cleared derivatives, the Derivative Clearing Organization (Clearinghouse) determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades. We were not required to post additional initial margin by our clearing agents at December 31, 2020.
INCREASES IN DELINQUENCY OR LOSS ESTIMATES ON OUR MPF AND MPP LOANS MAY HAVE AN ADVERSE IMPACT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condition of the U.S. housing market can have a significant impact on the Bank. If economic conditions weaken and result in increased unemployment and a decline in home prices, we could see an increase in loan delinquencies or loss estimates and decide to increase our allowance for credit losses on mortgage loans. Uncertainties surrounding COVID-19, including the impact of mortgage forbearance, may heighten these risks. In addition, to the extent that mortgage insurance providers fail to fulfill their obligations to pay us for claims, we could bear additional losses on certain mortgage loans with outstanding mortgage insurance coverage. As a result, our financial condition and results of operations could be adversely impacted.

OPERATIONAL RISK
FAILURES OR INTERRUPTIONS IN INTERNAL CONTROLS, INFORMATION SYSTEMS, AND OTHER OPERATING TECHNOLOGIES COULD HARM OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS, REPUTATION, AND RELATIONS WITH MEMBERS
Control failures, including failures in our controls over financial reporting, or business interruptions with members, could result from human error, fraud, breakdowns in information and computer systems, lapses in operating processes, natural or man-made disasters, or widespread health emergencies. We have experienced material weaknesses in our internal control over financial reporting in the past, and could experience a material weakness of this nature in the future. If a significant control failure or business interruption were to occur, it could materially damage our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse, or repair the negative effects of such failures or interruptions.
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
The extent to which COVID-19 impacts our business, financial condition, and results of operations will depend on many factors that are highly uncertain and difficult to predict, including, but not limited to, the duration, spread and severity of COVID-19, the availability and public acceptance of an approved vaccine, additional actions taken to contain COVID-19, and how quickly and to what extent normal economic and operating conditions can resume.

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
The assumptions used in both external and internal pricing models could have a significant effect on the reported fair values of assets and liabilities or collateral, the related income and expense, and the expected future behavior of assets and liabilities or collateral. While models we use to value financial instruments and collateral are subject to periodic validation by independent parties, rapid changes in market conditions could impact the value of our financial instruments and collateral. For example, as a result of COVID-19 and its economic impact, there is currently unprecedented uncertainty in the financial markets, which is affecting our financial valuation model inputs and assumptions and may have an adverse effect on our model outputs. The use of different models and assumptions, as well as changes in market conditions, could impact our financial condition and results of operations as well as the amount of collateral we require from borrowers and counterparties.

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
GENERAL RISK FACTORS
THE INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD ADVERSELY IMPACT OUR BUSINESS
We rely heavily upon our employees in order to successfully execute our business and strategies. The success of our business mission depends, in large part, on our ability to attract and retain certain key personnel with required talents and skills. If we are unable to hire or retain key personnel with the needed talents or skills, lack a diverse and inclusive working environment, or fail to develop and execute a succession plan, our business operations could be adversely impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is located at 909 Locust Street, Des Moines, Iowa. We currently occupy 94,000 of the approximate 226,000 square feet of office space, and have leased or are in the process of leasing the remaining space. We also lease 8,200 square feet of office space at 901 5th Avenue, Seattle, Washington for employees serving our members in the western states within our district, an off-site back-up facility with approximately 3,500 square feet in Urbandale, Iowa, and approximately 3,000 square feet of office space in Washington, D.C. to support government relations, which is shared with two other FHLBanks.

ITEM 3. LEGAL PROCEEDINGS

Refer to “Item 8. Financial Statements and Supplementary Data — Note 14 — Commitments and Contingencies” for information regarding legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We are a cooperative. This means we are owned by our customers, whom we call members. Our current and former members own all of our outstanding capital stock. Our capital stock is not publicly traded and has a par value of $100 per share. All shares are issued, redeemed, or repurchased by us at the stated par value. Our capital stock may be redeemed with a five year notice from the member or voluntarily repurchased by us at par value, subject to certain limitations set forth in our Capital Plan. At February 28, 2021, we had 1,319 current members that held 33.8 million shares of capital stock and 15 former members that held 0.3 million shares of mandatorily redeemable capital stock.
We paid the following quarterly cash dividends during 2020 and 2019 (dollars in millions):

	2020
Quarter Declared and Paid[1]	Amount[2]	Annualized Rate[3]	Activity-Based Stock Rate	Membership Stock Rate
First Quarter	$59	5.14%	5.75%	3.25%
Second Quarter	53	4.88	5.50	3.00
Third Quarter	49	4.76	5.50	3.00
Fourth Quarter	42	4.67	5.50	3.00

	2019
Quarter Declared and Paid[1]	Amount[2]	Annualized Rate[3]	Activity-Based Stock Rate	Membership Stock Rate
First Quarter	$70	5.25%	5.75%	3.25%
Second Quarter	68	5.25	5.75	3.25
Third Quarter	69	5.24	5.75	3.25
Fourth Quarter	62	5.18	5.75	3.25

1    Represents cash dividends declared and paid in the quarter noted. Dividend payments are based on average capital stock outstanding during the prior quarter.

2    Amounts exclude cash dividends paid on mandatorily redeemable capital stock for each quarter of 2020 and 2019. For financial reporting purposes, these dividends were classified as interest expense.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following tables present selected financial data for the periods indicated (dollars in millions):

	December 31,
Statements of Condition	2020	2019	2018	2017	2016
Cash and due from banks	$978	$1,029	$119	$503	$223
Investments[1]	31,497	38,465	31,777	34,452	41,218
Advances	46,530	80,360	106,323	102,613	131,601
Mortgage loans held for portfolio, net[2]	8,242	9,334	7,835	7,096	6,913
Total assets	87,691	129,603	146,515	145,099	180,605
Consolidated obligations
Discount notes	27,345	29,531	42,879	36,682	80,947
Bonds	52,254	91,553	93,772	98,893	89,898
Total consolidated obligations[3]	79,599	121,084	136,651	135,575	170,845
Mandatorily redeemable capital stock	52	206	255	385	664
Total liabilities	81,951	122,877	138,967	138,078	173,204
Capital stock — Class B putable	3,341	4,517	5,414	5,068	5,917
Additional capital from merger	—	—	—	—	52
Retained earnings	2,351	2,165	2,050	1,839	1,450
Accumulated other comprehensive income (loss)	48	44	84	114	(18)
Total capital	5,740	6,726	7,548	7,021	7,401
Regulatory capital ratio[4]	6.55	5.31	5.27	5.03	4.48

	For the Years Ended December 31,
Statements of Income	2020	2019	2018	2017	2016
Net interest income[5]	$472	$576	$635	$650	$449
Provision (reversal) for credit losses on mortgage loans	1	—	—	—	3
Other income (loss)[5,6]	121	20	20	52	396
Other expense[7]	189	168	142	124	118
AHP assessments	41	44	53	60	75
Net income	362	384	460	518	649
Selected Financial Ratios[5,8]
Net interest spread[9]	0.38%	0.29%	0.32%	0.34%	0.24%
Net interest margin[10]	0.45	0.42	0.43	0.39	0.28
Return on average equity	5.88	5.38	6.21	7.01	10.09
Return on average capital stock	9.33	7.75	8.67	9.20	12.43
Return on average assets	0.34	0.27	0.31	0.31	0.40
Average equity to average assets	5.73	5.10	4.98	4.41	3.92
Dividend payout ratio[11]	56.10	70.01	54.04	35.01	21.83

1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, AFS securities, and held-to-maturity (HTM) securities.

2    Includes an allowance for credit losses of $1 million, $1 million, $1 million, $2 million, and $2 million at December 31, 2020, 2019, 2018, 2017, and 2016.

3    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $746.8 billion, $1,025.9 billion, $1,031.6 billion, $1,034.2 billion, and $989.3 billion at December 31, 2020, 2019, 2018, 2017, and 2016.

4    Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock) and retained earnings. At December 31, 2016, regulatory capital also included additional capital from merger, which was depleted by the first quarter dividend payment in May of 2017.

5    Beginning January 1, 2019, the net fair value gains and losses of derivatives and hedged items designated in fair value hedge relationships are reported in net interest income. Prior to January 1, 2019, these amounts were reported in other income (loss).

6    Other income (loss) includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives and hedging activities, and gains on litigation settlements, net. During 2020, 2017, and 2016, other income (loss) was impacted by net gains on litigation settlements. We did not record any litigation settlements during 2019 or 2018.

7    Other expense includes, among other things, compensation and benefits, professional fees, and contractual services.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis (MD&A) is designed to provide information that will help the reader develop a better understanding of our financial statements, changes in our financial statements from year to year, and the primary factors driving those changes. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the years ended December 31, 2020 and December 31, 2019. Discussion of 2018 items and the year-over-year comparison of changes in our financial condition and results of operations as of and for the years ended December 31, 2019 and December 31, 2018 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 11, 2020.

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

Financial Results
In 2020, we reported net income of $362 million compared to $384 million in 2019. Our net income, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was driven by net interest income, other income (loss), and other expense.

Net interest income totaled $472 million in 2020 compared to $576 million in 2019. Our net interest margin was 0.45 percent during 2020 compared to 0.42 percent during 2019. The $104 million decline in net interest income was primarily impacted by the lower interest rate environment and lower average advance balances, partially offset by an increase in advance prepayment fee income of $66 million compared to the same period in 2019.

During 2020, we recorded other income (loss) of $121 million compared to $20 million in 2019. Other income (loss) was primarily impacted by net gains on litigation settlements of $120 million in 2020 as a result of settlements with defendants in our private-label MBS litigation. We did not record any litigation settlements during 2019. Other factors impacting other income (loss) included net gains (losses) on trading securities and net gains (losses) on derivatives and hedging activities.

Other expense totaled $189 million for 2020 compared to $168 million for 2019. The increase in other expense was primarily due to increased pension costs as a result of us making a discretionary contribution of $32 million at the end of the year, offset in part by lower professional fees and other operating expenses.

Our total assets decreased to $87.7 billion at December 31, 2020, from $129.6 billion at December 31, 2019 driven by a decrease in advances and investments. Advances at December 31, 2020 decreased by $33.8 billion from advances at December 31, 2019 due primarily to a decrease in borrowings of $25.5 billion by Wells Fargo Bank, N.A. We experienced decreased demand for advances across the majority of our other institution types, driven primarily by increased liquidity in the financial markets and higher member deposit levels. Investments decreased $7.0 billion from December 31, 2019 due primarily to a decline in money market investments of $9.7 billion, as liquidity management was impacted by lower advance demand and other economic impacts of COVID-19.

Our total liabilities decreased to $82.0 billion at December 31, 2020, from $122.9 billion at December 31, 2019, primarily driven by a decrease in the amount of consolidated obligations needed to fund our assets.

Total capital decreased to $5.7 billion at December 31, 2020 from $6.7 billion at December 31, 2019, primarily due to a decrease in capital stock resulting from a decline in member activity. Our regulatory capital ratio increased to 6.55 percent at December 31, 2020, from 5.31 percent at December 31, 2019, and was above the required regulatory minimum at each period end. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings.

Adjusted Earnings

As part of evaluating our financial performance, we adjust GAAP net interest income and GAAP net income before assessments for the impact of (i) market adjustments relating to derivative and hedging activities and instruments held at fair value, (ii) realized gains (losses) on investment securities, and (iii) other non-routine and unpredictable items, including, but not limited to, net asset prepayment fee income, mandatorily redeemable capital stock interest expense, discretionary pension contributions, and net gains on litigation settlements. The resulting non-GAAP measure, referred to as our adjusted earnings, reflects both adjusted net interest income and adjusted net income.

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

The adjusted net income methodology is calculated on a post Affordable Housing Program (AHP) assessment basis. Management believes AHP assessments are a fundamental component of our business and believes this assessment should be included in our adjusted net income calculation. In addition, this treatment aligns the adjusted net income results to our strategic business plan, which is calculated on a post AHP assessment basis.

As indicated in the tables that follow, our adjusted net interest income and adjusted net income decreased during 2020 when compared to 2019. The decline was driven by lower adjusted net interest income due primarily to lower average advance balances and the lower interest rate environment.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Years Ended December 31,
	2020	2019
GAAP net interest income	$472	$576
Exclude:
Prepayment fees on advances, net[1]	75	10
Prepayment fees on investments, net[2]	(2)	6
Mandatorily redeemable capital stock interest expense	(5)	(12)
Market value adjustments on fair value hedges[3]	11	5
Total adjustments	79	9
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(14)	(1)
Adjusted net interest income	$379	$566
Adjusted net interest margin	0.36%	0.41%

1    Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2    Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

3     Represents,gains (losses) on derivatives and hedged items in qualifying hedging relationships. Amounts do not include the amortization of the financing element of off-market derivatives.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Years Ended December 31,
	2020	2019
GAAP net income before assessments	403	$428
Exclude:
Prepayment fees on advances, net[1]	75	10
Prepayment fees on investments, net[2]	(2)	6
Mandatorily redeemable capital stock interest expense	(5)	(12)
Market value adjustments on fair value hedges[3]	11	5
Net gains (losses) on trading securities	17	28
Net gains (losses) on derivatives and hedging activities	(48)	(35)
Discretionary pension contributions	(32)	—
Gains on litigation settlements, net	120	—
Include:
Net interest expense on economic hedges	(14)	(1)
Adjusted net income before assessments	253	425
Adjusted AHP Assessments[4]	25	43
Adjusted net income	$228	$382

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

4    Adjusted AHP assessments for this non-GAAP measure are calculated as 10 percent of adjusted net income before assessments. For additional discussion on AHP assessments, refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Affordable Housing Program.”

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
We also temporarily expanded our Community Investment Advance (CIA) product and allowed Paycheck Protection Program (PPP) eligible members to demonstrate CIA program qualifications using PPP loans. This temporary expansion expired on December 31, 2020. In addition, we have made collateral policy changes and clarifications including accepting PPP loans guaranteed by the Small Business Administration (SBA) as eligible collateral.
We remain focused on both the health and safety of our employees. The majority of our employees continue to work remotely, with a limited number of employees voluntarily working from our headquarters. We have not experienced and do not expect to experience any impairment of our ability to meet the needs of members.
The effects of COVID-19 are rapidly evolving, and the full impact and duration of the virus are unknown. As a result of measures taken to address the impact of the COVID-19 shutdown, interest rates have declined significantly and our financial statements have been adversely impacted. Further, demand for advances decreased significantly as a number of emergency actions taken by the Federal Reserve helped facilitate liquidity and support stability in the fixed-income markets and as members experienced substantial deposit growth. The extent of the impact to our future performance will depend upon how long the current conditions persist. For additional information, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Conditions in the Financial Markets — Economy and Financial Markets” and “Item 1A. Risk Factors.”

Replacement of the LIBOR Benchmark Interest Rate
In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that after 2021 it will no longer compel banks to submit rates for the calculation of LIBOR. In response, the Federal Reserve Board and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee to identify a set of alternative reference interest rates for possible use as market benchmarks. This committee proposed SOFR as its recommended alternative to U.S. dollar LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in the second quarter of 2018. SOFR is based on a broad segment of the overnight Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities.

On September 27, 2019, the Finance Agency issued a Supervisory Letter to all FHLBanks providing LIBOR transition guidance. The Supervisory Letter stated that by March 31, 2020, the FHLBanks should no longer enter into new financial assets, liabilities, and derivatives that reference LIBOR and mature after December 31, 2021 for all product types other than investments. For investments, the Supervisory Letter indicated the FHLBanks, by December 31, 2019, should stop purchasing investments that reference LIBOR and mature after December 31, 2021. We ceased purchasing investments that reference LIBOR in 2018. As a result of market volatility triggered in part by COVID-19, on March 16, 2020, the Finance Agency extended from March 31, 2020 to June 30, 2020 the FHLBanks’ ability to enter into new instruments referencing LIBOR that mature after December 31, 2021. As of June 30, 2020, we ceased execution of new LIBOR indexed transactions with maturities beyond December 31, 2021.

On November 30, 2020, U.S. and UK regulators and LIBOR’s administrator made a series of announcements regarding the end of LIBOR. Collectively, these announcements proposed a prolonged wind-down for use of LIBOR. They call for no new LIBOR contracts after the end of 2021, while giving legacy contracts sufficient time to wind-down. If adopted, these proposed plans would cease the major LIBOR tenors in mid-2023 (overnight, 1-month, 3-month, 6-month, 12-month), and two less used LIBOR settings at the end of 2021 (1 week, 2-month).

As noted throughout this report, many of our advances, investments, consolidated obligation bonds, derivatives, and related collateral are indexed to LIBOR. Some of these assets and liabilities and related collateral have maturity dates that extend beyond 2021. We are preparing for a transition away from LIBOR and plan to utilize SOFR as the dominant replacement rate on an ongoing basis. We have developed a transition plan that will change with market developments and member needs and addresses considerations such as LIBOR exposure, member products, fallback language, operational preparedness, and balance sheet management.

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
Market activity in SOFR-indexed financial instruments continues to increase and we continue to offer SOFR-indexed advances and issue SOFR-indexed debt. In 2020, we also began utilizing interest rate swaps based on the federal funds or SOFR OIS rates as an alternative to using LIBOR when entering into new derivative transactions.
For additional information on regulatory action related to LIBOR, including our adherence to fallback protocol for certain derivative agreements, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”

The following tables summarize our variable rate advances, investments, consolidated obligation bonds and derivatives by interest-rate index at December 31, 2020 and 2019 (in millions):

	December 31, 2020
	LIBOR	SOFR OIS	Federal Funds OIS	Other	Total
Advances, principal amount	$1,157	$175	$—	$11,267	$12,599
Investment securities
Non-mortgage-backed securities, principal amount	1,819	—	—	—	1,819
Mortgage-backed securities, principal amount	7,726	—	—	—	7,726
Total investment securities	9,545	—	—	—	9,545
Consolidated obligation bonds, principal amount	4,940	7,983	—	—	12,923
Total variable rate financial instruments amount	$15,642	$8,158	$—	$11,267	$35,067

Derivatives
Pay leg, notional amount	$10,412	$—	$76	$—	$10,488
Receive leg, notional amount	15,761	5	9,115	—	24,881

	December 31, 2019
	LIBOR	SOFR OIS	Other	Total
Advances, principal amount	$22,919	$500	$17,605	$41,024
Investment securities
Non-mortgage-backed securities, principal amount	2,120	—	—	2,120
Mortgage-backed securities, principal amount	9,345	—	1	9,346
Total investment securities	11,465	—	1	11,466
Consolidated obligation bonds, principal amount	48,970	3,967	—	52,937
Total variable rate financial instruments amount	$83,354	$4,467	$17,606	$105,427

Derivatives
Pay leg, notional amount	$17,473	$—	$—	$17,473
Receive leg, notional amount	21,249	—	—	21,249

The following tables present our exposure to LIBOR-indexed advances, investments, consolidated obligation bonds and derivatives at December 31, 2020 and 2019 (in millions):

	December 31, 2020
	Due in 2021	Thereafter	Total
Assets Indexed to LIBOR
Advances, principal amount by redemption term	$293	$864	$1,157
Investment securities, by contractual maturity[1]
Non-mortgage-backed securities, principal amount	—	1,819	1,819
Mortgage-backed securities, principal amount	12	7,714	7,726
Derivatives, receive leg
Cleared, notional amount	2,304	8,578	10,882
Uncleared, notional amount	482	4,397	4,879
Total Principal/Notional Amount	$3,091	$23,372	$26,463

Liabilities Indexed to LIBOR
Consolidated obligation bonds, principal amount by contractual maturity	$4,940	$—	$4,940
Derivatives, pay leg
Cleared, notional amount	8,837	1,004	9,841
Uncleared, notional amount	168	403	571
Total Principal/Notional Amount	$13,945	$1,407	$15,352

	December 31, 2019
	Due in 2020	Due in 2021	Thereafter	Total
Assets Indexed to LIBOR
Advances, principal amount by redemption term	$10,445	$11,886	$588	$22,919
Investment securities, by contractual maturity[1]
Non-mortgage-backed securities, principal amount	8	—	2,112	2,120
Mortgage-backed securities, principal amount	—	12	9,333	9,345
Derivatives, receive leg
Cleared, notional amount	3,425	2,763	9,445	15,633
Uncleared, notional amount	157	514	4,945	5,616
Total Principal/Notional Amount	$14,035	$15,175	$26,423	$55,633

Liabilities Indexed to LIBOR
Consolidated obligation bonds, principal amount by contractual maturity	$44,780	$4,190	$—	$48,970
Derivatives, pay leg
Cleared, notional amount	6,882	8,837	1,004	16,723
Uncleared, notional amount	179	168	403	750
Total Principal/Notional Amount	$51,841	$13,195	$1,407	$66,443
1    MBS are presented by contractual maturity, however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.
For a summary of our risks on the replacement of the LIBOR benchmark interest rate, refer to “Item 1A. Risk Factors.”

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

The COVID-19 outbreak continues to cause tremendous human and economic hardship across the U.S. Economic activity and employment have continued to recover but remain well below their levels at the beginning of 2020. Weaker demand and earlier declines in oil prices have been holding down consumer price inflation. Overall financial conditions remain accommodative, in part reflecting policy measures to support the economy and the flow of credit to U.S. households and businesses.

The path of the economy will depend significantly on the course of the virus. The ongoing public health crisis will continue to weigh on economic activity, employment, and inflation in the near term, and poses considerable risks to the economic outlook over the medium term. In its December 16, 2020 statement, the Federal Open Market Committee (FOMC or Committee) stated that it decided to keep the target range for the federal funds rate at zero to 0.25 percent. The Committee stated that it expects it will be appropriate to maintain this target range until labor market conditions have reached levels consistent with the Committee’s assessments of maximum employment and inflation has risen to two percent and is on track to moderately exceed two percent for some time. The Committee stated that the assessment will take into account a wide range of information, including readings on public health, labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments.

As the spread of COVID-19 increased and the economic impact continued to be negative, the Federal Reserve and Congress implemented a multitude of programs to help stabilize market conditions. The Federal Reserve indicated that it will continue to increase its holdings of U.S. Treasuries and agency MBS, until substantial further progress has been made toward the Committee’s maximum employment and price stability goals. These asset purchases help foster smooth market functioning and accommodative financial conditions, thereby supporting the flow of credit to households and businesses.

Mortgage Markets

Beginning in March 2020, the impact of COVID-19 significantly affected the U.S. housing markets and resulted in declines in interest rates, home inventory, and home sales. In the second half of 2020, the housing market began to show signs of recovery. Home sales increased in the fourth quarter of 2020 to levels above the fourth quarter of 2019 and housing inventory remained low, resulting in higher home prices. During 2020, mortgage rates continued to decline, on average, and refinancing activity remained the primary driver of mortgage activity.

The federal government programs to assist homeowners affected by the pandemic, including temporary mortgage payment forbearance and a temporary moratorium on foreclosures and evictions, remained in place during the fourth quarter of 2020. Forbearances and delinquencies of mortgage loans stabilized and began to trend down in the second half of 2020, consistent with a decline in the rate of unemployment. The federal government programs are set to expire on June 30, 2021, which could result in an increase in delinquencies and foreclosures.

Interest Rates

    The following table shows information on key market interest rates1:

	Fourth Quarter 2020 3-Month Average	Fourth Quarter 2019 3-Month Average	2020 12-Month Average	2019 12-Month Average	2020 Ending Rate	2019 Ending Rate
Federal funds	0.09%	1.65%	0.36%	2.16%	0.09%	1.55%
Three-month LIBOR	0.22	1.93	0.64	2.33	0.24	1.91
SOFR	0.09	1.67	0.35	2.21	0.07	1.55
2-year U.S. Treasury	0.15	1.59	0.38	1.97	0.12	1.57
10-year U.S. Treasury	0.86	1.79	0.88	2.14	0.92	1.92
30-year residential mortgage note	2.77	3.70	3.12	3.94	2.67	3.74

1    Source: Bloomberg.

In March 2020, the FOMC lowered the Federal Reserve’s key target interest rate, the federal funds rate, to a range of zero to 0.25 percent and maintained that range throughout 2020, compared to a range of 1.50 to 1.75 percent for 2019.

The U.S. Treasury yields have declined to historically low levels and mortgage rates were lower on average during 2020 when compared to 2019. The global concerns related to COVID-19 and the impact on economic activity have led to lower interest rates. As interest rates declined, our net income was negatively impacted.

Funding Spreads

The following table reflects our funding spreads to LIBOR (basis points)1:

	Fourth Quarter 2020 3-Month Average	Fourth Quarter 2019 3-Month Average	2020 12-Month Average	2019 12-Month Average	2020 Ending Spread	2019 Ending Spread
3-month	(12.1)	(30.5)	(26.2)	(21.1)	(13.7)	(32.7)
2-year	(5.4)	0.9	(0.9)	(0.3)	(6.0)	(7.4)
5-year	4.0	11.1	13.3	9.7	(0.9)	2.4
10-year	25.2	32.4	43.0	38.3	17.6	28.7

1    Source: The Office of Finance.

The following table reflects our funding spreads to U.S. Treasuries (basis points)1:

	Fourth Quarter 2020 3-Month Average	Fourth Quarter 2019 3-Month Average	2020 12-Month Average	2019 12-Month Average	2020 Ending Spread	2019 Ending Spread
3-month	1.7	4.7	3.6	5.0	2.3	5.1
2-year	2.5	4.1	7.7	5.4	1.0	3.6
5-year	10.5	8.7	18.4	10.1	5.3	5.2
10-year	26.6	25.1	42.7	34.0	18.5	26.0

1    Source: The Office of Finance.

As a result of our credit quality and GSE status, we generally have ready access to funding at relatively competitive interest rates. During 2020, our short-term funding spreads to LIBOR, on average, were generally more favorable when compared to 2019. As such, we utilized short-term discount notes in an effort to capture attractive funding, match the repricing structures on floating rate assets, and meet our liquidity requirements. During 2020, our long-term funding spreads to LIBOR, on average, generally deteriorated when compared to 2019. Our funding spreads were mixed relative to U.S. Treasuries when compared to the same periods in the prior year.

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the years ended December 31, 2020 and 2019 (dollars in millions). See further discussion of changes in our results of operations in the sections that follow.

			2020 vs. 2019
	2020	2019	$ Change	% Change
Net interest income	$472	$576	$(104)	(18)%
Provision (reversal) for credit losses on mortgage loans	1	—	1	100
Other income (loss)	121	20	101	505
Other expense	189	168	21	13
AHP assessments	41	44	(3)	(7)
Net income	$362	$384	$(22)	(6)%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and yields/costs of major asset and liability categories (dollars in millions):

	For the Years Ended December 31,
	2020			2019			2018
	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]
Interest-earning assets
Interest-bearing deposits	$747	0.19%	$1	$228	1.37%	$3	$125	0.97%	$1
Securities purchased under agreements to resell	5,192	0.63	33	8,253	2.17	179	3,921	1.87	73
Federal funds sold	7,545	0.41	31	7,545	2.13	161	5,838	1.84	107
Mortgage-backed securities[3,4]	14,465	1.26	182	15,792	2.80	442	17,448	2.51	439
Other investments[3,4,5]	8,062	1.36	110	5,688	3.03	172	6,325	2.89	183
Advances[4]	60,897	1.56	950	92,866	2.65	2,466	106,294	2.30	2,443
Mortgage loans[6]	9,089	2.84	258	8,465	3.36	285	7,364	3.42	252
Loans to other FHLBanks	2	1.60	—	3	2.37	—	4	1.60	—
Total interest-earning assets	105,999	1.48	1,565	138,840	2.67	3,708	147,319	2.37	3,498
Non-interest-earning assets	1,284	—	—	967	—	—	1,183	—	—
Total assets	$107,283	1.46%	$1,565	$139,807	2.65%	$3,708	$148,502	2.36%	$3,498
Interest-bearing liabilities
Deposits	$1,314	0.09%	$1	$986	1.47%	$14	$929	1.48%	$14
Consolidated obligations
Discount notes	27,678	0.62	172	35,527	2.30	817	38,986	1.89	736
Bonds[4]	70,098	1.31	915	94,803	2.41	2,289	99,676	2.10	2,095
Other interest-bearing liabilities[7]	101	4.92	5	224	5.45	12	342	5.41	18
Total interest-bearing liabilities	99,191	1.10	1,093	131,540	2.38	3,132	139,933	2.05	2,863
Non-interest-bearing liabilities	1,943	—	—	1,141	—	—	1,168	—	—
Total liabilities	101,134	1.08	1,093	132,681	2.36	3,132	141,101	2.03	2,863
Capital	6,149	—	—	7,126	—	—	7,401	—	—
Total liabilities and capital	$107,283	1.02%	$1,093	$139,807	2.24%	$3,132	$148,502	1.93%	$2,863
Net interest income and spread[8]		0.38%	$472		0.29%	$576		0.32%	$635
Net interest margin[9]		0.45%			0.42%			0.43%
Average interest-earning assets to interest-bearing liabilities		106.86%			105.55%			105.28%

1    Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2    Interest income and expense amounts reported for advances, mortgage-backed securities (MBS), other investments, and consolidated obligation bonds include gains (losses) on hedged items and derivatives in qualifying hedge relationships.

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

	2020 vs. 2019			2019 vs. 2018
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$2	$(4)	$(2)	$1	$1	2
Securities purchased under agreements to resell	(50)	(96)	(146)	93	13	106
Federal funds sold	—	(130)	(130)	35	19	54
Mortgage-backed securities	(34)	(226)	(260)	(44)	47	3
Other investments	55	(117)	(62)	(19)	8	(11)
Advances	(691)	(825)	(1,516)	(327)	350	23
Mortgage loans	20	(47)	(27)	37	(4)	33
Total interest income	(698)	(1,445)	(2,143)	(224)	434	210
Interest expense
Deposits	4	(17)	(13)	—	—	—
Consolidated obligations
Discount notes	(150)	(495)	(645)	(69)	150	81
Bonds	(499)	(875)	(1,374)	(105)	299	194
Other interest-bearing liabilities	(6)	(1)	(7)	(6)	—	(6)
Total interest expense	(651)	(1,388)	(2,039)	(180)	449	269
Net interest income	$(47)	$(57)	$(104)	$(44)	$(15)	$(59)

NET INTEREST SPREAD

Net interest spread equals the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. During 2020, our net interest spread was 0.38 percent compared to 0.29 percent and 0.32 percent for the same periods in 2019 and 2018. Our net interest spread during 2020 was primarily impacted by increased advance prepayment fee income of $66 million compared to the same period in 2019. The primary components of our interest income and interest expense are discussed below.

NET INTEREST MARGIN

Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. During 2020, our net interest margin was 0.45 percent compared to 0.42 percent and 0.43 percent for the same periods in 2019 and 2018. The increase in net interest margin during 2020 when compared to 2019 was primarily attributable to higher asset-liability spreads, offset in part by the lower interest rate environment.

Advances

Interest income on advances decreased during 2020 when compared to 2019, due primarily to the lower interest rate environment and lower average advance balances, partially offset by an increase in advance prepayment fee income. The decrease in average advance balances from prior year was primarily a result of a decline in advances from Wells Fargo Bank, N.A. and decreased demand for advances across the majority of other institution types, driven primarily by increased liquidity in the financial markets and higher member deposit levels. This decrease was partially offset by an increase in borrowings by non-captive insurance companies. We do not expect significant new advances to Wells Fargo Bank, N.A. in the near future and this trend of paydowns and decreased new borrowings by members may continue. Interest income on advances increased during 2019 when compared to 2018, due primarily to the higher interest rate environment on average, partially offset by lower average advance balances as a result of a decline in advances from Wells Fargo Bank, N.A. and captive insurance company members.

Investments

Interest income on investments decreased during 2020 when compared to 2019 due primarily to the lower interest rate environment. Interest income on investments increased during 2019 when compared to 2018 due primarily to higher average money market investment balances as a result of increased liquidity needs resulting from advance demand during 2019 and the higher interest rate environment on average. This increase was partially offset by lower average MBS and other investment balances.

Bonds

Interest expense on bonds decreased during 2020 when compared to 2019 due primarily to the lower interest rate environment and lower average bond balances, largely driven by a decrease in the amount of consolidated obligations needed to fund our assets. In addition, during 2020, we increased our usage of shorter-term discount notes relative to bonds in an effort to capture attractive funding, match the repricing structures on floating rate assets, and meet our liquidity requirements. Interest expense on bonds increased during 2019 when compared to 2018 due primarily to the higher interest rate environment on average, offset in part by lower average bond balances driven by a reduction in total assets.

Discount Notes

Interest expense on discount notes decreased during 2020 when compared to 2019 primarily due to the lower interest rate environment and lower average discount note balances driven by a decrease in the amount of consolidated obligations needed to fund our assets. Interest expense on discount notes increased during 2019 when compared to 2018 primarily due to the to the higher interest rate environment on average, partially offset by lower average discount note balances driven by a reduction in total assets.

Other Income (Loss)

    The following table summarizes the components of other income (loss) (dollars in millions):

	For the Years Ended
	December 31,
	2020	2019
Net gains (losses) on trading securities	$17	$28
Net gains (losses) on derivatives and hedging activities	(48)	(35)
Gains on litigation settlements, net	120	—
Other, net	32	27
Total other income (loss)	$121	$20

During 2020, we recorded other income (loss) of $121 million compared to $20 million during 2019. Other income (loss) was primarily impacted by net gains on litigation settlements of $120 million as a result of settlements with defendants in our private-label MBS litigation. As of December 31, 2020, all private-label litigation cases initially filed have been settled. We did not record any litigation settlements during 2019. Other factors impacting other income (loss) included net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities, as described below.

During 2020, we recorded net losses of $48 million on our derivatives and hedging activities compared to net losses of $35 million in 2019. The fair value changes were primarily driven by changes in interest rates which impacted the fair value of interest rate swaps used to economically hedge our investment securities portfolio. These changes were primarily driven by market volatility caused by COVID-19 and the impact it had on interest rates. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities.

During 2020, we recorded net gains on trading securities of $17 million compared to net gains of $28 million in 2019. These changes in fair value were primarily due to the impact of changes in interest rates and credit spreads on our fixed rate trading securities which stemmed from market volatility caused by COVID-19. Trading securities are recorded at fair value with changes in fair value reflected through other income (loss).

Hedging Activities

We use derivatives to manage interest rate risk. Accounting rules affect the timing and recognition of income and expense on derivatives and therefore we may be subject to income statement volatility.

If a hedging activity qualifies for hedge accounting treatment (fair value hedge), the net interest settlements of interest receivables or payables related to the derivative are recognized as interest income or expense in the relevant income statement caption consistent with the hedged asset or liability. The net fair value gains and losses of derivatives and hedged items designated in fair value hedge relationships are also recognized as interest income or expense. Amortization of basis adjustments from terminated hedges and the amortization of the financing element of off-market derivatives are also recorded in interest income or expense.

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2020
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(44)	$(19)	$(4)	$(5)	$(72)
Net gains (losses) on derivatives and hedged items[2]	6	15	—	(4)	17
Net interest settlements on derivatives[3]	(146)	(106)	—	120	(132)
Total impact to net interest income	(184)	(110)	(4)	111	(187)
Other income (loss):
Net gains (losses) on economic hedges[4]	—	(46)	(2)	—	(48)
Net gains (losses) on trading securities[5]	—	17	—	—	17
Total impact to other income (loss)	—	(29)	(2)	—	(31)
Total net effect of hedging activities[6]	$(184)	$(139)	$(6)	$111	$(218)

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2019
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(7)	$(5)	$(1)	$(3)	$(16)
Net gains (losses) on derivatives and hedged items[2]	6	6	—	(3)	9
Net interest settlements on derivatives[3]	54	(10)	—	(163)	(119)
Total impact to net interest income	53	(9)	(1)	(169)	(126)
Other income (loss):
Net gains (losses) on derivatives and hedging activities:
Net gains (losses) on economic hedges[4]	—	(35)	—	—	(35)
Net gains (losses) on trading securities[5]	—	28	—	—	28
Total impact to other income (loss)	—	(7)	—	—	(7)
Total net effect of hedging activities[6]	$53	$(16)	$(1)	$(169)	$(133)

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

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities and the maturity, call, or prepayment of assets or liabilities previously in hedge relationships. During 2020, we experienced increased amortization activity, primarily due to an increase in prepayments of advances and investments that were previously in a hedge relationship.

NET GAINS (LOSSES) ON DERIVATIVES AND HEDGED ITEMS

The net gains and losses on derivatives and hedged items are recorded in net interest income. Gains (losses) on derivatives and hedged items are primarily driven by changes in the benchmark interest rate, volatility, and the divergence in the valuation curves used to value our assets, liabilities, and derivatives. During 2020, we recorded gains of $17 million on our fair value hedge relationships compared to gains of $9 million in 2019, which stemmed from market volatility caused by COVID-19 and the impact it had on interest rates.

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

NET GAINS (LOSSES) ON ECONOMIC HEDGES

We utilize economic derivatives to manage certain risks on our Statements of Condition. Gains and losses on economic derivatives are driven by changes in interest rates and volatility and include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. During 2020, we recorded net losses of $48 million on our economic derivatives. The fair value changes were primarily driven by changes in interest rates which impacted the fair value of interest rate swaps used to economically hedge our investment securities portfolio as highlighted in the table below. These changes were primarily driven by market volatility caused by COVID-19 and the impact it had on interest rates.

Investments

Gains and losses on our trading securities are also due primarily to changes in interest rates and credit spreads. The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Years Ended
	December 31,
	2020	2019
Gains (losses) on interest rate swaps economically hedging our investments	$(32)	$(34)
Interest settlements	(14)	(1)
Net gains (losses) on investment derivatives	(46)	(35)
Net gains (losses) on related trading securities	17	28
Net gains (losses) on economic investment hedge relationships	$(29)	$(7)

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Years Ended
	December 31,
	2020	2019
Compensation and benefits	$103	$65
Contractual services	16	16
Professional fees	25	33
Other operating expenses	22	31
Total operating expenses	166	145
Federal Housing Finance Agency	10	10
Office of Finance	6	7
Other, net	7	6
Total other expense	$189	$168

Other expense increased $21 million during 2020 when compared to 2019, driven primarily by an increase in compensation and benefits. The increase in compensation and benefits was primarily due to increased pension costs as a result of us making a discretionary contribution of $32 million at the end of the year. We did not make a discretionary pension contribution in 2019. This increase was offset in part by a decline in other operating expenses and professional fees. Other operating expenses decreased due to lower depreciation expense on core system projects and fewer employee travel costs in light of COVID-19. Professional fees declined as a result of fewer external resources to assist with our technology and operational initiatives during the year.

STATEMENTS OF CONDITION

Financial Highlights

    Our total assets decreased to $87.7 billion at December 31, 2020, from $129.6 billion at December 31, 2019. Our total liabilities decreased to $82.0 billion at December 31, 2020, from $122.9 billion at December 31, 2019. Total capital decreased to $5.7 billion at December 31, 2020, from $6.7 billion at December 31, 2019. See further discussion of changes in our financial condition in the sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	December 31,
	2020	2019
Commercial banks	$14,267	$47,835
Savings institutions	702	1,376
Credit unions	4,787	5,976
Non-captive insurance companies	26,074	20,821
Captive insurance companies	—	3,798
Community development financial institutions	20	14
Total member advances	45,850	79,820
Housing associates	50	100
Non-member borrowers	188	265
Total par value	$46,088	$80,185

Our total advance par value decreased $34.1 billion or 43 percent at December 31, 2020, when compared to December 31, 2019. The decrease was primarily due to a decrease in borrowings of $25.5 billion by Wells Fargo Bank, N.A., as they paid off their remaining advance balances during 2020. Wells Fargo Bank, N.A. had our largest concentration of advances outstanding at December 31, 2019. We do not expect significant new advances to Wells Fargo Bank, N.A. in the near future and this trend of paydowns and decreased new borrowings by members may continue. In 2020, we experienced decreased demand for advances across the majority of our other institution types, driven primarily by increased liquidity in the financial markets and higher member deposit levels.

As a result of the final rule on membership issued by the Finance Agency effective February 19, 2016, the eligibility requirements for FHLBank members were changed, rendering captive insurance company members ineligible for FHLBank membership. Captive insurance company members that were admitted as members prior to September 12, 2014, had their memberships terminated February 19, 2021. As of December 31, 2020, while we had five captive insurance company members, none had advances outstanding.

The following table summarizes our advances by product type (dollars in millions):

	December 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Variable rate	$12,599	27	$41,024	51
Fixed rate	31,546	69	37,007	46
Amortizing	1,943	4	2,154	3
Total par value	46,088	100	80,185	100
Premiums	18		25
Discounts	(3)		(6)
Fair value hedging adjustments	427		156
Total advances	$46,530		$80,360

Fair value hedging adjustments changed $271 million at December 31, 2020 when compared to December 31, 2019 due to the impact of interest rates on our cumulative fair value adjustments on advances in hedge relationships.

INTEREST RATE PAYMENT TERMS

The following table summarizes advances by interest rate payment and redemption terms (dollars in millions):

	December 31,
	2020	2019
Fixed rate
Due in one year or less	$11,394	$18,422
Due after one year	22,095	20,739
Total fixed rate	33,489	39,161
Variable rate
Due in one year or less	1,107	17,010
Due after one year	11,492	24,014
Total variable rate	12,599	41,024
Total par value	$46,088	$80,185

At December 31, 2020 and 2019, 25 and 31 percent of our advances were variable rate callable advances. Callable advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Interest rates on our variable rate callable advances reset at each call date to be consistent with either the underlying index or our current offering rate in line with our underlying cost of funds. We generally fund our variable rate callable advances with either discount notes or short-term floating rate debt. For additional discussion on our funding strategies, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

At December 31, 2020 and 2019, advances outstanding to our five largest member borrowers totaled $15.5 billion and $39.3 billion, representing 34 percent and 49 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at December 31, 2020 (dollars in millions):

	Amount	% of Total Advances
Principal Life Insurance Company	$4,250	9
EquiTrust Life Insurance Company	3,100	7
Midland National Life Insurance Company[1]	3,073	7
Washington Federal Bank, National Association	2,600	6
Transamerica Life Insurance Company	2,515	5
Total par value	$15,538	34

1    Excludes $1.5 billion of advances with North American Company for Life and Health Insurance, an affiliate of Midland National Life Insurance Company.

We evaluate advances for credit losses on a quarterly basis and have never experienced a credit loss on our advances. In December 2020, we declared a member bank in default under its contractual terms and individually assessed the related advances for expected credit losses as of December 31, 2020, concluding no allowance for credit losses was necessary in light of the advances being well-secured with underlying collateral. All other advances were evaluated on a collective basis as of December 31, 2020 and, based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, we determined there were no expected credit losses on those advances.

We consider an advance past due for financial reporting purposes if a default of contractual principal or interest exists for a period of 30 days or more. In light of the above event, as of February 28, 2021, we have advances outstanding with a par value of $365 million that are considered past due. For additional discussion on our advance credit risk, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

    The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	December 31,
	2020	2019
Fixed rate conventional loans	$7,646	$8,712
Fixed rate government-insured loans	481	496
Total unpaid principal balance	8,127	9,208
Premiums	107	125
Discounts	(3)	(4)
Basis adjustments from mortgage loan purchase commitments	12	6
Total mortgage loans held for portfolio	8,243	9,335
Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$8,242	$9,334

Our total mortgage loans decreased $1.1 billion or 12 percent at December 31, 2020, when compared to December 31, 2019. The decrease was primarily due to principal paydowns exceeding loan purchases as a result of increased refinancing activity driven by lower rates.

We evaluate mortgage loans for credit losses on a quarterly basis. At both December 31, 2020 and 2019, our allowance for credit losses totaled $1 million. For additional discussion on our mortgage loan credit risk, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Loans.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	December 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$401	1	$1	—
Securities purchased under agreements to resell	4,800	15	13,950	36
Federal funds sold	3,695	12	4,605	12
U.S. Treasury obligations[2]	3,211	10	—	—
Total short-term investments	12,107	38	18,556	48
Long-term investments[3]
Mortgage-backed securities
GSE single-family	1,671	5	2,401	6
GSE multifamily	8,613	28	8,134	21
U.S. obligations single-family[2]	3,547	11	4,064	11
U.S. obligations commercial[2]	—	—	1	—
Private-label residential	6	—	7	—
Total mortgage-backed securities	13,837	44	14,607	38
Non-mortgage-backed securities
U.S. Treasury obligations[2]	858	3	—	—
Other U.S. obligations[2]	1,786	6	2,277	6
GSE and Tennessee Valley Authority obligations	1,465	4	1,504	4
State or local housing agency obligations	896	3	977	3
Other	548	2	544	1
Total non-mortgage-backed securities	5,553	18	5,302	14
Total long-term investments	19,390	62	19,909	52
Total investments	$31,497	100	$38,465	100
1    Short-term investments have original maturities equal to or less than one year.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

3    Long-term investments have original maturities of greater than one year.

INTEREST RATE PAYMENT TERMS

The following tables summarize the interest rate payment terms of investment securities (dollars in millions):

	December 31,
	2020	2019
Trading securities at fair value
Fixed rate	$4,875	$888
Total trading securities	$4,875	$888

AFS at amortized cost
Fixed rate	$7,420	$6,608
Variable rate	8,438	9,995
Total AFS	$15,858	$16,603

HTM at amortized cost
Fixed rate	$710	$900
Variable rate	1,106	1,470
Total HTM	$1,816	$2,370

Our investments decreased $7.0 billion or 18 percent at December 31, 2020, when compared to December 31, 2019. The decrease was due primarily to a decline in money market investments of $9.7 billion, as liquidity management was impacted by lower advance demand and other economic impacts of COVID-19.

The Finance Agency limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. At December 31, 2020, our ratio of MBS to regulatory capital was 2.40 compared to 2.12 at December 31, 2019.

We evaluate investments for credit losses on a quarterly basis. For additional discussion on our investment credit risk. refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”

Consolidated Obligations

    Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At December 31, 2020 and 2019, the carrying value of consolidated obligations for which we are primarily liable totaled $79.6 billion and $121.1 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	December 31,
	2020	2019
Par value	$27,350	$29,592
Discounts and concession fees[1]	(5)	(61)
Total	$27,345	$29,531

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes decreased $2.2 billion or seven percent at December 31, 2020, when compared to December 31, 2019. The decrease was primarily driven by a reduction in total assets.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	December 31,
	2020	2019
Total par value	$51,930	$91,373
Premiums	199	217
Discounts and concession fees[1]	(26)	(38)
Fair value hedging adjustments	151	1
Total bonds	$52,254	$91,553

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds decreased $39.3 billion or 43 percent at December 31, 2020, when compared to December 31, 2019. The decrease was primarily driven by a reduction in total assets. In addition, we increased our usage of shorter-term discount notes relative to bonds in an effort to capture attractive funding, match the repricing structures on floating rate assets, and meet our liquidity requirements. Fair value hedging adjustments changed $150 million at December 31, 2020 when compared to December 31, 2019, due to the impact of interest rates on our cumulative fair value adjustments on bonds in hedge relationships.

INTEREST RATE PAYMENT TERMS
Bonds are issued with fixed or variable rate payment terms that use a variety of indices for interest rate resets such as SOFR or LIBOR. With respect to interest payments, fixed rate bonds may also have the following terms:
•Step-Up Bonds. These bonds pay interest at increasing fixed rates for specified intervals over the life of the bond. These bonds generally contain provisions enabling us to call the bonds at our option on the step-up dates.
•Step-Down Bonds. These bonds pay interest at decreasing fixed rates for specified intervals over the life of the bond. These bonds generally contain provisions enabling us to call the bonds at our option on the step-down dates.
The following table summarizes our bonds by interest rate payment terms (dollars in millions):

	December 31,
	2020	2019
Fixed rate	$38,952	$38,316
Simple variable rate	12,923	52,937
Step-up	55	120
Total par value	$51,930	$91,373

For additional information on our consolidated obligations, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

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

At December 31, 2020 and 2019, our mandatorily redeemable capital stock totaled $52 million and $206 million. Our total mandatorily redeemable capital stock balance decreased $154 million at December 31, 2020, when compared to December 31, 2019 due primarily to the repurchase of capital stock outstanding to captive insurance company members during 2020, driven by repayment of their advance balances.

Capital

The following table summarizes information on our capital (dollars in millions):

	December 31,
	2020	2019
Capital stock	$3,341	$4,517
Retained earnings	2,351	2,165
Accumulated other comprehensive income (loss)	48	44
Total capital	$5,740	$6,726

Our capital decreased $1.0 billion or 15 percent at December 31, 2020, when compared to December 31, 2019. The decrease was primarily due to a decrease in capital stock resulting from a decline in member activity. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for additional information on our capital.

Derivatives

    We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	December 31,
	2020	2019
Interest rate swaps
Noncallable	$33,848	$37,017
Callable by counterparty	1,383	1,495
Callable by the Bank	138	210
Total interest rate swaps	35,369	38,722
Forward settlement agreements (TBAs)	169	122
Mortgage loan purchase commitments	177	127
Total notional amount	$35,715	$38,971

The notional amount of our derivative contracts decreased at December 31, 2020, when compared to December 31, 2019. The decrease was driven by advance prepayments and a reduction in overall assets and liabilities. Consistent with the move to an alternative benchmark rate other than LIBOR, we started using interest rate swaps based on the federal funds or SOFR OIS rates to hedge our balance sheet during 2020. For additional discussion regarding our use of derivatives, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During 2020, proceeds from the issuance of bonds and discount notes were $42.5 billion and $178.9 billion compared to $66.7 billion and $121.2 billion in 2019. We continued to focus on issuing shorter-term discount notes in an effort to capture attractive funding, match repricing structures on advances, and provide additional liquidity.

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

We are focused on maintaining an adequate liquidity balance and a funding balance between our financial assets and financial liabilities and work collectively with the other FHLBanks to manage the system-wide liquidity and funding needs. We monitor our debt refinancing risk and liquidity position primarily by tracking the maturities of financial assets and financial liabilities. In managing and monitoring the amounts of assets that require refunding, we consider contractual maturities of our financial assets and liabilities, as well as certain assumptions regarding expected cash flows (i.e. estimated prepayments). External factors, including member borrowing needs, supply and demand in the debt markets, and other factors may affect liquidity balances and the funding balances between financial assets and financial liabilities. Refer to “Item 8. Financial Statements” for additional information regarding the contractual maturities or redemption terms of certain of our financial assets and liabilities.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of February 28, 2021, our consolidated obligations were rated AA+/A-1+ by Standard and Poor’s and Aaa/P-1 by Moody’s and both ratings had a stable outlook. In August 2020, Fitch Ratings affirmed the long-term U.S. sovereign AAA rating, but revised the outlook to “negative” from “stable.” Following this action, Fitch Ratings also affirmed our long-term AAA rating and revised the outlook to “negative” from “stable.” At February 28, 2021, our consolidated obligations remained rated AAA with a negative outlook by Fitch Ratings. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors.”

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At December 31, 2020 and 2019, the total par value of outstanding consolidated obligations for which we are primarily liable was $79.3 billion and $121.0 billion. At December 31, 2020 and 2019, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was $667.5 billion and $904.9 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of February 28, 2021, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

    We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During 2020, repayments of consolidated obligations totaled $263.0 billion compared to $203.7 billion in 2019. A portion of these payments were due to the call of certain bonds in an effort to better match our projected asset cash flows. During 2020, we called bonds with a total par value of $2.5 billion compared to $1.2 billion in 2019.

During 2020, advance disbursements totaled $146.8 billion compared to $264.6 billion in 2019. Advance disbursements will vary from period to period depending on member needs. During 2020, investment purchases (excluding overnight investments) totaled $19.6 billion compared to $147.2 billion in 2019. Investment purchases during each period were primarily driven by the purchase of money market investments, including secured resale agreements, or U.S. Treasury securities in an effort to manage our liquidity position.

We also use liquidity to purchase mortgage loans, redeem member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

LIQUIDITY REQUIREMENTS

We are subject to certain liquidity requirements set forth by the Finance Agency, as further outlined below. We also maintain a liquidity contingency funding plan designed to enable us to meet our obligations and the liquidity needs of our members in the event of short-term capital market disruptions, or operational disruptions at our Bank and/or the Office of Finance.

Finance Agency Advisory Bulletin on FHLBank Liquidity (the Liquidity Guidance AB) – This guidance requires us to maintain sufficient liquidity for a period of 10 to 30 calendar days. The base case scenario requires 20 days of positive daily cash balances and assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including very large highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. As a result of the deterioration in financial market conditions due to COVID-19, the Finance Agency issued revised guidance in March 2020 lowering the base case liquidity requirements during the year. However, the required calendar days of positive daily cash balances returned to 20 days by December 31, 2020. At December 31, 2020 and 2019, we were in compliance with this base case liquidity guidance.

This Liquidity Guidance AB also specifies appropriate funding gap limits to address the risks associated with a FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of total assets. The guidance provides funding gap limits within the range of negative 10 percent to negative 20 percent for a three-month horizon and negative 25 percent to negative 35 percent for a one-year horizon. Initial guidance, which was in effect at December 31, 2019, was set at a trailing three-month average of negative 15 percent for the three-month horizon and a trailing three-month average of negative 30 percent for the one-year horizon. In addition to the relief provided for base case liquidity noted above, on March 12, 2020, the Finance Agency also increased the funding gap ratios for the three-month and one-year time horizons during the year. The recommended funding gap maximums were reduced to negative 20 percent at the three-month horizon and negative 35 percent at the one-year horizon by December 31, 2020. At December 31, 2020 and 2019, we adhered to these funding gap requirements.

Liquidity Reserves for Deposits – We are required to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2020	2019
Liquidity deposit reserves	$46.0	$76.6
Deposits	1.9	1.1
Excess liquidity	$44.1	$75.5

Unpledged Qualifying Assets – We are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2020	2019
Qualifying assets free of lien or pledge	$87.3	$129.4
Consolidated obligations outstanding	79.6	121.1
Excess liquidity	$7.7	$8.3

Capital

CAPITAL REQUIREMENTS

    We are subject to certain regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock (including mandatorily redeemable capital stock), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all Class B capital stock (including mandatorily redeemable capital stock) and retained earnings. It does not include accumulated other comprehensive income (loss) (AOCI). Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At December 31, 2020 and 2019, we did not hold any nonpermanent capital. At December 31, 2020 and 2019, we were in compliance with all three of the Finance Agency’s regulatory capital requirements.

In addition to the requirements previously discussed, during 2019, the Finance Agency finalized an Advisory Bulletin on capital stock (the Capital Stock AB) which required each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets, effective February 2020. For purposes of the Capital Stock AB, capital stock includes mandatorily redeemable capital stock. The capital stock to total assets ratio is measured on a daily average basis at month end. At December 31, 2020, we were in compliance with the Capital Stock AB. Refer to “Item 8. Financial Statements and Supplementary Data — Note 11 — Capital” for additional information on our capital requirements.

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

Because membership is voluntary, a member can provide a notice of withdrawal from membership at any time. If a member provides a notice of withdrawal from membership, we will not repurchase or redeem any membership stock until five years from the date of receipt of a notice of withdrawal. To the extent membership is terminated involuntarily, we may elect to repurchase that institution’s membership stock prior to the end of the five-year redemption period. If a member withdraws or is involuntarily terminated from membership and holds activity-based capital stock, we will repurchase any such stock that is not required to support remaining business activity with the institution.

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

Regulatory Capital Stock
The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	December 31,
	2020	2019
Commercial banks	$1,446	$2,767
Savings institutions	77	113
Credit unions	514	547
Insurance companies	1,303	1,089
CDFIs	1	1
Total GAAP capital stock	3,341	4,517
Mandatorily redeemable capital stock	52	206
Total regulatory capital stock	$3,393	$4,723

The decrease in regulatory capital stock held at December 31, 2020 when compared to December 31, 2019 was primarily due to a decline in member activity. For additional information on our capital stock, refer to “Item 8. Financial Statements and Supplementary Data — Note 11 — Capital.”

RETAINED EARNINGS
Our risk management policies include a target level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve our targeted level of retained earnings. At December 31, 2020 and 2019, our actual retained earnings exceeded our retained earnings target.
Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of our average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At December 31, 2020 and 2019, our restricted retained earnings account totaled $576 million and $504 million. One percent of our average balance of outstanding consolidated obligations for the three months ended December 31, 2020 was $810 million.
During 2020, we also received a partial recovery of a prior capital distribution from the Financing Corporation in the amount of approximately $26 million, which was credited to unrestricted retained earnings. Refer to “Item 8. Financial Statements and Supplementary Data — Note 11 — Capital.”

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

Our current philosophy is to pay a membership capital stock dividend similar to a reference rate of interest, such as SOFR, and an activity-based capital stock dividend, when possible, at a level above the membership capital stock dividend. Prior to the second quarter of 2020 dividend, we used average three-month LIBOR as our reference rate. Beginning with the second quarter dividend, paid in the third quarter of 2020, we used SOFR as our reference rate.
Our dividend rates seek to strike a balance between providing reasonable and consistent returns to members while preserving our financial position, flexibility, and ability to serve as a long-term liquidity provider. Our actual dividend is determined quarterly by our Board of Directors, based on policies, regulatory requirements, actual performance, and other considerations that the Board determines to be appropriate.
The following table summarizes dividend-related information (dollars in millions):

	For the Years Ended
	December 31,
	2020	2019
Aggregate cash dividends paid[1]	$203	$269
Effective combined annualized dividend rate paid on capital stock[2]	4.86%	5.23%
Annualized dividend rate paid on membership capital stock	3.06%	3.25%
Annualized dividend rate paid on activity-based capital stock	5.56%	5.75%
Average three-month LIBOR	0.64%	2.33%
Average SOFR	0.35%	2.21%

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
We categorize our financial instruments carried at fair value into a three-level hierarchy. The hierarchy is based upon the transparency (observable or unobservable) of inputs used to value the asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. At December 31, 2020 and 2019, we did not carry any financial assets or liabilities, measured on a recurring basis, at fair value on our Statements of Condition based on unobservable inputs.

Refer to “Item 8. Financial Statements and Supplementary Data — Note 13 — Fair Value” for additional discussion on our fair value measurements.

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
Derivative Designations. Derivative instruments are designated by the Bank as:
•a fair value hedge of an associated financial instrument or firm commitment (fair value hedge); or
•an economic hedge to manage certain defined risks on the Bank’s Statements of Condition (economic hedge). These hedges are primarily used to: (i) manage mismatches between the coupon features of the Bank’s assets and liabilities, (ii) offset prepayment risk in certain assets, (iii) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted by accounting guidance, or (iv) to reduce exposure to reset risk.

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
Beginning January 1, 2019, we adopted new hedge accounting guidance, which impacted the presentation of gains (losses) on derivatives and hedging activities for qualifying hedges. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in net interest income in the same line as the earnings effect of the hedged item. Prior to January 1, 2019, any hedge ineffectiveness, or the amount by which the change in the fair value of the derivative differed from the change in fair value of the hedged item, was recorded in other income (loss) as “Net gains (losses) on derivatives and hedging activities.” Two approaches to fair value hedge accounting include:
•Long-haul hedge accounting. The application of long-haul hedge accounting requires us to formally assess (both at the hedge’s inception and at least quarterly) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items due to benchmark interest rate changes and whether those derivatives are expected to remain highly effective in future periods. The Bank uses regression analyses to assess the effectiveness of its long-haul hedges.
•Short-cut hedge accounting. Transactions that meet certain criteria qualify for short-cut hedge accounting in which an assumption can be made that the change in fair value of a hedged item due to changes in the benchmark interest rate exactly offsets the change in fair value of the related derivative. Under the short-cut method, the entire change in fair value of the interest rate swap is considered to be highly effective at achieving offsetting changes in fair value of the hedged asset or liability. If documented at the time of hedge designation, a derivative relationship no longer qualifying for short-cut hedge accounting can fallback to the long-haul accounting method.
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
DISCONTINUANCE OF HEDGE ACCOUNTING
We discontinue fair value hedge accounting prospectively when either (i) we determine that the derivative is no longer effective in offsetting changes in the fair value of a hedged item due to changes in the benchmark interest rate, (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised, or (iii) management determines that designating the derivative as a hedging instrument is no longer appropriate.

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

Refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Derivatives and Hedging Activities” for additional discussion on our derivatives.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Finance Agency Final Rule on FHLBank Housing Goals Amendments

On June 25, 2020, the Finance Agency published a final rule, effective August 24, 2020, amending the FHLBank housing goals regulation. Enforcement of the final rule will phase in over three years. The final rule replaces the four existing retrospective housing goals with a single prospective mortgage purchase housing goal target in which 20 percent of Acquired Member Asset (AMA) mortgages purchased in a year must be comprised of loans to low-income or very low-income families, or to families in low-income areas. The final rule also establishes a separate small member participation housing goal with a target level in which 50 percent of the members selling acquired member asset (AMA) loans in a calendar year must be small members. The final rule provides that an FHLBank may request Finance Agency approval of alternative target levels for either or both of the goals. The final rule also establishes that housing goals apply to each FHLBank that acquires any AMA mortgages during a year, eliminating the existing $2.5 billion volume threshold that previously triggered the application of housing goals for each FHLBank.

We do not believe these changes will have a material effect on our financial condition or results of operations.

Finance Agency Final Rule on Stress Testing

On March 24, 2020, the Finance Agency published a final rule, effective upon issuance, to amend its stress testing rule, consistent with section 401 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA). The final rule (i) raises the minimum threshold for entities regulated by the Finance Agency to conduct periodic stress tests from $10 billion to $250 billion or more in total consolidated assets, (ii) removes the requirements for FHLBanks to conduct stress testing, and (iii) removes the adverse scenario from the list of required scenarios. FHLBanks are currently excluded from this regulation because no FHLBank has total consolidated assets over $250 billion, but the Finance Agency reserved its discretion to require an FHLBank with total consolidated assets below the $250 billion threshold to conduct stress testing. These amendments align the Finance Agency’s stress testing rule with rules adopted by other financial institution regulators that implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) stress testing requirements, as amended by EGRRCPA.

This rule eliminates these stress testing requirements for the Bank, unless the Finance Agency exercises its discretion to require stress testing in the future. We do not expect this rule to have a material effect on our financial condition or results of operations.

Margin and Capital Requirements for Covered Swap Entities

On July 1, 2020, the Office of the Comptroller of the Currency (OCC), the Federal Reserve, the Federal Deposit Insurance Corporation (FDIC), the Farm Credit Administration, and the Finance Agency (collectively, Prudential Banking Regulators) jointly published a final rule, effective August 31, 2020, amending regulations that established minimum margin and capital requirements for uncleared swaps for covered swap entities under the jurisdiction of the Prudential Banking Regulators (Prudential Margin Rules). In addition to other changes, the final rule (i) allows swaps entered into by a covered swap entity prior to an applicable compliance date to retain their legacy status and not become subject to the Prudential Margin Rules in the event that the legacy swaps are amended to replace an interbank offered rate (such as LIBOR) or other discontinued rate, or due to other technical amendments, notional reductions or portfolio compression exercises, (ii) introduces a new Phase 6 compliance date for initial margin requirements for covered swap entities and their counterparties with an average daily aggregate notional amount (AANA) of uncleared swaps of at least $8 billion, and (iii) clarifies that initial margin (IM) trading documentation does not need to be executed prior to the parties becoming obligated to exchange IM.

On the same date, the Prudential Banking Regulators published an interim final rule, effective September 1, 2020, extending the IM compliance date for Phase 6 counterparties to September 1, 2022. On November 9, 2020, the Commodity Futures Trading Commission (CFTC) published a final rule extending the IM compliance date for Phase 6 counterparties to September 1, 2022, thereby aligning with the Prudential Banking Regulators.

Further, on January 5, 2021, the CFTC published a final rule, effective February 4, 2021, that primarily amends the minimum margin and capital requirements for uncleared swaps under the jurisdiction of the CFTC (CFTC Margin Rules) by requiring covered entities to use a revised AANA calculation starting on September 1, 2022. The amendments, among other things, require entities subject to the CFTC’s jurisdiction to calculate the AANA for uncleared swaps during March, April and May of the current year, based on an average of month-end dates, as opposed to the previous requirement which required the calculation of AANA during June, July and August of the prior year, based on daily calculations. Parties would continue to be expected to exchange IM based on the AANA totals as of September 1 of the current year. These amendments align with the recommendation of the Basel Committee on Banking Supervision and Board of the International Organization of Securities Commissions. Separately, on January 25, 2021, the CFTC published a final rule, effective February 24, 2021, that amends the CFTC Margin Rules to permit, among other changes, covered swap entities to maintain separate minimum transfer amounts (MTA) for IM and variation margin for each swap counterparty, provided the combined MTA does not exceed $500,000.

We do not expect these rules to have a material effect on our financial condition or results of operations.

FDIC Brokered Deposits Restrictions

On January 22, 2021, the FDIC published a final rule, effective April 1, 2021, that amends its brokered deposits regulations that apply to less than well-capitalized insured depository institutions. The FDIC stated that the amendments are intended to modernize and clarify the FDIC’s brokered deposit regulations and they establish a new framework for analyzing the deposit broker definition, which determines whether deposits placed through deposit placement arrangements qualify as brokered deposits. These deposit placement arrangements include those between insured depository institutions and third parties, such as financial technology companies, for a variety of business purposes, including access to deposits. The amendments to the FDIC’s brokered deposit regulations, among other things, clarify what it means to be engaged in the business of facilitating the placement of deposits and expand the scope of the primary purpose exception. The rule amendments are expected to have the effect of narrowing the definition of deposit broker and excluding more deposits from treatment as brokered deposits. The amendments also establish an application and reporting process with respect to the primary purpose exception for businesses that do not meet one of several bright-line tests, and they affirm the FDIC’s position that the brokering of certificates of deposit constitutes deposit brokering.

This rule may have an effect on member demand for certain advances, but we cannot predict the extent of the impact. To the extent this rule has a material impact on our advance demand, our financial condition or results of operations may be adversely affected.

Finance Agency Advisory Bulletin 2020-01 Federal Home Loan Bank AMA Risk Management

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

United States Department of Treasury (Treasury) and Fannie Mae Preferred Stock Purchase Agreement Amendment

On January 14, 2021, Treasury and Fannie Mae entered into a letter agreement amending the terms of their Preferred Stock Purchase Agreement (PSPA), which could impact PFIs that participate in the MPF Program’s MPF Xtra product (where MPF loans acquired are concurrently sold to Fannie Mae). Under the PSPA, Treasury provides liquidity to Fannie Mae in exchange for senior preferred stock. Under the recent PSPA amendment, effective January 1, 2022, the Finance Agency (acting as conservator for Fannie Mae) and Treasury agreed to limit the dollar volume of loans Fannie Mae could purchase from a single seller through Fannie Mae’s cash window to $1.5 billion per year. As administrator of the MPF Program, the FHLBank of Chicago purchases MPF Xtra loans from PFIs and sells them to Fannie Mae via the cash window process. Based on volumes for the MPF Xtra product program-wide in 2020, the PSPA amendment would significantly curtail MPF Xtra cash window sales. Although this would negatively impact the volume of loans sold through the MPF Program unless a solution is developed, we do not currently expect it to have a material effect on our financial condition or results of operations.

LIBOR Transition

FINANCE AGENCY SUPERVISORY LETTER – PLANNING FOR LIBOR PHASE-OUT

On September 27, 2019, the Finance Agency issued a Supervisory Letter to the FHLBanks that the Finance Agency stated is designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The Supervisory Letter provided that the FHLBanks should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBanks were required, by December 31, 2019, to stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates did not apply to collateral accepted by the FHLBanks. The Supervisory Letter also directed the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020, in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021. The FHLBanks were expected to cease entering into LIBOR-indexed financial instruments maturing after December 31, 2021, by the deadlines specified in the Supervisory Letter, subject to limited exceptions granted by the Finance Agency for LIBOR-linked products serving compelling mission, risk mitigating, and/or hedging purposes that do not currently have readily available alternatives. We ceased purchasing investments that reference LIBOR in 2018.

As a result of the market volatility experienced during 2020 due in part by the COVID-19 pandemic, the Finance Agency extended the FHLBanks’ authority to enter into LIBOR-based instruments that mature after December 31, 2021 from March 31, 2020 to June 30, 2020. In addition, the Finance Agency extended the requirement to update pledged collateral certification reporting requirements from March 31, 2020, to September 30, 2020. As of June 30, 2020, we ceased execution of new LIBOR indexed transactions with maturities beyond December 31, 2021.

We continue to evaluate the potential impact of the Supervisory Letter and the related subsequent guidance on our financial condition and results of operations, but we may experience decreased flexibility in our access to funding, higher funding costs, or lower overall demand or increased costs for our advances; which may, in turn, negatively impact our business operations, financial condition, and results of operations.

LIBOR TRANSITION – ISDA 2020 IBOR FALLBACKS PROTOCOL AND SUPPLEMENT TO THE 2006 ISDA DEFINITIONS

On October 23, 2020, the International Swaps and Derivatives Association, Inc. (ISDA), published a Supplement to the 2006 ISDA Definitions (Supplement) and the ISDA 2020 IBOR Fallbacks Protocol (Protocol). Both the Supplement and the Protocol took effect on January 25, 2021. On that date, all legacy bilateral derivative transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered Interbank Offered Rate (IBOR), including LIBOR, were effectively amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. Both the Bank and our counterparty must have adhered to the Protocol in order to effectively amend legacy derivatives contracts, otherwise the parties must bilaterally amend legacy covered agreements (including ISDA agreements) to address LIBOR fallbacks. The Protocol will remain open for adherence after the effective date. As of January 25, 2021, all new derivative contracts are subject to the relevant IBOR fallbacks set forth in the Supplement.

On October 21, 2020, the Finance Agency issued a Supervisory Letter to the FHLBanks that required each FHLBank to adhere to the Protocol by December 31, 2020, and to the extent necessary, to amend any bilateral agreements regarding the adoption of the Protocol by December 15, 2020.

We adhered to the Protocol on October 22, 2020, and all of our counterparties have adhered to the Protocol. For a discussion of the potential impact of the LIBOR transition, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview” and “Item 1A. Risk Factors.”

COVID-19 Pandemic

FINANCE AGENCY SUPERVISORY LETTER – PPP LOANS AS COLLATERAL FOR FHLBANK ADVANCES

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

On December 27, 2020, the President signed into law an extension of the PPP until March 31, 2021. The April 23, 2020 Supervisory Letter from the Finance Agency allowing FHLBanks to accept PPP loans as collateral remains in effect.

CORONAVIRUS AID, RELIEF, AND ECONOMIC SECURITY ACT (CARES ACT)

The CARES Act was signed into law on March 27, 2020. The $2.2 trillion package was the largest stimulus bill in U.S. history. The CARES Act is in addition to previous relief legislation passed by Congress in March 2020. The legislation provides the following:

•Assistance to business, states, and municipalities;

•Creates a loan program for small businesses, non-profits and physician practices that can be forgiven through employee retention incentives;

•Provides the Treasury Secretary authority to make loans or loan guarantees to states, municipalities, and eligible businesses and loosens some regulations imposed through the Dodd-Frank Act;

•Direct payments to eligible taxpayers and their families;

•Expands eligibility for unemployment insurance and payment amounts; and

•Includes mortgage forbearance provisions and a foreclosure moratorium.

Funding for the PPP, which was created by the CARES Act, was increased with the enactment of subsequent laws, most recently by the Consolidated Appropriations Act, 2021, on December 27, 2020. While some provisions of the CARES Act have expired, others have been extended by regulatory and legislative action. Additional phases of the CARES Act or other COVID-19 pandemic relief legislation may be enacted by Congress. We continue to evaluate the potential impact of such legislation on our business, including its continued impact to the U.S. economy, impacts to mortgages held or serviced by our members and that we accept as collateral, and the impacts on our MPF program.

ADDITIONAL COVID-19 PRESIDENTIAL, LEGISLATIVE AND REGULATORY DEVELOPMENTS

In light of the COVID-19 pandemic, President Biden (and before him, President Trump), through executive orders, governmental agencies, including the SEC, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the Finance Agency, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, some of which may have a direct or indirect impact on us or our members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we engage in financial transactions that, in accordance with GAAP, are not recorded on our Statements of Condition or may be recorded on our Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. For additional information on our off-balance sheet arrangements, refer to “Item 8 — Financial Statements and Supplementary Data — Note 14 — Commitments and Contingencies.”

CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations due by payment period at December 31, 2020 (dollars in millions):

	Payments Due by Period
	< 1 Year	1 to 3 Years	>3 to 5 Years	>5 Years	Total
Bonds[1]	$29,224	$12,694	$4,606	$5,406	$51,930
Operating leases	1	1	—	—	2
Mandatorily redeemable capital stock	—	13	1	38	52
Commitments to purchase mortgage loans	177	—	—	—	177
Pension and postretirement contributions[2]	4	2	1	4	11
Total	$29,406	$12,710	$4,608	$5,448	$52,172

1    Excludes contractual interest payments related to bonds. Total is based on contractual maturities; the actual timing of payments could be impacted by factors affecting redemptions.

2    Represents the future funding contribution for our qualified defined benefit multiemployer plan and the scheduled benefit payments for our nonqualified defined benefit plans.

RISK MANAGEMENT

We have risk management policies, established by our Board of Directors, that monitor and control our exposure to market, liquidity, credit, operational, model, information security, compliance, and strategic risk, as well as capital adequacy. Our primary risk management objective is to manage our assets and liabilities in ways that ensure liquidity is available to our members and protect the par redemption value of our capital stock. We periodically evaluate our risk management policies in order to respond to changes in our financial position and general market conditions.

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

We monitor and manage to the MVCS policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach requires a prompt action to address the measure outside of the policy limit and the breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors. We were in compliance with the MVCS policy limits at December 31, 2020 and 2019.

Our down 200 basis point policy limit is suspended when the 10-year swap rate is below 2.50 percent and remains so for five consecutive days. At both December 31, 2020 and 2019, the 10-year swap rate had been below 2.50 percent for five consecutive days, and therefore the associated policy limit was suspended.

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous parallel changes in interest rates at December 31, 2020 and 2019:

	Market Value of Capital Stock Assuming Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2020	$175.0	$170.1	$169.6	$171.0	$171.9	$172.0	$171.3
2019	$144.7	$145.2	$146.7	$147.2	$146.8	$145.9	$143.4

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2020	2.4%	(0.5)%	(0.8)%	—%	0.5%	0.6%	0.2%
2019	(1.7)%	(1.3)%	(0.3)%	—%	(0.3)%	(0.9)%	(2.6)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2020 and 2019	(9.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(9.0)%

The following tables show our policy limits and base case and change from base case MVCS in dollars per share and percent change respectively, based on outstanding shares of capital stock, including shares classified as mandatorily redeemable, assuming instantaneous non-parallel changes in interest rates at December 31, 2020 and 2019:

	Market Value of Capital Stock Assuming Non-Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2020	$171.3	$168.7	$169.6	$171.0	$172.0	$171.9	$169.7
2019	$143.2	$145.0	$146.3	$147.2	$147.6	$147.3	$145.8

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2020	0.2%	(1.3)%	(0.8)%	—%	0.6%	0.5%	(0.7)%
2019	(2.8)%	(1.5)%	(0.6)%	—%	0.2%	0.1%	(1.0)%

	Policy Limits (declines from base case)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2020 and 2019	(9.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(9.0)%

Our base case MVCS was $171.0 at December 31, 2020 compared to $147.2 at December 31, 2019. The change was primarily attributable to the following factors:

•Decreased shares of capital stock: Our capital stock balance decreased at December 31, 2020 when compared to December 31, 2019 due primarily to a decrease in member activity. As we repurchased this capital stock at par, which is below our current MVCS value, our MVCS was positively impacted.

•Increase in retained earnings: We recorded net income of $362 million during 2020, which included net gains on litigation settlements in the amount of $120 million. Dividend payments for 2020 totaled $203 million. The earnings in excess of dividend payments had a positive impact on the market value of our assets, thereby increasing MVCS.

PROJECTED INCOME SENSITIVITY

Projected income sensitivity is measured as the change in spread between projected 24-month return on average capital stock (ROACS) and an average projected reference rate. Effective July 1, 2020, we utilize average projected SOFR as our reference rate. Prior to July 1, 2020, we utilized average projected three-month LIBOR as our reference rate.
We monitor and manage projected 24-month income sensitivity in an effort to limit the short-term earnings volatility of the Bank. The projected 24-month income sensitivity is based on forward interest rates, which allows for negative rates beginning September 30, 2020, business, and risk management assumptions.
Our policy limits are based on 24-month projected ROACS spread to the average projected reference rate declines from base spread for the up and down 100 and 200 basis points parallel interest rate change scenarios as well as the up and down 100 basis points non-parallel interest rate change scenarios. Additionally, there is a limit on the decline from base ROACS for certain basis shock scenarios to limit basis risk exposure. Any policy limit breach requires a prompt action to address the measure outside of the policy limit.
We were in compliance with the projected 24-month income sensitivity policy limits as of December 31, 2020 and 2019.

The following table shows our 24-month projected ROACS spread to the average projected reference rate and associated policy limits, assuming instantaneous parallel shifts in interest rates at December 31, 2020 and 2019:

	ROACS Spread to Reference Rate % Change from Base Case
	Down 200	Down 100	Base Case	Up 100	Up 200
2020	(2.3)%	(1.6)%	—%	2.0%	3.4%
2019	(2.5)%	(1.3)%	—%	0.1%	0.3%

	Policy Limits
	Down 200	Down 100	Base Case	Up 100	Up 200
2020 and 2019	(3.0)%	(2.0)%	—%	(2.0)%	(3.0)%

The following table shows our 24-month projected ROACS spread to the average projected reference rate and associated policy limits, assuming instantaneous non-parallel shifts in interest rates at December 31, 2020 and 2019:

	ROACS Spread to Reference Rate
	% Change from Base Case
	Down 100	Base Case	Up 100
2020	(0.5)%	—%	0.7%
2019[1]	(0.6)%	—%	—%
1    The change from base case for the up 100 basis point scenario was less than 0.1 percent.

	Policy Limits
	Down 100	Base Case	Up 100
2020 and 2019	(1.5)%	—%	(1.5)%

The following table shows our change from base 24-month projected ROACS for index specific shocks based on a two standard deviation of historical monthly changes in spread and associated policy limits at December 31, 2020 and 2019:

ROACS
% Change from Base Case
2020	(1.4)%
2019	(1.1)%

Policy Limits
Base Case
2020 and 2019	(2.5)%

DERIVATIVES
We use derivatives to manage interest rate risk. Finance Agency regulations and our risk management policies establish guidelines for derivatives, prohibit trading in or the speculative use of derivatives, and limit credit risk arising from derivatives.
Our hedging strategies include hedges of specific assets and liabilities that qualify for fair value hedge accounting and economic hedges that are used to reduce overall market risk exposure. All new hedging strategies are approved by our Asset-Liability Committee. See additional discussion regarding our derivative contracts in “Item 8. Financial Statements and Supplementary Data — Note 7 — Derivatives and Hedging Activities.”

The following table summarizes our interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, hedge accounting designation, and notional amount as of December 31, 2020 and 2019 (dollars in millions):

			December 31,
Hedged Item / Hedging Instrument	Hedging Strategy	Hedge Accounting Designation	2020 Notional Amount	2019 Notional Amount
Advances
Pay-fixed, receive floating interest rate swap (without options)[1]	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$14,913	$12,703
		Economic	47	11
Pay-fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	1,517	1,605
		Economic	4	—
Investments
Pay-fixed, receive floating interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Fair Value	6,735	6,003
		Economic	1,565	827
Mortgage Loans
Mortgage loan purchase commitment	Protects against fair value risk associated with fixed rate mortgage loan purchase commitments.	Economic	177	127
Forward settlement agreement	Protects against changes in market value of fixed rate mortgage loan purchase commitments resulting from changes in interest rates.	Economic	169	122
Bonds
Receive-fixed or structured, pay floating interest rate swap (without options)	Converts the bond’s fixed or structured rate to a variable rate index.	Fair Value	10,388	17,273
Receive-fixed or structured, pay floating interest rate swap (with options)	Converts the bond’s fixed or structured rate to a variable rate index and offsets option risk in the bond.	Fair Value	—	100
Offsetting Positions
Pay-fixed, receive-float interest rate swap and receive-fixed, pay-float interest rate swap	Represents offsetting positions on interest rate swaps.	Economic	200	200
Total			$35,715	$38,971

1    Includes the notional amount of interest rate swaps in fair value hedge relationships for forward starting advance firm commitments of $252 million and $522 million at December 31, 2020 and 2019.

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
We may hedge a firm commitment for a forward-starting advance through the use of an interest-rate swap (fair value hedge). In this case, the interest rate swap functions as the hedging instrument for both the firm commitment and the subsequent advance. We may also enter into economic derivatives in an effort to mitigate the income statement volatility that occurs when an advance or firm commitment for a forward-starting advance is recorded under the fair value option and hedge accounting is not permitted.

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
Consolidated Obligations
We may enter into derivatives to hedge the interest rate risk associated with our consolidated obligations. For example, we may issue and hedge a fixed rate consolidated obligation with an interest rate swap where we receive a fixed rate coupon and pay a variable rate coupon, effectively converting the fixed rate consolidated obligation to a variable rate consolidated obligation. This type of hedge is typically treated as a fair value hedge. We may also issue variable interest rate consolidated obligations and simultaneously execute interest rate swaps to hedge the basis risk of the variable interest rate debt. Interest rate swaps used to hedge variable interest rate debt do not qualify for hedge accounting and as a result, this type of hedge is treated as an economic hedge.
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
Offsetting Positions
As a result of the merger with the Federal Home Loan Bank of Seattle (Merger), we acquired certain offsetting interest rate swaps and classified these as economic derivatives.

Capital Adequacy

An adequate capital position is necessary for providing safe and sound operations of the Bank. Our key capital adequacy measures are MVCS and regulatory capital in order to maintain capital levels in accordance with Finance Agency regulations. In addition, we maintain a targeted level of retained earnings to protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend.

For a discussion of our key capital adequacy measure, MVCS, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Market Value of Capital Stock Sensitivity.”

For additional information on our compliance with regulatory capital requirements as well as our targeted retained earnings, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

Under a blanket pledge agreement, we are granted a security interest in all financial assets of the borrower to fully secure the borrower’s obligation. Other than securities and cash deposits, we do not initially take delivery of collateral from blanket agreement borrowers. In the event of a default or a deterioration in the financial condition of a blanket pledge agreement borrower, we have the ability to require delivery of pledged collateral sufficient to secure the borrower’s obligation. With respect to non-blanket pledge agreement borrowers that are federally insured, we generally require collateral to be specifically assigned. With respect to non-blanket pledge agreement borrowers that are not federally insured (typically insurance companies, CDFIs, and housing associates), we generally take control of collateral through the delivery of cash, securities, or loans to us or our custodians.

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
    At December 31, 2020 and 2019, borrowers pledged $280.5 billion and $329.4 billion of collateral (net of applicable discounts) to support activity with us, including advances. At December 31, 2020 and 2019, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

The following table shows the Bank’s total exposure, including advances, as well as the collateralization percentage of outstanding exposures by borrower type (dollars in millions):

	December 31,
	2020		2019
	Sum of Total Exposure	% Collateralized	Sum of Total Exposure	% Collateralized
Commercial banks	$22,882	795%	$57,455	421%
Savings institutions	790	476	1,431	432
Credit unions	5,645	444	6,678	360
Non-captive insurance companies	26,099	143	20,846	145
Captive insurance companies[1]	—	112	3,798	100
CDFIs	20	114	14	170
Housing associates	50	281	100	172
Non-member borrowers	196	144	273	146
Total borrowers	$55,682	447%	$90,595	339%
1    The amount at December 31, 2020 was less than $1 million.

The following table shows the amount of collateral pledged to us (net of applicable discounts) by collateral type (dollars in billions):

	December 31,
	2020			2019
Collateral Type	Discount Range[1]	Amount	% of Total	Discount Range[1]	Amount	% of Total
Single-family loans	19-36%	$115.0	41	18-32%	$119.9	36
Multi-family loans	33	14.1	5	33	12.2	4
Other real estate	20-58	116.8	42	18-58	167.3	51
Securities
Cash, agency and RMBS[2]	0-27	21.1	7	0-30	18.5	6
CMBS[3]	15	7.5	3	12-23	6.4	2
Government-insured loans	9-17	2.5	1	9-16	1.3	—
Secured small business and agribusiness loans	28	3.5	1	28	3.8	1
Total		$280.5	100		$329.4	100

1    Represents the range of discounts applied to the unpaid principal balance or market value of collateral pledged. The discount range for Housing Associates is 5 percent lower than the indicated range.

2    Represents cash, agency securities, and residential mortgage-backed securities (RMBS).

3    Represents commercial mortgage-backed securities (CMBS).

    We evaluate advances for credit losses on a quarterly basis. We adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. We have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of December 31, 2020. For the same reasons, we did not record any allowance for credit losses for our advances at December 31, 2019. Refer to “Item 8. Financial Statements and Supplementary Data — Note 5 — Advances” for additional information.

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

As a result of recent deteriorating market and economic conditions stemming from COVID-19, we may be subject to increased credit risk on our mortgage loan portfolio. To assist homeowners affected by the current economic conditions, we have implemented several programs, including temporary mortgage payment forbearance and a temporary moratorium on foreclosures and evictions. The extent to which these programs will impact our mortgage portfolio and results of operations will depend on the number of homeowners who partake in these programs in the months to come. In the second quarter of 2020, we also elected to apply the troubled debt restructuring (TDR) relief provided by the CARES Act on our conventional mortgage loan portfolio. For additional information on the CARES Act and activity, refer to “Item 8. Financial Statements and Supplementary Data — Note 6 — Mortgage Loans Held for Portfolio.”

The following table presents the unpaid principal balance of our mortgage loan portfolio by product type (dollars in millions):

	December 31,
Product Type	2020	2019
Conventional	$7,646	$8,712
Government	481	496
Total mortgage loan unpaid principal balance	$8,127	$9,208

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

Conventional Mortgage Loans. We determine our allowance for credit losses on conventional loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. Conventional mortgage loans are evaluated collectively when similar risk characteristics exists. Conventional loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis. In limited instances, we may incorporate a management adjustment in the allowance for credit losses for conventional mortgage loans due to changes in economic and business conditions or other factors that may not be fully captured in our model. At both December 31, 2020 and 2019, the allowance for credit losses on our conventional loans was $1 million.

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

We have never experienced a credit loss on our government-insured mortgage loans. At December 31, 2020 and December 31, 2019, we determined no allowance for credit losses was necessary on our government-insured mortgage loans.

Refer to “Item 8. Financial Statements and Supplementary Data — Note 6 — Mortgage Loans Held for Portfolio” for additional information on our allowance for credit losses and the payment status of our conventional mortgage loans.

The following table shows conventional MPF and MPP loans by FICO® score. All percentages are calculated based on unpaid principal balances as of the applicable period end.

	December 31,		December 31,
	2020	2019	2020	2019
FICO® Score[1]	MPF		MPP
<620	1%	1%	—%	—%
620 to < 660	5	5	5	4
660 to < 700	13	12	19	19
700 to < 740	20	20	32	33
>= 740	61	62	44	44
Total	100%	100%	100%	100%
Weighted average FICO score	746	744	730	731
1    Represents the lowest original FICO® score of the borrowers and co-borrowers.

The following table shows conventional MPF and MPP loans by loan-to-value ratio at origination. All percentages are calculated based on unpaid principal balances as of the applicable period end.

	December 31,		December 31,
	2020	2019	2020	2019
Loan-to-Value[1]	MPF		MPP
<= 60%	13%	11%	21%	21%
> 60% to 70%	13	13	21	20
> 70% to 80%	54	56	50	51
> 80% to 90%[2]	10	10	4	4
> 90%[2]	10	10	4	4
Total	100%	100%	100%	100%
Weighted average loan-to-value	75%	77%	70%	71%
1    Represents the loan-to-value at origination for the related loan.

2    These conventional loans were required to have PMI at origination.

The following table shows the five largest state concentrations of our conventional MPF portfolio. All percentages are calculated based on unpaid principal balances as of the applicable period end.

	December 31,
	2020	2019
Iowa	32%	33%
Missouri	22	21
Minnesota	18	17
South Dakota	8	9
Oregon	3	2
All others	17	18
Total	100%	100%

The following table shows the five largest state concentrations of our conventional MPP portfolio. All percentages are calculated based on unpaid principal balances as of the applicable period end.

	December 31,
	2020	2019
California	28%	28%
Illinois	11	11
New York	9	9
Florida	6	6
Massachusetts	6	6
All others	40	40
Total	100%	100%

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At December 31, 2020, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of eligible regulatory capital and the counterparty’s overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for extensions of unsecured credit, excluding overnight federal funds sold, ranges from three to 15 percent based on the counterparty’s credit rating. Our total unsecured exposure to a counterparty, including overnight federal funds sold, may not exceed twice that amount, or a total of six to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. At December 31, 2020, we were in compliance with the regulatory limits established for unsecured credit.

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

At December 31, 2020, our unsecured short-term investment exposure consisted of overnight interest-bearing deposits and federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile at December 31, 2020 (excluding accrued interest receivable) (dollars in millions):

	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
Domestic	$—	$400	$400
U.S. branches and agency offices of foreign commercial banks
Australia	800	—	800
Canada	—	1,550	1,550
Finland	300	—	300
Germany	795	—	795
Netherlands	—	250	250
Total U.S. branches and agency offices of foreign commercial banks	1,895	1,800	3,695
Total unsecured short-term investment exposure	$1,895	$2,200	$4,095

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

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2020
	Credit Rating[1]
	AAA	AA	A	BBB	Unrated[2]	Total
Interest-bearing deposits	$—	$1	$400	$—	$—	$401
Securities purchased under agreements to resell	—	2,400	500	—	1,900	4,800
Federal funds sold	—	1,895	1,800	—	—	3,695
Investment securities:
Mortgage-backed securities
GSE single-family	—	1,671	—	—	—	1,671
GSE multifamily	—	8,613	—	—	—	8,613
U.S. obligations single-family[3]	—	3,547	—	—	—	3,547
Private-label residential	—	3	1	2	—	6
Total mortgage-backed securities	—	13,834	1	2	—	13,837
Non-mortgage-backed securities
U.S. Treasury obligations[3]	—	4,069	—	—	—	4,069
Other U.S. obligations[3]	—	1,786	—	—	—	1,786
GSE and Tennessee Valley Authority obligations	—	1,465	—	—	—	1,465
State or local housing agency obligations	700	196	—	—	—	896
Other	456	92	—	—	—	548
Total non-mortgage-backed securities	1,156	7,608	—	—	—	8,764
Total investments	$1,156	$25,738	$2,701	$2	$1,900	$31,497

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

We evaluate investments for credit losses on a quarterly basis. We adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. At December 31, 2020, we determined no allowance for credit losses was necessary on our investments. Refer to “Item 8. Financial Statements and Supplementary Data — Note 4 — Investments” for additional information our allowance for credit losses.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	December 31, 2020
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
BBB[2]	$29	$1	$(1)	$—
Liability positions with credit exposure
Uncleared derivatives
A2	1,141	(35)	35	—
BBB[2]	966	(34)	34	—
Cleared derivatives[3]	29,094	(8)	234	226
Total derivative positions with credit exposure to non-member counterparties	31,230	(76)	302	226
Member institutions[4]	175	1	—	1
Total	31,405	$(75)	$302	$227
Derivative positions without credit exposure	4,310
Total notional	$35,715

1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.

2    Net credit exposure is less than $1 million.

3    Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing’s parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by Standard and Poor’s at December 31, 2020.

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

3    Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing’s parent, CME Group Inc. was rated Aa3 by Moody’s and AA-by Standard and Poor’s at December 31, 2019.

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

In response to the outbreak of COVID-19, the majority of our employees continue to work remotely, with a limited number of employees voluntarily working from our headquarters. Many of our members, vendors, and regulators continue to work remotely. While our operations have changed as a result of the global pandemic, we currently do not believe the current working arrangement creates additional operational risk. Refer to “Item 1A. Risk Factors” for additional information.

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

We use sophisticated risk management systems to evaluate our financial position and risk exposure. These systems employ various mathematical models and valuation techniques to measure interest rate risk and credit risk. For example, we use valuation techniques designed to model explicit and embedded options and other cash flow uncertainties across a number of hypothetical interest rate environments. The techniques used to model options rely on:
•understanding the contractual and behavioral features of each instrument;
•using appropriate market data, such as yield curves and implied volatilities; and
•using appropriate option valuation models and prepayment estimates or forecasts to describe the evolution of interest rates over time and the expected cash flows of financial instruments in response.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Des Moines

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Des Moines (the “Bank”) as of December 31, 2020 and 2019, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Bank’s financial statements and on the Bank's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Bank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Interest-Rate Derivatives and Related Hedged Items

As described in Notes 7 and 13 to the financial statements, the Bank uses derivatives to manage its exposure to interest-rate risks and to reduce funding costs, among other objectives. The total notional amount of derivatives as of December 31, 2020 was $36 billion, of which 94 percent were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2020 was $227 million and $4 million, respectively. The fair values of interest-rate derivatives and related hedged items are generally estimated using standard valuation techniques such as discounted cash flow analyses and comparisons to similar instruments. The discounted cash flow model uses market-observable inputs, such as discount rate, forward interest rate, and volatility assumptions.

The principal considerations for our determination that performing procedures relating to the valuation of interest-rate derivatives and related hedged items is a critical audit matter are the significant audit effort in evaluating the discount rate, forward interest rate, and volatility assumptions used to fair value these derivatives and related hedged items, and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest-rate derivatives and hedged items, including controls over the model, data and assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of interest rate derivatives and related hedged items and comparison of management’s estimate to the independently developed ranges. Developing the independent range of prices involved testing the completeness and accuracy of data provided by management and independently developing the discount rate, forward interest rate, and volatility assumptions.

/s/PricewaterhouseCoopers LLP
Detroit, Michigan
March 10, 2021

We have served as the Bank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)

	December 31,
	2020	2019
ASSETS
Cash and due from banks (Note 3)	$978	$1,029
Interest-bearing deposits (Note 4)	401	1
Securities purchased under agreements to resell (Note 4)	4,800	13,950
Federal funds sold (Note 4)	3,695	4,605
Investment securities (Note 4)
Trading securities	4,875	888
Available-for-sale securities (amortized cost of $15,858 and $16,603)	15,910	16,651
Held-to-maturity securities (fair value of $1,921 and $2,439)	1,816	2,370
Total investment securities	22,601	19,909
Advances (Note 5)	46,530	80,360
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1 (Note 6)	8,242	9,334
Accrued interest receivable	97	195
Derivative assets, net (Note 7)	227	102
Other assets, net	120	118
TOTAL ASSETS	$87,691	$129,603
LIABILITIES
Deposits (Note 8)
Interest-bearing	$1,635	$987
Non-interest-bearing	273	125
Total deposits	1,908	1,112
Consolidated obligations (Note 9)
Discount notes	27,345	29,531
Bonds	52,254	91,553
Total consolidated obligations	79,599	121,084
Mandatorily redeemable capital stock (Note 11)	52	206
Accrued interest payable	145	252
Affordable Housing Program payable (Note 10)	162	157
Derivative liabilities, net (Note 7)	4	1
Other liabilities	81	65
TOTAL LIABILITIES	81,951	122,877
Commitments and contingencies (Note 14)
CAPITAL (Note 11)
Capital stock - Class B putable ($100 par value); 34 and 45 issued and outstanding shares	3,341	4,517
Retained earnings
Unrestricted	1,775	1,661
Restricted	576	504
Total retained earnings	2,351	2,165
Accumulated other comprehensive income (loss)	48	44
TOTAL CAPITAL	5,740	6,726
TOTAL LIABILITIES AND CAPITAL	$87,691	$129,603

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)

	For the Years Ended December 31,
	2020	2019	2018
INTEREST INCOME
Advances	$950	$2,466	$2,443
Interest-bearing deposits	1	3	1
Securities purchased under agreements to resell	33	179	73
Federal funds sold	31	161	107
Trading securities	48	29	31
Available-for-sale securities	206	506	504
Held-to-maturity securities	38	79	87
Mortgage loans held for portfolio	258	285	252
Total interest income	1,565	3,708	3,498
INTEREST EXPENSE
Consolidated obligations - Discount notes	172	817	736
Consolidated obligations - Bonds	915	2,289	2,095
Deposits	1	14	14
Mandatorily redeemable capital stock	5	12	18
Total interest expense	1,093	3,132	2,863
NET INTEREST INCOME	472	576	635
Provision (reversal) for credit losses on mortgage loans	1	—	—
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	471	576	635
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	17	28	(15)
Net gains (losses) on derivatives and hedging activities	(48)	(35)	19
Gains on litigation settlements, net	120	—	—
Other, net	32	27	16
Total other income (loss)	121	20	20
OTHER EXPENSE
Compensation and benefits	103	65	62
Contractual services	16	16	12
Professional fees	25	33	19
Other operating expenses	22	31	26
Federal Housing Finance Agency	10	10	9
Office of Finance	6	7	7
Other, net	7	6	7
Total other expense	189	168	142
NET INCOME BEFORE ASSESSMENTS	403	428	513
Affordable Housing Program assessments	41	44	53
NET INCOME	$362	$384	$460

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	For the Years Ended December 31,
	2020	2019	2018
Net income	$362	$384	$460
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	4	(39)	(31)
Pension and postretirement benefits	—	(1)	1
Total other comprehensive income (loss)	4	(40)	(30)
TOTAL COMPREHENSIVE INCOME (LOSS)	$366	$344	$430

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2017	51	$5,068	$1,504	$335	$1,839	$114	$7,021
Comprehensive income (loss)	—	—	368	92	460	(30)	430
Proceeds from issuance of capital stock	80	7,987	—	—	—	—	7,987
Repurchases/redemptions of capital stock	(76)	(7,588)	—	—	—	—	(7,588)
Net shares reclassified (to) from mandatorily redeemable capital stock	(1)	(53)	—	—	—	—	(53)
Cash dividends on capital stock	—	—	(249)	—	(249)	—	(249)
BALANCE, DECEMBER 31, 2018	54	$5,414	$1,623	$427	$2,050	$84	$7,548
Comprehensive income (loss)	—	—	307	77	384	(40)	344
Proceeds from issuance of capital stock	72	7,205	—	—	—	—	7,205
Repurchases/redemptions of capital stock	(81)	(8,091)	—	—	—	—	(8,091)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(11)	—	—	—	—	(11)
Cash dividends on capital stock	—	—	(269)	—	(269)	—	(269)
BALANCE, DECEMBER 31, 2019	45	$4,517	$1,661	$504	$2,165	$44	$6,726
Adjustment for cumulative effect of accounting change (Note 2)	—	—	1	—	1	—	1
Comprehensive income (loss)	—	—	290	72	362	4	366
Proceeds from issuance of capital stock	34	3,376	—	—	—	—	3,376
Repurchases/redemptions of capital stock	(45)	(4,545)	—	—	—	—	(4,545)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(7)	—	—	—	—	(7)
Partial recovery of prior capital distribution to Financing Corporation (Note 11)	—	—	26	—	26	—	26
Cash dividends on capital stock	—	—	(203)	—	(203)	—	(203)
BALANCE, DECEMBER 31, 2020	34	$3,341	$1,775	$576	$2,351	$48	$5,740

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)

	For the Years Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income	$362	$384	$460
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	16	(60)	86
Net (gains) losses on trading securities	(17)	(28)	15
Net change in derivatives and hedging activities	(251)	(32)	147
Other adjustments, net	8	4	—
Net change in:
Accrued interest receivable	45	(22)	(163)
Other assets	(4)	(12)	4
Accrued interest payable	(107)	(15)	57
Other liabilities	4	9	14
Total adjustments	(306)	(156)	160
Net cash provided by (used in) operating activities	56	228	620
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(643)	(143)	69
Securities purchased under agreements to resell	9,150	(9,250)	(100)
Federal funds sold	910	(455)	100
Trading securities
Proceeds from sales	3,449	—	—
Proceeds from maturities and paydowns	1,759	55	247
Purchases	(9,178)	—	—
Available-for-sale securities
Proceeds from maturities and paydowns	2,423	2,668	3,541
Purchases	(1,437)	—	(1,812)
Held-to-maturity securities
Proceeds from maturities and paydowns	539	611	641
Advances
Repaid	180,921	290,808	301,462
Originated	(146,824)	(264,580)	(305,197)
Mortgage loans held for portfolio
Principal collected	3,345	1,555	903
Purchased	(2,295)	(3,074)	(1,662)
Other investing activities, net	(6)	(6)	(20)
Net cash provided by (used in) investing activities	42,113	18,189	(1,828)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)

	For the Years Ended December 31,
	2020	2019	2018
FINANCING ACTIVITIES
Net change in deposits	803	5	(5)
Borrowings from other FHLBanks	—	(500)	(100)
Net payments on derivative contracts with financing elements	—	—	(1)
Net proceeds from issuance of consolidated obligations
Discount notes	178,910	121,189	161,907
Bonds	42,545	66,684	46,812
Payments for maturing and retiring consolidated obligations
Discount notes	(181,020)	(134,443)	(155,794)
Bonds	(81,951)	(69,227)	(51,962)
Proceeds from issuance of capital stock	3,376	7,205	7,987
Proceeds from issuance of mandatorily redeemable capital stock	18	1	2
Payments for repurchases/redemptions of capital stock	(4,545)	(8,091)	(7,588)
Payments for repurchases/redemptions of mandatorily redeemable capital stock	(179)	(61)	(185)
Partial recovery of prior capital distribution to Financing Corporation	26	—	—
Cash dividends paid	(203)	(269)	(249)
Net cash provided by (used in) financing activities	(42,220)	(17,507)	824
Net increase (decrease) in cash and due from banks	(51)	910	(384)
Cash and due from banks at beginning of the period	1,029	119	503
Cash and due from banks at end of the period	$978	$1,029	$119

SUPPLEMENTAL DISCLOSURES
Cash transactions:
Interest paid	$1,307	$3,245	$2,740
Affordable Housing Program payments	36	40	44
Non-cash transactions:
Capitalized interest on reverse mortgage investment securities	51	122	95
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	7	11	53
Traded but not settled investment security purchases	18	—	—

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

SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these estimates include the fair value of derivatives and related hedged items and certain investment securities that are reported at fair value on the Statements of Condition. Actual results could significantly differ from these estimates.
Fair Value. The fair value amounts, recorded on the Bank’s Statements of Condition and presented in the footnote disclosures, have been determined by the Bank using available market information and management’s best judgment of appropriate valuation methods. Although management uses its best judgment in estimating the fair value of financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See “Note 13 — Fair Value” for more information.

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

The net exposure for these financial instruments can change on a daily basis and therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the requirements for netting, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these agreements is provided in “Note 7 — Derivatives and Hedging Activities.”

At December 31, 2020 and 2019, the Bank had $5 billion and $14 billion in securities purchased under agreements to resell. There were no offsetting liabilities related to these securities at December 31, 2020 and 2019.

Adoption of Measurement of Credit Losses on Financial Instruments Accounting Guidance

Beginning January 1, 2020, the Bank adopted, on a modified retrospective basis, new accounting guidance pertaining to the measurement of credit losses on financial instruments (the CECL accounting guidance) that requires a financial asset or group of financial assets measured at amortized cost to be presented at the net amount expected to be collected. The new guidance also requires credit losses relating to these financial instruments as well as available-for-sale securities to be recorded through an allowance for credit losses. See “Note 2 — Recently Adopted and Issued Accounting Guidance” for adoption details. Prior periods were not revised to conform to the new basis of accounting. Key changes to the Bank’s accounting policies are detailed within this note.

Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold
The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold. Interest-bearing deposits include deposits held with banks or counterparties that do not meet the definition of a security. The Bank treats securities purchased under agreements to resell as short-term collateralized loans. Federal funds sold consist of short-term, unsecured loans generally transacted by counterparties that are considered by the Bank to be of investment quality. All of these investments provide short-term liquidity and are carried at amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition.
Beginning January 1, 2020, the Bank adopted the CECL accounting guidance. As such, these investments are evaluated quarterly for expected credit losses. If applicable, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The Bank uses the collateral maintenance provision practical expedient for securities purchased under agreements to resell. Consequently, a credit loss would be recognized if there is a collateral shortfall which the Bank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Prior to January 1, 2020, securities purchased under agreements to resell were evaluated for impairment if there was a collateral shortfall in which the Bank did not believe the counterparty would replenish in accordance with the contractual terms. See “Note 4 — Investments” for details on the allowance methodologies relating to these investments.

Debt Securities
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
Additionally, beginning January 1, 2020, the Bank adopted the CECL accounting guidance. As such, the Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. When a shortfall is considered possible, the Bank compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately, if applicable.

If management intends to sell an impaired security classified as AFS, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in other income (loss). If management does not intend to sell an impaired security classified as AFS and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded to “Net unrealized gains (losses) on available-for-sale securities” within AOCI. Prior to January 1, 2020, the Bank evaluated its individual AFS securities in an unrealized loss position for other-than-temporary impairment (OTTI) on a quarterly basis, as discussed further below.
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

Beginning January 1, 2020, the Bank adopted the CECL accounting guidance. As such, the Bank evaluates its HTM securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately, if applicable. If management intends to sell an impaired security classified as HTM, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in other income (loss). Prior to January 1, 2020, the Bank evaluated its individual HTM securities in an unrealized loss position for OTTI on a quarterly basis, as discussed further below.
Investment Securities - Other-Than-Temporary Impairment

Beginning January 1, 2020, the Bank adopted the CECL accounting guidance. As a result, the accounting guidance related to OTTI for investments was superseded as of that date.

Prior to January 1, 2020, the Bank evaluated its individual AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. A security was considered impaired when its fair value was less than its amortized cost basis. The Bank considered an OTTI to have occurred under any of the following conditions:

•it had an intent to sell the impaired debt security;

•it believed it was more likely than not that it would be required to sell the impaired debt security before the recovery of its amortized cost basis; or

•it did not expect to recover the entire amortized cost basis of the impaired debt security.
Recognition of OTTI. If either of the first two conditions was met, the Bank recognized an OTTI charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the reporting date. If neither of the first two conditions was met, the Bank performed an analysis to determine if it would recover the entire amortized cost basis of the debt security, which included a cash flow analysis for private-label mortgage-backed securities (MBS). The present value of the cash flows expected to be collected was compared to the amortized cost basis of the debt security to determine whether a credit loss existed. If there was a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security was adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) was recognized in earnings, while the amount related to all other factors was recognized in AOCI. The credit loss on a debt security was limited to the amount of that security’s unrealized losses. The total OTTI was presented on the Statements of Income with an offset for the amount of the non-credit portion of OTTI that was recognized in AOCI, if applicable.

See “Note 4 — Investments” for details on the allowance methodologies relating to AFS and HTM securities.
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

Beginning January 1, 2020, the Bank adopted the CECL accounting guidance. As such, advances carried at amortized cost are evaluated quarterly for expected credit losses. If deemed necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately, if applicable. Prior to January 1, 2020, the Bank evaluated advances to determine whether an allowance for credit losses was necessary if it was probable an impairment had occurred in the Bank’s advance portfolio as of the balance sheet date and the amount of loss could be reasonably estimated. See “Note 5 — Advances” for details on the allowance methodology relating to advances.

Past Due and Non-Accrual Advances. An advance is considered past due for financial reporting purposes if default of contractual principal or interest exists for a period of 30 days or more. Past due advances may consist of advances still accruing interest or advances on non-accrual status. An advance is placed on non-accrual status when full payment of principal and interest is not reasonably assured, regardless of delinquency status, or when principal or interest has been in default for a period of 90 days or more, unless the advance is both well-secured and in the process of collection. In general, the Bank would not expect advances to be placed on non-accrual status as they are required by regulation to be fully secured by underlying collateral.

Prepayment Fees. The Bank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity. For advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of the hedged item fair value hedging adjustments in advance interest income on the Statements of Income.

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

When a new advance qualifies as a modification of an existing advance, any prepayment fee, net of the hedged item fair value hedging adjustments, as well as any outstanding premiums, discounts, or other adjustments on the prepaid advance are deferred, recorded in the basis of the modified advance, and amortized over the contractual life of the modified advance using a level-yield methodology to advance interest income.

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

Beginning January 1, 2020, the Bank adopted the CECL accounting guidance. As such, the Bank performs a quarterly assessment of its mortgage loans held for portfolio to estimate expected credit losses. If deemed necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses.

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

Prior to January 1, 2020, the Bank recorded an allowance for credit losses on conventional mortgage loans if it was probable an impairment had occurred as of the balance sheet date and the amount of loss could be reasonably estimated. See “Note 6 — Mortgage Loans” for details on the allowance methodology relating to mortgage loans.

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

Troubled Debt Restructurings. The Bank considers a troubled debt restructuring (TDR) to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been considered otherwise. The Bank’s TDRs generally include loans granted under its loan modification plans and loans discharged under Chapter 7 bankruptcy that have not been reaffirmed by the borrower. The Bank does not consider government-insured mortgage loans to be TDRs due to the U.S. Government guarantee or insurance on the loan and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. The Bank places all TDRs on non-accrual status at the time of modification.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law. Section 4013 of the CARES Act provides optional, temporary relief from the accounting and reporting requirements for TDRs for certain loan modifications for which borrowers were adversely affected by the coronavirus pandemic (COVID-19). In the second quarter of 2020, the Bank elected to apply the TDR relief provided by the CARES Act on its conventional mortgage loan portfolio. As such, all COVID-19 modifications meeting the provisions of the CARES Act will be excluded from TDR classification and accounting. COVID-19 modifications that do not meet the provisions of the CARES Act will continue to be assessed for TDR classification. See “Note 2 — Recently Adopted and Issued Accounting Guidance” for additional details.

Individually Evaluated Loans. The Bank individually evaluates all TDRs and collateral-dependent loans for expected credit losses. Collateral-dependent loans are loans in which repayment is expected to be provided solely by the sale of the underlying property; that is, there is no other available and reliable source of repayment. The Bank’s collateral-dependent loans include loans in process of foreclosure, loans 180 days or more past due, and bankruptcy loans and TDRs 60 days or more past due. The Bank generally measures these individually evaluated loans for expected credit loss based on the estimated fair value of the underlying property, less estimated selling costs and expected proceeds from primary mortgage insurance (PMI).

Charge-Off Policy. A charge-off is recorded if it is estimated that the amortized cost in a loan will not be recovered. The Bank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include but are not limited to, the occurrence of foreclosure or when a loan is deemed collateral-dependent. The Bank charges-off the portion of the outstanding conventional mortgage loan balance in excess of the fair value of the underlying collateral, which is determined using property values, less estimated selling costs and expected proceeds from PMI.

Loans to/from Other FHLBanks

The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates.

Derivatives
All derivatives are recognized on the Statements of Condition at their fair values and reported as either derivative assets or derivative liabilities, net of cash collateral and accrued interest received from or pledged to clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts result in a receivable to the Bank, they are classified as a derivative asset and, if classified as a payable to the clearing agent or counterparty, they are classified as a derivative liability. Cash flows associated with a derivative are reflected as cash flows from operating activities on the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

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
Derivative Designations. Derivative instruments are designated by the Bank as:
•a fair value hedge of an associated financial instrument or firm commitment (fair value hedge); or
•an economic hedge to manage certain defined risks on the Bank’s Statements of Condition (economic hedge). These hedges are primarily used to: (i) manage mismatches between the coupon features of the Bank’s assets and liabilities, (ii) offset prepayment risk in certain assets, (iii) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted by accounting guidance, or (iv) to reduce exposure to interest reset risk.
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
Two approaches to fair value hedge accounting include:
•Long-haul hedge accounting. The application of long-haul hedge accounting requires the Bank to formally assess (both at the hedge’s inception and at least quarterly) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items due to benchmark interest rate changes and whether those derivatives are expected to remain highly effective in future periods. The Bank uses regression analyses to assess the effectiveness of its long-haul hedges.
•Short-cut hedge accounting. Transactions that meet certain criteria qualify for short-cut hedge accounting in which an assumption can be made that the change in fair value of a hedged item due to changes in the hedged risk, exactly offsets the change in fair value of the related derivative. Under the short-cut method, the entire change in fair value of the interest rate swap is considered to be highly effective at achieving offsetting changes in fair value of the hedged asset or liability. If documented at the time of hedge designation, a derivative relationship no longer qualifying for short-cut hedge accounting can fallback to the long-haul accounting method.

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
Discontinuance of Hedge Accounting. The Bank discontinues fair value hedge accounting prospectively when either (i) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item due to changes in the benchmark interest rate, (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised, or (iii) management determines that designating the derivative as a hedging instrument is no longer appropriate.
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
At December 31, 2020 and 2019, premises, software, and equipment totaled $64 million and $66 million, which was net of accumulated depreciation and amortization of $44 million and $36 million. For the years ended December 31, 2020, 2019, and 2018, depreciation and amortization expense for premises, software, and equipment was $8 million, $14 million, and $9 million.

Leases
The Bank leases office space and other facilities, as well as office equipment to run its business operations. At December 31, 2020 and 2019, the Bank included on the Statements of Condition $2 million and $3 million of operating lease right-of-use assets in other assets as well as $2 million and $3 million of operating lease liabilities in other liabilities. The Bank recognized operating lease costs in the other operating expense line item of the Statements of Income.
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
Off-Balance Sheet Credit Exposures

Beginning January 1, 2020, the Bank adopted the CECL accounting guidance. As such, the Bank evaluates its off-balance sheet credit exposures on a quarterly basis for expected credit losses. If deemed necessary, an allowance for expected credit losses on these off-balance sheet exposures is recorded in other liabilities with a corresponding adjustment to the provision (reversal) for credit losses. Prior to January 1, 2020, the Bank recorded an allowance for credit losses on its off-balance sheet credit exposures if it was probable an impairment had occurred as of the balance sheet date and the amount of loss could be reasonably estimated. See “Note 14 — Commitments and Contingencies” for additional information.

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
Restricted Retained Earnings
The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of its average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition.

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

Note 2 — Recently Adopted and Issued Accounting Guidance

Reference Rate Reform (ASU 2020-04 and 2021-01)

On March 12, 2020, the Financial Accounting Standards Board (FASB) issued guidance to provide temporary optional expedients and exceptions to GAAP on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). Entities can elect to not apply certain modification accounting requirements to contracts affected by rate reform, if certain criteria are met. Additionally, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform. Lastly, entities can make a one-time election to sell and/or transfer to AFS or trading any HTM debt securities that refer to an interest rate affected by reference rate reform and were classified as HTM before January 1, 2020.

This guidance, as amended, becomes effective for the Bank upon election of any of the amendments and will be applied prospectively from the date elected until December 31, 2022. For certain hedge accounting optional expedients, they will be applied through the end of the hedging relationship, which could extend beyond December 31, 2022. During the fourth quarter of 2020, the Bank elected applicable optional expedients specific to discounting transition on a retrospective basis, which did not have a material impact on its financial condition, results of operations, or cash flows. The Bank continues to evaluate all other optional expedients and the effect on its financial condition, results of operations, or cash flows has not yet been determined.

Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14)

On August 28, 2018, the FASB issued amended guidance that modifies the disclosure requirements for defined benefit plans to improve disclosure effectiveness. This guidance became effective for the Bank for the annual period ending on December 31, 2020 and the annual periods thereafter. The adoption of this guidance did not have any effect on the Bank’s financial condition, results of operations, cash flows, or disclosures.
Coronavirus Aid, Relief, and Economic Security Act Section 4013

On March 27, 2020, the CARES Act was signed into law and provides optional, temporary relief from the accounting and reporting requirements for TDRs on certain loan modifications related to COVID-19 that are offered by financial institutions. The modifications that would qualify for this relief include any COVID-19 modification involving a conventional mortgage loan that was not more than 30 days past due as of December 31, 2019 and occurred between March 1, 2020 and the earlier of December 31, 2020, or 60 days following the termination of the national emergency declared by the President of the United States. On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law, extending the applicable period to the earlier of January 1, 2022, or 60 days following the termination of the national emergency declared on March 13, 2020.

In the second quarter of 2020, the Bank elected to apply the TDR relief provided by the CARES Act on its conventional mortgage loan portfolio. As such, all COVID-19 modifications meeting the provisions of the CARES Act will be excluded from TDR classification and accounting. COVID-19 modifications that do not meet the provisions of the CARES Act will continue to be assessed for TDR classification. The adoption of the CARES Act did not have a material impact on the Bank’s financial condition, results of operations, or cash flows.

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

Measurement of Credit Losses on Financial Instruments (ASU 2016-13)
On June 16, 2016, the FASB issued amended guidance for the accounting of credit losses on financial instruments. The amendments require entities to measure expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The CECL accounting guidance requires a financial asset, or a group of financial assets, measured at amortized cost to be presented at the net amount expected to be collected. The guidance also requires, among other things, the following:
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

The FASB issued subsequent amendments to clarify the scope of the CECL accounting guidance and address issues including, but not limited to, accrued interest receivable balances, recoveries, variable interest rates and prepayments. All of this guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2020 and was adopted on a modified retrospective basis. Upon adoption, the Bank recorded no credit losses on its advances, standby letters of credit, and other extensions of credit to borrowers as well as its investment portfolio. For its mortgage loans held for portfolio, the Bank recorded a $1 million decrease in its allowance for credit losses through a cumulative effect adjustment to retained earnings on January 1, 2020. This decrease was attributable to recoveries on mortgage loans that were previously written down and have had their collateral values subsequently improve, partially offset by the incorporation of lifetime credit losses on its mortgage loan portfolio.

Note 3 — Cash and Due from Banks

    Cash and due from banks includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank.
COMPENSATING BALANCES
The Bank maintains collected cash balances with commercial banks in return for certain services. These arrangements contain no legal restrictions on the withdrawal of funds. Average collected cash balances were $210 million and $100 million for the years ended December 31, 2020 and 2019.

Note 4 — Investments

The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold and makes other investments in debt securities, which are classified as either trading, AFS, or HTM.

INTEREST-BEARING DEPOSITS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND FEDERAL FUNDS SOLD

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO). At December 31, 2020, none of these investments were with counterparties rated below triple-B; however, approximately 21 percent were secured securities purchased under agreements to resell with unrated counterparties. These may differ from any internal ratings of the investments by the Bank.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At December 31, 2020 and 2019, no allowance for credit losses was recorded for interest-bearing deposits and federal funds sold as all assets were repaid or expected to be repaid according to their contractual terms. The carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of less than $1 million as of December 31, 2020 and 2019.

Securities purchased under agreements to resell are secured, short-term, and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at December 31, 2020 and 2019. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of less than $1 million and $2 million as of December 31, 2020 and 2019.

DEBT SECURITIES

The Bank invests in debt securities, which are classified as either trading, AFS, or HTM. Within these investments, the Bank is subject to credit risk related to private-label MBS that are supported by underlying mortgage or asset-backed loans. The Bank is prohibited by Finance Agency regulations from purchasing certain higher-risk securities, such as equity securities and debt instruments that are not investment quality. Exceptions are allowed for certain investments targeted at low-income persons or communities, and instruments that experience credit deterioration after their purchase by the Bank.

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	December 31,
	2020	2019
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$4,069	$—
Other U.S. obligations[1]	114	150
GSE and Tennessee Valley Authority obligations	64	60
Other[2]	246	259
Total non-mortgage-backed securities	4,493	469
Mortgage-backed securities
GSE multifamily	382	419
Total fair value	$4,875	$888

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

2    Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

During the year ended December 31, 2020, the Bank sold trading securities and realized net gains of less than $1 million. The Bank did not sell any trading securities during the years ended December 31, 2019 and 2018. During the year ended December 31, 2020, the Bank recorded net unrealized gains of $17 million on its trading securities, compared to net unrealized gains of $28 million and net unrealized losses of $15 million for the same periods in 2019 and 2018.

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	December 31, 2020
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$1,670	$4	$(2)	$1,672
GSE and Tennessee Valley Authority obligations	1,000	22	—	1,022
State or local housing agency obligations	712	—	(19)	693
Other[3]	290	12	—	302
Total non-mortgage-backed securities	3,672	38	(21)	3,689
Mortgage-backed securities
U.S. obligations single-family[2]	3,527	18	(1)	3,544
GSE single-family	442	4	—	446
GSE multifamily	8,217	47	(33)	8,231
Total mortgage-backed securities	12,186	69	(34)	12,221
Total	$15,858	$107	$(55)	$15,910

	December 31, 2019
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$2,122	$6	$(1)	$2,127
GSE and Tennessee Valley Authority obligations	1,034	26	—	1,060
State or local housing agency obligations	761	—	(5)	756
Other[3]	276	9	—	285
Total non-mortgage-backed securities	4,193	41	(6)	4,228
Mortgage-backed securities
U.S. obligations single-family[2]	4,044	17	(2)	4,059
GSE single-family	646	4	(1)	649
GSE multifamily	7,720	13	(18)	7,715
Total mortgage-backed securities	12,410	34	(21)	12,423
Total	$16,603	$75	$(27)	$16,651

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $31 million and $42 million as of December 31, 2020 and 2019.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

3    Consists of taxable municipal bonds and/or Private Export Funding Corporation bonds.

Unrealized Losses

The following tables summarize AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$348	$—	$698	$(2)	$1,046	$(2)
State or local housing agency obligations	336	(15)	288	(4)	624	(19)
Total non-mortgage-backed securities	684	(15)	986	(6)	1,670	(21)
Mortgage-backed securities
U.S. obligations single-family[1]	—	—	593	(1)	593	(1)
GSE single-family	—	—	14	—	14	—
GSE multifamily	662	(8)	3,561	(25)	4,223	(33)
Total mortgage-backed securities	662	(8)	4,168	(26)	4,830	(34)
Total	$1,346	$(23)	$5,154	$(32)	$6,500	$(55)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$196	$—	$706	$(1)	$902	$(1)
State or local housing agency obligations	57	—	344	(5)	401	(5)
Total non-mortgage-backed securities	253	—	1,050	(6)	1,303	(6)
Mortgage-backed securities
U.S. obligations single-family[1]	169	—	564	(2)	733	(2)
GSE single-family	133	—	104	(1)	237	(1)
GSE multifamily	2,001	(8)	2,766	(10)	4,767	(18)
Total mortgage-backed securities	2,303	(8)	3,434	(13)	5,737	(21)
Total	$2,556	$(8)	$4,484	$(19)	$7,040	$(27)

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31, 2020		December 31, 2019
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$4	$4	$92	$92
Due after one year through five years	2,430	2,438	2,099	2,110
Due after five years through ten years	494	498	1,294	1,302
Due after ten years	744	749	708	724
Total non-mortgage-backed securities	3,672	3,689	4,193	4,228
Mortgage-backed securities	12,186	12,221	12,410	12,423
Total	$15,858	$15,910	$16,603	$16,651

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	December 31, 2020
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$379	$97	$—	$476
State or local housing agency obligations	203	2	(1)	204
Total non-mortgage-backed securities	582	99	(1)	680
Mortgage-backed securities
U.S. obligations single-family[2]	3	—	—	3
GSE single-family	1,225	9	(2)	1,232
Private-label	6	—	—	6
Total mortgage-backed securities	1,234	9	(2)	1,241
Total	$1,816	$108	$(3)	$1,921

	December 31, 2019
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$384	$72	$—	$456
State or local housing agency obligations	221	1	(1)	221
Total non-mortgage-backed securities	605	73	(1)	677
Mortgage-backed securities
U.S. obligations single-family[2]	5	—	—	5
U.S. obligations commercial[2]	1	—	—	1
GSE single-family	1,752	4	(7)	1,749
Private-label	7	—	—	7
Total mortgage-backed securities	1,765	4	(7)	1,762
Total	$2,370	$77	$(8)	$2,439

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $5 million and $7 million as of December 31, 2020 and 2019.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

Unrealized Losses

As required prior to adoption of the CECL accounting standard, the following table summarizes HTM securities with unrealized losses by major security type and the length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Non-mortgage-backed securities
State or local housing agency obligations	$—	$—	$150	$(1)	$150	$(1)
Total non-mortgage-backed securities	—	—	150	(1)	150	(1)
Mortgage-backed securities
U.S. obligations single-family[1]	5	—	—	—	5	—
GSE single-family	392	(1)	1,007	(6)	1,399	(7)
Private-label	—	—	4	—	4	—
Total mortgage-backed securities	397	(1)	1,011	(6)	1,408	(7)
Total	$397	$(1)	$1,161	$(7)	$1,558	$(8)

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31, 2020		December 31, 2019
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	252	297	—	—
Due after five years through ten years	198	203	412	446
Due after ten years	132	180	193	231
Total non-mortgage-backed securities	582	680	605	677
Mortgage-backed securities	1,234	1,241	1,765	1,762
Total	$1,816	$1,921	$2,370	$2,439

ALLOWANCE FOR CREDIT LOSSES ON AFS AND HTM SECURITIES

The Bank evaluates AFS and HTM investment securities for credit losses on a quarterly basis. The Bank adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. See “Note 1 — Summary of Significant Accounting Policies” for additional information, including the Bank’s prior methodology for evaluating OTTI.

AFS and HTM Securities (Excluding Private-label MBS)

The Bank’s AFS and HTM securities may include, but are not limited to, certificates of deposit, commercial paper, U.S. obligations, GSE and Tennessee Valley Authority (TVA) obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. The Bank only purchases securities considered investment quality. Excluding private-label MBS, at December 31, 2020, all of the Bank’s AFS securities and HTM securities, based on amortized cost, were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At December 31, 2020, certain AFS securities held by the Bank were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the Bank has not experienced any payment defaults on the instruments. In addition, substantially all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these AFS securities at December 31, 2020.

The Bank evaluates its HTM securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of December 31, 2020, the Bank had no allowance for credit losses recorded on its HTM securities because the securities: (i) were all highly-rated, (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of U.S. obligations and GSE and TVA obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Private-label MBS

The Bank holds investments in private-label MBS classified as HTM. As of December 31, 2020, these investments represented less than one percent of the Bank’s HTM portfolio and approximately 69 percent of these securities, based on amortized cost, were rated single-A, or above, by an NRSRO. As of December 31, 2020, the Bank had no allowance for credit losses recorded on its private-label MBS because the securities (i) were highly-rated and/or (ii) had not experienced, nor did the Bank expect, any payment default on the instruments.

Note 5 — Advances

The Bank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics, and optionality. Fixed rate advances generally have maturities ranging from overnight to 30 years. Variable rate advances generally have maturities ranging from one month to five years, where the interest rates reset periodically to a specified interest rate index such as LIBOR, SOFR, or other specified index.

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	December 31, 2020		December 31, 2019
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$3	1.29%	$1	2.73%
Due in one year or less	12,499	1.16	35,432	1.97
Due after one year through two years	8,265	1.69	21,959	2.23
Due after two years through three years	10,550	1.42	8,693	2.33
Due after three years through four years	7,011	1.38	5,109	2.51
Due after four years through five years	4,106	1.12	5,978	2.17
Thereafter	3,654	2.10	3,013	2.72
Total par value	46,088	1.42%	80,185	2.16%
Premiums	18		25
Discounts	(3)		(6)
Fair value hedging adjustments	427		156
Total	$46,530		$80,360
1    Excludes accrued interest receivable of $13 million and $91 million as of December 31, 2020 and 2019.

The following table summarizes advances by year of redemption term or next call date for callable advances, and by year of redemption term or next put date for putable advances (dollars in millions):

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Overdrawn demand deposit accounts	$3	$1	$3	$1
Due in one year or less	23,622	53,156	13,486	36,278
Due after one year through two years	6,276	11,967	8,319	22,101
Due after two years through three years	6,436	5,427	10,464	8,730
Due after three years through four years	4,053	3,802	6,116	5,004
Due after four years through five years	2,169	3,461	4,057	5,069
Thereafter	3,529	2,371	3,643	3,002
Total par value	$46,088	$80,185	$46,088	$80,185

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2020 and 2019, the Bank had callable advances outstanding totaling $11.7 billion and $25.5 billion.

The Bank also holds putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise date. Generally these put options are exercised when interest rates increase relative to contractual rates. At both December 31, 2020 and 2019, the Bank had putable advances outstanding totaling $1.4 billion.

PREPAYMENT FEES

The Bank generally charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. For certain advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of the hedged item fair value hedging adjustments in advance interest income on the Statements of Income. The Bank recorded net prepayment fees on advances of $75 million, $9 million, and $8 million for the years ended December 31, 2020, 2019, and 2018.

ADVANCE CONCENTRATIONS

The Bank’s advances are concentrated in commercial banks, savings institutions, and insurance companies. At December 31, 2020, the Bank did not have any members who individually held 10 percent or more of the Bank’s advances. At December 31, 2019, the Bank had outstanding advances of $25.5 billion to Wells Fargo Bank, N.A., who individually held 10 percent or more of the Bank’s advances, which represented 32 percent of the total principal amount of outstanding advances.

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates advances for credit losses on a quarterly basis. The Bank adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. See “Note 1 — Summary of Significant Accounting Policies” for additional information, including the Bank’s prior methodology for evaluating impairment.

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

•loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), or Government National Mortgage Association;

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
Under a blanket pledge agreement, the Bank is granted a security interest in all financial assets of the borrower to fully secure the borrower’s obligation. Other than securities and cash deposits, the Bank does not initially take delivery of collateral from blanket agreement borrowers. In the event of a default or a deterioration in the financial condition of a blanket pledge agreement borrower, the Bank has the ability to require delivery of pledged collateral sufficient to secure the borrower’s obligation. With respect to non-blanket pledge agreement borrowers that are federally insured, the Bank generally requires collateral to be specifically assigned. With respect to non-blanket pledge agreement borrowers that are not federally insured (typically insurance companies, CDFIs, and housing associates), the Bank generally takes control of collateral through the delivery of cash, securities, or loans to the Bank or its custodians.

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its advances. At December 31, 2020 and 2019, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, as applicable, in excess of its outstanding advances.

As a result of recent stressed market conditions stemming from COVID-19, the Bank is taking additional steps to monitor its credit risk on advances. These steps include increased frequency of collateral valuation and identifying, analyzing, and monitoring borrowers with higher risk profiles.

The Bank has never experienced a credit loss on its advances. At December 31, 2020 and 2019, none of the Bank’s advances were considered past due for financial reporting purposes, on non-accrual status, or considered impaired. In addition, there were no TDRs related to advances during the years ended December 31, 2020 and 2019.

In December 2020, the Bank declared a member bank in default under its contractual terms. In light of this event, the Bank did individually assess the related advances for expected credit losses as of December 31, 2020 and concluded that no allowance for credit losses was necessary in light of the advances being well-secured with underlying collateral. Refer to “Note 14 — Commitments and Contingencies” for additional information.

All other advances were evaluated on a collective basis as of December 31, 2020 and, based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on those advances. For the same reasons, the Bank did not record any allowance for credit losses for its advances at December 31, 2019.

Note 6 — Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio includes conventional mortgage loans and government-guaranteed or -insured mortgage loans obtained through the Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago) and the Mortgage Purchase Program (MPP). The MPF program, which represented 98 percent of the Bank’s mortgage loans held for portfolio at December 31, 2020 and 2019, involves investment by the Bank in single-family mortgage loans held for portfolio that are purchased from participating financial institutions (PFIs). MPF loans may also be acquired through participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank’s MPF PFIs generally originate, service, and credit enhance mortgage loans that are sold to the Bank. MPF PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the MPF PFI to a designated mortgage service provider.

Under the MPP, the Bank acquired single-family mortgage loans that were purchased directly from MPP PFIs. Similar to the MPF program, MPP PFIs generally originated, serviced, and credit enhanced the mortgage loan sold to the Bank. The MPP program represented two percent of the Bank’s mortgage loans held for portfolio at December 31, 2020 and 2019. The Bank does not currently purchase mortgage loans under this program. All loans in this portfolio were originated prior to 2006.

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	December 31,
	2020	2019
Fixed rate, long-term single-family mortgage loans	$6,945	$8,192
Fixed rate, medium-term[1] single-family mortgage loans	1,182	1,016
Total unpaid principal balance	8,127	9,208
Premiums	107	125
Discounts	(3)	(4)
Basis adjustments from mortgage loan purchase commitments	12	6
Total mortgage loans held for portfolio[2]	$8,243	$9,335
Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$8,242	$9,334

1    Medium-term is defined as a term of 15 years or less.

2    Excludes accrued interest receivable of $40 million and $48 million as of December 31, 2020 and 2019.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	December 31,
	2020	2019
Conventional mortgage loans	$7,646	$8,712
Government-insured mortgage loans	481	496
Total unpaid principal balance	$8,127	$9,208
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

The following tables present the payment status for MPF and MPP conventional mortgage loans (dollars in millions):

	December 31, 2020
	Origination Year
	Prior to 2016	2016 to 2020	Total
Past due 30 - 59 days	$19	$18	$37
Past due 60 - 89 days	9	9	18
Past due 90 - 179 days	21	21	42
Past due 180 days or more	25	17	42
Total past due mortgage loans	74	65	139
Total current mortgage loans	1,952	5,661	7,613
Total amortized cost of mortgage loans[1]	$2,026	$5,726	$7,752

December 31, 2019
Past due 30 - 59 days	$57
Past due 60 - 89 days	14
Past due 90 - 179 days	10
Past due 180 days or more	10
Total past due mortgage loans	91
Total current mortgage loans	8,783
Total recorded investment of mortgage loans[1]	$8,874

1    Amortized cost represents the unpaid principal balance adjusted for unamortized premiums, discounts, basis adjustments, and direct write-downs. Recorded investment at December 31, 2019 includes accrued interest receivable whereas the amortized cost at December 31, 2020 excludes accrued interest receivable.

Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for TDRs for certain loan modifications related to COVID-19. The modifications that would qualify for this relief include any COVID-19 modification involving a conventional mortgage loan, including a forbearance arrangement, an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest. To be eligible under the CARES Act, the conventional loan must be not more than 30 days past due as of December 31, 2019 and the modification must occur between March 1, 2020 and the earlier of January 1, 2022, or 60 days following the termination of the national emergency declared by the President of the United States.

In the second quarter of 2020, the Bank elected to apply the TDR relief provided by the CARES Act on its conventional mortgage loan portfolio. As such, all COVID-19 modifications meeting the provisions of the CARES Act will be excluded from TDR classification and accounting. As of December 31, 2020, the Bank had $1 million of these modifications outstanding, of which all of these loans were on accrual status. COVID-19 modifications that do not meet the provisions of the CARES Act will continue to be assessed for TDR classification.

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

The following table presents the unpaid principal balance of MPF and MPP conventional loans in a forbearance plan as a result of COVID-19 (dollars in millions):

December 31, 2020
Past due 30 - 59 days	$3
Past due 60 - 89 days	6
Past due 90 days or more and in non-accrual status	42
Current mortgage loans	2
Total unpaid principal balance[1]	$53

1    These conventional loans in forbearance represent less than one percent of the Bank’s total mortgage loans held for portfolio at December 31, 2020.

The following tables present other delinquency statistics for MPF and MPP mortgage loans (dollars in millions):

	December 31, 2020
Amortized Cost	Conventional	Government-Insured	Total
In process of foreclosure[1]	$8	$1	$9
Serious delinquency rate[2]	1%	3%	1%
Past due 90 days or more and still accruing interest[3]	$—	$13	$13
Non-accrual mortgage loans[4]	$93	$—	$93

	December 31, 2019
Recorded Investment	Conventional	Government- Insured	Total
In process of foreclosure[1]	$5	$1	$6
Serious delinquency rate[2]	—%	1%	—%
Past due 90 days or more and still accruing interest[3]	$—	$7	$7
Non-accrual mortgage loans[4]	$31	$—	$31

1    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.

2    Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total mortgage loans.

3    Represents government-insured mortgage loans that are 90 days or more past due.

4    Represents conventional mortgage loans that are 90 days or more past due or TDRs. As of December 31, 2020, none of these conventional mortgage loans on non-accrual status had an associated allowance for expected credit losses.

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates mortgage loans for credit losses on a quarterly basis. The Bank adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. See “Note 1 — Summary of Significant Accounting Policies” for additional information, including the Bank’s prior methodology for evaluating impairment.

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

Prior to January 1, 2020, the Bank recorded an allowance for credit losses on conventional mortgage loans if it was probable an impairment had occurred as of the balance sheet date and the amount of loss could be reasonably estimated.

At both December 31, 2020 and 2019, the Bank’s allowance for credit losses on conventional mortgage loans totaled $1 million. As a result of adopting the CECL accounting standard, the Bank recorded a $1 million decrease in its allowance for credit losses through a cumulative effect adjustment to retained earnings on January 1, 2020. This decrease was attributable to recoveries on conventional mortgage loans that were previously written down and have had their collateral values subsequently improve, partially offset by the incorporation of lifetime credit losses on its mortgage loan portfolio. During the year ended December 31, 2020, the Bank’s cash flow model for collectively evaluated loans projected an increase in expected credit losses due primarily to increased loan delinquencies, including those associated with COVID-19 related forbearance plans, and also due to a deceleration in forecasted regional home price appreciation. Expected recoveries of prior charge-offs remained stable during the year ended December 31, 2020.

As required prior to adoption of the CECL accounting standard, the following table summarizes the allowance for credit losses and recorded investment of the Bank’s conventional mortgage loan portfolio by impairment methodology (dollars in millions):

December 31, 2019
Allowance for credit losses
Collectively evaluated for impairment	$1

Recorded investment[1]
Collectively evaluated for impairment	$8,825
Individually evaluated for impairment, without a related allowance	49
Total recorded investment	$8,874

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

The Bank has never experienced a credit loss on its government-insured mortgage loans. The Bank has assessed its servicers and determined there was no expectation that a servicer would fail to remit payments due until paid in full. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at December 31, 2020 and 2019. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Note 7 — Derivatives and Hedging Activities

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

TYPES OF DERIVATIVES

The Bank may use the following derivative instruments:

•Interest Rate Swaps. An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable interest rate index for the same period of time. The variable interest rate received or paid by the Bank in derivative transactions is LIBOR or the overnight index swap (OIS) rate, based on either federal funds or SOFR.

•Options. An option is an agreement between two entities that conveys the right, but not the obligation, to engage in a future transaction on some underlying security or other financial asset at an agreed upon price during a certain period of time or on a specific date. Premiums or swap fees paid to acquire options are considered the fair value of the option at inception of the hedge and are reported as derivative assets on the Statements of Condition.

•Swaptions. A swaption is an option on a swap that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. When used as a hedge, a swaption can protect the Bank against future interest rate changes. The Bank may enter into both payer and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.

•Interest Rate Caps and Floors. In an interest rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (or “cap”) price. In an interest rate floor agreement, a cash flow is generated if the price or interest rate of an underlying variable falls below a certain threshold (or “floor”) price. Interest rate caps and floors are designed as protection against the interest rate on a variable rate asset or liability rising above or falling below a certain level.

•Futures/Forwards Contracts. Futures and forwards contracts give the buyer the right to buy or sell a specific type of asset at a specific time at a given price. For example, certain mortgage loan purchase commitments entered into by the Bank are considered derivatives. The Bank may hedge these commitments by selling “to-be-announced” (TBA) MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price.

TYPES OF HEDGED ITEMS

The Bank may have the following types of hedged items:

•Investment Securities. The Bank primarily invests in U.S. Treasury obligations, other U.S. obligations, GSE and Tennessee Valley Authority obligations, state or local housing agency obligations, and MBS, and classifies them as either trading, AFS, or HTM. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. To manage interest rate risk, the Bank may fund investment securities with callable consolidated obligations or utilize interest rate swaps, caps, floors, or swaptions. Derivatives held by the Bank that are associated with trading and HTM securities, if applicable, are designated as economic hedges and derivatives held by the Bank associated with AFS securities are generally designated as a fair value hedge.

•Advances. The Bank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics, and optionality. The Bank may use derivatives to adjust the repricing and/or option characteristics of advances in order to more closely match the characteristics of its funding liabilities. In general, whenever a borrower executes a fixed rate advance or a variable rate advance with embedded options, the Bank may simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the advance. For example, the Bank may hedge a fixed rate advance with an interest rate swap where the Bank pays a fixed rate coupon and receives a variable rate coupon, effectively converting the fixed rate advance to a variable rate advance. This type of hedge is typically treated as a fair value hedge. In addition, the Bank may hedge a callable advance, which gives the borrower the option to extinguish the fixed rate advance, by entering into a cancelable interest rate swap.

•Mortgage Loans. The Bank invests in fixed rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in actual and estimated prepayment speeds. The Bank manages the interest rate risk associated with mortgage loans through a combination of debt issuance and derivatives. The Bank may issue both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The Bank may also purchase interest rate caps, floors, or swaptions to minimize the interest rate risk embedded in mortgage assets. Although these derivatives are valid economic hedges, they are not specifically linked to individual mortgage assets and, therefore, do not receive fair value hedge accounting.

•Consolidated Obligations. The Bank may enter into derivatives to hedge the interest rate risk associated with its consolidated obligations. For example, the Bank may issue and hedge a fixed rate consolidated obligation with an interest rate swap where the Bank receives a fixed rate coupon and pays a variable rate coupon, effectively converting the fixed rate consolidated obligation to a variable rate consolidated obligation. This type of hedge is typically treated as a fair value hedge. The Bank may also issue variable interest rate consolidated obligations and simultaneously execute interest rate swaps to hedge the basis risk of the variable interest rate debt. Interest rate swaps used to hedge variable interest rate debt do not qualify for hedge accounting and are treated as economic hedges. This strategy of issuing consolidated obligations while simultaneously entering into derivatives enables the Bank to offer a wider range of attractively priced advances to its borrowers and may allow the Bank to reduce its funding costs.
•Firm Commitments. Certain mortgage loan purchase commitments are considered derivatives. The Bank normally hedges these commitments by selling TBA MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price. The mortgage loan purchase commitment and the TBA used in the firm commitment hedging strategy are considered economic hedges. When the mortgage loan purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized over the contractual life of the mortgage loan using the level-yield method. The Bank may also hedge a firm commitment for a forward-starting advance through the use of an interest-rate swap. In this case, the interest rate swap functions as the hedging instrument for both the firm commitment and the subsequent advance and is treated as a fair value hedge.

For additional information on the Bank’s derivatives, see “Note 1 — Summary of Significant Accounting Policies.”

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	December 31, 2020			December 31, 2019
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$33,552	$46	$262	$37,684	$31	$159
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	1,817	12	73	1,038	8	43
Forward settlement agreements (TBAs)	169	—	1	122	—	—
Mortgage loan purchase commitments	177	1	—	127	—	—
Total derivatives not designated as hedging instruments	2,163	13	74	1,287	8	43
Total derivatives before netting and collateral adjustments	$35,715	59	336	$38,971	39	202
Netting adjustments and cash collateral[1]		168	(332)		63	(201)
Total derivative assets and derivative liabilities		$227	$4		$102	$1

1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty. At December 31, 2020 and 2019, cash collateral, including accrued interest, posted by the Bank was $507 million and $264 million. At December 31, 2020, the Bank held cash collateral, including accrued interest, from clearing agents and/or counterparties of $7 million. At December 31, 2019, the Bank held no cash collateral, including accrued interest, from clearing agents and/or counterparties.

Effective January 1, 2019, as a result of the adoption of ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in net interest income in the same line as the earnings effect of the hedged item. Prior to January 1, 2019, any hedge ineffectiveness, or the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedged item, was recorded in other income (loss) in “Net gains (losses) on derivatives and hedging activities.”

The following tables summarize the income effect from fair value hedging relationships recorded in either net interest income or other income as well as total income (expense) by product recorded on the Statements of Income (dollars in millions):

	For the Year Ended December 31, 2020
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$950	$206	$(915)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	(455)	(283)	261
Hedged items[3]	271	173	(150)
Net gains (losses) on fair value hedging relationships	$(184)	$(110)	$111

	For the Year Ended December 31, 2019
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$2,466	$506	$(2,289)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	(223)	(233)	188
Hedged items[3]	276	224	(357)
Net gains (losses) on fair value hedging relationships	$53	$(9)	$(169)

	For the Year Ended December 31, 2018
	Interest Income (Expense)			Other Income
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds	Net Gains (Losses) on Derivatives and Hedging Activities
Total income (expense) recorded on the Statements of Income[1]	$2,443	$504	$(2,095)	$19
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[4]	47	(22)	(217)	203
Hedged items[5]	7	4	(2)	(200)
Net gains (losses) on fair value hedging relationships	$54	$(18)	$(219)	$3

1    Amounts shown to give context to the disclosure and include total interest income (expense) of the products indicated, including coupon, prepayment fees, amortization, and derivative net interest settlements. In 2020 and 2019, interest income (expense) amounts also include gains and losses on derivatives and hedged items in fair value hedging relationships. In 2018, gains and losses on derivatives and hedged items in fair value hedging relationships were recorded in other income in “net gains (losses) on derivatives and hedging activities” along with gains and losses on economic derivatives.

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

    The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	December 31, 2020
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/liability[1]	$17,875	$7,137	$12,163
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$406	$340	$161
Basis adjustments for discontinued hedging relationships included in amortized cost	21	—	(10)
Total amount of fair value hedging adjustments	$427	$340	$151

	December 31, 2019
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/liability[1]	$14,806	$6,221	$20,256
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$146	$167	$16
Basis adjustments for discontinued hedging relationships included in amortized cost	10	—	(15)
Total amount of fair value hedging adjustments	$156	$167	$1

1    Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

    The following table summarizes the components of “Net gains (losses) on derivatives and hedging activities” as presented on the Statements of Income (dollars in millions). For the year ended December 31, 2018, net gains (losses) representing hedge ineffectiveness for fair value hedging relationships were recorded in “Net gains (losses) on derivatives and hedging activities.” Beginning on January 1, 2019, changes in the fair value of the derivative and the hedged item in a fair value hedge relationship are recorded in net interest income.

	For the Years Ended December 31,
	2020	2019	2018
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps			$3
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$(32)	$(34)	$16
Forward settlement agreements (TBAs)	(13)	(5)	2
Mortgage loan purchase commitments	11	5	(2)
Net interest settlements	(14)	(1)	(3)
Total net gains (losses) related to derivatives not designated as hedging instruments	(48)	(35)	13
Price alignment amount[1]	—	—	3
Net gains (losses) on derivatives and hedging activities	$(48)	$(35)	$19

1    This amount represents interest on variation margin which is a component of the derivative fair value for cleared transactions. The amounts reported for the years ended December 31, 2020 and 2019 were less than $1 million and reflect the price alignment amounts on variation margin for daily settled derivative contracts not designated as hedging instruments. The price alignment amounts on variation margin for daily settled derivative contracts designated as hedging instruments are recorded in the same line item as the earnings effect of the hedged item. The amount reported for the year ended December 31, 2018 reflects the price alignment amounts on variation margin for all daily settled derivative contracts.

MANAGING CREDIT RISK ON DERIVATIVES

The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative contracts. The Bank manages credit risk through credit analyses, collateral requirements, and adherence to the requirements set forth in the Bank’s policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations.

The Bank transacts most of its derivative transactions with large banks and major broker-dealers. Over-the-counter derivative transactions may be either executed directly with a counterparty, referred to as uncleared derivatives, or cleared through a clearing agent with a Clearinghouse, referred to as cleared derivatives. Once a derivative transaction has been accepted for clearing by a Clearinghouse, the derivative transaction is novated and the executing counterparty is replaced with the Clearinghouse. The Bank is not a derivative dealer and does not trade derivatives for short-term profit.

For uncleared derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in the derivative contracts to mitigate the risk. The Bank requires collateral agreements on its uncleared derivatives.

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2020 was $1 million, for which the Bank was not required to post collateral in the normal course of business. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would not have been required to deliver additional collateral to its uncleared derivatives counterparties at December 31, 2020.

For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Bank utilizes one Clearinghouse, CME Clearing, for all cleared derivative transactions. CME Clearing notifies the clearing agent of the required initial margin and daily variation margin requirements, and the clearing agent in turn notifies the Bank.

The Clearinghouse determines initial margin requirements which are considered cash collateral. Generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at December 31, 2020. Variation margin requirements with CME Clearing are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	December 31, 2020
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$58	$(58)	$1	$1
Cleared derivatives	—	226	—	226
Total	$58	$168	$1	$227
Derivative Liabilities
Uncleared derivatives	$328	$(324)	$—	$4
Cleared derivatives	8	(8)	—	—
Total	$336	$(332)	$—	$4

	December 31, 2019
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$34	$(28)	$—	$6
Cleared derivatives	5	91	—	96
Total	$39	$63	$—	$102
Derivative Liabilities
Uncleared derivatives	$199	$(198)	$—	$1
Cleared derivatives	3	(3)	—	—
Total	$202	$(201)	$—	$1

1    Represents derivative assets and derivative liabilities prior to netting adjustments and cash collateral, including accrued interest.

2     Represents mortgage loan purchase commitments not subject to enforceable netting requirements.

Note 8 — Deposits
The Bank offers demand and overnight deposits as well as short-term interest bearing deposits to members and to qualifying non-members. Deposits classified as demand and overnight pay interest based on a daily interest rate. Short-term interest bearing deposits pay interest based on a fixed rate determined at the issuance of the deposit. Average interest rates paid on interest-bearing deposits were 0.09 percent, 1.47 percent, and 1.48 percent for the years ended December 31, 2020, 2019, and 2018.
The following table details the Bank’s interest bearing and non-interest bearing deposits (dollars in millions):

	December 31,
	2020	2019
Interest-bearing
Demand and overnight	$1,586	$860
Term	49	127
Non-interest-bearing
Demand	273	125
Total	$1,908	$1,112

Note 9 — Consolidated Obligations

    Consolidated obligations consist of bonds and discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. Bonds are issued primarily to raise short-, intermediate-, and long-term funds for the Bank and are not subject to any statutory or regulatory limits on their maturity. Discount notes are issued primarily to raise short-term funds for the Bank and have original maturities of up to one year. Discount notes generally sell at or below their face amount and are redeemed at par value when they mature.

    Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At December 31, 2020 and 2019, the total par value of outstanding consolidated obligations of the FHLBanks was $746.8 billion and $1,025.9 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	December 31, 2020		December 31, 2019
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$27,350	0.10%	$29,592	1.65%
Discounts and concessions[1]	(5)		(61)
Total	$27,345		$29,531

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	December 31, 2020		December 31, 2019
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$29,224	0.88%	$58,106	1.81%
Due after one year through two years	9,398	1.10	16,997	1.91
Due after two years through three years	3,296	2.42	3,907	2.35
Due after three years through four years	3,548	3.00	3,083	2.53
Due after four years through five years	1,058	2.19	3,503	3.03
Thereafter	5,406	2.50	5,777	3.00
Total par value	51,930	1.36%	91,373	1.99%
Premiums	199		217
Discounts and concessions[1]	(26)		(38)
Fair value hedging adjustments	151		1
Total	$52,254		$91,553

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.
Bonds are issued with fixed or variable rate payment terms that use a variety of indices for interest rate resets such as SOFR or LIBOR. To meet the specific needs of certain investors, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features. When these consolidated bonds are issued, the Bank may enter into derivatives containing features that offset the terms and embedded options, if any, of the consolidated bond obligations.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	December 31,
	2020	2019
Non-callable or non-putable	$48,610	$87,246
Callable	3,320	4,127
Total par value	$51,930	$91,373

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

	December 31,
Year of Contractual Maturity or Next Call Date	2020	2019
Due in one year or less	$31,749	$60,639
Due after one year through two years	10,038	17,643
Due after two years through three years	3,326	4,410
Due after three years through four years	3,648	2,788
Due after four years through five years	805	3,376
Thereafter	2,364	2,517
Total par value	$51,930	$91,373

Note 10 — Affordable Housing Program

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

There was no contribution shortfall, as described above, in 2020, 2019, or 2018. If an FHLBank finds that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make any such application in 2020, 2019, or 2018.

The following table presents a rollforward of the Bank’s AHP liability (dollars in millions):

	For the Years Ended December 31,
	2020	2019	2018
Balance, beginning of year	$157	$153	$142
Assessments	41	44	53
Disbursements, net[1]	(36)	(40)	(42)
Balance, end of year	$162	$157	$153
1    Includes $2 million of funds reimbursed to the AHP during 2018.

Note 11 — Capital

CAPITAL STOCK

The Bank’s capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. The Bank generally issues a single class of capital stock (Class B capital stock) and has two subclasses of Class B capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding on the Bank’s Statements of Condition. Effective October 1, 2020, each member is also required to purchase and hold activity-based stock in an amount equal to 0.10 percent of its standby letters of credit. This requirement applied to any new, renewed or modified standby letters of credit issued on or after October 1, 2020. All capital stock issued is subject to a notice of redemption period of five years.

The capital stock requirements established in the Bank’s Capital Plan are designed so that the Bank can remain adequately capitalized as member activity changes. The Bank’s Board of Directors may make adjustments to the capital stock requirements within ranges established in the Capital Plan.

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days’ written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At December 31, 2020 and 2019, the Bank’s excess capital stock outstanding was less than $1 million.

MANDATORILY REDEEMABLE CAPITAL STOCK

At December 31, 2020 and 2019, the Bank’s mandatorily redeemable capital stock totaled $52 million and $206 million. The Bank recorded interest expense on mandatorily redeemable capital stock of $5 million, $12 million, and $18 million for the years ended December 31, 2020, 2019, and 2018.

As a result of the final rule on membership issued by the Finance Agency effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance companies ineligible for FHLBank membership. Captive insurance company members that were admitted as members prior to September 12, 2014, had their memberships terminated on February 19, 2021. On the effective date of the final rule, the Bank reclassified the total outstanding capital stock held by all of the captive insurance companies that were Bank members, to mandatorily redeemable capital stock. For more information on the Bank’s mandatorily redeemable capital stock, see “Note 1 — Summary of Significant Accounting Policies.”

The following table summarizes changes in mandatorily redeemable capital stock (dollars in millions):

	For the Years Ended December 31,
	2020	2019	2018
Balance, beginning of period	$206	$255	$385
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	7	11	53
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(161)	(60)	(183)
Balance, end of period	$52	$206	$255

The following table summarizes the Bank’s mandatorily redeemable capital stock by year of contractual redemption (dollars in millions):

	December 31,
Year of Contractual Redemption[1]	2020	2019
Due after one year through two years	$11	$1
Due after two years through three years	2	11
Due after three years through four years	—	5
Thereafter[2]	27	175
Past contractual redemption date due to outstanding activity with the Bank	12	14
Total	$52	$206

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

RESTRICTED RETAINED EARNINGS

The Bank entered into a JCE Agreement with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar, equals at least one percent of its average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends. At December 31, 2020 and 2019, the Bank’s restricted retained earnings account totaled $576 million and $504 million.

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

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in AOCI (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 4)	Pension and postretirement benefits (Note 12)	Total AOCI
Balance, December 31, 2017	$118	$(4)	$114
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(31)	—	(31)
Reclassification from AOCI to net income
Amortization - pension and postretirement	—	1	1
Net current period other comprehensive income (loss)	(31)	1	(30)
Balance, December 31, 2018	87	(3)	84
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(39)	—	(39)
Reclassification from AOCI to net income
Amortization - pension and postretirement	—	(1)	(1)
Net current period other comprehensive income (loss)	(39)	(1)	(40)
Balance, December 31, 2019	48	(4)	44
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	4	—	4
Net current period other comprehensive income (loss)	4	—	4
Balance, December 31, 2020	$52	$(4)	$48

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

•Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at December 31, 2020 and 2019.

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

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions) as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$704	$5,744	$1,138	$6,888
Regulatory capital	$3,508	$5,744	$5,184	$6,888
Leverage capital	$4,385	$8,616	$6,480	$10,332
Capital-to-assets ratio	4.00%	6.55%	4.00%	5.31%
Capital stock-to-assets ratio	2.00%	3.78%	N/A1	N/A1
Leverage ratio	5.00%	9.83%	5.00%	7.97%

1     The Capital Stock AB became effective in February 2020.

CAPITAL CLASSIFICATION DETERMINATION

The Bank is subject to the Finance Agency’s regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, establishes criteria for four capital classifications (adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. The Bank satisfied these requirements at December 31, 2020, and was classified as adequately capitalized. If the Bank becomes classified into a capital classification other than adequately capitalized, it will be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

Note 12 — Pension and Postretirement Benefit Plans
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

The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2019. The Bank’s contributions for the plan years ended June 30, 2019 and June 30, 2018 were not more than five percent of the total contributions to the Pentegra DB Plan.

The following table summarizes the net pension cost and funded status of the Pentegra DB Plan (dollars in millions):

	2020	2019	2018
Net pension cost[1]	$34	$2	$1
Pentegra DB Plan’s funded status as of July 1[2]	108.20%	108.62%	110.96%
Des Moines Bank DB Plan’s funded status as of July 1	99.57%	102.81%	107.53%
Seattle Bank DB Plan’s funded status as of July 1	99.81%	103.62%	106.00%

1    Represents the net pension cost charged to compensation and benefits expense on the Statements of Income for the years ended December 31, 2020, 2019, and 2018. During 2020, the Bank made a $32 million discretionary contribution to the plan.

2    The Pentegra DB Plan’s funded status is preliminary and may further increase because plan participants are permitted to make contributions through March 15 of the following year. The final funded status as of July 1, 2020 will not be available until the Form 5500 for the plan year July 1, 2020 through June 30, 2021 is filed (this Form 5500 is due to be filed no later than April 2022). The final funded status as of July 1, 2019 will not be available until the Form 5500 for the plan year July 1, 2019 through June 30, 2020 is filed (this Form 5500 is due to be filed no later than April 2021).
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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. The Bank had no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2020, 2019, or 2018.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments at December 31, 2020 (dollars in millions). The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis, and on occasion certain impaired mortgage loans held for portfolio on a non-recurring basis. The Bank records all other financial assets and liabilities at amortized cost. The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]	Total
Assets
Cash and due from banks	$978	$978	$—	$—	$—	$978
Interest-bearing deposits	401	—	401	—	—	401
Securities purchased under agreements to resell	4,800	—	4,800	—	—	4,800
Federal funds sold	3,695	—	3,695	—	—	3,695
Trading securities	4,875	—	4,875	—	—	4,875
Available-for-sale securities	15,910	—	15,910	—	—	15,910
Held-to-maturity securities	1,816	—	1,915	6	—	1,921
Advances	46,530	—	47,146	—	—	47,146
Mortgage loans held for portfolio, net	8,242	—	8,443	75	—	8,518
Accrued interest receivable	97	—	97	—	—	97
Derivative assets, net	227	—	59	—	168	227
Other assets	39	39	—	—	—	39
Liabilities
Deposits	(1,908)	—	(1,908)	—	—	(1,908)
Consolidated obligations
Discount notes	(27,345)	—	(27,346)	—	—	(27,346)
Bonds	(52,254)	—	(53,246)	—	—	(53,246)
Total consolidated obligations	(79,599)	—	(80,592)	—	—	(80,592)
Mandatorily redeemable capital stock	(52)	(52)	—	—	—	(52)
Accrued interest payable	(145)	—	(145)	—	—	(145)
Derivative liabilities, net	(4)	—	(336)	—	332	(4)

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

As of December 31, 2020 and 2019, multiple prices were received for the majority of the Bank’s trading and AFS investment securities. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The Bank’s discounted cash flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). The Bank uses the following inputs for measuring the fair value of interest-related derivatives:

•Discount rate assumption. The Bank utilizes the federal funds OIS or SOFR OIS swap curve depending on the terms of the derivative agreement.

•Forward interest rate assumption. The Bank utilizes the swap curve of the instrument’s index rate.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition at December 31, 2020 (dollars in millions):

Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S. Treasury obligations	$—	$4,069	$—	$—	$4,069
Other U.S. obligations	—	114	—	—	114
GSE and Tennessee Valley Authority obligations	—	64	—	—	64
Other non-MBS	—	246	—	—	246
GSE multifamily MBS	—	382	—	—	382
Total trading securities	—	4,875	—	—	4,875
Available-for-sale securities
Other U.S. obligations	—	1,672	—	—	1,672
GSE and Tennessee Valley Authority obligations	—	1,022	—	—	1,022
State or local housing agency obligations	—	693	—	—	693
Other non-MBS	—	302	—	—	302
U.S. obligations single-family MBS	—	3,544	—	—	3,544
GSE single-family MBS	—	446	—	—	446
GSE multifamily MBS	—	8,231	—	—	8,231
Total available-for-sale securities	—	15,910	—	—	15,910
Derivative assets, net
Interest-rate related	—	58	—	168	226
Mortgage loan purchase commitments	—	1	—	—	1
Total derivative assets, net	—	59	—	168	227
Other assets	39	—	—	—	39
Total recurring assets at fair value	$39	$20,844	$—	$168	$21,051
Liabilities
Derivative liabilities, net
Interest-rate related	—	(335)	—	332	(3)
Forward settlement agreements (TBAs)	—	(1)	—	—	(1)
Total derivative liabilities, net	—	(336)	—	332	(4)
Total recurring liabilities at fair value	$—	$(336)	$—	$332	$(4)

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

FAIR VALUE ON A NON-RECURRING BASIS

    The Bank measures certain impaired mortgage loans held for portfolio at level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. At December 31, 2020 and 2019, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $7 million and $2 million. These fair values were as of the date the fair value adjustment was recorded during the years ended December 31, 2020 and 2019.

Note 14 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At December 31, 2020 and 2019, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was $667.5 billion and $904.9 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	December 31, 2020			December 31, 2019
	Expire within one year	Expire after one year	Total[1]	Total
Standby letters of credit[2]	$9,302	$59	$9,361	$10,193
Standby bond purchase agreements[3]	394	403	797	819
Commitments to purchase mortgage loans	177	—	177	127
Commitments to fund advances	252	—	252	527

1    The Bank has deemed it unnecessary to record any liability for credit losses on these agreements.

2    Excludes commitments to issue standby letters of credit of $34 million at December 31, 2019. At December 31, 2020, the Bank had no commitments to issue standby letters of credit outstanding.

3    The amounts reported as of December 31, 2020 reflect the notional amount of standby bond purchase agreements. The amount reported for December 31, 2019 includes the notional amount and accrued interest.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The original terms of standby letters of credit outstanding at December 31, 2020, range from less than one month to 10 years, currently no later than 2025. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” on the Statements of Condition and amounted to $2 million at both December 31, 2020 and 2019.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. At December 31, 2020, the Bank had standby bond purchase agreements with eight housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2026. During the years ended December 31, 2020, 2019, and 2018, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at December 31, 2020 and 2019 is reported in “Note 7 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Commitments to Fund Advances. The Bank enters into commitments to fund additional advances up to 24 months in the future. At December 31, 2020 and 2019, the Bank had commitments to fund advances of $252 million and $527 million.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a memorandum account called the first loss account (FLA). For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $154 million and $138 million at December 31, 2020 and 2019.
Legal Proceedings. The Bank is subject to various pending legal proceedings arising in the normal course of business. Certain of these legal proceedings involve pending litigation with a current member of the Bank stemming from alleged breaches by the member under the Bank’s MPF program and the member’s failure to repay its outstanding advances owed to the Bank. See “Note 5 — Advances” for additional information. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on the Bank’s financial condition or results of operations.
In addition, as a result of the merger with the Federal Home Loan Bank of Seattle (Seattle Bank), the Bank has been involved in a number of legal proceedings initiated by the Seattle Bank against various entities relating to its purchases and subsequent impairment of certain private-label MBS. Of the 11 cases initially filed, as of December 31, 2020, all have been settled (one dismissed in part and settled in part).
The Bank records legal expenses related to litigation settlements as incurred in other expense on the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement.  During the year ended December 31, 2020, the Bank settled three of its private-label MBS claims and recognized $120 million in net gains on litigation settlements through other income (loss). During the years ended December 31, 2019 and 2018, the Bank did not recognize any gains on litigation settlements.
The Bank is not currently aware of any pending or threatened legal proceedings to which it is a party that could have a material impact on its financial condition, results of operations, or cash flows.

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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	December 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total
Advances	$1,526	3	$3,337	4
Mortgage loans	154	2	208	2
Deposits	17	1	27	2
Capital stock	110	3	182	4

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including mandatorily redeemable capital stock). At December 31, 2020, the Bank did not have any stockholders owning 10 percent or more of its total capital stock outstanding. At December 31, 2019, the Bank had the following business concentrations with stockholders (dollars in millions):

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

3    Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

Note 16 — Activities with Other FHLBanks

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the years ended December 31, 2020, 2019, and 2018 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2020
Boston	$—	$250	$(250)	$—
Pittsburgh	—	5	(5)	—
	$—	$255	$(255)	$—

2019
Atlanta	$—	$565	$(565)	$—
Indianapolis	—	550	(550)	—
Topeka	—	150	(150)	—
	$—	$1,265	$(1,265)	$—

2018
Boston	$—	$800	$(800)	$—
San Francisco	—	300	(300)	—
Dallas	—	500	(500)	—
	$—	$1,600	$(1,600)	$—

The following table summarizes borrowing activity from other FHLBanks during the years ended December 31, 2020, 2019, and 2018 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2020
Pittsburgh	$—	$5	$(5)	$—

2019
Atlanta	$500	$400	$(900)	$—

2018
Atlanta	$200	$500	$(200)	$500
Boston	400	—	(400)	—
San Francisco	—	500	(500)	—
	$600	$1,000	$(1,100)	$500

For the years ended December 31, 2020, 2019, and 2018, the interest income and expense related to these transactions was immaterial.

Note 17 — Subsequent Events

Subsequent events have been evaluated from January 1, 2021, through the time of the Form 10-K filing with the Securities and Exchange Commission. No material subsequent events requiring disclosure were identified.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
Selected Quarterly Financial Information

The following table presents a summary of our Statements of Condition (dollars in millions):

	2020
Statements of Condition	December 31,	September 30,	June 30,	March 31,
Cash and due from banks	$978	$788	$483	$611
Investments[1]	31,497	32,705	34,315	35,634
Advances	46,530	48,462	57,942	79,757
Mortgage loans held for portfolio, net[2]	8,242	8,733	9,246	9,546
Total assets	87,691	91,154	102,485	126,068
Consolidated obligations
Discount notes	27,345	30,928	21,364	33,071
Bonds	52,254	52,343	72,748	84,266
Total consolidated obligations[4]	79,599	83,271	94,112	117,337
Mandatorily redeemable capital stock	52	54	81	96
Total liabilities	81,951	85,358	96,486	119,335
Capital stock — Class B putable	3,341	3,432	3,802	4,653
Retained earnings	2,351	2,359	2,257	2,199
Accumulated other comprehensive income (loss)	48	5	(60)	(119)
Total capital	5,740	5,796	5,999	6,733

	2019
Statements of Condition	December 31,	September 30,	June 30,	March 31,
Cash and due from banks	$1,029	$209	$218	$81
Investments[1]	38,465	34,402	39,140	38,271
Advances	80,360	85,009	101,288	99,228
Mortgage loans held for portfolio, net[3]	9,334	8,952	8,324	7,943
Total assets	129,603	129,148	149,474	146,043
Consolidated obligations
Discount notes	29,531	26,716	36,934	44,994
Bonds	91,553	93,611	103,223	91,979
Total consolidated obligations[5]	121,084	120,327	140,157	136,973
Mandatorily redeemable capital stock	206	202	203	237
Total liabilities	122,877	122,305	141,997	138,684
Capital stock — Class B putable	4,517	4,676	5,304	5,182
Retained earnings	2,165	2,131	2,120	2,092
Accumulated other comprehensive income (loss)	44	36	53	85
Total capital	6,726	6,843	7,477	7,359

1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, AFS securities, and HTM securities.

2    Includes an allowance for credit losses of $1 million at December 31, 2020, $3 million at September 30, 2020, and $1 million at June 30, 2020 and March 31, 2020.

3    Includes an allowance for credit losses of $1 million at December 31, 2019, September 30, 2019, June 30, 2019, and March 31, 2019.

4    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $746.8 billion, $819.9 billion, $915.8 billion, and $1,174.7 billion at December 31, 2020, September 30, 2020, June 30, 2020, and March 31, 2020.

5     The total par value of outstanding consolidated obligations of the FHLBanks was $1,025.9 billion, $1,010.3 billion, $1,048.4 billion, and $1,010.9 billion at December 31, 2019, September 30, 2019, June 30, 2019, and March 31, 2019.

The following tables present a summary of our Statements of Income (dollars in millions):

	For the Three Months Ended
	2020
Statements of Income	December 31,	September 30,	June 30,	March 31,
Net interest income	$103	$141	$119	$109
Provision (reversal) for credit losses on mortgage loans	(1)	2	—	—
Other income (loss)[1]	5	65	15	36
Other expense[2]	70	37	39	43
AHP assessments	5	16	10	10
Net income	34	151	85	92

	For the Three Months Ended
	2019
Statements of Income	December 31,	September 30,	June 30,	March 31,
Net interest income	$141	$129	$147	$159
Other income (loss)[1]	9	3	3	5
Other expense[2]	43	43	43	39
AHP assessments	11	9	11	13
Net income	96	80	96	112

1    Other income (loss) includes, among other things, net gains (losses) on investment securities and net gains (losses) on derivatives and hedging activities.

2    Other expense includes, among other things, compensation and benefits, professional fees, and contractual services.

Investment Portfolio Analysis
The following table summarizes the carrying value of our investment portfolio (dollars in millions):

	December 31,
	2020	2019	2018
Trading securities
U.S. Treasury obligations[1]	$4,069	$—	$—
Other U.S. obligations[1]	114	150	159
GSE and Tennessee Valley Authority obligations	64	60	57
Other[2]	246	259	266
Mortgage-backed securities
GSE multifamily	382	419	433
Total trading securities	4,875	888	915
Available-for-sale securities
Other U.S. obligations[1]	1,672	2,127	2,602
GSE and Tennessee Valley Authority obligations	1,022	1,060	1,038
State or local housing agency obligations	693	756	814
Other[2]	302	285	275
Mortgage-backed securities
U.S. obligations single-family[1]	3,544	4,059	4,483
GSE single-family	446	649	796
GSE multifamily	8,231	7,715	9,011
Total available-for-sale securities	15,910	16,651	19,019
Held-to-maturity securities
GSE obligations and Tennessee Valley Authority obligations	379	384	389
State or local housing agency obligations	203	221	391
Mortgage-backed securities
U.S. obligations single-family[1]	3	5	9
U.S. obligations commercial[1]	—	1	1
GSE single-family	1,225	1,752	2,192
Private-label	6	7	10
Total held-to-maturity securities	1,816	2,370	2,992
Interest-bearing deposits	401	1	1
Securities purchased under agreements to resell	4,800	13,950	4,700
Federal funds sold	3,695	4,605	4,150
Total investments	$31,497	$38,465	$31,777

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

2    Represents Private Export Funding Corporation and/or taxable municipal bonds.

The following table summarizes the carrying value and yield characteristics of our investment portfolio on the basis of remaining terms to contractual maturity at December 31, 2020 (dollars in millions):

	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Total
Trading securities
U.S. Treasury obligations[1]	$4,069	$—	$—	$—	$4,069
Other U.S. obligations[1]	—	18	—	96	114
GSE and Tennessee Valley Authority obligations	—	—	64	—	64
Other[2]	34	91	121	—	246
Mortgage-backed securities
GSE multifamily	—	352	30	—	382
Total trading securities	4,103	461	215	96	4,875
Yield on trading securities	0.65%	2.73%	5.24%	3.60%
Available-for-sale securities
Other U.S. obligations[1]	4	1,500	168	—	1,672
GSE and Tennessee Valley Authority obligations	—	583	35	404	1,022
State or local housing agency obligations	—	163	186	344	693
Other[2]	—	192	110	—	302
Mortgage-backed securities
U.S. obligations single-family[1]	—	—	—	3,544	3,544
GSE single-family	—	—	—	446	446
GSE multifamily	12	5,376	2,460	383	8,231
Total available-for-sale securities	16	7,814	2,959	5,121	15,910
Yield on available-for-sale securities	0.76%	2.00%	1.40%	0.99%
Held-to-maturity securities
GSE and Tennessee Valley Authority obligations	—	252	28	99	379
State or local housing agency obligations	—	—	170	33	203
Mortgage-backed securities
U.S. obligations single-family[1]	—	—	—	3	3
GSE single-family	—	6	96	1,123	1,225
Private-label	—	—	2	4	6
Total held-to-maturity securities	—	258	296	1,262	1,816
Yield on held-to-maturity securities	0.75%	4.35%	1.31%	1.48%
Total investment securities	4,119	8,533	3,470	6,479	22,601
Interest-bearing deposits	401	—	—	—	401
Securities purchased under agreements to resell	4,800	—	—	—	4,800
Federal funds sold	3,695	—	—	—	3,695
Total investments	$13,015	$8,533	$3,470	$6,479	$31,497

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

2    Represents Private Export Funding Corporation and/or taxable municipal bonds.

At December 31, 2020, we had investment securities with a carrying value greater than 10 percent of our total capital with the following issuers (dollars in millions):

	Carrying Value	Fair Value
Fannie Mae	$9,151	$9,155
United States Department of the Treasury	4,069	4,069
Ginnie Mae	3,547	3,547
Freddie Mac	1,526	1,528
Tennessee Valley Authority	804	884
Total	$19,097	$19,183

Loan Portfolio Analysis
The following table presents supplemental information on our mortgage loans held for portfolio (dollars in millions):

	December 31,
	2020	2019	2018	2017	2016
Past due 90 days or more and still accruing interest[1]	$13	$7	$8	$11	$14
Non-accrual mortgage loans[2]	$93	$31	$36	$48	$60
Allowance for credit losses
Balance, beginning of year	$1	$1	$2	$2	$1
Charge-offs[3]	(1)	—	—	(1)	(2)
Recoveries	—	—	—	1	—
Provision (reversal) for credit losses on mortgage loans	1	—	(1)	—	3
Balance, end of year	$1	$1	$1	$2	$2
Non-accrual mortgage loans
Gross interest income that would have been recorded based on original terms during the year	$3
Interest actually recognized into net income during the year	—
Interest shortfall	$3

1    Represents government-insured mortgage loans that are 90 days or more past due.

2    Represents conventional mortgage loans that are 90 days or more past due and troubled debt restructurings. For information related to the Bank’s accounting treatment of non-accrual mortgage loans and troubled debt restructurings, refer to “Note 1 — Summary of Significant Accounting Policies.”

3     The ratio of net charge-offs to average mortgage loans outstanding was less than one percent for the years ended December 31, 2020, 2019, 2018, 2017 and 2016.

Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following table summarizes our short-term borrowings for the years ended December 31, 2020, 2019, and 2018 (dollars in millions):

	Discount Notes[1]			Bonds[2]
	2020	2019	2018	2020	2019	2018
Outstanding at end of the period	$27,345	$29,531	$42,879	$11,990	$23,458	$3,493
Weighted-average rate at end of the period	0.10%	1.65%	2.34%	0.12%	1.66%	2.25%
Daily-average outstanding for the period	$27,678	$35,527	$38,986	$21,618	$15,583	$8,060
Weighted-average rate for the period	0.62%	2.30%	1.89%	0.74%	2.13%	1.76%
Highest outstanding at any month-end	$33,072	$46,690	$43,122	$30,399	$23,458	$12,037

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the annual period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2020.
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment, management determined that our internal control over financial reporting was effective as of December 31, 2020. Additionally, the effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Refer to “Item 8. Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm” for their audit report.

Previously Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in our 2018 and 2019 Annual Reports on Form 10-K, our management concluded that we had material weaknesses in our internal control over financial reporting.

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

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

Management has remained committed to improving our overall system of internal control over financial reporting, including taking necessary steps to fully remediate the identified material weaknesses. The following briefly describes certain remediation actions we have taken to fully remediate the material weaknesses previously identified:

1. Management has re-evaluated IT governance and controls and has updated procedures related to user access management. During 2019, we designed enhanced user access controls. These controls were designed to ensure appropriate segregation of duties and adequate restrictions on user and privileged access to the Bank’s IT applications, programs, and data. These controls were implemented during the first quarter of 2020. After completing our testing of the design and operating effectiveness of these controls, management concluded that we have remediated this material weakness.

2. Management has re-evaluated IT governance and controls and has updated procedures related to IT change management. During 2019, we designed and implemented enhanced IT change management controls. These controls were designed to ensure that IT program and data changes affecting financial IT applications and underlying accounting records were identified, tested, authorized, and implemented appropriately. After completing our testing of the design and operating effectiveness of these controls, management concluded that we have remediated this material weakness.

3. During 2019, training was provided to IT personnel and business process owners focusing on controls related to user access and IT change management. Additional training has been provided in 2020 focusing on the execution of user access and IT change management controls, intended to ensure understanding of Bank policies and procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Principal Accounting Officer Designation

On March 9, 2021, Joelyn R. Jensen-Marren was designated as the Bank’s principal accounting officer for SEC reporting purposes. Ms. Jensen-Marren, age 55, serves as the Bank’s Executive Vice President and CFO. Ms. Jensen-Marren’s management responsibilities include accounting and financial reporting, strategic planning, and fiscal and regulatory-related reporting functions.

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

Information regarding our current directors and executive officers is provided in the following sections. There are no family relationships among our directors or executive officers. The table below shows membership information for the Bank’s Board of Directors at February 28, 2021:

				Expiration of
				Current Term As
		Member or		Director as of	Board
Director	Age	Independent	Director Since	December 31	Committees
James G. Livingston (chair)	55	Member	June 1, 2015	2021	a, h
Ellen Z. Lamale (vice chair)	67	Independent	January 1, 2012	2023	a, c, h
Ruth B. Bennett	68	Independent	June 1, 2015	2024	a, b, d
Karl A. Bollingberg	58	Member	January 1, 2019	2022	c, g, h
Steven L. Bumann	67	Member	January 1, 2015	2021	a, f, i
Cleon P. Butterfield *	66	Independent	January 1, 2020	2023	b, d
Christine H. H. Camp	54	Member	January 1, 2018	2021	a, b, d, h
David J. Ferries	66	Member	June 1, 2015	2022	a, b, e
Chris D. Grimm	62	Member	January 1, 2010	2023	e, g, h
James W. Hunt	56	Member	January 1, 2021	2024	f, i
Amy K. Johnson	55	Independent	January 1, 2020	2023	a, d, g
Jon M. Jones	59	Member	January 1, 2021	2024	c, f
Teresa J. Keegan	58	Member	January 1, 2012	2023	b, h, i
Michelle M. Keeley	56	Independent	January 1, 2015	2022	a, f, i
Joe R. Kesler	65	Member	March 9, 2018	2023	e, f
John A. Klebba	64	Member	January 1, 2018	2021	a, b, c
Lauren M. MacVay	52	Member	January 1, 2018	2021	e, g, h
Michael W. McGowan	52	Independent	June 1, 2015	2023	c, g, h
Elsie M. Meeks *	67	Independent	January 1, 2015	2022	a, b, d
Jason A. Meyerhoeffer	54	Member	June 25, 2019	2022	g, h, i
Carol K. Nelson	64	Independent	January 1, 2021	2024	e, g
Cynthia A. Parker	67	Independent	June 1, 2015	2021	f, h, i

a)     Executive and Governance Committee

b)    Audit Committee

c)    Risk and Compliance Committee

d)    Housing and Community Investment Committee

e)     Member Committee

f)    Human Resources and Compensation Committee (Compensation Committee)

g)    Technology Committee

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
James G. Livingston, the Board’s chair, has served as executive vice president, senior vice president, and vice president at Zions Bancorporation, National Association, located in Salt Lake City, Utah, since 2017, 2011 and 2005, respectively. Prior to joining Zions in 2005, Mr. Livingston worked for Ziff Brothers Investments, in New York City. He has also been an assistant professor of accounting at Southern Methodist University in Dallas, Texas. Mr. Livingston was elected to the Seattle Bank’s board from the state of Utah in 2007 and served on the Seattle Bank’s board until the Merger in 2015. Mr. Livingston’s position as an officer of a member institution and his involvement and knowledge of auditing, accounting, derivatives, as well as financial, organizational, and risk management experience, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Executive and Governance Committee.

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
Ruth B. Bennett has served as principal of RB Bennett Enterprises LLC, a real estate brokerage firm and property development company in Oregon and Washington, since 2008. In her role at RB Bennett Enterprises LLC, she develops, builds, and manages affordable housing. From 1973 to 2007, she served in various capacities at the Bonneville Power Administration, a federal electrical utility in Portland, Oregon, including chief operating officer (COO) from 2003 to 2007. Ms. Bennett serves on the board of Vancouver Affordable housing. She is a former board member of Pacific Northern Environmental, First Independent Bank, the regional Columbia-Willamette YMCA, and Pacific Health SW Medical Center where she was a hospital board chair for three years. Ms. Bennett was elected to the Seattle Bank’s board in 2014 and served on the Seattle Bank’s board until the Merger in 2015. Ms. Bennett’s experience in strategic planning, organizational and enterprise risk management, finance, and accounting, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as chair of the Audit Committee.
Karl A. Bollingberg has served as loan participation advisor of Alerus Financial in Grand Forks, North Dakota since 2018. In his position as loan participation advisor, Mr. Bollingberg is responsible for building a specialized line of business for Alerus in North Dakota and across the upper Midwest. Mr. Bollingberg previously served as director of lending from 2016 to 2018, as well as various other roles at Alerus since 1987. Mr. Bollingberg worked for U.S. Bank, N.A. from 1985 to 1987. Mr. Bollingberg is active in a number of civic organizations including board member and past chair for the Regional Economic Development Corporation, advisory board member and vice chair for the Bank of North Dakota, board member and past chair of the Regional Airport Authority, and was campaign chairperson for the Community Violence and Intervention Center Shelter Project. Mr. Bollingberg’s position as an officer of a member institution and his involvement in and knowledge of banking and business development, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as the vice chair of the Risk and Compliance Committee.

Steven L. Bumann has served as CFO at BankWest, Inc. in Pierre, South Dakota, since 1995. Mr. Bumann has more than 30 years of banking experience and has held various leadership roles within the financial industry, including vice president and senior vice president roles at BankWest, Inc. He also earned his Certified Public Accountant (CPA) license while working for a local CPA firm and spent time working for the South Dakota Department of Legislative Audit. Mr. Bumann is currently the chairman of the board of directors of the South Dakota Bankers Association and a member of its legislative committee. Mr. Bumann’s position as an officer of a member institution and his involvement and knowledge of accounting, auditing, and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Finance Committee.

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
Christine H. H. Camp has served as a director on the board of Central Pacific Bank in Honolulu, Hawaii since 2004. During her 16 year tenure, she served as chair of the compensation committee and vice chair of the loan committee and the audit committee and she currently chairs the regulatory compliance committee. Ms. Camp has been the president & CEO of Avalon Group, a real estate development and brokerage services firm she founded in 1999. Avalon develops residential and commercial projects in the range of $20 million to $300 million, including affordable apartment complexes in the state of Hawaii. Ms. Camp’s position as a director of a member institution and her involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve on our Board of Directors. She currently serves as chair of the Regulatory Committee and vice chair of the Housing and Community Investment Committee.
David J. Ferries is vice president and director of First Federal Bank & Trust, in Sheridan, Wyoming, a position he has held since June of 2018. Previously, he served as president and CEO of First Federal Bank & Trust since 2002. Prior to joining First Federal in 2002, he served as senior vice president of First Interstate Bank, where he held a variety of increasingly responsible positions during his service there. Mr. Ferries is a previous trustee of the Whitney Benefits Educational Foundation and previous director of the Big Sky Chapter of Risk Management Association. He has also served as a director of other national, civic, and professional organizations, including the Fannie Mae National Advisory Board, Northern Wyoming Community College Foundation, Wyoming Bankers Association, Forward Sheridan, Inc., and the Sheridan Economic and Educational Development Authority Joint Powers Board. He recently completed a multi-year appointment by the Office of the Comptroller of the Currency to the Mutual Savings Association Advisory Committee. Mr. Ferries was elected to the Seattle Bank’s board from the state of Wyoming in 2011 and served on the Seattle Bank’s board until the Merger in 2015. Mr. Ferries’ position as an officer of a member institution and his experience in strategic planning and risk management, and his leadership and management skills, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Member Committee.

Chris D. Grimm joined BANK, Wapello, Iowa, as its president and CEO in 2001. Prior to accepting his current role at BANK, Mr. Grimm held a number of positions unrelated to the financial services industry. Mr. Grimm’s position as an officer of a member institution and his involvement in and knowledge of financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Regulatory Committee.
James W. Hunt has served as senior vice president and CFO of OnPoint Community Credit Union in Portland, Oregon, since May of 2009. Prior to joining OnPoint, Mr. Hunt spent eight years serving in several positions within the finance division of Washington Mutual in Seattle, most recently as a senior vice president within the treasury department. From 1987 to 2001, he held a variety of finance positions within Fleet Mortgage Group in Columbia, South Carolina. For seven years, Mr. Hunt served on the board of directors of Financial Beginnings, a non-profit financial education organization benefiting students and young adults in Oregon and Washington. He earned a BBA in Finance from Francis Marion College in South Carolina in 1987, and is a CPA in Oregon and Chartered Financial Analyst (CFA). Mr. Hunt’s position as an officer of a member institution and his involvement in and knowledge of accounting and financial management, as indicated by his background, support his qualifications to serve on our Board of Directors.
Amy K. Johnson retired from her position as global head of operations for Columbia Threadneedle Investments (CTI), the investment management division of Ameriprise Financial, Inc. in Minneapolis, Minnesota, in June 2019. Ms. Johnson held her position as global head of operations for CTI from April 2016 to June 2019 and previously served in several positions at CTI and its predecessors and affiliates since 2001. Her most recent roles included president of Ameriprise Trust Company from November 2006 to April 2017 and CTI COO - North America from May 2010 to April 2016. Ms. Johnson has been a board member of Friends of Ngong Road since 2009 and currently serves as COO, a volunteer position. Based in Minneapolis, Minnesota, its mission is to transform the lives of children impacted by AIDS and HIV in Nairobi, Kenya, through education and support. Ms. Johnson’s involvement in and knowledge of operations and financial management, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as chair of the Technology Committee.

Jon M. Jones has served as the president and CEO of Washington Business Bank in Olympia, Washington since 2007. Prior to joining Washington Business Bank, Mr. Jones worked for his own company, Jones Financial Strategies, as a bank consultant and commodities trader. He previously worked for Venture Bank in Olympia, Washington in various roles for 15 years. Mr. Jones started his career in finance at Peoples Bank and Trust in Waterloo, Iowa, where he worked as a credit analyst. He then moved on to be a commercial lending officer at Northwest Bank and Trust in Davenport, Iowa before moving to Washington State in 1990. Mr. Jones is currently the chairman of the board of the Washington Bankers Association. Additionally, he is the current treasurer of the Olympia Master Builders and a past chairman of both the Thurston County Chamber of Commerce and the South Sound YMCA. Mr. Jones continues to serve on the board of the South Sound YMCA and is a member of the Olympia Roundtable. Mr. Jones is a 1984 graduate of the University of Northern Iowa with a BA in Finance and is a 1996 graduate of the Pacific Coast Banking School at the University of Washington. Mr. Jones’ position as an officer of a member institution and his involvement in and knowledge of financial management, as indicated by his background, support his qualifications to serve on our Board of Directors.
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
Michelle M. Keeley retired from her position as executive vice president of equities and fixed income investments for Ameriprise Financial Services in Minneapolis, Minnesota, in 2010. Prior to joining Ameriprise (American Express), Ms. Keeley held a number of different investment and leadership positions, including managing director and senior management team member at Zurich Global Assets in New York. Ms. Keeley joined American Equity Life in 2020 as an independent director. She currently serves on the investment and risk committees of that board. Ms. Keeley has also served as a director of the Minneapolis-based non-profit organization, Graywolf Press, since 2018. In addition to serving on our Board of Directors, Ms. Keeley has been a director of the Bridge Builder Trust mutual funds, an Edward Jones affiliated company, since 2015. Ms Keeley currently serves as chair of the nominating and governance committee on that board and serves on all other committees of the board. Ms. Keeley’s involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as chair of the Compensation Committee.

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
Lauren M. MacVay is currently the CEO of True North Federal Credit Union in Juneau, Alaska, a position she has held since 2004. Ms. MacVay has 26 years of banking experience. Prior to her current role, she held various leadership and management roles after joining True North Federal Credit Union in 1995. Before relocating to Alaska and beginning her banking career, Ms. MacVay was a practicing attorney in Pennsylvania for several years. Ms. MacVay has held numerous board positions and currently serves on the board of directors of the Alaska Credit Union League. Ms. MacVay’s position as an officer of a member institution and her involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve on our Board of Directors. She currently serves as vice chair of the Member Committee.

Michael W. McGowan is a strategic advisor for a select group of corporations, financial sponsors, and government agencies. He has served as chair and CEO of DCM Limited, a global business and information technologies consulting firm, since 2007. He was the primary founder of Nova Biosource Fuels, Inc., a publicly traded renewable energy company, and continues to be involved in developing technologically disruptive companies. Prior to entering the technology sector, from 1997 to 2007, Mr. McGowan worked in the banking and financial management industry as an investment advisor and trust officer. Mr. McGowan was elected to the Seattle Bank’s board in 2012 and served on the Seattle Bank’s board until the Merger in 2015. Mr. McGowan’s experience and knowledge of capital markets, IT (cybersecurity), and strategic business planning support his qualifications to serve as an Independent Director on our Board of Directors. He currently serves as vice chair of the Technology Committee.

Elsie M. Meeks served as state director of the United States Department of Agriculture (USDA) in South Dakota from July of 2009 to 2015. Prior to joining the USDA, Ms. Meeks was the president and CEO of First Nations Oweesta Corporation. She was active in the development and management of Lakota Funds, a small business and microenterprise development financial institution on the Pine Ridge Indian Reservation in South Dakota and has served as its board chairwoman since 2015. Ms. Meeks served on the U.S. Commission on Civil Rights, completing a six-year term. She currently serves on the board of the Native American Agricultural Fund, a national $280 million trust established through the federal court as a result of proven discrimination by USDA against Native American ranchers and farmers. She is a recent past director of the Northwest Area Foundation based in St. Paul, Minnesota. She has served as a director or council member of several national Native American organizations. Ms. Meeks’ involvement in and knowledge of economic development and community management, as indicated by her background, support her qualifications to serve as a Public Interest Independent Director on our Board of Directors. She currently serves as chair of the Housing and Community Investment Committee.

Jason A. Meyerhoeffer has served as president and CEO of First Federal Savings Bank of Twin Falls in Twin Falls, Idaho since 2017. Prior to his current position, Mr. Meyerhoeffer held various leadership roles at First Federal Savings Bank of Twin Falls since 1996 including serving as executive vice president and chief lending officer from 2002 to 2016. He has a nearly 25-year career in banking that began in 1995 as a regional credit officer with West One Bank N.A. Mr. Meyerhoeffer has served as director of several business development corporations and state banking trade associations. Mr. Meyerhoeffer’s position as an officer of a member institution and his experience in financial and risk management and his leadership and management skills, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Finance Committee.

Carol K. Nelson was named CEO and president of Monzo, Inc. in 2021. For the past year, Ms. Nelson served as a strategic advisor to Monzo in its application for a national bank charter for Monzo Bank USA N.A. Parent Company is the UK’s fastest growing fully regulated digital bank. Prior to that, she was an executive for KeyBank from 2015 to 2019. She served as KeyBank’s pacific region executive and market president, was a member of KeyBank’s executive council, and director and trustee for the KeyBank Foundation. Ms. Nelson was appointed by Governor Inslee to serve as the CEO of the Washington State Department of Revenue from January 2013 to 2015. She served as the CEO and president of Cascade Bank in Everett, Washington from January 2001 to June 2011. She began her banking career at Seafirst Bank which was acquired by Bank of America in 1982 and served in several positions culminating as senior vice president and northern region executive. Ms. Nelson currently serves as chair of the board for United Way of King County and vice chair of the board of the Washington State Major League Baseball Public Facilities District. She is a former director of the Federal Reserve Bank of San Francisco, Seattle Branch serving two terms (2007 to 2009 and 2015 to 2017). She is a past board member of Pacific Coast Banking School and a past board chair of the Washington Bankers Association. She earned a BA in Finance from Seattle University and a MBA from Seattle University. Ms. Nelson’s involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors.
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

Executive Officers
The following persons currently serve as executive officers of the Bank:

			Position Held
Executive Officer	Age	Position Held	Since
Kristina K. Williams	56	President and Chief Executive Officer	January 2020
Joelyn R. Jensen-Marren	55	Executive Vice President and Chief Financial Officer	June 2019
William W. Osborn	55	Executive Vice President and Chief Business Officer	August 2020
George H. Collins	61	Executive Vice President and Chief Risk and Compliance Officer	July 2020
Kevin T. Larkin	52	Executive Vice President and Chief Information Officer	March 2020
William R. Bemis	41	Senior Vice President and Chief Capital Markets Officer	June 2019
Nancy L. Betz	62	Senior Vice President and Chief Human Resources and Administrative Officer	June 2017
Jennifer H. Ernst	51	Senior Vice President and Director of the Western Office and Community Investment Officer	July 2019
Aaron B. Lee	48	Senior Vice President, General Counsel, and Corporate Secretary	March 2013
Kelly E. Rasmuson	58	Senior Vice President and Chief Audit Executive	June 2016
Deborah G. Baldwin	59	Senior Vice President and Chief Diversity and Inclusion Officer	May 2020
Jennifer J. Fox	61	Senior Vice President and Director of Regulatory Relations	May 2020
Dara J. Queck	60	Senior Vice President and Chief Bank Operations Officer	July 2020

Kristina K. Williams has been President and CEO of the Bank since January 2020. She began her association with the Federal Home Loan Bank System in 2004. Prior to her current role, she served as the COO of the Federal Home Loan Bank of Pittsburgh (Pittsburgh Bank), a position she held from 2011 to 2019. In that role, Ms. Williams had responsibility for all member facing departments, including community investment, communications, bank operations, MPF, member services, and information technology. In her 15 years with the Pittsburgh Bank she also held positions of chief accounting officer, CFO, and acting chief risk officer. Prior to working for the Pittsburgh Bank, Ms. Williams spent 12 years with PNC Financial Services in its wholesale bank and six years in public accounting. She served as vice chair of the West Liberty University (WLU) Board of Governors from August 2019 to December 2020. Ms. Williams has an undergraduate degree from WLU and Masters of Professional Accountancy from West Virginia University. She is also a CPA and received an honorary Doctor of Humane Letters degree from WLU in 2015.
Joelyn R. Jensen-Marren has served as Senior Vice President and CFO since June 2019 and was appointed to Executive Vice President and CFO in February 2021. In her role, Ms. Jensen-Marren has management responsibility for the accounting and financial reporting, strategic planning, and fiscal and regulatory-related reporting functions. Ms. Jensen-Marren joined the Bank in 1999 and has served in various leadership roles including market risk manager, financial risk officer, and more recently as senior vice president, director of portfolio strategy from 2014 to June 2019. Prior to joining the Bank, Ms. Jensen-Marren served as manager of portfolio investments at Centura Bank in Rocky Mount, North Carolina. She currently serves on the Polk County Housing Trust Fund Board. Ms. Jensen-Marren received her undergraduate degree from Iowa State University with a Master’s degree from the University of Colorado.
William W. Osborn has served as Executive Vice President and Chief Business Officer (CBO) since August 2020. Mr. Osborn is responsible for the Bank’s member-facing departments including community investment, funding product group, marketing communications, member experience, member relationships and solutions, and the mortgage product group. Prior to joining the Bank, he served as senior vice president and chief financial officer of the Federal Home Loan Bank of Topeka (Topeka Bank), a position he held from 2010 to 2020. Mr. Osborn also served as director of product profitability and pricing of the Topeka Bank from 2006 to 2007. Mr. Osborn was promoted to director of banking strategies in January 2008, to first vice president in April 2008 and to senior vice president in April 2009. Mr. Osborn is a CFA and member of the CFA Institute. Mr. Osborn received his undergraduate degree from Brigham Young University and MBA degree from Westminster College.

George H. Collins has served as Executive Vice President and Chief Risk and Compliance Officer (CRCO) since July 2020. Mr. Collins has responsibility for the Bank’s enterprise risk management area, including credit risk, market risk, operational risk, and model risk. Prior to joining the Bank, he served as executive vice president and chief risk officer of the Federal Home Loan Bank of Boston (Boston Bank) from 2015 to 2019. From 2006 to 2015, Mr. Collins was senior vice president and chief risk officer of the Boston Bank. Prior to assuming that position, Mr. Collins served as first vice president, director of market risk management from 2005 to 2006. He previously served as vice president and assistant treasurer of the Boston Bank from 2000 to 2005. Mr. Collins is a CFA. He received his undergraduate degrees from the State University of New York at Stony Brook.
Kevin T. Larkin is currently serving as Executive Vice President and Chief Information Officer (CIO), a position he has held since March 2020. Mr. Larkin oversees the Bank’s information technology, information security, and enterprise procurement and vendor management departments. Prior to joining the Bank, Mr. Larkin served as vice president, managing director, IT operations of the Federal Home Loan Bank of Chicago (Chicago Bank) since 2019. He previously served as the vice president, managing director, IT risk, compliance, and administration of the Chicago Bank from 2018 to 2019. Prior to joining the Chicago Bank, Mr. Larkin served as assistant vice president of business systems and IT governance for Illinois Mutual Life Insurance from 2014 to 2018. In addition, Mr. Larkin previously served as the director of business solutions for the Pittsburgh Bank. He received his undergraduate degree from Gannon University and both his MBA and Master’s in Information Systems Management from Duquesne University.
William R. Bemis has served as Senior Vice President and Chief Capital Markets Officer (CCMO) since June 2019. Mr. Bemis oversees the Bank’s treasury and portfolio strategy functions. In addition to developing and implementing financial strategies, products and services to help fulfill the Bank’s mission, Mr. Bemis manages the balance sheet and product pricing for the Bank. Mr. Bemis joined the Bank in 2013 as senior vice president and treasurer. Prior to joining the Bank, Mr. Bemis served as vice president, senior portfolio manager (securitized products) at Aviva Investors North America in Des Moines, Iowa. He received his undergraduate degree from the University of Nebraska-Lincoln and his Master’s degree from the University of Iowa.
Nancy L. Betz has been with the Bank since April 2004 and is currently serving as Senior Vice President and Chief Human Resources and Administrative Officer, a position she has held since June 2017. Ms. Betz joined the Bank as Director of Human Resources and became Senior Vice President in September of 2007. Ms. Betz has management responsibility for the human resources department, facilities, business resiliency and employee communications. Prior to joining the Bank, she worked as director of human resources at Wells Fargo Home Mortgage and DuPont Pioneer. During her tenure at DuPont Pioneer, she held a variety of positions, including global director of human resources for the sales and marketing division and had oversight responsibilities for corporate learning and development. Ms. Betz received her undergraduate degree in Business Management and an M.S. in Adult Education/Learning and Development from Drake University.
Jennifer H. Ernst is currently serving as Senior Vice President, Director of the Western Office, and Community Investment Officer, a position she has held since July 2019. Ms. Ernst is responsible for leading the Western Office to ensure employee engagement and cultural alignment with the Bank’s values and mission. She also provides leadership for the Bank’s Advisory Council and works with its Board of Directors to define a strategic direction for the Bank’s affordable housing and community investment products and strategies. Ms. Ernst joined the Bank in 2015 as Vice President/Community Investment Officer upon the Merger with the Seattle Bank where she had been employed since 2000. Previously, Ms. Ernst held positions at Impact Capital where she worked with community development corporations to create multi-year business plans that informed enterprise investments. Prior to that, she worked as a neighborhood stabilization officer for the City of St. Louis and as a case manager for the Comprehensive Child Development Program. Ms. Ernst earned a Bachelor of Arts degree from the University of the Pacific and studied public administration at the University of Washington and University of Missouri St. Louis. She has served as a member of Plymouth Housing’s audit committee, the City of Seattle’s Levy Oversight Committee, and on various regional committees and panels. In 2013, she received an Ally of the Year award from Next Step Housing. Currently, Ms. Ernst serves as a member of the board of directors for the National Association of Affordable Housing Lenders (NAAHL) where she is a member of its audit and finance committees.
Aaron B. Lee is currently serving as Senior Vice President, General Counsel and Corporate Secretary, a position he has held since March 2013. Mr. Lee joined the Bank in August 2005 as Associate General Counsel and became General Counsel and Corporate Secretary in March of 2010. In this role, he has direct responsibility for the legal and the government and external relations departments. Prior to joining the Bank, Mr. Lee worked in private practice as an associate attorney with the law firm of Harris, Mericle & Wakayama PLLC in Seattle, Washington. He serves on the nonprofit boards of the Iowa Chapter of the American Parkinson Disease Association and Junior Achievement of Central Iowa. Mr. Lee received his undergraduate degree from the University of Iowa and his Juris Doctor degree from DePaul University College of Law in Chicago, Illinois.

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
Deborah G. Baldwin is currently serving as Senior Vice President and Chief Diversity and Inclusion Officer, a position she has held since May 2020. In this role, Ms. Baldwin oversees all aspects of the Banks’ diversity and inclusion efforts, as well as the Bank’s Office of Minority and Women Inclusion (OMWI). Prior to joining the Bank, she consulted on diversity and inclusion strategy development and execution from 2018 to 2020. Prior to consulting, Ms. Baldwin was the deputy director, OMWI, at the National Credit Union Administration from 2016 to 2018. In addition, Ms. Baldwin previously served as assistant vice president, diversity and inclusion, at the Federal Reserve Bank of Chicago from 2011 to 2014. Ms. Baldwin received her undergraduate degree from Georgia State University and holds certifications in unconscious bias training and the Intercultural Development Inventory designed to assess cross-cultural competence.

Jennifer J. Fox is currently serving as Senior Vice President and Director of Regulatory Relations, a position she has held since May 2020. Ms. Fox leads regulatory relations with the Finance Agency, Board, and Executive Team and is responsible for formal communications with the Finance Agency on behalf of the Bank. Ms. Fox has served in the Banks’ internal audit department since joining the Bank in 1998 holding various positions of increased responsibility, most recent as as the Bank’s vice president and director of internal audit from April 2018 to May 2020. Ms. Fox received her undergraduate degree from Iowa State University and several internal auditing certifications, including Certified Internal Auditor.

Dara J. Queck has served as Senior Vice President and Chief Bank Operations Officer since July 2020. Ms. Queck oversees the member and financial operations of the Bank, which includes the advance funding desk, membership, collateral management, business process mapping, and other banking operations. She also serves as the Bank Secrecy Act/Anti-Money Laundering Officer. Ms. Queck previously served as the Bank’s member and financial operations officer since 2017 and director of Member Financial Services prior to that, for a period of more than five years, as well as numerous other positions since 1980. Ms. Queck received her undergraduate degree from Upper Iowa University and is certified in Banking Operations and Technology from Vanderbilt University. Ms. Queck is a certified anti-money laundering specialist and a member of the Association of Certified Anti-Money Laundering Specialists.
Code of Ethics
We have adopted a Code of Ethics (Code) that sets forth the guiding principles and rules of conduct by which we operate and conduct our daily business with our customers, vendors, shareholders, and fellow employees. The Code of Ethics applies to all of our directors, officers, and employees. The purpose of the Code of Ethics is to promote honest and ethical conduct and compliance with the law, particularly as it relates to the maintenance of our financial books and records and the preparation of our financial statements. The Code of Ethics can be found on our website at www.fhlbdm.com. We disclose on our website any amendments to, or waivers of, the Code of Ethics. The information contained in or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC.
Audit Committee
The purpose of the Audit Committee is to assist the Board of Directors in fulfilling its review and oversight responsibilities for (i) the integrity of the Bank’s financial statements and financial reporting process and systems of internal accounting and financial reporting controls, (ii) the independence, scope of audit services, and performance of the Bank’s internal audit function as well as the appointment or replacement of the Bank’s chief audit executive, (iii) the selection and replacement, qualifications, independence, scope of audit, and performance of the Bank’s external auditor, (iv) the Bank’s compliance with laws, regulations and policies, including the Code of Ethics, and (v) the policy for complaints regarding questionable accounting, internal accounting controls, and auditing matters, and oversight of fraud investigations. The Audit Committee has adopted a charter outlining its roles and responsibilities, which is available on our website at www.fhlbdm.com. The information contained in or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC. The members of our Audit Committee for 2021 are Ruth Bennett (chair), Teresa Keegan (vice chair), Cleon Butterfield, Christine Camp, David Ferries, John Klebba, and Elsie Meeks. The Audit Committee held a total of 18 meetings in 2020. As of February 28, 2021, the Audit Committee has held one meeting and is scheduled to hold 10 meetings throughout the remainder of 2021. Refer to Exhibit 99.1 of this 2020 Annual Report for the Audit Committee Report.

Audit Committee Financial Expert
Our Board of Directors determined that the following members of its Audit Committee qualify as audit committee financial experts under Item 407(d)(5) of Regulation S-K: Ruth Bennett, Cleon Butterfield, Christine Camp, David Ferries, John Klebba, and Elsie Meeks. Refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence” for details on our director independence. For information concerning the experience through which these individuals acquired the attributes required to be deemed financial experts, refer to the biographical information in this Item 10.

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

This section describes and analyzes our 2020 executive compensation program for:

•the executive officers serving as CEO during 2020;

•the executive officer serving as CFO during 2020;

•the three other most highly-compensated executive officers who were serving as executive officers on December 31, 2020; and

•up to two executive officers who would have been included in the three other most highly-compensated executive officers, but were not serving as executive officers on December 31, 2020.

These executive officers are collectively referred to as our named executive officers (NEOs).

During 2020, we had certain changes to our executive team. On January 20, 2020, Ms. Williams became President and CEO, and Mr. Wilson, former President and CEO, served as an advisor until his retirement on February 7, 2020. Effective March 23, 2020, Mr. Larkin became CIO. In addition, effective August 31, 2020, the employment with the Bank of our former CRCO, Mr. Mohandas, and our former CBO, Mr. Clute, was terminated.

This Compensation Discussion and Analysis includes the following parts:

Compensation Philosophy

Our compensation philosophy, practices, and principles are important to our business strategy. Our philosophy assists us in attracting, retaining, and engaging employees with the skills and talent we need to create and implement strategies critical to our long term success and ensuring we bring value for our members. Our executive compensation practices provide a framework to ensure an appropriately balanced approach to compensation through a combination of base salary, benefits, and annual and deferred cash incentive awards. Although we refine our compensation programs as economic conditions and competitive practices change, we strive to maintain consistency in our philosophy and approach with respect to executive compensation.

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

Our executive compensation program is designed to do the following:

i.Attract, motivate, reward, and retain the talent and skill sets important to run our business and execute our short- and long-term strategic objectives.

ii.    Link executive compensation to Bank performance while monitoring the Bank’s exposure to risk.

iii.    Structure our total compensation package for NEOs so that it is competitive relative to market. Our competitive market consists of FHLBanks, commercial banks, and other financial services companies. We consider total compensation to be competitive at the 50th percentile of the market data.

iv.     Align with the Bank’s mission and culture.

In 2020, we implemented our executive compensation philosophy to provide competitive compensation to our NEOs that was aligned to the achievement of business objectives and Bank performance.

Elements of Executive Compensation

Our executive compensation program is comprised of the following elements: (i) base salary, (ii) an executive incentive plan (EIP) that includes a 50 percent annual cash award and a 50 percent deferral of the incentive award, (iii) retirement benefits, (iv) health and welfare benefits, (v) the potential for payments in the event of termination for our CEO, (vi) limited perquisites, and (vii) other amounts as defined. The following discussion provides more detail for each of these elements.

BASE SALARY

Base salary is a fixed component of our NEOs’ total compensation that is intended to provide a level of compensation necessary to attract and retain highly-qualified executives. The Compensation Committee reviews the level of base salaries annually and approves and recommends to the Board adjustments to base salaries for our NEOs.

Our President and CEO, former President and CEO, former CRCO, and former CBO are the only NEOs with an employment agreement with us that sets forth minimum base salary. These employment agreements provide that we shall initially pay each NEO an annualized base salary of not less than the amount set forth in the agreement. Base salary may only be adjusted upward based on an annual review by the Board of Directors and may not be adjusted downward unless such downward adjustment is part of a nondiscriminatory cost reduction plan applicable to our total compensation budget. Base salary for all other NEOs is generally established by the President and CEO. For additional information regarding base salary, see the section entitled “Base Salary Levels” in this Item 11.

EXECUTIVE INCENTIVE PLAN

In December 2019, the Compensation Committee approved the 2020 EIP. In April 2020, the Compensation Committee approved the Bank-wide Goal measures. The EIP includes an annual cash incentive and a deferred cash incentive. Under the EIP, our NEOs are required to defer 50 percent of their total cash incentive for three years following the end of the performance plan period. The 2020 deferred opportunities are payable in 2024 and are subject to the quarterly average of our MVCS in 2023 and approvals by the Compensation Committee and Board of Directors in 2024. We define MVCS as an estimate of the market value of assets minus the market value of liabilities (excluding mandatorily redeemable capital stock) divided by the total shares of capital stock (including mandatorily redeemable capital stock) outstanding. It represents an estimation of the “liquidation value” of one share of our capital stock if all assets and liabilities were liquidated at current market prices. We believe that tying the amount of the final awards to the level of our MVCS ensures that our NEOs continue to operate the Bank in a profitable, prudent manner without taking unnecessary or excessive risk. We received a non-objection letter from the Finance Agency for our 2020 EIP in June of 2020.

The 2020 EIP provides that unless otherwise directed by the Compensation Committee, payments under the EIP shall be made in a lump sum through regular payroll distribution, as soon as possible after the Board of Directors approves the payout of a particular award, typically within 75 days after the end of the calendar year for which the performance or deferral period is ended, but in any event by the end of the calendar year following the performance or deferral period.

Under the EIP, the Compensation Committee may determine an NEO is not eligible to receive all or any part of the deferred incentive if the respective NEO (i) has not achieved a performance level of “meets expectations” or higher evaluation of overall performance during a performance period or deferred performance period, (ii) is subject to any disciplinary action or probationary status at the time of payout, or (iii) fails to comply with regulatory requirements or standards, internal control standards, professional standards or any internal standard, or fails to perform responsibilities assigned under our Strategic Business Plan.

In addition, under the EIP, the Compensation Committee may also consider a variety of other objective and subjective factors to determine the appropriate payouts such as (i) operational errors or omissions that result in material revisions to the financial results, information submitted to the Finance Agency, or data used to determine incentive payouts, (ii) whether submission of information to the SEC, Office of Finance, or Finance Agency is untimely, (iii) whether the organization fails to make sufficient and timely progress, as determined by the Finance Agency, in the remediation of examination, monitoring, and other supervisory findings and matters requiring attention, or (iv) failure to make sufficient progress in improving Finance Agency examination ratings.

If one of the above occurs, the Compensation Committee shall consider the facts and circumstances and reduce incentive awards commensurate with the materiality of the exception relative to our financial and operational performance and financial reporting responsibilities.

For additional information about our EIP, see “EIP Award Opportunities” and “EIP Performance Measures and Results” in this Item 11.

RETIREMENT BENEFITS
 We participate in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a tax-qualified defined benefit pension plan. In August of 2016, our Board of Directors elected to freeze the Pentegra DB Plan effective January 1, 2017. After the freeze, participants no longer accrue new benefits under the Pentegra DB Plan.
We have two qualified defined benefit pension plans under the same multiple-employer plan. Prior to the plan freeze, employees of the Bank were eligible to participate in the Des Moines Pentegra Defined Benefit Pension Plan (Des Moines Bank DB Plan) if hired on or before December 31, 2010. Employees previously employed by the Seattle Bank were eligible to participate in the Seattle Pentegra Defined Benefit Pension Plan (Seattle Bank DB Plan) if they were hired before January 1, 2005.

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

The table below shows which retirement plans each NEO participates in:

NEO	Principal Position	Retirement Plan
Kristina K. Williams	President and CEO	c, e
Michael L. Wilson	Former President and CEO	b, c, d, e
Joelyn R. Jensen-Marren[1]	CFO	a, c
Kevin T. Larkin[1]	CIO	c
Aaron B. Lee	General Counsel and Corporate Secretary	a, c, e
William R. Bemis	CCMO	c, e
Sunil U. Mohandas	Former CRCO	c, e
Daniel D. Clute	Former CBO	c, e

1    Ms. Jensen-Marren and Mr. Larkin were eligible to participate in the BEP DC Plan; however, they did not elect to participate during 2020.

a) Des Moines Bank DB Plan
b) Seattle Bank DB Plan
c) DC Plan
d) BEP DB Plan
e) BEP DC Plan

For additional information about our retirement benefits, see “Benefits and Retirement Philosophy” in this Item 11.

HEALTH AND WELFARE BENEFITS

Our NEOs are eligible for the same medical, dental, life insurance, and other benefits available to our full-time employees.

PAYMENTS IN THE EVENT OF TERMINATION

Certain NEOs have employment agreements with us, which provide for payments in the event of termination based on certain triggering events. All other NEOs are subject to Bank policies. For additional details, see “Potential Payments Upon Termination or Change of Control” in this Item 11.

PERQUISITES

Our NEOs are eligible to receive perquisites as a convenience associated with their overall duties and responsibilities. Our President and CEO and former President and CEO were eligible to receive a monthly car allowance. All NEOs were eligible for certain other perquisites, such as financial planning assistance and/or relocation reimbursements. For additional details, see “Components of All Other Compensation” in this Item 11.

OTHER

Our NEOs may be eligible to receive a hiring bonus and other benefits. Ms. Williams received a hiring bonus in the amount $500,000, paid in 2020, and she is eligible to receive an additional contribution of $525,000 to her non-qualified DC Plan in 2021. Mr. Larkin received a hiring bonus in the amount of $125,000 in 2020 and is entitled to receive an additional bonus of $125,000 in 2021, after completion of his first year of employment.

Finance Agency Oversight - Executive Compensation

In addition to our internal processes, the Finance Agency has oversight authority over our executive compensation. The FHLBanks provide all compensation actions affecting their NEOs to the Finance Agency for prior review.

Applicable rules also establish the following principles for executive compensation:

i.executive compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions;

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

Roles and Responsibilities of the Compensation Committee and Management in Establishing Executive Compensation

The Compensation Committee recommends to the Board of Directors all compensation decisions for our President and CEO. The Compensation Committee, based on recommendations from our President and CEO, generally approves and recommends to the Board of Directors all compensation decisions for the other NEOs. Throughout the year, our President and CEO, and the Compensation Committee review, on an informal basis, the performance of our NEOs, future management changes, and other matters relating to compensation. Any employment or severance agreement for our President and CEO is also approved by the Board of Directors.

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

Merit increases are based upon an evaluation of an NEO’s overall performance. Because of our size and the number of NEOs involved, our President and CEO generally recommends to the Compensation Committee merit increases for the other NEOs. The Board of Directors completes an evaluation of our President and CEO’s performance and the Compensation Committee recommends compensation for our President and CEO to the Board of Directors. The Compensation Committee and our President and CEO consider overall performance in the areas of key role responsibilities, our shared values, and strategic goal responsibilities established for the year, and review NEO compensation relative to the market, in analyzing merit increases.

Analysis Tools the Compensation Committee Uses

For 2020, the Compensation Committee engaged Willis Towers Watson to conduct an assessment of our total rewards and make recommendations regarding compensation for our executives based on the results of their competitive analysis. This included the refinement of a total rewards philosophy and identification of sources of market data for purposes of the competitive compensation assessments of base pay, annual and deferred cash incentives, and benefits. This analysis compared the compensation of our executives utilizing the following sources:

•Public disclosures (e.g., proxy statements and annual reports) for top five highest paid executives;

•Reimer Consulting Key Position Compensation Survey of the FHLBank System;

•Willis Towers Watson Financial Services Industry with assets of $15 billion to $50 billion; and

•Willis Towers Watson General Industry Executive Compensation Survey with sales of $1 billion to $6 billion.

The primary market comparison for their assessment was the other FHLBanks. This was used to determine the market median for each position. The broader financial services and general industry data from Willis Towers Watson was used to establish the minimum and maximum of the range in order to represent the broader market comparison.

When using FHLBank System comparisons, our executives are compared to the same position within the FHLBanks. For example, our CFO role is compared to other CFO roles in the FHLBank System. When using financial services and general industry survey data, our executive positions are compared to roles with similar overall responsibility to our positions.

Compensation Decisions in 2020

How we compensate our NEOs sets the tone for how we administer pay throughout the entire Bank. For 2020, our Compensation Committee considered numerous factors (including those previously discussed) before deciding on the appropriate total compensation for our NEOs, in the context of the current business, operating, and regulatory environment, which are more fully described in the following narrative.

BASE SALARY LEVELS

The Compensation Committee followed its historical practice of adjusting base salaries after a review of individual performance and current compensation of our NEOs compared to survey data. The Compensation Committee determined increases in our NEOs’ base salaries for 2020 were appropriate based on (i) our NEOs’ individual performance, contributions to the Bank, length of time in position, and changes in responsibilities, if applicable, (ii) a review of the compensation data paid by other FHLBanks, and (iii) a review of the Willis Towers Watson’s executive compensation survey data.

For 2020, the following base salary increases were approved for our NEOs. These increases were reviewed by, and received non-objection from the Finance Agency:

NEO	Principal Position	2020 Base Salary Increase from 2019
Kristina K. Williams[1]	President and CEO	N/A
Michael L. Wilson[2]	Former President and CEO	N/A
Joelyn R. Jensen-Marren	CFO	7.5%
Kevin T. Larkin[1]	CIO	N/A
Aaron B. Lee[3]	General Counsel and Corporate Secretary	7.0%
William R. Bemis[3]	CCMO	4.0%
Sunil U. Mohandas	Former CRCO	2.0%
Daniel D. Clute[4]	Former CBO	—%

1     Ms. Williams and Mr. Larkin were not employees of the Bank at the time 2020 merit increase decisions were made.
2    Mr. Wilson retired from the Bank effective February 7, 2020.
3    Our General Counsel and Corporate Secretary and CCMO’s increases were not provided to the Finance Agency because they were not an NEO at the time.
4    Mr. Clute received a 1.5 percent lump sum rather than a base salary increase.

EIP AWARD OPPORTUNITIES

EIP pay targets established for our NEOs take into consideration total compensation practices (base salary and incentives) of the survey data reviewed. Under the EIP, our NEOs are assigned target award opportunities, stated as percentages of base salary. The target award opportunities are determined based on the market data and level of responsibility and are approved by our Compensation Committee.

Awards are paid to our NEOs based upon the achievement level of Bank-wide Goals as determined by the Compensation Committee. In addition, 50 percent of the incentive award for NEOs is deferred for three years following the end of the performance period, and subject to our achievement of requisite MVCS levels and Compensation Committee and Board of Directors’ approvals at the time of payment.

The annual and deferred EIP award opportunities for our NEOs in 2020 were a percentage of base salary as follows:

Title	Incentive Plan	Threshold	Target	Maximum
President and CEO and Former President and CEO	Annual	25.0%	42.5%	50.0%
	Deferred	25.0%	42.5%	50.0%
Executive Vice Presidents and Senior Vice Presidents[1]	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%
1    Mr. Mohandas’ and Mr. Clute’s employment with the Bank was terminated effective August 31, 2020. Refer to “Post-Employment Compensation of Sunil U. Mohandas” and “Post-Employment Compensation of Daniel D. Clute” in this Item 11 for additional details on their termination of employment compensation.

The following table provides estimated potential payouts under our EIP:

2020 Grants of Plan-Based Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
NEO	Incentive Plan	Threshold	Target	Maximum
Kristina K. Williams	Annual	$202,853	$344,851	$405,707
	Deferred	202,853	344,851	405,707
Michael L. Wilson	Annual	22,526	38,294	45,052
	Deferred	22,526	38,294	45,052
Joelyn R. Jensen-Marren	Annual	68,000	102,000	136,000
	Deferred	68,000	102,000	136,000
Kevin T. Larkin	Annual	51,104	76,656	102,208
	Deferred	51,104	76,656	102,208
Aaron B. Lee	Annual	61,402	92,103	122,804
	Deferred	61,402	92,103	122,804
William R. Bemis	Annual	66,133	99,200	132,267
	Deferred	66,133	99,200	132,267
Sunil U. Mohandas[1]	Annual	—	—	—
	Deferred	—	—	—
Daniel D. Clute[1]	Annual	—	—	—
	Deferred	—	—	—

1    Mr. Mohandas’ and Mr. Clute’s employment with the Bank was terminated effective August 31, 2020. Refer to “Post-Employment Compensation of Sunil U. Mohandas” and “Post-Employment Compensation of Daniel D. Clute” in this Item 11 for additional details on their termination of employment compensation.

EIP PERFORMANCE MEASURES AND RESULTS

In December 2019, the Compensation Committee approved the Bank-wide Goals framework. In April 2020, the Compensation Committee approved the Bank-wide Goal measures for 2020, which are summarized below:

i.Core Product Utilization (CPU) is measured by the utilization of core products by all Bank members, including all advances, standby letters of credit, and MPF (including on balance sheet and off balance sheet). The CPU is measured daily for advances, standby letters of credit, and off balance sheet MPF, and monthly for on balance sheet MPF. The monthly utilization metric is then averaged for the annual calculation.

ii.Reduce Operational Risk is measured by the completion of projects and initiatives in 2020 according to scope, timelines and success measures approved by management.

iii.Enhance Corporate Governance is measured by our efforts to remediate outstanding material weaknesses and address other regulatory matters.

iv.Spread between Adjusted Return on Capital Stock and SOFR While Exceeding Targeted Retained Earnings is a measure of profitability in which GAAP net income is adjusted for certain volatile and non-recurring items as disclosed in our SEC reporting documents on Form 10-K and Form 10-Q. For additional information on our adjusted earnings measure, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Adjusted Earnings.”

v.Diversity and Inclusion is a measure of our progress on diversity and inclusion initiatives.

The Bank’s EIP design has historically included Bank-wide Goals. This plan design has resulted in positive results for the Bank and reasonable payouts to our NEOs. We believe this plan design has accomplished and driven the behaviors of all employees, including our NEOs, in accordance with our Board of Directors’ expectations.

For 2020, NEO incentive awards are tied entirely to achievement of Bank-wide Goals. This weighting was determined by the Compensation Committee based upon the relative need for our NEOs to focus on certain strategic imperatives and/or strategies contained in our Strategic Business Plan.

When establishing the Bank-wide Goals, the Compensation Committee and the Board of Directors anticipated that we would reasonably achieve the target level of performance aligned with objectives contained in our Strategic Business Plan. The maximum level provides a goal that is anticipated to be more challenging to reach, based on the previous year’s performance results and current market trends and conditions. The Bank-wide Goal incentive awards are paid based on the actual results we achieve. The weightings for each goal area are generally aligned with our Strategic Business Plan and areas of key focus. The 2020 to 2022 Strategic Business Plan was approved by the Board of Directors in April of 2020.

On a regular basis during 2020, management provided an update to the Board of Directors on the status of performance relative to Bank-wide Goals. The following table provides the 2020 EIP Bank-wide Goals for our NEOs as well as our performance results, which were approved by the Board of Directors in February 2021:

Bank-wide Goals	2020 Results	Threshold	Target	Maximum
Core Product Utilization (20% Weight)	67.50%	64.20%	67.30%	70.50%
Reduce Operational Risk (35% Weight)	3/3	1/3	2/3	3/3
Enhance Corporate Governance (15% Weight)	2.9/3	1/3	2/3	3/3
Spread between Adjusted Return on Capital Stock and SOFR While Exceeding Targeted Retained Earnings (20% Weight)	5.37%	3.80%	4.80%	5.80%
Diversity and Inclusion (10% Weight)	1/3	1/3	2/3	3/3

At its January 2021 meeting, the Compensation Committee determined the Bank-wide Goals achievement results for the incentive awards that would be paid out to NEOs for the 2020 performance year. The incentive awards were based on the incentive targets, ranges, and performance measures achieved that were established by the Board of Directors and management, as appropriate, for 2020.

The overall weighted achievement of the Bank-wide Goals was 106.69 percent of target for our President and CEO and former President and CEO and 117.08 percent of target for all other NEOs. As a result of the Bank’s performance based on achievements related to Bank-wide Goals, the Compensation Committee awarded each NEO the amounts identified in the following table. We received a non-objection letter from the Finance Agency for the Bank-wide Performance awards in March 2021:

NEO	Annual Incentive	Deferred Incentive	Total Bank-wide Performance Award[1]	Percent of Salary
Kristina K. Williams	$367,921	$367,921	$735,842	91%
Michael L. Wilson	40,856	40,856	81,712	91
Joelyn R. Jensen-Marren	119,422	119,422	238,844	70
Kevin T. Larkin	89,749	89,749	179,498	70
Aaron B. Lee	107,834	107,834	215,668	70
William R. Bemis	116,143	116,143	232,286	70
Sunil U. Mohandas[2]	—	—	—	—
Daniel D. Clute[2]	—	—	—	—

1    The Bank-wide Performance Award consists of annual incentive (50 percent of total incentive), paid in 2021, and deferred incentive (50 percent of total incentive). The deferred incentive amounts were earned as of December 31, 2020, but will not be paid until 2024, and remain subject to modification and forfeiture under the terms of the EIP.

2    Mr. Mohandas’ and Mr. Clute’s employment with the Bank was terminated effective August 31, 2020. Refer to “Post-Employment Compensation of Sunil U. Mohandas” and “Post-Employment Compensation of Daniel D. Clute” in this Item 11 for additional details on their termination of employment compensation.

SUMMARY COMPENSATION TABLE

The following table provides compensation information for our NEOs, as applicable, for the years ended December 31, 2020, 2019, and 2018:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Non-Qualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Kristina K. Williams[4]	2020	$811,413	$500,000	$735,842	$—	$205,410	$2,252,665
President and CEO
Michael L. Wilson[5]	2020	90,104	—	81,712	618,000	187,123	976,939
Former President and CEO	2019	865,000	—	417,708	644,000	82,514	2,009,222
	2018	830,000	—	541,074	—	88,360	1,459,434
Joelyn R. Jensen-Marren[6]	2020	340,000	—	238,844	267,000	28,500	874,344
CFO	2019	302,645	—	127,590	318,000	29,701	777,936
Kevin T. Larkin[7]	2020	255,521	125,000	179,498	—	69,816	629,835
CIO
Aaron B. Lee[8]	2020	307,011	—	215,668	167,000	41,931	731,610
General Counsel and Corporate Secretary
William R. Bemis[8]	2020	330,667	—	232,286	—	41,845	604,798
CCMO
Sunil U. Mohandas[9]	2020	272,000	—	—	—	760,650	1,032,650
Former CRCO	2019	400,000	—	193,152	—	40,546	633,698
	2018	365,000	—	171,882	—	40,838	577,720
Daniel D. Clute[9]	2020	252,763	—	—	—	733,624	986,387
Former CBO	2019	370,800	—	179,052	—	38,834	588,686
	2018	360,000	—	169,528	—	38,970	568,498

1    The components of this column for 2020 consist of annual incentive (50 percent of total incentive), paid in 2021 and deferred incentive (50 percent of total incentive). The deferred incentive amounts were earned as of December 31, 2020, but will not be paid until 2024, and remain subject to modification and forfeiture under the terms of the EIP.
2    Represents the change in value of the DB Plans and the BEP DB Plan. All earnings on non-qualified deferred compensation are at the market rate. During 2018, Mr. Wilson’s pension value decreased by $167,000. In accordance with SEC disclosure requirements, this negative amount is not included in this table.
3    The components of this column for 2020 are provided in the “Components of All Other Compensation” table within this Item 11.
4    Ms. Williams’ 2020 salary, non-equity incentive, and all other compensation are based on the period of her employment with the Bank from January 20, 2020 through December 31, 2020. Ms. Williams also received a one-time bonus related to the start of her employment with the Bank.
5    Mr. Wilson served as the President and CEO through January 19, 2020, and as an advisor from January 20, 2020, until his retirement from the Bank on February 7, 2020. Refer to “Post-Employment Compensation of Michael L. Wilson” in this Item 11 for additional details.
6    Ms. Jensen-Marren was appointed to CFO on June 10, 2019. She was not an NEO prior to 2019.
7    Mr. Larkin’s 2020 salary, non-equity incentive, and all other compensation are based on the period of his employment with the Bank from March 23, 2020 through December 31, 2020. Mr. Larkin also received a one-time bonus related to the start of his employment with the Bank.
8    Mr. Lee and Mr. Bemis were not NEOs prior to 2020.
9     Mr. Mohandas’ and Mr. Clute’s employment with the Bank was terminated effective August 31, 2020. Their 2020 salary is based on the period of their employment with the Bank from January 1, 2020 through August 31, 2020. All other compensation includes their termination of employment compensation, including any non-equity incentive earned during the current year. Refer to “Post-Employment Compensation of Sunil U. Mohandas” and “Post-Employment Compensation of Dan D. Clute” in this Item 11 for additional details on their termination of employment compensation.

COMPONENTS OF ALL OTHER COMPENSATION

	Bank Contributions to Vested Defined Contribution Plans
NEO	DC Plans	BEP DC Plan	Retirement/Termination of Employment[1]	Perquisites and Other Personal Benefits[2]	Total
Kristina K. Williams	$15,650	$62,450	$—	$127,310	$205,410
Michael L. Wilson[3]	17,558	8,846	159,969	750	187,123
Joelyn R. Jensen-Marren[4]	28,500	—	—	—	28,500
Kevin T. Larkin[4]	22,596	—	—	47,220	69,816
Aaron B. Lee	25,347	14,870	—	1,714	41,931
William R. Bemis	27,166	14,679	—	—	41,845
Sunil U. Mohandas[1]	7,486	16,406	735,748	1,010	760,650
Daniel D. Clute[1]	12,936	9,769	708,744	2,175	733,624

1    Mr. Mohandas’ and Mr. Clute’s employment with the Bank was terminated effective August 31, 2020. Refer to “Post-Employment Compensation of Sunil U. Mohandas” and “Post-Employment Compensation of Dan Clute” below for additional details on their termination of employment compensation.

2    Perquisites and other personal benefits were less than $25,000 and less than 10 percent of total perquisites for all NEOs with the exception of Ms. Williams and Mr. Larkin. Perquisites and other personal benefits for Ms. Williams included relocation expenses of $118,685 and a car allowance of $8,625. Perquisites and other personal benefits for Mr. Larkin included relocation expenses of $47,220.

3    Mr. Wilson retired from the Bank effective February 7, 2020. He received a payout of $159,969 for unused vacation. Refer to “Post-Employment Compensation of Michael L. Wilson” below for additional details.

4    Ms. Jensen-Marren and Mr. Larkin did not participate in the BEP DC Plan during 2020.

Benefits and Retirement Philosophy

We consider benefits to be an important aspect of our ability to attract and retain qualified employees and therefore we design our programs to be competitive with other financial services businesses. The following is a summary of the retirement benefits that certain NEOs were eligible to receive.

QUALIFIED DEFINED BENEFIT PLANS

All employees who have met the eligibility requirements participate in our DB Plans, administered by Pentegra. In 2016, our Board of Directors elected to freeze the DB Plans effective January 1, 2017. After the plan freeze, participants no longer accrue any new benefits under the Pentegra DB Plan. Our former President and CEO, CFO, and General Counsel and Corporate Secretary participated in our DB Plans prior to the freeze.

The pension benefits payable under the Des Moines DB Plan for the CFO and General Counsel and Corporate Secretary were determined using a pre-established formula that provides a retirement benefit payable at age 65 or normal retirement under the plan. The benefit formula is 2.25 percent per each year of the benefit service multiplied by the highest three consecutive years’ average compensation. Average compensation is defined as the total taxable compensation as reported on the IRS Form W-2 (excluding deferred award payouts). In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan. Upon termination of employment prior to age 65, participants meeting the five-year vesting and age 55 early retirement eligibility criteria, or in certain instances age 45 if employed prior to 2004, are entitled to an early retirement benefit. The regular form of retirement benefits provides a single life annuity or additional payment options are also available. The benefits are not subject to offset for Social Security or any other retirement benefits received.

The benefit formula under the Seattle DB Plan for our former President and CEO, as amended in August 2013 by the Seattle Bank, was 2.0 percent per each year of the benefit service multiplied by the highest three consecutive years’ average compensation. Prior to August 2013, the benefit formula was 2.5 percent. Compensation is defined as base salary plus overtime, bonuses, and incentive compensation. Early retirement benefit payments are available to vested participants at age 45. However, early retirement benefit payments will be reduced by 3.0 percent for each year the participant is under age 65 when payments commence. If a participant has a combined age and service of at least 70 years (rule of 70) with a minimum age of 50, this reduction is 1.5 percent for each year the participant is under age 65 when benefit payments commence. The Rule of 70 only applies to benefits accrued prior to August 1, 2013. Our former President and CEO was eligible for the Rule of 70.

NON-QUALIFIED DEFINED BENEFIT PLANS

Certain NEOs participating in the BEP also participate in the BEP DB Plan. Our BEP DB Plan is an unfunded, non-qualified pension plan. In 2016, our Board of Directors elected to freeze the BEP DB Plan effective January 1, 2017. After the plan freeze, participants no longer accrue any new benefits under the BEP DB Plan. Our former President and CEO participated in the BEP DB Plan prior to the freeze.

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

CURRENT ACCRUED RETIREMENT BENEFITS

The following table provides the present value of the current accrued benefits payable to our participating NEOs upon retirement at age 65 from the DB Plans and BEP DB Plan, and is calculated in accordance with the formula currently in effect for specified years-of-service and remuneration for participating in those plans. Our pension benefits do not include any reduction for a participant’s Social Security benefits. The vesting period for the pension plans is five years. See “Item 8. Financial Statements and Supplementary Data — Note 12 — Pension and Postretirement Benefit Plans” for additional details.

2020 Pension Benefits Table
NEO	Plan Name	Number of Years Credited Service	12/31/19 Present Value of Accumulated Benefit	12/31/20 Present Value of Accumulated Benefit	Change in Present Value of Accumulated Benefit
Kristina K. Williams	Pentegra DB Plan	—	$—	$—	$—
	BEP DB Plan	—	—	—	—
Michael L. Wilson[1]	Pentegra DB Plan	22.00	2,071,000	2,315,000	244,000
	BEP DB Plan	10.41	2,145,000	2,519,000	374,000
Joelyn R. Jensen-Marren	Pentegra DB Plan	16.67	1,453,000	1,720,000	267,000
	BEP DB Plan	—	—	—	—
Kevin T. Larkin	Pentegra DB Plan	—	—	—	—
	BEP DB Plan	—	—	—	—
Aaron B. Lee	Pentegra DB Plan	10.33	691,000	858,000	167,000
	BEP DB Plan	—	—	—	—
William R. Bemis	Pentegra DB Plan	—	—	—	—
	BEP DB Plan	—	—	—	—
Sunil U. Mohandas	Pentegra DB Plan	—	—	—	—
	BEP DB Plan	—	—	—	—
Daniel D. Clute	Pentegra DB Plan	—	—	—	—
	BEP DB Plan	—	—	—	—

1    The years of credited service for Mr. Wilson include years credited for prior service earned while employed by FHLBank Boston and FHLBank Seattle.

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

NON-QUALIFIED DEFINED CONTRIBUTION PLANS

Our NEOs are eligible to participate in the BEP DC Plan, a non-qualified defined contribution plan that is similar to the DC Plan. The BEP DC Plan ensures, among other things, that participants whose benefits under the DC Plan would otherwise be restricted by certain provisions of the Internal Revenue Code are able to make elective pre-tax deferrals and to receive a matching contribution relating to such deferrals. The investment returns credited to a participating NEO’s account are at the market rate for the NEO’s selected investment. The selections may be altered at any time. Aggregate earnings are calculated by subtracting the 2019 year-end balance from the 2020 year-end balance, less the NEO’s and Bank’s contributions. The Bank immediately matches 100 percent of NEOs’ contributions up to six percent of salary for salary and incentive deferrals (except for the deferred component of the incentive). Effective January 1, 2021, participants are eligible to receive an additional four percent Bank contribution of eligible compensation above the limits set forth by the Internal Revenue Code into the BEP DC Plan following the end of each calendar year. In addition, effective January 1, 2021, we may elect to provide a discretionary contribution to an executive upon approval by the Board of Directors and subject to non-objection by the Finance Agency.

2020 Non-Qualified Deferred Compensation Table
NEO	Executive Contributions In Last FY1	Bank Contributions In Last FY2	Aggregate (Losses)/Earnings In Last FY	Aggregate Withdrawals/Distributions In Last FY	Aggregate Balance At Last FYE[3]
Kristina K. Williams	$373,251	$62,450	$18,167	$—	$395,001
Michael L. Wilson	147,442	8,846	223,182	(887,362)	1,021,418
Joelyn R. Jensen-Marren[4]	—	—	—	—	—
Kevin T. Larkin[4]	—	—	—	—	—
Aaron B. Lee	24,891	14,870	13,200	—	120,333
William R. Bemis	33,422	14,679	19,511	—	131,163
Sunil U. Mohandas	240,005	16,406	15,672	(115,372)	1,070,184
Daniel D. Clute	25,951	9,769	36,163	(47,702)	284,366

1    Amounts represent NEO’s contributions for 2020 which includes the base salary deferral into the BEP during 2020 as well as the amount of the 2020 incentive the NEO has deferred into the BEP in 2021. Amounts shown are included in both the “Salary” and “Non-Equity Incentive” columns of the “Summary Compensation Table” in this Item 11.

2    Amounts represent the Bank’s contributions for 2020 which includes the base salary match into the BEP during 2020 as well as the amount of the 2020 incentive the Bank has matched and will deposit into the BEP in 2021. Amounts shown are included in the “All Other Compensation” column of the “Summary Compensation Table” in this Item 11.

3    Amount represents the NEO’s balance on December 31, 2020. Amounts reported in the contribution columns of this table during 2020 were included in the “Summary of Compensation Table” in this Item 11 and are reflected in the ending balance, with the exception of contributions related to the 2020 incentive the NEO has deferred into the BEP in 2021. All contribution amounts from prior years that are reflected in the aggregate balance at year-end 2020 have been previously reported as compensation to the NEO, and may have been included in a prior year “Summary Compensation Table”, depending on the executives’ NEO status.

4    Ms. Jensen-Marren and Mr. Larkin did not participate in the BEP DC Plan during 2020.

CEO Compensation Pay Ratio

As required by Item 402(u) of Regulation S-K, we are providing the following information:

For fiscal 2020, our last completed fiscal year:

i.The median of the annual total compensation of all employees of the Bank (other than Ms. Williams), was $128,001; and
ii.The annualized total compensation of Ms. Williams, our President and CEO was $2,326,246.

Based on this information, the ratio for 2020 of the annualized total compensation of our President and CEO to the median of the annual total compensation of all employees is 18 to 1.

We identified our median employee and calculated our pay ratio in accordance with SEC rules and methods for disclosure as described below. This methodology is consistent with the methodology used for the year ended December 31, 2019.

i.SEC rules allow us to identify our median employee once every three years unless there has been a change in our employee population or employee compensation arrangements that we reasonable believe would result in a significant change in our pay ratio disclosure. We believe there have been no changes in our employee population or employee compensation arrangements that would result in a significant change to this pay ratio disclosure.

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

v.For 2020, based on our intent to use the same median employee identified in 2018, we reviewed 2020 compensation for this identified median employee, which was calculated by adding together the elements of this employee’s compensation for 2020 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $128,001.

vi.With respect to the annual total compensation of our President and CEO, we annualized the amount reported in the “Total” column of our 2020 Summary Compensation table.

Potential Payments Upon Termination or Change of Control

The following paragraphs set out the material terms relating to termination of our President and CEO, who is the only currently employed NEO with an employment agreement. For purposes of the following discussion regarding potential payments upon termination or change of control, the following are the definitions of “Cause,” “Good Reason,” “Disability,” and “Change of Control.” All other NEOs were subject to Bank policies during 2020, and the tables set forth the compensation payable to them under such policies.

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

These definitions are summaries only and a copy of the employment agreement for our President and CEO is filed as an exhibit to our current report on Form 8-K/A, filed with the SEC on August 3, 2020, and summarized further below. All employment agreements for our President and CEO, former President and CEO, former CRCO, and former CBO, are set forth in “Item 15. Exhibits and Financial Statements Schedules”.

TERMINATION FOR CAUSE OR WITHOUT GOOD REASON

If an NEO’s employment is terminated by us for cause or by the NEO without good reason, the NEO may be entitled to the following:

i.    Base salary accrued through the date of termination;

ii.    Accrued but unpaid incentive plan award(s) earned in a year prior to the year of termination and due to be paid in the year in which termination occurs;

iii.    Accrued and earned vacation through the date of termination; and/or

iv.    All other vested benefits under the terms of our employee benefit plans, subject to the terms of such plans.

Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2020, the total amounts payable to our NEOs are outlined in the table below:

Termination For Cause or Without Good Reason
NEO	Severance Pay[1]	Annual Incentive[2]	Deferred Incentive[2]	Vacation Payout[3]	Total
Kristina K. Williams	$—	$—	$—	$44,952	$44,952
Michael L. Wilson[4]	—	—	—	—	—
Joelyn R. Jensen-Marren[5]	—	—	—	60,862	60,862
Kevin T. Larkin[5]	—	—	—	2,221	2,221
Aaron B. Lee[5]	—	—	—	23,776	23,776
William R. Bemis[5]	—	—	—	20,960	20,960
Sunil U. Mohandas[6]	—	—	—	—	—
Daniel D. Clute[6]	—	—	—	—	—

1    Termination under these circumstances would not result in severance payments from the Bank but would result in salary earned through December 31, 2020, as reflected under the “Salary” column of the “Summary Compensation Table” in this Item 11.

2    Termination under these circumstances would not result in an incentive award payment since the award would have already been received as of December 31, 2020.

3    This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

4    Mr. Wilson served as the President and CEO through January 19, 2020, and as an advisor from January 20, 2020, until his retirement from the Bank on February 7, 2020. Refer to “Post-Employment Compensation of Michael L. Wilson” in this Item 11 for additional details.

5    As of December 31, 2020, there was not an employment agreement in force between the Bank and the NEO. However, like all employees, Ms. Jensen-Marren, Mr. Larkin, Mr. Lee, and Mr. Bemis are eligible to receive a payout in connection with unused vacation according to Bank policies.

6     Mr. Mohandas’ and Mr. Clute’s employment with the Bank was terminated effective August 31, 2020. Refer to “Post-Employment Compensation of Sunil U. Mohandas” and “Post-Employment Compensation of Daniel D. Clute” in this Item 11 for additional details on their termination of employment compensation.

TERMINATION WITHOUT CAUSE, FOR GOOD REASON, OR FOLLOWING A CHANGE IN CONTROL

If, however, the NEO’s employment is terminated by us without cause, by the NEO for good reason, or following a change in control, in addition to the payouts previously mentioned, the NEO may be entitled to severance payments equal to a multiple of the NEO’s base salary and otherwise as follows:

i.    Two times the annual base salary in effect on the date of termination for the President and CEO, or, in the case that the termination occurs within 24 months following a Change of Control, 2.99 times the annual base salary in effect on the date of termination for the President and CEO;

ii.    One times the participating NEO’s targeted non-deferred EIP award in effect for the calendar year in which the date of termination occurs, or, in the case that the termination occurs within 24 months following a Change of Control, 2.99 times the targeted non-deferred plan award in effect for the calendar year in which the date of termination occurs for the President and CEO;

iii.    The EIP award for the calendar year in which the date of termination occurs and prorated for the portion of the calendar year in which the NEO was employed;

iv.    The accrued but unpaid incentive plan awards covering periods prior to the one in which the NEO’s employment was terminated, calculated in accordance with the terms of the incentive plan as if termination was due to death or disability; and

v.    Any benefits mandated under any applicable health care continuation laws, provided that the continuing bank will continue paying its portion of the medical and/or dental insurance premiums for the NEO for the one-year period following the date of termination.

Payments of all accrued amounts, other than EIP award amounts, shall be paid in lump sum within ten days or no later than first payroll date on or after the NEO’s date of termination. Payment of all EIP award amounts, if any, shall be paid as otherwise provided under the EIP. Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2020, the total amounts payable to our NEOs are outlined in the table below:

Termination Without Cause or For Good Reason
NEO	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Kristina K. Williams	$1,700,000	$712,772	$367,921	$44,952	$2,825,645
Michael L. Wilson[2]	—	—	—	—	—
Joelyn R. Jensen-Marren[3]	—	—	—	60,862	60,862
Kevin T. Larkin[3]	—	—	—	2,221	2,221
Aaron B. Lee[3]	—	—	—	23,776	23,776
William R. Bemis[3]	—	—	—	20,960	20,960
Sunil U. Mohandas	—	—	—	—	—
Daniel D. Clute	—	—	—	—	—

1     This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

2     Mr. Wilson served as the President and CEO through January 19, 2020, and as an advisor from January 20, 2020, until his retirement from the Bank on February 7, 2020. Refer to “Post-Employment Compensation of Michael L. Wilson” in this Item 11 for additional details.

3    As of December 31, 2020, there was not an employment agreement in force between the Bank and the NEO. However, like all employees, Ms. Jensen-Marren, Mr. Larkin, Mr. Lee, and Mr. Bemis are eligible to receive a payout in connection with unused vacation in accordance with Bank policies.

Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2020, the total amounts payable to our NEOs are outlined in the table below:

Termination Following Change in Control
NEO	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Kristina K. Williams	$2,541,500	$1,399,025	$367,921	$44,952	$4,353,398
Michael L. Wilson[2]	—	—	—	—	—
Joelyn R. Jensen-Marren[3]	—	—	—	60,862	60,862
Kevin T. Larkin[3]	—	—	—	2,221	2,221
Aaron B. Lee[3]	—	—	—	23,776	23,776
William R. Bemis[3]	—	—	—	20,960	20,960
Sunil U. Mohandas	—	—	—	—	—
Daniel D. Clute	—	—	—	—	—

1    This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

2     Mr. Wilson served as the President and CEO through January 19, 2020, and as an advisor from January 20, 2020, until his retirement from the Bank on February 7, 2020. Refer to “Post-Employment Compensation of Michael L. Wilson” in this Item 11 for additional details.

3    As of December 31, 2020, there was not an employment agreement in force between the Bank and the NEO. However, like all employees, Ms. Jensen-Marren, Mr. Larkin, Mr. Lee, and Mr. Bemis are eligible to receive a payout in connection with unused vacation in accordance with Bank policies.

TERMINATION FOR DEATH, DISABILITY, OR RETIREMENT

If the NEO’s employment is terminated due to death, disability, or qualifying retirement, in addition to the payouts previously mentioned under the section entitled “Termination For Cause or Without Good Reason,” the NEO may be entitled to the following:

i.    The EIP award for the calendar year in which the date of termination occurs and prorated for the portion of the calendar year in which the NEO was employed;

ii.    To the extent not already paid to the NEO, the accrued but unpaid incentive plan awards covering periods prior to the one in which the NEO’s employment was terminated; and

iii.    Other coverage continuation rights that are available to such employees upon death, disability, or retirement, as provided for under the terms of such plans.

Payment of all accrued amounts, other than EIP award amounts, shall be paid in lump sum within ten days or no later than the first payroll date on or after the NEO’s date of termination. Payment of all EIP award amounts, if any, shall be paid as otherwise provided under the applicable EIP.

Assuming one or more of the previously discussed events for the receipt of termination payments occurred as of December 31, 2020, the total amounts payable to our NEOs are outlined in the table below:

Termination by Death, Disability, or Retirement
NEO	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Kristina K. Williams	$—	$367,921	$367,921	$44,952	$780,794
Michael L. Wilson[2]	—	—	—	—	—
Joelyn R. Jensen-Marren[3]	—	119,422	283,151	60,862	463,435
Kevin T. Larkin[3]	—	89,749	89,749	2,221	181,719
Aaron B. Lee[3]	—	107,834	302,185	23,776	433,795
William R. Bemis[3]	—	116,143	279,873	20,960	416,976
Sunil U. Mohandas	—	—	—	—	—
Daniel D. Clute	—	—	—	—	—

1    This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

2    Mr. Wilson served as the President and CEO through January 19, 2020, and as an advisor from January 20, 2020, until his retirement from the Bank on February 7, 2020. Refer to “Post-Employment Compensation of Michael L. Wilson” in this Item 11 for additional details.

3    As of December 31, 2020, there was not an employment agreement in force between the Bank and the NEO. Ms. Jensen-Marren, Mr. Larkin, Mr. Lee, and Mr. Bemis were eligible to receive the amounts disclosed if termination occurred as a result of death, disability or retirement in accordance with Bank policies.

Employment Agreement Between Kristina K. Williams and the Bank

The Bank entered into an employment agreement with Kristina K. Williams, effective on January 20, 2020, in order to establish her duties and compensation and to provide for her employment as President and CEO of the Bank.

The employment agreement provides that the Bank will initially pay Ms. Williams a base salary of $850,000, subject to adjustment as described in the employment agreement.

Ms. Williams’ incentive target will generally not be set lower than 85 percent of her base salary. The Bank will pay, or reimburse Ms. Williams for, all reasonable relocation expenses incurred by Ms. Williams in relocation to the Des Moines area up to a maximum of $250,000. Ms. Williams will also be eligible for certain perquisites, including a car allowance in the amount of $750 per month.

Ms. Williams’ employment agreement provides that:

•the Bank or Ms. Williams may terminate employment for any reason (other than Good Reason or Cause) following 60 days’ written notice to the other party;

•the Bank may terminate for Cause immediately following written notice to Ms. Williams; and

•Ms. Williams may terminate for Good Reason following written notice to the Bank, in each case, in accordance with the procedures set forth in the employment agreement.

Amounts payable under the employment agreement are subject to reduction in the event the amounts constitute an “excess parachute payment” under Section 280G of the Internal Revenue Code.

Termination for Cause or Without Good Reason

If Ms. Williams’ employment is terminated by the Bank for Cause or by Ms. Williams without Good Reason, the employment agreement entitles Ms. Williams to the benefits set forth under the heading “Termination for Cause or Without Good Reason.”

Termination Without Cause, for Good Reason, Following a Change of Control, or Within a Specified Period of Time Following the Effective Date of the Employment Agreement

If Ms. Williams’ employment is terminated by the Bank without Cause or by Ms. Williams for Good Reason, in addition to the payouts previously mentioned under “Termination for Cause or Without Good Reason,” the employment agreement entitles Ms. Williams to additional amounts, including the benefits set forth under the heading “Termination without Cause, for Good Reason, or following a Change in Control.”

Termination for Death, Disability, or Retirement

If Ms. Williams’ employment is terminated due to death, disability, or qualifying retirement, in addition to the payouts described in the section entitled “Termination for Cause or Without Good Reason,” she would also be entitled to the benefits set forth under the heading “Termination for Death, Disability or Retirement.”
Post-Employment Compensation of Michael L. Wilson
On February 7, 2020, Mr. Wilson retired from the Bank. Consistent with his employment agreement, he was entitled to the following:

i.Any awards as provided for under any incentive plan in an amount equal to that which he would have     received in 2020, in the amount of $524,446;
ii.Annual and deferred incentive award as provided for under the EIP for 2020, prorated, in the amount of $81,712; and
iii. Accrued unused vacation in the amount of $159,969.
Mr. Wilson will also receive unpaid deferred awards from incentive plans, earned in prior years, in the estimated amount of $799,000 in the next few years.
Post-Employment Compensation of Sunil U. Mohandas

In July 2020, the Bank entered into a Separation Agreement and General Release (General Release) with Sunil U. Mohandas. The General Release is consistent with his employment agreement and provides for, among other terms:

i.A separation date of August 31, 2020;
ii.The applicable severance benefits provided under the Separation Agreement dated as of July 14, 2020 between the Bank and Mr. Mohandas, amounting to:
1.One times base salary of $408,000;
2.One times targeted non-deferred award under the Bank’s EIP for 2020 in the amount of $122,400;
3.Annual and deferred incentive award as provided for under the EIP for 2020, prorated, in the amount of $191,074;
4.Accrued unused vacation in the amount of $1,701; and
5.The continuation of certain health benefits in the amount of $12,573.
iii.A release of all claims by Mr. Mohandas.

Mr. Mohandas will also receive unpaid deferred awards from incentive plans, earned in prior years, in the estimated amount of $260,000 in the next few years.

Post-Employment Compensation of Daniel D. Clute

In July 2020, the Bank entered into a Separation Agreement and General Release (the “General Release”) with Daniel D. Clute. The General Release is consistent with his employment agreement and provides for, among other terms:

i.A separation date of August 31, 2020;
ii.The applicable severance benefits provided under the Separation Agreement dated as of July 14, 2020 between the Bank and Mr. Clute, amounting to:
1.One times base salary of $370,800;
2.One times targeted non-deferred award under the Bank’s EIP for 2020 in the amount of $111,240;
3.Annual and deferred incentive award as provided for under the EIP for 2020, prorated, in the amount of $177,560;
4.Accrued unused vacation in the amount of $36,128; and
5.The continuation of certain health benefits in the amount of $13,016.
iii.A release of all claims by Mr. Clute.

Mr. Clute will also receive unpaid deferred awards from incentive plans, earned in prior years, in the estimated amount of $278,000 in the next few years.

Director Compensation

During 2020, the Board of Directors held 14 board meetings and 98 committee meetings. Pursuant to our Director Fee Policy, Directors receive one quarter of the annual compensation following the end of each calendar quarter. If it is determined at the end of the calendar year that a Director has attended less than 75 percent of the meetings they were required to attend during the year, the Director will not receive the fourth quarter payment for such calendar year.

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

The total expenses paid on behalf of the Board of Directors for travel and other reimbursed expenses for 2020 was $155 thousand and annual compensation paid to the Board of Directors, by position, for 2020 was as follows:

Board of Director Position	2020
Chair	$138,000
Vice Chair	127,000
Audit Committee Chair	122,000
Committee Chairs	117,000
Other Directors	106,000

The following table sets forth each Director’s compensation for the year ended December 31, 2020:

Director Compensation
Director Name	Fees Earned Or Paid In Cash
James G. Livingston (Chair)	$138,000
Ellen Z. Lamale (Vice Chair)	127,000
Ruth B. Bennett	106,000
Karl A. Bollingberg	106,000
Steven L. Bumann	106,000
Cleon P. Butterfield	106,000
Christine H. H. Camp	117,000
David J. Ferries	106,000
Chris D. Grimm	117,000
Amy K. Johnson	106,000
Teresa J. Keegan	117,000
Michelle M. Keeley	117,000
John F. Kennedy, Sr.	122,000
Joe R. Kesler	106,000
John A. Klebba	117,000
Lauren M. MacVay	117,000
Michael W. McGowan	106,000
Elsie M. Meeks	117,000
Jason A. Meyerhoeffer	106,000
Cynthia A. Parker	106,000
J. Benson Porter	106,000
Robert A. Stuart	106,000

In October of 2020, the Compensation Committee approved the Director Fee Policy for 2021, subject to the review and comment of the Finance Agency. Under the policy, the 2021 Director compensation fees increased from 2020. This policy is listed as an exhibit to this annual report on Form 10-K. Refer to “Item 15. Exhibits and Financial Statement Schedules” for additional information.

Compensation Committee Report

The Compensation Committee reviewed and discussed the 2020 Compensation Discussion and Analysis set forth in Item 11 with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K. The Compensation Committee includes the following individuals:

Compensation Committee
Michelle M. Keeley (Chair)
Cynthia A. Parker (Vice Chair)
Steven L. Bumann
James W. Hunt
Jon M. Jones
Joe R. Kesler

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents members (or combination of members within the same holding company) holding five percent or more of our outstanding capital stock at February 28, 2021 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Principal Life Insurance Company	711 High St.	Des Moines	IA	1,800	5.3%
Principal Bank[1]	655 9th St.	Des Moines	IA	46	0.1
Midland National Life Insurance Company[2]	4601 Westown Pkwy	West Des Moines	IA	1,329	3.9
North American Company for Life and Health Insurance[2]	4601 Westown Pkwy	West Des Moines	IA	711	2.1
				3,886	11.4
All others				30,167	88.6
Total capital stock				34,053	100.0%

1    Principal Bank is an affiliate of Principal Life Insurance Company.

2    Midland National Life Insurance Company and North American Company for Life and Health Insurance are members within the same holding company that collectively make up five percent or more of our outstanding capital stock.

Additionally, due to the fact that a majority of our Board of Directors is nominated and elected from our membership, these member directors are officers or directors of member institutions that own our capital stock. The following table presents total outstanding capital stock owned by those members who had an officer or director serving on our Board of Directors at February 28, 2021 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
OnPoint Community Credit Union	2701 N.W. Vaughn St.	Portland	OR	183	0.54
Zions Bancorporation, National Association	One South Main St.	Salt Lake City	UT	109	0.32
Central Pacific Bank	220 South King St.	Honolulu	HI	77	0.23
BankWest, Inc.	420 S. Pierre St.	Pierre	SD	42	0.12
Alerus Financial, National Association	401 Demers Avenue	Grand Forks	ND	31	0.09
First Federal Savings Bank of Twin Falls	383 Shoshone Street N	Twin Falls	ID	25	0.07
First Federal Bank & Trust	671 Illinois St.	Sheridan	WY	21	0.06
Fidelity Bank	7600 Parklawn Ave	Edina	MN	14	0.04
BANK	409 Hwy 61 S	Wapello	IA	6	0.02
Legends Bank	200 E Main St.	Linn	MO	6	0.02
First Montana Bank	201 N Higgins Ave	Missoula	MT	5	0.01
Washington Business Bank	223 5th Ave. SE	Olympia	WA	3	0.01
True North Federal Credit Union	2777 Postal Way	Juneau	AK	2	0.01
				524	1.54
All others				33,529	98.46
Total capital stock				34,053	100.00%

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

For the year ended December 31, 2020, the review and approval of transactions with related persons was governed by our Code. Under the Code, each director is required to disclose to the Board all actual or apparent conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the Board or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the Board is empowered to determine whether an actual conflict exists. In the event the Board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Bank’s General Counsel, Chief Human Resources & Administrative Officer, Chief Audit Executive, or the Board, as appropriate, shall be responsible for interpreting the Code and rendering final rulings regarding violations of this Code.

The Code requires that all directors and employees avoid conflicts of interest, or the appearance of conflicts of interest. In particular, subject to limited exceptions for interests arising through ownership of mutual funds and certain financial interests acquired prior to employment by the Bank, no employee may have a financial interest in or financial relationship with any of our members or other company doing business or considering doing business with the Bank that is not transacted in the ordinary course of the member's business or, in the case of an extension of credit, involves more than the normal risk of repayment or of loss to the member. In addition, the Code also provides that employees and directors are expected to perform their duties fairly and impartially and without discrimination in favor of or against any member institution. Employees are required to annually certify compliance with these and all other Code provisions.
DIRECTOR INDEPENDENCE
General
As of the date of this annual report on Form 10-K, we have 22 directors, all of whom were elected by our member institutions in accordance with Finance Agency regulations. All directors are independent of management from the standpoint they are not our employees, officers, or stockholders. Only member institutions can own our capital stock. Thus, our directors do not personally own our stock. In addition, we are required to determine whether our directors are independent under three distinct director independence standards. Finance Agency regulations and the Housing Act, which applied Section 10A(m) of the Exchange Act to the FHLBanks, provide independence criteria for directors who serve as members of our Audit Committee. Additionally, SEC rules require our Board of Directors to apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of our directors.
Finance Agency Regulations
The Finance Agency director independence standards prohibit individuals from serving as members of our Audit Committee if they have one or more “disqualifying relationships” with us or our management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by our Board are (i) employment with us at any time during the last five years, (ii) acceptance of compensation from us other than for service as a director, (iii) being a consultant, advisor, promoter, underwriter, or legal counsel for us at any time within the last five years, and (iv) being an immediate family member of an individual who is or who has been, within the past five years, one of our executive officers. The Board assesses the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on our Audit Committee. As of February 28, 2021, all of our directors, including all members of our Audit Committee, were independent under these criteria.

Exchange Act
Section 10A(m) of the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of a reporting company. Under Section 10A(m), in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of February 28, 2021, all of our directors, including all members of our Audit Committee, were independent under these criteria.
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
With regard to our Independent Directors, the Board affirmatively determined Ruth Bennett, Cleon Butterfield, Amy Johnson, Michelle Keeley, Ellen Lamale, Michael McGowan, Elsie Meeks, Carol Nelson, and Cynthia Parker are each independent in accordance with NYSE standards. In concluding our nine Independent Directors are independent under the NYSE rules, the Board first determined all Independent Directors met the objective NYSE independence standards. In further determining none of its Independent Directors had a material relationship with us, the Board noted the Independent Directors are specifically prohibited from being an officer of the Bank or an officer or director of a member.
Our Board has a standing Audit Committee. All Audit Committee members are independent under the Finance Agency’s independence standards and the independence standards under Section 10A(m) of the Exchange Act in accordance with the Housing Act. For the reasons described above, our Board determined none of the current Member Directors serving on the Audit Committee are independent using the NYSE independence standards. The Member Directors serving on the Audit Committee are Christine Camp, David Ferries, Teresa Keegan, and John Klebba. Our Board determined, however, the Independent Directors serving on the Audit Committee are independent under the NYSE independence standards. The Independent Directors serving on the Audit Committee are Ruth Bennett, Cleon Butterfield, and Elsie Meeks.
Compensation Committee
The Board has a standing Compensation Committee. Our Board determined all members of the Compensation Committee are independent under the Finance Agency’s independence standards. For the reasons described above, our Board determined none of the current Member Directors serving on the Compensation Committee are independent using the NYSE independence standards. The Member Directors serving on the Compensation Committee are Steven Bumann, James Hunt, Jon Jones, and Joe Kesler. Our Board determined the Independent Directors serving on the Compensation Committee are independent under the NYSE independence standards. The Independent Directors serving on the Compensation Committee are Michelle Keeley and Cynthia Parker.

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
The following table sets forth the aggregate fees billed or to be billed by PwC (dollars in thousands):

	For the Years Ended December 31,
	2020	2019[3]
Audit fees[1]	$1,142	$1,093
Audit-related fees[2]	58	186
All other fees	3	3
Total	$1,203	$1,282

1    Represents fees incurred in connection with the annual audit of our financial statements and internal control over financial reporting and quarterly review of our financial statements. In addition to these fees, we incurred assessments of $55 thousand and $63 thousand from the Office of Finance for audit fees on the Combined Financial Report for the years ended December 31, 2020 and 2019.

2    Represents fees related to other audit and attest services and technical accounting consultations.

3    The 2019 amounts were revised from what was included in the 2019 10-K to include the amounts subsequently billed, primarily related to additional testing due to our material weaknesses.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The financial statements are set forth in Item 8 of this annual report on Form 10-K.

(b) Exhibits

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective December 13, 2018[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended, approved by the Federal Housing Finance Agency on May 31, 2015[3]
4.2	Description of Federal Home Loan Bank of Des Moines Capital Stock[4]
10.1	Employment Agreement with Michael L. Wilson, effective May 31, 2015[1]
10.2	Employment Agreement with Daniel D. Clute, effective November 10, 2014[5]
10.3	Employment Agreement with Sunil Mohandas, effective January 1, 2018[6]
10.4	Employment Agreement with Kristina K. Williams, effective January 20, 2020[7]
10.5	Amended Severance Policy, effective November 10, 2014[5]
10.6	Form of Indemnification Agreement, effective June 1, 2015[1]
10.7	Joint Capital Enhancement Agreement, as amended, effective August 5, 2011[8]
10.8	Federal Home Loan Bank of Des Moines Seventh Amended and Restated Benefit Equalization Plan, effective January 1, 2021
10.9	Federal Home Loan Bank of Des Moines 2020 Executive Incentive Plan Document, effective January 1, 2020[9]
10.10	2020 Director Fee Policy, effective January 1, 2020
10.11	2021 Director Fee Policy, effective January 1, 2021
10.12	Federal Home Loan Bank of Des Moines Deferral Plan for Directors, effective June 1, 2015[10]
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Federal Home Loan Bank of Des Moines Audit Committee Report
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

1    Incorporated by reference from our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

2    Incorporated by reference from our Form 8-K filed with the SEC on December 17, 2018 (Commission File No. 000-51999).

3    Incorporated by reference from our Form 10-Q filed with the SEC on November 10, 2020 (Commission File No. 000-51999).

4    Incorporated by reference from our Form 10-K filed with the SEC on March 11, 2020 (Commission File No. 000-51999).

5    Incorporated by reference from our Form 10-Q filed with the SEC on November 12, 2014 (Commission File 000-51999).

6    Incorporated by reference from our Form 8-K/A filed with the SEC on January 19, 2018 (Commission File No. 000-51999).

7    Incorporated by reference from our Form 8-K/A (Amendment No. 1) filed with the SEC on August 3, 2020 (Commission File No. 000-51999).

8    Incorporated by reference from our Form 8-K filed with the SEC on August 5, 2011 (Commission File No. 000-51999).

9     Incorporated by reference from our Form 8-K filed with the SEC on July 6, 2020 (Commission File No. 000-51999).

10    Incorporated by reference from our Form 10-K filed with the SEC on March 21, 2016 (Commission File No. 000-51999).

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant)
March 10, 2021	By:	/s/ Kristina K. Williams
Kristina K. Williams
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 10, 2021

Signature	Title

Principal Executive Officer:

/s/ Kristina K. Williams	President and Chief Executive Officer
Kristina K. Williams

Principal Financial and Accounting Officer:

/s/ Joelyn R. Jensen-Marren	Executive Vice President and Chief Financial Officer
Joelyn R. Jensen-Marren

Signature	Title

Directors:

/s/ James G. Livingston	Chair of the Board of Directors
James G. Livingston

/s/ Ellen Z. Lamale	Vice Chair of the Board of Directors
Ellen Z. Lamale

/s/ Ruth B. Bennett	Director
Ruth B. Bennett

/s/ Karl A. Bollingberg	Director
Karl A. Bollingberg

/s/ Steven L. Bumann	Director
Steven L. Bumann

/s/ Cleon P. Butterfield	Director
Cleon P. Butterfield

/s/ Christine H. H. Camp	Director
Christine H. H. Camp

/s/ David J. Ferries	Director
David J. Ferries

/s/ Chris D. Grimm	Director
Chris D. Grimm

/s/ James W. Hunt	Director
James W. Hunt

/s/ Amy K. Johnson	Director
Amy K. Johnson

/s/ Jon M. Jones	Director
Jon M. Jones

/s/ Teresa J. Keegan	Director
Teresa J. Keegan

/s/ Michelle M. Keeley	Director
Michelle M. Keeley

/s/ Joe R. Kesler	Director
Joe R. Kesler

/s/ John A. Klebba	Director
John A. Klebba

/s/ Lauren M. MacVay	Director
Lauren M. MacVay

Signature	Title

/s/ Michael W. McGowan	Director
Michael W. McGowan

/s/ Elsie M. Meeks	Director
Elsie M. Meeks

/s/ Jason A. Meyerhoeffer	Director
Jason A. Meyerhoeffer

/s/ Carol K. Nelson	Director
Carol K. Nelson

/s/ Cynthia A. Parker	Director
Cynthia A. Parker