Form 10-Q
period 2021-03-31
Federal Home Loan Bank of Des Moines
filed 2021-05-10
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2021
Class B Stock, par value $100	35,757,492

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$255	$978
Interest-bearing deposits (Note 3)	401	401
Securities purchased under agreements to resell (Note 3)	3,500	4,800
Federal funds sold (Note 3)	7,095	3,695
Investment securities (Note 3)
Trading securities	3,348	4,875
Available-for-sale securities (amortized cost of $15,074 and $15,858)	15,179	15,910
Held-to-maturity securities (fair value of $1,767 and $1,921)	1,679	1,816
Total investment securities	20,206	22,601
Advances (Note 4)	47,514	46,530
Mortgage loans held for portfolio, net of allowance for credit losses of $0 and $1 (Note 5)	7,906	8,242
Accrued interest receivable	104	97
Derivative assets, net (Note 6)	249	227
Other assets, net	123	120
TOTAL ASSETS	$87,353	$87,691
LIABILITIES
Deposits
Interest-bearing	1,686	1,635
Non-interest-bearing	282	273
Total deposits	1,968	1,908
Consolidated obligations (Note 7)
Discount notes	23,898	27,345
Bonds	55,066	52,254
Total consolidated obligations	78,964	79,599
Mandatorily redeemable capital stock (Note 8)	36	52
Accrued interest payable	153	145
Affordable Housing Program payable	160	162
Derivative liabilities, net (Note 6)	1	4
Other liabilities	59	81
TOTAL LIABILITIES	81,341	81,951
Commitments and contingencies (Note 10)
CAPITAL (Note 8)
Capital stock - Class B putable ($100 par value); 35 and 34 issued and outstanding shares	3,535	3,341
Retained earnings
Unrestricted	1,788	1,775
Restricted	589	576
Total retained earnings	2,377	2,351
Accumulated other comprehensive income (loss)	100	48
TOTAL CAPITAL	6,012	5,740
TOTAL LIABILITIES AND CAPITAL	$87,353	$87,691

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
INTEREST INCOME
Advances	$131	$399
Interest-bearing deposits	—	1
Securities purchased under agreements to resell	1	30
Federal funds sold	1	27
Trading securities	12	9
Available-for-sale securities	36	75
Held-to-maturity securities	7	14
Mortgage loans held for portfolio	53	78
Total interest income	241	633
INTEREST EXPENSE
Consolidated obligations - Discount notes	5	110
Consolidated obligations - Bonds	126	410
Deposits	—	1
Mandatorily redeemable capital stock	—	3
Total interest expense	131	524
NET INTEREST INCOME	110	109
Provision (reversal) for credit losses on mortgage loans	(1)	—
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	111	109
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(22)	26
Net gains (losses) on derivatives	17	(48)
Gains on litigation settlements, net	—	56
Standby letter of credit fees	3	3
Other, net	4	(1)
Total other income (loss)	2	36
OTHER EXPENSE
Compensation and benefits	21	18
Contractual services	4	4
Professional fees	4	8
Other operating expenses	5	6
Federal Housing Finance Agency	2	3
Office of Finance	2	2
Other, net	2	2
Total other expense	40	43
NET INCOME BEFORE ASSESSMENTS	73	102
Affordable Housing Program assessments	7	10
NET INCOME	$66	$92

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Net income	$66	$92
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	52	(164)
Pension and postretirement benefits	—	1
Total other comprehensive income (loss)	52	(163)
TOTAL COMPREHENSIVE INCOME (LOSS)	$118	$(71)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2019	45	$4,517	$1,661	$504	$2,165	$44	$6,726
Adjustment for cumulative effect of accounting change	—	—	1	—	1	—	1
Comprehensive income (loss)	—	—	74	18	92	(163)	(71)
Proceeds from issuance of capital stock	21	2,074	—	—	—	—	2,074
Repurchases/redemptions of capital stock	(19)	(1,932)	—	—	—	—	(1,932)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(6)	—	—	—	—	(6)
Cash dividends on capital stock	—	—	(59)	—	(59)	—	(59)
BALANCE, MARCH 31, 2020	47	$4,653	$1,677	$522	$2,199	$(119)	$6,733

BALANCE, DECEMBER 31, 2020	34	$3,341	$1,775	$576	$2,351	$48	$5,740
Comprehensive income (loss)	—	—	53	13	66	52	118
Proceeds from issuance of capital stock	7	719	—	—	—	—	719
Repurchases/redemptions of capital stock	(6)	(525)	—	—	—	—	(525)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	—	—	—	—	—	—
Cash dividends on capital stock	—	—	(40)	—	(40)	—	(40)
BALANCE, MARCH 31, 2021	35	$3,535	$1,788	$589	$2,377	$100	$6,012

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$66	$92
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	18	(6)
Net (gains) losses on trading securities	22	(26)
Net change in derivatives and hedging activities	248	(262)
Other adjustments, net	13	6
Net change in:
Accrued interest receivable	(12)	(7)
Other assets	(4)	10
Accrued interest payable	8	5
Other liabilities	(5)	2
Total adjustments	288	(278)
Net cash provided by (used in) operating activities	354	(186)
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	108	(346)
Securities purchased under agreements to resell	1,300	7,400
Federal funds sold	(3,400)	(4,330)
Trading securities
Proceeds from maturities and paydowns	2,105	57
Purchases	(600)	(871)
Available-for-sale securities
Proceeds from maturities and paydowns	585	772
Purchases	(18)	—
Held-to-maturity securities
Proceeds from maturities and paydowns	135	113
Advances
Repaid	24,171	79,358
Originated	(25,419)	(78,332)
Mortgage loans held for portfolio
Principal collected	811	357
Purchased	(489)	(571)
Other investing activities, net	—	(2)
Net cash provided by (used in) investing activities	(711)	3,605

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
FINANCING ACTIVITIES
Net change in deposits	75	155
Net proceeds from issuance of consolidated obligations
Discount notes	67,278	32,197
Bonds	15,897	17,706
Payments for maturing and retiring consolidated obligations
Discount notes	(70,724)	(28,645)
Bonds	(13,030)	(25,217)
Proceeds from issuance of capital stock	719	2,074
Proceeds from issuance of mandatorily redeemable capital stock	—	19
Payments for repurchases/redemptions of capital stock	(525)	(1,932)
Payments for repurchases/redemptions of mandatorily redeemable capital stock	(16)	(135)
Cash dividends paid	(40)	(59)
Net cash provided by (used in) financing activities	(366)	(3,837)
Net increase (decrease) in cash and due from banks	(723)	(418)
Cash and due from banks at beginning of the period	978	1,029
Cash and due from banks at end of the period	$255	$611

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$154	$569
Affordable Housing Program payments	9	6
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	6	22
Traded but not yet settled investment security purchases	—	139
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	—	6

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

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2020, which are contained in the Bank’s 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 10, 2021 (2020 Form 10-K).

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of results for the interim periods. The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

Reclassifications

Certain amounts in the Bank’s 2020 financial statements have been reclassified to conform to the presentation for the three months ended March 31, 2021. These amounts were not deemed to be material.

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the three months ended March 31, 2021. Descriptions of all significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in the 2020 Form 10-K.

Note 2 — Recently Adopted and Issued Accounting Guidance

Reference Rate Reform (ASU 2020-04)
On March 12, 2020, the Financial Accounting Standards Board issued guidance to provide temporary optional expedients and exceptions to GAAP on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). Entities can elect to not apply certain modification accounting requirements to contracts affected by rate reform, if certain criteria are met. Additionally, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform. Lastly, entities can make a one-time election to sell and/or transfer to available-for-sale (AFS) or trading classification any held-to-maturity (HTM) debt securities that refer to an interest rate affected by reference rate reform and were classified as HTM before January 1, 2020.

This guidance becomes effective for the Bank upon election of any of the amendments and will be applied prospectively from the date elected until December 31, 2022. For certain hedge accounting optional expedients, they will be applied through the end of the hedging relationship, which could extend beyond December 31, 2022. The Bank continues to evaluate this guidance, and its effect on the Bank’s financial condition, results of operations, and cash flows has not yet been determined.

Note 3 — Investments

The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold and makes other investments in debt securities, which are classified as either trading, AFS, or HTM.

INTEREST-BEARING DEPOSITS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND FEDERAL FUNDS SOLD

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO). At March 31, 2021 and December 31, 2020, none of these investments were with counterparties rated below triple-B; however, approximately five percent and 21 percent were secured securities purchased under agreements to resell with unrated counterparties. These may differ from any internal ratings of the investments by the Bank.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At March 31, 2021 and December 31, 2020, no allowance for credit losses was recorded for interest-bearing deposits and federal funds sold as all assets were repaid or expected to be repaid according to their contractual terms. The carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of less than $1 million at March 31, 2021 and December 31, 2020.

Securities purchased under agreements to resell are secured, short-term, and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at March 31, 2021 and December 31, 2020. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of less than $1 million at March 31, 2021 and December 31, 2020.

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

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	March 31, 2021	December 31, 2020
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$2,565	$4,069
Other U.S. obligations[1]	106	114
GSE and Tennessee Valley Authority obligations	61	64
Other[2]	238	246
Total non-mortgage-backed securities	2,970	4,493
Mortgage-backed securities
GSE multifamily	378	382
Total fair value	$3,348	$4,875

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

2    Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

The Bank did not sell any trading securities during the three months ended March 31, 2021 and 2020. During the three months ended March 31, 2021, the Bank recorded net unrealized losses of $22 million on its trading securities held at period end compared to net unrealized gains of $26 million for the same period in 2020.

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	March 31, 2021
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$1,558	$7	$(1)	$1,564
GSE and Tennessee Valley Authority obligations	949	31	—	980
State or local housing agency obligations	711	—	(17)	694
Other[3]	282	12	—	294
Total non-mortgage-backed securities	3,500	50	(18)	3,532
Mortgage-backed securities
U.S. obligations single-family[2]	3,393	25	—	3,418
GSE single-family	386	5	—	391
GSE multifamily	7,795	68	(25)	7,838
Total mortgage-backed securities	11,574	98	(25)	11,647
Total	$15,074	$148	$(43)	$15,179

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $25 million at March 31, 2021.

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

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $31 million at December 31, 2020.

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

	March 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$31	$—	$525	$(1)	$556	$(1)
State or local housing agency obligations	136	(4)	489	(13)	625	(17)
Total non-mortgage-backed securities	167	(4)	1,014	(14)	1,181	(18)
Mortgage-backed securities
U.S. obligations single-family[1]	—	—	279	—	279	—
GSE single-family	—	—	9	—	9	—
GSE multifamily	29	—	3,612	(25)	3,641	(25)
Total mortgage-backed securities	29	—	3,900	(25)	3,929	(25)
Total	$196	$(4)	$4,914	$(39)	$5,110	$(43)

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

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	March 31, 2021		December 31, 2020
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$363	$364	$4	$4
Due after one year through five years	2,038	2,050	2,430	2,438
Due after five years through ten years	401	406	494	498
Due after ten years	698	712	744	749
Total non-mortgage-backed securities	3,500	3,532	3,672	3,689
Mortgage-backed securities	11,574	11,647	12,186	12,221
Total	$15,074	$15,179	$15,858	$15,910

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	March 31, 2021
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$378	$79	$—	$457
State or local housing agency obligations	199	1	(1)	199
Total non-mortgage-backed securities	577	80	(1)	656
Mortgage-backed securities
U.S. obligations single-family[2]	3	—	—	3
GSE single-family	1,094	10	(1)	1,103
Private-label	5	—	—	5
Total mortgage-backed securities	1,102	10	(1)	1,111
Total	$1,679	$90	$(2)	$1,767

	December 31, 2020
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$379	$97	$—	$476
State or local housing agency obligations	203	2	(1)	204
Total non-mortgage-backed securities	582	99	(1)	680
Mortgage-backed securities
U.S. obligations single-family[2]	3	—	—	3
GSE single-family	1,225	9	(2)	1,232
Private-label	6	—	—	6
Total mortgage-backed securities	1,234	9	(2)	1,241
Total	$1,816	$108	$(3)	$1,921

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $11 million and $5 million at March 31, 2021 and December 31, 2020.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	March 31, 2021		December 31, 2020
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after one year through five years	$261	$299	$252	$297
Due after five years through ten years	186	190	198	203
Due after ten years	130	167	132	180
Total non-mortgage-backed securities	577	656	582	680
Mortgage-backed securities	1,102	1,111	1,234	1,241
Total	$1,679	$1,767	$1,816	$1,921

ALLOWANCE FOR CREDIT LOSSES ON AFS AND HTM SECURITIES

The Bank evaluates AFS and HTM investment securities for credit losses on a quarterly basis.

AFS and HTM Securities

The Bank’s AFS and HTM securities may include, but are not limited to, certificates of deposit, commercial paper, U.S. obligations, GSE and Tennessee Valley Authority (TVA) obligations, state or local housing agency obligations, taxable municipal bonds, and mortgage-backed securities (MBS). The Bank only purchases securities considered investment quality. At March 31, 2021 and December 31, 2020 , over 99 percent of the Bank’s AFS securities and HTM securities, based on amortized cost, were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities by the Bank.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At March 31, 2021 and December 31, 2020, certain AFS securities held by the Bank were in an unrealized loss position. These losses were considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. In addition, substantially all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these AFS securities at March 31, 2021 and December 31, 2020.

The Bank evaluates its HTM securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. At March 31, 2021 and December 31, 2020, the Bank had no allowance for credit losses recorded on its HTM securities because the securities: (i) were all highly-rated, (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of U.S. obligations and GSE and TVA obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Note 4 — Advances

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	March 31, 2021		December 31, 2020
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Overdrawn demand deposit accounts[2]	$—	1.28%	$3	1.29%
Due in one year or less[3]	14,155	1.09	12,499	1.16
Due after one year through two years	8,894	1.65	8,265	1.69
Due after two years through three years	9,426	1.34	10,550	1.42
Due after three years through four years	8,146	1.22	7,011	1.38
Due after four years through five years	3,310	0.80	4,106	1.12
Thereafter	3,405	2.07	3,654	2.10
Total par value	47,336	1.32%	46,088	1.42%
Premiums	18		18
Discounts	(14)		(3)
Fair value hedging adjustments	174		427
Total	$47,514		$46,530

1    Excludes accrued interest receivable of $15 million and $13 million at March 31, 2021 and December 31, 2020.

2    The Bank’s overdrawn demand deposit accounts were less than $1 million at March 31, 2021.

3    Includes $8 million of advances that have passed their original contractual redemption date as of March 31, 2021 due to a member bank default event. Refer to the “Allowance for Credit Losses” section of this footnote for additional details.

The following table summarizes advances by year of redemption term or next call date for callable advances, and by year of redemption term or next put date for putable advances (dollars in millions):

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Overdrawn demand deposit accounts[1]	$—	$3	$—	$3
Due in one year or less[2]	26,522	23,622	15,144	13,486
Due after one year through two years	6,730	6,276	8,966	8,319
Due after two years through three years	5,074	6,436	9,219	10,464
Due after three years through four years	4,604	4,053	7,303	6,116
Due after four years through five years	1,047	2,169	3,310	4,057
Thereafter	3,359	3,529	3,394	3,643
Total par value	$47,336	$46,088	$47,336	$46,088
1    The Bank’s overdrawn demand deposit accounts were less than $1 million at March 31, 2021.

2    Includes $8 million of advances that have passed their original contractual redemption date as of March 31, 2021 due to a member bank default event. Refer to the “Allowance for Credit Losses” section of this footnote for additional details.

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At March 31, 2021 and December 31, 2020, the Bank had callable advances outstanding totaling $13.2 billion and $11.7 billion.

The Bank also holds putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise dates. Generally, these put options are exercised when interest rates increase relative to contractual rates. At both March 31, 2021 and December 31, 2020, the Bank had putable advances outstanding totaling $1.4 billion.

PREPAYMENT FEES

The Bank generally charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. For certain advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of the hedged item fair value hedging adjustments in advance interest income on the Statements of Income. The Bank recorded net prepayment fees on advances of $17 million and $3 million for the three months ended March 31, 2021 and 2020.

ADVANCE CONCENTRATIONS

The Bank’s advances are primarily concentrated in commercial banks and insurance companies. At March 31, 2021 and December 31, 2020, the Bank did not have any members who individually held 10 percent or more of the Bank’s advances.

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates advances for credit losses on a quarterly basis and manages its credit exposure to advances through an approach that includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower’s financial condition in conjunction with the Bank’s collateral and lending policies to limit risk of loss while balancing borrowers’ needs for a reliable source of funding. In addition, the Bank lends to eligible borrowers in accordance with the FHLBank Act, Finance Agency regulations, and other applicable laws.

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

•loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association;

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its advances. At March 31, 2021 and December 31, 2020, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, as applicable, in excess of its outstanding advances. The Bank has never experienced a credit loss on its advances. The Bank considers an advance past due for financial reporting purposes if a default of contractual principal or interest exists for a period of 30 days or more.

In December 2020, the Bank declared a member bank in default under its contractual terms and demanded all of their outstanding advances to be repaid in full. As of March 31, 2021, the Bank had advances outstanding with a par value of $365 million from this member bank, all of which are considered past due by the Bank based on their interest being in default for 30 days or more. In addition, the par value outstanding includes $8 million of advances that have passed their original contractual redemption date as of March 31, 2021. All of these past due advances continue to remain on accrual status and are not considered impaired, as they are well-secured with underlying collateral and in the process of collection. At December 31, 2020, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings (TDRs) related to advances during the three months ended March 31, 2021 and 2020.

In light of the above member event, the Bank individually assessed the related advances for expected credit losses as of March 31, 2021 and December 31, 2020, and concluded that no allowance for credit losses was necessary due to the advances being well-secured with underlying collateral. Refer to “Note 10 — Commitments and Contingencies” for additional information.

All other advances were evaluated on a collective basis as of March 31, 2021 and December 31, 2020, and based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on those advances.

Note 5 — Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio includes conventional mortgage loans and government-guaranteed or -insured mortgage loans obtained primarily through the Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago). The Bank’s mortgage loan program involves investment by the Bank in single-family mortgage loans held for portfolio that are purchased from participating financial institutions (PFIs). Mortgage loans may also be acquired through participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank’s PFIs generally originate, service, and credit enhance mortgage loans that are sold to the Bank. PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the PFI to a designated mortgage service provider.

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	March 31, 2021	December 31, 2020
Fixed rate, long-term single-family mortgage loans	$6,555	$6,945
Fixed rate, medium-term[1] single-family mortgage loans	1,242	1,182
Total unpaid principal balance	7,797	8,127
Premiums	102	107
Discounts	(3)	(3)
Basis adjustments from mortgage loan purchase commitments	10	12
Total mortgage loans held for portfolio[2]	7,906	8,243
Allowance for credit losses[3]	—	(1)
Total mortgage loans held for portfolio, net	$7,906	$8,242

1    Medium-term is defined as a term of 15 years or less.

2    Excludes accrued interest receivable of $38 million and $40 million at March 31, 2021 and December 31, 2020.

3    The Bank’s allowance for credit losses was less than $1 million at March 31, 2021.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	March 31, 2021	December 31, 2020
Conventional mortgage loans	$7,336	$7,646
Government-insured mortgage loans	461	481
Total unpaid principal balance	$7,797	$8,127

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

The following tables present the payment status for conventional mortgage loans (dollars in millions):

	March 31, 2021
	Origination Year
	Prior to 2017	2017 to 2021	Total
Past due 30 - 59 days	$26	$20	$46
Past due 60 - 89 days	9	7	16
Past due 90 - 179 days	15	11	26
Past due 180 days or more	30	13	43
Total past due mortgage loans	80	51	131
Total current mortgage loans	2,384	4,921	7,305
Total amortized cost of mortgage loans[1]	$2,464	$4,972	$7,436

	December 31, 2020
	Origination Year
	Prior to 2016	2016 to 2020	Total
Past due 30 - 59 days	$19	$18	$37
Past due 60 - 89 days	9	9	18
Past due 90 - 179 days	21	21	42
Past due 180 days or more	25	17	42
Total past due mortgage loans	74	65	139
Total current mortgage loans	1,952	5,661	7,613
Total amortized cost of mortgage loans[1]	$2,026	$5,726	$7,752

1    Amortized cost represents the unpaid principal balance adjusted for unamortized premiums, discounts, basis adjustments, and direct write-downs. Amortized cost excludes accrued interest receivable.

Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provides temporary relief from the accounting and reporting requirements for TDRs for certain loan modifications related to the coronavirus pandemic (COVID-19). The modifications that would qualify for this relief include any COVID-19 modification involving a conventional mortgage loan, including a forbearance arrangement, an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest. To be eligible under the CARES Act, the conventional loan must be not more than 30 days past due as of December 31, 2019 and the modification must occur between March 1, 2020 and the earlier of January 1, 2022, or 60 days following the termination of the national emergency declared by the President of the United States.

In the second quarter of 2020, the Bank elected to apply the TDR relief provided by the CARES Act on its conventional mortgage loan portfolio. As such, all COVID-19 modifications meeting the provisions of the CARES Act will be excluded from TDR classification and accounting. The Bank had $5 million and $1 million of these modifications outstanding as of March 31, 2021 and December 31, 2020. COVID-19 modifications that do not meet the provisions of the CARES Act will continue to be assessed for TDR classification.

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

The following table presents the unpaid principal balance of conventional mortgage loans in a forbearance plan as a result of COVID-19 (dollars in millions):

	March 31, 2021	December 31, 2020
Past due 30 - 59 days	$4	$3
Past due 60 - 89 days	5	6
Past due 90 days or more and in non-accrual status	31	42
Current mortgage loans	3	2
Total unpaid principal balance[1]	$43	$53

1    These conventional loans in forbearance represent less than one percent of the Bank’s mortgage loans held for portfolio at March 31, 2021 and December 31, 2020.

The following tables present other delinquency statistics for mortgage loans (dollars in millions):

	March 31, 2021
Amortized Cost	Conventional	Government-Insured	Total
In process of foreclosure[1]	$8	$1	$9
Serious delinquency rate[2]	1%	3%	1%
Past due 90 days or more and still accruing interest[3]	$—	$13	$13
Non-accrual mortgage loans[4]	$76	$—	$76

	December 31, 2020
Amortized Cost	Conventional	Government- Insured	Total
In process of foreclosure[1]	$8	$1	$9
Serious delinquency rate[2]	1%	3%	1%
Past due 90 days or more and still accruing interest[3]	$—	$13	$13
Non-accrual mortgage loans[4]	$93	$—	$93

1    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.

2    Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total mortgage loans.

3    Represents government-insured mortgage loans that are 90 days or more past due.

4    Represents conventional mortgage loans that are 90 days or more past due or TDRs. At March 31, 2021 and December 31, 2020, none of these conventional mortgage loans on non-accrual status had an associated allowance for expected credit losses.

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

At March 31, 2021, the Bank had an allowance for credit losses of less than $1 million on its conventional mortgage loans. During the three months ended March 31, 2021, the Bank’s cash flow model for collectively evaluated loans projected a decrease in expected credit losses due primarily to decreased loan delinquencies and an acceleration in forecasted regional home price appreciation. These lower expected credit losses were offset in part by expected recoveries of prior charge-offs on individually evaluated loans, stemming from improved property values. At December 31, 2020, the Bank’s allowance for credit losses on conventional mortgage loans totaled $1 million.

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

The Bank has never experienced a credit loss on its government-insured mortgage loans. At March 31, 2021 and December 31, 2020, the Bank assessed its servicers and determined there was no expectation that a servicer would fail to remit payments due until paid in full. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at March 31, 2021 and December 31, 2020. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

The Bank may have the following types of hedged items:

•investment securities;

•advances;
•mortgage loans;
•consolidated obligations; and
•firm commitments.

For additional information on the Bank’s derivative and hedging accounting policies, see “Note 1 — Summary of Significant Accounting Policies” in the 2020 Form 10-K.

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	March 31, 2021			December 31, 2020
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$33,636	$103	$185	$33,552	$46	$262
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	1,759	9	54	1,817	12	73
Forward settlement agreements (TBAs)	105	—	—	169	—	1
Mortgage loan purchase commitments	113	—	1	177	1	—
Total derivatives not designated as hedging instruments	1,977	9	55	2,163	13	74
Total derivatives before netting and collateral adjustments	$35,613	112	240	$35,715	59	336
Netting adjustments and cash collateral[1]		137	(239)		168	(332)
Total derivative assets and derivative liabilities		$249	$1		$227	$4

1     Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral, including accrued interest, held or placed with the same clearing agent and/or counterparty. At March 31, 2021 and December 31, 2020, cash collateral, including accrued interest, posted by the Bank was $398 million and $507 million. At March 31, 2021 and December 31, 2020, the Bank held cash collateral, including accrued interest, from clearing agents or counterparties of $22 million and $7 million.

The following tables summarize the income effect from fair value hedging relationships recorded in net interest income as well as total income (expense) by product recorded on the Statements of Income (dollars in millions):

	For the Three Months Ended March 31, 2021
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$131	$36	$(126)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$199	$173	$(7)
Hedged items[3]	(253)	(203)	43
Net gains (losses) on fair value hedging relationships	$(54)	$(30)	$36

	For the Three Months Ended March 31, 2020
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$399	$75	$(410)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(435)	$(316)	$237
Hedged items[3]	423	290	(233)
Net gains (losses) on fair value hedging relationships	$(12)	$(26)	$4

1     Amounts shown to give context to the disclosure and include total interest income (expense) of the products indicated, including coupon, prepayment fees, amortization, and derivative net interest settlements. Interest income (expense) amounts also include gains and losses on derivatives and hedged items in fair value hedging relationships.
2     Includes changes in fair value and net interest settlements on derivatives.
3    Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	March 31, 2021
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/liability[1]	$17,421	$6,709	$11,872
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$146	$137	$117
Basis adjustments for discontinued hedging relationships included in amortized cost	28	—	(9)
Total amount of fair value hedging adjustments	$174	$137	$108

	December 31, 2020
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/liability[1]	$17,875	$7,137	$12,163
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$406	$340	$161
Basis adjustments for discontinued hedging relationships included in amortized cost	21	—	(10)
Total amount of fair value hedging adjustments	$427	$340	$151

1    Represents the portion of amortized cost designated as a hedged item in a fair value hedging relationship.

The following table summarizes the components of “Net gains (losses) on derivatives” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended
	March 31,
	2021	2020
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$21	$(45)
Forward settlement agreements (TBAs)	3	(8)
Mortgage loan purchase commitments	(3)	7
Net interest settlements	(4)	(2)
Net gains (losses) on derivatives	$17	$(48)

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The Bank had no uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at March 31, 2021. As such, the Bank was not required to post collateral in the normal course of business. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would not have been required to deliver additional collateral to its uncleared derivative counterparties at March 31, 2021.
For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Bank utilizes one Clearinghouse, CME Clearing for all cleared derivative transactions. CME Clearing notifies the clearing agent of the required initial margin and daily variation margin requirements, and the clearing agent in turn notifies the Bank.

The Clearinghouse determines initial margin requirements which are considered cash collateral. Generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at March 31, 2021. Variation margin requirements with CME Clearing are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

OFFSETTING OF DERIVATIVE ASSETS AND DERIVATIVE LIABILITIES

The Bank presents derivative instruments, related cash collateral received or pledged, and associated accrued interest on a net basis by clearing agent and/or by counterparty when it has met the netting requirements. Additional information regarding these agreements is provided in “Note 1 — Summary of Significant Accounting Policies” in the 2020 Form 10-K.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	March 31, 2021
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$105	$(99)	$—	$6
Cleared derivatives	7	236	—	243
Total	$112	$137	$—	$249
Derivative Liabilities
Uncleared derivatives	$237	$(237)	$1	$1
Cleared derivatives	2	(2)	—	—
Total	$239	$(239)	$1	$1

	December 31, 2020
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$58	$(58)	$1	$1
Cleared derivatives	—	226	—	226
Total	$58	$168	$1	$227
Derivative Liabilities
Uncleared derivatives	$328	$(324)	$—	$4
Cleared derivatives	8	(8)	—	—
Total	$336	$(332)	$—	$4

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

    Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At March 31, 2021 and December 31, 2020, the total par value of outstanding consolidated obligations of the FHLBanks was $696.4 billion and $746.8 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	March 31, 2021		December 31, 2020
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$23,900	0.06%	$27,350	0.10%
Discounts and concessions[1]	(2)		(5)
Total	$23,898		$27,345

1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	March 31, 2021		December 31, 2020
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$32,580	0.78%	$29,224	0.88%
Due after one year through two years	9,547	1.02	9,398	1.10
Due after two years through three years	3,014	2.52	3,296	2.42
Due after three years through four years	3,404	2.94	3,548	3.00
Due after four years through five years	872	2.11	1,058	2.19
Thereafter	5,381	2.45	5,406	2.50
Total par value	54,798	1.24%	51,930	1.36%
Premiums	183		199
Discounts and concessions[1]	(23)		(26)
Fair value hedging adjustments	108		151
Total	$55,066		$52,254

1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	March 31, 2021	December 31, 2020
Non-callable or non-putable	$51,412	$48,610
Callable	3,386	3,320
Total par value	$54,798	$51,930

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

Year of Contractual Maturity or Next Call Date	March 31, 2021	December 31, 2020
Due in one year or less	$35,284	$31,749
Due after one year through two years	10,054	10,038
Due after two years through three years	3,064	3,326
Due after three years through four years	3,454	3,648
Due after four years through five years	657	805
Thereafter	2,285	2,364
Total par value	$54,798	$51,930

Note 8 — Capital

CAPITAL STOCK

The Bank’s capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. The Bank issues a single class of capital stock (Class B capital stock) and has two subclasses of Class B capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding on the Bank’s Statements of Condition. In addition, each member is required to purchase and hold activity-based stock in an amount equal to 0.10 percent of its standby letters of credit. All capital stock issued is subject to a notice of redemption period of five years.

The capital stock requirements established in the Bank’s Capital Plan are designed so that the Bank can remain adequately capitalized as member activity changes. The Bank’s Board of Directors may make adjustments to the capital stock requirements within ranges established in the Capital Plan.
EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days’ written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At March 31, 2021 and December 31, 2020, the Bank’s excess capital stock outstanding was less than $1 million.

MANDATORILY REDEEMABLE CAPITAL STOCK

The Bank reclassifies capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock or MRCS) at the time shares meet the definition of a mandatorily redeemable financial instrument. This occurs after a member provides written notice of intention to withdraw from membership, becomes ineligible for continuing membership, or attains non-member status by merger or consolidation, charter termination, or other involuntary termination from membership. Dividends on MRCS are classified as interest expense on the Statements of Income.

At March 31, 2021 and December 31, 2020, the Bank’s MRCS totaled $36 million and $52 million. During the three months ended March 31, 2021, interest expense on MRCS was less than $1 million. During the three months ended March 31, 2020, interest expense on MRCS was $3 million.

As a result of the final rule on membership issued by the Finance Agency effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance companies ineligible for FHLBank membership. On the effective date of the final rule, the Bank reclassified the total outstanding capital stock held by all of the captive insurance companies that were Bank members, to MRCS. On February 19, 2021, all remaining captive insurance companies that were admitted as members prior to September 12, 2014 had their membership terminated. The Bank immediately redeemed all membership stock from these captive insurance companies; however, the remaining activity-based stock will become subject to the five year redemption period.

The following tables summarize changes in MRCS (dollars in millions):

	For the Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$52	$206
Capital stock reclassified to (from) MRCS, net	—	6
Net payments for repurchases/redemptions of MRCS	(16)	(116)
Balance, end of period	$36	$96

The following table summarizes the Bank’s MRCS by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	March 31, 2021	December 31, 2020
Due in one year or less	$10	$—
Due after one year through two years	1	11
Due after two years through three years	3	2
Due after three years through four years	1	—
Due after four years through five years	10	—
Thereafter[2]	—	27
Past contractual redemption date due to outstanding activity with the Bank	11	12
Total	$36	$52

1    At the Bank’s election, the MRCS may be redeemed prior to the expiration of the five year redemption period that commences on the date of the notice of redemption, or in the case of captive insurance company members, on the date of the membership termination.

2    Represents MRCS with certain captive insurance companies whose membership terminated on February 19, 2021. As their five year redemption period did not start until the membership termination date, all associated MRCS was reported in this line item as of December 31, 2020.

RESTRICTED RETAINED EARNINGS

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of its average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends. At March 31, 2021 and December 31, 2020, the Bank’s restricted retained earnings account totaled $589 million and $576 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in accumulated other comprehensive income (loss) (AOCI) (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 3)	Pension and postretirement benefits	Total AOCI
Balance, December 31, 2019	$48	$(4)	$44
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(164)	—	(164)
Reclassifications from AOCI to net income
Amortization - pension and postretirement	—	1	1
Net current period other comprehensive income (loss)	(164)	1	(163)
Balance, March 31, 2020	$(116)	$(3)	$(119)

Balance, December 31, 2020	$52	$(4)	$48
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	52	—	52
Reclassifications from AOCI to net income
Amortization - pension and postretirement	—	—	—
Net current period other comprehensive income (loss)	52	—	52
Balance, March 31, 2021	$104	$(4)	$100

REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to three regulatory capital requirements:

•Risk-based capital. The Bank must maintain at all times permanent capital greater than or equal to the sum of its credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock (including MRCS), and retained earnings can satisfy this risk-based capital requirement.

•Regulatory capital. The Bank is required to maintain a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including MRCS) and retained earnings. It does not include AOCI.

•Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at March 31, 2021 and December 31, 2020.

In addition to the requirements previously discussed, the Finance Agency Advisory Bulletin on capital stock (the Capital Stock AB) requires each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets. For purposes of the Capital Stock AB, capital stock includes MRCS. The capital stock to total assets ratio is measured on a daily average basis at month end.

If the Bank’s capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations.

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	March 31, 2021		December 31, 2020
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$839	$5,948	$704	$5,744
Regulatory capital	$3,494	$5,948	$3,508	$5,744
Leverage capital	$4,368	$8,921	$4,385	$8,616
Capital-to-assets ratio	4.00%	6.81%	4.00%	6.55%
Capital stock-to-assets ratio	2.00%	3.89%	2.00%	3.78%
Leverage ratio	5.00%	10.21%	5.00%	9.83%

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. The Bank had no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2021 and 2020.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments (dollars in millions). The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis, and on occasion certain impaired mortgage loans held for portfolio on a non-recurring basis. The Bank records all other financial assets and liabilities at amortized cost. The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

	March 31, 2021
		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$255	$255	$—	$—	$—	$255
Interest-bearing deposits	401	—	401	—	—	401
Securities purchased under agreements to resell	3,500	—	3,500	—	—	3,500
Federal funds sold	7,095	—	7,095	—	—	7,095
Trading securities	3,348	—	3,348	—	—	3,348
Available-for-sale securities	15,179	—	15,179	—	—	15,179
Held-to-maturity securities	1,679	—	1,762	5	—	1,767
Advances	47,514	—	48,015	—	—	48,015
Mortgage loans held for portfolio, net	7,906	—	8,059	83	—	8,142
Accrued interest receivable	104	—	104	—	—	104
Derivative assets, net	249	—	112	—	137	249
Other assets	40	40	—	—	—	40
Liabilities
Deposits	(1,968)	—	(1,968)	—	—	(1,968)
Consolidated obligations
Discount notes	(23,898)	—	(23,899)	—	—	(23,899)
Bonds	(55,066)	—	(55,734)	—	—	(55,734)
Total consolidated obligations	(78,964)	—	(79,633)	—	—	(79,633)
Mandatorily redeemable capital stock	(36)	(36)	—	—	—	(36)
Accrued interest payable	(153)	—	(153)	—	—	(153)
Derivative liabilities, net	(1)	—	(240)	—	239	(1)

1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments (dollars in millions):

	December 31, 2020
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

As of March 31, 2021 and December 31, 2020, multiple prices were received for the majority of the Bank’s trading and AFS investment securities. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

Impaired Mortgage Loans Held for Portfolio. The fair value of impaired mortgage loans held for portfolio is estimated by obtaining property values from an external pricing vendor. This vendor utilizes multiple pricing models that generally factor in market observable inputs, including actual sales transactions and home price indices. The Bank applies an adjustment to these values to capture certain limitations in the estimation process and takes into consideration estimated selling costs and expected primary mortgage insurance proceeds. In limited instances, the Bank may estimate the fair value of an impaired mortgage loan by calculating the present value of expected future cash flows discounted at the loan’s effective interest rate.

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

The Bank’s discounted cash flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). The Bank uses the following inputs for measuring the fair value of interest-related derivatives:

•Discount rate assumption. The Bank utilizes the federal funds overnight index swap (OIS) or SOFR OIS curve depending on the terms of the derivative agreement.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	March 31, 2021
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S. Treasury obligations	$—	$2,565	$—	$—	$2,565
Other U.S. obligations	—	106	—	—	106
GSE and Tennessee Valley Authority obligations	—	61	—	—	61
Other non-MBS	—	238	—	—	238
GSE multifamily MBS	—	378	—	—	378
Total trading securities	—	3,348	—	—	3,348
Available-for-sale securities
Other U.S. obligations	—	1,564	—	—	1,564
GSE and Tennessee Valley Authority obligations	—	980	—	—	980
State or local housing agency obligations	—	694	—	—	694
Other non-MBS	—	294	—	—	294
U.S. obligations single-family MBS	—	3,418	—	—	3,418
GSE single-family MBS	—	391	—	—	391
GSE multifamily MBS	—	7,838	—	—	7,838
Total available-for-sale securities	—	15,179	—	—	15,179
Derivative assets, net
Interest-rate related	—	112	—	137	249
Other assets	40	—	—	—	40
Total recurring assets at fair value	$40	$18,639	$—	$137	$18,816
Liabilities
Derivative liabilities, net
Interest-rate related	$—	$(239)	$—	$239	$—
Mortgage loan purchase commitments	—	(1)	—	—	(1)
Total derivative liabilities, net	—	(240)	—	239	(1)
Total recurring liabilities at fair value	$—	$(240)	$—	$239	$(1)

1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	December 31, 2020
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S. Treasury obligations	$—	$4,069	$—	$—	$4,069
Other U.S. obligations	—	114	—	—	114
GSE and Tennessee Valley Authority obligations	—	64	—	—	64
Other non-MBS	—	246	—	—	246
GSE multifamily MBS	—	382	—	—	382
Total trading securities	—	4,875	—	—	4,875
Available-for-sale securities
Other U.S. obligations	—	1,672	—	—	1,672
GSE and Tennessee Valley Authority obligations	—	1,022	—	—	1,022
State or local housing agency obligations	—	693	—	—	693
Other non-MBS	—	302	—	—	302
U.S. obligations single-family MBS	—	3,544	—	—	3,544
GSE single-family MBS	—	446	—	—	446
GSE multifamily MBS	—	8,231	—	—	8,231
Total available-for-sale securities	—	15,910	—	—	15,910
Derivative assets, net
Interest-rate related	—	58	—	168	226
Mortgage loan purchase commitments	—	1	—	—	1
Total derivative assets, net	—	59	—	168	227
Other assets	39	—	—	—	39
Total recurring assets at fair value	$39	$20,844	$—	$168	$21,051
Liabilities
Derivative liabilities, net
Interest-rate related	$—	$(335)	$—	$332	$(3)
Forward settlement agreements (TBAs)	—	(1)	—	—	(1)
Total derivative liabilities, net	—	(336)	—	332	(4)
Total recurring liabilities at fair value	$—	$(336)	$—	$332	$(4)

1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

FAIR VALUE ON A NON-RECURRING BASIS

    The Bank measures certain impaired mortgage loans held for portfolio at Level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. At March 31, 2021 and December 31, 2020, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $2 million and $7 million. These fair values were as of the date the fair value adjustment was recorded during the three months ended March 31, 2021 and year ended December 31, 2020.

Note 10 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At March 31, 2021 and December 31, 2020, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was approximately $617.7 billion and $667.5 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	March 31, 2021			December 31, 2020
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1,2]	$8,220	$50	$8,270	$9,361
Standby bond purchase agreements[2]	385	403	788	797
Commitments to purchase mortgage loans	113	—	113	177
Commitments to issue bonds	36	—	36	—
Commitments to fund advances[2]	898	—	898	252

1    Excludes commitments to issue standby letters of credit of $858 million at March 31, 2021. At December 31, 2020, the Bank had no commitments to issue standby letters of credit outstanding.

2    The Bank has deemed it unnecessary to record any liability for credit losses on these agreements at March 31, 2021 and December 31, 2020.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The original terms of standby letters of credit outstanding at March 31, 2021, range from less than one month to 10 years, currently no later than 2025. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” on the Statements of Condition and amounted to $2 million at both March 31, 2021 and December 31, 2020.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. At March 31, 2021, the Bank had standby bond purchase agreements with seven housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2026. During both the three months ended March 31, 2021 and 2020, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at March 31, 2021 and December 31, 2020 is reported in “Note 6 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Commitments to Issue Bonds. The Bank enters into commitments to issue consolidated obligation bonds in the normal course of its business. At March 31, 2021, the Bank had commitments to issue $36 million of consolidated obligation bonds. At December 31, 2020, the Bank had no commitments to issue consolidated obligation bonds.

Commitments to Fund Advances. The Bank enters into commitments to fund additional advances up to 24 months in the future. At March 31, 2021 and December 31, 2020, the Bank had commitments to fund advances of $898 million and $252 million.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a memorandum account called the first loss account (FLA). For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $157 million and $154 million at March 31, 2021 and December 31, 2020.
Legal Proceedings. The Bank is subject to various pending legal proceedings arising in the normal course of business. Certain of these legal proceedings involve pending litigation with a current member of the Bank stemming from alleged breaches by the member under the Bank’s MPF program and the member’s failure to repay its outstanding advances owed to the Bank. See “Note 4 — Advances” for additional information. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on the Bank’s financial condition or results of operations.
The Bank records legal expenses related to litigation settlements as incurred in other expense on the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement. During the three months ended March 31, 2021, the Bank did not recognize any gains on litigation settlements. During the three months ended March 31, 2020, the Bank recognized $56 million in net gains on litigation settlements through other income (loss), due to the settlement of one of the Bank’s private-label MBS claims, as previously discussed in the Bank’s 2020 Form 10-K.
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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	March 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Advances	$42	—	$1,526	3
Mortgage loans	136	2	154	2
Deposits	15	1	17	1
Capital stock	45	1	110	3

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including MRCS). At March 31, 2021 and December 31, 2020, the Bank did not have any stockholders owning 10 percent or more of its total capital stock outstanding.

Note 12 — Activities with Other FHLBanks

    Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the three months ended March 31, 2021 and 2020 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2021
Chicago	$—	$301	$(301)	$—

2020
Boston	$—	$250	$(250)	$—

During the three months ended March 31, 2021 and 2020, the Bank did not borrow funds from other FHLBanks.

Note 13 — Subsequent Events

Subsequent events have been evaluated from April 1, 2021, through the time of the Form 10-Q filing with the SEC. No material subsequent events requiring disclosure were identified.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our MD&A and Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (SEC) on March 10, 2021 (2020 Form 10-K). Our MD&A is designed to provide information that will help the reader develop a better understanding of our financial statements, key financial statement changes from quarter to quarter, and the primary factors driving those changes. Our MD&A is organized as follows:

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

For additional information regarding these and other risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements, see “Item 1A. Risk Factors” in this quarterly report and in our 2020 Form 10-K. Forward-looking statements apply only as of the date they are made, and we undertake no obligation to update or revise any forward-looking statement.

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

Financial Results
For the three months ended March 31, 2021, we reported net income of $66 million compared to $92 million for the same period in 2020. Our change in net income was primarily driven by net gains on litigation settlements of $56 million recorded during the three months ended March 31, 2020, as discussed further below. Our net income is calculated in accordance with accounting principles generally accepted in the United States of America (GAAP).

Net interest income totaled $110 million for the three months ended March 31, 2021 compared to $109 million for the same period last year. Net interest income was impacted by an increase in net gains on fair value hedge relationships of $23 million and an increase in advance prepayment fee income of $14 million, offset by lower average advance balances and the lower interest rate environment. Our net interest margin increased to 0.51 percent during the three months ended March 31, 2021 compared to 0.35 percent for the same period in 2020 due to these factors.

During the three months ended March 31, 2021, we recorded other income (loss) of $2 million compared to $36 million in the same period last year. During the three months ended March 31, 2020, other income (loss) was primarily impacted by net gains on litigation settlements of $56 million as a result of a settlement with a defendant in our private-label mortgage-backed securities (MBS) litigation. During 2020, all of our remaining private-label MBS litigation cases initially filed were settled. As such, we did not record any litigation settlements during the three months ended March 31, 2021. Other factors impacting other income (loss) included net gains (losses) on trading securities and net gains (losses) on derivatives not qualifying for hedge accounting treatment (economic derivatives), as described below.

    During the three months ended March 31, 2021, we recorded net combined losses of $5 million on our trading securities and associated economic derivatives compared to net combined losses of $22 million for the same period in 2020. These changes in fair value were primarily driven by market volatility, caused in part by COVID-19 and the impact it had on interest rates, as well as credit spreads on our fixed rate trading securities.

Our total assets were $87.4 billion at March 31, 2021 compared to $87.7 billion at December 31, 2020. Advances at March 31, 2021 increased by $1.0 billion from December 31, 2020 due primarily to an increase in borrowings by insurance company members. This increase was partially offset by decreased demand for advances across other institution types, mainly due to increased liquidity in the financial markets and higher member deposit levels.

Total capital increased to $6.0 billion at March 31, 2021 from $5.7 billion at December 31, 2020. Our regulatory capital ratio increased to 6.81 percent at March 31, 2021, from 6.55 percent at December 31, 2020, and was above the required regulatory limit at each period end. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

Adjusted Earnings

As part of evaluating our financial performance, we adjust GAAP net interest income and GAAP net income before assessments for the impact of (i) market adjustments relating to derivative and hedging activities and instruments held at fair value, (ii) realized gains (losses) on investment securities, and (iii) other non-routine and unpredictable items, including, but not limited to, net asset prepayment fee income, mandatorily redeemable capital stock interest expense, discretionary pension contributions, and net gains on litigation settlements, if applicable. The resulting non-GAAP measure, referred to as our adjusted earnings, reflects both adjusted net interest income and adjusted net income.
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

As indicated in the tables that follow, our adjusted net interest income and adjusted net income decreased during the three months ended March 31, 2021 when compared to the same period in 2020. The decline was driven by lower adjusted net interest income due primarily to lower average advance balances and the lower interest rate environment.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended
	March 31,
	2021	2020
GAAP net interest income	$110	$109
Exclude:
Prepayment fees on advances, net[1]	17	4
Prepayment fees on investments, net[2]	—	1
Mandatorily redeemable capital stock interest expense	—	(3)
Market value adjustments on fair value hedges[3]	12	(12)
Total adjustments	29	(10)
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(4)	(1)
Adjusted net interest income	$77	$118
Adjusted net interest margin	0.36%	0.37%

1    Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2    Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

3     Represents market value gains (losses) on derivatives and hedged items in qualifying hedging relationships.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended
	March 31,
	2021	2020
GAAP net income before assessments	$73	$102
Exclude:
Prepayment fees on advances, net[1]	17	4
Prepayment fees on investments, net[2]	—	1
Mandatorily redeemable capital stock interest expense	—	(3)
Market value adjustments on fair value hedges[3]	12	(12)
Net gains (losses) on trading securities	(22)	26
Net gains (losses) on derivatives	17	(48)
Gains on litigation settlements, net	—	56
Include:
Net interest expense on economic hedges	(4)	(1)
Adjusted net income before assessments	45	77
Adjusted AHP assessments[4]	4	8
Adjusted net income	$41	$69

1    Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2    Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

3    Represents market value gains (losses) on derivatives and hedged items in qualifying hedging relationships.

4    Adjusted AHP assessments for this non-GAAP measure are calculated as 10 percent of adjusted net income before assessments. For additional discussion on AHP assessments, refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Affordable Housing Program” in our 2020 Form 10-K.

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Replacement of the LIBOR Benchmark Interest Rate
In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that after 2021 it will no longer compel banks to submit rates for the calculation of LIBOR. In response, the Alternative Reference Rates Committee proposed SOFR as its recommended alternative to U.S. dollar LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in the second quarter of 2018.

In March 2021, the Financial Conduct Authority further announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021 (or, in the case of some more frequently used LIBOR settings, immediately after June 30, 2023). Although the Financial Conduct Authority does not expect LIBOR to become unrepresentative before the applicable cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date.

As previously discussed in our 2020 Form 10-K, many of our advances, investments, consolidated obligation bonds, derivatives, and related collateral are indexed to LIBOR. We are preparing for a transition away from LIBOR as a benchmark interest rate and plan to utilize SOFR as the dominant replacement rate on an ongoing basis. We ceased purchasing investments that reference LIBOR in 2018. In addition, we ceased execution of new LIBOR indexed transactions with maturities beyond December 31, 2021 as of June 30, 2020. We continue to monitor fallback language on our products and are in the process of ensuring we are operationally ready for these fallback activities, including updating our processes and information technology systems to support the transition from LIBOR to an alternative reference rate.

Market activity in SOFR-indexed financial instruments continues to increase and we continue to offer SOFR-indexed advances and issue SOFR-indexed debt. We are also utilizing interest rate swaps based on the federal funds or SOFR overnight index swap (OIS) rates as an alternative to using LIBOR when entering into new derivative transactions.

The following tables summarize our variable rate advances, investments, consolidated obligation bonds and derivatives by interest-rate index at March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021
	LIBOR	SOFR OIS	Federal Funds OIS	Other	Total
Advances, principal amount	$1,106	$175	$—	$12,603	$13,884
Investment securities
Non-mortgage-backed securities, principal amount	1,754	—	—	—	1,754
Mortgage-backed securities, principal amount	7,379	—	—	—	7,379
Total investment securities	9,133	—	—	—	9,133
Consolidated obligation bonds, principal amount	1,450	5,963	—	—	7,413
Total variable rate financial instruments amount	$11,689	$6,138	$—	$12,603	$30,430

Derivatives
Pay leg, notional amount	$10,197	$—	$192	$—	$10,389
Receive leg, notional amount	14,731	5	10,270	—	25,006

	December 31, 2020
	LIBOR	SOFR OIS	Federal Funds OIS	Other	Total
Advances, principal amount	$1,157	$175	$—	$11,267	$12,599
Investment securities
Non-mortgage-backed securities, principal amount	1,819	—	—	—	1,819
Mortgage-backed securities, principal amount	7,726	—	—	—	7,726
Total investment securities	9,545	—	—	—	9,545
Consolidated obligation bonds, principal amount	4,940	7,983	—	—	12,923
Total variable rate financial instruments amount	$15,642	$8,158	$—	$11,267	$35,067

Derivatives
Pay leg, notional amount	$10,412	$—	$76	$—	$10,488
Receive leg, notional amount	15,761	5	9,115	—	24,881

The following tables present our exposure to LIBOR-indexed advances, investments, consolidated obligation bonds and derivatives at March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021
	LIBOR Tenors That Cease or Will no Longer be Representative Immediately After June 30, 2023
	Due/Terminates in 2021	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates Thereafter	Total
Assets Indexed to LIBOR
Advances, principal amount by redemption term	$243	$221	$50	$592	$1,106
Investment securities, by contractual maturity[1]
Non-mortgage-backed securities, principal amount	—	—	133	1,621	1,754
Mortgage-backed securities, principal amount	12	70	205	7,092	7,379
Derivatives, receive leg
Cleared, notional amount	1,735	1,891	1,896	4,420	9,942
Uncleared, notional amount	482	1,054	946	2,307	4,789
Total Principal/Notional Amount	$2,472	$3,236	$3,230	$16,032	$24,970

Liabilities Indexed to LIBOR
Consolidated obligation bonds, principal amount by contractual maturity	$1,450	$—	$—	$—	$1,450
Derivatives, pay leg
Cleared, notional amount	8,637	80	265	660	9,642
Uncleared, notional amount	152	103	50	250	555
Total Principal/Notional Amount	$10,239	$183	$315	$910	$11,647

	December 31, 2020
	LIBOR Tenors That Cease or Will no Longer be Representative Immediately After June 30, 2023
	Due/Terminates in 2021	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates Thereafter	Total
Assets Indexed to LIBOR
Advances, principal amount by redemption term	$293	$221	$50	$593	$1,157
Investment securities, by contractual maturity[1]
Non-mortgage-backed securities, principal amount	—	—	141	1,678	1,819
Mortgage-backed securities, principal amount	12	70	214	7,430	7,726
Derivatives, receive leg
Cleared, notional amount	2,304	1,895	1,928	4,755	10,882
Uncleared, notional amount	482	1,056	1,001	2,340	4,879
Total Principal/Notional Amount	$3,091	$3,242	$3,334	$16,796	$26,463

Liabilities Indexed to LIBOR
Consolidated obligation bonds, principal amount by contractual maturity	$4,940	$—	$—	$—	$4,940
Derivatives, pay leg
Cleared, notional amount	8,837	80	264	660	9,841
Uncleared, notional amount	168	103	50	250	571
Total Principal/Notional Amount	$13,945	$183	$314	$910	$15,352
1    MBS are presented by contractual maturity, however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

For a summary of our risks on the replacement of the LIBOR benchmark interest rate, refer to “Item 1A. Risk Factors” in our 2020 Form 10-K.
CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

The COVID-19 outbreak continues to cause human and economic hardship across the U.S. Following a moderation in the pace of the recovery toward the end of 2020, indicators of economic activity and employment have turned up recently, although the sectors most adversely affected by the pandemic remain weak. Inflation continues to run below two percent. Overall financial conditions remain accommodative, in part reflecting policy measures to support the economy and the flow of credit to U.S. households and businesses.

The path of the economy will depend significantly on the course of the virus, including progress on vaccinations. The ongoing public health crisis continues to weigh on economic activity, employment, and inflation, and poses considerable risks to the economic outlook. In its March 17, 2021 statement, the Federal Open Market Committee (FOMC or Committee) stated that it decided to keep the target range for the federal funds rate at zero to 0.25 percent. The Committee stated that it expects it will be appropriate to maintain this target range until labor market conditions have reached levels consistent with the Committee’s assessments of maximum employment and inflation has risen to two percent and is on track to moderately exceed two percent for some time. The Committee also stated that the assessment will take into account a wide range of information, including readings on public health, labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments.

In response to COVID-19, the Federal Reserve and Congress implemented a multitude of programs to help stabilize market conditions. The Federal Reserve indicated that it will continue to increase its holdings of U.S. Treasuries and agency MBS, until substantial further progress has been made toward the Committee’s maximum employment and price stability goals. These asset purchases help foster smooth market functioning and accommodative financial conditions, thereby supporting the flow of credit to households and businesses.

Mortgage Markets

The impact of COVID-19 significantly affected the U.S. housing markets and resulted in declines in interest rates, home inventory and home sales. In the first quarter of 2021, the housing market began to show signs of recovery and home sales increased to levels above the first quarter of 2020, while housing inventory remained low, resulting in higher home prices. During the first quarter of 2021, mortgage rates increased slightly from the prior year end, however, remained lower, on average, compared to the same period last year. Refinancing activity remained the primary driver of mortgage activity.

The federal government programs to assist homeowners affected by the pandemic, including temporary mortgage payment forbearance and a temporary moratorium on foreclosures and evictions, remained in place during the first quarter of 2021. Forbearances and delinquencies of mortgage loans continued to trend down in the first quarter of 2021, consistent with a decline in the rate of unemployment. The federal government programs are set to expire on June 30, 2021, which could result in an increase in delinquencies and foreclosures in 2021 and beyond.

Interest Rates

    The following table shows information on key market interest rates1:

	First Quarter 2021 3-Month Average	First Quarter 2020 3-Month Average	March 31, 2021 Ending Rate	December 31, 2020 Ending Rate
Federal funds	0.08%	1.23%	0.06%	0.09%
Three-month LIBOR	0.20	1.52	0.19	0.24
SOFR	0.04	1.23	0.01	0.07
2-year U.S. Treasury	0.13	1.09	0.16	0.12
10-year U.S. Treasury	1.33	1.37	1.74	0.92
30-year residential mortgage note	2.87	3.52	3.17	2.67

1    Source: Bloomberg.

In March 2020, the FOMC lowered the Federal Reserve’s key target interest rate, the federal funds rate, to a range of zero to 0.25 percent and maintained that range throughout 2020 and the first quarter of 2021.

The global concerns related to COVID-19 and the resulting impact on economic activity led to lower interest rates, on average, in the first quarter of 2021 when compared to the same period last year. However, as vaccination efforts continue to progress, economic activity has turned up and longer-term interest rates increased during the first quarter of 2021 when compared to the prior year end.

Funding Spreads

The following table reflects our funding spreads to SOFR (basis points)1:

	First Quarter 2021 3-Month Average	First Quarter 2020 3-Month Average	March 31, 2021 Ending Spread	December 31, 2020 Ending Spread
3-month	2.1	5.1	1.2	3.8
2-year	6.4	27.3	5.9	6.6
5-year	13.4	38.7	14.2	16.6
10-year	30.4	70.3	29.6	38.2

1    Source: The Office of Finance.

The following table reflects our funding spreads to U.S. Treasuries (basis points)1:

	First Quarter 2021 3-Month Average	First Quarter 2020 3-Month Average	March 31, 2021 Ending Spread	December 31, 2020 Ending Spread
3-month	1.8	8.4	0.7	2.3
2-year	1.4	12.4	1.2	1.0
5-year	3.3	20.4	2.0	5.3
10-year	11.8	44.4	9.0	18.5

1    Source: The Office of Finance.

As a result of our credit quality and government-sponsored enterprise (GSE) status, we generally have ready access to funding at relatively competitive interest rates. During the first quarter of 2021, our funding spreads to SOFR and U.S. Treasuries generally improved when compared to the prior year end and the same period last year. During the three months ended March 31, 2021, we utilized discount notes and short-term floating rate consolidated obligation bonds in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements.

SELECTED FINANCIAL DATA

    The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Cash and due from banks	$255	$978	$788	$483	$611
Investments[1]	31,202	31,497	32,705	34,315	35,634
Advances	47,514	46,530	48,462	57,942	79,757
Mortgage loans held for portfolio, net[2]	7,906	8,242	8,733	9,246	9,546
Total assets	87,353	87,691	91,154	102,485	126,068
Consolidated obligations
Discount notes	23,898	27,345	30,928	21,364	33,071
Bonds	55,066	52,254	52,343	72,748	84,266
Total consolidated obligations[3]	78,964	79,599	83,271	94,112	117,337
Mandatorily redeemable capital stock	36	52	54	81	96
Total liabilities	81,341	81,951	85,358	96,486	119,335
Capital stock — Class B putable	3,535	3,341	3,432	3,802	4,653
Retained earnings	2,377	2,351	2,359	2,257	2,199
Accumulated other comprehensive income (loss)	100	48	5	(60)	(119)
Total capital	6,012	5,740	5,796	5,999	6,733
Regulatory capital ratio[4]	6.81	6.55	6.41	5.99	5.51

	For the Three Months Ended
Statements of Income	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Net interest income	$110	$103	$141	$119	$109
Provision (reversal) for credit losses on mortgage loans	(1)	(1)	2	—	—
Other income (loss)[5]	2	5	65	15	36
Other expense[6]	40	70	37	39	43
AHP assessments	7	5	16	10	10
Net income	66	34	151	85	92
Selected Financial Ratios[7]
Net interest spread[8]	0.46%	0.40%	0.53%	0.37%	0.25%
Net interest margin[9]	0.51	0.46	0.57	0.43	0.35
Return on average equity (annualized)	4.60	2.37	9.94	5.58	5.51
Return on average capital stock (annualized)	7.88	4.02	16.43	8.53	8.26
Return on average assets (annualized)	0.30	0.15	0.60	0.31	0.29
Average equity to average assets	6.48	6.34	6.05	5.48	5.27
Dividend payout ratio[10]	59.69	125.75	31.82	63.14	63.50

1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2    Includes an allowance for credit losses of less than $1 million at March 31, 2021, $1 million at December 31, 2020, $3 million at September 30, 2020, and $1 million at both June 30, 2020 and March 31, 2020.

3    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $696.4 billion, $746.8 billion, $819.9 billion, $915.8 billion, and $1,174.7 billion at March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020, and March 31, 2020.

4    Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock) and retained earnings.

5    Other income (loss) includes, among other things, net gains (losses) on investment securities and net gains (losses) on derivatives. During the three months ended September 30, 2020 and March 31, 2020, other income (loss) was also impacted by net gains on litigation settlements. The Bank did not record any litigation settlements during the three months ended March 31, 2021, December 31, 2020, and June 30, 2020.

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

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the three months ended March 31, 2021 and 2020 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended
	March 31,
	2021	2020	$ Change	% Change
Net interest income	$110	$109	$1	1%
Provision (reversal) for credit losses on mortgage loans	(1)	—	(1)	(100)
Other income (loss)	2	36	(34)	(94)
Other expense	40	43	(3)	(7)
AHP assessments	7	10	(3)	(30)
Net income	$66	$92	$(26)	(28)%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Three Months Ended March 31,
	2021			2020
	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]
Interest-earning assets
Interest-bearing deposits	$863	0.10%	$—	$384	0.84%	$1
Securities purchased under agreements to resell	2,880	0.06	1	8,709	1.41	30
Federal funds sold	7,634	0.08	1	8,718	1.25	27
Mortgage-backed securities[3,4]	13,373	0.89	29	14,396	2.00	72
Other investments[3,4,5]	8,022	1.30	26	5,447	1.92	26
Advances[4]	47,287	1.13	131	78,875	2.04	399
Mortgage loans[6]	8,069	2.65	53	9,403	3.33	78
Loans to other FHLBanks	3	0.12	—	8	1.61	—
Total interest-earning assets	88,131	1.11	241	125,940	2.02	633
Non-interest-earning assets	1,003	—	—	1,053	—	—
Total assets	$89,134	1.10%	$241	$126,993	2.01%	$633
Interest-bearing liabilities
Deposits	$1,870	0.01%	$—	$969	0.44%	$1
Consolidated obligations
Discount notes	23,620	0.09	5	28,695	1.54	110
Bonds[4]	56,300	0.90	126	89,139	1.85	410
Other interest-bearing liabilities[7]	45	4.46	—	200	5.54	3
Total interest-bearing liabilities	81,835	0.65	131	119,003	1.77	524
Non-interest-bearing liabilities	1,527	—	—	1,304	—	—
Total liabilities	83,362	0.64	131	120,307	1.75	524
Capital	5,772	—	—	6,686	—	—
Total liabilities and capital	$89,134	0.60%	$131	$126,993	1.66%	$524
Net interest income and spread[8]		0.46%	$110		0.25%	$109
Net interest margin[9]		0.51%			0.35%
Average interest-earning assets to interest-bearing liabilities		107.69%			105.83%

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

	Three Months Ended
	March 31, 2021 vs. March 31 2020
	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest income
Interest-bearing deposits	$—	$(1)	$(1)
Securities purchased under agreements to resell	(12)	(17)	(29)
Federal funds sold	(3)	(23)	(26)
Mortgage-backed securities	(5)	(38)	(43)
Other investments	10	(10)	—
Advances	(127)	(141)	(268)
Mortgage loans	(10)	(15)	(25)
Total interest income	(147)	(245)	(392)
Interest expense
Deposits	1	(2)	(1)
Consolidated obligations
Discount notes	(17)	(88)	(105)
Bonds	(119)	(165)	(284)
Other interest-bearing liabilities	(2)	(1)	(3)
Total interest expense	(137)	(256)	(393)
Net interest income	$(10)	$11	$1

NET INTEREST MARGIN

Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. Our net interest income was impacted by an increase in net gains on fair value hedge relationships of $23 million and an increase in advance prepayment fee income of $14 million, offset by lower average advance balances and the lower interest rate environment during the three months ended March 31, 2021 when compared to the same period last year. These factors were the primary reason our net interest margin increased to 0.51 percent during the three months ended March 31, 2021 compared to 0.35 percent for the same period in 2020. The primary components of our interest income and interest expense are discussed further below.

Advances

Interest income on advances decreased during the three months ended March 31, 2021 when compared to the same period in 2020 due primarily to the lower interest rate environment and lower average advance balances, partially offset by an increase of $14 million in advance prepayment fee income. The decrease in average advance balances from the same period in the prior year was primarily a result of a decline in advances from Wells Fargo, Bank N.A. and decreased demand for advances across other institution types, driven primarily by increased liquidity in the financial markets and higher member deposit levels.

Investments

Interest income on investments decreased during the three months ended March 31, 2021 when compared to the same period in 2020 due primarily to the lower interest rate environment. The decline was partially offset by an increase of $24 million in net gains on our investment fair value hedge relationships compared to the same period in 2020.

Bonds

Interest expense on bonds decreased during the three months ended March 31, 2021 when compared to the same period in 2020 due primarily to the lower interest rate environment and lower average bond balances, largely driven by a decrease in the amount of consolidated obligations needed to fund our assets.

Discount Notes

    Interest expense on discount notes decreased during the three months ended March 31, 2021 when compared to the same period in 2020 primarily due to the lower interest rate environment.

Other Income (Loss)

    The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended
	March 31,
	2021	2020
Net gains (losses) on trading securities	$(22)	$26
Net gains (losses) on derivatives	17	(48)
Gains on litigation settlements, net	—	56
Standby letter of credit fees	3	3
Other, net	4	(1)
Total other income (loss)	$2	$36

We recorded other income (loss) of $2 million during the three months ended March 31, 2021 compared to $36 million during the same period in 2020. During the three months ended March 31, 2020, other income (loss) was primarily impacted by net gains on litigation settlements of $56 million as a result of a settlement with a defendant in our private-label MBS litigation. During 2020, all of our remaining private-label MBS litigation cases initially filed were settled. As such, we did not record any litigation settlements during the three months ended March 31, 2021. Other factors impacting other income (loss) included net gains (losses) on economic derivatives and net gains (losses) on trading securities, as described below.

During the three months ended March 31, 2021, we recorded net gains of $17 million on our economic derivatives through other income (loss) compared to net losses of $48 million during the same period in 2020. The changes were primarily driven by changes in the fair value of interest rate swaps used to economically hedge our investment securities portfolio. The fair value changes were primarily driven by market volatility, caused in part by COVID-19 and the impact it had on interest rates. Accounting rules require all derivatives to be recorded at fair value and therefore we may be subject to income statement volatility. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our economic derivatives.

During the three months ended March 31, 2021, we recorded net losses on trading securities of $22 million compared to net gains of $26 million during the same period in 2020. These changes in fair value were primarily due to the impact of changes in interest rates and credit spreads on our fixed rate trading securities which stemmed from market volatility, caused in part by COVID-19. Trading securities are recorded at fair value with changes in fair value reflected through other income (loss).

Hedging Activities

We use derivatives to manage interest rate risk. Accounting rules affect the timing and recognition of income and expense on derivatives and therefore we may be subject to income statement volatility.

If a hedging activity qualifies for hedge accounting treatment (fair value hedge), the net interest settlements of interest receivables or payables related to the derivative are recognized as interest income or expense in the relevant income statement caption consistent with the hedged asset or liability. The net fair value gains and losses of derivatives and hedged items designated in fair value hedge relationships are also recognized as interest income or expense. Amortization of basis adjustments from terminated hedges is also recorded in interest income or expense.

If a hedging activity does not qualify for hedge accounting treatment (economic hedge), the net interest settlements of interest receivables or payables related to the derivative as well as the fair value gains and losses on the derivative are recorded as a component of other income (loss) in “Net gains (losses) on derivatives;” however, there is no fair value adjustment for the corresponding asset or liability being hedged unless changes in the fair value of the asset or liability are normally marked to fair value through earnings (i.e., trading securities and fair value option instruments).

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended March 31, 2021
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(8)	$(9)	$(1)	$(1)	$(19)
Net gains (losses) on derivatives and hedged items	2	11	—	(1)	12
Net interest settlements on derivatives[2]	(48)	(32)	—	38	(42)
Total impact to net interest income	(54)	(30)	(1)	36	(49)
Other income (loss):
Net gains (losses) on derivatives[3]	—	17	—	—	17
Net gains (losses) on trading securities[4]	—	(22)	—	—	(22)
Total impact to other income (loss)	—	(5)	—	—	(5)
Total net effect of hedging activities[5]	$(54)	$(35)	$(1)	$36	$(54)

1    Represents the amortization/accretion of basis adjustments on closed hedge relationships.

2    Represents the interest component on derivatives that qualify for fair value hedge accounting.

3    Represents net gains (losses) on economic derivatives and the related interest settlements.

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended March 31, 2020
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(6)	$(1)	$—	$(1)	$(8)
Net gains (losses) on derivatives and hedged items	1	(13)	—	1	(11)
Net interest settlements on derivatives[2]	(7)	(12)	—	4	(15)
Total impact to net interest income	(12)	(26)	—	4	(34)
Other income (loss):
Net gains (losses) on derivatives[3]	—	(47)	(1)	—	(48)
Net gains (losses) on trading securities[4]	—	26	—	—	26
Total impact to other income (loss)	—	(21)	(1)	—	(22)
Total net effect of hedging activities[5]	$(12)	$(47)	$(1)	$4	$(56)

1    Represents the amortization/accretion of basis adjustments on closed hedge relationships.

2    Represents the interest component on derivatives that qualify for fair value hedge accounting.

3    Represents net gains (losses) on economic derivatives and the related interest settlements.

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

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities and the maturity, call, or prepayment of assets or liabilities previously in hedge relationships. During the three months ended March 31, 2021, we experienced increased amortization activity, primarily due to an increase in prepayments of advances and investments that were previously in a hedge relationship.

NET GAINS (LOSSES) ON DERIVATIVES AND HEDGED ITEMS

The net gains and losses on derivatives and hedged items designated in fair value hedge relationships are recorded in net interest income. Gains (losses) on derivatives and hedged items are primarily driven by changes in the benchmark interest rate, volatility, and the divergence in the valuation curves used to value our assets, liabilities, and derivatives. During the three months ended March 31, 2021, we recorded net gains of $12 million on our fair value hedge relationships compared to losses of $11 million in the same period of the prior year, which primarily stemmed from market volatility, caused in part by COVID-19 and the impact it had on interest rates.

NET INTEREST SETTLEMENTS ON DERIVATIVES

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

NET GAINS (LOSSES) ON DERIVATIVES

We utilize economic derivatives to manage certain risks on our Statements of Condition. Gains and losses on economic derivatives are driven by changes in interest rates and volatility and include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. During the three months ended March 31, 2021, we recorded net gains of $17 million on our economic derivatives compared to net losses of $48 million during the same period last year. The changes were primarily driven by changes in the fair value of interest rate swaps used to economically hedge our investment securities portfolio as highlighted in the table below. These fair value changes were primarily driven by market volatility, caused in part by COVID-19 and the impact it had on interest rates.

Investments

Gains and losses on our trading securities are also due primarily to changes in interest rates and credit spreads. The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Three Months Ended
	March 31,
	2021	2020
Gains (losses) on interest rate swaps economically hedging our investments	$21	$(45)
Interest settlements	(4)	(2)
Net gains (losses) on investment derivatives	17	(47)
Net gains (losses) on related trading securities	(22)	26
Net gains (losses) on economic investment hedge relationships	$(5)	$(21)

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended March 31,
	2021	2020
Compensation and benefits	$21	$18
Contractual services	4	4
Professional fees	4	8
Other operating expenses	5	6
Total operating expenses	34	36
Federal Housing Finance Agency	2	3
Office of Finance	2	2
Other, net	2	2
Total other expense	$40	$43

Other expense decreased for the three months ended March 31, 2021 compared to the same period last year. The decrease was driven primarily by a decline in professional fees resulting from fewer external resources to assist with our technology and operational initiatives, and was offset in part by an increase in compensation and benefits.

STATEMENTS OF CONDITION

Financial Highlights

    Our total assets decreased to $87.4 billion at March 31, 2021 from $87.7 billion at December 31, 2020. Our total liabilities decreased to $81.3 billion at March 31, 2021 from $82.0 billion at December 31, 2020. Total capital increased to $6.0 billion at March 31, 2021 from $5.7 billion at December 31, 2020. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash and Due from Banks

At March 31, 2021, our total cash balance was $255 million compared to $978 million at December 31, 2020, a decrease of $723 million. Our cash balance is influenced by our liquidity needs, member advance activity, market conditions, and the availability of attractive investment opportunities.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	March 31, 2021	December 31, 2020
Commercial banks	$13,121	$14,267
Savings institutions	667	702
Credit unions	4,407	4,787
Insurance companies	28,891	26,074
CDFIs	18	20
Total member advances	47,104	45,850
Housing associates	47	50
Non-member borrowers	185	188
Total par value	$47,336	$46,088

Our total advance par value increased $1.2 billion or three percent at March 31, 2021 when compared to December 31, 2020, primarily due to an increase in borrowings by insurance companies. This increase was partially offset by decreased demand for advances across other institution types mainly due to increased liquidity in the financial markets and higher member deposit levels.

The following table summarizes our advances by product type (dollars in millions):

	March 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Variable rate	$13,884	29	$12,599	27
Fixed rate	31,858	67	31,546	69
Amortizing	1,594	4	1,943	4
Total par value	47,336	100	46,088	100
Premiums	18		18
Discounts	(14)		(3)
Fair value hedging adjustments	174		427
Total advances	$47,514		$46,530

Fair value hedging adjustments changed $253 million at March 31, 2021 when compared to December 31, 2020 due primarily to the impact of interest rates on our cumulative fair value adjustments on advances in hedge relationships.

At March 31, 2021 and December 31, 2020, 28 percent and 25 percent of our advances were variable rate callable advances. Callable advances may be prepaid by borrowers on pertinent dates (call dates) and therefore provide borrowers a source of long-term financing with prepayment flexibility. Interest rates on our variable rate callable advances reset at each call date to be consistent with either the underlying index or our current underlying cost of funds rate. We generally fund our variable rate callable advances with either discount notes or short-term floating rate debt. For additional discussion on our funding strategies, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

At March 31, 2021 and December 31, 2020, advances outstanding to our five largest member borrowers totaled $16.8 billion and $15.5 billion, representing 35 percent and 34 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at March 31, 2021 (dollars in millions):

	Amount	% of Total
Principal Life Insurance Company	$4,250	9
Allianz Life Insurance Company of North America	3,600	8
EquiTrust Life Insurance Company	3,100	6
Midland National Life Insurance Company[1]	3,073	6
Transamerica Life Insurance Company	2,755	6
Total par value	$16,778	35

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

Mortgage Loans

    The following tables summarize information on our mortgage loans held for portfolio (dollars in millions):

	March 31, 2021	December 31, 2020
Fixed rate conventional loans	$7,336	$7,646
Fixed rate government-insured loans	461	481
Total unpaid principal balance	7,797	8,127
Premiums	102	107
Discounts	(3)	(3)
Basis adjustments from mortgage loan purchase commitments	10	12
Total mortgage loans held for portfolio	7,906	8,243
Allowance for credit losses[1]	—	(1)
Total mortgage loans held for portfolio, net	$7,906	$8,242
1    Our allowance for credit losses was less than $1 million at March 31, 2021.

Our total mortgage loans decreased $0.3 billion or four percent at March 31, 2021 when compared to December 31, 2020. The decrease was primarily due to principal paydowns exceeding loan purchases as a result of continued refinancing activity driven by lower rates.

We evaluate mortgage loans for credit losses on a quarterly basis. For additional discussion on our mortgage loan credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	March 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$401	1	$401	1
Securities purchased under agreements to resell	3,500	11	4,800	15
Federal funds sold	7,095	23	3,695	12
U.S. Treasury obligations[2]	1,712	6	3,211	10
Total short-term investments	12,708	41	12,107	38
Long-term investments[3]
Mortgage-backed securities
GSE single-family	1,485	5	1,671	5
GSE multifamily	8,216	26	8,613	28
U.S. obligations single-family[2]	3,421	11	3,547	11
Private-label residential	5	—	6	—
Total mortgage-backed securities	13,127	42	13,837	44
Non-mortgage-backed securities
U.S. Treasury obligations[2]	853	3	858	3
Other U.S. obligations[2]	1,670	5	1,786	6
GSE and Tennessee Valley Authority obligations	1,419	4	1,465	4
State or local housing agency obligations	893	3	896	3
Other	532	2	548	2
Total non-mortgage-backed securities	5,367	17	5,553	18
Total long-term investments	18,494	59	19,390	62
Total investments	$31,202	100	$31,497	100

1    Short-term investments have original maturities equal to or less than one year.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

3    Long-term investments have original maturities of greater than one year.

Our investments decreased $0.3 billion or one percent at March 31, 2021 when compared to December 31, 2020 due primarily to paydowns and/or maturities of U.S. Treasury obligations and MBS. The decline was offset in part by an increase in money market investments, which are primarily held for liquidity purposes.

The Finance Agency limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 2.18 and 2.40 at March 31, 2021 and December 31, 2020.

We evaluate investments for credit losses on a quarterly basis. For additional discussion on our investment credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”

Consolidated Obligations

    Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At March 31, 2021 and December 31, 2020, the carrying value of consolidated obligations for which we are primarily liable totaled $79.0 billion and $79.6 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	March 31, 2021	December 31, 2020
Par value	$23,900	$27,350
Discounts and concession fees[1]	(2)	(5)
Total	$23,898	$27,345
1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes decreased $3.4 billion or 13 percent at March 31, 2021 when compared to December 31, 2020. Although the balance declined from prior year end, during the three months ended March 31, 2021, we continued to utilize discount notes in an effort to capture attractive funding and meet our liquidity requirements.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	March 31, 2021	December 31, 2020
Total par value	$54,798	$51,930
Premiums	183	199
Discounts and concession fees[1]	(23)	(26)
Fair value hedging adjustments	108	151
Total bonds	$55,066	$52,254
1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds increased $2.8 billion or five percent at March 31, 2021 when compared to December 31, 2020. During the three months ended March 31, 2021, we increased our utilization of short-term floating rate consolidated obligation bonds in an effort to capture attractive funding and match the repricing structures on assets. Fair value hedging adjustments also changed $43 million at March 31, 2021 when compared to December 31, 2020 due primarily to the impact of interest rates on our cumulative fair value adjustments on bonds in hedge relationships.

For additional information on our consolidated obligations, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Capital

The following table summarizes information on our capital (dollars in millions):

	March 31, 2021	December 31, 2020
Capital stock	$3,535	$3,341
Retained earnings	2,377	2,351
Accumulated other comprehensive income (loss)	100	48
Total capital	$6,012	$5,740

Our capital increased $0.3 billion or five percent at March 31, 2021 when compared to December 31, 2020, due primarily to an increase in required membership capital stock. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for additional information on our capital.

Derivatives

    We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	March 31, 2021	December 31, 2020
Interest rate swaps
Noncallable	$33,891	$33,848
Callable by counterparty	1,378	1,383
Callable by the Bank	126	138
Total interest rate swaps	35,395	35,369
Forward settlement agreements (TBAs)	105	169
Mortgage loan purchase commitments	113	177
Total notional amount	$35,613	$35,715

The notional amount of our derivative contracts remained relatively stable at March 31, 2021 when compared to December 31, 2020. For additional discussion regarding our use of derivatives, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the three months ended March 31, 2021, proceeds from the issuance of bonds and discount notes were $15.9 billion and $67.3 billion compared to $17.7 billion and $32.2 billion for the same period in 2020. During the three months ended March 31, 2021, we increased our utilization of discount notes and short-term floating rate consolidated obligation bonds compared to the first quarter of 2020 in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements.

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of April 30, 2021, our consolidated obligations were rated AA+/A-1+ by Standard and Poor’s and Aaa/P-1 by Moody’s and both ratings had a stable outlook. As of April 30, 2021, our consolidated obligations were rated AAA with a negative outlook by Fitch Ratings, consistent with the U.S. sovereign AAA rating and negative outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2020 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At March 31, 2021 and December 31, 2020, the total par value of outstanding consolidated obligations for which we are primarily liable was $78.7 billion and $79.3 billion. At March 31, 2021 and December 31, 2020, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was $617.7 billion and $667.5 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of April 30, 2021, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

    We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the three months ended March 31, 2021, repayments of consolidated obligations totaled $83.8 billion compared to $53.9 billion for the same period in 2020.

During the three months ended March 31, 2021, advance disbursements totaled $25.4 billion compared to $78.3 billion for the same period in 2020. Advance disbursements will vary from period to period depending on member needs and declined during 2021 mainly due to increased liquidity in the financial markets and higher member deposit levels. During the three months ended March 31, 2021, investment purchases (excluding overnight investments) totaled $0.6 billion compared to $7.8 billion for the same period in 2020. Investment purchases during each period were primarily driven by the purchase of money market investments, including secured resale agreements, or U.S. Treasury securities in an effort to manage our liquidity position.

We also use liquidity to purchase mortgage loans, redeem member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

LIQUIDITY REQUIREMENTS
We are subject to certain liquidity requirements set forth by the Finance Agency and maintain a liquidity contingency funding plan designed to enable us to meet our obligations and the liquidity needs of our members in the event of short-term capital market disruptions, or operational disruptions at our Bank and/or the Office of Finance. For additional details on these liquidity requirements, refer to our 2020 Form 10-K. Our primary liquidity requirement is discussed further below.
Finance Agency Advisory Bulletin on FHLBank Liquidity (the Liquidity Guidance AB) – This guidance requires us to maintain sufficient liquidity for a period of 10 to 30 calendar days. The base case scenario requires 20 days of positive daily cash balances and assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including very large highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. At March 31, 2021 and December 31, 2020, we were in compliance with this base case liquidity guidance.

This Liquidity Guidance AB also specifies appropriate funding gap limits to address the risks associated with a FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of total assets. The guidance provides funding gap limits within the range of negative 10 percent to negative 20 percent for a three-month horizon and negative 25 percent to negative 35 percent for a one-year horizon. At March 31, 2021 and December 31, 2020, we adhered to these funding gap requirements.

Capital

CAPITAL REQUIREMENTS

    We are subject to certain regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock, (including mandatorily redeemable capital stock), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock) and retained earnings. It does not include accumulated other comprehensive income (loss) (AOCI). Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At March 31, 2021 and December 31, 2020, we did not hold any nonpermanent capital. At March 31, 2021 and December 31, 2020, we were in compliance with all three of the Finance Agency’s regulatory capital requirements.

    In addition to the requirements previously discussed, the Finance Agency Advisory Bulletin on capital stock (the Capital Stock AB) requires each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets. For purposes of the Capital Stock AB, capital stock includes mandatorily redeemable capital stock. The capital stock to total assets ratio is measured on a daily average basis at month end. At March 31, 2021 and December 31, 2020, we were in compliance with the Capital Stock AB. Refer to “Item 1. Financial Statements — Note 8 — Capital” for additional information on our regulatory capital requirements.

CAPITAL STOCK
Our capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. We issue a single class of capital stock (Class B stock) and have two subclasses of Class B capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10.0 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding. In addition, we require each member to purchase and hold activity-based stock in an amount equal to 0.10 percent of its standby letters of credit. All capital stock issued is subject to a notice of redemption period of five years.

The capital stock requirements established in our Capital Plan are designed so that we can remain adequately capitalized as member activity changes. Our Board of Directors may make adjustments to the capital stock requirements within ranges established in our Capital Plan.

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	March 31, 2021	December 31, 2020
Commercial banks	$1,491	$1,446
Savings institutions	85	77
Credit unions	536	514
Insurance companies	1,422	1,303
CDFIs	1	1
Total GAAP capital stock	3,535	3,341
Mandatorily redeemable capital stock	36	52
Total regulatory capital stock	$3,571	$3,393

The increase in regulatory capital stock held at March 31, 2021 when compared to December 31, 2020 was primarily due to an increase in required membership capital stock. For additional information on our capital stock, refer to Item 1. Financial Statements — Note 8 — Capital.”

Retained Earnings
Our risk management policies include a target level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve our targeted level of retained earnings. At March 31, 2021 and December 31, 2020, our actual retained earnings exceeded our retained earnings target.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other Federal Home Loan Banks in 2011. Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of our average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At March 31, 2021 and December 31, 2020, our restricted retained earnings account totaled $589 million and $576 million. One percent of our average balance of outstanding consolidated obligations for the three months ended March 31, 2021 was $798 million.
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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended
	March 31,
	2021	2020
Aggregate cash dividends paid[1]	$40	$59
Effective combined annualized dividend rate paid on capital stock[2]	4.61%	5.14%
Annualized dividend rate paid on membership capital stock	3.00%	3.25%
Annualized dividend rate paid on activity-based capital stock	5.50%	5.75%
Average three-month LIBOR	0.20%	1.52%
Average SOFR	0.04%	1.23%

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our 2020 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2021.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

LIBOR Transition

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that after 2021 it will no longer persuade or compel banks to submit rates for the calculation of LIBOR. On March 5, 2021, the Financial Conduct Authority further announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. Although the Financial Conduct Authority does not expect LIBOR to become unrepresentative before the applicable cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. The Financial Conduct Authority’s announcement constitutes an index cessation event under the 2006 International Swaps and Derivatives Association, Inc. (ISDA) Definitions (Supplement) and the ISDA 2020 IBOR Fallbacks Protocol (Protocol). As a result, the fallback spread adjustment for each tenor is fixed as of the date of the announcement.

For a discussion of the potential impact of the LIBOR transition, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview.”

COVID-19 Developments

AMERICAN RESCUE PLAN ACT OF 2021

On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which provided an additional $1.9 trillion dollars for COVID-19 pandemic relief. Among other appropriations, the legislation allocated $7.25 billion in additional funds to support the Paycheck Protection Program (PPP) loan program. Also, as part of the legislation, eligibility for PPP was expanded to include certain nonprofits and digital news services. Since the legislation did not expand the PPP application deadline beyond March 31, 2021, the PPP Extension Act of 2021 was signed into law on March 30, 2021, which extended the application deadline to May 31, 2021.

FEDERAL RESERVE BOARD EXTENDS PPP LIQUIDITY FACILITY

On March 8, 2021, the Federal Reserve Board issued a press release announcing it will extend the PPP Liquidity Facility (PPPLF), which was set to expire on March 31, 2021 to June 30, 2021. The Commercial Paper Funding Facility, Money Market Mutual Fund Liquidity Facility, and the Primary Dealer Credit Facility expired on March 31, 2021, since such facilities had not received significant usage. The PPPLF provides collateralized PPP loan liquidity to eligible Federal Reserve member financial institutions in order to facilitate PPP loan originations at such financial institutions.

FINANCE AGENCY EXTENSION OF LOAN ORIGINATION FLEXIBILITIES

On March 31, 2020, the Finance Agency announced authorization of loan processing flexibilities for Fannie Mae and Freddie Mac customers. Origination flexibilities included allowing desktop appraisals on new construction loans; allowing flexibility on demonstrating construction has been completed; allowing flexibility for borrowers to provide certain documentation; and expanding the use of power of attorney and remote online notarizations. On March 11, 2021, the Finance Agency extended previously authorized COVID-related loan flexibilities to April 30, 2021; all such flexibilities were set to expire on March 31, 2021. The flexibilities extended to April 30, 2021 include alternative appraisals on purchase and rate term refinance loans; alternative methods for documenting income and verifying employment before loan closing; and expanding the use of power of attorney to assist with loan closings. On April 21, 2021, the Finance Agency announced that some temporary loan origination flexibilities have been extended until May 31, 2021, which includes flexibilities for alternative appraisals on purchase and rate-term refinance loans. Temporary flexibilities related to employment verification, condominium project reviews, and expanded power of attorney are being allowed to expire on April 30, 2021.

While some provisions of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) have expired, others have been extended by regulatory and legislative action. Additional phases of the CARES Act, American Rescue Plan Act of 2021, or other COVID-19 pandemic relief legislation may be enacted by Congress. We continue to evaluate the potential impact of such legislation on our business, including its continued impact to the U.S. economy, impacts to mortgages held or serviced by our members and that we accept as collateral, and the impacts on our MPF program.

ADDITIONAL COVID-19 PRESIDENTIAL, LEGISLATIVE AND REGULATORY DEVELOPMENTS

In light of the COVID-19 pandemic, the former and current Presidents of the United States, through executive orders, governmental agencies, including the SEC, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the Finance Agency, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, some of which may have a direct or indirect impact on us or our members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

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

We monitor and manage to MVCS policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner.

Prior to March 1, 2021, our down 200 basis point parallel policy limit was suspended when the 10-year swap rate was below 2.50 percent and remained so for five consecutive days. At December 31, 2020, the 10-year swap rate was below 2.50 percent for five consecutive days, and therefore the associated policy limit was suspended. As of March 1, 2021, our down 200 basis point parallel policy limit is suspended when the 10-year swap rate is below 1.50 percent and remains so for five consecutive days. At March 31, 2021, the 10-year swap rate was 1.78 percent and the associated policy limit was in effect. We were in compliance with the MVCS policy limits in effect at March 31, 2021 and December 31, 2020. Our base case MVCS remained relatively stable and was $172.5 at March 31, 2021 compared to $171.0 at December 31, 2020.

For more information on our MVCS, including policy limits, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Market Value of Capital Stock Sensitivity” in our 2020 Form 10-K.

PROJECTED INCOME SENSITIVITY

Projected income sensitivity is measured as the change in spread between projected 24-month return on average capital stock (ROACS) and average projected SOFR. We monitor and manage projected 24-month income sensitivity in an effort to limit the short-term earnings volatility of the Bank. The projected 24-month income sensitivity is based on forward interest rates, which allows for negative rates, business, and risk management assumptions.

We monitor and manage to policy limits, which are based on declines in 24-month projected ROACS spread to average projected SOFR from base spread for the up and down 100 and 200 basis points parallel interest rate change scenarios as well as the up and down 100 basis points non-parallel interest rate change scenarios. Additionally, there is a limit on the decline in ROACS from base ROACS for certain basis shock scenarios to limit basis risk exposure. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner.

Effective March 1, 2021, our policy limits for the up and down 100 and 200 basis points parallel interest rate change scenarios, as well as the up and down 100 basis points non-parallel interest rate change scenarios, were updated to SOFR plus 250 basis points over 24-month horizons. In addition, as of March 1, 2021, our down 200 basis point parallel policy limit is suspended when the 10-year swap rate is below 1.50 percent and remains so for five consecutive days. At March 31, 2021, the 10-year swap rate was 1.78 percent and the associated policy limit was in effect.

As of March 31, 2021, we breached our policy limit for the down 200 basis point interest rate change scenario. We may continue to be out of compliance with this policy limit in the near term; however, we are working to expand our hedging strategies in an effort to provide additional tools to manage our income. We were in compliance with all other projected 24-month income sensitivity policy limits in effect as of March 31, 2021 and December 31, 2020.

For more information on our Projected Income Sensitivity, including our policy limits in effect as of the prior year end, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Projected Income Sensitivity” in our 2020 Form 10-K.

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

For additional information on our compliance with regulatory capital requirements as well as our targeted retained earnings, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital.”

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

At March 31, 2021 and December 31, 2020, borrowers pledged $285.0 billion and $280.5 billion of collateral (net of applicable discounts) to support activity with us, including advances. At March 31, 2021 and December 31, 2020, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

    We evaluate advances for credit losses on a quarterly basis. We have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of March 31, 2021 and December 31, 2020. Refer to “Item 1. Financial Statements — Note 4 — Advances” for additional information.

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

The following table presents the unpaid principal balance of our mortgage loans by product type (dollars in millions):

Product Type	March 31, 2021	December 31, 2020
Conventional	$7,336	$7,646
Government	461	481
Total mortgage loan unpaid principal balance	$7,797	$8,127

We manage the credit risk on mortgage loans by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our PFIs, and (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs.

We evaluate mortgage loans for credit losses on a quarterly basis and establish an allowance for credit losses to reflect management’s estimate of expected credit losses inherent in the portfolio. At March 31, 2021, we had an allowance for credit losses of less than $1 million on our conventional mortgage loans due to expected credit losses on collectively evaluated loans being offset in part by expected recoveries of prior charge-offs on individually evaluated loans during the quarter. At December 31, 2020, the Bank’s allowance for credit losses on conventional mortgage loans totaled $1 million. We have never experienced a credit loss on our government-insured mortgage loans. At March 31, 2021 and December 31, 2020, we determined no allowance for credit losses was necessary on our government-insured mortgage loans.

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At March 31, 2021, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of eligible regulatory capital and the counterparty’s overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of our total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for extensions of unsecured credit, excluding overnight federal funds sold, ranges from three to 15 percent based on the counterparty’s credit rating. Our total unsecured exposure to a counterparty, including overnight federal funds sold, may not exceed twice that amount, or a total of six to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. At March 31, 2021, we were in compliance with the regulatory limits established for unsecured credit.

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

At March 31, 2021, our unsecured short-term investment exposure consisted of overnight interest-bearing deposits and federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile (excluding accrued interest receivable) (dollars in millions):

	March 31, 2021
	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
Domestic	$—	$400	$400
U.S. branches and agency offices of foreign commercial banks
Australia	800	—	800
Canada	—	1,140	1,140
Finland	800	—	800
France	—	350	350
Germany	695	—	695
Netherlands	—	570	570
Norway	300	—	300
Sweden	800	1,140	1,940
Switzerland	—	500	500
Total U.S. branches and agency offices of foreign commercial banks	3,395	3,700	7,095
Total unsecured short-term investment exposure	$3,395	$4,100	$7,495

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

Investment Ratings

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	March 31, 2021
	Credit Rating[1]
	AAA	AA	A	BBB	Unrated[2]	Total
Interest-bearing deposits	$—	$1	$400	$—	$—	$401
Securities purchased under agreements to resell	—	—	3,000	—	500	3,500
Federal funds sold	—	3,395	3,700	—	—	7,095
Investment securities:
Mortgage-backed securities
GSE single-family	—	1,485	—	—	—	1,485
GSE multifamily	—	8,216	—	—	—	8,216
U.S. obligations single-family[3]	—	3,421	—	—	—	3,421
Private-label residential[4]	—	3	1	1	—	5
Total mortgage-backed securities	—	13,125	1	1	—	13,127
Non-mortgage-backed securities
U.S. Treasury obligations[3]	—	2,565	—	—	—	2,565
Other U.S. obligations[3]	—	1,670	—	—	—	1,670
GSE and Tennessee Valley Authority obligations	—	1,419	—	—	—	1,419
State or local housing agency obligations	700	193	—	—	—	893
Other	443	89	—	—	—	532
Total non-mortgage-backed securities	1,143	5,936	—	—	—	7,079
Total investments	$1,143	$22,457	$7,101	$1	$500	$31,202

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

4     On April 26, 2021, Standard and Poor’s downgraded the credit rating on a private-label MBS from double-A to single-A.

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

We evaluate investments for credit losses on a quarterly basis. At March 31, 2021 and December 31, 2020, we determined no allowance for credit losses was necessary on our investments. Refer to “Item 1. Financial Statements — Note 3 — Investments” for additional information on our allowance for credit losses.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	March 31, 2021
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
AA2	$201	$19	$(19)	$—
A	747	2	(1)	1
BBB[2]	29	2	(2)	—
Cleared derivatives[3]	29,212	5	238	243
Liability positions with credit exposure
Uncleared derivatives
A	3,622	(87)	90	3
BBB	1,689	(68)	70	2
Total derivative positions with credit exposure to non-member counterparties	35,500	(127)	376	249
Member institutions[2,4]	10	—	—	—
Total	35,510	$(127)	$376	$249
Derivative positions without credit exposure	103
Total notional	$35,613

1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.

2    Net credit exposure is less than $1 million.

3    Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing's parent, CME Group Inc. was rated Aa3 by Moody's and AA- by Standard and Poor's at March 31, 2021.

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

3    Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing's parent, CME Group Inc. was rated Aa3 by Moody's and AA- by Standard and Poor’s at December 31, 2020.

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

In response to COVID-19, the majority of our employees continue to work remotely, with a limited number of employees voluntarily working from our headquarters. Many of our members, vendors, and regulators continue to work remotely. While our operations have changed as a result of the global pandemic, we currently do not believe the current working arrangement creates additional operational risk. Refer to “Item 1A. Risk Factors” in our 2020 Form 10-K for additional information.

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

Strategic Risk

We define strategic risk as the risk arising from adverse strategic business decisions, poor implementation and/or execution of strategic plans, or a disproportionate response to changes in the industry and operating environment. We consider legislative and reputational risks to be components of strategic risk. From time to time, proposals are made, or legislative and regulatory changes are considered, which could affect our cost of doing business or other aspects of our business. We mitigate strategic risk through strategic business planning and monitoring of our external and internal environment. For additional information on some of the more important risks we face, refer to “Item 1A. Risk Factors” in our 2020 Form 10-K.

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Item 1. Financial Statements — Note 10 — Commitments and Contingencies” for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2020 Form 10-K. There have been no material changes to our risk factors during the three months ended March 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Executive Changes

Effective April 8, 2021, William R. Bemis, Senior Vice President and Chief Capital Markets Officer, resigned from the Bank. As a result, William W. Osborn, Executive Vice President and Chief Business Officer expanded his current role to include capital markets beginning April 9, 2021. Mr. Osborn’s additional responsibilities include overseeing the treasury and portfolio strategy functions of the Bank. Prior to joining the Bank in August 2020, Mr. Osborn served as senior vice president and chief financial officer at the Federal Home Loan Bank of Topeka, a role in which included capital markets responsibilities and leadership.

ITEM 6. EXHIBITS

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective December 13, 2018[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended and approved by the Federal Housing Finance Agency on May 31, 2015[3]
10.1	2021 Director Fee Policy, effective January 1, 2021[4]
10.2	Federal Home Loan Bank of Des Moines Seventh Amended and Restated Benefit Equalization Plan, effective January 1, 2021[4]
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

1    Incorporated by reference from our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

2    Incorporated by reference from our Form 8-K filed with the SEC on December 17, 2018 (Commission File No. 000-51999).

3    Incorporated by reference from our Form 10-Q filed with the SEC on November 10, 2020 (Commission File No. 000-51999).

4    Incorporated by reference from our Form 10-K filed with the SEC on March 10, 2021 (Commission File No. 000-51999).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	May 10, 2021

By:	/s/ Kristina K. Williams
Kristina K. Williams President and Chief Executive Officer

By:	/s/ Joelyn R. Jensen-Marren
Joelyn R. Jensen-Marren Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)