Form 10-Q
period 2021-06-30
Federal Home Loan Bank of Des Moines
filed 2021-08-09
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2021
Class B Stock, par value $100	34,821,405

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$52	$978
Interest-bearing deposits (Note 3)	426	401
Securities purchased under agreements to resell (Note 3)	4,500	4,800
Federal funds sold (Note 3)	7,085	3,695
Investment securities (Note 3)
Trading securities	1,403	4,875
Available-for-sale securities (amortized cost of $14,656 and $15,858)	14,758	15,910
Held-to-maturity securities (fair value of $1,631 and $1,921)	1,540	1,816
Total investment securities	17,701	22,601
Advances (Note 4)	45,560	46,530
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1 (Note 5)	7,545	8,242
Accrued interest receivable	88	97
Derivative assets, net (Note 6)	204	227
Other assets, net	124	120
TOTAL ASSETS	$83,285	$87,691
LIABILITIES
Deposits
Interest-bearing	1,638	1,635
Non-interest-bearing	172	273
Total deposits	1,810	1,908
Consolidated obligations (Note 7)
Discount notes (includes $10,999 and $0 at fair value held under fair value option)	23,098	27,345
Bonds	52,081	52,254
Total consolidated obligations	75,179	79,599
Mandatorily redeemable capital stock (Note 8)	35	52
Accrued interest payable	134	145
Affordable Housing Program payable	152	162
Derivative liabilities, net (Note 6)	4	4
Other liabilities	61	81
TOTAL LIABILITIES	77,375	81,951
Commitments and contingencies (Note 10)
CAPITAL (Note 8)
Capital stock - Class B putable ($100 par value); 35 and 34 issued and outstanding shares	3,429	3,341
Retained earnings
Unrestricted	1,785	1,775
Restricted	598	576
Total retained earnings	2,383	2,351
Accumulated other comprehensive income (loss)	98	48
TOTAL CAPITAL	5,910	5,740
TOTAL LIABILITIES AND CAPITAL	$83,285	$87,691

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
INTEREST INCOME
Advances	$121	$231	$252	$630
Interest-bearing deposits	1	—	1	1
Securities purchased under agreements to resell	—	1	1	31
Federal funds sold	2	1	3	28
Trading securities	10	14	22	23
Available-for-sale securities	22	62	58	137
Held-to-maturity securities	6	10	13	24
Mortgage loans held for portfolio	50	67	103	145
Total interest income	212	386	453	1,019
INTEREST EXPENSE
Consolidated obligations - Discount notes	3	43	8	153
Consolidated obligations - Bonds	117	223	243	633
Deposits	—	—	—	1
Mandatorily redeemable capital stock	1	1	1	4
Total interest expense	121	267	252	791
NET INTEREST INCOME	91	119	201	228
Provision (reversal) for credit losses on mortgage loans	1	—	—	—
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	90	119	201	228
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(2)	10	(24)	36
Net gains (losses) on derivatives	(8)	(5)	9	(53)
Gains on litigation settlements, net	—	—	—	56
Standby letter of credit fees	2	3	5	6
Other, net	7	7	11	6
Total other income (loss)	(1)	15	1	51
OTHER EXPENSE
Compensation and benefits	18	17	39	35
Contractual services	5	4	9	8
Professional fees	3	8	7	16
Other operating expenses	5	5	10	11
Federal Housing Finance Agency	2	2	4	5
Office of Finance	2	1	4	3
Other, net	1	2	3	4
Total other expense	36	39	76	82
NET INCOME BEFORE ASSESSMENTS	53	95	126	197
Affordable Housing Program assessments	6	10	13	20
NET INCOME	$47	$85	$113	$177

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$47	$85	$113	$177
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	(2)	60	50	(104)
Pension and postretirement benefits	—	(1)	—	—
Total other comprehensive income (loss)	(2)	59	50	(104)
TOTAL COMPREHENSIVE INCOME (LOSS)	$45	$144	$163	$73

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, MARCH 31, 2020	47	$4,653	$1,677	$522	$2,199	$(119)	$6,733
Comprehensive income (loss)	—	—	68	17	85	59	144
Proceeds from issuance of capital stock	5	547	—	—	—	—	547
Repurchases/redemptions of capital stock	(14)	(1,398)	—	—	—	—	(1,398)
Partial recovery of prior capital distribution to Financing Corporation	—	—	26	—	26	—	26
Cash dividends on capital stock	—	—	(53)	—	(53)	—	(53)
BALANCE, JUNE 30, 2020	38	$3,802	$1,718	$539	$2,257	$(60)	$5,999

BALANCE, MARCH 31, 2021	35	$3,535	$1,788	$589	$2,377	$100	$6,012
Comprehensive income (loss)	—	—	38	9	47	(2)	45
Proceeds from issuance of capital stock	8	782	—	—	—	—	782
Repurchases/redemptions of capital stock	(7)	(808)	—	—	—	—	(808)
Net shares reclassified (to) from mandatorily redeemable capital stock	(1)	(80)	—	—	—	—	(80)
Cash dividends on capital stock	—	—	(41)	—	(41)	—	(41)
BALANCE, JUNE 30, 2021	35	$3,429	$1,785	$598	$2,383	$98	$5,910

BALANCE, DECEMBER 31, 2019	45	$4,517	$1,661	$504	$2,165	$44	$6,726
Adjustment for cumulative effect of accounting change	—	—	1	—	1	—	1
Comprehensive income (loss)	—	—	142	35	177	(104)	73
Proceeds from issuance of capital stock	26	2,621	—	—	—	—	2,621
Repurchases/redemptions of capital stock	(33)	(3,330)	—	—	—	—	(3,330)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(6)	—	—	—	—	(6)
Partial recovery of prior capital distribution to Financing Corporation	—	—	26	—	26	—	26
Cash dividends on capital stock	—	—	(112)	—	(112)	—	(112)
BALANCE, JUNE 30, 2020	38	$3,802	$1,718	$539	$2,257	$(60)	$5,999

BALANCE, DECEMBER 31, 2020	34	$3,341	$1,775	$576	$2,351	$48	$5,740
Comprehensive income (loss)	—	—	91	22	113	50	163
Proceeds from issuance of capital stock	15	1,501	—	—	—	—	1,501
Repurchases/redemptions of capital stock	(13)	(1,333)	—	—	—	—	(1,333)
Net shares reclassified (to) from mandatorily redeemable capital stock	(1)	(80)	—	—	—	—	(80)
Cash dividends on capital stock	—	—	(81)	—	(81)	—	(81)
BALANCE, JUNE 30, 2021	35	$3,429	$1,785	$598	$2,383	$98	$5,910

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$113	$177
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	22	(47)
Net (gains) losses on trading securities	24	(36)
Net change in derivatives and hedging activities	204	(319)
Other adjustments, net	15	6
Net change in:
Accrued interest receivable	(2)	26
Other assets	(4)	4
Accrued interest payable	(11)	(79)
Other liabilities	(13)	17
Total adjustments	235	(428)
Net cash provided by (used in) operating activities	348	(251)
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	85	(390)
Securities purchased under agreements to resell	300	10,650
Federal funds sold	(3,390)	(2,360)
Trading securities
Proceeds from sales	—	1,850
Proceeds from maturities and paydowns	4,546	88
Purchases	(1,098)	(5,969)
Available-for-sale securities
Proceeds from maturities and paydowns	1,049	1,203
Purchases	(18)	(1,053)
Held-to-maturity securities
Proceeds from maturities and paydowns	270	237
Advances
Repaid	69,511	130,319
Originated	(68,787)	(107,446)
Mortgage loans held for portfolio
Principal collected	1,510	1,329
Purchased	(839)	(1,253)
Other investing activities, net	—	(3)
Net cash provided by (used in) investing activities	3,139	27,202

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
FINANCING ACTIVITIES
Net change in deposits	(90)	542
Net proceeds from issuance of consolidated obligations
Discount notes	134,226	57,433
Bonds	29,738	26,738
Payments for maturing and retiring consolidated obligations
Discount notes	(138,468)	(65,532)
Bonds	(29,809)	(45,752)
Proceeds from issuance of capital stock	1,501	2,621
Proceeds from issuance of mandatorily redeemable capital stock	—	18
Payments for repurchases/redemptions of capital stock	(1,333)	(3,330)
Payments for repurchases/redemptions of mandatorily redeemable capital stock	(97)	(149)
Partial recovery of prior capital distribution to Financing Corporation	—	26
Cash dividends paid	(81)	(112)
Net cash provided by (used in) financing activities	(4,413)	(27,497)
Net increase (decrease) in cash and due from banks	(926)	(546)
Cash and due from banks at beginning of the period	978	1,029
Cash and due from banks at end of the period	$52	$483

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$285	$955
Affordable Housing Program payments	23	14
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	11	38
Traded but not yet settled investment security purchases	—	227
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	80	6

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

Reclassifications

Certain amounts in the Bank’s 2020 financial statements have been reclassified to conform to the presentation for the three and six months ended June 30, 2021. These amounts were not deemed to be material.

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the six months ended June 30, 2021. Descriptions of all significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in the 2020 Form 10-K.

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

INTEREST-BEARING DEPOSITS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND FEDERAL FUNDS SOLD

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO). At June 30, 2021 and December 31, 2020, none of these investments were with counterparties rated below triple-B; however, as of December 31, 2020, approximately 21 percent were secured securities purchased under agreements to resell with unrated counterparties. At June 30, 2021, the Bank held no unrated investments. These NRSRO ratings may differ from any internal ratings of the investments by the Bank.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At June 30, 2021 and December 31, 2020, no allowance for credit losses was recorded for interest-bearing deposits and federal funds sold as all assets were repaid or expected to be repaid according to their contractual terms. The carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of less than $1 million at June 30, 2021 and December 31, 2020.

Securities purchased under agreements to resell are secured, short-term, and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at June 30, 2021 and December 31, 2020. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of less than $1 million as of June 30, 2021 and December 31, 2020.

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

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	June 30, 2021	December 31, 2020
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$699	$4,069
Other U.S. obligations[1]	107	114
GSE and Tennessee Valley Authority obligations	61	64
Other[2]	218	246
Total non-mortgage-backed securities	1,085	4,493
Mortgage-backed securities
GSE multifamily	318	382
Total fair value	$1,403	$4,875

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

2    Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

The following table summarizes the components of “Net gains (losses) on trading securities” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net unrealized gains (losses) on trading securities held at period-end	$4	$10	$(18)	$36
Net gains (losses) on trading securities sold/matured during the period	(6)	—	(6)	—
Net gains (losses) on trading securities	$(2)	$10	$(24)	$36

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	June 30, 2021
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$1,463	$5	$(1)	$1,467
GSE and Tennessee Valley Authority obligations	967	27	—	994
State or local housing agency obligations	688	—	(18)	670
Other[3]	282	12	—	294
Total non-mortgage-backed securities	3,400	44	(19)	3,425
Mortgage-backed securities
U.S. obligations single-family[2]	3,229	24	—	3,253
GSE single-family	342	5	—	347
GSE multifamily	7,685	70	(22)	7,733
Total mortgage-backed securities	11,256	99	(22)	11,333
Total	$14,656	$143	$(41)	$14,758
1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $29 million at June 30, 2021.

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

	June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$65	$—	$392	$(1)	$457	$(1)
State or local housing agency obligations	51	—	607	(18)	658	(18)
Total non-mortgage-backed securities	116	—	999	(19)	1,115	(19)
Mortgage-backed securities
U.S. obligations single-family[1]	—	—	102	—	102	—
GSE multifamily	951	(1)	3,158	(21)	4,109	(22)
Total mortgage-backed securities	951	(1)	3,260	(21)	4,211	(22)
Total	$1,067	$(1)	$4,259	$(40)	$5,326	$(41)

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

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	June 30, 2021		December 31, 2020
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$403	$404	$4	$4
Due after one year through five years	1,914	1,924	2,430	2,438
Due after five years through ten years	393	396	494	498
Due after ten years	690	701	744	749
Total non-mortgage-backed securities	3,400	3,425	3,672	3,689
Mortgage-backed securities	11,256	11,333	12,186	12,221
Total	$14,656	$14,758	$15,858	$15,910

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	June 30, 2021
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$377	$82	$—	$459
State or local housing agency obligations	196	1	(1)	196
Total non-mortgage-backed securities	573	83	(1)	655
Mortgage-backed securities
U.S. obligations single-family[2]	3	—	—	3
GSE single-family	959	9	—	968
Private-label	5	—	—	5
Total mortgage-backed securities	967	9	—	976
Total	$1,540	$92	$(1)	$1,631

	December 31, 2020
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$379	$97	$—	$476
State or local housing agency obligations	203	2	(1)	204
Total non-mortgage-backed securities	582	99	(1)	680
Mortgage-backed securities
U.S. obligations single-family[2]	3	—	—	3
GSE single-family	1,225	9	(2)	1,232
Private-label	6	—	—	6
Total mortgage-backed securities	1,234	9	(2)	1,241
Total	$1,816	$108	$(3)	$1,921

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $5 million at both June 30, 2021 and December 31, 2020.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	June 30, 2021		December 31, 2020
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after one year through five years	$260	$297	$252	$297
Due after five years through ten years	192	198	198	203
Due after ten years	121	160	132	180
Total non-mortgage-backed securities	573	655	582	680
Mortgage-backed securities	967	976	1,234	1,241
Total	$1,540	$1,631	$1,816	$1,921

ALLOWANCE FOR CREDIT LOSSES ON AFS AND HTM SECURITIES

The Bank evaluates AFS and HTM investment securities for credit losses on a quarterly basis.

AFS and HTM Securities

The Bank’s AFS and HTM securities may include, but are not limited to, certificates of deposit, commercial paper, U.S. obligations, GSE and Tennessee Valley Authority (TVA) obligations, state or local housing agency obligations, taxable municipal bonds, and mortgage-backed securities (MBS). The Bank only purchases securities considered investment quality. At June 30, 2021 and December 31, 2020, over 99 percent of the Bank’s AFS and HTM securities, based on amortized cost, were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These NRSRO ratings may differ from any internal ratings of the securities by the Bank.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At June 30, 2021 and December 31, 2020, certain AFS securities held by the Bank were in an unrealized loss position. These losses were considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. In addition, substantially all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these AFS securities at June 30, 2021 and December 31, 2020.

The Bank evaluates its HTM securities for impairment on a collective, or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. At June 30, 2021 and December 31, 2020, the Bank had no allowance for credit losses recorded on its HTM securities because the securities: (i) were all highly-rated, (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of U.S. obligations and GSE and TVA obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Note 4 — Advances

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	June 30, 2021		December 31, 2020
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Overdrawn demand deposit accounts[2]	$—	1.26%	$3	1.29%
Due in one year or less	14,198	1.22	12,499	1.16
Due after one year through two years	7,107	1.69	8,265	1.69
Due after two years through three years	9,823	1.23	10,550	1.42
Due after three years through four years	6,585	1.18	7,011	1.38
Due after four years through five years	4,406	0.80	4,106	1.12
Thereafter	3,245	2.06	3,654	2.10
Total par value	45,364	1.31%	46,088	1.42%
Premiums	16		18
Discounts	(2)		(3)
Fair value hedging adjustments	182		427
Total	$45,560		$46,530

1    Excludes accrued interest receivable of $13 million at both June 30, 2021 and December 31, 2020.

2    The Bank’s overdrawn demand deposit accounts were less than $1 million at June 30, 2021.

The following table summarizes advances by year of redemption term or next call date for callable advances, and by year of redemption term or next put date for putable advances (dollars in millions):

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Overdrawn demand deposit accounts[1]	$—	$3	$—	$3
Due in one year or less	26,346	23,622	15,201	13,486
Due after one year through two years	5,770	6,276	7,153	8,319
Due after two years through three years	4,751	6,436	9,399	10,464
Due after three years through four years	3,900	4,053	5,971	6,116
Due after four years through five years	1,330	2,169	4,406	4,057
Thereafter	3,267	3,529	3,234	3,643
Total par value	$45,364	$46,088	$45,364	$46,088
1    The Bank’s overdrawn demand deposit accounts were less than $1 million at June 30, 2021.

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At June 30, 2021 and December 31, 2020, the Bank had callable advances outstanding totaling $13.3 billion and $11.7 billion.

The Bank also holds putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise dates. Generally, these put options are exercised when interest rates increase relative to contractual rates. At both June 30, 2021 and December 31, 2020, the Bank had putable advances outstanding totaling $1.4 billion.

PREPAYMENT FEES

The Bank generally charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. For certain advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of the hedged item fair value hedging adjustments in advance interest income on the Statements of Income. During the three and six months ended June 30, 2021, the Bank recorded net prepayment fees on advances of $13 million and $30 million compared to $10 million and $13 million for the same periods in 2020.

ADVANCE CONCENTRATIONS

The Bank’s advances are primarily concentrated in commercial banks and insurance companies. At June 30, 2021 and December 31, 2020, the Bank did not have any members who individually held 10 percent or more of the Bank’s advances.

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its advances. At June 30, 2021 and December 31, 2020, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, as applicable, in excess of its outstanding advances.

At June 30, 2021 and December 31, 2020, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. The Bank considers an advance past due for financial reporting purposes if a default of contractual principal or interest exists for a period of 30 days or more. In addition, there were no troubled debt restructurings (TDRs) related to advances during the six months ended June 30, 2021 and 2020.

In December 2020, the Bank declared a member bank in default under its contractual terms and demanded all of its outstanding advances to be repaid in full. As of March 31, 2021, all advances with this member bank were deemed past due based on outstanding interest being in default for 30 days or more. However, during the second quarter of 2021, all outstanding advance balances were repaid in full.

The Bank has never experienced a credit loss on its advances. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on its advances as of June 30, 2021 and December 31, 2020.

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

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	June 30, 2021	December 31, 2020
Fixed rate, long-term single-family mortgage loans	$6,212	$6,945
Fixed rate, medium-term[1] single-family mortgage loans	1,232	1,182
Total unpaid principal balance	7,444	8,127
Premiums	97	107
Discounts	(3)	(3)
Basis adjustments from mortgage loan purchase commitments	8	12
Total mortgage loans held for portfolio[2]	7,546	8,243
Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$7,545	$8,242

1    Medium-term is defined as a term of 15 years or less.

2    Excludes accrued interest receivable of $36 million and $40 million at June 30, 2021 and December 31, 2020.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	June 30, 2021	December 31, 2020
Conventional mortgage loans	$6,999	$7,646
Government-insured mortgage loans	445	481
Total unpaid principal balance	$7,444	$8,127

PAYMENT STATUS OF MORTGAGE LOANS

Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make contractual principal and/or interest payments for a period of 30 days or more. Other delinquency statistics include non-accrual loans and loans in process of foreclosure.

The following table presents the payment status for conventional mortgage loans (dollars in millions):

	June 30, 2021
	Origination Year
	Prior to 2017	2017 to 2021	Total
Past due 30 - 59 days	$20	$17	$37
Past due 60 - 89 days	6	2	8
Past due 90 - 179 days	9	7	16
Past due 180 days or more	26	8	34
Total past due mortgage loans	61	34	95
Total current mortgage loans	2,151	4,846	6,997
Total amortized cost of mortgage loans[1]	$2,212	$4,880	$7,092

1    Amortized cost represents the unpaid principal balance adjusted for unamortized premiums, discounts, basis adjustments, and direct write-downs. Amortized cost excludes accrued interest receivable.

The following table presents the payment status for conventional mortgage loans (dollars in millions):

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

Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) provides temporary relief from the accounting and reporting requirements for TDRs for certain loan modifications related to the coronavirus pandemic (COVID-19). The modifications that would qualify for this relief include any COVID-19 modification involving a conventional mortgage loan, including a forbearance arrangement, an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest. To be eligible under the CARES Act, the conventional loan could not have been more than 30 days past due as of December 31, 2019 with the modification occurring between March 1, 2020 and the earlier of January 1, 2022, or 60 days following the termination of the national emergency declared by the President of the United States.

In the second quarter of 2020, the Bank elected to apply the TDR relief provided by the CARES Act on its conventional mortgage loan portfolio. As such, all COVID-19 modifications meeting the provisions of the CARES Act are excluded from TDR classification and accounting. The Bank had $9 million and $1 million of these modifications outstanding as of June 30, 2021 and December 31, 2020. COVID-19 modifications that do not meet the provisions of the CARES Act continue to be assessed for TDR classification.

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

The following table presents the unpaid principal balance of conventional mortgage loans in a forbearance plan as a result of COVID-19 (dollars in millions):

	June 30, 2021	December 31, 2020
Past due 30 - 59 days	$4	$3
Past due 60 - 89 days	1	6
Past due 90 days or more and in non-accrual status	23	42
Current mortgage loans	1	2
Total unpaid principal balance[1]	$29	$53

1    These conventional loans in forbearance represent less than one percent of the Bank’s mortgage loans held for portfolio at June 30, 2021 and December 31, 2020.

The following tables present other delinquency statistics for mortgage loans (dollars in millions):

	June 30, 2021
Amortized Cost	Conventional	Government-Insured	Total
In process of foreclosure[1]	$6	$—	$6
Serious delinquency rate[2]	1%	2%	1%
Past due 90 days or more and still accruing interest[3]	$—	$10	$10
Non-accrual mortgage loans[4]	$57	$—	$57

	December 31, 2020
Amortized Cost	Conventional	Government- Insured	Total
In process of foreclosure[1]	$8	$1	$9
Serious delinquency rate[2]	1%	3%	1%
Past due 90 days or more and still accruing interest[3]	$—	$13	$13
Non-accrual mortgage loans[4]	$93	$—	$93

1    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.

2    Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total mortgage loans.

3    Represents government-insured mortgage loans that are 90 days or more past due.

4    Represents conventional mortgage loans that are 90 days or more past due or TDRs. At June 30, 2021 and December 31, 2020, none of these conventional mortgage loans on non-accrual status had an associated allowance for expected credit losses.

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates mortgage loans for credit losses on a quarterly basis.

Conventional Mortgage Loans

Conventional mortgage loans are evaluated collectively when similar risk characteristics exists. Conventional loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis. The Bank determines its allowances for credit losses on conventional loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. At both June 30, 2021 and December 31, 2020, the Bank’s allowance for credit losses on conventional mortgage loans was $1 million.

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

The Bank has never experienced a credit loss on its government-insured mortgage loans. At June 30, 2021 and December 31, 2020, the Bank assessed its servicers and determined there was no expectation that a servicer would fail to remit payments due until paid in full. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at June 30, 2021 and December 31, 2020. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	June 30, 2021			December 31, 2020
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$52,183	$69	$205	$33,552	$46	$262
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	12,551	9	54	1,817	12	73
Forward settlement agreements (TBAs)	139	—	—	169	—	1
Mortgage loan purchase commitments	149	—	—	177	1	—
Total derivatives not designated as hedging instruments	12,839	9	54	2,163	13	74
Total derivatives before netting and collateral adjustments	$65,022	78	259	$35,715	59	336
Netting adjustments and cash collateral[1]		126	(255)		168	(332)
Total derivative assets and derivative liabilities		$204	$4		$227	$4

1     Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral, including accrued interest, held or placed with the same clearing agent and/or counterparty. At June 30, 2021 and December 31, 2020, cash collateral, including accrued interest, posted by the Bank was $395 million and $507 million. At June 30, 2021 and December 31, 2020, the Bank held cash collateral, including accrued interest, from clearing agents or counterparties of $15 million and $7 million

The following tables summarize the income effect from fair value hedging relationships recorded in net interest income as well as total income (expense) by product recorded on the Statements of Income (dollars in millions):

	For the Three Months Ended June 30, 2021
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$121	$22	$(117)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(66)	$(78)	$1
Hedged items[3]	9	43	35
Net gains (losses) on fair value hedging relationships	$(57)	$(35)	$36

	For the Three Months Ended June 30, 2020
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$231	$62	$(223)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(66)	$(34)	$24
Hedged items[3]	33	13	6
Net gains (losses) on fair value hedging relationships	$(33)	$(21)	$30

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

The following tables summarize the income effect from fair value hedging relationships recorded in net interest income as well as total income (expense) by product recorded on the Statements of Income (dollars in millions):

	For the Six Months Ended June 30, 2021
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$252	$58	$(243)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$133	$95	$(6)
Hedged items[3]	(244)	(160)	78
Net gains (losses) on fair value hedging relationships	$(111)	$(65)	$72

	For the Six Months Ended June 30, 2020
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$630	$137	$(633)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(501)	$(350)	$261
Hedged items[3]	456	303	(227)
Net gains (losses) on fair value hedging relationships	$(45)	$(47)	$34

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

3     Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	June 30, 2021
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$17,861	$6,681	$29,321
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$165	$180	$81
Basis adjustments for discontinued hedging relationships included in amortized cost	17	—	(8)
Total amount of fair value hedging adjustments	$182	$180	$73

	December 31, 2020
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$17,875	$7,137	$12,163
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$406	$340	$161
Basis adjustments for discontinued hedging relationships included in amortized cost	21	—	(10)
Total amount of fair value hedging adjustments	$427	$340	$151

1    Represents the portion of amortized cost designated as a hedged item in a fair value hedging relationship.

The following table summarizes the components of “Net gains (losses) on derivatives” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$(3)	$(1)	$18	$(46)
Forward settlement agreements (TBAs)	—	(2)	3	(10)
Mortgage loan purchase commitments	—	1	(3)	8
Net interest settlements	(5)	(3)	(9)	(5)
Net gains (losses) on derivatives	$(8)	$(5)	$9	$(53)

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at June 30, 2021 was less than $1 million, for which the Bank was not required to post collateral in the normal course of business. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would not have been required to deliver additional collateral to its uncleared derivative counterparties at June 30, 2021.

For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Bank utilizes one Clearinghouse, CME Clearing for all cleared derivative transactions. CME Clearing notifies the clearing agent of the required initial margin and daily variation margin requirements, and the clearing agent in turn notifies the Bank.

The Clearinghouse determines initial margin requirements which are considered cash collateral. Generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at June 30, 2021. Variation margin requirements with CME Clearing are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	June 30, 2021
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$77	$(77)	$—	$—
Cleared derivatives	1	203	—	204
Total	$78	$126	$—	$204
Derivative Liabilities
Uncleared derivatives	$241	$(237)	$—	$4
Cleared derivatives	18	(18)	—	—
Total	$259	$(255)	$—	$4

	December 31, 2020
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$58	$(58)	$1	$1
Cleared derivatives	—	226	—	226
Total	$58	$168	$1	$227
Derivative Liabilities
Uncleared derivatives	$328	$(324)	$—	$4
Cleared derivatives	8	(8)	—	—
Total	$336	$(332)	$—	$4

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

    Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At June 30, 2021 and December 31, 2020, the total par value of outstanding consolidated obligations of the FHLBanks was $666.7 billion and $746.8 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	June 30, 2021		December 31, 2020
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$23,100	0.03%	$27,350	0.10%
Discounts and concessions[1]	(2)		(5)
Total	$23,098		$27,345

1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	June 30, 2021		December 31, 2020
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$30,978	0.80%	$29,224	0.88%
Due after one year through two years	9,315	0.97	9,398	1.10
Due after two years through three years	2,548	2.68	3,296	2.42
Due after three years through four years	2,953	2.84	3,548	3.00
Due after four years through five years	851	2.37	1,058	2.19
Thereafter	5,216	2.42	5,406	2.50
Total par value	51,861	1.23%	51,930	1.36%
Premiums	168		199
Discounts and concessions[1]	(21)		(26)
Fair value hedging adjustments	73		151
Total	$52,081		$52,254

1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	June 30, 2021	December 31, 2020
Non-callable or non-putable	$48,526	$48,610
Callable	3,335	3,320
Total par value	$51,861	$51,930

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

Year of Contractual Maturity or Next Call Date	June 30, 2021	December 31, 2020
Due in one year or less	$33,628	$31,749
Due after one year through two years	9,807	10,038
Due after two years through three years	2,616	3,326
Due after three years through four years	3,008	3,648
Due after four years through five years	681	805
Thereafter	2,121	2,364
Total par value	$51,861	$51,930

Note 8 — Capital

CAPITAL STOCK

The Bank’s capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. The Bank issues a single class of capital stock (Class B capital stock) and has two subclasses of Class B capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding on the Bank’s Statements of Condition and 0.10 percent of its standby letters of credit. All capital stock issued is subject to a notice of redemption period of five years.

The capital stock requirements established in the Bank’s Capital Plan are designed so that the Bank can remain adequately capitalized as member activity changes. The Bank’s Board of Directors may make adjustments to the capital stock requirements within ranges established in the Capital Plan.
EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days’ written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At June 30, 2021 and December 31, 2020, the Bank’s excess capital stock outstanding was less than $1 million.

MANDATORILY REDEEMABLE CAPITAL STOCK

The Bank reclassifies capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock or MRCS) at the time shares meet the definition of a mandatorily redeemable financial instrument. This occurs after a member provides written notice of intention to withdraw from membership, becomes ineligible for continuing membership, or attains non-member status by merger or consolidation, charter termination, or other involuntary termination from membership. Dividends on MRCS are classified as interest expense on the Statements of Income. During the three and six months ended June 30, 2021 and the three months ended June 30, 2020, interest expense on MRCS was $1 million. During the six months ended June 30, 2020, interest expense on MRCS was $4 million.

As a result of the final rule on membership issued by the Finance Agency effective February 19, 2016, the eligibility requirements for FHLBank members were changed rendering captive insurance companies ineligible for FHLBank membership. On the effective date of the final rule, the Bank reclassified the total outstanding capital stock held by all of the captive insurance companies that were Bank members, to MRCS. On February 19, 2021, all remaining captive insurance companies that were admitted as members prior to September 12, 2014 had their membership terminated. The Bank immediately redeemed all membership stock from these captive insurance companies; however, the remaining activity-based stock is subject to the five year redemption period.

The following tables summarize changes in MRCS (dollars in millions):

	For the Three Months Ended June 30,
	2021	2020
Balance, beginning of period	$36	$96
Capital stock reclassified to (from) MRCS, net	80	—
Net payments for repurchases/redemptions of MRCS	(81)	(15)
Balance, end of period	$35	$81

	For the Six Months Ended June 30,
	2021	2020
Balance, beginning of period	$52	$206
Capital stock reclassified to (from) MRCS, net	80	6
Net payments for repurchases/redemptions of MRCS	(97)	(131)
Balance, end of period	$35	$81

The following table summarizes the Bank’s MRCS by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	June 30, 2021	December 31, 2020
Due in one year or less	$10	$—
Due after one year through two years	2	11
Due after two years through three years	1	2
Due after four years through five years	11	—
Thereafter[2]	—	27
Past contractual redemption date due to outstanding activity with the Bank	11	12
Total	$35	$52

1    At the Bank’s election, MRCS may be redeemed prior to the expiration of the five year redemption period that commences on the date of the notice of redemption, or in the case of captive insurance company members, on the date of the membership termination.

2    Represents MRCS with certain captive insurance companies whose membership terminated on February 19, 2021. As their five year redemption period did not start until the membership termination date, all associated MRCS was reported in this line item as of December 31, 2020.

RESTRICTED RETAINED EARNINGS

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of its average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends. At June 30, 2021 and December 31, 2020, the Bank’s restricted retained earnings account totaled $598 million and $576 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in accumulated other comprehensive income (loss) (AOCI) (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 3)	Pension and postretirement benefits	Total AOCI
Balance, March 31, 2020	$(116)	$(3)	$(119)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	60	—	60
Reclassifications from AOCI to net income
Amortization - pension and postretirement	—	(1)	(1)
Net current period other comprehensive income (loss)	60	(1)	59
Balance, June 30, 2020	$(56)	$(4)	$(60)

Balance, March 31, 2021	$104	$(4)	$100
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(2)	—	(2)
Net current period other comprehensive income (loss)	(2)	—	(2)
Balance, June 30, 2021	$102	$(4)	$98

Balance, December 31, 2019	$48	$(4)	$44
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(104)	—	(104)
Net current period other comprehensive income (loss)	(104)	—	(104)
Balance, June 30, 2020	$(56)	$(4)	$(60)

Balance, December 31, 2020	$52	$(4)	$48
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	50	—	50
Net current period other comprehensive income (loss)	50	—	50
Balance, June 30, 2021	$102	$(4)	$98

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

•Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at June 30, 2021 and December 31, 2020.

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

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	June 30, 2021		December 31, 2020
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$777	$5,847	$704	$5,744
Regulatory capital	$3,331	$5,847	$3,508	$5,744
Leverage capital	$4,164	$8,771	$4,385	$8,616
Capital-to-assets ratio	4.00%	7.02%	4.00%	6.55%
Capital stock-to-assets ratio	2.00%	4.02%	2.00%	3.78%
Leverage ratio	5.00%	10.53%	5.00%	9.83%

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. The Bank had no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2021 and 2020.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments (dollars in millions). The Bank records trading securities, AFS securities, derivative assets, derivative liabilities, financial instruments held under the fair value option, and certain other assets at fair value on a recurring basis, and on occasion certain impaired mortgage loans held for portfolio on a non-recurring basis. The Bank records all other financial assets and liabilities at amortized cost. The fair values do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

	June 30, 2021
		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$52	$52	$—	$—	$—	$52
Interest-bearing deposits	426	—	426	—	—	426
Securities purchased under agreements to resell	4,500	—	4,500	—	—	4,500
Federal funds sold	7,085	—	7,085	—	—	7,085
Trading securities	1,403	—	1,403	—	—	1,403
Available-for-sale securities	14,758	—	14,758	—	—	14,758
Held-to-maturity securities	1,540	—	1,626	5	—	1,631
Advances	45,560	—	46,003	—	—	46,003
Mortgage loans held for portfolio, net	7,545	—	7,702	79	—	7,781
Accrued interest receivable	88	—	88	—	—	88
Derivative assets, net	204	—	78	—	126	204
Other assets	42	42	—	—	—	42
Liabilities
Deposits	(1,810)	—	(1,810)	—	—	(1,810)
Consolidated obligations
Discount notes	(23,098)	—	(23,098)	—	—	(23,098)
Bonds	(52,081)	—	(52,730)	—	—	(52,730)
Total consolidated obligations	(75,179)	—	(75,828)	—	—	(75,828)
Mandatorily redeemable capital stock	(35)	(35)	—	—	—	(35)
Accrued interest payable	(134)	—	(134)	—	—	(134)
Derivative liabilities, net	(4)	—	(259)	—	255	(4)

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

As of June 30, 2021 and December 31, 2020, multiple prices were received for the majority of the Bank’s trading and AFS investment securities. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Consolidated Obligation Discount Notes Recorded under the Fair Value Option. The fair value of consolidated obligation discount notes recorded under the fair value option is determined by calculating the present value of the expected future cash flows. The discount rates used in the present value calculations are for consolidated obligations with similar terms. The Bank uses the consolidated obligation curve (CO Curve) for measuring the fair value of these consolidated obligations, which is a market-observable curve constructed by the Office of Finance. This curve is constructed using the U.S. Treasury Curve as a base curve which is then adjusted by adding indicative spreads obtained largely from market-observable sources.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	June 30, 2021
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S. Treasury obligations	$—	$699	$—	$—	$699
Other U.S. obligations	—	107	—	—	107
GSE and Tennessee Valley Authority obligations	—	61	—	—	61
Other non-MBS	—	218	—	—	218
GSE multifamily MBS	—	318	—	—	318
Total trading securities	—	1,403	—	—	1,403
Available-for-sale securities
Other U.S. obligations	—	1,467	—	—	1,467
GSE and Tennessee Valley Authority obligations	—	994	—	—	994
State or local housing agency obligations	—	670	—	—	670
Other non-MBS	—	294	—	—	294
U.S. obligations single-family MBS	—	3,253	—	—	3,253
GSE single-family MBS	—	347	—	—	347
GSE multifamily MBS	—	7,733	—	—	7,733
Total available-for-sale securities	—	14,758	—	—	14,758
Derivative assets, net
Interest-rate related	—	78	—	126	204
Other assets	42	—	—	—	42
Total recurring assets at fair value	$42	$16,239	$—	$126	$16,407
Liabilities
Discount notes[2]	$—	$(10,999)	$—	$—	$(10,999)
Derivative liabilities, net
Interest-rate related	—	(259)	—	255	(4)
Total recurring liabilities at fair value	$—	$(11,258)	$—	$255	$(11,003)

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

FAIR VALUE ON A NON-RECURRING BASIS

    The Bank measures certain impaired mortgage loans held for portfolio at Level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. At June 30, 2021 and December 31, 2020, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $2 million and $7 million. These fair values were as of the date the fair value adjustment was recorded during the six months ended June 30, 2021 and year-ended December 31, 2020.

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

For financial instruments recorded under the fair value option, the related contractual interest income, interest expense, and the discount amortization on fair value option discount notes are recorded as part of net interest income on the Statements of Income. The remaining changes are recorded as “Net gains (losses) on financial instruments held at fair value” on the Statements of Income.

For the three and six months ended June 30, 2021, net gains on financial instruments held at fair value (i.e., discount notes) were less than $1 million. At June 30, 2021, the Bank determined no credit risk adjustments for nonperformance were necessary to the instruments recorded under the fair value option. The Bank did not have any fair value option financial instruments outstanding during the three and six months ended June 30, 2020.

The following table summarizes the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected as of June 30, 2021 (dollars in millions).

	June 30, 2021
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$11,000	$10,999	$(1)

The Bank did not have any fair value option financial instruments outstanding as of December 31, 2020.

Note 10 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At June 30, 2021 and December 31, 2020, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was $591.7 billion and $667.5 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	June 30, 2021			December 31, 2020
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1,2]	$8,031	$48	$8,079	$9,361
Standby bond purchase agreements[2]	530	246	776	797
Commitments to purchase mortgage loans	149	—	149	177
Commitments to fund advances[2]	1,592	—	1,592	252

1    Excludes commitments to issue standby letters of credit of $901 million at June 30, 2021. At December 31, 2020, the Bank had no commitments to issue standby letters of credit outstanding.

2    The Bank has deemed it unnecessary to record any liability for credit losses on these agreements at June 30, 2021 and December 31, 2020.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The original terms of standby letters of credit outstanding at June 30, 2021, range from less than one month to 10 years, currently no later than 2025. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” on the Statements of Condition and amounted to $2 million at both June 30, 2021 and December 31, 2020.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. At June 30, 2021, the Bank had standby bond purchase agreements with seven housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2026. During both the six months ended June 30, 2021 and 2020, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at June 30, 2021 and December 31, 2020 is reported in “Note 6 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Commitments to Fund Advances. The Bank enters into commitments to fund additional advances up to 24 months in the future. At June 30, 2021 and December 31, 2020, the Bank had commitments to fund advances of $1.6 billion and $252 million.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a memorandum account called the first loss account (FLA). For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $157 million and $154 million at June 30, 2021 and December 31, 2020.
Legal Proceedings. The Bank is subject to various pending legal proceedings arising in the normal course of business. As previously noted in the Bank’s 2020 Form 10-K, certain of these legal proceedings involved pending litigation with a current member of the Bank stemming from alleged breaches by the member under the Bank’s MPF program and the member’s failure to repay its outstanding advances owed to the Bank. During the second quarter of 2021, all litigation related to this member’s failure to repay its outstanding advances was resolved. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of the remaining MPF litigation with this member bank will have a material adverse effect on the Bank’s financial condition or results of operations.
The Bank records legal expenses related to litigation settlements as incurred in other expenses on the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement. During the three and six months ended June 30, 2021 and the three months ended June 30, 2020, the Bank did not recognize any gains on litigation settlements. During the six months ended June 30, 2020, the Bank recognized $56 million in net gains on litigation settlements through other income (loss), due to the settlement of one of the Bank’s private-label MBS claims, as previously discussed in the Bank’s 2020 Form 10-K.
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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	June 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Advances	$71	—	$1,526	3
Mortgage loans	123	2	154	2
Deposits	14	1	17	1
Capital stock	46	1	110	3

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including MRCS). At June 30, 2021 and December 31, 2020, the Bank did not have any stockholders owning 10 percent or more of its total capital stock outstanding.

Note 12 — Activities with Other FHLBanks

    Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the six months ended June 30, 2021 and 2020 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2021
Chicago	$—	$301	$(301)	$—

2020
Boston	$—	$250	$(250)	$—

During the six months ended June 30, 2021 and 2020, the Bank did not borrow funds from other FHLBanks.

Note 13 — Subsequent Events

Subsequent events have been evaluated from July 1, 2021, through the time of the Form 10-Q filing with the SEC. No material subsequent events requiring disclosure were identified.

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

Financial Results
For the three and six months ended June 30, 2021, we reported net income of $47 million and $113 million compared to $85 million and $177 million for the same periods in 2020. Our change in net income was primarily driven by net gains on litigation settlements of $56 million recorded during the six months ended June 30, 2020, and a decline in net interest income, as discussed further below. Our net income is calculated in accordance with accounting principles generally accepted in the United States of America (GAAP).

Net interest income declined $28 million and $27 million during the three and six months ended June 30, 2021 when compared to the same periods last year due primarily to lower average advance balances and the lower interest rate environment. Additionally, net interest income was impacted by fair value hedging and advance prepayment activities. During the three months ended June 30, 2021, we recorded an increase in net losses on fair value hedge relationships of $15 million, offset in part by an increase in advance prepayment fee income of $3 million. During the six months ended June 30, 2021, we recorded an increase in net gains on fair value hedge relationships of $8 million, coupled with an increase in advance prepayment fee income of $17 million. Our net interest margin was 0.41 percent and 0.46 percent during the three and six months ended June 30, 2021 compared to 0.43 percent and 0.39 percent for the same periods in 2020.

Other income declined $16 million and $50 million during the three and six months ended June 30, 2021 when compared to the same periods in 2020. The decline during the six months ended June 30, 2021 was primarily due to net gains on litigation settlements of $56 million recorded during the first quarter of 2020 as a result of a settlement with a defendant in our private-label MBS litigation. During 2020, all of our remaining private-label MBS litigation cases initially filed were settled. As such, we did not record any litigation settlements during the six months ended June 30, 2021. Other factors impacting other income (loss) included net gains (losses) on trading securities and net gains (losses) on derivatives not qualifying for hedge accounting treatment (economic derivatives), as described below.

During the three and six months ended June 30, 2021, we recorded net combined losses of $10 million and $15 million on our trading securities and associated economic derivatives compared to net gains of $5 million and net losses of $17 million for the same periods in 2020. These changes in fair value were primarily driven by market volatility and the impact it had on interest rates, as well as credit spreads on our fixed rate trading securities.

    Our total assets decreased to $83.3 billion at June 30, 2021, from $87.7 billion at December 31, 2020, driven by a decrease in advances and investments. Advances at June 30, 2021 decreased by $1.0 billion from December 31, 2020 due primarily to decreased demand for advances across the majority of our institution types, mainly due to increased liquidity in the financial markets and higher member deposit levels. This decrease was partially offset by an increase in borrowings by insurance company members. Investments decreased $1.8 billion due primarily to paydowns and/or maturities of U.S. Treasury obligations and mortgage-backed securities (MBS). The decline was offset in part by an increase in money market investments, which are primarily held for liquidity purposes.

Total capital increased to $5.9 billion at June 30, 2021 from $5.7 billion at December 31, 2020. Our regulatory capital ratio increased to 7.02 percent at June 30, 2021, from 6.55 percent at December 31, 2020, and was above the required regulatory limit at each period end. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings.

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

As indicated in the tables that follow, our adjusted net interest income and adjusted net income decreased during the three and six months ended June 30, 2021 when compared to the same periods in 2020. The decline was driven primarily by lower average advance balances and the lower interest rate environment.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
GAAP net interest income	$91	$119	$201	$228
Exclude:
Prepayment fees on advances, net[1]	13	10	30	14
Prepayment fees on investments, net[2]	1	1	1	2
Mandatorily redeemable capital stock interest expense	(1)	(1)	(1)	(4)
Market value adjustments on fair value hedges[3]	(5)	10	7	(2)
Total adjustments	8	20	37	10
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(5)	(4)	(9)	(5)
Adjusted net interest income	$78	$95	$155	$213
Adjusted net interest margin	0.35%	0.34%	0.35%	0.36%

1    Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2    Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

3     Represents market value gains (losses) on derivatives and hedged items in qualifying hedging relationships.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
GAAP net income before assessments	$53	$95	$126	$197
Exclude:
Prepayment fees on advances, net[1]	13	10	30	14
Prepayment fees on investments, net[2]	1	1	1	2
Mandatorily redeemable capital stock interest expense	(1)	(1)	(1)	(4)
Market value adjustments on fair value hedges[3]	(5)	10	7	(2)
Net gains (losses) on trading securities	(2)	10	(24)	36
Net gains (losses) on derivatives	(8)	(5)	9	(53)
Gains on litigation settlements, net	—	—	—	56
Include:
Net interest expense on economic hedges	(5)	(4)	(9)	(5)
Adjusted net income before assessments	50	66	95	143
Adjusted AHP assessments[4]	6	6	10	14
Adjusted net income	$44	$60	$85	$129

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

In March 2021, the Financial Conduct Authority further announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021 (or, in the case of some more frequently used LIBOR settings, immediately after June 30, 2023). Although the Financial Conduct Authority does not expect LIBOR to become unrepresentative before the applicable cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. The Financial Conduct Authority’s announcement constitutes an index cessation event under the 2006 International Swaps and Derivatives Association, Inc. (ISDA) Definitions (Supplement) and the ISDA 2020 IBOR Fallbacks Protocol (Protocol), which we adhered to in October 2020. As a result, the fallback spread adjustment for each tenor is fixed as of the date of the announcement.

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

The following tables summarize our variable rate advances, investments, consolidated obligation bonds, and derivatives by interest-rate index at June 30, 2021 and December 31, 2020 (in millions):

	June 30, 2021
	LIBOR	SOFR OIS	Federal Funds OIS	Other[1]	Total
Advances, principal amount	$964	$175	$—	$12,678	$13,817
Investment securities
Non-mortgage-backed securities, principal amount	1,669	—	—	—	1,669
Mortgage-backed securities, principal amount	7,011	—	—	—	7,011
Total investment securities	8,680	—	—	—	8,680
Consolidated obligation bonds, principal amount	750	7,963	—	—	8,713
Total variable rate financial instruments amount	$10,394	$8,138	$—	$12,678	$31,210

Derivatives
Pay leg, notional amount	$9,999	$28,571	$311	$—	$38,881
Receive leg, notional amount	14,220	5	11,628	—	25,853

	December 31, 2020
	LIBOR	SOFR OIS	Federal Funds OIS	Other[1]	Total
Advances, principal amount	$1,157	$175	$—	$11,267	$12,599
Investment securities
Non-mortgage-backed securities, principal amount	1,819	—	—	—	1,819
Mortgage-backed securities, principal amount	7,726	—	—	—	7,726
Total investment securities	9,545	—	—	—	9,545
Consolidated obligation bonds, principal amount	4,940	7,983	—	—	12,923
Total variable rate financial instruments amount	$15,642	$8,158	$—	$11,267	$35,067

Derivatives
Pay leg, notional amount	$10,412	$—	$76	$—	$10,488
Receive leg, notional amount	15,761	5	9,115	—	24,881

1     Consists primarily of advances indexed to consolidated obligation yields.

The following tables present our exposure to LIBOR-indexed advances, investments, consolidated obligation bonds, and derivatives at June 30, 2021 and December 31, 2020 (in millions):

	June 30, 2021
	LIBOR Tenors That Cease or Will no Longer be Representative Immediately After June 30, 2023
	Due/Terminates in 2021	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates Thereafter	Total
Assets Indexed to LIBOR
Advances, principal amount by redemption term	$116	$206	$50	$592	$964
Investment securities, by contractual maturity[1]
Non-mortgage-backed securities, principal amount	—	—	112	1,557	1,669
Mortgage-backed securities, principal amount	12	70	203	6,726	7,011
Derivatives, receive leg
Cleared, notional amount	1,437	1,862	1,876	4,369	9,544
Uncleared, notional amount	446	996	942	2,292	4,676
Total Principal/Notional Amount	$2,011	$3,134	$3,183	$15,536	$23,864

Liabilities Indexed to LIBOR
Consolidated obligation bonds, principal amount by contractual maturity	$750	$—	$—	$—	$750
Derivatives, pay leg
Cleared, notional amount	8,537	80	264	660	9,541
Uncleared, notional amount	55	103	50	250	458
Total Principal/Notional Amount	$9,342	$183	$314	$910	$10,749

	December 31, 2020
	LIBOR Tenors That Cease or Will no Longer be Representative Immediately After June 30, 2023
	Due/Terminates in 2021	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates Thereafter	Total
Assets Indexed to LIBOR
Advances, principal amount by redemption term	$293	$221	$50	$593	$1,157
Investment securities, by contractual maturity[1]
Non-mortgage-backed securities, principal amount	—	—	141	1,678	1,819
Mortgage-backed securities, principal amount	12	70	214	7,430	7,726
Derivatives, receive leg
Cleared, notional amount	2,304	1,895	1,928	4,755	10,882
Uncleared, notional amount	482	1,056	1,001	2,340	4,879
Total Principal/Notional Amount	$3,091	$3,242	$3,334	$16,796	$26,463

Liabilities Indexed to LIBOR
Consolidated obligation bonds, principal amount by contractual maturity	$4,940	$—	$—	$—	$4,940
Derivatives, pay leg
Cleared, notional amount	8,837	80	264	660	9,841
Uncleared, notional amount	168	103	50	250	571
Total Principal/Notional Amount	$13,945	$183	$314	$910	$15,352
1    MBS are presented by contractual maturity, however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

For a summary of our risks on the replacement of the LIBOR benchmark interest rate, refer to “Item 1A. Risk Factors” in our 2020 Form 10-K.
CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Progress on vaccinations has reduced the spread of COVID-19 in the U.S. Amid this progress and strong policy support, indicators of economic activity and employment have strengthened. Throughout the first half of 2021, gross domestic product increased due primarily to increases in personal consumption expenditures, nonresidential fixed investment, exports, and state and local government spending. In addition, the national unemployment rate continued to decline through the second quarter of 2021; however, continues to remain higher than pre-pandemic levels. The sectors most adversely affected by the pandemic remain weak but have shown improvement. Inflation has risen, largely reflecting transitory factors. Overall financial conditions remain accommodative, in part reflecting policy measures to support the economy and the flow of credit to U.S. households and businesses.

The path of the economy will depend significantly on the course of the virus, including the emergence of additional virus variants. Progress on vaccinations will likely continue to reduce the effects of the public health crisis on the economy, but risks to the economic outlook remain. In its June 16, 2021 statement, the Federal Open Market Committee (FOMC or Committee) stated that it decided to keep the target range for the federal funds rate at zero to 0.25 percent. The Committee stated that it expects it will be appropriate to maintain this target range until labor market conditions have reached levels consistent with the Committee’s assessments of maximum employment and inflation has risen to two percent and is on track to moderately exceed two percent for some time. The Committee also stated that its assessment will take into account a wide range of information, including readings on public health, labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments.

In response to COVID-19, the Federal Reserve and Congress implemented a multitude of programs to help stabilize market conditions. The Federal Reserve indicated that it will continue to increase its holdings of U.S. Treasuries and agency MBS until substantial further progress has been made toward the Committee’s maximum employment and price stability goals. These asset purchases help foster accommodative financial conditions, thereby supporting the flow of credit to households and businesses.

Mortgage Markets

The impact of COVID-19 significantly affected the U.S. housing markets and resulted in declines in interest rates, home inventory, and home sales. In the first half of 2021, the housing market continued to show signs of recovery and home sales increased to levels above the first half of 2020, while housing inventory remained low, resulting in higher home prices. During the first half of 2021, mortgage rates increased slightly from the prior year end, however, remained lower, on average, compared to the same periods last year. Refinancing activity remained the primary driver of mortgage activity.

The federal government programs to assist homeowners affected by the pandemic, including temporary mortgage payment forbearance and a temporary moratorium on foreclosures and evictions, remained in place during the second quarter of 2021. Forbearances and delinquencies of mortgage loans continued to trend down in the second quarter of 2021, consistent with a decline in the rate of unemployment. The federal government programs are set to expire in the third quarter of 2021, which could result in an increase in delinquencies and foreclosures in 2021 and beyond.

Interest Rates

    The following table shows information on key market interest rates1:

	Second Quarter 2021 3-Month Average	Second Quarter 2020 3-Month Average	Second Quarter 2021 6-Month Average	Second Quarter 2020 6-Month Average	June 30, 2021 Ending Rate	December 31, 2020 Ending Rate
Federal funds	0.07%	0.06%	0.07%	0.64%	0.08%	0.09%
Three-month LIBOR	0.16	0.61	0.18	1.06	0.15	0.24
SOFR	0.02	0.05	0.03	0.63	0.05	0.07
2-year U.S. Treasury	0.17	0.19	0.15	0.63	0.25	0.12
10-year U.S. Treasury	1.58	0.68	1.46	1.02	1.47	0.92
30-year residential mortgage note	3.00	3.24	2.94	3.38	3.02	2.67

1    Source: Bloomberg.

The global concerns related to COVID-19 and the resulting impact on economic activity led to generally lower interest rates, on average, in the first half of 2021 when compared to the same periods last year. However, as vaccination efforts continue to progress, economic activity has turned up and longer-term interest rates increased during the first half of 2021 when compared to the prior year end. This increase in longer-term rates has been offset in part recently due to concerns over the emergence of additional virus variants and the impact this could have on the economic recovery.

Funding Spreads

The following table reflects our funding spreads to SOFR (basis points)1:

	Second Quarter 2021 3-Month Average	Second Quarter 2020 3-Month Average	Second Quarter 2021 6-Month Average	Second Quarter 2020 6-Month Average	June 30, 2021 Ending Spread	December 31, 2020 Ending Spread
3-month	0.5	9.9	1.3	7.5	1.3	3.8
2-year	6.4	24.5	6.4	25.9	7.6	6.6
5-year	15.3	44.0	14.4	41.4	15.9	16.6
10-year	34.1	84.3	32.3	77.4	34.2	38.2

1    Source: The Office of Finance.

The following table reflects our funding spreads to U.S. Treasuries (basis points)1:

	Second Quarter 2021 3-Month Average	Second Quarter 2020 3-Month Average	Second Quarter 2021 6-Month Average	Second Quarter 2020 6-Month Average	June 30, 2021 Ending Spread	December 31, 2020 Ending Spread
3-month	1.5	2.9	1.7	5.6	1.5	2.3
2-year	1.5	10.0	1.4	11.2	1.3	1.0
5-year	2.4	25.0	2.8	22.7	1.5	5.3
10-year	9.2	60.0	10.5	52.3	8.0	18.5

1    Source: The Office of Finance.

As a result of our credit quality and government-sponsored enterprise (GSE) status, we generally have ready access to funding at relatively competitive interest rates. During the first half of 2021, our funding spreads to SOFR and U.S. Treasuries generally improved when compared to the prior year end and the same periods last year. During the six months ended June 30, 2021, we utilized discount notes and short-term floating rate consolidated obligation bonds in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements.

SELECTED FINANCIAL DATA

    The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Cash and due from banks	$52	$255	$978	$788	$483
Investments[1]	29,712	31,202	31,497	32,705	34,315
Advances	45,560	47,514	46,530	48,462	57,942
Mortgage loans held for portfolio, net[2]	7,545	7,906	8,242	8,733	9,246
Total assets	83,285	87,353	87,691	91,154	102,485
Consolidated obligations
Discount notes	23,098	23,898	27,345	30,928	21,364
Bonds	52,081	55,066	52,254	52,343	72,748
Total consolidated obligations[3]	75,179	78,964	79,599	83,271	94,112
Mandatorily redeemable capital stock	35	36	52	54	81
Total liabilities	77,375	81,341	81,951	85,358	96,486
Capital stock — Class B putable	3,429	3,535	3,341	3,432	3,802
Retained earnings	2,383	2,377	2,351	2,359	2,257
Accumulated other comprehensive income (loss)	98	100	48	5	(60)
Total capital	5,910	6,012	5,740	5,796	5,999
Regulatory capital ratio[4]	7.02	6.81	6.55	6.41	5.99

	For the Three Months Ended
Statements of Income	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Net interest income	$91	$110	$103	$141	$119
Provision (reversal) for credit losses on mortgage loans	1	(1)	(1)	2	—
Other income (loss)[5]	(1)	2	5	65	15
Other expense[6]	36	40	70	37	39
AHP assessments	6	7	5	16	10
Net income	47	66	34	151	85
Selected Financial Ratios[7]
Net interest spread[8]	0.36%	0.46%	0.40%	0.53%	0.37%
Net interest margin[9]	0.41	0.51	0.46	0.57	0.43
Return on average equity (annualized)	3.14	4.60	2.37	9.94	5.58
Return on average capital stock (annualized)	5.32	7.88	4.02	16.43	8.53
Return on average assets (annualized)	0.21	0.30	0.15	0.60	0.31
Average equity to average assets	6.73	6.48	6.34	6.05	5.48
Dividend payout ratio[10]	86.32	59.69	125.75	31.82	63.14

1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2    Includes an allowance for credit losses of $1 million at June 30, 2021, less than $1 million at March 31, 2021, $1 million at December 31, 2020, $3 million at September 30, 2020, and $1 million at June 30, 2020.

3    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $666.7 billion, $696.4 billion, $746.8 billion, $819.9 billion, and $915.8 billion at June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020, and June 30, 2020.

4    Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock) and retained earnings.

5    Other income (loss) includes, among other things, net gains (losses) on investment securities and net gains (losses) on derivatives. During the three months ended September 30, 2020, other income (loss) was also impacted by net gains on litigation settlements. The Bank did not record any litigation settlements during the three months ended June 30, 2021, March 31, 2021, December 31, 2020, and June 30, 2020.

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

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the three and six months ended June 30, 2021 and 2020 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net interest income	$91	$119	$(28)	(24)%	$201	$228	$(27)	(12)%
Provision (reversal) for credit losses on mortgage loans	1	—	1	100	—	—	—	—
Other income (loss)	(1)	15	(16)	(107)	1	51	(50)	(98)
Other expense	36	39	(3)	(8)	76	82	(6)	(7)
AHP assessments	6	10	(4)	(40)	13	20	(7)	(35)
Net income	$47	$85	$(38)	(45)%	$113	$177	$(64)	(36)%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Three Months Ended June 30,
	2021			2020
	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]
Interest-earning assets
Interest-bearing deposits	$803	0.10%	$1	$631	0.03%	$—
Securities purchased under agreements to resell	3,502	0.07	—	6,193	0.06	1
Federal funds sold	9,671	0.06	2	7,170	0.06	1
Mortgage-backed securities[3,4]	12,801	0.71	23	14,780	1.43	52
Other investments[3,4,5]	5,629	1.09	15	8,854	1.53	34
Advances[4]	49,202	0.99	121	63,936	1.45	231
Mortgage loans[6]	7,677	2.65	50	9,498	2.82	67
Loans to other FHLBanks	—	—	—	—	—	—
Total interest-earning assets	89,285	0.95	212	111,062	1.40	386
Non-interest-earning assets	910	—	—	1,363	—	—
Total assets	$90,195	0.94%	$212	$112,425	1.38%	$386
Interest-bearing liabilities
Deposits	$1,722	0.01%	$—	$1,302	0.01%	$—
Consolidated obligations
Discount notes[4]	24,986	0.05	3	24,043	0.72	43
Bonds[4]	56,197	0.84	117	78,363	1.14	223
Other interest-bearing liabilities[7]	39	5.52	1	88	4.21	1
Total interest-bearing liabilities	82,944	0.59	121	103,796	1.03	267
Non-interest-bearing liabilities	1,180	—	—	2,464	—	—
Total liabilities	84,124	0.58	121	106,260	1.01	267
Capital	6,071	—	—	6,165	—	—
Total liabilities and capital	$90,195	0.54%	$121	$112,425	0.95%	$267
Net interest income and spread[8]		0.36%	$91		0.37%	$119
Net interest margin[9]		0.41%			0.43%
Average interest-earning assets to interest-bearing liabilities		107.64%			107.00%

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

9    Represents net interest income expressed as a percentage of average interest-earning assets.

The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Six Months Ended June 30,
	2021			2020
	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]
Interest-earning assets
Interest-bearing deposits	$832	0.10%	$1	$508	0.34%	$1
Securities purchased under agreements to resell	3,193	0.07	1	7,451	0.85	31
Federal funds sold	8,658	0.07	3	7,944	0.71	28
Mortgage-backed securities[3,4]	13,085	0.80	52	14,588	1.71	124
Other investments[3,4,5]	6,819	1.21	41	7,151	1.68	60
Advances[4]	48,250	1.05	252	71,405	1.77	630
Mortgage loans[6]	7,872	2.65	103	9,451	3.08	145
Loans to other FHLBanks	2	0.12	—	4	1.61	—
Total interest-earning assets	88,711	1.03	453	118,502	1.73	1,019
Non-interest-earning assets	956	—	—	1,207	—	—
Total assets	$89,667	1.02%	$453	$119,709	1.71%	$1,019
Interest-bearing liabilities
Deposits	$1,796	0.01%	$—	$1,135	0.20%	$1
Consolidated obligations
Discount notes[4]	24,306	0.07	8	26,369	1.17	153
Bonds[4]	56,248	0.87	243	83,751	1.52	633
Other interest-bearing liabilities[7]	42	4.96	1	144	5.13	4
Total interest-bearing liabilities	82,392	0.62	252	111,399	1.43	791
Non-interest-bearing liabilities	1,353	—	—	1,884	—	—
Total liabilities	83,745	0.61	252	113,283	1.40	791
Capital	5,922	—	—	6,426	—	—
Total liabilities and capital	$89,667	0.57%	$252	$119,709	1.33%	$791
Net interest income and spread[8]		0.41%	$201		0.30%	$228
Net interest margin[9]		0.46%			0.39%
Average interest-earning assets to interest-bearing liabilities		107.67%			106.38%

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

	Three Months Ended			Six Months Ended
	June 30, 2021 vs. June 30, 2020			June 30, 2021 vs. June 30, 2020
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$—	$1	$1	$1	$(1)	$—
Securities purchased under agreements to resell	(1)	—	(1)	(12)	(18)	(30)
Federal funds sold	1	—	1	2	(27)	(25)
Mortgage-backed securities	(6)	(23)	(29)	(12)	(60)	(72)
Other investments	(11)	(8)	(19)	(3)	(16)	(19)
Advances	(46)	(64)	(110)	(168)	(210)	(378)
Mortgage loans	(13)	(4)	(17)	(23)	(19)	(42)
Total interest income	(76)	(98)	(174)	(215)	(351)	(566)
Interest expense
Deposits	—	—	—	—	(1)	(1)
Consolidated obligations
Discount notes	2	(42)	(40)	(11)	(134)	(145)
Bonds	(55)	(51)	(106)	(169)	(221)	(390)
Other interest-bearing liabilities	—	—	—	(3)	—	(3)
Total interest expense	(53)	(93)	(146)	(183)	(356)	(539)
Net interest income	$(23)	$(5)	$(28)	$(32)	$5	$(27)

NET INTEREST MARGIN

Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. Net interest margin was 0.41 percent and 0.46 percent during the three and six months ended June 30, 2021, compared to 0.43 percent and 0.39 percent during the same periods in 2020. Our net interest income for both periods in 2021 declined primarily due to lower average advance balances and the lower interest rate environment. In addition, net interest income was also impacted by fair value hedging and advance prepayment activities. During the three months ended June 30, 2021, we recorded an increase in net losses on fair value hedge relationships of $15 million, offset in part by an increase in advance prepayment fee income of $3 million when compared to the same period last year. During the six months ended June 30, 2021, we recorded an increase in net gains on fair value hedge relationships of $8 million, coupled with an increase in advance prepayment fee income of $17 million when compared to the same period. These factors were the primary drivers of the change in net interest margin. The primary components of our interest income and interest expense are discussed further below.

Advances

Interest income on advances decreased during the three and six months ended June 30, 2021 when compared to the same periods in 2020 due primarily to the lower interest rate environment and lower average advance balances. This decrease was partially offset by an increase in advance prepayment fee income of $3 million and $17 million when compared to the same periods last year. The decrease in average advance balances was primarily a result of decreased demand for advances across the majority of our institution types, driven primarily by increased liquidity in the financial markets and higher member deposit levels, offset in part by an increase in borrowings by insurance companies.

Investments

Interest income on investments decreased during the three and six months ended June 30, 2021 when compared to the same periods in 2020 due primarily to the lower interest rate environment. The decline was partially offset by an increase of $12 million in net gains on our investment fair value hedge relationships during the six months ended June 30, 2021 when compared to the same period last year.

Mortgage Loans

Interest income on mortgage loans decreased during the three and six months ended June 30, 2021 when compared to the same periods in 2020 primarily due to a decline in volume and the lower interest rate environment.

Bonds

Interest expense on bonds decreased during the three and six months ended June 30, 2021 when compared to the same periods in 2020 due primarily to the lower interest rate environment and lower average bond balances, largely driven by a decrease in the amount of consolidated obligations needed to fund our assets.

Discount Notes

    Interest expense on discount notes decreased during the three and six months ended June 30, 2021 when compared to the same periods in 2020 primarily due to the lower interest rate environment.

Other Income (Loss)

    The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net gains (losses) on trading securities	$(2)	$10	$(24)	$36
Net gains (losses) on derivatives	(8)	(5)	9	(53)
Gains on litigation settlements, net	—	—	—	56
Standby letter of credit fees	2	3	5	6
Other, net	7	7	11	6
Total other income (loss)	$(1)	$15	$1	$51

Other income declined $16 million and $50 million during the three and six months ended June 30, 2021 when compared to the same periods in 2020. The decline during the six months ended June 30, 2021 was primarily due to net gains on litigation settlements of $56 million recorded in the first quarter of 2020 as a result of a settlement with a defendant in our private-label MBS litigation. During 2020, all of our remaining private-label MBS litigation cases initially filed were settled. As such, we did not record any litigation settlements during the six months ended June 30, 2021. Other factors impacting other income (loss) included net gains (losses) on economic derivatives and net gains (losses) on trading securities, as described below.

During the three and six months ended June 30, 2021, we recorded net losses of $8 million and net gains of $9 million on our economic derivatives through other income (loss) compared to net losses of $5 million and $53 million during the same periods in 2020. The changes were primarily driven by changes in the fair value of interest rate swaps used to economically hedge our investment securities portfolio. The fair value changes were primarily driven by market volatility and the impact it had on interest rates. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our economic derivatives.

During the three and six months ended June 30, 2021, we recorded net losses on trading securities of $2 million and $24 million compared to net gains of $10 million and $36 million during the same periods in 2020. These changes in fair value were primarily driven by market volatility and the impact it had on interest rates and credit spreads on our fixed rate trading securities.

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended June 30, 2021
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(10)	$(1)	$(1)	$(1)	$(13)
Net gains (losses) on derivatives and hedged items	—	(1)	—	(1)	(2)
Net interest settlements on derivatives[2]	(47)	(33)	—	38	(42)
Total impact to net interest income	(57)	(35)	(1)	36	(57)
Other income (loss):
Net gains (losses) on derivatives[3]	—	(8)	—	—	(8)
Net gains (losses) on trading securities[4]	—	(2)	—	—	(2)
Total impact to other income (loss)	—	(10)	—	—	(10)
Total net effect of hedging activities[5]	$(57)	$(45)	$(1)	$36	$(67)

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended June 30, 2020
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(3)	$(5)	$(2)	$(1)	$(11)
Net gains (losses) on derivatives and hedged items	4	11	—	(2)	13
Net interest settlements on derivatives[2]	(34)	(27)	—	33	(28)
Total impact to net interest income	(33)	(21)	(2)	30	(26)
Other income (loss):
Net gains (losses) on derivatives[3]	—	(4)	(1)	—	(5)
Net gains (losses) on trading securities[4]	—	10	—	—	10
Total impact to other income (loss)	—	6	(1)	—	5
Total net effect of hedging activities[5]	$(33)	$(15)	$(3)	$30	$(21)

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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Six Months Ended June 30, 2021
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(18)	$(10)	$(2)	$(2)	$(32)
Net gains (losses) on derivatives and hedged items	2	10	—	(2)	10
Net interest settlements on derivatives[2]	(95)	(65)	—	76	(84)
Total impact to net interest income	(111)	(65)	(2)	72	(106)
Other income (loss):
Net gains (losses) on derivatives[3]	—	9	—	—	9
Net gains (losses) on trading securities[4]	—	(24)	—	—	(24)
Total impact to other income (loss)	—	(15)	—	—	(15)
Total net effect of hedging activities[5]	$(111)	$(80)	$(2)	$72	$(121)

	For the Six Months Ended June 30, 2020
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(9)	$(6)	$(2)	$(2)	$(19)
Net gains (losses) on derivatives and hedged items	5	(2)	—	(1)	2
Net interest settlements on derivatives[2]	(41)	(39)	—	37	(43)
Total impact to net interest income	(45)	(47)	(2)	34	(60)
Other income (loss):
Net gains (losses) on derivatives[3]	—	(51)	(2)	—	(53)
Net gains (losses) on trading securities[4]	—	36	—	—	36
Total impact to other income (loss)	—	(15)	(2)	—	(17)
Total net effect of hedging activities[5]	$(45)	$(62)	$(4)	$34	$(77)

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

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities and the maturity, call, or prepayment of assets or liabilities previously in hedge relationships. During the three and six months ended June 30, 2021, we experienced increased amortization activity when compared to the same periods last year, primarily due to an increase in prepayments of advances and investments that were previously in a hedge relationship.

NET GAINS (LOSSES) ON DERIVATIVES AND HEDGED ITEMS

The net gains and losses on derivatives and hedged items designated in fair value hedge relationships are recorded in net interest income. Gains (losses) on derivatives and hedged items are primarily driven by changes in the benchmark interest rate, volatility, and the divergence in the valuation curves used to value our assets, liabilities, and derivatives. During the three and six months ended June 30, 2021, we recorded losses of $2 million and gains of $10 million on our fair value hedge relationships compared to gains of $13 million and $2 million in the same periods last year, which primarily stemmed from market volatility and the impact it had on interest rates.

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

NET GAINS (LOSSES) ON DERIVATIVES

We utilize economic derivatives to manage certain risks on our Statements of Condition. Gains and losses on economic derivatives are driven by changes in interest rates and volatility and include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. During the three and six months ended June 30, 2021, we recorded net losses of $8 million and net gains of $9 million on our economic derivatives, compared to net losses of $5 million and $53 million during the same periods last year. The changes were primarily driven by changes in the fair value of interest rate swaps used to economically hedge our investment securities portfolio as highlighted in the table below. These fair value changes were primarily driven by market volatility and the impact it had on interest rates.

Investments

Gains and losses on our trading securities are due primarily to changes in interest rates and credit spreads. The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Gains (losses) on interest rate swaps economically hedging our investments	$(3)	$(1)	$18	$(46)
Interest settlements	(5)	(3)	(9)	(5)
Net gains (losses) on investment derivatives	(8)	(4)	9	(51)
Net gains (losses) on related trading securities	(2)	10	(24)	36
Net gains (losses) on economic investment hedge relationships	$(10)	$6	$(15)	$(15)

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Compensation and benefits	$18	$17	$39	$35
Contractual services	5	4	9	8
Professional fees	3	8	7	16
Other operating expenses	5	5	10	11
Total operating expenses	31	34	65	70
Federal Housing Finance Agency	2	2	4	5
Office of Finance	2	1	4	3
Other, net	1	2	3	4
Total other expense	$36	$39	$76	$82

Other expense decreased for the three and six months ended June 30, 2021 compared to the same periods last year. The decrease was driven primarily by a decline in professional fees resulting from fewer external resources to assist with our technology and operational initiatives, and was offset in part by an increase in compensation and benefits.

STATEMENTS OF CONDITION

Financial Highlights

    Our total assets decreased to $83.3 billion at June 30, 2021 from $87.7 billion at December 31, 2020. Our total liabilities decreased to $77.4 billion at June 30, 2021 from $82.0 billion at December 31, 2020. Total capital increased to $5.9 billion at June 30, 2021 from $5.7 billion at December 31, 2020. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash and Due from Banks

At June 30, 2021, our total cash balance was $52 million compared to $978 million at December 31, 2020, a decrease of $926 million. Our cash balance is influenced by our liquidity needs, member advance activity, market conditions, and the availability of attractive investment opportunities.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	June 30, 2021	December 31, 2020
Commercial banks	$10,305	$14,267
Savings institutions	692	702
Credit unions	4,446	4,787
Insurance companies	29,448	26,074
CDFIs	18	20
Total member advances	44,909	45,850
Housing associates	249	50
Non-member borrowers	206	188
Total par value	$45,364	$46,088

Our total advance par value decreased $0.7 billion or two percent at June 30, 2021 when compared to December 31, 2020, primarily due to decreased demand for advances across the majority of our institution types, mainly due to increased liquidity in the financial markets and higher member deposit levels, partially offset by an increase in borrowings by insurance companies.

The following table summarizes our advances by product type (dollars in millions):

	June 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Variable rate	$13,817	31	$12,599	27
Fixed rate	30,013	66	31,546	69
Amortizing	1,534	3	1,943	4
Total par value	45,364	100	46,088	100
Premiums	16		18
Discounts	(2)		(3)
Fair value hedging adjustments	182		427
Total advances	$45,560		$46,530

Fair value hedging adjustments changed $245 million at June 30, 2021 when compared to December 31, 2020 due primarily to the impact of interest rates on our cumulative fair value adjustments on advances in hedge relationships.

At June 30, 2021 and December 31, 2020, advances outstanding to our five largest member borrowers totaled $17.3 billion and $15.5 billion, representing 38 percent and 34 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at June 30, 2021 (dollars in millions):

	Amount	% of Total
Principal Life Insurance Company	$4,250	9
Allianz Life Insurance Company of North America	3,600	8
EquiTrust Life Insurance Company	3,350	7
Midland National Life Insurance Company[1]	3,073	7
Transamerica Life Insurance Company	2,995	7
Total par value	$17,268	38

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

Mortgage Loans

    The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	June 30, 2021	December 31, 2020
Fixed rate conventional loans	$6,999	$7,646
Fixed rate government-insured loans	445	481
Total unpaid principal balance	7,444	8,127
Premiums	97	107
Discounts	(3)	(3)
Basis adjustments from mortgage loan purchase commitments	8	12
Total mortgage loans held for portfolio	7,546	8,243
Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$7,545	$8,242

Our total mortgage loans decreased $0.7 billion or eight percent at June 30, 2021 when compared to December 31, 2020. The decrease was primarily due to principal paydowns exceeding loan purchases as a result of continued refinancing activity driven by lower rates.

We evaluate mortgage loans for credit losses on a quarterly basis. For additional discussion on our mortgage loan credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	June 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$426	1	$401	1
Securities purchased under agreements to resell	4,500	15	4,800	15
Federal funds sold	7,085	24	3,695	12
U.S. Treasury obligations[2]	—	—	3,211	10
Total short-term investments	12,011	40	12,107	38
Long-term investments[3]
Mortgage-backed securities
GSE single-family	1,306	5	1,671	5
GSE multifamily	8,051	27	8,613	28
U.S. obligations single-family[2]	3,256	11	3,547	11
Private-label residential	5	—	6	—
Total mortgage-backed securities	12,618	43	13,837	44
Non-mortgage-backed securities
U.S. Treasury obligations[2]	699	2	858	3
Other U.S. obligations[2]	1,574	5	1,786	6
GSE and Tennessee Valley Authority obligations	1,432	5	1,465	4
State or local housing agency obligations	866	3	896	3
Other	512	2	548	2
Total non-mortgage-backed securities	5,083	17	5,553	18
Total long-term investments	17,701	60	19,390	62
Total investments	$29,712	100	$31,497	100

1    Short-term investments have original maturities equal to or less than one year.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

3    Long-term investments have original maturities of greater than one year.

Our investments decreased $1.8 billion or six percent at June 30, 2021 when compared to December 31, 2020 due primarily to paydowns and/or maturities of U.S. Treasury obligations and MBS. The decline was offset in part by an increase in money market investments, which are primarily held for liquidity purposes.

The Finance Agency limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 2.13 and 2.40 at June 30, 2021 and December 31, 2020.

We evaluate investments for credit losses on a quarterly basis. For additional discussion on our investment credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”

Consolidated Obligations

    Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At June 30, 2021 and December 31, 2020, the carrying value of consolidated obligations for which we are primarily liable totaled $75.2 billion and $79.6 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	June 30, 2021	December 31, 2020
Par value	$23,100	$27,350
Discounts and concession fees[1]	(2)	(5)
Total	$23,098	$27,345

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes decreased $4.2 billion or 16 percent at June 30, 2021 when compared to December 31, 2020. Although the balance declined from prior year end, during the six months ended June 30, 2021, we continued to utilize discount notes in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	June 30, 2021	December 31, 2020
Total par value	$51,861	$51,930
Premiums	168	199
Discounts and concession fees[1]	(21)	(26)
Fair value hedging adjustments	73	151
Total bonds	$52,081	$52,254

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds remained relatively stable at June 30, 2021 when compared to December 31, 2020. Fair value hedging adjustments changed $78 million at June 30, 2021 when compared to December 31, 2020 due primarily to the impact of interest rates on our cumulative fair value adjustments on bonds in hedge relationships.

For additional information on our consolidated obligations, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Capital

The following table summarizes information on our capital (dollars in millions):

	June 30, 2021	December 31, 2020
Capital stock	$3,429	$3,341
Retained earnings	2,383	2,351
Accumulated other comprehensive income (loss)	98	48
Total capital	$5,910	$5,740

Our capital increased $0.2 billion or three percent at June 30, 2021 when compared to December 31, 2020, due primarily to an increase in required membership capital stock. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock” for additional information on our capital.

Derivatives

    We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	June 30, 2021	December 31, 2020
Interest rate swaps
Noncallable	$63,285	$33,848
Callable by counterparty	1,366	1,383
Callable by the Bank	83	138
Total interest rate swaps	64,734	35,369
Forward settlement agreements (TBAs)	139	169
Mortgage loan purchase commitments	149	177
Total notional amount	$65,022	$35,715

The notional amount of our derivative contracts increased $29.3 billion or 82 percent at June 30, 2021 when compared to December 31, 2020. During the first half of 2021, we swapped additional consolidated obligation bonds and discount notes in an effort to capture attractive funding, match repricing structures on assets, and/or manage our income sensitivity risk. For additional discussion regarding our use of derivatives, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the six months ended June 30, 2021, proceeds from the issuance of bonds and discount notes were $29.7 billion and $134.2 billion compared to $26.7 billion and $57.4 billion for the same period in 2020. During the six months ended June 30, 2021, we increased our utilization of discount notes and short-term floating rate consolidated obligation bonds compared to the same period of 2020 in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements.

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of July 31, 2021, our consolidated obligations were rated AA+/A-1+ by Standard and Poor’s and Aaa/P-1 by Moody’s and both ratings had a stable outlook. As of July 31, 2021, our consolidated obligations were rated AAA with a negative outlook by Fitch Ratings, consistent with the U.S. sovereign AAA rating and negative outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2020 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At June 30, 2021 and December 31, 2020, the total par value of outstanding consolidated obligations for which we are primarily liable was $75.0 billion and $79.3 billion. At June 30, 2021 and December 31, 2020, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was $591.7 billion and $667.5 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of July 31, 2021, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

    We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the six months ended June 30, 2021, repayments of consolidated obligations totaled $168.3 billion compared to $111.3 billion for the same period in 2020.

During the six months ended June 30, 2021, advance disbursements totaled $68.8 billion compared to $107.4 billion for the same period in 2020. Advance disbursements will vary from period to period depending on member needs and declined during 2021 mainly due to increased liquidity in the financial markets and higher member deposit levels. During the six months ended June 30, 2021, investment purchases (excluding overnight investments) totaled $5.5 billion compared to $13.9 billion for the same period in 2020. Investment purchases during each period were primarily driven by the purchase of money market investments, including secured resale agreements, or U.S. Treasury securities in an effort to manage our liquidity position.

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
Finance Agency Advisory Bulletin on FHLBank Liquidity (the Liquidity Guidance AB) – This guidance requires us to maintain sufficient liquidity for a period of 10 to 30 calendar days. The base case scenario requires 20 days of positive daily cash balances and assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including very large highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. At June 30, 2021 and December 31, 2020, we were in compliance with this base case liquidity guidance.
This Liquidity Guidance AB also specifies appropriate funding gap limits to address the risks associated with a FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of total assets. The guidance provides funding gap limits within the range of negative 10 percent to negative 20 percent for a three-month horizon and negative 25 percent to negative 35 percent for a one-year horizon. At June 30, 2021 and December 31, 2020, we adhered to these funding gap requirements.
Capital

CAPITAL REQUIREMENTS

    We are subject to certain regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock, (including mandatorily redeemable capital stock), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock) and retained earnings. It does not include accumulated other comprehensive income (loss) (AOCI). Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At June 30, 2021 and December 31, 2020, we did not hold any nonpermanent capital. At June 30, 2021 and December 31, 2020, we were in compliance with all three of the Finance Agency’s regulatory capital requirements.

    In addition to the requirements previously discussed, the Finance Agency Advisory Bulletin on capital stock (the Capital Stock AB) requires each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets. For purposes of the Capital Stock AB, capital stock includes mandatorily redeemable capital stock. The capital stock to total assets ratio is measured on a daily average basis at month end. At June 30, 2021 and December 31, 2020, we were in compliance with the Capital Stock AB. Refer to “Item 1. Financial Statements — Note 8 — Capital” for additional information on our regulatory capital requirements.

CAPITAL STOCK
Our capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. We issue a single class of capital stock (Class B capital stock) and have two subclasses of Class B capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10.0 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding and 0.10 percent of its standby letters of credit. All capital stock issued is subject to a notice of redemption period of five years.

The capital stock requirements established in our Capital Plan are designed so that we can remain adequately capitalized as member activity changes. Our Board of Directors may make adjustments to the capital stock requirements within ranges established in our Capital Plan.

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	June 30, 2021	December 31, 2020
Commercial banks	$1,364	$1,446
Savings institutions	86	77
Credit unions	534	514
Insurance companies	1,444	1,303
CDFIs	1	1
Total GAAP capital stock	3,429	3,341
Mandatorily redeemable capital stock	35	52
Total regulatory capital stock	$3,464	$3,393

The increase in regulatory capital stock held at June 30, 2021 when compared to December 31, 2020 was primarily due to an increase in required membership capital stock. For additional information on our capital stock, refer to Item 1. Financial Statements — Note 8 — Capital.”

Retained Earnings
Our risk management policies include a target level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve our targeted level of retained earnings. At June 30, 2021 and December 31, 2020, our actual retained earnings exceeded our retained earnings target.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other Federal Home Loan Banks in 2011. Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of our average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At June 30, 2021 and December 31, 2020, our restricted retained earnings balance totaled $598 million and $576 million. One percent of our average balance of outstanding consolidated obligations for the three months ended June 30, 2021 was $811 million.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Aggregate cash dividends paid[1]	$41	$53	$81	$112
Effective combined annualized dividend rate paid on capital stock[2]	4.93%	4.88%	4.77%	5.01%
Annualized dividend rate paid on membership capital stock	3.00%	3.00%	3.00%	3.12%
Annualized dividend rate paid on activity-based capital stock	6.00%	5.50%	5.75%	5.62%
Average three-month LIBOR	0.16%	0.61%	0.18%	1.06%
Average SOFR	0.02%	0.05%	0.03%	0.63%

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our 2020 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2021.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

LIBOR Transition

2021 ISDA INTEREST RATE DERIVATIVES DEFINITIONS

On June 11, 2021, ISDA published the 2021 ISDA Interest Rate Derivatives Definitions (2021 ISDA Definitions), which will update and consolidate the frequently supplemented 2006 ISDA Definitions as the standard definitions for cleared and uncleared interest rate derivatives. The 2021 ISDA Definitions incorporate prior supplements to the 2006 ISDA Definitions in addition to other changes made to conform to updates in market practice and regulation. Both the 2006 ISDA Definitions as supplemented effective January 25, 2021, and the 2021 ISDA Definitions contain ISDA-recommended fallbacks for interest rate derivatives referencing an Interbank Offered Rate, including U.S. Dollar LIBOR. ISDA has announced that implementation of the 2021 ISDA Definitions is expected to take place for clearing houses, trading venues and other market infrastructures between October 1-4, 2021. While the FHLBanks may continue to use the current 2006 ISDA Definitions, ISDA will not incorporate any further supplements following implementation of the 2021 ISDA Definitions. We do not expect the implementation of the 2021 ISDA Definitions to have a material effect on our financial condition or results of operations.

COVID-19 Developments

FEDERAL RESERVE BOARD (FRB) EXTENDS PAYCHECK PROTECTION PROGRAM LIQUIDITY FACILITY

On June 25, 2021, the FRB announced a final extension of its Paycheck Protection Program Liquidity Facility (PPPLF) by an additional month to July 30, 2021. The PPPLF provides collateralized Paycheck Protection Program (PPP) loan liquidity to eligible Federal Reserve member financial institutions in order to facilitate PPP loan originations at such financial institutions. The extension allowed additional processing time for banks, community development financial institutions, and other financial institutions to pledge to the facility any PPP loans approved by the Small Business Administration through the June 30, 2021 expiration of the PPP.

ADDITIONAL COVID-19 PRESIDENTIAL, LEGISLATIVE AND REGULATORY DEVELOPMENTS

In light of the COVID-19 pandemic, the former and current Presidents of the United States, through executive orders, governmental agencies, including the SEC, Office of the Comptroller of the Currency, Federal Reserve, FDIC, National Credit Union Administration, Commodity Futures Trading Commission and the Finance Agency, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, and Congress has and may continue to enact pandemic relief legislation, some of which may have a direct or indirect impact on the Bank or its members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

Other Legislative Matters

AFFORDABLE HOUSING AND COMMUNITY INVESTMENT

Legislation has been introduced in the U.S. Senate and House of Representatives that, if enacted in its proposed form, would require that the FHLBanks set aside higher percentages of their earnings for their affordable housing and community investment programs than is currently required under law. The FHLBanks are actively monitoring these proposals.

RISK MANAGEMENT

We have risk management policies, established by our Board of Directors, that monitor and control our exposure to market, income, liquidity, credit, operational, model, information security, compliance, diversity and inclusion, and strategic risk, as well as capital adequacy. Our primary risk management objective is to manage our assets and liabilities in ways that ensure liquidity is available to our members and protect the par redemption value of our capital stock. We periodically evaluate our risk management policies in order to respond to changes in our financial position and general market conditions.

Market and Income Risk

We define market risk as the risk that the market value of our portfolio declines as a result of changes in interest rates or adverse changes in values of either assets or liabilities. We define income risk as the risk that our income drops below acceptable tolerances. Interest rate risk is the principal type of market/income risk to which we are exposed as our cash flows, and therefore earnings and equity value, can change significantly as interest rates change. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and derivatives, which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market and income risk measures in parallel and non-parallel interest rate changes and spread and volatility movements.

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

Prior to March 1, 2021, our down 200 basis point parallel policy limit was suspended when the 10-year swap rate was below 2.50 percent and remained so for five consecutive days. At December 31, 2020, the 10-year swap rate was below 2.50 percent for five consecutive days, and therefore the associated policy limit was suspended. Effective March 1, 2021, our down 200 basis point parallel policy limit is suspended when the 10-year swap rate is below 1.50 percent and remains so for five consecutive days. At June 30, 2021, the 10-year swap rate was below 1.50 percent for five consecutive days, and therefore the associated policy limit was suspended. We were in compliance with the MVCS policy limits in effect at June 30, 2021 and December 31, 2020. Our base case MVCS remained relatively stable and was $174.2 at June 30, 2021 compared to $171.0 at December 31, 2020.

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

Effective March 1, 2021, our policy limits for the up and down 100 and 200 basis points parallel interest rate change scenarios, as well as the up and down 100 basis points non-parallel interest rate change scenarios, were updated to SOFR plus 250 basis points over 24-month horizons. In addition, effective March 1, 2021, our down 200 basis point parallel policy limit is suspended when the 10-year swap rate is below 1.50 percent and remains so for five consecutive days. At June 30, 2021, the 10-year swap rate was below 1.50 percent for five consecutive days, and therefore the associated policy limit was suspended.

During the first half of 2021, we breached our policy limits for certain down interest rate scenarios. As a result, we swapped certain fixed rate consolidated obligations to a floating rate to decrease our income sensitivity risk, particularly in the down interest rate scenarios. At June 30, 2021 and December 31, 2020, we were in compliance with all projected 24-month income sensitivity policy limits.

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

For a discussion of our key capital adequacy measure, MVCS, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market and Income Risk — Market Value of Capital Stock Sensitivity.”

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

Credit Risk

    We define credit risk as the risk that a member or counterparty fails to meet its financial obligations. Our primary credit risks arise from our ongoing lending, investing, and hedging activities. Our overall objective in managing credit risk is to operate a sound credit granting process and to maintain appropriate credit administration, measurement, and monitoring practices.

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

At June 30, 2021 and December 31, 2020, borrowers pledged $278.3 billion and $280.5 billion of collateral (net of applicable discounts) to support activity with us, including advances. At June 30, 2021 and December 31, 2020, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

    We evaluate advances for credit losses on a quarterly basis. We have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of June 30, 2021 and December 31, 2020. Refer to “Item 1. Financial Statements — Note 4 — Advances” for additional information.

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

The following table presents the unpaid principal balance of our mortgage loans by product type (dollars in millions):

Product Type	June 30, 2021	December 31, 2020
Conventional	$6,999	$7,646
Government	445	481
Total mortgage loan unpaid principal balance	$7,444	$8,127

We manage the credit risk on mortgage loans by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our participating financial institutions (PFIs), and (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs.

We evaluate mortgage loans for credit losses on a quarterly basis and establish an allowance for credit losses to reflect management’s estimate of expected credit losses inherent in the portfolio. At both June 30, 2021 and December 31, 2020, we had an allowance for credit losses of $1 million on our conventional mortgage loans. We have never experienced a credit loss on our government-insured mortgage loans. At June 30, 2021 and December 31, 2020, we determined no allowance for credit losses was necessary on our government-insured mortgage loans.

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At June 30, 2021, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of regulatory capital and the counterparty’s overall credit rating. Under these regulations, the level of regulatory capital is determined as the lesser of our total regulatory capital or the amount of regulatory capital of the counterparty. The amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for extensions of unsecured credit, excluding overnight federal funds sold, ranges from one to 15 percent based on the counterparty’s credit rating. Our total unsecured exposure to a counterparty, including overnight federal funds sold, may not exceed twice that amount, or a total of two to 30 percent of the amount of regulatory capital, based on the counterparty’s credit rating. At June 30, 2021, we were in compliance with the regulatory limits established for unsecured credit.

Our short-term portfolio may include, but is not limited to, interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, certificates of deposit, commercial paper, and U.S. Treasury obligations. Our long-term portfolio may include, but is not limited to, U.S. Treasury obligations, other U.S. obligations, GSE and Tennessee Valley Authority obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. We consider our long-term investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the Federal Deposit Insurance Corporation (FDIC) to be of the highest credit quality and therefore those exposures are not monitored with other unsecured investments. Given the credit quality of our unsecured long-term investments, our unsecured credit risk is primarily in the short-term portfolio.

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

At June 30, 2021, our unsecured short-term investment exposure consisted of overnight interest-bearing deposits and federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile (excluding accrued interest receivable) (dollars in millions):

	June 30, 2021
	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
Domestic	$—	$425	$425
U.S. branches and agency offices of foreign commercial banks
Australia	890	—	890
Canada	—	2,170	2,170
Finland	400	—	400
France	—	100	100
Germany	890	—	890
Netherlands	—	565	565
Norway	890	—	890
Sweden	—	1,180	1,180
Total U.S. branches and agency offices of foreign commercial banks	3,070	4,015	7,085
Total unsecured short-term investment exposure	$3,070	$4,440	$7,510

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

Investment Ratings

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	June 30, 2021
	Credit Rating[1]
	AAA	AA	A	BBB	Total
Interest-bearing deposits	$—	$1	$425	$—	$426
Securities purchased under agreements to resell	—	2,000	2,500	—	4,500
Federal funds sold	—	3,070	4,015	—	7,085
Investment securities:
Mortgage-backed securities
GSE single-family	—	1,306	—	—	1,306
GSE multifamily	—	8,051	—	—	8,051
U.S. obligations single-family[2]	—	3,256	—	—	3,256
Private-label residential	—	1	3	1	5
Total mortgage-backed securities	—	12,614	3	1	12,618
Non-mortgage-backed securities
U.S. Treasury obligations[2]	—	699	—	—	699
Other U.S. obligations[2]	—	1,574	—	—	1,574
GSE and Tennessee Valley Authority obligations	—	1,432	—	—	1,432
State or local housing agency obligations	676	190	—	—	866
Other	444	68	—	—	512
Total non-mortgage-backed securities	1,120	3,963	—	—	5,083
Total investments	$1,120	$21,648	$6,943	$1	$29,712

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

We evaluate investments for credit losses on a quarterly basis. At June 30, 2021 and December 31, 2020, we determined no allowance for credit losses was necessary on our investments. Refer to “Item 1. Financial Statements — Note 3 — Investments” for additional information on our allowance for credit losses.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	June 30, 2021
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A2	$11	$—	$—	$—
Liability positions with credit exposure
Uncleared derivatives
A2	251	(4)	4	—
BBB[2]	961	(24)	24	—
Cleared derivatives[3]	58,763	(17)	221	204
Total derivative positions with credit exposure to non-member counterparties	59,986	(45)	249	204
Member institutions[2,4]	84	—	—	—
Total	60,070	$(45)	$249	$204
Derivative positions without credit exposure	4,952
Total notional	$65,022

1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.

2    Net credit exposure is less than $1 million.

3    Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing's parent, CME Group Inc. was rated Aa3 by Moody's and AA- by Standard and Poor's at June 30, 2021.

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

In response to COVID-19, a number of our employees continue to work remotely, with approximately one-third of our employees voluntarily working from our headquarters two days or more a week. Many of our members, vendors, and regulators continue to work remotely. While our operations have changed as a result of the global pandemic, we currently do not believe the current working arrangement creates additional operational risk. Refer to “Item 1A. Risk Factors” in our 2020 Form 10-K for additional information.

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

Information security risk includes the risk that cyber incidents could result in a failure or interruption of our business operations. We have not experienced any such disruption with a material adverse impact. However, we do rely heavily on internal and third-party information systems and other technology to conduct and manage our business and any disruptions to those items could have a material adverse impact on our financial condition and results of operations. We mitigate cybersecurity risk utilizing the concept of defense in depth, where multiple layers of security controls are implemented. Administrative, physical, and logical controls are in place for identifying, monitoring, and controlling system access, sensitive data, and system changes. In addition, we employ thorough security testing and training that includes regular third party facilitated penetration testing, as well as mandatory staff training on cyber risks. Given the importance of cybersecurity and ever-increasing sophistication of potential cyber-attacks, we will continue to invest in and strengthen our cyber-defenses.

Compliance Risk

We define compliance risk as the risk of violations of laws, rules, regulations, regulatory and supervisory guidance, and internal enterprise governing documents. Our legal and compliance departments are responsible for coordinating with our various business units in connection with its identification, evaluation, and mitigation of our compliance risks.

Diversity and Inclusion Risk

We define diversity and inclusion risk as the risk of not achieving the key objectives in our Diversity and Inclusion Plan. We actively monitor progress against the goals established.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market and Income Risk” and the sections referenced therein for quantitative and qualitative disclosures about market risk.

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Item 1. Financial Statements — Note 10 — Commitments and Contingencies” for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2020 Form 10-K. There have been no material changes to our risk factors during the six months ended June 30, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective December 13, 2018[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended and approved by the Federal Housing Finance Agency on May 31, 2015[3]
10.1	Employment Agreement with Duane Creel, effective June 21, 2021[4]
10.2	Federal Home Loan Bank of Des Moines 2021 Executive Incentive Plan Document, effective January 1, 2021[5]
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

1    Incorporated by reference from our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

2    Incorporated by reference from our Form 8-K filed with the SEC on December 17, 2018 (Commission File No. 000-51999).

3    Incorporated by reference from our Form 10-Q filed with the SEC on November 10, 2020 (Commission File No. 000-51999).

4    Incorporated by reference from our Form 8-K filed with the SEC on June 15, 2021 (Commission File No. 000-51999).

5    Incorporated by reference from our Form 8-K filed with the SEC on May 14, 2021 (Commission File No. 000-51999).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	August 9, 2021

By:	/s/ Kristina K. Williams
Kristina K. Williams President and Chief Executive Officer

By:	/s/ Joelyn R. Jensen-Marren
Joelyn R. Jensen-Marren Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)