Form 10-Q
period 2021-09-30
Federal Home Loan Bank of Des Moines
filed 2021-11-09
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51999

FEDERAL HOME LOAN BANK OF DES MOINES
(Exact name of registrant as specified in its charter)

Federally chartered corporation of the United States	42-6000149
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2021
Class B Stock, par value $100	34,328,826

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$50	$978
Interest-bearing deposits (Note 3)	411	401
Securities purchased under agreements to resell (Note 3)	7,450	4,800
Federal funds sold (Note 3)	4,885	3,695
Investment securities (Note 3)
Trading securities	1,191	4,875
Available-for-sale securities (amortized cost of $13,763 and $15,858)	13,849	15,910
Held-to-maturity securities (fair value of $1,509 and $1,921)	1,425	1,816
Total investment securities	16,465	22,601
Advances (Note 4)	44,076	46,530
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1 (Note 5)	7,566	8,242
Accrued interest receivable	87	97
Derivative assets, net (Note 6)	191	227
Other assets, net	237	120
TOTAL ASSETS	$81,418	$87,691
LIABILITIES
Deposits
Interest-bearing	$1,687	$1,635
Non-interest-bearing	159	273
Total deposits	1,846	1,908
Consolidated obligations (Note 7)
Discount notes (includes $5,149 and $0 at fair value held under fair value option)	10,749	27,345
Bonds	62,595	52,254
Total consolidated obligations	73,344	79,599
Mandatorily redeemable capital stock (Note 8)	30	52
Accrued interest payable	129	145
Affordable Housing Program payable	140	162
Derivative liabilities, net (Note 6)	2	4
Other liabilities	79	81
TOTAL LIABILITIES	75,570	81,951
Commitments and contingencies (Note 10)
CAPITAL (Note 8)
Capital stock - Class B putable ($100 par value); 34 and 34 issued and outstanding shares	3,379	3,341
Retained earnings
Unrestricted	1,779	1,775
Restricted	608	576
Total retained earnings	2,387	2,351
Accumulated other comprehensive income (loss)	82	48
TOTAL CAPITAL	5,848	5,740
TOTAL LIABILITIES AND CAPITAL	$81,418	$87,691

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
INTEREST INCOME
Advances	$107	$185	$359	$815
Interest-bearing deposits	—	—	1	1
Securities purchased under agreements to resell	1	1	2	32
Federal funds sold	2	2	5	30
Trading securities	7	13	29	36
Available-for-sale securities	25	33	83	170
Held-to-maturity securities	6	7	19	31
Mortgage loans held for portfolio	51	58	154	203
Total interest income	199	299	652	1,318
INTEREST EXPENSE
Consolidated obligations - Discount notes	2	10	10	163
Consolidated obligations - Bonds	108	147	351	780
Deposits	—	—	—	1
Mandatorily redeemable capital stock	—	1	1	5
Total interest expense	110	158	362	949
NET INTEREST INCOME	89	141	290	369
Provision (reversal) for credit losses on mortgage loans	—	2	—	2
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	89	139	290	367
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(6)	(10)	(30)	26
Net gains (losses) on derivatives	1	1	10	(52)
Gains on litigation settlements, net	—	64	—	120
Standby letter of credit fees	3	3	8	9
Other, net	2	7	13	13
Total other income (loss)	—	65	1	116
OTHER EXPENSE
Compensation and benefits	18	18	57	53
Contractual services	5	4	14	12
Professional fees	3	4	10	20
Other operating expenses	5	5	15	16
Federal Housing Finance Agency	2	3	6	8
Office of Finance	2	2	6	5
Other, net	2	1	5	5
Total other expense	37	37	113	119
NET INCOME BEFORE ASSESSMENTS	52	167	178	364
Affordable Housing Program assessments	5	16	18	36
NET INCOME	$47	$151	$160	$328

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$47	$151	$160	$328
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	(16)	64	34	(40)
Pension and postretirement benefits	—	1	—	1
Total other comprehensive income (loss)	(16)	65	34	(39)
TOTAL COMPREHENSIVE INCOME (LOSS)	$31	$216	$194	$289

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JUNE 30, 2020	38	$3,802	$1,718	$539	$2,257	$(60)	$5,999
Comprehensive income (loss)	—	—	121	30	151	65	216
Proceeds from issuance of capital stock	3	294	—	—	—	—	294
Repurchases/redemptions of capital stock	(7)	(664)	—	—	—	—	(664)
Cash dividends on capital stock	—	—	(49)	—	(49)	—	(49)
BALANCE, SEPTEMBER 30, 2020	34	$3,432	$1,790	$569	$2,359	$5	$5,796

BALANCE, JUNE 30, 2021	35	$3,429	$1,785	$598	$2,383	$98	$5,910
Comprehensive income (loss)	—	—	37	10	47	(16)	31
Proceeds from issuance of capital stock	5	512	—	—	—	—	512
Repurchases/redemptions of capital stock	(6)	(561)	—	—	—	—	(561)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Cash dividends on capital stock	—	—	(43)	—	(43)	—	(43)
BALANCE, SEPTEMBER 30, 2021	34	$3,379	$1,779	$608	$2,387	$82	$5,848

BALANCE, DECEMBER 31, 2019	45	$4,517	$1,661	$504	$2,165	$44	$6,726
Adjustment for cumulative effect of accounting change	—	—	1	—	1	—	1
Comprehensive income (loss)	—	—	263	65	328	(39)	289
Proceeds from issuance of capital stock	29	2,915	—	—	—	—	2,915
Repurchases/redemptions of capital stock	(40)	(3,994)	—	—	—	—	(3,994)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(6)	—	—	—	—	(6)
Partial recovery of prior capital distribution to Financing Corporation	—	—	26	—	26	—	26
Cash dividends on capital stock	—	—	(161)	—	(161)	—	(161)
BALANCE, SEPTEMBER 30, 2020	34	$3,432	$1,790	$569	$2,359	$5	$5,796

BALANCE, DECEMBER 31, 2020	34	$3,341	$1,775	$576	$2,351	$48	$5,740
Comprehensive income (loss)	—	—	128	32	160	34	194
Proceeds from issuance of capital stock	20	2,013	—	—	—	—	2,013
Repurchases/redemptions of capital stock	(19)	(1,894)	—	—	—	—	(1,894)
Net shares reclassified (to) from mandatorily redeemable capital stock	(1)	(81)	—	—	—	—	(81)
Cash dividends on capital stock	—	—	(124)	—	(124)	—	(124)
BALANCE, SEPTEMBER 30, 2021	34	$3,379	$1,779	$608	$2,387	$82	$5,848

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$160	$328
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	32	(21)
Net (gains) losses on trading securities	30	(26)
Net change in derivatives and hedging activities	238	(329)
Other adjustments, net	15	8
Net change in:
Accrued interest receivable	(6)	37
Other assets	(10)	3
Accrued interest payable	(16)	(71)
Other liabilities	(5)	17
Total adjustments	278	(382)
Net cash provided by (used in) operating activities	438	(54)
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	144	(727)
Securities purchased under agreements to resell	(2,650)	10,650
Federal funds sold	(1,190)	(995)
Trading securities
Proceeds from sales	—	2,949
Proceeds from maturities and paydowns	4,752	493
Purchases	(1,098)	(7,568)
Available-for-sale securities
Proceeds from maturities and paydowns	1,793	1,822
Purchases	(18)	(1,280)
Held-to-maturity securities
Proceeds from maturities and paydowns	383	392
Advances
Repaid	99,336	156,489
Originated	(97,191)	(124,219)
Mortgage loans held for portfolio
Principal collected	2,029	2,326
Purchased	(1,386)	(1,753)
Other investing activities, net	(1)	(4)
Net cash provided by (used in) investing activities	4,903	38,575

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
FINANCING ACTIVITIES
Net change in deposits	(53)	503
Net proceeds from issuance of consolidated obligations
Discount notes	209,630	129,774
Bonds	52,058	28,638
Payments for maturing and retiring consolidated obligations
Discount notes	(226,221)	(128,303)
Bonds	(41,575)	(68,002)
Proceeds from issuance of capital stock	2,013	2,915
Proceeds from issuance of mandatorily redeemable capital stock	—	18
Payments for repurchases/redemptions of capital stock	(1,894)	(3,994)
Payments for repurchases/redemptions of mandatorily redeemable capital stock	(103)	(176)
Partial recovery of prior capital distribution to Financing Corporation	—	26
Cash dividends paid	(124)	(161)
Net cash provided by (used in) financing activities	(6,269)	(38,762)
Net increase (decrease) in cash and due from banks	(928)	(241)
Cash and due from banks at beginning of the period	978	1,029
Cash and due from banks at end of the period	$50	$788

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$420	$1,151
Affordable Housing Program payments	40	24
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	15	45
Traded but not yet settled investment security payments/calls	113	1
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	81	6

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

Reclassifications

Certain amounts in the Bank’s 2020 financial statements have been reclassified to conform to the presentation for the three and nine months ended September 30, 2021. These amounts were not deemed to be material.

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the nine months ended September 30, 2021. Descriptions of all significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in the 2020 Form 10-K.

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

INTEREST-BEARING DEPOSITS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND FEDERAL FUNDS SOLD

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO). At September 30, 2021 and December 31, 2020, none of these investments were with counterparties rated below triple-B; however, as of December 31, 2020, approximately 21 percent were secured securities purchased under agreements to resell with unrated counterparties. At September 30, 2021, the Bank held no unrated investments. These NRSRO ratings may differ from any internal ratings of the investments by the Bank.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At September 30, 2021 and December 31, 2020, no allowance for credit losses was recorded for interest-bearing deposits and federal funds sold, as all assets were repaid or expected to be repaid according to their contractual terms. The carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of less than $1 million at September 30, 2021 and December 31, 2020.

Securities purchased under agreements to resell are secured, short-term, and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at September 30, 2021 and December 31, 2020. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of less than $1 million at September 30, 2021 and December 31, 2020.

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

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	September 30, 2021	December 31, 2020
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$499	$4,069
Other U.S. obligations[1]	102	114
GSE and Tennessee Valley Authority obligations	60	64
Other[2]	215	246
Total non-mortgage-backed securities	876	4,493
Mortgage-backed securities
GSE multifamily	315	382
Total fair value	$1,191	$4,875

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

2    Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

The following table summarizes the components of “Net gains (losses) on trading securities” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net unrealized gains (losses) on trading securities held at period-end	$(2)	$(10)	$(20)	$26
Net gains (losses) on trading securities sold/matured during the period	(4)	—	(10)	—
Net gains (losses) on trading securities	$(6)	$(10)	$(30)	$26

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	September 30, 2021
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$1,311	$5	$(1)	$1,315
GSE and Tennessee Valley Authority obligations	957	29	—	986
State or local housing agency obligations	576	—	(11)	565
Other[3]	281	11	—	292
Total non-mortgage-backed securities	3,125	45	(12)	3,158
Mortgage-backed securities
U.S. obligations single-family[2]	3,061	22	—	3,083
GSE single-family	304	5	—	309
GSE multifamily	7,273	50	(24)	7,299
Total mortgage-backed securities	10,638	77	(24)	10,691
Total	$13,763	$122	$(36)	$13,849

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $23 million at September 30, 2021.

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

	September 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$78	$(1)	$135	$—	$213	$(1)
State or local housing agency obligations	52	—	503	(11)	555	(11)
Total non-mortgage-backed securities	130	(1)	638	(11)	768	(12)
Mortgage-backed securities
U.S. obligations single-family[1]	86	—	94	—	180	—
GSE single-family	10	—	—	—	10	—
GSE multifamily	1,626	(4)	3,034	(20)	4,660	(24)
Total mortgage-backed securities	1,722	(4)	3,128	(20)	4,850	(24)
Total	$1,852	$(5)	$3,766	$(31)	$5,618	$(36)

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

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	September 30, 2021		December 31, 2020
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$415	$415	$4	$4
Due after one year through five years	1,764	1,773	2,430	2,438
Due after five years through ten years	374	380	494	498
Due after ten years	572	590	744	749
Total non-mortgage-backed securities	3,125	3,158	3,672	3,689
Mortgage-backed securities	10,638	10,691	12,186	12,221
Total	$13,763	$13,849	$15,858	$15,910

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	September 30, 2021
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$375	$76	$—	$451
State or local housing agency obligations	191	1	(1)	191
Total non-mortgage-backed securities	566	77	(1)	642
Mortgage-backed securities
U.S. obligations single-family[2]	2	—	—	2
GSE single-family	852	8	—	860
Private-label	5	—	—	5
Total mortgage-backed securities	859	8	—	867
Total	$1,425	$85	$(1)	$1,509

	December 31, 2020
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$379	$97	$—	$476
State or local housing agency obligations	203	2	(1)	204
Total non-mortgage-backed securities	582	99	(1)	680
Mortgage-backed securities
U.S. obligations single-family[2]	3	—	—	3
GSE single-family	1,225	9	(2)	1,232
Private-label	6	—	—	6
Total mortgage-backed securities	1,234	9	(2)	1,241
Total	$1,816	$108	$(3)	$1,921

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $10 million and $5 million at September 30, 2021 and December 31, 2020.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	September 30, 2021		December 31, 2020
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after one year through five years	$258	$293	$252	$297
Due after five years through ten years	188	193	198	203
Due after ten years	120	156	132	180
Total non-mortgage-backed securities	566	642	582	680
Mortgage-backed securities	859	867	1,234	1,241
Total	$1,425	$1,509	$1,816	$1,921

ALLOWANCE FOR CREDIT LOSSES ON AFS AND HTM SECURITIES

The Bank evaluates AFS and HTM investment securities for credit losses on a quarterly basis.

AFS and HTM Securities

The Bank’s AFS and HTM securities may include, but are not limited to, certificates of deposit, commercial paper, U.S. obligations, GSE and Tennessee Valley Authority (TVA) obligations, state or local housing agency obligations, taxable municipal bonds, and mortgage-backed-securities (MBS). The Bank only purchases securities considered investment quality. At September 30, 2021 and December 31, 2020, over 99 percent of the Bank’s AFS and HTM securities, based on amortized cost, were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These NRSRO ratings may differ from any internal ratings of the securities by the Bank.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At September 30, 2021 and December 31, 2020, certain AFS securities held by the Bank were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. In addition, substantially all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these AFS securities at September 30, 2021 and December 31, 2020.

The Bank evaluates its HTM securities for impairment on a collective, or pooled, basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. At September 30, 2021 and December 31, 2020, the Bank had no allowance for credit losses recorded on its HTM securities because the securities: (i) were all highly-rated, (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of U.S. obligations and GSE and TVA obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Note 4 — Advances

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	September 30, 2021		December 31, 2020
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Overdrawn demand deposit accounts[2]	$—	1.30%	$3	1.29%
Due in one year or less	13,752	1.26	12,499	1.16
Due after one year through two years	6,710	1.72	8,265	1.69
Due after two years through three years	10,820	1.19	10,550	1.42
Due after three years through four years	4,992	1.00	7,011	1.38
Due after four years through five years	4,520	0.85	4,106	1.12
Thereafter	3,149	2.05	3,654	2.10
Total par value	43,943	1.30%	46,088	1.42%
Premiums	15		18
Discounts	(2)		(3)
Fair value hedging adjustments	120		427
Total	$44,076		$46,530

1    Excludes accrued interest receivable of $13 million at both September 30, 2021 and December 31, 2020.

2    The Bank’s overdrawn demand deposit accounts were less than $1 million at September 30, 2021.

The following table summarizes advances by year of redemption term or next call date for callable advances, and by year of redemption term or next put date for putable advances (dollars in millions):

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Overdrawn demand deposit accounts[1]	$—	$3	$—	$3
Due in one year or less	25,723	23,622	14,777	13,486
Due after one year through two years	5,722	6,276	6,736	8,319
Due after two years through three years	5,432	6,436	9,895	10,464
Due after three years through four years	2,306	4,053	4,877	6,116
Due after four years through five years	1,589	2,169	4,520	4,057
Thereafter	3,171	3,529	3,138	3,643
Total par value	$43,943	$46,088	$43,943	$46,088
1    The Bank’s overdrawn demand deposit accounts were less than $1 million at September 30, 2021.

The Bank offers advances to members and eligible housing associates that may be prepaid on pertinent dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At September 30, 2021 and December 31, 2020, the Bank had callable advances outstanding totaling $13.3 billion and $11.7 billion.

The Bank also holds putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise dates. Generally, these put options are exercised when interest rates increase relative to contractual rates. At both September 30, 2021 and December 31, 2020, the Bank had putable advances outstanding totaling $1.4 billion.

PREPAYMENT FEES

The Bank generally charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. For certain advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of the hedged item fair value hedging adjustments in advance interest income on the Statements of Income. During the three and nine months ended September 30, 2021, the Bank recorded net prepayment fees on advances of $4 million and $34 million compared to $45 million and $58 million for the same periods in 2020.

ADVANCE CONCENTRATIONS

The Bank’s advances are primarily concentrated in commercial banks and insurance companies. At September 30, 2021 and December 31, 2020, the Bank did not have any members who individually held 10 percent or more of the Bank’s advances.

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its advances. At September 30, 2021 and December 31, 2020, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, as applicable, in excess of its outstanding advances.

At September 30, 2021 and December 31, 2020, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. The Bank considers an advance past due for financial reporting purposes if a default of contractual principal or interest exists for a period of 30 days or more. In addition, there were no troubled debt restructurings (TDRs) related to advances during the nine months ended September 30, 2021 and 2020.

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

The Bank has never experienced a credit loss on its advances. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on its advances as of September 30, 2021 and December 31, 2020.

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

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	September 30, 2021	December 31, 2020
Fixed rate, long-term single-family mortgage loans	$6,250	$6,945
Fixed rate, medium-term[1] single-family mortgage loans	1,214	1,182
Total unpaid principal balance	7,464	8,127
Premiums	97	107
Discounts	(3)	(3)
Basis adjustments from mortgage loan purchase commitments	9	12
Total mortgage loans held for portfolio[2]	7,567	8,243
Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$7,566	$8,242

1    Medium-term is defined as a term of 15 years or less.

2    Excludes accrued interest receivable of $34 million and $40 million at September 30, 2021 and December 31, 2020.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	September 30, 2021	December 31, 2020
Conventional mortgage loans	$7,034	$7,646
Government-insured mortgage loans	430	481
Total unpaid principal balance	$7,464	$8,127
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

The following tables present the payment status for conventional mortgage loans (dollars in millions):

	September 30, 2021
	Origination Year
	Prior to 2017	2017 to 2021	Total
Past due 30 - 59 days	$16	$17	$33
Past due 60 - 89 days	5	3	8
Past due 90 - 179 days	9	3	12
Past due 180 days or more	21	7	28
Total past due mortgage loans	51	30	81
Total current mortgage loans	1,977	5,071	7,048
Total amortized cost of mortgage loans[1]	$2,028	$5,101	$7,129

	December 31, 2020
	Origination Year
	Prior to 2016	2016 to 2020	Total
Past due 30 - 59 days	$19	$18	$37
Past due 60 - 89 days	9	9	18
Past due 90 - 179 days	21	21	42
Past due 180 days or more	25	17	42
Total past due mortgage loans	74	65	139
Total current mortgage loans	1,952	5,661	7,613
Total amortized cost of mortgage loans[1]	$2,026	$5,726	$7,752

1    Amortized cost represents the unpaid principal balance adjusted for unamortized premiums, discounts, price adjustment fees, basis adjustments, and direct write-downs. Amortized cost excludes accrued interest receivable.

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

In the second quarter of 2020, the Bank elected to apply the TDR relief provided by the CARES Act on its conventional mortgage loan portfolio. As such, all COVID-19 modifications meeting the provisions of the CARES Act are excluded from TDR classification and accounting. The Bank had $13 million and $1 million of these modifications outstanding as of September 30, 2021 and December 31, 2020. COVID-19 modifications that do not meet the provisions of the CARES Act continue to be assessed for TDR classification.

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

The following table presents the unpaid principal balance of conventional mortgage loans in a forbearance plan as a result of COVID-19 (dollars in millions):

	September 30, 2021	December 31, 2020
Past due 30 - 59 days	$1	$3
Past due 60 - 89 days	1	6
Past due 90 days or more and in non-accrual status	13	42
Current mortgage loans	2	2
Total unpaid principal balance[1]	$17	$53

1    These conventional loans in forbearance represent less than one percent of the Bank’s mortgage loans held for portfolio at September 30, 2021 and December 31, 2020.

The following tables present other delinquency statistics for mortgage loans (dollars in millions):

	September 30, 2021
Amortized Cost	Conventional	Government-Insured	Total
In process of foreclosure[1]	$6	$1	$7
Serious delinquency rate[2]	1%	2%	1%
Past due 90 days or more and still accruing interest[3]	$—	$10	$10
Non-accrual mortgage loans[4]	$90	$—	$90

	December 31, 2020
Amortized Cost	Conventional	Government- Insured	Total
In process of foreclosure[1]	$8	$1	$9
Serious delinquency rate[2]	1%	3%	1%
Past due 90 days or more and still accruing interest[3]	$—	$13	$13
Non-accrual mortgage loans[4]	$93	$—	$93

1    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.

2    Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total mortgage loans.

3    Represents government-insured mortgage loans that are 90 days or more past due.

4    Represents conventional mortgage loans that are 90 days or more past due or for which the collection of interest or principal is doubtful. At September 30, 2021 and December 31, 2020, none of these conventional mortgage loans on non-accrual status had an associated allowance for expected credit losses.

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates mortgage loans for credit losses on a quarterly basis.

Conventional Mortgage Loans

Conventional mortgage loans are evaluated collectively when similar risk characteristics exist. Conventional loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis. The Bank determines its allowances for credit losses on conventional loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. At both September 30, 2021 and December 31, 2020, the Bank’s allowance for credit losses on conventional mortgage loans was $1 million.

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

For individually evaluated loans, the Bank uses the practical expedient for collateral dependent assets. A mortgage loan is considered collateral dependent if repayment is expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default. The Bank estimates the fair value of this collateral using a property valuation model. The expected credit loss of a collateral dependent mortgage loan is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. The Bank records a direct charge-off of the loan balance if certain triggering criteria are met. Expected recoveries of prior charge-offs are included in the allowance for credit losses.

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

The Bank has never experienced a credit loss on its government-insured mortgage loans. At September 30, 2021 and December 31, 2020, the Bank assessed its servicers and determined there was no expectation that a servicer would fail to remit payments due until paid in full. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at September 30, 2021 and December 31, 2020. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

TYPES OF DERIVATIVES AND HEDGED ITEMS

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	September 30, 2021			December 31, 2020
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$65,127	$71	$173	$33,552	$46	$262
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	8,874	8	51	1,817	12	73
Forward settlement agreements (TBAs)	179	—	—	169	—	1
Mortgage loan purchase commitments	189	—	1	177	1	—
Total derivatives not designated as hedging instruments	9,242	8	52	2,163	13	74
Total derivatives before netting and collateral adjustments	$74,369	79	225	$35,715	59	336
Netting adjustments and cash collateral[1]		112	(223)		168	(332)
Total derivative assets and derivative liabilities		$191	$2		$227	$4

1     Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral, including accrued interest, held or placed with the same clearing agent and/or counterparty. At September 30, 2021 and December 31, 2020, cash collateral, including accrued interest, posted by the Bank was $352 million and $507 million. At September 30, 2021 and December 31, 2020, the Bank held cash collateral, including accrued interest, from clearing agents or counterparties of $16 million and $7 million.

The following tables summarize the income effect from fair value hedging relationships recorded in net interest income as well as total income (expense) by product recorded on the Statements of Income (dollars in millions):

	For the Three Months Ended September 30, 2021
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$107	$25	$(108)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$12	$9	$1
Hedged items[3]	(62)	(43)	29
Net gains (losses) on fair value hedging relationships	$(50)	$(34)	$30

	For the Three Months Ended September 30, 2020
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$185	$33	$(147)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$15	$21	$—
Hedged items[3]	(82)	(55)	42
Net gains (losses) on fair value hedging relationships	$(67)	$(34)	$42

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

The following tables summarize the income effect from fair value hedging relationships recorded in net interest income as well as total income (expense) by product recorded on the Statements of Income (dollars in millions):

	For the Nine Months Ended September 30, 2021
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$359	$83	$(351)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$145	$104	$(5)
Hedged items[3]	(306)	(203)	107
Net gains (losses) on fair value hedging relationships	$(161)	$(99)	$102

	For the Nine Months Ended September 30, 2020
	Interest Income (Expense)
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$815	$170	$(780)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(486)	$(329)	$261
Hedged items[3]	374	248	(185)
Net gains (losses) on fair value hedging relationships	$(112)	$(81)	$76

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

3     Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	September 30, 2021
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$17,409	$6,493	$41,593
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$104	$137	$51
Basis adjustments for discontinued hedging relationships included in amortized cost	16	—	(7)
Total amount of fair value hedging adjustments	$120	$137	$44

	December 31, 2020
	Advances	Available-for-Sale Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$17,875	$7,137	$12,163
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$406	$340	$161
Basis adjustments for discontinued hedging relationships included in amortized cost	21	—	(10)
Total amount of fair value hedging adjustments	$427	$340	$151

1    Represents the portion of amortized cost designated as a hedged item in a fair value hedging relationship.

The following table summarizes the components of “Net gains (losses) on derivatives” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$5	$6	$23	$(40)
Forward settlement agreements (TBAs)	(1)	(1)	2	(11)
Mortgage loan purchase commitments	1	1	(2)	9
Net interest settlements	(4)	(5)	(13)	(10)
Net gains (losses) on derivatives	$1	$1	$10	$(52)

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The Bank had no uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at September 30, 2021. As such, the Bank was not required to post collateral in the normal course of business.
For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Bank utilizes one Clearinghouse, CME Clearing, for all cleared derivative transactions. CME Clearing notifies the clearing agent of the required initial margin and daily variation margin requirements, and the clearing agent in turn notifies the Bank.

The Clearinghouse determines initial margin requirements which are considered cash collateral. Generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at September 30, 2021. Variation margin requirements with CME Clearing are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	September 30, 2021
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$78	$(77)	$—	$1
Cleared derivatives	1	189	—	190
Total	$79	$112	$—	$191
Derivative Liabilities
Uncleared derivatives	$213	$(212)	$1	$2
Cleared derivatives	11	(11)	—	—
Total	$224	$(223)	$1	$2

	December 31, 2020
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$58	$(58)	$1	$1
Cleared derivatives	—	226	—	226
Total	$58	$168	$1	$227
Derivative Liabilities
Uncleared derivatives	$328	$(324)	$—	$4
Cleared derivatives	8	(8)	—	—
Total	$336	$(332)	$—	$4

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

    Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At September 30, 2021 and December 31, 2020, the total par value of outstanding consolidated obligations of the FHLBanks was $641.4 billion and $746.8 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	September 30, 2021		December 31, 2020
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$10,750	0.04%	$27,350	0.10%
Discounts and concessions[1]	(1)		(5)
Total	$10,749		$27,345

1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	September 30, 2021		December 31, 2020
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$42,801	0.52%	$29,224	0.88%
Due after one year through two years	9,164	0.93	9,398	1.10
Due after two years through three years	3,693	2.97	3,296	2.42
Due after three years through four years	1,188	2.31	3,548	3.00
Due after four years through five years	843	2.24	1,058	2.19
Thereafter	4,727	2.37	5,406	2.50
Total par value	62,416	0.92%	51,930	1.36%
Premiums	153		199
Discounts and concessions[1]	(18)		(26)
Fair value hedging adjustments	44		151
Total	$62,595		$52,254

1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	September 30, 2021	December 31, 2020
Non-callable or non-putable	$59,396	$48,610
Callable	3,020	3,320
Total par value	$62,416	$51,930

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

Year of Contractual Maturity or Next Call Date	September 30, 2021	December 31, 2020
Due in one year or less	$45,405	$31,749
Due after one year through two years	9,412	10,038
Due after two years through three years	3,811	3,326
Due after three years through four years	1,143	3,648
Due after four years through five years	748	805
Thereafter	1,897	2,364
Total par value	$62,416	$51,930

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
EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At September 30, 2021 and December 31, 2020, the Bank’s excess capital stock outstanding was less than $1 million.

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

As a result of the final rule on membership issued by the Finance Agency effective February 19, 2016, the eligibility requirements for FHLBank members were changed, rendering captive insurance companies ineligible for FHLBank membership. On the effective date of the final rule, the Bank reclassified the total outstanding capital stock held by all of the captive insurance companies that were Bank members, to MRCS. On February 19, 2021, all remaining captive insurance companies that were admitted as members prior to September 12, 2014 had their membership terminated. The Bank immediately redeemed all membership stock from these captive insurance companies; however, the remaining activity-based stock is subject to the five year redemption period.

The following tables summarize changes in MRCS (dollars in millions):

	For the Three Months Ended September 30,
	2021	2020
Balance, beginning of period	$35	$81
Capital stock reclassified to (from) MRCS, net	1	—
Net payments for repurchases/redemptions of MRCS	(6)	(27)
Balance, end of period	$30	$54

	For the Nine Months Ended September 30,
	2021	2020
Balance, beginning of period	$52	$206
Capital stock reclassified to (from) MRCS, net	81	6
Net payments for repurchases/redemptions of MRCS	(103)	(158)
Balance, end of period	$30	$54

The following table summarizes the Bank’s MRCS by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	September 30, 2021	December 31, 2020
Due in one year or less	$11	$—
Due after one year through two years	—	11
Due after two years through three years	1	2
Due after four years through five years	10	—
Thereafter[2]	—	27
Past contractual redemption date due to outstanding activity with the Bank	8	12
Total	$30	$52

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

RESTRICTED RETAINED EARNINGS

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of its average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends. At September 30, 2021 and December 31, 2020, the Bank’s restricted retained earnings account totaled $608 million and $576 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in accumulated other comprehensive income (loss) (AOCI) (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 3)	Pension and postretirement benefits	Total AOCI
Balance, June 30, 2020	$(56)	$(4)	$(60)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	64	—	64
Reclassifications from AOCI to net income
Amortization - pension and postretirement	—	1	1
Net current period other comprehensive income (loss)	64	1	65
Balance, September 30, 2020	$8	$(3)	$5

Balance, June 30, 2021	$102	$(4)	$98
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(16)	—	(16)
Balance, September 30, 2021	$86	$(4)	$82

Balance, December 31, 2019	$48	$(4)	$44
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(40)	—	(40)
Reclassifications from AOCI to net income
Amortization - pension and postretirement	—	1	1
Net current period other comprehensive income (loss)	(40)	1	(39)
Balance, September 30, 2020	$8	$(3)	$5

Balance, December 31, 2020	$52	$(4)	$48
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	34	—	34
Balance, September 30, 2021	$86	$(4)	$82

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

•Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at September 30, 2021 and December 31, 2020.

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

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	September 30, 2021		December 31, 2020
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$573	$5,796	$704	$5,744
Regulatory capital	$3,257	$5,796	$3,508	$5,744
Leverage capital	$4,071	$8,695	$4,385	$8,616
Capital-to-assets ratio	4.00%	7.12%	4.00%	6.55%
Capital stock-to-assets ratio	2.00%	4.06%	2.00%	3.78%
Leverage ratio	5.00%	10.68%	5.00%	9.83%

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. The Bank had no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2021 and 2020.

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

	September 30, 2021
		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$50	$50	$—	$—	$—	$50
Interest-bearing deposits	411	—	411	—	—	411
Securities purchased under agreements to resell	7,450	—	7,450	—	—	7,450
Federal funds sold	4,885	—	4,885	—	—	4,885
Trading securities	1,191	—	1,191	—	—	1,191
Available-for-sale securities	13,849	—	13,849	—	—	13,849
Held-to-maturity securities	1,425	—	1,504	5	—	1,509
Advances	44,076	—	44,492	—	—	44,492
Mortgage loans held for portfolio, net	7,566	—	7,713	85	—	7,798
Accrued interest receivable	87	—	87	—	—	87
Derivative assets, net	191	—	79	—	112	191
Other assets	42	42	—	—	—	42
Liabilities
Deposits	(1,846)	—	(1,846)	—	—	(1,846)
Consolidated obligations
Discount notes	(10,749)	—	(10,749)	—	—	(10,749)
Bonds	(62,595)	—	(63,166)	—	—	(63,166)
Total consolidated obligations	(73,344)	—	(73,915)	—	—	(73,915)
Mandatorily redeemable capital stock	(30)	(30)	—	—	—	(30)
Accrued interest payable	(129)	—	(129)	—	—	(129)
Derivative liabilities, net	(2)	—	(225)	—	223	(2)

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

As of September 30, 2021 and December 31, 2020, multiple prices were received for the majority of the Bank’s trading and AFS investment securities. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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
For the related hedged items, the fair value is estimated using a discounted cash flow analysis which typically considers the following inputs:

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

Consolidated Obligation Discount Notes Recorded under the Fair Value Option. The fair value of consolidated obligation discount notes recorded under the fair value option is determined by calculating the present value of the expected future cash flows. The discount rates used in the present value calculations are for consolidated obligations with similar terms. The Bank uses the consolidated obligation curve for measuring the fair value of these consolidated obligations, which is a market-observable curve constructed by the Office of Finance. This curve is constructed using the U.S. Treasury curve as a base curve which is then adjusted by adding indicative spreads obtained largely from market-observable sources.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	September 30, 2021
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S. Treasury obligations	$—	$499	$—	$—	$499
Other U.S. obligations	—	102	—	—	102
GSE and Tennessee Valley Authority obligations	—	60	—	—	60
Other non-MBS	—	215	—	—	215
GSE multifamily MBS	—	315	—	—	315
Total trading securities	—	1,191	—	—	1,191
Available-for-sale securities
Other U.S. obligations	—	1,315	—	—	1,315
GSE and Tennessee Valley Authority obligations	—	986	—	—	986
State or local housing agency obligations	—	565	—	—	565
Other non-MBS	—	292	—	—	292
U.S. obligations single-family MBS	—	3,083	—	—	3,083
GSE single-family MBS	—	309	—	—	309
GSE multifamily MBS	—	7,299	—	—	7,299
Total available-for-sale securities	—	13,849	—	—	13,849
Derivative assets, net
Interest-rate related	—	79	—	112	191
Other assets	42	—	—	—	42
Total recurring assets at fair value	$42	$15,119	$—	$112	$15,273
Liabilities
Discount notes[2]	$—	$(5,149)	$—	$—	$(5,149)
Derivative liabilities, net
Interest-rate related	—	(224)	—	223	(1)
Mortgage loan purchase commitments	—	(1)	—	—	(1)
Total derivative liabilities, net	—	(225)	—	223	(2)
Total recurring liabilities at fair value	$—	$(5,374)	$—	$223	$(5,151)

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

FAIR VALUE ON A NON-RECURRING BASIS

    The Bank measures certain impaired mortgage loans held for portfolio at Level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. At September 30, 2021 and December 31, 2020, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $3 million and $7 million. These fair values were as of the date the fair value adjustment was recorded during the nine months ended September 30, 2021 and year ended December 31, 2020.

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

For the three and nine months ended September 30, 2021, net losses on financial instruments held at fair value (i.e., discount notes) were less than $1 million. At September 30, 2021, the Bank determined no credit risk adjustments for nonperformance were necessary to the instruments recorded under the fair value option. The Bank did not have any fair value option financial instruments outstanding during the three and nine months ended September 30, 2020.

The following table summarizes the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected as of September 30, 2021 (dollars in millions):

	September 30, 2021
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$5,150	$5,149	$(1)

The Bank did not have any fair value option financial instruments outstanding as of December 31, 2020.

Note 10 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At September 30, 2021 and December 31, 2020, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was $568.3 billion and $667.5 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	September 30, 2021			December 31, 2020
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1,2]	$7,366	$61	$7,427	$9,361
Standby bond purchase agreements[2]	191	358	549	797
Commitments to purchase mortgage loans	189	—	189	177
Commitments to issue bonds	200	—	200	—
Commitments to issue discount notes	2,400	—	2,400	—
Commitments to fund advances[2]	2,624	2	2,626	252

1    Excludes commitments to issue standby letters of credit, when applicable. At both September 30, 2021 and December 31, 2020, the Bank had no commitments to issue standby letters of credit.

2    The Bank has deemed it unnecessary to record any liability for credit losses on these agreements at September 30, 2021 and December 31, 2020.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The original terms of standby letters of credit outstanding at September 30, 2021 range from less than one month to seven years, currently no later than 2028. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” on the Statements of Condition and amounted to $2 million at both September 30, 2021 and December 31, 2020.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district whereby, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. At September 30, 2021, the Bank had standby bond purchase agreements with seven housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2026. During both the nine months ended September 30, 2021 and 2020, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at September 30, 2021 and December 31, 2020 is reported in “Note 6 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Commitments to Issue Consolidated Obligations. The Bank enters into commitments to issue consolidated obligations in the normal course of its business, generally that settle within 30 calendar days. At September 30, 2021, the Bank had commitments to issue $200 million and $2.4 billion of consolidated obligation bonds and discount notes. At December 31, 2020, the Bank had no commitments to issue consolidated obligation bonds and discount notes.

Commitments to Fund Advances. The Bank enters into commitments to fund additional advances up to 24 months in the future. At September 30, 2021 and December 31, 2020, the Bank had commitments to fund advances of $2.6 billion and $252 million.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a memorandum account called the first loss account (FLA). For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $161 million and $154 million at September 30, 2021 and December 31, 2020.
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
The Bank records legal expenses related to litigation settlements as incurred in other expenses on the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent-based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent-based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement. During the three and nine months ended September 30, 2021, the Bank did not have any litigation settlements. During the three and nine months ended September 30, 2020, the Bank recognized $64 million and $120 million in net gains on litigation settlements through other income (loss), due to the settlement of certain private-label MBS claims, as previously discussed in the Bank’s 2020 Form 10-K.
The Bank is not currently aware of any pending or threatened legal proceedings to which it is a party that it believes could have a material impact on its financial condition, results of operations, or cash flows.
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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	September 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Advances	$35	—	$1,526	3
Mortgage loans	122	2	154	2
Deposits	29	2	17	1
Capital stock	44	1	110	3

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including MRCS). At September 30, 2021 and December 31, 2020, the Bank did not have any stockholders owning 10 percent or more of its total capital stock outstanding.

Note 12 — Activities with Other FHLBanks

    Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the nine months ended September 30, 2021 and 2020 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2021
Chicago	$—	$301	$(301)	$—

2020
Boston	$—	$250	$(250)	$—

The following table summarizes borrowing activity from other FHLBanks during the nine months ended September 30, 2021 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2021
Chicago	$—	$5	$(5)	$—

During the nine months ended September 30, 2020, the Bank did not borrow funds from other FHLBanks.

Note 13 — Subsequent Events

Subsequent events have been evaluated from October 1, 2021, through the time of the Form 10-Q filing with the SEC. No material subsequent events requiring disclosure were identified.

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

•general economic and market conditions that could impact the business we do with our members, including, but not limited to, the timing and volatility of market activity, negative interest rates, the continued impact of the coronavirus pandemic (COVID-19), inflation/deflation, employment rates, housing market activity and housing prices, including the effect of mortgage forbearance, the level of mortgage prepayments, the valuation of pledged collateral, and the condition of the capital markets on our consolidated obligations;

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

Financial Results
For the three and nine months ended September 30, 2021, we reported net income of $47 million and $160 million compared to $151 million and $328 million for the same periods in 2020. Our change in net income was primarily driven by net gains on litigation settlements of $64 million and $120 million recorded during the three and nine months ended September 30, 2020, and a decline in net interest income, as discussed further below. Our net income is calculated in accordance with accounting principles generally accepted in the United States of America (GAAP).

Net interest income declined $52 million and $79 million during the three and nine months ended September 30, 2021 when compared to the same periods last year due primarily to lower average advance balances coupled with the lower interest rate environment and reduced advance prepayment activity. Advance prepayment fee income declined $41 million and $24 million during the three and nine months ended September 30, 2021 when compared to the same periods last year.

Other income declined $65 million and $115 million during the three and nine months ended September 30, 2021 when compared to the same periods last year due primarily to net gains on litigation settlements of $64 million and $120 million recorded in 2020 as a result of settlements with defendants in our private-label MBS litigation. During 2020, all of our remaining private-label MBS litigation cases initially filed were settled. Other factors impacting other income (loss) included net gains (losses) on trading securities and net gains (losses) on derivatives not qualifying for hedge accounting treatment (economic derivatives), as described below.

During the three and nine months ended September 30, 2021, we recorded net combined losses of $5 million and $20 million on our trading securities and economic derivatives compared to net losses of $9 million and $26 million for the same periods in 2020. These changes in fair value were primarily driven by market volatility and the impact it had on interest rates, as well as credit spreads on our fixed rate trading securities.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional discussion on our results of operations.

    Our total assets decreased to $81.4 billion at September 30, 2021, compared to $87.7 billion at December 31, 2020, driven by a decrease in advances and investments. Advances decreased $2.5 billion due primarily to lower demand for advances by depository members resulting mainly from increased liquidity in the financial markets and higher member deposit levels. This decrease was partially offset by an increase in borrowings by insurance company members. Investments declined $2.3 billion due primarily to paydowns and/or maturities of U.S. Treasury obligations and MBS. The decline was offset in part by an increase in money market investments, which are primarily held for liquidity purposes.

Total capital increased to $5.8 billion at September 30, 2021 from $5.7 billion at December 31, 2020. Our regulatory capital ratio increased to 7.12 percent at September 30, 2021, from 6.55 percent at December 31, 2020, and was above the required regulatory limit at each period end. Regulatory capital includes all capital stock, mandatorily redeemable capital stock, and retained earnings.

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

The adjusted net income methodology is calculated on a post-Affordable Housing Program (AHP) assessment basis. Management believes AHP assessments are a fundamental component of our business and believes this assessment should be included in our adjusted net income calculation. In addition, this treatment aligns the adjusted net income results to our strategic business plan which is calculated on a post-AHP assessment basis.

As indicated in the tables that follow, our adjusted net interest income and adjusted net income decreased during the three and nine months ended September 30, 2021 when compared to the same periods in 2020. The declines were driven primarily by lower average advance balances and the lower interest rate environment.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
GAAP net interest income	$89	$141	$290	$369
Exclude:
Prepayment fees on advances, net[1]	5	45	35	59
Prepayment fees on investments, net[2]	1	(4)	2	(2)
Mandatorily redeemable capital stock interest expense	—	(1)	(1)	(5)
Market value adjustments on fair value hedges[3]	1	5	8	3
Total adjustments	7	45	44	55
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(4)	(5)	(13)	(10)
Adjusted net interest income	$78	$91	$233	$304
Adjusted net interest margin	0.36%	0.37%	0.35%	0.36%

1    Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2    Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

3     Represents market value gains (losses) on derivatives and hedged items in qualifying hedging relationships.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
GAAP net income before assessments	$52	$167	$178	$364
Exclude:
Prepayment fees on advances, net[1]	5	45	35	59
Prepayment fees on investments, net[2]	1	(4)	2	(2)
Mandatorily redeemable capital stock interest expense	—	(1)	(1)	(5)
Market value adjustments on fair value hedges[3]	1	5	8	3
Net gains (losses) on trading securities	(6)	(10)	(30)	26
Net gains (losses) on derivatives	1	1	10	(52)
Gains on litigation settlements, net	—	64	—	120
Include:
Net interest expense on economic hedges	(4)	(5)	(13)	(10)
Adjusted net income before assessments	46	62	141	205
Adjusted AHP assessments[4]	4	7	14	21
Adjusted net income	$42	$55	$127	$184

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

As discussed in our 2020 Form 10-K, many of our advances, investments, consolidated obligation bonds, derivatives, and related collateral are indexed to LIBOR. We are preparing for a transition away from LIBOR as a benchmark interest rate and plan to utilize SOFR as the dominant replacement rate on an ongoing basis. We ceased purchasing investments that reference LIBOR in 2018. In addition, we ceased execution of new LIBOR indexed transactions with maturities beyond December 31, 2021 as of June 30, 2020. We continue to monitor fallback language on our products and are in the process of ensuring we are operationally ready for these fallback activities, including updating our processes and information technology systems to support the transition from LIBOR to an alternative reference rate.

Market activity in SOFR-indexed financial instruments continues to increase and we continue to offer SOFR-indexed advances and issue SOFR-indexed debt. We are also utilizing interest rate swaps based on the federal funds or SOFR overnight index swap (OIS) rates as an alternative to using LIBOR when entering into new derivative transactions.

The following tables summarize our variable rate advances, investments, consolidated obligation bonds, and derivatives by interest-rate index (in millions):

	September 30, 2021
	LIBOR	SOFR OIS	Federal Funds OIS	Other[1]	Total
Advances, principal amount	$946	$175	$—	$12,844	$13,965
Investment securities
Non-mortgage-backed securities, principal amount	1,449	—	—	—	1,449
Mortgage-backed securities, principal amount	6,466	—	—	—	6,466
Total investment securities	7,915	—	—	—	7,915
Consolidated obligation bonds, principal amount	—	7,796	—	—	7,796
Total variable rate financial instruments amount	$8,861	$7,971	$—	$12,844	$29,676

Derivatives
Pay leg, notional amount	$6,924	$40,477	$432	$—	$47,833
Receive leg, notional amount	13,300	5	12,863	—	26,168

	December 31, 2020
	LIBOR	SOFR OIS	Federal Funds OIS	Other[1]	Total
Advances, principal amount	$1,157	$175	$—	$11,267	$12,599
Investment securities
Non-mortgage-backed securities, principal amount	1,819	—	—	—	1,819
Mortgage-backed securities, principal amount	7,726	—	—	—	7,726
Total investment securities	9,545	—	—	—	9,545
Consolidated obligation bonds, principal amount	4,940	7,983	—	—	12,923
Total variable rate financial instruments amount	$15,642	$8,158	$—	$11,267	$35,067

Derivatives
Pay leg, notional amount	$10,412	$—	$76	$—	$10,488
Receive leg, notional amount	15,761	5	9,115	—	24,881
1     Consists primarily of advances indexed to consolidated obligation yields.

The following tables present our exposure to LIBOR-indexed advances, investments, consolidated obligation bonds, and derivatives (in millions):

	September 30, 2021
	LIBOR Tenors That Cease or Will no Longer be Representative Immediately After June 30, 2023
	Due/Terminates in 2021	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates Thereafter	Total
Assets Indexed to LIBOR
Advances, principal amount by redemption term	$98	$206	$50	$592	$946
Investment securities, by contractual maturity[1]
Non-mortgage-backed securities, principal amount	—	—	105	1,344	1,449
Mortgage-backed securities, principal amount	3	69	91	6,303	6,466
Derivatives, receive leg
Cleared, notional amount	1,162	1,850	1,864	4,196	9,072
Uncleared, notional amount	67	996	938	2,227	4,228
Total Principal/Notional Amount	$1,330	$3,121	$3,048	$14,662	$22,161

Liabilities Indexed to LIBOR
Derivatives, pay leg
Cleared, notional amount	$5,462	$80	$264	$660	$6,466
Uncleared, notional amount	55	103	50	250	458
Total Principal/Notional Amount	$5,517	$183	$314	$910	$6,924

	December 31, 2020
	LIBOR Tenors That Cease or Will no Longer be Representative Immediately After June 30, 2023
	Due/Terminates in 2021	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates Thereafter	Total
Assets Indexed to LIBOR
Advances, principal amount by redemption term	$293	$221	$50	$593	$1,157
Investment securities, by contractual maturity[1]
Non-mortgage-backed securities, principal amount	—	—	141	1,678	1,819
Mortgage-backed securities, principal amount	12	70	214	7,430	7,726
Derivatives, receive leg
Cleared, notional amount	2,304	1,895	1,928	4,755	10,882
Uncleared, notional amount	482	1,056	1,001	2,340	4,879
Total Principal/Notional Amount	$3,091	$3,242	$3,334	$16,796	$26,463

Liabilities Indexed to LIBOR
Consolidated obligation bonds, principal amount by contractual maturity	$4,940	$—	$—	$—	$4,940
Derivatives, pay leg
Cleared, notional amount	8,837	80	264	660	9,841
Uncleared, notional amount	168	103	50	250	571
Total Principal/Notional Amount	$13,945	$183	$314	$910	$15,352
1    MBS are presented by contractual maturity, however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.
For a summary of our risks on the replacement of the LIBOR benchmark interest rate, refer to “Item 1A. Risk Factors” in our 2020 Form 10-K.

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

With progress on vaccinations and strong policy support, indicators of economic activity and employment have continued to strengthen. Throughout 2021, gross domestic product increased due primarily to increases in personal consumption expenditures, nonresidential fixed investment, exports, and state and local government spending. Additionally, the national unemployment rate continued to decline throughout 2021; however, it continues to remain higher than pre-pandemic levels. The sectors most adversely affected by the pandemic have improved in recent months, but the rise in COVID-19 cases has slowed their recovery. Inflation is elevated, largely reflecting transitory factors. Overall financial conditions remain accommodative, in part reflecting policy measures to support the economy and the flow of credit to U.S. households and businesses.

The path of the economy continues to depend on the course of the virus, including the emergence of additional virus variants. Progress on vaccinations will likely continue to reduce the effects of the ongoing public health crisis on the economy, but risks to the economic outlook remain. In its September 22, 2021 statement, the Federal Open Market Committee (FOMC or Committee) stated that it decided to keep the target range for the federal funds rate at zero to 0.25 percent. The Committee stated that it expects it will be appropriate to maintain this target range until labor market conditions have reached levels consistent with the Committee’s assessments of maximum employment and inflation has risen to two percent and is on track to moderately exceed two percent for some time. The Committee also stated that its assessment will take into account a wide range of information, including readings on public health, labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments.

In response to COVID-19, the Federal Reserve and Congress implemented a multitude of programs to help stabilize market conditions. The Federal Reserve previously indicated that it will continue to increase its holdings of U.S. Treasuries and agency MBS until substantial further progress has been made toward the Committee’s maximum employment and price stability goals. Since then, the economy has made progress toward these goals. If progress continues broadly as expected, the Committee stated that a moderation in the pace of asset purchases may soon be warranted. These asset purchases help foster accommodative financial conditions, thereby supporting the flow of credit to households and businesses.

Mortgage Markets

The impact of COVID-19 significantly affected the U.S. housing markets and resulted in declines in interest rates and home inventory. Throughout 2021, the housing market continued to show signs of recovery. Existing housing inventory remains low, while new housing inventory has increased. Home sales decreased from levels experienced in the third quarter of 2020, but remain strong and home prices remain high. During the third quarter of 2021, mortgage rates increased slightly from the prior year end, however, they remained lower, on average, compared to the same periods last year. Refinancing activity remained the primary driver of mortgage activity.

The federal government programs to assist homeowners affected by the pandemic, including temporary mortgage payment forbearance and a temporary moratorium on foreclosures and evictions, expired in the third quarter of 2021. Forbearances and delinquencies of mortgage loans continued to trend down in the third quarter of 2021, consistent with a decline in the rate of unemployment. The expiration of the federal government programs could result in an increase in delinquencies and foreclosures in 2022 and beyond.

Interest Rates

    The following table shows information on key market interest rates1:

	Third Quarter 2021 3-Month Average	Third Quarter 2020 3-Month Average	Third Quarter 2021 9-Month Average	Third Quarter 2020 9-Month Average	September 30, 2021 Ending Rate	December 31, 2020 Ending Rate
Federal funds	0.09%	0.09%	0.08%	0.45%	0.06%	0.09%
Three-month LIBOR	0.13	0.25	0.16	0.79	0.13	0.24
SOFR	0.05	0.09	0.04	0.45	0.05	0.07
2-year U.S. Treasury	0.22	0.14	0.18	0.47	0.28	0.12
10-year U.S. Treasury	1.32	0.65	1.41	0.89	1.49	0.92
30-year residential mortgage note	2.86	2.96	2.91	3.24	3.01	2.67

1    Source: Bloomberg.

The global concerns related to COVID-19 and the resulting impact on economic activity led to lower short-term interest rates, on average, in the three and nine months ended September 30, 2021 when compared to the same periods last year. However, as vaccination efforts continue to progress, economic activity has turned up and longer-term U.S. Treasury interest rates increased during the three and nine months ended September 30, 2021 when compared to the prior year end.

Funding Spreads

The following table reflects our funding spreads to SOFR (basis points)1:

	Third Quarter 2021 3-Month Average	Third Quarter 2020 3-Month Average	Third Quarter 2021 9-Month Average	Third Quarter 2020 9-Month Average	September 30, 2021 Ending Spread	December 31, 2020 Ending Spread
3-month	0.7	4.7	1.1	6.5	0.0	3.8
2-year	5.3	17.5	6.0	23.0	5.2	6.6
5-year	15.0	34.6	14.6	39.1	14.8	16.6
10-year	37.2	63.0	34.0	72.5	37.1	38.2

1    Source: The Office of Finance.

The following table reflects our funding spreads to U.S. Treasuries (basis points)1:

	Third Quarter 2021 3-Month Average	Third Quarter 2020 3-Month Average	Third Quarter 2021 9-Month Average	Third Quarter 2020 9-Month Average	September 30, 2021 Ending Spread	December 31, 2020 Ending Spread
3-month	1.1	1.7	1.5	4.3	1.7	2.3
2-year	1.2	5.9	1.4	9.4	0.0	1.0
5-year	2.5	17.5	2.7	21.0	1.5	5.3
10-year	14.6	39.5	11.9	48.0	15.5	18.5

1    Source: The Office of Finance.

As a result of our credit quality and government-sponsored enterprise (GSE) status, we generally have ready access to funding at relatively competitive interest rates. During 2021, our funding spreads to SOFR and U.S. Treasuries improved when compared to the prior year end and the same periods last year. During the nine months ended September 30, 2021, we utilized discount notes and short-term consolidated obligation bonds in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements.

SELECTED FINANCIAL DATA

    The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Cash and due from banks	$50	$52	$255	$978	$788
Investments[1]	29,211	29,712	31,202	31,497	32,705
Advances	44,076	45,560	47,514	46,530	48,462
Mortgage loans held for portfolio, net[2]	7,566	7,545	7,906	8,242	8,733
Total assets	81,418	83,285	87,353	87,691	91,154
Consolidated obligations
Discount notes	10,749	23,098	23,898	27,345	30,928
Bonds	62,595	52,081	55,066	52,254	52,343
Total consolidated obligations[3]	73,344	75,179	78,964	79,599	83,271
Mandatorily redeemable capital stock	30	35	36	52	54
Total liabilities	75,570	77,375	81,341	81,951	85,358
Capital stock — Class B putable	3,379	3,429	3,535	3,341	3,432
Retained earnings	2,387	2,383	2,377	2,351	2,359
Accumulated other comprehensive income (loss)	82	98	100	48	5
Total capital	5,848	5,910	6,012	5,740	5,796
Regulatory capital ratio[4]	7.12	7.02	6.81	6.55	6.41

	For the Three Months Ended
Statements of Income	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Net interest income	$89	$91	$110	$103	$141
Provision (reversal) for credit losses on mortgage loans	—	1	(1)	(1)	2
Other income (loss)[5]	—	(1)	2	5	65
Other expense[6]	37	36	40	70	37
AHP assessments	5	6	7	5	16
Net income	47	47	66	34	151
Selected Financial Ratios[7]
Net interest spread[8]	0.37%	0.36%	0.46%	0.40%	0.53%
Net interest margin[9]	0.41	0.41	0.51	0.46	0.57
Return on average equity (annualized)	3.13	3.14	4.60	2.37	9.94
Return on average capital stock (annualized)	5.34	5.32	7.88	4.02	16.43
Return on average assets (annualized)	0.22	0.21	0.30	0.15	0.60
Average equity to average assets	6.87	6.73	6.48	6.34	6.05
Dividend payout ratio[10]	92.45	86.32	59.69	125.75	31.82

1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2    Includes an allowance for credit losses of $1 million at both September 30, 2021 and June 30, 2021, less than $1 million at March 31, 2021, $1 million at December 31, 2020, and $3 million at September 30, 2020.

3    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $641.4 billion, $666.7 billion, $696.4 billion, $746.8 billion, and $819.9 billion at September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020, and September 30, 2020.

4    Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock) and retained earnings.

5    Other income (loss) includes, among other things, net gains (losses) on investment securities and net gains (losses) on derivatives. During the three months ended September 30, 2020, other income (loss) was also impacted by net gains on litigation settlements. The Bank did not record any litigation settlements during the three months ended September 30, 2021, June 30, 2021, March 31, 2021, and December 31, 2020.

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

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the three and nine months ended September 30, 2021 and 2020 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net interest income	$89	$141	$(52)	(37)%	$290	$369	$(79)	(21)%
Provision (reversal) for credit losses on mortgage loans	—	2	(2)	(100)	—	2	(2)	(100)
Other income (loss)	—	65	(65)	(100)	1	116	(115)	(99)
Other expense	37	37	—	—	113	119	(6)	(5)
AHP assessments	5	16	(11)	(69)	18	36	(18)	(50)
Net income	$47	$151	$(104)	(69)%	$160	$328	$(168)	(51)%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Three Months Ended September 30,
	2021			2020
	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]
Interest-earning assets
Interest-bearing deposits	$814	0.12%	$—	$1,038	0.11%	$—
Securities purchased under agreements to resell	3,521	0.08	1	3,091	0.10	1
Federal funds sold	9,604	0.08	2	7,312	0.09	2
Mortgage-backed securities[3,4]	12,248	0.74	23	14,597	0.74	27
Other investments[3,4,5]	4,839	1.22	15	9,083	1.12	26
Advances[4]	47,330	0.90	107	53,821	1.37	185
Mortgage loans[6]	7,526	2.68	51	8,979	2.60	58
Total interest-earning assets	85,882	0.92	199	97,921	1.22	299
Non-interest-earning assets	916	—	—	1,622	—	—
Total assets	$86,798	0.91%	$199	$99,543	1.20%	$299
Interest-bearing liabilities
Deposits	$1,995	0.01%	$—	$1,419	0.01%	$—
Consolidated obligations
Discount notes[4]	20,513	0.04	2	26,850	0.15	10
Bonds[4]	57,134	0.75	108	63,121	0.93	147
Other interest-bearing liabilities[7]	31	4.98	—	64	4.51	1
Total interest-bearing liabilities	79,673	0.55	110	91,454	0.69	158
Non-interest-bearing liabilities	1,166	—	—	2,069	—	—
Total liabilities	80,839	0.54	110	93,523	0.67	158
Capital	5,959	—	—	6,020	—	—
Total liabilities and capital	$86,798	0.50%	$110	$99,543	0.63%	$158
Net interest income and spread[8]		0.37%	$89		0.53%	$141
Net interest margin[9]		0.41%			0.57%
Average interest-earning assets to interest-bearing liabilities		107.79%			107.07%
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

9    Represents net interest income expressed as a percentage of average interest-earning assets.

The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Nine Months Ended September 30,
	2021			2020
	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]
Interest-earning assets
Interest-bearing deposits	$826	0.11%	$1	$686	0.22%	$1
Securities purchased under agreements to resell	3,303	0.07	2	5,987	0.72	32
Federal funds sold	8,977	0.07	5	7,732	0.51	30
Mortgage-backed securities[3,4]	12,804	0.78	75	14,591	1.39	151
Other investments[3,4,5]	6,152	1.22	56	7,799	1.46	86
Advances[4]	47,940	1.00	359	65,501	1.66	815
Mortgage loans[6]	7,755	2.66	154	9,292	2.92	203
Loans to other FHLBanks	1	0.12	—	3	1.61	—
Total interest-earning assets	87,758	0.99	652	111,591	1.58	1,318
Non-interest-earning assets	943	—	—	1,347	—	—
Total assets	$88,701	0.98%	$652	$112,938	1.56%	$1,318
Interest-bearing liabilities
Deposits	$1,863	0.01%	$—	$1,231	0.13%	$1
Consolidated obligations
Discount notes[4]	23,028	0.06	10	26,531	0.82	163
Bonds[4]	56,547	0.83	351	76,824	1.36	780
Other interest-bearing liabilities[7]	38	4.97	1	117	5.02	5
Total interest-bearing liabilities	81,476	0.59	362	104,703	1.21	949
Non-interest-bearing liabilities	1,290	—	—	1,946	—	—
Total liabilities	82,766	0.59	362	106,649	1.19	949
Capital	5,935	—	—	6,289	—	—
Total liabilities and capital	$88,701	0.55%	$362	$112,938	1.12%	$949
Net interest income and spread[8]		0.40%	$290		0.37%	$369
Net interest margin[9]		0.44%			0.44%
Average interest-earning assets to interest-bearing liabilities		107.71%			106.58%

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

The following table presents changes in interest income and interest expense. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and rate changes (dollars in millions).

	Three Months Ended			Nine Months Ended
	September 30, 2021 vs. September 30, 2020			September 30, 2021 vs. September 30, 2020
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$—	$—	$—	$—	$—	$—
Securities purchased under agreements to resell	—	—	—	(10)	(20)	(30)
Federal funds sold	—	—	—	4	(29)	(25)
Mortgage-backed securities	(4)	—	(4)	(17)	(59)	(76)
Other investments	(13)	2	(11)	(17)	(13)	(30)
Advances	(20)	(58)	(78)	(184)	(272)	(456)
Mortgage loans	(9)	2	(7)	(32)	(17)	(49)
Total interest income	(46)	(54)	(100)	(256)	(410)	(666)
Interest expense
Deposits	—	—	—	—	(1)	(1)
Consolidated obligations
Discount notes	(2)	(6)	(8)	(19)	(134)	(153)
Bonds	(13)	(26)	(39)	(173)	(256)	(429)
Other interest-bearing liabilities	(1)	—	(1)	(4)	—	(4)
Total interest expense	(16)	(32)	(48)	(196)	(391)	(587)
Net interest income	$(30)	$(22)	$(52)	$(60)	$(19)	$(79)

NET INTEREST SPREAD

Net interest spread represents the annualized yield on total interest-earning assets minus the annualized cost of total interest-bearing liabilities. Our net interest spread declined 0.16 percent during the three months ended September 30, 2021 when compared to the same period last year due primarily to a decrease in advance prepayment fee income of $41 million and lower asset yields, offset in part by improved funding costs resulting from the low interest rate environment. Our net interest spread improved slightly during the nine months ended September 30, 2021 when compared to the same period last year due primarily to improved funding costs resulting from the low interest rate environment, offset in part by lower asset yields and a decrease in advance prepayment fee income of $24 million.

NET INTEREST MARGIN

Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. Our net interest margin declined 0.16 percent during the three months ended September 30, 2021 when compared to the same period last year due to lower net interest spread, as discussed above. Our net interest margin remained stable during the nine months ended September 30, 2021 when compared to the same period last year.

The primary components of our interest income and interest expense are discussed further below.

Advances

Interest income on advances decreased during the three and nine months ended September 30, 2021 when compared to the same periods in 2020 due primarily to the lower interest rate environment and lower average advance balances. In addition, advance prepayment fee income declined $41 million and $24 million during the three and nine months ended September 30, 2021 when compared to the same periods last year. The decrease in average advance balances was primarily a result of lower demand for advances across the majority of our institution types, driven primarily by increased liquidity in the financial markets and higher member deposit levels, offset in part by an increase in borrowings by insurance companies.

Investments

Interest income on investments decreased during the three months ended September 30, 2021 when compared to the same period in 2020 primarily due to lower average MBS and other investment balances resulting from paydowns and/or maturities. Interest income on investments declined during the nine months ended September 30, 2021 when compared to the same period in 2020 due primarily to the lower interest rate environment coupled with lower average balances.

Mortgage Loans

Interest income on mortgage loans decreased during the three and nine months ended September 30, 2021 when compared to the same periods in 2020 primarily due to a decline in average volumes resulting from paydowns exceeding new purchases.

Consolidated Obligations

Interest expense on bonds and discount notes decreased during the three and nine months ended September 30, 2021 when compared to the same periods in 2020 due primarily to the lower interest rate environment and our utilization of lower-cost discount notes and short-term consolidated obligation bonds in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements. The decline was also due to lower average balances, largely driven by a decrease in the amount of consolidated obligations needed to fund our assets.

Other Income (Loss)

    The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net gains (losses) on trading securities	$(6)	$(10)	$(30)	$26
Net gains (losses) on derivatives	1	1	10	(52)
Gains on litigation settlements, net	—	64	—	120
Standby letter of credit fees	3	3	8	9
Other, net	2	7	13	13
Total other income (loss)	$—	$65	$1	$116

Other income declined $65 million and $115 million during the three and nine months ended September 30, 2021 when compared to the same periods in 2020. The decline was primarily due to net gains on litigation settlements of $64 million and $120 million recorded during the three and nine months ended September 30, 2020 as a result of settlements with defendants in our private-label MBS litigation. All of our remaining private-label MBS litigation cases initially filed were settled during 2020. Other factors impacting other income (loss) included net gains (losses) on economic derivatives and net gains (losses) on trading securities, as described below.

During the three and nine months ended September 30, 2021, we recorded net combined losses of $5 million and $20 million on our trading securities and economic derivatives compared to net losses of $9 million and $26 million for the same periods in 2020. These changes in fair value were primarily driven by market volatility and the impact it had on interest rates, as well as credit spreads on our fixed rate trading securities. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our economic derivatives.

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended September 30, 2021
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(4)	$(4)	$(1)	$(2)	$(11)
Net gains (losses) on derivatives and hedged items	1	3	—	(1)	3
Net interest settlements on derivatives[2]	(47)	(33)	—	33	(47)
Total impact to net interest income	(50)	(34)	(1)	30	(55)
Other income (loss):
Net gains (losses) on derivatives[3]	—	1	—	—	1
Net gains (losses) on trading securities[4]	—	(6)	—	—	(6)
Total impact to other income (loss)	—	(5)	—	—	(5)
Total net effect of hedging activities[5]	$(50)	$(39)	$(1)	$30	$(60)

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended September 30, 2020
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(15)	$(7)	$(1)	$(1)	$(24)
Net gains (losses) on derivatives and hedged items	1	7	—	(2)	6
Net interest settlements on derivatives[2]	(53)	(34)	—	45	(42)
Total impact to net interest income	(67)	(34)	(1)	42	(60)
Other income (loss):
Net gains (losses) on derivatives[3]	—	1	—	—	1
Net gains (losses) on trading securities[4]	—	(10)	—	—	(10)
Total impact to other income (loss)	—	(9)	—	—	(9)
Total net effect of hedging activities[5]	$(67)	$(43)	$(1)	$42	$(69)

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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Nine Months Ended September 30, 2021
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(22)	$(14)	$(3)	$(4)	$(43)
Net gains (losses) on derivatives and hedged items	3	13	—	(3)	13
Net interest settlements on derivatives[2]	(142)	(98)	—	109	(131)
Total impact to net interest income	(161)	(99)	(3)	102	(161)
Other income (loss):
Net gains (losses) on derivatives[3]	—	10	—	—	10
Net gains (losses) on trading securities[4]	—	(30)	—	—	(30)
Total impact to other income (loss)	—	(20)	—	—	(20)
Total net effect of hedging activities[5]	$(161)	$(119)	$(3)	$102	$(181)

	For the Nine Months Ended September 30, 2020
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(24)	$(13)	$(3)	$(3)	$(43)
Net gains (losses) on derivatives and hedged items	6	5	—	(3)	8
Net interest settlements on derivatives[2]	(94)	(73)	—	82	(85)
Total impact to net interest income	(112)	(81)	(3)	76	(120)
Other income (loss):
Net gains (losses) on derivatives[3]	—	(50)	(2)	—	(52)
Net gains (losses) on trading securities[4]	—	26	—	—	26
Total impact to other income (loss)	—	(24)	(2)	—	(26)
Total net effect of hedging activities[5]	$(112)	$(105)	$(5)	$76	$(146)

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

NET AMORTIZATION/ACCRETION

Amortization/accretion varies from period to period depending on our hedge relationship termination activities and the maturity, call, or prepayment of assets or liabilities previously in hedge relationships. During the three months ended September 30, 2021, we experienced decreased amortization activity when compared to the same period last year, primarily due to a decrease in prepayments of advances and investments that were previously in a hedge relationship. During the nine months ended September 30, 2021, our amortization activity was relatively stable compared to the same period in 2020.

NET GAINS (LOSSES) ON DERIVATIVES AND HEDGED ITEMS

The net gains and losses on derivatives and hedged items designated in fair value hedge relationships are recorded in net interest income. Gains (losses) on derivatives and hedged items are primarily driven by changes in the benchmark interest rates and volatility. During the three and nine months ended September 30, 2021, we recorded gains of $3 million and $13 million on our fair value hedge relationships compared to gains of $6 million and $8 million in the same periods last year, which primarily stemmed from market volatility and the impact it had on interest rates.

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

NET GAINS (LOSSES) ON DERIVATIVES

We utilize economic derivatives to manage certain risks on our Statements of Condition. Gains and losses on economic derivatives are driven by changes in interest rates and volatility and include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. During the three and nine months ended September 30, 2021, we recorded net gains of $1 million and $10 million on our economic derivatives, compared to net gains of $1 million and net losses of $52 million during the same periods last year. The changes were primarily driven by changes in the fair value of interest rate swaps used to economically hedge our investment securities portfolio as highlighted in the table below. These fair value changes were primarily driven by market volatility and the impact it had on interest rates.

Investments

Gains and losses on our trading securities are due primarily to changes in interest rates and credit spreads. The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Gains (losses) on interest rate swaps economically hedging our investments	$5	$6	$23	$(40)
Interest settlements	(4)	(5)	(13)	(10)
Net gains (losses) on investment derivatives	1	1	10	(50)
Net gains (losses) on related trading securities	(6)	(10)	(30)	26
Net gains (losses) on economic investment hedge relationships	$(5)	$(9)	$(20)	$(24)

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Compensation and benefits	$18	$18	$57	$53
Contractual services	5	4	14	12
Professional fees	3	4	10	20
Other operating expenses	5	5	15	16
Total operating expenses	31	31	96	101
Federal Housing Finance Agency	2	3	6	8
Office of Finance	2	2	6	5
Other, net	2	1	5	5
Total other expense	$37	$37	$113	$119

Other expense remained relatively stable for the three months ended September 30, 2021 and decreased for the nine months ended September 30, 2021, compared to the same periods last year. The decrease was driven primarily by a decline in professional fees resulting from fewer external resources to assist with our technology and operational objectives, and was offset in part by an increase in compensation and benefits.

STATEMENTS OF CONDITION

Financial Highlights

    Our total assets decreased to $81.4 billion at September 30, 2021 from $87.7 billion at December 31, 2020. Our total liabilities decreased to $75.6 billion at September 30, 2021 from $82.0 billion at December 31, 2020. Total capital increased to $5.8 billion at September 30, 2021 from $5.7 billion at December 31, 2020. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash and Due from Banks

At September 30, 2021, our total cash balance was $50 million compared to $978 million at December 31, 2020, a decrease of $928 million. Our cash balance is influenced by our liquidity needs, member advance activity, market conditions, and the availability of attractive investment opportunities.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	September 30, 2021	December 31, 2020
Commercial banks	$9,544	$14,267
Savings institutions	783	702
Credit unions	4,377	4,787
Insurance companies	28,854	26,074
CDFIs	18	20
Total member advances	43,576	45,850
Housing associates	258	50
Non-member borrowers	109	188
Total par value	$43,943	$46,088

Our total advance par value decreased $2.1 billion or five percent at September 30, 2021 when compared to December 31, 2020, primarily due to lower demand for advances by depository members resulting mainly from increased liquidity in the financial markets and higher member deposit levels. The decrease was offset in part by an increase in borrowings by insurance companies.

The following table summarizes our advances by product type (dollars in millions):

	September 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Variable rate	$13,965	32	$12,599	27
Fixed rate	28,496	65	31,546	69
Amortizing	1,482	3	1,943	4
Total par value	43,943	100	46,088	100
Premiums	15		18
Discounts	(2)		(3)
Fair value hedging adjustments	120		427
Total advances	$44,076		$46,530

Fair value hedging adjustments changed $307 million at September 30, 2021 when compared to December 31, 2020 due primarily to the impact of interest rates on our cumulative fair value adjustments on advances in hedge relationships.

At September 30, 2021 and December 31, 2020, advances outstanding to our five largest member borrowers totaled $16.3 billion and $15.5 billion, representing 37 percent and 34 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at September 30, 2021 (dollars in millions):

	Amount	% of Total
Principal Life Insurance Company	$4,250	10
EquiTrust Life Insurance Company	3,600	8
Midland National Life Insurance Company[1]	3,073	7
Transamerica Life Insurance Company	2,995	7
Allianz Life Insurance Company of North America	2,400	5
Total par value	$16,318	37

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

Mortgage Loans

    The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	September 30, 2021	December 31, 2020
Fixed rate conventional loans	$7,034	$7,646
Fixed rate government-insured loans	430	481
Total unpaid principal balance	7,464	8,127
Premiums	97	107
Discounts	(3)	(3)
Basis adjustments from mortgage loan purchase commitments	9	12
Total mortgage loans held for portfolio	7,567	8,243
Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$7,566	$8,242

Our total mortgage loans decreased $0.7 billion or eight percent at September 30, 2021 when compared to December 31, 2020. The decrease was primarily due to principal paydowns exceeding loan purchases as a result of continued refinancing activity driven by the low interest rate environment.

We evaluate mortgage loans for credit losses on a quarterly basis. For additional discussion on our mortgage loan credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	September 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$411	1	$401	1
Securities purchased under agreements to resell	7,450	26	4,800	15
Federal funds sold	4,885	17	3,695	12
U.S. Treasury obligations[2]	—	—	3,211	10
Total short-term investments	12,746	44	12,107	38
Long-term investments[3]
Mortgage-backed securities
GSE single-family	1,161	4	1,671	5
GSE multifamily	7,614	26	8,613	28
U.S. obligations single-family[2]	3,085	10	3,547	11
Private-label residential	5	—	6	—
Total mortgage-backed securities	11,865	40	13,837	44
Non-mortgage-backed securities
U.S. Treasury obligations[2]	499	2	858	3
Other U.S. obligations[2]	1,417	5	1,786	6
GSE and Tennessee Valley Authority obligations	1,421	5	1,465	4
State or local housing agency obligations	756	2	896	3
Other	507	2	548	2
Total non-mortgage-backed securities	4,600	16	5,553	18
Total long-term investments	16,465	56	19,390	62
Total investments	$29,211	100	$31,497	100

1    Short-term investments have original maturities equal to or less than one year.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

3    Long-term investments have original maturities of greater than one year.

Our investments decreased $2.3 billion or seven percent at September 30, 2021 when compared to December 31, 2020 due primarily to paydowns and/or maturities of U.S. Treasury obligations and MBS. The decline was offset in part by an increase in money market investments, which are primarily held for liquidity purposes.

The Finance Agency limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 2.03 and 2.40 at September 30, 2021 and December 31, 2020.

We evaluate investments for credit losses on a quarterly basis. For additional discussion on our investment credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”

Consolidated Obligations

    Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At September 30, 2021 and December 31, 2020, the carrying value of consolidated obligations for which we are primarily liable totaled $73.3 billion and $79.6 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	September 30, 2021	December 31, 2020
Par value	$10,750	$27,350
Discounts and concession fees[1]	(1)	(5)
Total	$10,749	$27,345

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes decreased $16.6 billion or 61 percent at September 30, 2021 when compared to December 31, 2020. Although we continued to issue discount notes during the nine months ended September 30, 2021, the balance declined from prior year end as we increased our utilization of short-term consolidated obligation bonds in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	September 30, 2021	December 31, 2020
Total par value	$62,416	$51,930
Premiums	153	199
Discounts and concession fees[1]	(18)	(26)
Fair value hedging adjustments	44	151
Total bonds	$62,595	$52,254

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds increased $10.3 billion or 20 percent at September 30, 2021 when compared to December 31, 2020. During the nine months ended September 30, 2021, we increased our utilization of short-term consolidated obligation bonds in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements. Fair value hedging adjustments also changed $107 million at September 30, 2021 when compared to December 31, 2020 due primarily to the impact of interest rates on our cumulative fair value adjustments on bonds in hedge relationships.

For additional information on our consolidated obligations, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Capital

The following table summarizes information on our capital (dollars in millions):

	September 30, 2021	December 31, 2020
Capital stock	$3,379	$3,341
Retained earnings	2,387	2,351
Accumulated other comprehensive income (loss)	82	48
Total capital	$5,848	$5,740

Our capital remained relatively stable at September 30, 2021 when compared to December 31, 2020. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock” for additional information on our capital.

Derivatives

    We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	September 30, 2021	December 31, 2020
Interest rate swaps
Noncallable	$72,616	$33,848
Callable by counterparty	1,350	1,383
Callable by the Bank	35	138
Total interest rate swaps	74,001	35,369
Forward settlement agreements (TBAs)	179	169
Mortgage loan purchase commitments	189	177
Total notional amount	$74,369	$35,715

The notional amount of our derivative contracts increased $38.7 billion or 108 percent at September 30, 2021 when compared to December 31, 2020. During 2021, we swapped additional consolidated obligation bonds and discount notes in an effort to capture attractive funding, match repricing structures on assets, and/or manage our projected income risk. For additional discussion regarding our use of derivatives, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the nine months ended September 30, 2021, proceeds from the issuance of bonds and discount notes were $52.1 billion and $209.6 billion compared to $28.6 billion and $129.8 billion for the same period in 2020. During the nine months ended September 30, 2021, we increased our utilization of discount notes and short-term consolidated obligation bonds compared to the same period of 2020 in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements.

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of October 31, 2021, our consolidated obligations were rated AA+/A-1+ by Standard and Poor’s and Aaa/P-1 by Moody’s and both ratings had a stable outlook. As of October 31, 2021, our consolidated obligations were rated AAA with a negative outlook by Fitch Ratings, consistent with the U.S. sovereign AAA rating and negative outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2020 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At September 30, 2021 and December 31, 2020, the total par value of outstanding consolidated obligations for which we are primarily liable was $73.1 billion and $79.3 billion. At September 30, 2021 and December 31, 2020, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was $568.3 billion and $667.5 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of October 31, 2021, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

    We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the nine months ended September 30, 2021, repayments of consolidated obligations totaled $267.8 billion compared to $196.3 billion for the same period in 2020.

During the nine months ended September 30, 2021, advance disbursements totaled $97.2 billion compared to $124.2 billion for the same period in 2020. Advance disbursements will vary from period to period depending on member needs and declined during 2021 mainly due to increased liquidity in the financial markets and higher member deposit levels. During the nine months ended September 30, 2021, investment purchases (excluding overnight investments) totaled $8.8 billion compared to $15.7 billion for the same period in 2020. Investment purchases during each period were primarily driven by the purchase of money market investments, including secured resale agreements, or U.S. Treasury securities in an effort to manage our liquidity position. However, we have seen a decline in investment purchases throughout 2021 due to limited investment opportunities.

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
Finance Agency Advisory Bulletin on FHLBank Liquidity (the Liquidity Guidance AB) – This guidance requires us to maintain sufficient liquidity for a period of 10 to 30 calendar days. The base case scenario requires 20 days of positive daily cash balances and assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including very large highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. At September 30, 2021 and December 31, 2020, we were in compliance with this base case liquidity guidance.
The Liquidity Guidance AB also specifies appropriate funding gap limits to address the risks associated with a FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of total assets. The guidance provides funding gap limits within the range of negative 10 percent to negative 20 percent for a three-month horizon and negative 25 percent to negative 35 percent for a one-year horizon. At September 30, 2021 and December 31, 2020, we adhered to these funding gap requirements.
Capital

CAPITAL REQUIREMENTS

    We are subject to certain regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operations risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock (including mandatorily redeemable capital stock) and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock) and retained earnings. It does not include accumulated other comprehensive income (loss) (AOCI). Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At September 30, 2021 and December 31, 2020, we did not hold any nonpermanent capital. At September 30, 2021 and December 31, 2020, we were in compliance with all three of the Finance Agency’s regulatory capital requirements.

    In addition to the requirements previously discussed, the Finance Agency Advisory Bulletin on capital stock (the Capital Stock AB) requires each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets. For purposes of the Capital Stock AB, capital stock includes mandatorily redeemable capital stock. The capital stock to total assets ratio is measured on a daily average basis at month end. At September 30, 2021 and December 31, 2020, we were in compliance with the Capital Stock AB. Refer to “Item 1. Financial Statements — Note 8 — Capital” for additional information on our regulatory capital requirements.

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

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	September 30, 2021	December 31, 2020
Commercial banks	$1,336	$1,446
Savings institutions	90	77
Credit unions	532	514
Insurance companies	1,420	1,303
CDFIs	1	1
Total GAAP capital stock	3,379	3,341
Mandatorily redeemable capital stock	30	52
Total regulatory capital stock	$3,409	$3,393

Our regulatory capital stock remained relatively stable at September 30, 2021 when compared to December 31, 2020. For additional information on our capital stock, refer to Item 1. Financial Statements — Note 8 — Capital.”

Retained Earnings
Our risk management policies include a target level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve our targeted level of retained earnings. At September 30, 2021 and December 31, 2020, our actual retained earnings exceeded our retained earnings target.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other Federal Home Loan Banks in 2011. Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of our average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At September 30, 2021 and December 31, 2020, our restricted retained earnings balance totaled $608 million and $576 million. One percent of our average balance of outstanding consolidated obligations for the three months ended September 30, 2021 was $776 million.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Aggregate cash dividends paid[1]	$43	$49	$124	$161
Effective combined annualized dividend rate paid on capital stock[2]	4.88%	4.76%	4.81%	4.93%
Annualized dividend rate paid on membership capital stock	3.00%	3.00%	3.00%	3.08%
Annualized dividend rate paid on activity-based capital stock	6.00%	5.50%	5.84%	5.58%
Average three-month LIBOR	0.13%	0.25%	0.16%	0.79%
Average SOFR	0.05%	0.09%	0.04%	0.45%

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our 2020 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2021.

LEGISLATIVE AND REGULATORY DEVELOPMENTS
FHLBank Membership

On September 9, 2021, the Finance Agency published a Supervisory Letter on FHLBank Membership Issues (Supervisory Letter) covering five issues, including (1) Requirements for De Novo Community Development Financial Institutions, (2) Automatic Transfer of Membership, (3) Large Non-Member Institution Merging with a Small Member, (4) Applicant’s Compliance with “Financial Condition” Requirement, and (5) Definition of Insurance Company. The Supervisory Letter is intended to provide uniform guidance to the FHLBanks in the event they encounter similar circumstances. We continue to evaluate the Supervisory Letter and its expected effect on our membership.

Regulatory Interpretation on Eligibility of Mortgage Participations as Collateral for FHLBank Advances

On October 4, 2021, the Finance Agency published a Regulatory Interpretation on Eligibility of Mortgage Loan Participations as Collateral for FHLBank Advances (Regulatory Interpretation). The Regulatory Interpretation addresses whether an FHLBank can accept as collateral to secure advances mortgage loan participations that cannot be readily liquidated in the form in which they are to be pledged. The Regulatory Interpretation concludes that mortgage loan participations must meet the requirements of Finance Agency regulation 12 CFR 1266.7(a)(4), including the requirement that the collateral can be “liquidated in due course” in order to be eligible to secure FHLBank advances. It further concludes that participations for which there would be a known impediment to liquidation do not meet such requirement and therefore are not eligible collateral for advances. Finally, the Regulatory Interpretation rescinds prior guidance from FHLBank System regulators that provide mortgage loan participations may be eligible as collateral under regulatory provisions other than 12 CFR 1266.7(a)(4). The Regulatory Interpretation becomes effective on December 13, 2021.

Although we do not currently expect the Regulatory Interpretation to have a material impact on our financial condition or results of operations, this restriction on collateral may negatively impact future borrowing by certain members.

Fair Housing and Fair Lending Enforcement

On July 9, 2021, the Finance Agency published a Policy Statement on Fair Lending (Policy Statement) to communicate the Finance Agency’s general position on monitoring and information gathering, supervisory examinations, and administrative enforcement related to the Equal Credit Opportunity Act, the Fair Housing Act, and the Federal Housing Enterprises Financial Safety and Soundness Act. The Policy Statement became effective on the date of publication.

On August 12, 2021, the Finance Agency and the U.S. Department of Housing and Urban Development announced they had entered into a Memorandum of Understanding (Memorandum) regarding fair housing and fair lending enforcement. Under the Memorandum, the two agencies will focus on enhancing their enforcement of the Fair Housing Act, and their oversight of Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation, and the FHLBanks.

We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

COVID-19 Developments

ADDITIONAL COVID-19 PRESIDENTIAL, LEGISLATIVE AND REGULATORY DEVELOPMENTS

In light of the COVID-19 pandemic, the President of the United States, through executive orders, governmental agencies, including the SEC, Office of the Comptroller of the Currency, Federal Reserve, Federal Deposit Insurance Corporation (FDIC), National Credit Union Administration, Commodity Futures Trading Commission and the Finance Agency, as well as state governments and agencies, has taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, and Congress has enacted, and may continue to enact, pandemic relief legislation, some of which may have a direct or indirect impact on the Bank or its members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

U.S. Treasury and Fannie Mae Preferred Stock Purchase Agreement

On January 14, 2021, the U.S. Treasury and Fannie Mae entered into a letter agreement amending the terms of their Preferred Stock Purchase Agreement (PSPA), which could impact participating financial institutions (PFIs) that participate in the MPF Program’s MPF Xtra product (where MPF loans acquired are concurrently sold to Fannie Mae). Under the PSPA, the U.S. Treasury provides liquidity to Fannie Mae in exchange for senior preferred stock. Under the Preferred Stock Purchase Agreement amendment, which was to take effect January 1, 2022, the Finance Agency (acting as conservator for Fannie Mae) and the U.S. Treasury agreed to limit the dollar volume of loans Fannie Mae could purchase from a single seller through Fannie Mae’s cash window to $1.5 billion per year. As administrator of the MPF Program, the FHLBank of Chicago purchases MPF Xtra loans from PFIs and sells them to Fannie Mae via the cash window process. Based on volumes for the MPF Xtra product program, the PSPA amendment would significantly curtail MPF Xtra cash window sales. On September 14, 2021, the Finance Agency and the U.S. Treasury temporarily suspended certain provisions of the PSPA, including limits on Fannie Mae’s cash window limits, until at least September 14, 2022.

Although we do not currently expect the cash window limits to have a material impact on our financial condition or results of operations, they may negatively impact the volume of loans that PFIs are able to sell through the MPF Program.

Other Legislative Matters

AFFORDABLE HOUSING

As previously disclosed, Congress is considering legislation, currently in the budget reconciliation process, that would require that the FHLBanks set aside higher percentages of their earnings for their affordable housing and community investment programs than is currently required by law. We continue to actively monitor any such potential legislation and developments.

RISK MANAGEMENT

We have risk management policies, established by our Board of Directors, that allow us to monitor and control our exposure to market, income, liquidity, credit, operational, model, information security, compliance, diversity and inclusion, and strategic risk, as well as capital adequacy. Our primary risk management objective is to manage our assets and liabilities in ways that ensure liquidity is available to our members and protect the par redemption value of our capital stock. We periodically evaluate our risk management policies in order to respond to changes in our financial position and general market conditions.

Market and Income Risk

We define market risk as the risk that the market value of our portfolio will decline as a result of changes in interest rates or adverse changes in values of either assets or liabilities. We define income risk as the risk that our income will drop below acceptable tolerances. Interest rate risk is the principal type of market/income risk to which we are exposed, as our cash flows, and therefore earnings and equity value can change significantly as interest rates change. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and derivatives which, taken together, limit our expected exposure to interest rate risk. Management regularly reviews our sensitivity to interest rate changes by monitoring our market and income risk measures in parallel and non-parallel interest rate changes and spread and volatility movements.

Our key risk measures are Market Value of Capital Stock (MVCS) Sensitivity and Projected Income Sensitivity.

MARKET VALUE OF CAPITAL STOCK SENSITIVITY

    MVCS represents our market value of equity (MVE), which is the market value of our assets minus the market value of our liabilities (excluding mandatorily redeemable capital stock), divided by the total shares of our capital stock (including mandatorily redeemable capital stock). It represents the estimated “liquidation value” of one share of our capital stock if all assets and liabilities were liquidated at current market prices. MVE and MVCS do not represent our long-term value, as they take into account short-term market price fluctuations. These fluctuations are often unrelated to the long-term value of the cash flows from our assets and liabilities.

We monitor and manage to MVE policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner.

Prior to March 1, 2021, our down 200 basis point parallel policy limit was suspended when the 10-year swap rate was below 2.50 percent and remained so for five consecutive days. At December 31, 2020, the 10-year swap rate was below 2.50 percent for five consecutive days, and therefore the associated policy limit was suspended. Effective March 1, 2021, our down 200 basis point parallel policy limit is suspended when the 10-year swap rate is below 1.50 percent and remains so for five consecutive days. At September 30, 2021, the 10-year swap rate was below 1.50 percent for five consecutive days, and therefore the associated policy limit was suspended. We were in compliance with the MVE policy limits in effect at September 30, 2021 and December 31, 2020. Our base case MVCS remained relatively stable and was $175.4 at September 30, 2021 compared to $171.0 at December 31, 2020.

For more information on this risk measure, including policy limits, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Market Value of Capital Stock Sensitivity” in our 2020 Form 10-K.

PROJECTED INCOME SENSITIVITY

Projected income risk is measured as the spread between projected 24-month return on average capital stock (ROACS) and average projected SOFR. We monitor and manage projected 24-month income to reduce the likelihood that our income falls below acceptable tolerances. The projected 24-month income is based on forward interest rates, which allows for negative rates, business, and risk management assumptions.

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

Effective March 1, 2021, our policy limits for the up and down 100 and 200 basis points parallel interest rate change scenarios, as well as the up and down 100 basis points non-parallel interest rate change scenarios, were updated to SOFR plus 250 basis points over 24-month horizons. In addition, as of March 1, 2021, our down 200 basis point parallel policy limit was suspended when the 10-year swap rate was below 1.50 percent and remained so for five consecutive days.

During the first half of 2021, we breached our policy limits for certain down interest rate scenarios. As a result, we swapped certain fixed rate consolidated obligations to a floating rate to decrease our projected income risk, particularly in the down interest rate scenarios. In October 2021, our Board of Directors approved an exception to all projected income policy limits effective September 30, 2021 through February 28, 2022, due primarily to the low probability of our modeled changes in mortgage rates occurring.

For more information on this risk measure, including our compliance with policy limits in effect as of the prior year end, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk — Projected Income Sensitivity” in our 2020 Form 10-K.

CAPITAL ADEQUACY

An adequate capital position is necessary for providing safe and sound operations of the Bank. Our key capital adequacy measures are MVCS and regulatory capital in order to maintain capital levels in accordance with Finance Agency regulations. In addition, we maintain a targeted level of retained earnings to protect the redemption of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend.

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

Credit Risk

    We define credit risk as the potential that a member or counterparty will fail to meet its financial obligations. Our primary credit risks arise from our ongoing lending, investing, and hedging activities. Our overall objective in managing credit risk is to operate a sound credit granting process and to maintain appropriate credit administration, measurement, and monitoring practices.

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

At September 30, 2021 and December 31, 2020, borrowers pledged $287.3 billion and $280.5 billion of collateral (net of applicable discounts) to support activity with us, including advances. At September 30, 2021 and December 31, 2020, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

    We evaluate advances for credit losses on a quarterly basis. We have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of September 30, 2021 and December 31, 2020. Refer to “Item 1. Financial Statements — Note 4 — Advances” for additional information.

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

The following table presents the unpaid principal balance of our mortgage loans by product type (dollars in millions):

Product Type	September 30, 2021	December 31, 2020
Conventional	$7,034	$7,646
Government	430	481
Total mortgage loan unpaid principal balance	$7,464	$8,127

We manage the credit risk on mortgage loans by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our PFIs, and (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs.

We evaluate mortgage loans for credit losses on a quarterly basis and establish an allowance for credit losses to reflect management’s estimate of expected credit losses inherent in the portfolio. At both September 30, 2021 and December 31, 2020, we had an allowance for credit losses of $1 million on our conventional mortgage loans. We have never experienced a credit loss on our government-insured mortgage loans. At September 30, 2021 and December 31, 2020, we determined no allowance for credit losses was necessary on our government-insured mortgage loans.

Refer to “Item 1. Financial Statements — Note 5 — Mortgage Loans Held for Portfolio” for additional information on our allowance for credit losses and the payment status of our conventional mortgage loans.

INVESTMENTS

    We maintain an investment portfolio primarily to provide investment income and liquidity. Our primary credit risk on investments is the counterparties’ ability to meet repayment terms. We mitigate this credit risk by purchasing investment quality securities. We define investment quality as a security with adequate financial backing so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security. We consider a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, nationally recognized statistical rating organization (NRSRO) credit ratings, and/or the financial health of the underlying issuer.

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At September 30, 2021, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of regulatory capital and the counterparty’s overall credit rating. Under these regulations, the level of regulatory capital is determined as the lesser of our total regulatory capital or the amount of regulatory capital of the counterparty. The amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for extensions of unsecured credit, excluding overnight federal funds sold, ranges from one to 15 percent based on the counterparty’s credit rating. Our total unsecured exposure to a counterparty, including overnight federal funds sold, may not exceed twice that amount, or a total of two to 30 percent of the amount of regulatory capital, based on the counterparty’s credit rating. At September 30, 2021, we were in compliance with the regulatory limits established for unsecured credit.

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

We limit short-term unsecured credit exposure primarily to the following overnight investment types:

•Interest-bearing deposits. Primarily consists of unsecured deposits that earn interest.

•Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions.

•Commercial paper. Unsecured debt issued by corporations, typically for the financing of accounts receivable, inventories, and meeting short-term liabilities.

At September 30, 2021, our unsecured short-term investment exposure consisted of overnight interest-bearing deposits and federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile (excluding accrued interest receivable) (dollars in millions):

	September 30, 2021
	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
Domestic	$—	$410	$410
U.S. branches and agency offices of foreign commercial banks
Australia	865	—	865
Canada	—	1,150	1,150
Finland	355	—	355
Germany	865	—	865
Netherlands	—	575	575
Norway	500	—	500
Sweden	—	575	575
Total U.S. branches and agency offices of foreign commercial banks	2,585	2,300	4,885
Total unsecured short-term investment exposure	$2,585	$2,710	$5,295

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

Investment Ratings

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	September 30, 2021
	Credit Rating[1]
	AAA	AA	A	BBB	Total
Interest-bearing deposits	$—	$1	$410	$—	$411
Securities purchased under agreements to resell	—	2,000	5,450	—	7,450
Federal funds sold	—	2,585	2,300	—	4,885
Investment securities:
Mortgage-backed securities
GSE single-family	—	1,161	—	—	1,161
GSE multifamily	—	7,614	—	—	7,614
U.S. obligations single-family[2]	—	3,085	—	—	3,085
Private-label residential	—	1	2	2	5
Total mortgage-backed securities	—	11,861	2	2	11,865
Non-mortgage-backed securities
U.S. Treasury obligations[2]	—	499	—	—	499
Other U.S. obligations[2]	—	1,417	—	—	1,417
GSE and Tennessee Valley Authority obligations	—	1,421	—	—	1,421
State or local housing agency obligations	571	185	—	—	756
Other	440	67	—	—	507
Total non-mortgage-backed securities	1,011	3,589	—	—	4,600
Total investments	$1,011	$20,036	$8,162	$2	$29,211

1    Represents either the lowest credit rating available for each investment based on an NRSRO, or the guarantor credit rating, if applicable. In instances where an NRSRO rating or guarantor rating is not available for the investment, the investment is classified as unrated.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

We evaluate investments for credit losses on a quarterly basis. At September 30, 2021 and December 31, 2020, we determined no allowance for credit losses was necessary on our investments. Refer to “Item 1. Financial Statements — Note 3 — Investments” for additional information on our allowance for credit losses.

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

DERIVATIVES

    We execute most of our derivative transactions with large banks and major broker-dealers. Over-the-counter derivative transactions may either be executed directly with a counterparty (uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Derivative Clearing Organization (cleared derivatives).

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

Cleared Derivatives. For cleared derivatives, the Derivative Clearing Organization (Clearinghouse) is our counterparty. We are subject to risk of nonperformance by the Clearinghouse and clearing agent. The requirement that we post initial and variation margin through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. However, the use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral/payments are posted daily, through a clearing agent, for changes in the fair value of cleared derivatives. We do not anticipate any credit losses on our cleared derivatives.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	September 30, 2021
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A2	$179	$—	$—	$—
BBB[2]	29	2	(2)	—
Liability positions with credit exposure
Uncleared derivatives
A	1,068	(62)	63	1
BBB[2]	961	(21)	21	—
Cleared derivatives[3]	68,478	(10)	200	190
Total derivative positions with credit exposure to non-member counterparties	70,715	(91)	282	191
Member institutions[2,4]	57	—	—	—
Total	70,772	$(91)	$282	$191
Derivative positions without credit exposure	3,597
Total notional	$74,369

1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.

2    Net credit exposure is less than $1 million.

3    Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing's parent, CME Group Inc. was rated Aa3 by Moody's and AA- by Standard and Poor's at September 30, 2021.

4    Represents mortgage loan purchase commitments with our member institutions.

Operational Risk

We define operational risk as the risk arising from inadequate or failed processes, people, and/or systems, including those emanating from external sources. All of our activities and processes generate operational risk, including legal risk. Management has established policies, procedures, and controls to reduce the level of operational risk. We perform annual risk assessments to identify, assess, mitigate, and report on operational risks outside of the Board’s risk appetite. Due to the manual nature of many of our processes, our operational risk exposure is closely monitored.

In response to COVID-19, throughout the first half of 2021 a number of our employees continued to work remotely, with approximately one-third of our employees voluntarily working from our headquarters two days or more a week. Beginning in late September, we adopted a hybrid working model, with most employees working from our headquarters three days or more a week. Many of our members, vendors, and regulators continue to work remotely. While our operations have changed as a result of the global pandemic, we currently do not believe the current working arrangement creates additional operational risk. Refer to “Item 1A. Risk Factors” in our 2020 Form 10-K for additional information.

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, we implemented a mortgage loan accounting system which impacted accounting and financial reporting processes for our mortgage loans. Our internal controls were updated to reflect these changes. There have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Item 1. Financial Statements — Note 10 — Commitments and Contingencies” for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2020 Form 10-K. There have been no material changes to our risk factors during the nine months ended September 30, 2021.

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

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	November 9, 2021

By:	/s/ Kristina K. Williams
Kristina K. Williams President and Chief Executive Officer

By:	/s/ Joelyn R. Jensen-Marren
Joelyn R. Jensen-Marren Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)