Form 10-K
period 2021-12-31
Federal Home Loan Bank of Des Moines
filed 2022-03-09
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2021, the aggregate par value of the stock held by current and former members of the registrant was $3,464,117,400. At February 28, 2022, 34,090,758 shares of stock were outstanding.

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

•the volatility of credit quality, market prices, interest rates, and other factors that could affect the value of collateral held by us as security for borrower and counterparty obligations; and

•the ability to attract and retain key personnel.

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

PART I

ITEM 1. BUSINESS
OVERVIEW
The Federal Home Loan Bank of Des Moines (the Bank, we, us, or our) is a federally chartered corporation that is exempt from all federal, state, and local taxation (except real property taxes and certain employer payroll taxes) and is one of 11 district FHLBanks. The FHLBanks are government-sponsored enterprises (GSEs) and were created under the authority of the Federal Home Loan Bank Act of 1932 (FHLBank Act) to serve the public by enhancing the availability of funds for residential mortgages and targeted community development. The Bank is regulated by the Federal Housing Finance Agency (Finance Agency).
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
We are capitalized through the purchase of capital stock by our members. As a condition of membership, all of our members must purchase and maintain membership capital stock based on a percentage of their total assets as of the preceding December 31st subject to a cap of $10 million and a floor of $10,000. Each member is also required to purchase and maintain activity-based capital stock to support certain business activities with us. Member demand for our products expands and contracts with economic and market conditions. Our self-capitalizing capital structure, which allows us to repurchase or require additional capital stock based on member activity, provides us with the flexibility to effectively and efficiently meet the changing needs of our membership. While eligible to borrow, housing associates are not members and, as such, are not permitted to purchase capital stock.
Our capital stock is not publicly traded. It is purchased and redeemed by members or repurchased by us at a par value of $100 per share. Our current and former members own all of our outstanding capital stock. Former members own capital stock (included in mandatorily redeemable capital stock or MRCS) to support business transactions still outstanding with us. All stockholders, including current and former members, may receive dividends on their capital stock investment to the extent declared by our Board of Directors.
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

Our net income is primarily attributable to the difference between the interest income we earn on our advances, mortgage loans, and investments, and the interest expense we pay on our consolidated obligations. A portion of our annual net income is used to fund our Affordable Housing Program (AHP), which provides grants and subsidized advances to members to support housing for very low-, low-, or moderate-income households. By regulation, we are required to contribute to the AHP the greater of 10 percent of our annual income subject to assessment, or our prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. For purposes of the AHP assessment, income subject to assessment is defined as net income before AHP assessments, plus interest expense related to MRCS. For additional details on our AHP, refer to the “Affordable Housing Program Assessments” section of Item 1.
We have risk management policies, established by our Board of Directors, that allow us to monitor and control our exposure to interest rate, liquidity, credit, operational, model, information security, legal, regulatory and compliance, diversity, equity, and inclusion (DEI), and strategic risk, as well as capital adequacy. Our primary risk management objective is to manage our assets and liabilities in ways that ensure liquidity is available to our members and protect the par redemption value of our capital stock. For additional information on our risk management practices, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

MEMBERSHIP
Our membership includes commercial banks, savings institutions, credit unions, insurance companies, and CDFIs. The majority of depository institutions in our district that are eligible for membership are currently members.
The following table summarizes our membership by type of institution:

	December 31,
Institutional Entity	2021	2020	2019
Commercial banks	912	952	967
Savings institutions	37	38	46
Credit unions	256	256	250
Insurance companies	69	72	69
CDFIs	6	6	6
Total	1,280	1,324	1,338

The following table summarizes our membership by asset size:

	December 31,
Membership Asset Size[1]	2021	2020	2019
Depository institutions[2]
Less than $100 million	18%	20%	23%
$100 million to $500 million	48	48	49
Greater than $500 million	29	26	22
Insurance companies
Less than $100 million	—	1	1
$100 million to $500 million	1	1	1
Greater than $500 million	4	4	4
Total	100%	100%	100%

1    Membership asset size is based on September 30, 2021 financial information received from members.

2    Depository institutions consist of commercial banks, savings institutions, credit unions, and CDFIs.

Our membership level decreased during 2021 primarily due to member consolidations. At December 31, 2021, approximately 66 percent of our members were Community Financial Institutions (CFIs). For 2021, CFIs were defined under the FHLBank Act to include all Federal Deposit Insurance Corporation (FDIC) insured institutions with average total assets over the previous three-year period of less than $1.239 billion. In addition to collateral types eligible for all members, CFIs may also pledge collateral consisting of secured small business, small agri-business, or small farm loans.

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

•Variable Rate Advances. These advances have interest rates that reset periodically to a specified interest rate index such as SOFR or to consolidated obligation yields.

•Callable Advances. These advances may be prepaid by borrowers on predetermined dates (call dates) without incurring a prepayment fee and therefore provide borrowers a source of long-term financing with prepayment flexibility. Callable advances can be either fixed or variable in nature. Variable rate callable advances may reset at different frequencies generally ranging from one to six months and are callable at each rate reset date. For certain variable rate callable advances, we retain the flexibility to adjust the spread relative to our cost of funds on each rate reset date. Fixed rate callable advances may have different call schedules based on member specifications, and principal balances may be amortizing in nature.

•Putable Advances. These advances may, at our discretion, be terminated on predetermined dates prior to the stated maturity of the advances, requiring the borrower to repay the advance. Should an advance be terminated, replacement funding at the prevailing market rate and terms will be offered, based on our available advance products and subject to our normal credit and collateral requirements.

•Community Investment Advances. These advances are below-market rate funds used by borrowers in both eligible housing projects and community development. Interest rates on these advances represent our cost of funds plus a mark-up to cover our administrative expenses.
For the years ended December 31, 2021, 2020, and 2019, advances represented 54, 57, and 66 percent of our total average assets and generated 56, 61, and 67 percent of our total interest income. For additional information on our advances, including our top five borrowers, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances.” In addition, refer to “Item 1A. Risk Factors” for a discussion on our exposure to customer concentration risk.

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
Standby Letters of Credit
We may issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. For additional details on our standby letters of credit, refer to “Item 8. Financial Statements and Supplementary Data — Note 14 — Commitments and Contingencies.”
Mortgage Loans
We invest in mortgage loans through the Mortgage Partnership Finance (MPF) program, a secondary mortgage market structure developed by the FHLBank of Chicago to help fulfill the housing mission of the FHLBanks. Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago. We also acquired mortgage loans purchased under the Mortgage Purchase Program (MPP); however, we currently do not purchase mortgage loans under this program. For the years ended December 31, 2021, 2020, and 2019, mortgage loans represented nine, eight, and six percent of our total average assets and generated 24, 16, and eight percent of our total interest income.
Under the MPF program, we purchase eligible mortgage loans (MPF loans) from members or housing associates called participating financial institutions (PFIs). We may also acquire MPF loans through participations with other FHLBanks. MPF loans are conforming conventional or government-insured fixed rate mortgage loans secured by one-to-four family residential properties.

The FHLBank of Chicago (in this capacity, the MPF Provider) provides the infrastructure and operational support for the MPF program and is responsible for publishing and maintaining the MPF Guides, which detail the requirements PFIs must follow in originating, selling, and servicing MPF loans. In exchange for providing these services, the MPF Provider receives a fee from each of the FHLBanks participating in the MPF program. The MPF Provider has engaged Wells Fargo Bank, N.A. (Wells Fargo) as the master servicer for the MPF program. Throughout the servicing process, the master servicer monitors each PFI’s compliance with certain MPF program requirements and makes periodic reports to the MPF Provider.
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
MPF Loan Types
We currently offer MPF closed loan products in which we purchase loans acquired or originated by the PFI. In addition, we offer certain off-balance sheet loan products. MPF Xtra is an off-balance sheet loan product in which we assign 100 percent of our interest in PFI master commitments to the FHLBank of Chicago. The FHLBank of Chicago then purchases mortgage loans from our PFIs and sells MPF Xtra loans to Federal National Mortgage Association (Fannie Mae). MPF Government Mortgage-backed Securities (MBS) is an off-balance sheet loan product where our PFIs sell government loans directly to the FHLBank of Chicago where they are pooled and securitized into Ginnie Mae MBS. Under these off-balance sheet products, we receive a small fee for our continued management of the PFI relationship.
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
MPF Loan Volume
Our member base for MPF loans is primarily a diverse mix of commercial banks and credit unions. Our ability to price MPF loans, coupled with the low interest rate environment, has allowed us to serve the liquidity needs of a broad range of members and maintain relatively stable mortgage loan volumes. During the years ended December 31, 2021, 2020, and 2019, we purchased $1.9 billion, $2.3 billion, and $3.0 billion of MPF loan products (excluding off-balance sheet loan products). In addition, during the years ended December 31, 2021, 2020, and 2019, we had off-balance sheet loan volumes of $3.2 billion, $6.2 billion, and $1.4 billion.
LOAN MODIFICATION PLANS

We offer loan modification plans for our PFIs. Under these plans, we generally permit the capitalization of past due amounts up to the original loan amount and/or reduce the interest rate for a specified period of time. No other terms of the original loan, including contractual maturity, are generally modified.
Following the onset of the COVID-19 pandemic, our servicers began granting a forbearance period to borrowers who requested forbearance based on COVID-19-related difficulties. In addition to the loan modification plans noted above, we began offering payment deferrals as an additional post-forbearance repayment option. The payment deferral plan offers borrowers who are not able to immediately repay the forbearance amount the option of converting the forbearance period monthly payments into a lump sum payment due at the loan’s contractual maturity date.

For additional discussion on our mortgage loans and their related credit risk, refer to “Item 8. Financial Statements and Supplementary Data — Note 6 — Mortgage Loans Held for Portfolio” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Loans.”

Investments
We maintain an investment portfolio primarily to provide investment income and liquidity. Our investment portfolio consists of both short- and long-term investments. Our short-term investments may include, but are not limited to, interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, certificates of deposit, commercial paper, and U.S. Treasury obligations. Our long-term investments may include, but are not limited to, U.S. Treasury obligations, other U.S. obligations, GSE and Tennessee Valley Authority (TVA) obligations, state or local housing agency obligations, taxable municipal bonds, and agency MBS. Our long-term investments generally provide higher spreads than our short-term investments. For the years ended December 31, 2021, 2020, and 2019, investments represented 36, 34, and 27 percent of our total average assets and generated 20, 23, and 26 percent of our total interest income.
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
Standby Bond Purchase Agreements
We currently hold standby bond purchase agreements with state housing associates within our district pursuant to which, for a fee, we agree to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which we would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. If purchased, the bonds would be classified as available-for-sale (AFS) or trading securities on our Statements of Condition. For additional details on our standby bond purchase agreements, refer to “Item 8. Financial Statements and Supplementary Data — Note 14 — Commitments and Contingencies.”
Deposits
We accept uninsured deposits from our members, eligible housing associates, and/or counterparties. We offer deposit programs, including demand, overnight, and term deposits. Deposit programs provide us funding while providing members a low-risk, interest-earning asset.
Consolidated Obligations
Our primary source of funding and liquidity is the issuance of debt securities, referred to as consolidated obligations, in the capital markets. Consolidated obligations (bonds and discount notes) are the joint and several obligations of all FHLBanks and are backed only by the financial resources of the FHLBanks. They are not obligations of the U.S. Government, and the U.S. Government does not guarantee them. At February 28, 2022, Standard & Poor’s Ratings Services (S&P) and Moody’s Investors Service, Inc. (Moody’s) rated the consolidated obligations AA+/A-1+ and Aaa/P-1, both with a stable outlook. The consolidated obligations were given a long-term AAA rating with a negative outlook by Fitch Ratings at February 28, 2022.
The FHLBanks’ Office of Finance (Office of Finance) issues all consolidated obligations on behalf of the FHLBanks. It is also responsible for servicing all outstanding debt, coordinating transfers of debt between the FHLBanks, serving as a source of information for the FHLBanks on capital market developments, managing the FHLBank System’s relationship with the rating agencies with respect to consolidated obligations, and preparing and making available the FHLBank System’s Combined Financial Reports.

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
To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank otherwise responsible for the payment. However, if the Finance Agency determines that an FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro-rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that it may determine.

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

BONDS
Bonds are generally issued to satisfy our short-, intermediate-, and long-term funding needs. They may have maturities ranging up to 30 years, although there is no statutory or regulatory limitation as to their maturity. Bonds are issued with either fixed or variable rate payment terms that may use a variety of indices for interest rate resets such as SOFR. To meet the specific needs of investors, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and/or call features. When bonds are issued on our behalf, we may concurrently enter into a derivative agreement to effectively convert the fixed rate payment stream to variable or to offset the embedded features in the bond.
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
We can use interest rate swaps, swaptions, interest rate caps and floors, options, and future/forward contracts as part of our interest rate risk management strategies. These derivatives can be used as either a fair value hedge of a financial instrument or firm commitment or an economic hedge to manage certain defined risks. We use economic hedges primarily to (i) manage mismatches between the coupon features of our assets and liabilities, (ii) offset prepayment risk in certain assets, (iii) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted by accounting guidance, or (iv) reduce exposure to reset risk.
Additional information on our derivatives can be found in “Item 8. Financial Statements and Supplementary Data — Note 7 — Derivatives and Hedging Activities” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Derivatives.”
CAPITAL AND DIVIDENDS
Capital Stock
Our capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. We issue a single class of capital stock (Class B capital stock) and have two subclasses of Class B capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.12 percent of its total assets as of the preceding December 31st, subject to a cap of $10 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.00 percent of its advances and mortgage loans outstanding on our Statements of Condition and 0.10 percent of its standby letters of credit. All capital stock issued is subject to a notice of redemption period of five years.

The capital stock requirements established in our Capital Plan are designed so that we can remain adequately capitalized as member activity changes. Our Board of Directors may make adjustments to the capital stock requirements within ranges established in our Capital Plan.
Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under our Capital Plan, we, at our discretion and upon 15 days written notice, may repurchase excess membership capital stock. We, at our discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock.

We reclassify capital stock subject to redemption from equity to a liability, which represents MRCS, when a member provides written notice of intention to withdraw from membership, becomes ineligible for continuing membership, or attains non-member status by merger or consolidation, charter termination, or other involuntary termination from membership. Dividends on MRCS are classified as interest expense on the Statements of Income.

Retained Earnings
Our risk management policies include a target level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve our targeted level of retained earnings. At December 31, 2021 and 2020, our actual retained earnings exceeded our retained earnings target.
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

Workforce Profile

Our workforce is primarily comprised of corporate employees, with our principal operations in one location. As of December 31, 2021, we had 368 employees, 364 full-time and four part-time. As of December 31, 2021, approximately 47 percent of our workforce is female, 53 percent male, 82 percent non-minority and 18 percent minority, based on employees who chose to self-identify. We strive to both develop talent from within the organization and supplement with external hires. We believe that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in our employee base, which furthers our success, while adding new employees contributes to new ideas, continuous improvement, and our goals of a diverse and inclusive workforce. As of December 31, 2021, the average tenure of our employees was seven years. There are no collective bargaining agreements with our employees.

Total Rewards

We seek to attract, develop, retain, and engage talented employees to create and implement strategies that are critical to our long-term success and ensuring we bring value for our members. We affect this objective through a combination of development programs, benefits and employee wellness programs, and recognizing and rewarding performance. Specifically, our programs include:

•Cash compensation – includes competitive salary, other cash subsidies, and performance-based incentives;

•Benefits – health insurance, life and accidental death and dismemberment insurance, supplemental life insurance, 401(k) retirement savings plans with employer match and healthcare concierge;

•Wellness program – fitness reimbursement, employee assistance program, interactive education sessions, online wellness portal, on-site gym, wellness incentive program, and ergonomic work environment;

•Time away from work – including paid time off (PTO), holidays, and volunteer opportunities;

•Culture – DEI Council, Wellness Council, Community Relations Council, business resource groups, community involvement, as well as various cultural and inclusion initiatives;

•Work/Life balance – short-term disability, parental and military leave, bereavement, jury duty, and court appearance leaves, as well as flexible scheduling and remote working options;

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

We are committed to the health, safety and wellness of our employees. In response to COVID-19, we have implemented significant operating environment changes, safety protocols and procedures that we determined were in the best interest of our employees and members, and which comply with government regulations. Throughout the first half of 2021, a number of our employees continued to work remotely, with approximately one-third of our employees voluntarily working from our headquarters two days or more a week. Beginning in late September, we adopted a hybrid working model, with most employees working from our headquarters three days or more a week.

Diversity, Equity, and Inclusion Program

DEI is a strategic business priority for the Bank. It is an integral part of who we are as a company, how we operate, how we see our future, and how we interact with each other, our members, suppliers, and broker-dealers. As an organization, we are committed to integrating and promoting DEI as a key aspect of our culture and in all relevant business functions, financial transactions, and activities, especially those in service to our members, suppliers, and broker-dealers.

Our Chief DEI Officer is a member of the executive team, reports to the President and Chief Executive Officer (CEO) and serves as a liaison to the Board of Directors. We recognize that diversity increases capacity for innovation and creativity and that inclusion allows us to leverage the unique perspectives of all employees and strengthens our retention efforts. We operationalize our commitment through the development and execution of a three-year DEI strategic plan that includes quantifiable metrics to measure our success, and we report regularly on our performance to management and the Board of Directors. We offer a range of opportunities for our employees to connect and grow personally and professionally through our Office of Minority and Women Inclusion Committee, DEI Council, business resource groups and task forces, internal training, and community involvement. We consider learning an important component of our DEI strategy and regularly offer educational opportunities to our employees and evaluate inclusive behaviors as part of our annual goal setting, performance management, and succession planning processes. We also incorporate DEI as a key component of our incentive plan framework to ensure organizational focus and accountability.

COMPETITION
Advances
One of our primary businesses is to make advances to members and housing associates. Demand for our advances is affected by, among other things, the cost of other available sources of funding for our borrowers. We compete with other suppliers of secured and unsecured wholesale funding including, but not limited to, investment banks, commercial banks, other GSEs, and U.S. Government agencies. We may compete with other FHLBanks to the extent that member institutions have affiliated institutions located outside of our district. Furthermore, our members may have access to customer deposits, brokered or reciprocal deposits, and resale agreements, all of which represent competitive alternatives to our advances. Many of our competitors are not subject to the same body of regulation that we are, which may enable them to offer products and terms that we cannot. Efforts to effectively compete with other suppliers of wholesale funding by changing the pricing of our advances may result in a decrease in our profitability.

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

AFFORDABLE HOUSING PROGRAM ASSESSMENTS
The FHLBank Act requires each FHLBank to establish and fund an AHP, which provides subsidies in the form of direct grants or below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, or moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of 10 percent of their annual income subject to assessment, or their prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million. In addition to the required AHP assessment, our Board may elect to make voluntary contributions to the AHP. For purposes of the AHP assessment, income subject to assessment is defined as net income before AHP assessments, plus interest expense related to MRCS. The exclusion of interest expense related to MRCS is a regulatory interpretation of the Finance Agency. We accrue the AHP assessment monthly based on our income subject to assessment and reduce our AHP liability as program funds are distributed. For additional information on our AHP, refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Affordable Housing Program.”
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

The Comptroller General of the United States (Comptroller General) has authority under the FHLBank Act to audit or examine the Finance Agency and the FHLBanks and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of an FHLBank’s financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General may also conduct his or her own audit of the financial statements of any FHLBank.

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

BUSINESS AND REGULATORY RISK
WE ARE SUBJECT TO A COMPLEX BODY OF LAWS AND REGULATIONS THAT COULD CHANGE IN A MANNER DETRIMENTAL TO OUR BUSINESS OPERATIONS
The FHLBanks are GSEs, organized under the authority of the FHLBank Act and, as such, are governed by federal laws and regulations adopted and applied by the Finance Agency. From time to time, Congress may amend the FHLBank Act or other statutes in ways that affect the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. In addition, new or modified legislation enacted by Congress or regulatory requirements applied or imposed by the Finance Agency could affect the composition of our membership and the extent to which members engage in business with us. There continues to be uncertainties surrounding our legislative and regulatory environment, and new or modified legislation enacted by Congress or regulations adopted or guidance issued by the Finance Agency or other financial services regulators. For example, given our status as a GSE, regulatory reform primarily related to the conservatorship of Fannie Mae and Freddie Mac may have a negative impact on GSEs, including the FHLBank System, should such regulatory reforms fail to adequately capture the differences in operating models between the FHLBank System and other GSEs. Additionally, new or modified legislation could require additional AHP contributions for the FHLBanks and/or the Financial Accounting Standards Board (FASB) or SEC may amend financial accounting and reporting standards that govern our accounting and disclosure practices, such as standards on climate change and environmental, social, and governance matters. These changes in laws and regulations could adversely impact our ability to conduct business or the cost of doing business.

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
WE FACE COMPETITION FOR ADVANCES, MORTGAGE LOANS, AND FUNDING
Our primary business activities are providing advances to members and housing associates and acquiring residential mortgage loans from our members. Demand for our advances is affected by, among other things, the cost of other available sources of funding for our borrowers. We may from time to time compete with other suppliers of secured and unsecured wholesale funding including, but not limited to, investment banks, commercial banks, other GSEs, and U.S. Government agencies. We may compete with other FHLBanks to the extent that member institutions have affiliated institutions located outside of our district. Furthermore, our members may have access to customer deposits, brokered or reciprocal deposits, and resale agreements, all of which represent competitive alternatives to our advances. For example, we believe our overall advance demand has been and continues to be unfavorably affected by the substantial amount of liquidity provided to depository financial institutions through the monetary actions of the Federal Reserve.
Many of our competitors are not subject to the same body of regulation that we are, which may enable them to offer products and terms that we cannot. Efforts to effectively compete with other suppliers of wholesale funding by changing the pricing of our advances may result in a decrease in our profitability. The availability of alternative funding sources for our members could also change their perception of the value of FHLBank membership. A continued decrease in the demand for advances or a decrease in the profitability on advances could negatively affect our financial condition and results of operations.
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
WE COULD BE ADVERSELY AFFECTED BY OUR EXPOSURE TO CUSTOMER CONCENTRATION RISK
We are subject to customer concentration risk as a result of our reliance on a relatively small number of member institutions for a large portion of our total advances and resulting interest income. At December 31, 2021 and 2020, advances outstanding to our top five borrowers totaled $17.0 billion and $15.5 billion, representing 39 and 34 percent of our total advances outstanding. At December 31, 2021 and 2020, we did not have any individual borrower in excess of 10 percent of total advances. Advance balances with members could change due to factors such as a change in member demand or borrowing capacity, relocation of members out of our district, or members with affiliated institutions located outside of our district choosing to do business with another FHLBank. In addition, advance balances could change as a result of new or modified legislation impacting us or our members or regulations or other directives adopted by the Finance Agency or other financial services regulators. If we experience a decrease in the amount of business with our top five borrowers, our financial condition and results of operations could be negatively affected. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances” for additional information on our top five borrowers.

REPLACEMENT OF THE LIBOR BENCHMARK INTEREST RATE COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

In March 2021, the Financial Conduct Authority announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021 (or, in the case of some more frequently used LIBOR settings, immediately after June 30, 2023). As noted throughout this report, many of our advances, investments, derivatives, and related collateral are indexed to LIBOR. Some of these assets and liabilities and related collateral have maturity dates that extend beyond 2021. We are preparing for a transition away from LIBOR and plan to utilize SOFR as the dominant replacement rate on an ongoing basis. We have developed a transition plan that will change with market developments and member needs and addresses considerations such as LIBOR exposure, member products, fallback language, operational readiness, and balance sheet management. As of June 30, 2020, we ceased all LIBOR-indexed transactions with maturities beyond December 31, 2021. In addition, we continue to offer SOFR-indexed advances, issue SOFR-indexed debt, and utilize derivatives indexed to the federal funds or SOFR overnight index swap (OIS) rate.

As the market transitions, LIBOR may experience increased volatility, and the overnight Treasury repurchase market underlying SOFR may also experience disruptions from time to time. In addition, we may experience decreased flexibility in our access to funding, higher funding costs, lower overall demand or increased costs for our advances, and/or limited investment opportunities; which may, in turn, negatively impact our business operations, financial condition, and results of operations.

Furthermore, while we have a detailed transition plan, there are complexities associated with the changes to our risk profiles and models, systems, valuation tools, and effectiveness of hedging strategies that may not be anticipated and could impact our transition. Any of these risks, if realized, could adversely impact our business, financial condition, and results of operations. For a summary of our LIBOR exposure, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview.”

MEMBER CONSOLIDATIONS AND FAILURES COULD ADVERSELY AFFECT OUR BUSINESS
Member consolidations and failures could reduce the number of current and potential members in our district. During 2021, we experienced a net decline in members of 44, due primarily to member consolidations. If the number of member consolidations and/or failures were to continue to accelerate, we could experience a reduction in the level of our members’ advance and other business activities. This loss of business could negatively impact our business operations, financial condition, and results of operations.

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

If we cannot access funding when needed, our ability to support and continue business operations, including our ability to refund maturing debt and maintain compliance with regulatory liquidity requirements, could be adversely impacted, which could adversely impact our financial condition and results of operations. Although our debt issuances have historically kept pace with the funding needs of our members and eligible housing associates, there can be no assurance that this will continue.

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
•the willingness and ability of financial institutions to expand lending; and
•the strength of the U.S. economy and the local economies in which we conduct business, which may be impacted by inflation/deflation, labor shortages, supply chain disruptions, and geopolitical instability or conflicts.
Our financial condition, results of operations, and ability to pay dividends could be negatively affected by changes in one or more of these conditions. Additionally, our business and results of operations may be affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve, which regulates the supply of money and credit in the U.S. The Federal Reserve’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities. For example, in March 2020, the Federal Open Market Committee (FOMC) reduced the target range for the federal funds rate, to near zero levels, in response to COVID-19 and the potential negative impact on the U.S. More recently, at its December 2021 meeting, the FOMC announced that three rate increases were projected for 2022.
As a result of COVID-19 and previous emergency actions taken by the Federal Reserve, we continue to see increased liquidity in the financial markets and higher member deposit levels, resulting in decreased demand for advances. Further events impacting market conditions, such as additional COVID-19 developments, civil unrest, climate change, or other natural disasters, may impact the economy and require actions by the federal government and its agencies in an effort to stabilize market conditions. Responses to those actions and the resulting impact on demand for advances could adversely affect our financial condition, results of operations, and ability to pay dividends. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Conditions in Financial Markets” for additional information on recent market activity.
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

CREDIT RISK
WE COULD BE ADVERSELY AFFECTED BY OUR EXPOSURE TO CREDIT RISK
We are exposed to credit risk based on the deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. We assume unsecured and secured credit risk exposure in that a borrower or counterparty could default and we may suffer a loss if we are not able to fully recover amounts owed to us in a timely manner. Our risk of credit losses may be exacerbated by a downturn in the housing markets, including a reduction in home prices, higher delinquencies from increased unemployment and the effect of mortgage forbearance and other relief, as well as financial difficulties or failures of mortgage servicers. In addition, increased risk of credit losses may be the result of a decrease in the value of collateral securing our advances or mortgage loans, which could be due to the effects of climate change or other catastrophic events.
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
Additionally, the FHLBank Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks are required to set aside, in the aggregate, the greater of $100 million or 10 percent of their current year earnings. If the FHLBanks do not make the minimum $100 million AHP contribution in a given year (i.e., a shortfall), we could be required to contribute more than 10 percent of our current year net earnings. An increase in our AHP contributions due to a shortfall or other legislative or regulatory actions could adversely impact our financial condition and results of operations as well as our ability to pay dividends.

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
INCREASES IN DELINQUENCY OR LOSS ESTIMATES ON OUR MORTGAGE LOANS MAY HAVE AN ADVERSE IMPACT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The condition of the U.S. housing market can have a significant impact on the Bank. If economic conditions weaken and result in increased unemployment and a decline in home prices, we could see an increase in loan delinquencies or loss estimates and decide to increase our allowance for credit losses on mortgage loans. In addition, the occurrence of weather-related events, other natural or environmental disasters, civil unrest, widespread health emergencies, or other disruptive events could impact the ability of borrowers to continue to make principal and interest payments on mortgage loans or cause a decline in the underlying value of the mortgage loans, resulting in additional loss estimates. Further, to the extent that mortgage insurance providers fail to fulfill their obligations to pay us for claims, we could bear additional losses on certain mortgage loans with outstanding mortgage insurance coverage. As a result, our financial condition and results of operations could be adversely impacted.

OPERATIONAL RISK
FAILURES OR INTERRUPTIONS IN INTERNAL CONTROLS, INFORMATION SYSTEMS, AND OTHER OPERATING TECHNOLOGIES COULD HARM OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS, REPUTATION, AND RELATIONS WITH MEMBERS
Control failures, including failures in our controls over financial reporting, or business interruptions with members, could result from human error, fraud, breakdowns in information and computer systems, lapses in operating processes, and natural or man-made disasters, including those resulting from the effects of climate change, civil unrest, or widespread health emergencies. If a significant control failure or business interruption were to occur, it could materially damage our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse, or repair the negative effects of such failures or interruptions.
COVID-19 has led to substantial changes in normal business practices for us as well as many of our members and vendors, including but not limited to, hybrid and work-from-home arrangements. Although we are operating effectively under these working arrangements, any breakdown or disruption in our information and computer systems, cybersecurity, operating processes, member relations, or vendor services as a result of these working arrangements could have an adverse impact on our financial condition and results of operations.
The extent to which COVID-19 further impacts our business, financial condition, and results of operations will depend on many factors that are highly uncertain and difficult to predict, including, but not limited to, the duration, spread and severity of future COVID-19 variants, the public acceptance and effectiveness of approved vaccines, additional actions taken to contain COVID-19, and how quickly and to what extent normal economic and operating conditions can resume.

We rely heavily upon information systems and other operating technologies to conduct and manage our business. To the extent that our technology fails to keep up with our changing environment, we may be unable to conduct and manage our business effectively. In addition, any technical failures or interruptions in key systems or other operating technologies, including any “cyberattacks” or other breaches of technical security, could jeopardize the confidentiality or integrity of our information, or otherwise cause interruptions in our operations. Although we have implemented a disaster recovery and business continuity plan, we can make no assurance that it will be able to prevent, timely and adequately address, or mitigate the negative effects of all technical failures or interruptions. Any technical failure or interruption could harm our member relations, risk management, and profitability, and could adversely impact our financial condition and results of operations. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Information Security Risk” for additional information on our information security risk management.
RELIANCE ON THIRD PARTIES COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS
As part of our business, we rely on third parties for certain services essential to ongoing operations, including but not limited to, IT infrastructure and software services, administration of our mortgage loan program, and servicing of our consolidated obligations, and could be adversely impacted by disruptions in those services. In addition, we utilize professional and contractual services to support critical strategic initiatives. The success or timing of those initiatives could be adversely impacted if services are not performed or executed as expected.
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
We also rely on the Office of Finance for, among other things, the issuance of consolidated obligations, servicing of all outstanding debt, and managing the FHLBank System’s relationship with the rating agencies with respect to consolidated obligations. A disruption in any of these services due to events such as information technology (IT) or operational failures, civil unrest, climate change, or other natural disasters, could affect our ability to access funding, and could negatively impact our business operations, financial condition, and results of operations.
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
The assumptions used in both external and internal pricing models could have a significant effect on the reported fair values of assets and liabilities or collateral, the related income and expense, and the expected future behavior of assets and liabilities or collateral. While models we use to value financial instruments and collateral are subject to periodic validation by independent parties, rapid changes in market conditions could impact the value of our financial instruments and collateral. For example, the transition away from LIBOR has been and is expected to continue to be complicated, and may cause increased market volatility, which may affect our financial valuation model inputs and assumptions and may have an adverse effect on our model outputs. The use of different models and assumptions, as well as changes in market conditions, could impact our financial condition and results of operations as well as the amount of collateral we require from borrowers and counterparties.

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
GENERAL RISK FACTORS
THE INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD ADVERSELY IMPACT OUR BUSINESS

We rely heavily upon our employees in order to successfully execute our business and strategies. The success of our business mission depends, in large part, on our ability to attract and retain certain key personnel with required talents and skills. We may be unable to hire or retain key personnel with the needed talents or skills if we fail to offer a competitive employment package and work arrangements, which is increasingly important during periods in which economic conditions drive labor shortages and/or high rates of employee turnover. In addition, if we lack a diverse, equitable, and inclusive working environment, or fail to develop and execute a succession plan, our business operations could be adversely impacted.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We are a cooperative. This means we are owned by our customers, whom we call members. Our current and former members own all of our outstanding capital stock. Our capital stock is not publicly traded and has a par value of $100 per share. All shares are issued, redeemed, or repurchased by us at the stated par value. Our capital stock may be redeemed with a five year notice from the member or voluntarily repurchased by us at par value, subject to certain limitations set forth in our Capital Plan. At February 28, 2022, we had 1,275 current members that held 34 million shares of capital stock and 14 former members that held less than one million shares of MRCS.
We paid the following quarterly cash dividends during 2021 and 2020 (dollars in millions):

	2021
Quarter Declared and Paid[1]	Amount[2]	Annualized Rate[3]	Activity-Based Stock Rate	Membership Stock Rate
First Quarter	$40	4.61%	5.50%	3.00%
Second Quarter	41	4.93	6.00	3.00
Third Quarter	43	4.88	6.00	3.00
Fourth Quarter	43	4.85	6.00	3.00

	2020
Quarter Declared and Paid[1]	Amount[2]	Annualized Rate[3]	Activity-Based Stock Rate	Membership Stock Rate
First Quarter	$59	5.14%	5.75%	3.25%
Second Quarter	53	4.88	5.50	3.00
Third Quarter	49	4.76	5.50	3.00
Fourth Quarter	42	4.67	5.50	3.00

1    Represents cash dividends declared and paid in the quarter noted. Dividend payments are based on average capital stock outstanding during the prior quarter.

2    Amounts exclude cash dividends paid on MRCS for each quarter of 2021 and 2020. For financial reporting purposes, these dividends were classified as interest expense.

3    Reflects the annualized rate on our average capital stock outstanding during the prior quarter regardless of its classification for financial reporting purposes as either capital stock or MRCS.
For additional information on our dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Dividends.”

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis (MD&A) is designed to provide information that will help the reader develop a better understanding of our financial statements, changes in our financial statements from year to year, and the primary factors driving those changes. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the years ended December 31, 2021 and December 31, 2020. Discussion of 2019 items and the year-over-year comparison of changes in our financial condition and results of operations as of and for the years ended December 31, 2020 and December 31, 2019 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 10, 2021.

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

SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

	December 31,
Statements of Condition	2021	2020	2019
Cash and due from banks	$295	$978	$1,029
Investments[1]	33,442	31,497	38,465
Advances	44,111	46,530	80,360
Mortgage loans held for portfolio, net[2]	7,578	8,242	9,334
Total assets	85,852	87,691	129,603
Consolidated obligations
Discount notes	22,348	27,345	29,531
Bonds	55,205	52,254	91,553
Total consolidated obligations[3]	77,553	79,599	121,084
Mandatorily redeemable capital stock	29	52	206
Total liabilities	80,014	81,951	122,877
Capital stock — Class B putable	3,364	3,341	4,517
Retained earnings	2,390	2,351	2,165
Accumulated other comprehensive income (loss)	84	48	44
Total capital	5,838	5,740	6,726
Regulatory capital ratio[4]	6.74	6.55	5.31

	For the Years Ended December 31,
Statements of Income	2021	2020	2019
Net interest income	$381	$472	$576
Provision (reversal) for credit losses on mortgage loans	—	1	—
Other income (loss)[5]	4	121	20
Other expense[6]	156	189	168
AHP assessments	23	41	44
Net income	206	362	384
Selected Financial Ratios[7]
Net interest spread[8]	0.39%	0.38%	0.29%
Net interest margin[9]	0.44	0.45	0.42
Return on average equity	3.48	5.88	5.38
Return on average capital stock	5.92	9.33	7.75
Return on average assets	0.23	0.34	0.27
Average equity to average assets	6.73	5.73	5.10

1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, AFS securities, and held-to-maturity (HTM) securities.

2    Includes an allowance for credit losses of $1 million at December 31, 2021, 2020, and 2019.

3    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $652.9 billion, $746.8 billion, and $1,025.9 billion at December 31, 2021, 2020, and 2019.

4    Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes Class B capital stock (including MRCS) and retained earnings.

5    Other income (loss) includes, among other things, net gains (losses) on investment securities and net gains (losses) on derivatives. During 2020, other income (loss) was also impacted by net gains on litigation settlements. We did not record any litigation settlements during 2021 or 2019.

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

Financial Results
In 2021, we reported net income of $206 million compared to $362 million in 2020. Our net income, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was driven by net interest income, other income (loss), and other expense.

Net interest income totaled $381 million in 2021, a decline of $91 million when compared to the prior year due primarily to lower average advance balances coupled with the lower interest rate environment and reduced advance prepayment activity. Advance prepayment fee income declined $28 million during 2021 when compared to the prior year.

During 2021, we recorded other income (loss) of $4 million, a decline of $117 million when compared to the prior year primarily due to net gains on litigation settlements of $120 million recorded in 2020 as a result of settlements with defendants in our private-label MBS litigation. During 2020, all of our remaining private-label MBS litigation cases initially filed were settled.

Other expense totaled $156 million in 2021, a decrease of $33 million when compared to the prior year primarily due to a decline in pension costs and professional fees. We made a discretionary pension contribution of $8 million at the end of 2021 compared to $32 million at the end of 2020. Professional fees declined during 2021 due to using fewer external resources to assist with our technology and operational objectives.

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional discussion on our results of operations.

Our total assets decreased to $85.9 billion at December 31, 2021, from $87.7 billion at December 31, 2020, driven primarily by a decrease in advances, partially offset by an increase in investments. Advances decreased by $2.4 billion due primarily to lower demand for advances by depository members resulting mainly from continued liquidity in the financial markets and higher member deposit levels. This decrease was partially offset by an increase in borrowings by insurance company members. Investments increased $1.9 billion due primarily to an increase in money market investments, which are primarily held for liquidity purposes. This increase was offset in part by paydowns and/or maturities of U.S. Treasury obligations and MBS.

Total capital increased to $5.8 billion at December 31, 2021, from $5.7 billion at December 31, 2020. Our regulatory capital ratio increased to 6.74 percent at December 31, 2021, from 6.55 percent at December 31, 2020, and was above the required regulatory minimum at each period end. Regulatory capital includes all capital stock, MRCS, and retained earnings.

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

The adjusted net income methodology is calculated on a post-AHP assessment basis. Management believes AHP assessments are a fundamental component of our business and believes this assessment should be included in our adjusted net income calculation. In addition, this treatment aligns the adjusted net income results to our strategic business plan, which is calculated on a post-AHP assessment basis.

As indicated in the tables that follow, our adjusted net interest income and adjusted net income decreased during 2021 when compared to 2020. The declines were driven primarily by lower average advance balances and the lower interest rate environment.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Years Ended December 31,
	2021	2020
GAAP net interest income	$381	$472
Exclude:
Prepayment fees on advances, net[1]	48	75
Prepayment fees on investments, net[2]	—	(2)
Mandatorily redeemable capital stock interest expense	(2)	(5)
Market value adjustments on fair value hedges[3]	5	11
Total adjustments	51	79
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(17)	(14)
Adjusted net interest income	$313	$379
Adjusted net interest margin	0.36%	0.36%

1    Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2    Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

3     Represents market value gains (losses) on derivatives and hedged items in qualifying hedging relationships.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Years Ended December 31,
	2021	2020
GAAP net income before assessments	$229	$403
Exclude:
Prepayment fees on advances, net[1]	48	75
Prepayment fees on investments, net[2]	—	(2)
Mandatorily redeemable capital stock interest expense	(2)	(5)
Market value adjustments on fair value hedges[3]	5	11
Net gains (losses) on financial instruments held at fair value	1	—
Net gains (losses) on trading securities	(38)	17
Net gains (losses) on derivatives	14	(48)
Discretionary pension contributions	(8)	(32)
Gains on litigation settlements, net	—	120
Include:
Net interest expense on economic hedges	(17)	(14)
Adjusted net income before assessments	192	253
Adjusted AHP assessments[4]	19	25
Adjusted net income	$173	$228

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

Replacement of the LIBOR Benchmark Interest Rate
In March 2021, the Financial Conduct Authority announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021 (or, in the case of some more frequently used LIBOR settings, immediately after June 30, 2023). Although the Financial Conduct Authority does not expect LIBOR to become unrepresentative before the applicable cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. The Financial Conduct Authority’s announcement constituted an index cessation event under the 2006 International Swaps and Derivatives Association, Inc. (ISDA) Definitions (Supplement) and the ISDA 2020 IBOR Fallbacks Protocol (Protocol), which we adhered to in October 2020. As a result, the fallback spread adjustment for each tenor is fixed as of the date of the announcement.

As noted throughout this report, many of our advances, investments, derivatives, and related collateral are indexed to LIBOR. Some of these assets and liabilities and related collateral have maturity dates that extend beyond 2021. We are preparing for a transition away from LIBOR and plan to utilize SOFR as the dominant replacement benchmark rate on an ongoing basis. We have developed a transition plan that addresses considerations such as LIBOR exposure, member products, fallback language, operational readiness, and balance sheet management. We are in the process of ensuring we are operationally ready for fallback activities, including updating our processes and IT systems to support the transition from LIBOR to an alternative reference rate. As of June 30, 2020, we ceased all LIBOR indexed transactions with maturities beyond December 31, 2021.
Market activity in SOFR-indexed financial instruments continues to increase and we continue to offer SOFR-indexed advances and issue SOFR-indexed debt. We also continue to utilize interest rate swaps based on the federal funds or SOFR OIS rates as an alternative to using LIBOR when entering into new derivative transactions.
For additional information on regulatory action related to LIBOR, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”

The following tables summarize our variable rate advances, investments, consolidated obligation bonds, and derivatives by interest-rate index (in millions):

	December 31, 2021
	LIBOR	SOFR OIS	Federal Funds OIS	Other[1]	Total
Advances, principal amount	$564	$430	$—	$13,537	$14,531
Investment securities
Non-MBS, principal amount	1,253	—	—	—	1,253
MBS, principal amount	6,084	—	—	—	6,084
Total investment securities	7,337	—	—	—	7,337
Consolidated obligation bonds, principal amount	—	7,786	—	—	7,786
Total variable rate financial instruments amount	$7,901	$8,216	$—	$13,537	$29,654

Derivatives
Pay leg, notional amount	$1,407	$53,602	$432	$—	$55,441
Receive leg, notional amount	11,334	5	14,386	—	25,725

	December 31, 2020
	LIBOR	SOFR OIS	Federal Funds OIS	Other[1]	Total
Advances, principal amount	$1,157	$175	$—	$11,267	$12,599
Investment securities
Non-MBS, principal amount	1,819	—	—	—	1,819
MBS, principal amount	7,726	—	—	—	7,726
Total investment securities	9,545	—	—	—	9,545
Consolidated obligation bonds, principal amount	4,940	7,983	—	—	12,923
Total variable rate financial instruments amount	$15,642	$8,158	$—	$11,267	$35,067

Derivatives
Pay leg, notional amount	$10,412	$—	$76	$—	$10,488
Receive leg, notional amount	15,761	5	9,115	—	24,881

1     Consists primarily of advances indexed to consolidated obligation yields.

The following tables present our exposure to LIBOR-indexed advances, investments, consolidated obligation bonds, and derivatives (in millions):

	December 31, 2021
	LIBOR Tenors That Cease or Will no Longer be Representative Immediately After June 30, 2023
	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates Thereafter	Total
Assets Indexed to LIBOR
Advances, principal amount by redemption term	$206	$50	$308	$564
Investment securities, by contractual maturity[1]
Non-MBS, principal amount	—	84	1,169	1,253
MBS, principal amount	69	80	5,935	6,084
Derivatives, receive leg
Cleared, notional amount	1,800	1,786	3,851	7,437
Uncleared, notional amount	962	934	2,001	3,897
Total principal/notional amount	$3,037	$2,934	$13,264	$19,235

Liabilities Indexed to LIBOR
Derivatives, pay leg
Cleared, notional amount	$80	$264	$660	$1,004
Uncleared, notional amount	103	50	250	403
Total principal/notional amount	$183	$314	$910	$1,407

	December 31, 2020
	LIBOR Tenors That Cease or Will no Longer be Representative Immediately After June 30, 2023
	Due/Terminates in 2021	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates Thereafter	Total
Assets Indexed to LIBOR
Advances, principal amount by redemption term	$293	$221	$50	$593	$1,157
Investment securities, by contractual maturity[1]
Non-MBS, principal amount	—	—	141	1,678	1,819
MBS, principal amount	12	70	214	7,430	7,726
Derivatives, receive leg
Cleared, notional amount	2,304	1,895	1,928	4,755	10,882
Uncleared, notional amount	482	1,056	1,001	2,340	4,879
Total principal/notional amount	$3,091	$3,242	$3,334	$16,796	$26,463

Liabilities Indexed to LIBOR
Consolidated obligation bonds, principal amount by contractual maturity	$4,940	$—	$—	$—	$4,940
Derivatives, pay leg
Cleared, notional amount	8,837	80	264	660	9,841
Uncleared, notional amount	168	103	50	250	571
Total principal/notional amount	$13,945	$183	$314	$910	$15,352
1    MBS are presented by contractual maturity, however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.
For a summary of our risks on the replacement of the LIBOR benchmark interest rate, refer to “Item 1A. Risk Factors.”

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Indicators of economic activity and employment have continued to strengthen. The sectors most adversely affected by the pandemic have improved in recent months, but are being affected by the recent sharp rise in COVID-19 cases. Job gains have been solid in recent months, and the unemployment rate has declined substantially. Supply and demand imbalances related to the pandemic and the reopening of the economy have continued to contribute to elevated levels of inflation. Overall financial conditions remain accommodative, in part reflecting policy measures to support the economy and the flow of credit to U.S. households and businesses.

The path of the economy continues to depend on the course of the virus. Progress on vaccinations and an easing of supply constraints are expected to support continued gains in economic activity and employment as well as a reduction in inflation. Risks to the economic outlook remain, including from new variants of the virus. In its January 26, 2022 statement, the Federal Open Market Committee (FOMC or Committee) stated that it decided to keep the target range for the federal funds rate at zero to 0.25 percent. With inflation well above two percent and a strong labor market, the Committee stated that it expects it will soon be appropriate to raise the target range for the federal funds rate. The Committee also stated that its assessment will take into account a wide range of information, including readings on public health, labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments.

In response to COVID-19, the Federal Reserve and Congress implemented a multitude of programs to help stabilize market conditions, which included the Federal Reserve increasing its holdings of Treasury securities by at least $80 billion per month and agency MBS by at least $40 billion per month. In November 2021, in light of the substantial progress the economy had made toward the Committee’s goals, the Committee decided to begin reducing the monthly pace of its net asset purchases, a trend which continued throughout early 2022. Beginning in March 2022, the Federal Reserve is expected to maintain a stable asset portfolio, which is expected to continue to foster smooth market functioning and accommodative financial conditions, thereby supporting the flow of credit to households and businesses.

Mortgage Markets

The impact of COVID-19 significantly affected the U.S. housing markets and resulted in declines in interest rates and home inventory. Throughout 2021, the housing market continued to improve. Existing housing inventory remains low, while new housing inventory has increased. Home sales increased from levels experienced in 2020 and home prices continue to rise. During the fourth quarter of 2021, mortgage rates increased, on average, compared to the same period last year and from the prior year-end. However, they remained lower during 2021, on average, compared to 2020. Refinancing activity remained the primary driver of mortgage activity.

The federal government programs to assist homeowners affected by the pandemic, including temporary mortgage payment forbearance and a temporary moratorium on foreclosures and evictions, expired in the third quarter of 2021. Forbearances and delinquencies of mortgage loans continued to trend down in the fourth quarter of 2021, consistent with a decline in the rate of unemployment. The expiration of the federal government programs could result in an increase in delinquencies and foreclosures in 2022 and beyond.

Interest Rates

    The following table shows information on key market interest rates1:

	Fourth Quarter 2021 3-Month Average	Fourth Quarter 2020 3-Month Average	2021 12-Month Average	2020 12-Month Average	2021 Ending Rate	2020 Ending Rate
Federal funds	0.08%	0.09%	0.08%	0.36%	0.07%	0.09%
Three-month LIBOR	0.17	0.22	0.16	0.64	0.21	0.24
SOFR	0.05	0.09	0.04	0.35	0.05	0.07
2-year U.S. Treasury	0.52	0.15	0.26	0.38	0.73	0.12
10-year U.S. Treasury	1.53	0.86	1.44	0.88	1.51	0.92
30-year residential mortgage note	3.08	2.77	2.95	3.12	3.11	2.67

1    Source: Bloomberg.

The global concerns related to COVID-19 and the resulting impact on economic activity led to lower short-term interest rates, on average, during 2021 compared to 2020. However, longer-term U.S. Treasury interest rates increased, on average, during 2021 when compared to the prior year end, due to continued gains in economic activity, resulting in part from progress on vaccinations and strengthened employment.

Funding Spreads

The following table reflects our funding spreads to SOFR (basis points)1:

	Fourth Quarter 2021 3-Month Average	Fourth Quarter 2020 3-Month Average	2021 12-Month Average	2020 12-Month Average	2021 Ending Spread	2020 Ending Spread
3-month	0.8	2.8	1.0	5.6	(1.3)	3.8
2-year	2.7	10.6	5.2	20.0	2.7	6.6
5-year	18.0	24.1	15.4	35.4	19.6	16.6
10-year	38.6	47.1	35.1	66.3	41.0	38.2

1    Source: The Office of Finance.

The following table reflects our funding spreads to U.S. Treasuries (basis points)1:

	Fourth Quarter 2021 3-Month Average	Fourth Quarter 2020 3-Month Average	2021 12-Month Average	2020 12-Month Average	2021 Ending Spread	2020 Ending Spread
3-month	1.3	1.7	1.4	3.6	1.5	2.3
2-year	3.5	2.5	1.9	7.7	1.5	1.0
5-year	4.4	10.5	3.1	18.4	7.0	5.3
10-year	19.0	26.6	13.7	42.7	24.0	18.5

1    Source: The Office of Finance.

As a result of our credit quality and GSE status, we generally have ready access to funding at relatively competitive interest rates. During 2021, our funding spreads to SOFR and U.S. Treasuries generally improved, on average, when compared to the same periods last year. We utilized discount notes and short-term consolidated obligation bonds during 2021 in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements.

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the years ended December 31, 2021 and 2020 (dollars in millions). See further discussion of changes in our results of operations in the sections that follow.

			2021 vs. 2020
	2021	2020	$ Change	% Change
Net interest income	$381	$472	$(91)	(19)%
Provision (reversal) for credit losses on mortgage loans	—	1	(1)	(100)
Other income (loss)	4	121	(117)	(97)
Other expense	156	189	(33)	(17)
AHP assessments	23	41	(18)	(44)
Net income	$206	$362	$(156)	(43)%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and yields/costs of major asset and liability categories (dollars in millions):

	For the Years Ended December 31,
	2021			2020			2019
	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]
Interest-earning assets
Interest-bearing deposits	$810	0.11%	$1	$747	0.19%	$1	$228	1.37%	$3
Securities purchased under agreements to resell	3,230	0.07	2	5,192	0.63	33	8,253	2.17	179
Federal funds sold	9,505	0.07	7	7,545	0.41	31	7,545	2.13	161
Mortgage-backed securities[3,4]	12,497	0.73	92	14,465	1.26	182	15,792	2.80	442
Other investments[3,4,5]	5,714	1.21	69	8,062	1.36	110	5,688	3.03	172
Advances[4]	47,796	0.99	472	60,897	1.56	950	92,866	2.65	2,466
Mortgage loans[6]	7,714	2.65	204	9,089	2.84	258	8,465	3.36	285
Loans to other FHLBanks	1	0.12	—	2	1.60	—	3	2.37	—
Total interest-earning assets	87,267	0.97	847	105,999	1.48	1,565	138,840	2.67	3,708
Non-interest-earning assets	935	—	—	1,284	—	—	967	—	—
Total assets	$88,202	0.96%	$847	$107,283	1.46%	$1,565	$139,807	2.65%	$3,708
Interest-bearing liabilities
Deposits	$1,945	0.01%	$—	$1,314	0.09%	$1	$986	1.47%	$14
Consolidated obligations
Discount notes[4]	21,793	0.06	12	27,678	0.62	172	35,527	2.30	817
Bonds[4]	57,265	0.79	452	70,098	1.31	915	94,803	2.41	2,289
Other interest-bearing liabilities[7]	36	4.96	2	101	4.92	5	224	5.45	12
Total interest-bearing liabilities	81,039	0.58	466	99,191	1.10	1,093	131,540	2.38	3,132
Non-interest-bearing liabilities	1,225	—	—	1,943	—	—	1,141	—	—
Total liabilities	82,264	0.57	466	101,134	1.08	1,093	132,681	2.36	3,132
Capital	5,938	—	—	6,149	—	—	7,126	—	—
Total liabilities and capital	$88,202	0.53%	$466	$107,283	1.02%	$1,093	$139,807	2.24%	$3,132
Net interest income and spread[8]		0.39%	$381		0.38%	$472		0.29%	$576
Net interest margin[9]		0.44%			0.45%			0.42%
Average interest-earning assets to interest-bearing liabilities		107.68%			106.86%			105.55%

1    Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2    Interest income and expense amounts reported for advances, MBS, other investments, and consolidated obligation bonds include gains (losses) on hedged items and derivatives in qualifying fair value hedge relationships.

3    The average balance of AFS securities is reflected at amortized cost; therefore the resulting yields do not give effect to changes in fair value.

4    Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

5    Other investments primarily include U.S. Treasury obligations, other U.S. obligations, GSE and TVA obligations, state or local housing agency obligations, and taxable municipal bonds.

6    Non-accrual loans are included in the average balance used to determine the average yield.

7    Other interest-bearing liabilities consists of MRCS and/or borrowings from other FHLBanks.

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

	2021 vs. 2020			2020 vs. 2019
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$—	$—	$—	$2	$(4)	(2)
Securities purchased under agreements to resell	(9)	(22)	(31)	(50)	(96)	(146)
Federal funds sold	7	(31)	(24)	—	(130)	(130)
MBS	(22)	(68)	(90)	(34)	(226)	(260)
Other investments	(30)	(11)	(41)	55	(117)	(62)
Advances	(177)	(301)	(478)	(691)	(825)	(1,516)
Mortgage loans	(37)	(17)	(54)	20	(47)	(27)
Total interest income	(268)	(450)	(718)	(698)	(1,445)	(2,143)
Interest expense
Deposits	—	(1)	(1)	4	(17)	(13)
Consolidated obligations
Discount notes	(30)	(130)	(160)	(150)	(495)	(645)
Bonds	(146)	(317)	(463)	(499)	(875)	(1,374)
Other interest-bearing liabilities	(3)	—	(3)	(6)	(1)	(7)
Total interest expense	(179)	(448)	(627)	(651)	(1,388)	(2,039)
Net interest income	$(89)	$(2)	$(91)	$(47)	$(57)	$(104)

NET INTEREST SPREAD

Net interest spread represents the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. During 2021, our net interest spread remained relatively stable and was 0.39 percent compared to 0.38 percent for the same period in 2020.

NET INTEREST MARGIN

Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. During 2021, our net interest margin remained relatively stable and was 0.44 percent compared to 0.45 percent for the same period in 2020.

The primary components of our interest income and interest expense are discussed below.

Advances

Interest income on advances decreased during 2021 when compared to 2020, due primarily to the lower interest rate environment, lower advance prepayment fee income, and lower average advance balances. Advance prepayment fee income declined $28 million when compared to the prior year. Average advance balances decreased due primarily to lower demand for advances across the majority of our institution types, driven mainly by continued liquidity in the financial markets and higher member deposit levels. This decrease was offset in part by an increase in borrowings by insurance companies.

Investments

Interest income on investments decreased during 2021 when compared to 2020 due primarily to the lower interest rate environment coupled with lower average balances. Average investment balances decreased due primarily to paydowns and/or maturities of other investments and MBS during the year.

Mortgage Loans

Interest income on mortgage loans decreased during 2021 when compared to 2020 primarily due to a decline in average volumes resulting from paydowns exceeding new purchases coupled with the lower interest rate environment.

Consolidated Obligations

Interest expense on bonds and discount notes decreased during 2021 when compared to 2020 due primarily to the lower interest rate environment and our utilization of lower-cost discount notes and short-term consolidated obligation bonds in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements. The decline was also due to lower average balances, largely driven by a decrease in the amount of consolidated obligations needed to fund our assets.

Other Income (Loss)

    The following table summarizes the components of other income (loss) (dollars in millions):

	For the Years Ended
	December 31,
	2021	2020
Net gains (losses) on trading securities	$(38)	$17
Net gains (losses) on financial instruments held at fair value	1	—
Net gains (losses) on derivatives	14	(48)
Gains on litigation settlements, net	—	120
Standby letter of credit fees	10	12
Other, net	17	20
Total other income (loss)	$4	$121

Other income declined $117 million during 2021 when compared to 2020. The decline was primarily due to net gains on litigation settlements of $120 million recorded in 2020 as a result of settlements with defendants in our private-label MBS litigation. All of our remaining private-label MBS litigation cases initially filed were settled during 2020.

During 2021, we recorded net combined losses of $23 million on our trading securities, fair value option instruments, and economic derivatives, compared to net losses of $31 million in 2020. These changes in fair value were primarily driven by market volatility and the impact it had on interest rates, as well as credit spreads on our fixed rate trading securities. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our economic derivatives.

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2021
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(36)	$(23)	$(4)	$—	$(5)	$(68)
Net gains (losses) on derivatives and hedged items	2	13	—	—	(3)	12
Net interest settlements on derivatives[2]	(187)	(129)	—	—	131	(185)
Total impact to net interest income	(221)	(139)	(4)	—	123	(241)
Other income (loss):
Net gains (losses) on derivatives[3]	—	16	—	(2)	—	14
Net gains (losses) on trading securities[4]	—	(38)	—	—	—	(38)
Net gains (losses) on financial instruments held at fair value[4]	—	—	—	1	—	1
Total impact to other income (loss)	—	(22)	—	(1)	—	(23)
Total net effect of hedging activities[5]	$(221)	$(161)	$(4)	$(1)	$123	$(264)

1    Represents the amortization/accretion of basis adjustments on closed hedge relationships.

2    Represents the interest component on derivatives that qualify for fair value hedge accounting.

3    Represents net gains (losses) on economic derivatives and the related interest settlements.

4    Represents the net gains (losses) on those trading securities and fair value option instruments in which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value. As a result, this line item may not agree to the Statements of Income.

5    The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2020
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(44)	$(19)	$(4)	$(5)	$(72)
Net gains (losses) on derivatives and hedged items	6	15	—	(4)	17
Net interest settlements on derivatives[2]	(146)	(106)	—	120	(132)
Total impact to net interest income	(184)	(110)	(4)	111	(187)
Other income (loss):
Net gains (losses) on derivatives[3]	—	(46)	(2)	—	(48)
Net gains (losses) on trading securities[4]	—	17	—	—	17
Total impact to other income (loss)	—	(29)	(2)	—	(31)
Total net effect of hedging activities[5]	$(184)	$(139)	$(6)	$111	$(218)

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

NET GAINS (LOSSES) ON DERIVATIVES

We utilize economic derivatives to manage certain risks on our Statements of Condition. Gains and losses on economic derivatives are driven by changes in interest rates and volatility and include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. During 2021, we recorded net gains of $14 million on our economic derivatives, compared to net losses of $48 million during 2020. The changes were primarily driven by changes in the fair value of interest rate swaps used to economically hedge our investment securities portfolio as highlighted in the table below. These fair value changes were primarily driven by market volatility and the impact it had on interest rates.

Investments

Gains and losses on our trading securities are due primarily to changes in interest rates and credit spreads. The following table summarizes gains and losses on these economic derivatives as well as the related trading securities (dollars in millions):

	For the Years Ended
	December 31,
	2021	2020
Gains (losses) on interest rate swaps economically hedging our investments	$33	$(32)
Interest settlements	(17)	(14)
Net gains (losses) on investment derivatives	16	(46)
Net gains (losses) on related trading securities	(38)	17
Net gains (losses) on economic investment hedge relationships	$(22)	$(29)

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Years Ended
	December 31,
	2021	2020
Compensation and benefits	$80	$103
Contractual services	19	16
Professional fees	14	25
Other operating expenses	19	22
Total operating expenses	132	166
Federal Housing Finance Agency	9	10
Office of Finance	7	6
Other, net	8	7
Total other expense	$156	$189

Other expense decreased $33 million during 2021 when compared to 2020, driven primarily by a decline in pension costs and professional fees. We made a discretionary pension contribution of $8 million at the end of 2021 compared to $32 million at the end of 2020. Professional fees declined during 2021 due to using fewer external resources to assist with our technology and operational initiatives during the year.

STATEMENTS OF CONDITION

Financial Highlights

    Our total assets decreased to $85.9 billion at December 31, 2021, from $87.7 billion at December 31, 2020. Our total liabilities decreased to $80.0 billion at December 31, 2021, from $82.0 billion at December 31, 2020. Total capital increased to $5.8 billion at December 31, 2021, from $5.7 billion at December 31, 2020. See further discussion of changes in our financial condition in the sections that follow.

Cash and Due from Banks

At December 31, 2021, our total cash balance was $295 million compared to $978 million at December 31, 2020, a decrease of $683 million. Our cash balance is influenced by our liquidity needs, member advance activity, market conditions, and the availability of attractive investment opportunities.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	December 31,
	2021	2020
Commercial banks	$9,095	$14,267
Savings institutions	671	702
Credit unions	4,054	4,787
Insurance companies	29,681	26,074
CDFIs	16	20
Total member advances	43,517	45,850
Housing associates	515	50
Non-member borrowers	107	188
Total par value	$44,139	$46,088

Our total advance par value decreased $1.9 billion or four percent at December 31, 2021 when compared to December 31, 2020, primarily due to lower demand for advances by depository members resulting mainly from continued liquidity in the financial markets and higher member deposit levels. This decrease was partially offset by an increase in borrowings by insurance companies.

INTEREST RATE PAYMENT AND REDEMPTION TERMS

The following table summarizes advances by interest rate payment and redemption terms (dollars in millions):

	December 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Fixed rate
Due in one year or less	$10,164	23	$10,952	24
Due after one year through three years	8,969	20	11,246	24
Due after three years through five years	5,143	12	4,894	11
Due after five years through 15 years	2,738	6	2,890	6
Thereafter	39	—	39	—
Total par value	27,053	61	30,021	65
Fixed rate, putable
Due in one year or less	142	—	26	—
Due after one year through three years	937	2	401	1
Due after three years through five years	49	—	945	2
Due after five years through 15 years	11	—	11	—
Total par value	1,139	2	1,383	3
Variable rate
Due in one year or less	781	2	575	1
Due after one year through three years	320	1	476	1
Due after three years through five years	111	—	1	—
Total par value	1,212	3	1,052	2
Variable rate, callable[1]
Due in one year or less	1,066	2	532	1
Due after one year through three years	6,679	15	6,069	13
Due after three years through five years	5,574	13	4,856	11
Due after five years through 15 years	—	—	90	—
Total par value	13,319	30	11,547	25
Other[2]
Due in one year or less	288	1	414	1
Due after one year through three years	466	1	623	1
Due after three years through five years	337	1	422	1
Due after five years through 15 years	315	1	609	1
Thereafter	10	—	14	—
Total par value	1,416	4	2,082	5
Overdrawn demand deposit accounts	—	—	3	—
Total advance par value	44,139	100	46,088	100
Premiums	14		18
Discounts	(2)		(3)
Fair value hedging adjustments	(40)		427
Total	$44,111		$46,530
1    Callable advances are those advances that may be contractually prepaid by the borrower on predetermined dates without incurring prepayment or termination fees. Interest rates         on our variable rate callable advances reset at each call date to be consistent with either the underlying index or our current offering rate in line with our underlying cost of funds.
2    Includes fixed-rate amortizing and fixed-rate callable advances.

Fair value hedging adjustments changed $467 million at December 31, 2021 when compared to December 31, 2020, due primarily to the impact of interest rates on our cumulative fair value adjustments on advances in hedge relationships.

At December 31, 2021 and 2020, advances outstanding to our five largest member borrowers totaled $17.0 billion and $15.5 billion, representing 39 percent and 34 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at December 31, 2021 (dollars in millions):

	Amount	% of Total Advances
EquiTrust Life Insurance Company[1]	$4,300	10
Principal Life Insurance Company[1]	4,250	10
Midland National Life Insurance Company[2]	3,073	7
Transamerica Life Insurance Company	2,995	7
Athene Annuity and Life Company[3]	2,381	5
Total par value	$16,999	39

1    Individual member concentration is less than 10 percent of total advances when calculated on actual balances.

2    Excludes $1.5 billion of advances with North American Company for Life and Health Insurance, an affiliate of Midland National Life Insurance Company.

3    Excludes $0.4 billion of advances with Athene Annuity & Life Assurance Company, an affiliate of Athene Annuity and Life Company.

We evaluate advances for credit losses on a quarterly basis and have never experienced a credit loss on our advances. For additional discussion on our advance credit risk, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

    The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	December 31,
	2021	2020
Fixed rate conventional loans	$7,063	$7,646
Fixed rate government-insured loans	416	481
Total unpaid principal balance	7,479	8,127
Premiums	96	107
Discounts	(2)	(3)
Basis adjustments from mortgage loan purchase commitments	6	12
Total mortgage loans held for portfolio	7,579	8,243
Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$7,578	$8,242

Our total mortgage loans decreased $0.7 billion or eight percent at December 31, 2021 when compared to December 31, 2020. The decrease was primarily due to principal paydowns exceeding loan purchases as a result of continued refinancing activity driven by the low interest rate environment.

REDEMPTION TERMS
The following table summarizes our fixed rate mortgage loans held for portfolio by redemption terms (dollars in millions):

December 31,
Redemption Term	2021
Due in one year or less	$297
Due after one year through five years	1,246
Due after five years through fifteen years	3,020
Thereafter	2,916
Total unpaid principal balance	$7,479

We evaluate mortgage loans for credit losses on a quarterly basis. For additional discussion on our mortgage loan credit risk, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Loans.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	December 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$416	1	$401	1
Securities purchased under agreements to resell	12,450	37	4,800	15
Federal funds sold	4,690	14	3,695	12
U.S. Treasury obligations[2]	—	—	3,211	10
Total short-term investments	17,556	52	12,107	38
Long-term investments[3]
MBS
GSE single-family	1,037	3	1,671	5
GSE multifamily	7,598	23	8,613	28
U.S. obligations single-family[2]	2,911	9	3,547	11
Private-label residential	5	—	6	—
Total MBS	11,551	35	13,837	44
Non-MBS
U.S. Treasury obligations[2]	496	1	858	3
Other U.S. obligations[2]	1,258	4	1,786	6
GSE and TVA obligations	1,417	4	1,465	4
State or local housing agency obligations	675	2	896	3
Other[4]	489	2	548	2
Total non-MBS	4,335	13	5,553	18
Total long-term investments	15,886	48	19,390	62
Total investments	$33,442	100	$31,497	100

1    Short-term investments have original maturities equal to or less than one year.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

3    Long-term investments have original maturities of greater than one year.

4    Consists primarily of taxable municipal bonds.

Our investments increased $1.9 billion or six percent at December 31, 2021 when compared to December 31, 2020. The increase was due primarily to an increase in money market investments, which are primarily held for liquidity purposes. This increase was offset in part by paydowns and/or maturities of U.S. Treasury obligations and MBS. At December 31, 2021 and December 31, 2020, we had GSE MBS with a total par value of $289 million and $18 million that were traded but not yet settled. These investments were recorded as “available-for-sale” on our Statements of Condition with a corresponding payable recorded in “other liabilities.”

The Finance Agency limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. At December 31, 2021, our ratio of MBS to regulatory capital was 1.99 compared to 2.40 at December 31, 2020.

REDEMPTION TERMS AND YIELDS

The following table summarizes the carrying value and yield characteristics of our AFS and HTM investment portfolios on the basis of remaining terms to contractual maturity. Expected maturities of some securities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31,
	2021					2020
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
AFS securities
Non-MBS
Other U.S. obligations[1]	$8	$1,137	$11	$—	$1,156	$1,672
GSE and TVA obligations	395	173	32	383	983	1,022
State or local housing agency obligations	—	67	215	206	488	693
Other[2]	19	171	98	—	288	302
Total non-MBS	422	1,548	356	589	2,915	3,689
MBS
U.S. obligations single-family[1]	—	—	—	2,909	2,909	3,544
GSE single-family	—	—	—	277	277	446
GSE multifamily	317	4,729	1,758	484	7,288	8,231
Total MBS	317	4,729	1,758	3,670	10,474	12,221
Total AFS securities	$739	$6,277	$2,114	$4,259	$13,389	$15,910
HTM securities
Non-MBS
GSE and TVA obligations	—	248	42	84	374	379
State or local housing agency obligations	—	10	153	24	187	203
Total non-MBS	—	258	195	108	561	582
MBS
U.S. obligations single-family[1]	—	—	—	2	2	3
GSE single-family	—	13	72	675	760	1,225
Private-label	—	—	2	3	5	6
Total MBS	—	13	74	680	767	1,234
Total HTM securities	$—	$271	$269	$788	$1,328	$1,816

Weighted-average yields on:
AFS securities[3]	2.03%	2.00%	1.27%	1.00%
HTM securities[3]	—%	4.19%	1.52%	1.45%

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

2    Consists primarily of taxable municipal bonds.

3    The weighted average yields on AFS and HTM securities are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate, divided by the total debt securities in the applicable HTM or AFS portfolio. The result is then multiplied by 100 to express it as a percentage.

INTEREST RATE PAYMENT TERMS

The following table summarizes the interest rate payment terms of investment securities (dollars in millions):

	December 31,
	2021	2020
Trading securities at fair value
Fixed rate	$1,169	$4,875
Total trading securities	$1,169	$4,875

AFS securities at amortized cost
Fixed rate	$6,755	$7,420
Variable rate	6,546	8,438
Total AFS securities	$13,301	$15,858

HTM securities at amortized cost
Fixed rate	$538	$710
Variable rate	790	1,106
Total HTM securities	$1,328	$1,816

We evaluate investments for credit losses on a quarterly basis. For additional discussion on our investment credit risk, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”

Consolidated Obligations

    Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At December 31, 2021 and 2020, the carrying value of consolidated obligations for which we are primarily liable totaled $77.6 billion and $79.6 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	December 31,
	2021	2020
Par value	$22,355	$27,350
Discounts and concession fees[1]	(6)	(5)
Fair value option valuation adjustments	(1)	—
Total	$22,348	$27,345

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes decreased $5.0 billion or 18 percent at December 31, 2021 when compared to December 31, 2020. Although we continued to issue discount notes during 2021, the balance declined from the prior year-end as we increased our utilization of short-term consolidated obligation bonds in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	December 31,
	2021	2020
Par value	$55,079	$51,930
Premiums	138	199
Discounts and concession fees[1]	(17)	(26)
Fair value hedging adjustments	5	151
Total	$55,205	$52,254

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds increased $3.0 billion or six percent at December 31, 2021 when compared to December 31, 2020. During 2021, we increased our usage of short-term consolidated obligation bonds in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements. Fair value hedging adjustments also changed $146 million at December 31, 2021, when compared to December 31, 2020, due primarily to the impact of interest rates on our cumulative fair value adjustments on bonds in hedge relationships.

INTEREST RATE PAYMENT TERMS
Bonds are issued with fixed or variable rate payment terms that use a variety of indices for interest rate resets such as SOFR. With respect to interest payments, fixed rate bonds may also have the following terms:
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
The following table summarizes our bonds by interest rate payment terms (dollars in millions):

	December 31,
	2021	2020
Fixed rate	$47,253	$38,952
Simple variable rate	7,786	12,923
Step-up	40	55
Total par value	$55,079	$51,930

For additional information on our consolidated obligations, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Deposits

Deposits represent a relatively small portion of our funding, totaling $1.8 billion at December 31, 2021, a decline of $61 million from December 31, 2020. All of our deposits are uninsured and the balance of deposits varies depending on market factors, such as the attractiveness of our deposit pricing relative to rates available on alternative money market instruments, our members’ investment preferences and the availability of alternative short-term investments, and our members’ liquidity levels.

Interest-bearing demand and overnight deposits pay interest based on a daily interest rate. The average balances of demand and overnight deposits were $1.8 billion, $1.2 billion, and $0.9 billion, and the weighted-average interest rates paid on demand and overnight deposits were 0.01 percent, 0.08 percent, and 1.43 percent during the years ended December 31, 2021, 2020, and 2019. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average balances of term deposits were $97 million, $85 million, and $134 million, and the weighted-average interest rates paid on term deposits were 0.02 percent, 0.21 percent, and 1.72 percent during the years ended December 31, 2021, 2020, and 2019.

The following table summarizes our uninsured term deposits (dollars in millions):

	December 31,
	2021	2020
Three months or less	$51	$43
Over three months through six months	5	5
Over six months through 12 months	3	1
Total	$59	$49

Capital

The following table summarizes information on our capital (dollars in millions):

	December 31,
	2021	2020
Capital stock	$3,364	$3,341
Retained earnings	2,390	2,351
Accumulated other comprehensive income (loss)	84	48
Total capital	$5,838	$5,740

Our capital remained relatively stable at December 31, 2021 when compared to December 31, 2020. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for additional information on our capital.

Derivatives

    We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	December 31,
	2021	2020
Interest rate swaps
Noncallable	$77,770	$33,848
Callable by counterparty	3,396	1,383
Callable by the Bank	—	138
Total interest rate swaps	81,166	35,369
Forward settlement agreements (TBAs)	115	169
Mortgage loan purchase commitments	115	177
Total notional amount	$81,396	$35,715

The notional amount of our derivative contracts increased $45.7 billion or 128 percent at December 31, 2021 when compared to December 31, 2020. During 2021, we swapped additional consolidated obligation bonds and discount notes in an effort to capture attractive funding, match repricing structures on assets, and/or manage our projected income risk. For additional discussion regarding our use of derivatives, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During 2021, proceeds from the issuance of bonds and discount notes were $65.4 billion and $325.5 billion compared to $42.5 billion and $178.9 billion in 2020. During 2021, we increased our utilization of discount notes and short-term consolidated obligation bonds compared to the prior year in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements.

Access to debt markets has been reliable because investors, driven by increased liquidity preference and our government affiliation, have sought the FHLBanks’ debt as an asset of choice. However, due to the short-term maturity of the debt, we may be exposed to additional risks associated with refinancing and our ability to access the capital markets.

We are focused on maintaining an adequate liquidity balance and a funding balance between our financial assets and financial liabilities and work collectively with the other FHLBanks to manage the system-wide liquidity and funding needs. We monitor our debt refinancing risk and liquidity position primarily by tracking the maturities of financial assets and financial liabilities. In managing and monitoring the amounts of assets that require refunding, we consider contractual maturities of our financial assets and liabilities, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments). External factors, including member borrowing needs, supply and demand in the debt markets, and other factors may affect liquidity balances and the funding balances between financial assets and financial liabilities. Refer to “Item 8. Financial Statements and Supplementary Data” for additional information regarding the contractual maturities or redemption terms of certain of our financial assets and liabilities.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of February 28, 2022, our consolidated obligations were rated AA+/A-1+ by Standard and Poor’s and Aaa/P-1 by Moody’s and both ratings had a stable outlook. As of February 28, 2022, our consolidated obligations were rated AAA with a negative outlook by Fitch Ratings, consistent with the U.S. sovereign AAA rating and negative outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors.”

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At December 31, 2021 and 2020, the total par value of outstanding consolidated obligations for which we are primarily liable was $77.4 billion and $79.3 billion. At December 31, 2021 and 2020, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was $575.5 billion and $667.5 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of February 28, 2022, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

    We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During 2021, repayments of consolidated obligations totaled $392.7 billion compared to $263.0 billion in 2020.

During 2021, advance disbursements totaled $136.5 billion compared to $146.8 billion in 2020. Advance disbursements will vary from period to period depending on member needs and declined during 2021 mainly due to continued liquidity in the financial markets and higher member deposit levels. During 2021, investment purchases (excluding overnight investments) totaled $8.9 billion compared to $19.6 billion in 2020. Investment purchases during each period were primarily driven by the purchase of money market investments, including secured resale agreements, or U.S. Treasury securities in an effort to manage our liquidity position. However, we have seen a decline in investment purchases throughout 2021 due to limited investment opportunities.

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

Finance Agency Advisory Bulletin on FHLBank Liquidity (the Liquidity Guidance AB) – This guidance requires us to maintain sufficient liquidity for a period of 10 to 30 calendar days. The base case scenario requires 20 days of positive daily cash balances and assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including very large highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. At December 31, 2021 and 2020, we were in compliance with this base case liquidity guidance.

The Liquidity Guidance AB also specifies appropriate funding gap limits to address the risks associated with an FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of total assets. The guidance provides funding gap limits within the range of negative 10 percent to negative 20 percent for a three-month horizon and negative 25 percent to negative 35 percent for a one-year horizon. At December 31, 2021 and 2020, we adhered to these funding gap requirements.

Liquidity Reserves for Deposits – We are required to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2021	2020
Liquidity deposit reserves	$41.3	$46.0
Deposits	1.9	1.9
Excess liquidity	$39.4	$44.1

Unpledged Qualifying Assets – We are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2021	2020
Qualifying assets free of lien or pledge	$85.5	$87.3
Consolidated obligations outstanding	77.6	79.6
Excess liquidity	$7.9	$7.7

Capital

CAPITAL REQUIREMENTS

    We are subject to certain regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operational risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock (including MRCS), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all Class B capital stock (including MRCS) and retained earnings. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At December 31, 2021 and 2020, we did not hold any nonpermanent capital. At December 31, 2021 and 2020, we were in compliance with all three of the Finance Agency’s regulatory capital requirements.

In addition to the requirements previously discussed, the Finance Agency Advisory Bulletin on capital stock (the Capital Stock AB) requires each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets. For purposes of the Capital Stock AB, capital stock includes MRCS. The capital stock to total assets ratio is measured on a daily average basis at month end. At December 31, 2021 and 2020, we were in compliance with the Capital Stock AB.

Refer to “Item 8. Financial Statements and Supplementary Data — Note 11 — Capital” for additional information on our regulatory capital requirements.

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

Regulatory Capital Stock
The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	December 31,
	2021	2020
Commercial banks	$1,305	$1,446
Savings institutions	86	77
Credit unions	519	514
Insurance companies	1,453	1,303
CDFIs	1	1
Total GAAP capital stock	3,364	3,341
Mandatorily redeemable capital stock	29	52
Total regulatory capital stock	$3,393	$3,393
Our regulatory capital stock remained stable at December 31, 2021 when compared to December 31, 2020. For additional information on our capital stock, refer to “Item 8. Financial Statements and Supplementary Data — Note 11 — Capital.”

RETAINED EARNINGS
Our risk management policies include a target level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve our targeted level of retained earnings. At December 31, 2021 and 2020, our actual retained earnings exceeded our retained earnings target.
Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of our average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At December 31, 2021 and 2020, our restricted retained earnings account totaled $617 million and $576 million. One percent of our average balance of outstanding consolidated obligations for the three months ended December 31, 2021 was $775 million.
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

Our current dividend philosophy is to pay a membership capital stock dividend equal to or greater than a reference rate of interest, such as SOFR, and an activity-based capital stock dividend, when possible, at a level above the membership capital stock dividend. Prior to the second quarter of 2020 dividend, we used average three-month LIBOR as our reference rate. Beginning with the second quarter dividend, paid in the third quarter of 2020, we used SOFR as our reference rate.
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
The following table summarizes dividend-related information (dollars in millions):

	For the Years Ended
	December 31,
	2021	2020
Aggregate cash dividends paid[1]	$167	$203
Effective combined annualized dividend rate paid on capital stock[2]	4.82%	4.86%
Annualized dividend rate paid on membership capital stock	3.00%	3.06%
Annualized dividend rate paid on activity-based capital stock	5.88%	5.56%
Average three-month LIBOR	0.16%	0.64%
Average SOFR	0.04%	0.35%

1    Includes aggregate cash dividends paid during the period. Amount excludes cash dividends paid on MRCS. For financial reporting purposes, these dividends were recorded as interest expense on our Statements of Income.

2    Effective combined annualized dividend rate is paid on total capital stock, including MRCS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect our reported results and disclosures. Certain accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others to our financial results. Given the assumptions and judgment used, we have identified fair value measurements and derivatives and hedging activities as critical to understanding our financial condition and results of operations.

We evaluate our critical accounting policies and estimates on an ongoing basis. While management believes our estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and differences could be material to the financial statements.

Fair Value Measurements

We record trading securities, AFS securities, derivative assets, derivative liabilities, financial instruments held under the fair value option, and certain other assets at fair value on a recurring basis, and on occasion certain impaired mortgage loans held for portfolio on a non-recurring basis. Fair value is a market-based measurement and is defined as the price received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date under current market conditions. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, we are required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom we would transact in that market.

Fair values play an important role in our valuation of certain assets, liabilities, and hedging transactions. Fair value is first determined based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair values are determined based on external or internal pricing models that generally use (i) discounted cash flows using market estimates of interest rates and volatility, (ii) dealer prices, or (iii) prices of similar instruments.

For prices obtained externally, we have control processes in place to ensure fair value measurements are appropriate and reliable. These processes include, but are not limited to: challenging a price when it falls out of our tolerance parameters and identifying a stale price, significantly changed price, or other anomalies that may indicate that a price may not be accurate. In addition, on an annual basis, we conduct reviews of our pricing vendors to confirm and further augment our understanding of the vendors’ pricing processes, methodologies, and control procedures for investment securities. For internal pricing models, the underlying assumptions are based on management’s best estimates for discount rates, prepayments, market volatility, and other factors. The assumptions used in both external and internal pricing models could have a significant effect on the reported fair values of assets and liabilities, including the related income and expense. The use of different assumptions, as well as changes in market conditions, could result in materially different values.
We categorize our financial instruments carried at fair value into a three-level hierarchy. The hierarchy is based upon the transparency (observable or unobservable) of inputs used to value the asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. At December 31, 2021 and 2020, we did not carry any financial assets or liabilities, measured on a recurring basis, at fair value on our Statements of Condition based on unobservable inputs.

Refer to “Item 8. Financial Statements and Supplementary Data — Note 13 — Fair Value” for additional discussion on our fair value measurements.

Derivatives and Hedging Activities
All derivatives are recognized on the Statements of Condition at their fair values and reported as either derivative assets or derivative liabilities, net of cash collateral and accrued interest received from or pledged to clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts result in a receivable to us, they are classified as a derivative asset and, if classified as a payable to the clearing agent or counterparty, they are classified as a derivative liability. Cash flows associated with derivatives are reflected as cash flows from operating activities on the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

We transact most of our derivative transactions with large banks and major broker-dealers. Over-the-counter derivative transactions may be either executed directly with a counterparty (uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., a clearing agent) with a Derivative Clearing Organization (cleared derivatives). We utilize one Derivative Clearing Organization (Clearinghouse), CME Clearing, for all cleared derivative transactions. CME Clearing notifies the clearing agent of the required initial margin and daily variation margin payments, and the clearing agent in turn notifies us. The Clearinghouse determines initial margin requirements which are considered cash collateral. Variation margin requirements with CME Clearing are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, which are a component of the derivative fair value, rather than cash collateral.

Once a derivative transaction has been accepted for clearing by a Derivative Clearing Organization (Clearinghouse), the derivative transaction is novated and the executing counterparty is replaced with the Clearinghouse. We are not a derivative dealer and do not trade derivatives for short-term profit.
Derivative Designations. We designate our derivative instruments as:
•a fair value hedge of an associated financial instrument or firm commitment (fair value hedge); or
•an economic hedge to manage certain defined risks on the Bank’s Statements of Condition (economic hedge). These hedges are primarily used to: (i) manage mismatches between the coupon features of the Bank’s assets and liabilities, (ii) offset prepayment risk in certain assets, (iii) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted by accounting guidance, or (iv) reduce exposure to reset risk.

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
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability (or firm commitment) that are attributable to the hedged risk, are recorded in net interest income in the same line as the earnings effect of the hedged item.
Two approaches to fair value hedge accounting include:
•Long-haul hedge accounting. The application of long-haul hedge accounting requires us to formally assess (both at the hedge’s inception and at least quarterly) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items due to benchmark interest rate changes and whether those derivatives are expected to remain highly effective in future periods. We use regression analyses to assess the effectiveness of our long-haul hedges.
•Short-cut hedge accounting. Transactions that meet certain criteria qualify for short-cut hedge accounting in which an assumption can be made that the change in fair value of a hedged item due to changes in the benchmark interest rate exactly offsets the change in fair value of the related derivative. Under the short-cut method, the entire change in fair value of the interest rate swap is considered to be highly effective at achieving offsetting changes in fair value of the hedged asset or liability. If documented at the time of hedge designation, a derivative relationship no longer qualifying for short-cut hedge accounting can fall back to the long-haul accounting method.
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

ECONOMIC HEDGES
An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for fair value hedge accounting, but is an acceptable hedging strategy under our risk management program. Changes in the fair value of derivatives that are designated as economic hedges are recorded in other income (loss) as “Net gains (losses) on derivatives” with no offsetting fair value adjustments for the underlying assets, liabilities, or firm commitments, unless changes in the fair value of the assets or liabilities are normally marked to fair value through earnings (e.g., trading securities and fair value option instruments).
ACCRUED INTEREST RECEIVABLES AND PAYABLES
The net settlements of interest receivables and payables related to derivatives designated as fair value hedges are recognized as adjustments to the interest income or interest expense of the designated hedged item. The net settlements of interest receivables and payables related to derivatives designated as economic hedges are recognized in other income (loss) as “Net gains (losses) on derivatives.”
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

Refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Derivatives and Hedging Activities” or “Item 7. Management’s Discussion and Analysis — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Affordable Housing and Community Investment

As previously disclosed, legislation has been introduced in the U.S. Senate and House of Representatives that, if enacted in its proposed form, would require that the FHLBanks set aside higher percentages of their earnings for their affordable housing and community investment programs than is currently required by law. Increased contributions to our AHP would result in less net income being available for other purposes.

We continue to actively monitor any such potential legislation and developments.

LIBOR Transition

On March 5, 2021, the U.K. Financial Conduct Authority (FCA) confirmed that the publication of the principal tenors of LIBOR (i.e., overnight, one-month, three-month, six-month and 12-month LIBOR) will cease immediately following a final publication on June 30, 2023. As of January 1, 2022, the one-week and two-month LIBOR settings and all non-U.S. dollar LIBOR settings ceased to be provided by any administrator. Although the FCA has indicated that it does not expect the remaining LIBOR settings to become unrepresentative before the cessation date, there is no assurance that any of them will continue to be published or be representative through any particular date.

Given the developments discussed above, we have taken and will continue to take steps to remediate our LIBOR-linked financial instruments and contracts. To that end, and consistent with a Finance Agency supervisory letter sent to the FHLBanks on September 27, 2019 regarding the phase-out of LIBOR, we stopped purchasing investments that reference LIBOR and mature after December 31, 2021. Further, we have endeavored to amend, and in some cases have already amended, our financial instruments and contracts that may require adding or adjusting fallback language, including advances, investments, and derivatives.

We do not expect the cessation of LIBOR to have a material impact on our financial condition or results of operations. For a discussion of the potential impact of the cessation of LIBOR, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview.”

FHLBank Membership Supervisory Letter

On September 9, 2021, the Finance Agency published a Supervisory Letter addressing certain FHLBank membership issues, including:

•requirements for de novo CDFIs;

•automatic transfer of membership;

•large non-member institutions merging with small member institutions;

•membership applicant’s compliance with financial condition requirements, and

•the definition of insurance company.

The Supervisory Letter is intended to provide uniform guidance to the FHLBanks in the event they encounter similar circumstances.

The Supervisory Letter expresses the Finance Agency’s views on those matters, which views include the articulation of certain restrictions on eligibility for membership. The restrictions could result in fewer opportunities for FHLBank membership and/or ineligibility for continued membership by certain entities. Accordingly, the restrictions could result in reduced opportunities for us to grow our membership and, in turn, fewer opportunities to provide our financial services.

We continue to evaluate the Supervisory Letter and its effect on our membership.

Regulatory Interpretation on Eligibility of Mortgage Participations as Collateral for FHLBank Advances

On October 4, 2021, the Finance Agency published a Regulatory Interpretation on Eligibility of Mortgage Loan Participations as Collateral for FHLBank Advances (Regulatory Interpretation). The Regulatory Interpretation addresses whether an FHLBank can accept as collateral to secure advances mortgage loan participations that cannot be readily liquidated in the form in which they are to be pledged. The Regulatory Interpretation concludes that mortgage loan participations must meet the requirements of Finance Agency regulation 12 CFR 1266.7(a)(4), including the requirement that the collateral can be “liquidated in due course” in order to be eligible to secure FHLBank advances. It further concludes that participations for which there would be a known impediment to liquidation do not meet such requirement and therefore are not eligible collateral for advances. Finally, the Regulatory Interpretation rescinds prior guidance from FHLBank System regulators that provide mortgage loan participations may be eligible as collateral under regulatory provisions other than 12 CFR 1266.7(a)(4). The Regulatory Interpretation became effective on December 13, 2021.

Although we do not currently expect the Regulatory Interpretation to have a material impact on our financial condition or results of operations, this restriction on collateral may negatively impact future borrowing by certain members.

Fair Housing and Fair Lending Enforcement

On July 9, 2021, the Finance Agency published a policy statement on fair lending to communicate the Finance Agency’s general position on monitoring and information gathering, supervisory examinations, and administrative enforcement related to the Equal Credit Opportunity Act, the Fair Housing Act, and the Federal Housing Enterprises Financial Safety and Soundness Act. On August 12, 2021, the Finance Agency and the Department of Housing and Urban Development announced they had entered into a memorandum of understanding regarding fair housing and fair lending enforcement. Under the memorandum of understanding, the two agencies will focus on enhancing their enforcement of the Fair Housing Act, and their oversight of Fannie Mae, Freddie Mac, and the FHLBanks. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

Amendments to U.S. Treasury and Fannie Mae Preferred Stock Purchase Agreement

On January 14, 2021, the U.S. Treasury and Fannie Mae entered into a letter agreement amending the terms of their preferred stock purchase agreement, which could impact PFIs that participate in the MPF Program’s MPF Xtra product (where MPF loans acquired are concurrently sold to Fannie Mae). Under the preferred stock purchase agreement, the U.S. Treasury provides liquidity to Fannie Mae in exchange for senior preferred stock. Under the preferred stock purchase agreement amendment, which was originally to take effect on January 1, 2022, the Finance Agency (as conservator for Fannie Mae) and the U.S. Treasury agreed to limit the dollar volume of loans Fannie Mae could purchase from a single seller through Fannie Mae’s cash window to $1.5 billion per year. As administrator of the MPF Program, the FHLBank of Chicago purchases MPF Xtra loans from PFIs and sells them to Fannie Mae via the cash window process. Based on recent volumes for the MPF Xtra product, the preferred stock purchase agreement amendment would significantly curtail MPF Xtra cash window sales. On September 14, 2021, the Finance Agency and the U.S. Treasury temporarily suspended certain provisions of the Preferred Stock Purchase Agreement, including limits on Fannie Mae’s cash window, until at least September 14, 2022.

Although we do not currently expect the cash window limit to have a material impact on our financial condition or results of operations, it may negatively affect the volume of loans that PFIs are able to sell through the MPF Program.

COVID-19 Developments

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

RISK MANAGEMENT

We have risk management policies, established by our Board of Directors, that allow us to monitor and control our exposure to interest rate, liquidity, credit, operational, model, information security, legal, regulatory and compliance, DEI, and strategic risk, as well as capital adequacy. Our primary risk management objective is to manage our assets and liabilities in ways that ensure liquidity is available to our members and protect the par redemption value of our capital stock. We periodically evaluate our risk management policies in order to respond to changes in our financial position and general market conditions.

Interest Rate Risk

We define interest rate risk as the risk that changes in interest rates or spreads will adversely affect our financial condition (market value) and performance (income). Interest rate risk is the principal type of risk to which we are exposed, as our cash flows, and therefore earnings and equity value, can change significantly as interest rates change. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and derivatives which, taken together, limit our expected exposure to interest rate risk. Our key interest rate risk measures are Market Value of Equity (MVE) and Projected 24-Month Income. Management regularly monitors these key measures, as discussed further in the sections below.

MARKET VALUE OF EQUITY

    MVE measures the net present value of the Bank by either marking positions to market or discounting all future cash flows using market discount rates. MVE is measured as the market value of our assets minus the market value of our liabilities (excluding MRCS). MVE represents the liquidation value of the Bank. MVE is an estimate of the Bank’s value and takes into account short-term market price fluctuations.

The MVE calculation is derived by an internal model that uses market prices which are computed using interest rates. This model allows for negative rates, spreads, and volatilities, and assumes a run-off balance sheet. To ensure the accuracy of the MVE calculation, we reconcile the computed market prices of complex instruments, such as derivatives and mortgage assets, to market observed prices or dealers’ quotes.

Interest rate risk stress tests of MVE involve instantaneous parallel and non-parallel changes in interest rates. The resulting percentage change in MVE from the base case value is an indication of longer-term repricing risk and option risk embedded in the balance sheet.

In an effort to protect MVE from large interest rate swings, we manage the interest rate risk of our balance sheet by using hedging transactions, such as issuing consolidated obligation bonds, including floating rate, simple bullet, callable, or other structured features, and entering into or canceling interest rate swaps, caps, floors, and swaptions.

We monitor and manage to MVE policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. We were in compliance with all MVE policy limits at December 31, 2021 and 2020.

Market Value of Capital Stock (MVCS) represents our MVE divided by the total outstanding shares of our capital stock (including MRCS). It represents the estimated “liquidation value” of one share of our capital stock if all assets and liabilities were liquidated at current market prices. To ensure we remain adequately capitalized, we must ensure our MVCS remains at or above our $100 par value.

The following tables show our base case and change from base case MVE in percent change, MVE policy limits, and MVCS, assuming instantaneous parallel changes in interest rates at December 31, 2021 and 2020:

	MVE Assuming Parallel Changes (dollars in millions)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2021	$6,100	$5,991	$6,014	$6,022	$6,002	$5,966	$5,870
2020	$5,939	$5,771	$5,757	$5,802	$5,832	$5,838	$5,813

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2021	1.3%	(0.5)%	(0.1)%	—%	(0.3)%	(0.9)%	(2.5)%
2020	2.4%	(0.5)%	(0.8)%	—%	0.5%	0.6%	0.2%

	Policy Limits (declines from base case)
	Down 200[1]	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2021 and 2020	(9.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(9.0)%

	MVCS Assuming Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2021	$179.8	$176.6	$177.2	$177.5	$176.9	$175.8	$173.0
2020	$175.0	$170.1	$169.6	$171.0	$171.9	$172.0	$171.3

1    The down 200 basis point policy limit is suspended when the 10-year swap rate falls below a threshold for five consecutive days. At December 31, 2021, the threshold was 1.50 percent and the 10-year swap rate was above this level; as such, the associated policy limit was in effect. At December 31, 2020, the threshold was 2.50 percent and the 10-year swap rate was below this level; as such, the associated policy limit was suspended.

The following tables show our base case and change from base case MVE in percent change, MVE policy limits, and MVCS, assuming instantaneous non-parallel changes in interest rates at December 31, 2021 and 2020:

	MVE Assuming Non-Parallel Changes (dollars in millions)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2021	$5,831	$5,899	$5,972	$6,022	$6,043	$6,041	$5,999
2020	$5,813	$5,726	$5,756	$5,802	$5,837	$5,833	$5,759

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2021	(3.2)%	(2.0)%	(0.8)%	—%	0.4%	0.3%	(0.4)%
2020	0.2%	(1.3)%	(0.8)%	—%	0.6%	0.5%	(0.7)%

	Policy Limits (declines from base case)
	Down 200[1]	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2021 and 2020	(9.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(9.0)%

	MVCS Assuming Non-Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2021	$171.9	$173.9	$176.0	$177.5	$178.1	$178.0	$176.8
2020	$171.3	$168.7	$169.6	$171.0	$172.0	$171.9	$169.7

1    The down 200 basis point policy limit is suspended when the 10-year swap rate falls below a threshold for five consecutive days. At December 31, 2021, the threshold was 1.50 percent and the 10-year swap rate was above this level; as such, the associated policy limit was in effect. At December 31, 2020, the threshold was 2.50 percent and the 10-year swap rate was below this level; as such, the associated policy limit was suspended.

Our base case MVE and MVCS increased at December 31, 2021 when compared to December 31, 2020. The increase was due primarily to improved market prices, stemming from interest rate changes, and an increase in our retained earnings. During 2021, we recorded net income of $206 million and our dividend payments totaled $167 million. The earnings in excess of our dividend payments had a positive impact on MVE.

PROJECTED 24-MONTH INCOME

The projected 24-month income simulation measures our short-term earnings forecast over a two-year horizon based on forward interest rates and business assumptions. The spread between our projected return on average capital stock (ROACS) and average SOFR is used as the primary measure of our profitability.
We monitor and manage to policy limits, which, effective March 31, 2021, are based on the spread between our projected ROACS and average SOFR in parallel and non-parallel interest rate change scenarios. Prior to March 31, 2021, the policy limits were measured by the percentage change from base case spread between projected ROACS and average SOFR. Additionally, there is a limit on the decline in projected ROACS from base case ROACS for certain basis shock scenarios to limit basis risk exposure. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner.
We were in compliance with all projected 24-month income policy limits at December 31, 2020. During the first half of 2021, we breached our policy limits for certain down interest rate scenarios. As a result, we swapped certain fixed rate consolidated obligations to a floating rate to decrease our projected income risk, particularly in the down interest rate scenarios. In October 2021, our Board of Directors approved an exception to all projected income policy limits effective September 30, 2021 through February 28, 2022, due primarily to the low probability of our modeled changes in mortgage rates occurring. As such, there were no projected 24-month income policy limits in effect at December 31, 2021.

The following tables show our projected 24-month ROACS spread to average SOFR and associated policy limits, assuming instantaneous parallel shifts in interest rates at December 31, 2021 and 2020:

	Projected ROACS Spread to SOFR[1]
	Down 200	Down 100	Base Case	Up 100	Up 200
2021	4.4%	3.6%	4.2%	4.2%	4.2%
2020	(2.3)%	(1.6)%	—%	2.0%	3.4%

	Policy Limits[1,2]
	Down 200[3]	Down 100	Base Case	Up 100	Up 200
2021	2.5%	2.5%	—%	2.5%	2.5%
2020	(3.0)%	(2.0)%	—%	(2.0)%	(3.0)%
1    In 2020, our projected 24-month income and related policy limits were measured by the percentage change from base case spread between projected ROACS and average SOFR. Effective March 31, 2021, our projected 24-month income and related policy limits are measured by the spread between projected ROACS and average SOFR.
2    As previously noted, in October 2021, our Board of Directors approved an exception to all 2021 projected 24-month income policy limits through February 28, 2022.
3    The down 200 basis point policy limit is suspended when the 10-year swap rate falls below a threshold for five consecutive days. At December 31, 2020, the threshold was 2.50 percent and the 10-year swap rate was below this level; as such, the associated policy limit was suspended.

The following tables show our projected 24-month ROACS spread to average SOFR and associated policy limits, assuming instantaneous non-parallel shifts in interest rates at December 31, 2021 and 2020:

	Projected ROACS Spread to SOFR[1]
	Down 100	Base Case	Up 100
2021	3.3%	4.2%	4.5%
2020	(0.5)%	—%	0.7%

	Policy Limits[1,2]
	Down 100	Base Case	Up 100
2021	2.5%	—%	2.5%
2020	(1.5)%	—%	(1.5)%
1    In 2020, our projected 24-month income and related policy limits were measured by the percentage change from base case spread between projected ROACS and average SOFR. Effective March 31, 2021, our projected 24-month income and related policy limits are measured by the spread between projected ROACS and average SOFR.
2    As previously noted, in October 2021, our Board of Directors approved an exception to all 2021 projected 24-month income policy limits through February 28, 2022.

The following tables show our change from base projected 24-month ROACS for index specific shock scenarios and our associated policy limits at December 31, 2021 and 2020:

Projected ROACS
% Change from Base Case
2021	(1.2)%
2020	(1.4)%

Policy Limit[1]
Base Case
2021	(2.5)%
2020	(2.5)%
1    As previously noted, in October 2021, our Board of Directors approved an exception to all 2021 projected 24-month income policy limits through February 28, 2022.

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
The following table summarizes our interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, hedge accounting designation, and notional amount (dollars in millions):

			December 31,
Hedged Item / Hedging Instrument	Hedging Strategy	Hedge Accounting Designation	2021 Notional Amount	2020 Notional Amount
Advances
Pay-fixed, receive floating interest rate swap (without options)[1]	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$16,963	$14,913
		Economic	—	47
Pay-fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	1,139	1,517
		Economic	—	4
Investments
Pay-fixed, receive floating interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Fair Value	6,414	6,735
		Economic	1,109	1,565
Mortgage Loans
Mortgage loan purchase commitment	Represents a stand-alone derivative that exposes us to fair value risk due to the fixed rate purchase commitment.	Economic	115	177
Forward settlement agreement	Protects against changes in market value of fixed rate mortgage loan purchase commitments resulting from changes in interest rates.	Economic	115	169
Bonds
Receive-fixed or structured, pay floating interest rate swap (without options)	Converts the bond’s fixed or structured rate to a variable rate index.	Fair Value	30,729	10,388
Receive-fixed or structured, pay floating interest rate swap (with options)	Converts the bond’s fixed or structured rate to a variable rate index and offsets option risk in the bond.	Fair Value	2,257	—
Discount Notes
Receive-fixed, pay-float interest rate swap	Converts the discount note’s fixed rate to a variable rate index.	Economic	22,355	—
Offsetting Positions
Pay-fixed, receive-float interest rate swap and receive-fixed, pay-float interest rate swap	Represents offsetting positions on interest rate swaps.	Economic	200	200
Total			$81,396	$35,715

1    Includes the notional amount of interest rate swaps in fair value hedge relationships for forward starting advance firm commitments of $1.7 billion and $252 million at December 31, 2021 and 2020.

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
We may hedge a firm commitment for a forward-starting advance through the use of an interest-rate swap, which gets treated as a fair value hedge. We may also enter into economic derivatives in an effort to mitigate the income statement volatility that occurs when an advance or firm commitment for a forward-starting advance is recorded under the fair value option and hedge accounting is not permitted.
Investments
We primarily invest in U.S. Treasury obligations, other U.S. obligations, GSE and TVA obligations, state or local housing agency obligations, and agency MBS, and classify them as either trading, AFS, or HTM. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. We may fund investment securities with fixed rate long-term and callable consolidated obligations or utilize interest rate swaps, caps, floors, or swaptions to manage interest rate risk.
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
Mortgage Loans
We invest in fixed rate mortgage loans and certain mortgage loan purchase commitments with our PFIs that are considered derivatives. We normally hedge these commitments by selling TBA MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed-upon date for an established price. Upon expiration of the mortgage loan purchase commitment, we purchase the TBA to close the hedged position.
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

Capital Adequacy

An adequate capital position is necessary for facilitating safe and sound business operations, protecting the redemption value of our capital stock, maintaining regulatory capital ratios, and supporting our ability to pay dividends and redeem excess capital stock. To ensure capital adequacy, we maintain a targeted level of retained earnings to accomplish business imperatives and cover unexpected losses. Our key capital adequacy measures are regulatory capital and targeted retained earnings in order to maintain capital levels in accordance with Finance Agency regulations. In addition, our risk management policies require that we maintain MVCS at or above our $100 par value.

For additional information on our compliance with regulatory capital requirements as well as our targeted retained earnings, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

For additional information on MVCS, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk — Market Value of Equity.”

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

Credit Risk

    We define credit risk as the risk that a member or counterparty will fail to meet its financial obligations. Our primary credit risks arise from our ongoing lending, investing, and hedging activities. Our overall objective in managing credit risk is to operate a sound credit granting process and to maintain appropriate credit administration, measurement, and monitoring practices.

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

    At December 31, 2021 and 2020, borrowers pledged $294.3 billion and $280.5 billion of collateral (net of applicable discounts) to support activity with us, including advances. At December 31, 2021 and 2020, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

The following table shows the amount of collateral pledged to us (net of applicable discounts) (dollars in billions):

	December 31, 2021
Collateral Type	Discount Range[1]	Amount	% of Total
Single-family loans	19-36	$143.4	49
Multi-family loans	30-35	17.4	6
Other real estate	19-58	98.3	33
Securities
Cash, agency securities and residential MBS	0-27	22.5	8
Commercial MBS	15	6.5	2
Government-insured loans	7-18	2.8	1
Secured small business and agribusiness loans	25	3.4	1
Total		$294.3	100

1    Represents the discount or the range of discounts applied to the unpaid principal balance or market value of collateral pledged.

    We evaluate advances for credit losses on a quarterly basis and have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of December 31, 2021 and 2020. Refer to “Item 8. Financial Statements and Supplementary Data — Note 5 — Advances” for additional information on our collateral practices and allowance for credit losses.

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

The following table presents the unpaid principal balance of our mortgage loans by product type (dollars in millions):

	December 31,
Product Type	2021	2020
Conventional	$7,063	$7,646
Government	416	481
Total unpaid principal balance	$7,479	$8,127

We manage the credit risk on mortgage loans by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our PFIs, and (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs.

We evaluate mortgage loans for credit losses on a quarterly basis and establish an allowance for credit losses to reflect management’s estimate of expected credit losses inherent in the portfolio. At both December 31, 2021 and 2020, the allowance for credit losses on our conventional mortgage loans was $1 million. We have never experienced a credit loss on our government-insured mortgage loans. At December 31, 2021 and 2020, we determined no allowance for credit losses was necessary on our government-insured mortgage loans.

Refer to “Item 8. Financial Statements and Supplementary Data — Note 6 — Mortgage Loans Held for Portfolio” for additional information on our allowance for credit losses and the payment status of our conventional mortgage loans.

The following table presents supplemental information on our mortgage loans (dollars in millions):

	December 31,
Unpaid Principal Balance	2021	2020
Average mortgage loans outstanding during the period	$7,608	$8,961
Mortgage loans held for portfolio	7,479	8,127
Non-accrual loans	85	91
Allowance for credit losses on mortgage loans held for portfolio	(1)	(1)
Net charge-offs[1]	—	1

Ratio of net charge-offs to average mortgage loans outstanding during the period[1]	0.00%	0.01%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.01%	0.01%
Ratio of non-accrual loans to mortgage loans held for portfolio	1.14%	1.12%
Ratio of allowance for credit losses to non-accrual loans	1.18%	1.10%

1     Net charge-offs were less than $1 million at December 31, 2021.

The following table shows our conventional mortgage loans by FICO® score. All percentages are calculated based on unpaid principal balances as of the period end.

FICO® Score[1]	December 31, 2021
620 to < 660	6%
660 to < 700	14
700 to < 740	21
>= 740	59
Total	100%
Weighted average FICO score	745
1    Represents the lowest original FICO® score of the borrowers and co-borrowers.

The following table shows our conventional mortgage loans by loan-to-value ratio. All percentages are calculated based on unpaid principal balances as of the period end.

Loan-to-Value[1]	December 31, 2021
<= 60%	15%
> 60% to 70%	14
> 70% to 80%	53
> 80% to 90%[2]	9
> 90%[2]	9
Total	100%
Weighted average loan-to-value	74%
1    Represents the loan-to-value at origination for the related loan.

2    These conventional loans were required to have PMI at origination.

The following table shows the five largest state concentrations of our conventional mortgage loan portfolio. All percentages are calculated based on unpaid principal balances as of the period end.

December 31, 2021
Iowa	31%
Missouri	23
Minnesota	19
South Dakota	7
Oregon	4
All others	16
Total	100%

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

Finance Agency regulations limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At December 31, 2021, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

Finance Agency regulations also include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of regulatory capital and the counterparty’s overall credit rating. Under these regulations, the level of regulatory capital is determined as the lesser of our total regulatory capital or the amount of regulatory capital of the counterparty. The amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for extensions of unsecured credit, excluding overnight federal funds sold, ranges from one to 15 percent based on the counterparty’s credit rating. Our total unsecured exposure to a counterparty, including overnight federal funds sold, may not exceed twice that amount, or a total of two to 30 percent of the amount of regulatory capital, based on the counterparty’s credit rating. At December 31, 2021, we were in compliance with the regulatory limits established for unsecured credit.

Our short-term portfolio may include, but is not limited to, interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, certificates of deposit, commercial paper, and U.S. Treasury obligations. Our long-term portfolio may include, but is not limited to, U.S. Treasury obligations, other U.S. obligations, GSE and TVA obligations, state or local housing agency obligations, taxable municipal bonds, and agency MBS. We consider our long-term investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the FDIC to be of the highest credit quality and therefore those exposures are not monitored with other unsecured investments. Given the credit quality of our unsecured long-term investments, our unsecured credit risk is primarily in the short-term portfolio.

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

At December 31, 2021, our unsecured short-term investment exposure consisted of overnight interest-bearing deposits and federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile (excluding accrued interest receivable) (dollars in millions):

	December 31, 2021
	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
Domestic	$—	$415	$415
U.S. branches and agency offices of foreign commercial banks
Australia	865	—	865
Canada	—	1,725	1,725
Finland	450	—	450
Germany	500	—	500
Netherlands	—	575	575
United Kingdom	—	575	575
Total U.S. branches and agency offices of foreign commercial banks	1,815	2,875	4,690
Total unsecured short-term investment exposure	$1,815	$3,290	$5,105

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

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2021
	Credit Rating[1]
	AAA	AA	A	BBB	Total
Interest-bearing deposits	$—	$1	$415	$—	$416
Securities purchased under agreements to resell	—	11,200	1,250	—	12,450
Federal funds sold	—	1,815	2,875	—	4,690
Investment securities:
MBS
GSE single-family	—	1,037	—	—	1,037
GSE multifamily	—	7,598	—	—	7,598
U.S. obligations single-family[2]	—	2,911	—	—	2,911
Private-label residential	—	1	2	2	5
Total MBS	—	11,547	2	2	11,551
Non-MBS
U.S. Treasury obligations[2]	—	496	—	—	496
Other U.S. obligations[2]	—	1,258	—	—	1,258
GSE and TVA obligations	—	1,417	—	—	1,417
State or local housing agency obligations	493	182	—	—	675
Other[3]	422	67	—	—	489
Total non-MBS	915	3,420	—	—	4,335
Total investments	$915	$27,983	$4,542	$2	$33,442

1    Represents either the lowest credit rating available for each investment based on an NRSRO, or the guarantor credit rating, if applicable. In instances where an NRSRO rating or guarantor rating is not available for the investment, the investment is classified as unrated.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

3    Consists primarily of taxable municipal bonds.

We evaluate investments for credit losses on a quarterly basis. At December 31, 2021 and 2020, we determined no allowance for credit losses was necessary on our investments. Refer to “Item 8. Financial Statements and Supplementary Data — Note 4 — Investments” for additional information our allowance for credit losses.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	December 31, 2021
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A2	$15	$—	$—	$—
Liability positions with credit exposure
Uncleared derivatives
A2	1,837	(40)	40	—
BBB	2,129	(39)	40	1
Cleared derivatives[3]	73,777	(6)	226	220
Total derivative positions with credit exposure to non-member counterparties	77,758	(85)	306	221
Member institutions[2,4]	53	—	—	—
Total	77,811	$(85)	$306	$221
Derivative positions without credit exposure	3,585
Total notional	$81,396

1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.

2    Net credit exposure is less than $1 million.

3    Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing’s parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by Standard and Poor’s at December 31, 2021.

4    Represents mortgage loan purchase commitments with our member institutions.

Operational Risk

We define operational risk as the risk arising from inadequate or failed processes, people, and/or systems, including those emanating from external sources. All of our activities and processes generate operational risk. Management has established policies, procedures, and controls to reduce the level of operational risk. We perform annual risk assessments to identify, assess, mitigate, and report on operational risks outside of the Board’s risk appetite. Due to the manual nature of many of our processes, our operational risk exposure is closely monitored.

In response to COVID-19, throughout the first half of 2021 a number of our employees continued to work remotely, with approximately one-third of our employees voluntarily working from our headquarters two days or more a week. Beginning in late September, we adopted a hybrid working model, with most employees working from our headquarters three days or more a week. Many of our members and vendors continue to work remotely. While our operations have changed as a result of the global pandemic, we do not believe the current working arrangement creates additional operational risk. Refer to “Item 1A. Risk Factors” for additional information.

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
Models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. Changes in any models or in any of the assumptions, judgments, or estimates used in the models may cause the results generated by the model to be materially different. Our risk computations require the use of instantaneous shifts in assumptions, such as interest rates, spreads, volatilities, and prepayment speeds. These computations may differ from our actual interest rate risk exposure because they do not take into account any portfolio re-balancing and hedging actions that are required to maintain risk exposures within our policies and guidelines. We have adopted controls, procedures, and policies to monitor and manage assumptions used in these models, which are regularly validated.

Information Security Risk

We define information security risk as the risk arising from unauthorized access, use, disclosure, disruption, modification, or destruction of information or information systems. Importantly, this definition includes the confidentiality, integrity, and availability of both digital and non-digital information managed within information systems and processes.

Information security risk includes the risk that cyber incidents could result in a failure or interruption of our business operations. We have not experienced any such disruption with a material adverse impact. However, we do rely heavily on internal and third-party information systems and other technology to conduct and manage our business and any disruptions to those items could have a material adverse impact on our business operations.

In an effort to mitigate cybersecurity risk, we utilize a widely adopted industry framework to guide and benchmark the activities of our information security program in alignment with our risk appetite statement. Administrative, physical, and logical controls are in place for identifying, monitoring, and controlling system access, sensitive data, and system changes. An independent assessment of our environment relating to the framework guidance is performed periodically and presented to our Board of Directors. To further mitigate our risk, we also maintain cyber insurance coverage in an effort to reduce financial losses stemming from a security incident.

Our Board of Directors is responsible for the oversight of our information security program, establishing our information security risk appetite, and approving our information security policy. The Technology Committee of our Board delegates or directly approves Bank-wide governing policies, standards, guidelines, and procedures for IT and information security, and the Risk and Compliance Committee of our Board has oversight responsibility for information security risk. Our Chief Information Officer establishes our strategic direction and provides executive support for our information security program, and the Director of Information Security is responsible for our information security program.

In addition, we employ an information security training program that includes security training lessons and phishing exercises for all employees, mandatory staff training on cyber risks, and security testing that includes regular third-party facilitated penetration testing. Our Board of Directors is also required to complete cybersecurity training and participate in a cloud computing education session annually.

Given the importance of cybersecurity and ever-increasing sophistication of potential cyber-attacks, we will continue to invest in and strengthen our cyber-defenses.

Legal, Regulatory, and Compliance Risk

We define legal, regulatory, and compliance risk as the risk of violations of laws, rules, regulations, regulatory and supervisory guidance, and internal enterprise governing documents. Our legal and compliance departments are responsible for coordinating with various business units in connection with the identification, evaluation, and mitigation of our legal, regulatory, and compliance risks. We manage compliance risk by the development of, and adherence to, appropriate policies, procedures and controls.

Diversity, Equity, and Inclusion Risk

We define DEI risk as the risk of not achieving the key objectives in our DEI Plan. We actively monitor progress against the goals established. Our Board of Directors actively oversees management’s efforts and remains steadfast in its commitment to further developing our DEI program. The DEI Office maintains collaborative lines of communication with our Board of Directors, executive team, business units, and the compliance risk and internal audit departments in an effort to ensure the appropriate level of risk is maintained.

Strategic Risk

We define strategic risk as the risk arising from adverse strategic business decisions, poor implementation and/or execution of strategic plans, or a lack of responsiveness to changes in the industry and operating environment. We consider legislative and reputational risks to be components of strategic risk. From time to time, proposals are made, or legislative and regulatory changes are considered, which could affect our cost of doing business or other aspects of our business. We mitigate strategic risk through strategic business planning and monitoring of our external and internal environment. For additional information on some of the more important risks we face, refer to “Item 1A. Risk Factors.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk” and the sections referenced therein for quantitative and qualitative disclosures about market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Des Moines

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Des Moines (the “Bank”) as of December 31, 2021 and 2020, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Derivatives and Related Hedged Items

As described in Notes 7 and 13 to the financial statements, the Bank uses derivatives to manage its exposure to interest-rate risks and to reduce funding costs, among other objectives. The total notional amount of derivatives as of December 31, 2021 was $81 billion, of which 71 percent were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2021 was $221 million and $3 million, respectively. The fair values of interest-rate derivatives and related hedged items are generally estimated using standard valuation techniques such as discounted cash flow analyses and comparisons to similar instruments. The discounted cash flow model uses market-observable inputs, such as discount rate, forward interest rate, and volatility assumptions.

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

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
March 9, 2022

We have served as the Bank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)

	December 31,
	2021	2020
ASSETS
Cash and due from banks (Note 3)	$295	$978
Interest-bearing deposits (Note 4)	416	401
Securities purchased under agreements to resell (Note 4)	12,450	4,800
Federal funds sold (Note 4)	4,690	3,695
Investment securities (Note 4)
Trading securities	1,169	4,875
Available-for-sale securities (amortized cost of $13,301 and $15,858)	13,389	15,910
Held-to-maturity securities (fair value of $1,405 and $1,921)	1,328	1,816
Total investment securities	15,886	22,601
Advances (Note 5)	44,111	46,530
Mortgage loans held for portfolio, net of allowance for credit losses of $1 and $1 (Note 6)	7,578	8,242
Accrued interest receivable	84	97
Derivative assets, net (Note 7)	221	227
Other assets, net	121	120
TOTAL ASSETS	$85,852	$87,691
LIABILITIES
Deposits (Note 8)
Interest-bearing	$1,718	$1,635
Non-interest-bearing	129	273
Total deposits	1,847	1,908
Consolidated obligations (Note 9)
Discount notes (includes $22,348 and $0 at fair value held under fair value option)	22,348	27,345
Bonds	55,205	52,254
Total consolidated obligations	77,553	79,599
Mandatorily redeemable capital stock (Note 11)	29	52
Accrued interest payable	97	145
Affordable Housing Program payable (Note 10)	131	162
Derivative liabilities, net (Note 7)	3	4
Other liabilities	354	81
TOTAL LIABILITIES	80,014	81,951
Commitments and contingencies (Note 14)
CAPITAL (Note 11)
Capital stock - Class B putable ($100 par value); 34 and 34 issued and outstanding shares	3,364	3,341
Retained earnings
Unrestricted	1,773	1,775
Restricted	617	576
Total retained earnings	2,390	2,351
Accumulated other comprehensive income (loss)	84	48
TOTAL CAPITAL	5,838	5,740
TOTAL LIABILITIES AND CAPITAL	$85,852	$87,691

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)

	For the Years Ended December 31,
	2021	2020	2019
INTEREST INCOME
Advances	$472	$950	$2,466
Interest-bearing deposits	1	1	3
Securities purchased under agreements to resell	2	33	179
Federal funds sold	7	31	161
Trading securities	34	48	29
Available-for-sale securities	101	206	506
Held-to-maturity securities	26	38	79
Mortgage loans held for portfolio	204	258	285
Total interest income	847	1,565	3,708
INTEREST EXPENSE
Consolidated obligations - Discount notes	12	172	817
Consolidated obligations - Bonds	452	915	2,289
Deposits	—	1	14
Mandatorily redeemable capital stock	2	5	12
Total interest expense	466	1,093	3,132
NET INTEREST INCOME	381	472	576
Provision (reversal) for credit losses on mortgage loans	—	1	—
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	381	471	576
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(38)	17	28
Net gains (losses) on financial instruments held at fair value	1	—	—
Net gains (losses) on derivatives	14	(48)	(35)
Gains on litigation settlements, net	—	120	—
Standby letter of credit fees	10	12	11
Other, net	17	20	16
Total other income (loss)	4	121	20
OTHER EXPENSE
Compensation and benefits	80	103	65
Contractual services	19	16	16
Professional fees	14	25	33
Other operating expenses	19	22	31
Federal Housing Finance Agency	9	10	10
Office of Finance	7	6	7
Other, net	8	7	6
Total other expense	156	189	168
NET INCOME BEFORE ASSESSMENTS	229	403	428
Affordable Housing Program assessments	23	41	44
NET INCOME	$206	$362	$384

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	For the Years Ended December 31,
	2021	2020	2019
Net income	$206	$362	$384
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	36	4	(39)
Pension and postretirement benefits	—	—	(1)
Total other comprehensive income (loss)	36	4	(40)
TOTAL COMPREHENSIVE INCOME (LOSS)	$242	$366	$344

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2018	54	$5,414	$1,623	$427	$2,050	$84	$7,548
Comprehensive income (loss)	—	—	307	77	384	(40)	344
Proceeds from issuance of capital stock	72	7,205	—	—	—	—	7,205
Repurchases/redemptions of capital stock	(81)	(8,091)	—	—	—	—	(8,091)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(11)	—	—	—	—	(11)
Cash dividends on capital stock	—	—	(269)	—	(269)	—	(269)
BALANCE, DECEMBER 31, 2019	45	$4,517	$1,661	$504	$2,165	$44	$6,726
Adjustment for cumulative effect of accounting change	—	—	1	—	1	—	1
Comprehensive income (loss)	—	—	290	72	362	4	366
Proceeds from issuance of capital stock	34	3,376	—	—	—	—	3,376
Repurchases/redemptions of capital stock	(45)	(4,545)	—	—	—	—	(4,545)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(7)	—	—	—	—	(7)
Partial recovery of prior capital distribution to Financing Corporation	—	—	26	—	26	—	26
Cash dividends on capital stock	—	—	(203)	—	(203)	—	(203)
BALANCE, DECEMBER 31, 2020	34	$3,341	$1,775	$576	$2,351	$48	$5,740
Comprehensive income (loss)	—	—	165	41	206	36	242
Proceeds from issuance of capital stock	28	2,763	—	—	—	—	2,763
Repurchases/redemptions of capital stock	(27)	(2,659)	—	—	—	—	(2,659)
Net shares reclassified (to) from mandatorily redeemable capital stock	(1)	(81)	—	—	—	—	(81)
Cash dividends on capital stock	—	—	(167)	—	(167)	—	(167)
BALANCE, DECEMBER 31, 2021	34	$3,364	$1,773	$617	$2,390	$84	$5,838

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)

	For the Years Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income	$206	$362	$384
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization/(accretion)	58	19	(55)
Net (gains) losses on trading securities	38	(17)	(28)
Net (gains) losses on financial instruments held at fair value	(1)	—	—
Net change in derivatives and hedging activities	360	(251)	(32)
Other adjustments, net	17	8	4
Net change in:
Accrued interest receivable	(7)	45	(22)
Other assets	(7)	(4)	(12)
Accrued interest payable	(48)	(107)	(15)
Other liabilities	(29)	4	9
Total adjustments	381	(303)	(151)
Net cash provided by (used in) operating activities	587	59	233
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	149	(643)	(143)
Securities purchased under agreements to resell	(7,650)	9,150	(9,250)
Federal funds sold	(995)	910	(455)
Trading securities
Proceeds from sales	—	3,449	—
Proceeds from maturities and paydowns	4,766	1,759	55
Purchases	(1,098)	(9,178)	—
Available-for-sale securities
Proceeds from maturities and paydowns	2,693	2,423	2,668
Purchases	(115)	(1,437)	—
Held-to-maturity securities
Proceeds from maturities and paydowns	478	539	611
Advances
Repaid	138,435	180,921	290,808
Originated	(136,486)	(146,824)	(264,580)
Mortgage loans held for portfolio
Principal collected	2,506	3,345	1,555
Purchased	(1,885)	(2,295)	(3,074)
Other investing activities, net	(2)	(6)	(6)
Net cash provided by (used in) investing activities	796	42,113	18,189

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)

	For the Years Ended December 31,
	2021	2020	2019
FINANCING ACTIVITIES
Net change in:
Deposits	(48)	803	5
Borrowings from other FHLBanks	—	—	(500)
Net proceeds from issuance of consolidated obligations
Discount notes	325,463	178,910	121,189
Bonds	65,424	42,545	66,684
Payments for maturing and retiring consolidated obligations
Discount notes	(330,458)	(181,023)	(134,448)
Bonds	(62,280)	(81,951)	(69,227)
Proceeds from issuance of capital stock	2,763	3,376	7,205
Proceeds from issuance of mandatorily redeemable capital stock	—	18	1
Payments for repurchases/redemptions of capital stock	(2,659)	(4,545)	(8,091)
Payments for repurchases/redemptions of mandatorily redeemable capital stock	(104)	(179)	(61)
Partial recovery of prior capital distribution to Financing Corporation	—	26	—
Cash dividends paid	(167)	(203)	(269)
Net cash provided by (used in) financing activities	(2,066)	(42,223)	(17,512)
Net increase (decrease) in cash and due from banks	(683)	(51)	910
Cash and due from banks at beginning of the period	978	1,029	119
Cash and due from banks at end of the period	$295	$978	$1,029

SUPPLEMENTAL DISCLOSURES
Cash transactions:
Interest paid	$528	$1,307	$3,245
Affordable Housing Program payments	54	36	40
Non-cash transactions:
Capitalized interest on reverse mortgage investment securities	20	51	122
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	81	7	11
Traded but not settled investment security purchases	291	18	—

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
Reclassifications
Certain amounts in the Bank’s 2020 and 2019 financial statements and footnotes have been reclassified to conform to the presentation as of December 31, 2021. These amounts were not deemed to be material.

SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these estimates include those used in conjunction with fair value estimates and derivatives and hedging activities. Actual results could significantly differ from these estimates.
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

The net exposure for these financial instruments can change on a daily basis and, therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the requirements for netting, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these agreements is provided in “Note 7 — Derivatives and Hedging Activities.”

At December 31, 2021 and 2020, the Bank had $12 billion and $5 billion in securities purchased under agreements to resell. There were no offsetting liabilities related to these securities at December 31, 2021 and 2020.

Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold
The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold. Interest-bearing deposits include deposits held with banks or counterparties that do not meet the definition of a security. The Bank treats securities purchased under agreements to resell as short-term collateralized loans. Federal funds sold consist of short-term, unsecured loans generally transacted by counterparties that are considered investment quality by the Bank. All of these investments provide short-term liquidity and are carried at amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition.
These investments are evaluated quarterly for expected credit losses. If applicable, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The Bank uses the collateral maintenance provision practical expedient for securities purchased under agreements to resell. Consequently, a credit loss would be recognized if there is a collateral shortfall which the Bank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Prior to January 1, 2020, securities purchased under agreements to resell were evaluated for impairment if there was a collateral shortfall which the Bank did not believe the counterparty would replenish in accordance with the contractual terms. See “Note 4 — Investments” for details on the allowance methodologies relating to these investments.

Debt Securities
The Bank classifies investment securities as trading, available-for-sale (AFS), or held-to-maturity (HTM) at the date of acquisition. Purchases and sales of investment securities are recorded on a trade date basis. The Bank records interest on investment securities to interest income as earned. The Bank generally amortizes/accretes premiums and discounts on AFS and HTM investment securities to income using the contractual level-yield method (level-yield method). In addition, the Bank uses this method to amortize/accrete fair value hedging adjustments. The level-yield method recognizes the income effects of these adjustments over the contractual life of the securities based on the actual behavior of the underlying assets, including adjustments for actual prepayment activities, and reflects the contractual terms of the securities without regard to changes in estimated prepayments based on assumptions about future borrower behavior. For callable AFS and HTM non-mortgage-backed securities (MBS) purchased at a premium, the Bank amortizes the premium to the next contractual call date. The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income (loss).
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

The Bank evaluates its individual AFS securities for impairment quarterly by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, the Bank considers whether there would be a shortfall in receiving all cash flows contractually due. When a shortfall is considered possible, the Bank compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately, if applicable.
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
The Bank evaluates its HTM securities for impairment quarterly on a collective, or pooled, basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately, if applicable. If management intends to sell an impaired security classified as HTM, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in other income (loss). Prior to January 1, 2020, the Bank evaluated its individual HTM securities in an unrealized loss position for OTTI on a quarterly basis.
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

Prepayment Fees. The Bank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity. For advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of the hedged item fair value hedging adjustments, if applicable, in advance interest income on the Statements of Income.

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

When a new advance qualifies as a modification of an existing advance, any prepayment fee, net of the hedged item fair value hedging adjustments, as well as any outstanding premiums, discounts, or other adjustments on the prepaid advance, are deferred, recorded in the basis of the modified advance, and amortized over the contractual life of the modified advance using a level-yield methodology to advance interest income.

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
The Bank measures expected credit losses on mortgage loans on a collective basis, pooling loans with similar risk characteristics. If a mortgage loan no longer shares risk characteristics with other loans, it is removed from the pool and evaluated for expected credit losses on an individual basis. When developing the allowance for credit losses, the Bank measures the estimated loss over the remaining life of a mortgage loan, which also considers how the Bank’s credit enhancements mitigate credit losses. The Bank includes estimates of expected recoveries within the allowance for credit losses. The allowance excludes uncollectible accrued interest receivable, as the Bank writes off accrued interest receivable by reversing interest income if a mortgage loan is placed on non-accrual status. The Bank does not purchase mortgage loans with credit deterioration at the time of purchase.

Prior to January 1, 2020, the Bank recorded an allowance for credit losses on conventional mortgage loans if it was probable an impairment had occurred as of the balance sheet date and the amount of loss could be reasonably estimated. See “Note 6 — Mortgage Loans” for details on the allowance methodology relating to mortgage loans.

Past Due and Non-Accrual Loans. A mortgage loan is considered past due if the borrower has failed to make contractual principal and/or interest payments for a period of 30 days or more. The Bank places a conventional mortgage loan on non-accrual status if it is determined that either the collection of interest or principal is doubtful or interest or principal is 90 days or more past due. The Bank does not place a government-insured mortgage loan on non-accrual status due to the U.S. Government guarantee or insurance on the loan and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. For those mortgage loans placed on non-accrual status, accrued but uncollected interest is reversed against interest income and cash payments received are recorded as a reduction of principal. In addition, premiums, discounts, and basis adjustments from mortgage loan purchase commitments are not amortized while a loan is on non-accrual status. A loan on non-accrual status may be restored to accrual status when none of its contractual principal and interest is due and unpaid and the Bank expects repayment of the remaining contractual principal and interest.

Troubled Debt Restructurings. The Bank considers a troubled debt restructuring (TDR) to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been considered otherwise. The Bank’s TDRs generally include loans granted under its loan modification plans and loans discharged under Chapter 7 bankruptcy that have not been reaffirmed by the borrower. The Bank does not consider government-insured mortgage loans to be TDRs due to the U.S. Government guarantee or insurance on the loan and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. The Bank places all TDRs on non-accrual status at the time of modification; however, TDRs may be subsequently restored to accrual status if they meet the criteria noted in the non-accrual section above.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law. Section 4013 of the CARES Act provided optional, temporary relief from the accounting and reporting requirements for TDRs for certain loan modifications for which borrowers were adversely affected by the coronavirus pandemic (COVID-19). In the second quarter of 2020, the Bank elected to apply the TDR relief provided by the CARES Act to its conventional mortgage loan portfolio. As such, all COVID-19 modifications meeting the provisions of the CARES Act were excluded from TDR classification and accounting. COVID-19 modifications not meeting the provisions of the CARES Act continue to be assessed for TDR classification. See “Note 6 — Mortgage Loans Held for Portfolio” for additional details.

Individually Evaluated Loans. The Bank individually evaluates all collateral-dependent loans for expected credit losses. Collateral-dependent loans are loans in which repayment is expected to be provided solely by the sale of the underlying collateral. The Bank’s collateral-dependent loans include loans in process of foreclosure, loans 180 days or more past due, bankruptcy loans 60 days or more past due, and TDRs on non-accrual status. The Bank measures these individually evaluated loans for expected credit loss based on the estimated fair value of the underlying property, less estimated selling costs and expected proceeds from primary mortgage insurance (PMI). All collateral-dependent loans are initially placed on non-accrual status; however, they may be subsequently restored to accrual status if they meet the criteria noted in the non-accrual section above.

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
Derivative Designations. Derivative instruments are designated by the Bank as:
•a fair value hedge of an associated financial instrument or firm commitment (fair value hedge); or
•an economic hedge to manage certain defined risks on the Bank’s Statements of Condition (economic hedge). These hedges are primarily used to: (i) manage mismatches between the coupon features of the Bank’s assets and liabilities, (ii) offset prepayment risk in certain assets, (iii) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted by accounting guidance, or (iv) reduce exposure to interest reset risk.
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
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability (or firm commitment) that are attributable to the hedged risk, are recorded in net interest income in the same line as the earnings effect of the hedged item.
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
•Short-cut hedge accounting. Transactions that meet certain criteria qualify for short-cut hedge accounting in which an assumption can be made that the change in fair value of a hedged item due to changes in the hedged risk, exactly offsets the change in fair value of the related derivative. Under the short-cut method, the entire change in fair value of the interest rate swap is considered to be highly effective at achieving offsetting changes in fair value of the hedged asset or liability. If documented at the time of hedge designation, a derivative relationship no longer qualifying for short-cut hedge accounting can fall back to the long-haul accounting method.

Derivatives are typically executed at the same time as the hedged item, and the Bank designates the hedged item in a fair value hedging relationship at the trade date. In many hedging relationships, the Bank may designate the fair value hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

Accounting for Economic Hedges. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for fair value hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. Changes in the fair value of derivatives that are designated as economic hedges are recorded in other income (loss) as “Net gains (losses) on derivatives” with no offsetting fair value adjustments for the underlying assets, liabilities, or firm commitments, unless changes in the fair value of the those items are normally marked to fair value through earnings (e.g., trading securities and fair value option instruments).
Accrued Interest Receivables and Payables. The net settlements of interest receivables and payables related to derivatives designated as fair value hedges are recognized as adjustments to the interest income or interest expense of the designated hedged item. The net settlements of interest receivables and payables related to derivatives designated as economic hedges are recognized in other income (loss) as “Net gains (losses) on derivatives.”
Discontinuance of Hedge Accounting. The Bank discontinues fair value hedge accounting prospectively when either (i) it determines that the derivative is no longer highly effective in offsetting changes in the fair value of a hedged item due to changes in the benchmark interest rate, (ii) the derivative and/or the hedged item expires or is sold, terminated, or exercised, or (iii) management determines that designating the derivative as a hedging instrument is no longer appropriate.
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
At December 31, 2021 and 2020, premises, software, and equipment totaled $59 million and $64 million, which was net of accumulated depreciation and amortization of $36 million and $44 million. For the years ended December 31, 2021, 2020, and 2019, depreciation and amortization expense for premises, software, and equipment was $7 million, $8 million, and $14 million.

Consolidated Obligations
The Bank reports consolidated obligations at amortized cost, which is net of premiums, discounts, concessions, and fair value hedging adjustments unless the Bank has elected the fair value option, in which case the consolidated obligations are carried at fair value. The Bank records interest on consolidated obligations bonds to interest expense as incurred. The Bank amortizes/accretes premiums, discounts, concessions, and fair value hedging adjustments on consolidated obligations to expense using the level-yield method over the contractual life of the consolidated obligations.

Concessions. The Bank pays concessions to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of the concession to each FHLBank, based upon the percentage of the debt issued that is attributed to that FHLBank. Concessions paid on consolidated obligations designated under the fair value option are expensed as incurred and recorded in other expense. Concessions paid on consolidated obligations not designated under the fair value option are deferred and amortized over the contractual life of the consolidated obligations using the level-yield method. Unamortized concessions are included as a direct deduction from the carrying amount of “Consolidated obligation discount notes” or “Consolidated obligation bonds” on the Statements of Condition and the amortization of those concessions is included in consolidated obligation interest expense.
Off-Balance Sheet Credit Exposures

The Bank evaluates its off-balance sheet credit exposures on a quarterly basis for expected credit losses. If deemed necessary, an allowance for expected credit losses on these off-balance sheet exposures is recorded in other liabilities, with a corresponding adjustment to the provision (reversal) for credit losses. Prior to January 1, 2020, the Bank recorded an allowance for credit losses on its off-balance sheet credit exposures if it was probable an impairment had occurred as of the balance sheet date and the amount of loss could be reasonably estimated. See “Note 14 — Commitments and Contingencies” for additional information.

Mandatorily Redeemable Capital Stock
The Bank reclassifies capital stock subject to redemption from equity to a liability (mandatorily redeemable capital stock or MRCS) at the time shares meet the definition of a mandatorily redeemable financial instrument. This occurs after a member provides written notice of redemption, gives notice of intention to withdraw from membership, becomes ineligible for continuing membership, or attains non-member status by merger or consolidation, charter termination, or other involuntary termination from membership. Shares meeting this definition are reclassified to a liability at fair value. Dividends on MRCS are classified as interest expense on the Statements of Income. The repurchase or redemption of MRCS is transacted at par value and is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows. If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify MRCS from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.
Restricted Retained Earnings
The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the FHLBanks over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of its average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition.

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

The Bank records legal expenses related to litigation settlements as incurred in other expense on the Statements of Income, with the exception of certain legal expenses related to litigation settlement awards that are contingent-based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent-based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement through other income (loss) on the Statements of Income.
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
Affordable Housing Program Assessments
The FHLBank Act requires each FHLBank to establish and fund an Affordable Housing Program (AHP), which provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, or moderate-income households. Annually, each FHLBank must set aside for the AHP the greater of 10 percent of its annual income subject to assessment, or its prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million per year. For purposes of the AHP assessment, income subject to assessment is defined as net income before assessments, plus interest expense related to MRCS. The Bank accrues this expense monthly based on its income subject to assessment. In addition to the required AHP assessment, the Bank’s Board of Directors may elect to make voluntary contributions to the AHP. The Bank reduces its AHP liability as program funds are distributed.

Note 2 — Recently Adopted and Issued Accounting Guidance

Reference Rate Reform (ASU 2020-04)

On March 12, 2020, the Financial Accounting Standards Board (FASB) issued temporary guidance to ease the potential burden in accounting for reference rate reform related to the transition from LIBOR. The guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform, if certain criteria are met. These transactions include contract modifications, hedging relationships, and the sale/transfer of HTM debt securities. This guidance became effective immediately and the Bank may elect to apply the amendments through December 31, 2022. The Bank continues to evaluate the impact of the guidance and anticipates electing the applicable optional expedients as reference rate activities occur. The effect of this guidance and these activities on the Bank’s financial condition, results of operations, and cash flows depends on the nature of the transactions and market conditions at the time any election is made.

Note 3 — Cash and Due from Banks

    Cash and due from banks includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from the Federal Reserve Bank.
COMPENSATING BALANCES
The Bank maintains collected cash balances with commercial banks in return for certain services. These arrangements contain no legal restrictions on the withdrawal of funds. Average collected cash balances were $43 million and $210 million for the years ended December 31, 2021 and 2020.

Note 4 — Investments

The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, and makes other investments in debt securities, which are classified as either trading, AFS, or HTM.

INTEREST-BEARING DEPOSITS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND FEDERAL FUNDS SOLD

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO). At December 31, 2021 and 2020, none of these investments were with counterparties rated below triple-B; however, as of December 31, 2020, approximately 21 percent were secured securities purchased under agreements to resell with unrated counterparties. At December 31, 2021, the Bank held no unrated investments. These NRSRO ratings may differ from any internal ratings of the investments by the Bank.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At December 31, 2021 and 2020, no allowance for credit losses was recorded for interest-bearing deposits and federal funds sold, as all assets were repaid or expected to be repaid according to their contractual terms. The carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of less than $1 million at both December 31, 2021 and 2020.

Securities purchased under agreements to resell are secured, short-term, and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at December 31, 2021 and 2020. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of less than $1 million at both December 31, 2021 and 2020.

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

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	December 31,
	2021	2020
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$496	$4,069
Other U.S. obligations[1]	102	114
GSE and Tennessee Valley Authority obligations	60	64
Other[2]	201	246
Total non-mortgage-backed securities	859	4,493
Mortgage-backed securities
GSE multifamily	310	382
Total fair value	$1,169	$4,875

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

2    Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

The following table summarizes the components of “Net gains (losses) on trading securities” as presented on the Statements of Income (dollars in millions):

	For the Years Ended December 31,
	2021	2020	2019
Net unrealized gains (losses) on trading securities held at period-end	$(28)	$17	$28
Net gains (losses) on trading securities sold/matured during the period	(10)	—	—
Net gains (losses) on trading securities	$(38)	$17	$28

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	December 31, 2021
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$1,152	$5	$(1)	$1,156
GSE and Tennessee Valley Authority obligations	953	30	—	983
State or local housing agency obligations	492	—	(4)	488
Other[3]	277	11	—	288
Total non-mortgage-backed securities	2,874	46	(5)	2,915
Mortgage-backed securities
U.S. obligations single-family[2]	2,890	19	—	2,909
GSE single-family	273	4	—	277
GSE multifamily	7,264	42	(18)	7,288
Total mortgage-backed securities	10,427	65	(18)	10,474
Total	$13,301	$111	$(23)	$13,389

	December 31, 2020
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$1,670	$4	$(2)	$1,672
GSE and Tennessee Valley Authority obligations	1,000	22	—	1,022
State or local housing agency obligations	712	—	(19)	693
Other[3]	290	12	—	302
Total non-mortgage-backed securities	3,672	38	(21)	3,689
Mortgage-backed securities
U.S. obligations single-family[2]	3,527	18	(1)	3,544
GSE single-family	442	4	—	446
GSE multifamily	8,217	47	(33)	8,231
Total mortgage-backed securities	12,186	69	(34)	12,221
Total	$15,858	$107	$(55)	$15,910

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $28 million and $31 million at December 31, 2021 and 2020.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

3    Consists primarily of taxable municipal bonds.

Unrealized Losses

The following tables summarize AFS securities with unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$80	$—	$115	$(1)	$195	$(1)
GSE and Tennessee Valley Authority obligations	355	—	—	—	355	—
State or local housing agency obligations	—	—	451	(4)	451	(4)
Total non-mortgage-backed securities	435	—	566	(5)	1,001	(5)
Mortgage-backed securities
U.S. obligations single-family[1]	89	—	87	—	176	—
GSE single-family	2	—	—	—	2	—
GSE multifamily	1,831	(3)	2,917	(15)	4,748	(18)
Total mortgage-backed securities	1,922	(3)	3,004	(15)	4,926	(18)
Total	$2,357	$(3)	$3,570	$(20)	$5,927	$(23)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$348	$—	$698	$(2)	$1,046	$(2)
State or local housing agency obligations	336	(15)	288	(4)	624	(19)
Total non-mortgage-backed securities	684	(15)	986	(6)	1,670	(21)
Mortgage-backed securities
U.S. obligations single-family[1]	—	—	593	(1)	593	(1)
GSE single-family	—	—	14	—	14	—
GSE multifamily	662	(8)	3,561	(25)	4,223	(33)
Total mortgage-backed securities	662	(8)	4,168	(26)	4,830	(34)
Total	$1,346	$(23)	$5,154	$(32)	$6,500	$(55)

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31, 2021		December 31, 2020
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$422	$422	$4	$4
Due after one year through five years	1,538	1,548	2,430	2,438
Due after five years through ten years	348	356	494	498
Due after ten years	566	589	744	749
Total non-mortgage-backed securities	2,874	2,915	3,672	3,689
Mortgage-backed securities	10,427	10,474	12,186	12,221
Total	$13,301	$13,389	$15,858	$15,910

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	December 31, 2021
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$374	$71	$—	$445
State or local housing agency obligations	187	1	(1)	187
Total non-mortgage-backed securities	561	72	(1)	632
Mortgage-backed securities
U.S. obligations single-family[2]	2	—	—	2
GSE single-family	760	6	—	766
Private-label	5	—	—	5
Total mortgage-backed securities	767	6	—	773
Total	$1,328	$78	$(1)	$1,405

	December 31, 2020
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$379	$97	$—	$476
State or local housing agency obligations	203	2	(1)	204
Total non-mortgage-backed securities	582	99	(1)	680
Mortgage-backed securities
U.S. obligations single-family[2]	3	—	—	3
GSE single-family	1,225	9	(2)	1,232
Private-label	6	—	—	6
Total mortgage-backed securities	1,234	9	(2)	1,241
Total	$1,816	$108	$(3)	$1,921

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $5 million at both December 31, 2021 and 2020.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31, 2021		December 31, 2020
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after one year through five years	$257	$287	$252	$297
Due after five years through ten years	196	204	198	203
Due after ten years	108	141	132	180
Total non-mortgage-backed securities	561	632	582	680
Mortgage-backed securities	767	773	1,234	1,241
Total	$1,328	$1,405	$1,816	$1,921

ALLOWANCE FOR CREDIT LOSSES ON AFS AND HTM SECURITIES

The Bank evaluates AFS and HTM investment securities for credit losses on a quarterly basis. The Bank’s AFS and HTM securities may include, but are not limited to, certificates of deposit, commercial paper, U.S. obligations, GSE and Tennessee Valley Authority (TVA) obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. The Bank only purchases securities considered investment quality. At both December 31, 2021 and 2020, over 99 percent of the Bank’s AFS and HTM securities, based on amortized cost, were rated single-A or above by an NRSRO, based on the lowest long-term credit rating for each security. These NRSRO ratings may differ from any internal ratings of the securities by the Bank.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). At December 31, 2021 and 2020, certain AFS securities held by the Bank were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. In addition, substantially all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these AFS securities at December 31, 2021 and 2020.

The Bank evaluates its HTM securities for impairment on a collective, or pooled, basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. At December 31, 2021 and 2020, the Bank had no allowance for credit losses recorded on its HTM securities because the securities: (i) were all highly-rated, (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of U.S. obligations and GSE and TVA obligations, carry an implicit or explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Note 5 — Advances

The Bank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics, and optionality. Fixed rate advances generally have maturities ranging from overnight to 30 years. Variable rate advances generally have maturities ranging from one month to five years, where the interest rates reset periodically to a specified interest rate index such as the Secured Overnight Financing Rate (SOFR) or to consolidated obligation yields.

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	December 31, 2021		December 31, 2020
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$—	—%	$3	1.29%
Due in one year or less	12,441	1.18	12,499	1.16
Due after one year through two years	7,415	1.72	8,265	1.69
Due after two years through three years	9,956	1.04	10,550	1.42
Due after three years through four years	4,939	0.94	7,011	1.38
Due after four years through five years	6,275	0.95	4,106	1.12
Thereafter	3,113	2.07	3,654	2.10
Total par value	44,139	1.24%	46,088	1.42%
Premiums	14		18
Discounts	(2)		(3)
Fair value hedging adjustments	(40)		427
Total	$44,111		$46,530

1    Excludes accrued interest receivable of $13 million at both December 31, 2021 and 2020.

The following table summarizes advances by year of redemption term or next call date for callable advances, and by year of redemption term or next put date for putable advances (dollars in millions):

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Overdrawn demand deposit accounts	$—	$3	$—	$3
Due in one year or less	24,690	23,622	13,270	13,486
Due after one year through two years	6,253	6,276	7,429	8,319
Due after two years through three years	4,429	6,436	9,173	10,464
Due after three years through four years	2,357	4,053	4,889	6,116
Due after four years through five years	3,273	2,169	6,276	4,057
Thereafter	3,137	3,529	3,102	3,643
Total par value	$44,139	$46,088	$44,139	$46,088

The Bank offers advances to members and eligible housing associates that may be prepaid on predetermined dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2021 and 2020, the Bank had callable advances outstanding totaling $13.4 billion and $11.7 billion.

The Bank also holds putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise date. Generally these put options are exercised when interest rates increase relative to contractual rates. At December 31, 2021 and 2020, the Bank had putable advances outstanding totaling $1.1 billion and $1.4 billion.

PREPAYMENT FEES

The Bank generally charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. For certain advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of the hedged item fair value hedging adjustments, if applicable, in advance interest income on the Statements of Income. The Bank recorded net prepayment fees on advances of $47 million, $75 million, and $9 million for the years ended December 31, 2021, 2020, and 2019.

ADVANCE CONCENTRATIONS

The Bank’s advances are primarily concentrated in commercial banks and insurance companies. At December 31, 2021 and 2020, the Bank did not have any members who individually held 10 percent or more of the Bank’s advances.

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its advances. At December 31, 2021 and 2020, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, as applicable, in excess of its outstanding advances.

At December 31, 2021 and 2020, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. The Bank considers its advances past due for financial reporting purposes if a default of contractual principal or interest exists for a period of 30 days or more. In addition, there were no TDRs related to advances during the years ended December 31, 2021 and 2020.

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

The Bank has never experienced a credit loss on its advances. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on its advances as of December 31, 2021 and 2020.

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

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	December 31,
	2021	2020
Fixed rate, long-term single-family mortgage loans	$6,307	$6,945
Fixed rate, medium-term[1] single-family mortgage loans	1,172	1,182
Total unpaid principal balance	7,479	8,127
Premiums	96	107
Discounts	(2)	(3)
Basis adjustments from mortgage loan purchase commitments	6	12
Total mortgage loans held for portfolio[2]	$7,579	$8,243
Allowance for credit losses	(1)	(1)
Total mortgage loans held for portfolio, net	$7,578	$8,242

1    Medium-term is defined as a term of 15 years or less.

2    Excludes accrued interest receivable of $34 million and $40 million at December 31, 2021 and 2020.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	December 31,
	2021	2020
Conventional mortgage loans	$7,063	$7,646
Government-insured mortgage loans	416	481
Total unpaid principal balance	$7,479	$8,127
PAYMENT STATUS OF MORTGAGE LOANS

Payment status is the key credit quality indicator for conventional mortgage loans and allows the Bank to monitor borrower performance. Past due loans are those where the borrower has failed to make contractual principal and/or interest payments for a period of 30 days or more. Other delinquency statistics include non-accrual loans and loans in process of foreclosure.

The following table presents the payment status for conventional mortgage loans (dollars in millions):

	December 31, 2021
	Origination Year
	Prior to 2017	2017 to 2021	Total
Past due 30 - 59 days	$19	$17	$36
Past due 60 - 89 days	5	3	8
Past due 90 - 179 days	7	2	9
Past due 180 days or more	16	3	19
Total past due mortgage loans	47	25	72
Total current mortgage loans	1,826	5,257	7,083
Total amortized cost of mortgage loans[1]	$1,873	$5,282	$7,155
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

Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for TDRs for certain loan modifications related to COVID-19. The modifications that qualify for this relief include any COVID-19 modification involving a conventional mortgage loan, including a forbearance arrangement, an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest. To be eligible under the CARES Act, the conventional loan could not have been more than 30 days past due as of December 31, 2019 with the modification occurring between March 1, 2020 and January 1, 2022.

In the second quarter of 2020, the Bank elected to apply the TDR relief provided by the CARES Act to its conventional mortgage loan portfolio. As such, all COVID-19 modifications meeting the provisions of the CARES Act have been excluded from TDR classification and accounting. The Bank had $22 million and $1 million of these modifications outstanding at December 31, 2021 and 2020. COVID-19 modifications not meeting the provisions of the CARES Act continue to be assessed for TDR classification.

The Bank’s servicers may grant a forbearance period to eligible borrowers who have requested forbearance based on COVID-19 related difficulties regardless of the status of the loan at the time of the request. The Bank continues to apply its accounting policy for past due loans and charge-offs to loans during the forbearance period. The accrual status for loans under forbearance will be driven by the past due status of the loan as the legal terms of the contractual arrangement have not been modified.

The following table presents the unpaid principal balance of conventional loans in a forbearance plan as a result of COVID-19 (dollars in millions):

	December 31,
	2021	2020
Past due 30 - 59 days	$—	$3
Past due 60 - 89 days	1	6
Past due 90 days or more and in non-accrual status	5	42
Current mortgage loans	1	2
Total unpaid principal balance[1]	$7	$53

1    These conventional loans in forbearance represent less than one percent of the Bank’s total mortgage loans held for portfolio at both December 31, 2021 and 2020.

The following tables present other delinquency statistics for mortgage loans (dollars in millions):

	December 31, 2021
Amortized Cost	Conventional	Government-Insured	Total
In process of foreclosure[1]	$4	$1	$5
Serious delinquency rate[2]	—%	3%	1%
Past due 90 days or more and still accruing interest[3]	$—	$11	$11
Non-accrual mortgage loans[4]	$86	$—	$86

	December 31, 2020
Amortized Cost	Conventional	Government- Insured	Total
In process of foreclosure[1]	$8	$1	$9
Serious delinquency rate[2]	1%	3%	1%
Past due 90 days or more and still accruing interest[3]	$—	$13	$13
Non-accrual mortgage loans[4]	$93	$—	$93

1    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.

2    Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total mortgage loans. Serious delinquency rate on conventional loans was less than one percent at December 31, 2021.

3    Represents government-insured mortgage loans that are 90 days or more past due.

4    Represents conventional mortgage loans that are 90 days or more past due or for which the collection of interest or principal is doubtful. At December 31, 2021 and 2020, $74 million and $52 million of conventional mortgage loans on non-accrual status were evaluated individually and do not have a related allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral is greater than the amortized cost of the loans.

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates mortgage loans for credit losses on a quarterly basis.

Conventional Mortgage Loans

Conventional mortgage loans are evaluated collectively when similar risk characteristics exists. Conventional loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis. The Bank determines its allowances for credit losses on conventional loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. At both December 31, 2021 and 2020, the Bank’s allowance for credit losses on conventional mortgage loans was $1 million.

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

For individually evaluated loans, the Bank uses the practical expedient for collateral-dependent assets. A mortgage loan is considered collateral-dependent when repayment is expected to be provided solely by the sale of the underlying collateral. The Bank estimates the fair value of this collateral using a property valuation model. The expected credit loss of a collateral- dependent mortgage loan is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs and expected proceeds from PMI. The Bank records a direct charge-off of the loan balance if certain triggering criteria are met. Expected recoveries of prior charge-offs are included in the allowance for credit losses.

Government-Insured Mortgage Loans

The Bank invests in government-insured fixed rate mortgage loans portfolios that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance, but in such instance, the Bank would have recourse against the servicer for such failure.

The Bank has never experienced a credit loss on its government-insured mortgage loans. At December 31, 2021 and 2020, the Bank assessed its servicers and determined there was no expectation that a servicer would fail to remit payments due until paid in full. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at December 31, 2021 and 2020. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

Note 7 — Derivatives and Hedging Activities

NATURE OF BUSINESS ACTIVITY

The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and its related funding sources. The goal of the Bank’s interest rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures which include guidelines on the amount of exposure to interest rate changes it is willing to accept.

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

TYPES OF DERIVATIVES

The Bank may use the following derivative instruments:

•Interest Rate Swaps. An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable interest rate index for the same period of time. The variable interest rate received or paid by the Bank in derivative transactions is primarily the overnight index swap (OIS) rate, based on either federal funds or SOFR.

•Options. An option is an agreement between two entities that conveys the right, but not the obligation, to engage in a future transaction on some underlying security or other financial asset at an agreed-upon price during a certain period of time or on a specific date. Premiums or swap fees paid to acquire options are considered the fair value of the option at inception of the hedge and are reported as derivative assets on the Statements of Condition.

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

•Futures/Forwards Contracts. Futures and forwards contracts give the buyer the right to buy or sell a specific type of asset at a specific time at a given price. For example, certain mortgage loan purchase commitments entered into by the Bank are considered derivatives. The Bank may hedge these commitments by selling “to-be-announced” (TBA) MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed-upon date for an established price.

TYPES OF HEDGED ITEMS

The Bank may have the following types of hedged items:

•Investment Securities. The Bank primarily invests in U.S. Treasury obligations, other U.S. obligations, GSE and TVA obligations, state or local housing agency obligations, and MBS, and classifies them as either trading, AFS, or HTM. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. To manage interest rate risk, the Bank may fund investment securities with callable consolidated obligations or utilize interest rate swaps, caps, floors, or swaptions. Derivatives held by the Bank that are associated with trading and HTM securities, if applicable, are designated as economic hedges and derivatives held by the Bank associated with AFS securities are generally designated as a fair value hedge.

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
•Firm Commitments. Certain mortgage loan purchase commitments are considered derivatives. The Bank normally hedges these commitments by selling TBA MBS for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed-upon date for an established price. The mortgage loan purchase commitment and the TBA used in the firm commitment hedging strategy are considered economic hedges. When the mortgage loan purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized over the contractual life of the mortgage loan using the level-yield method. The Bank may also hedge a firm commitment for a forward-starting advance through the use of an interest-rate swap.

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	December 31, 2021			December 31, 2020
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$57,502	$68	$136	$33,552	$46	$262
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	23,664	7	43	1,817	12	73
Forward settlement agreements (TBAs)	115	—	—	169	—	1
Mortgage loan purchase commitments	115	—	—	177	1	—
Total derivatives not designated as hedging instruments	23,894	7	43	2,163	13	74
Total derivatives before netting and collateral adjustments	$81,396	75	179	$35,715	59	336
Netting adjustments and cash collateral[1]		146	(176)		168	(332)
Total derivative assets and derivative liabilities		$221	$3		$227	$4

1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral, including accrued interest, held or placed with the same clearing agent and/or counterparty. At December 31, 2021 and 2020, cash collateral, including accrued interest, posted by the Bank was $342 million and $507 million. At December 31, 2021 and 2020, the Bank held cash collateral, including accrued interest, from clearing agents and/or counterparties of $20 million and $7 million.

The following tables summarize the net gains (losses) on qualifying and discontinued fair value hedging relationships recorded in net interest income, including the net interest settlements on derivatives, as well as total income (expense) by hedged product recorded on the Statements of Income (dollars in millions):

	For the Year Ended December 31, 2021
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$472	$101	$(452)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	246	127	(23)
Hedged items[3]	(467)	(267)	146
Net gains (losses) on fair value hedging relationships	$(221)	$(140)	$123

	For the Year Ended December 31, 2020
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$950	$206	$(915)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	(455)	(283)	261
Hedged items[3]	271	173	(150)
Net gains (losses) on fair value hedging relationships	$(184)	$(110)	$111

	For the Year Ended December 31, 2019
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$2,466	$506	$(2,289)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	(223)	(233)	188
Hedged items[3]	276	224	(357)
Net gains (losses) on fair value hedging relationships	$53	$(9)	$(169)

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

3    Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	December 31, 2021
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/liability[1]	$17,598	$6,547	$34,271
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(54)	$73	$11
Basis adjustments for discontinued hedging relationships included in amortized cost	14	—	(5)
Total amount of fair value hedging adjustments	$(40)	$73	$6

	December 31, 2020
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/liability[1]	$17,875	$7,137	$12,163
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$406	$340	$161
Basis adjustments for discontinued hedging relationships included in amortized cost	21	—	(10)
Total amount of fair value hedging adjustments	$427	$340	$151

1    Represents the portion of amortized cost designated as a hedged item in an active or discontinued fair value hedging relationship.

The following table summarizes the components of “Net gains (losses) on derivatives” as presented on the Statements of Income (dollars in millions):

	For the Years Ended December 31,
	2021	2020	2019
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$31	$(32)	$(34)
Forward settlement agreements (TBAs)	3	(13)	(5)
Mortgage loan purchase commitments	(3)	11	5
Net interest settlements	(17)	(14)	(1)
Net gains (losses) on derivatives	$14	$(48)	$(35)

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

For uncleared derivatives, the degree of credit risk is impacted by the extent to which master netting arrangements are included in the derivative contracts to mitigate the risk. The Bank requires collateral agreements on its uncleared derivatives.

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The Bank had no uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2021. As such, the Bank was not required to post collateral in the normal course of business.

For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Bank utilizes one Clearinghouse, CME Clearing, for all cleared derivative transactions. CME Clearing notifies the clearing agent of the required initial margin and daily variation margin requirements, and the clearing agent in turn notifies the Bank.

The Clearinghouse determines initial margin requirements which are considered cash collateral. Generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at December 31, 2021. Variation margin requirements with CME Clearing are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	December 31, 2021
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$74	$(73)	$—	$1
Cleared derivatives	1	219	—	220
Total	$75	$146	$—	$221
Derivative Liabilities
Uncleared derivatives	$172	$(170)	$—	$2
Cleared derivatives	7	(6)	—	1
Total	$179	$(176)	$—	$3

	December 31, 2020
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$58	$(58)	$1	$1
Cleared derivatives	—	226	—	226
Total	$58	$168	$1	$227
Derivative Liabilities
Uncleared derivatives	$328	$(324)	$—	$4
Cleared derivatives	8	(8)	—	—
Total	$336	$(332)	$—	$4

1    Represents derivative assets and derivative liabilities prior to netting adjustments and cash collateral, including accrued interest.

2     Represents mortgage loan purchase commitments not subject to enforceable netting requirements.

Note 8 — Deposits
The Bank offers demand and overnight deposits as well as short-term interest-bearing deposits to members and to qualifying non-members. Deposits classified as demand and overnight pay interest based on a daily interest rate. Short-term interest-bearing deposits pay interest based on a fixed rate determined at the issuance of the deposit.
The following table details the Bank’s interest-bearing and non-interest-bearing deposits (dollars in millions):

	December 31,
	2021	2020
Interest-bearing
Demand and overnight	$1,659	$1,586
Term	59	49
Non-interest-bearing
Demand	129	273
Total	$1,847	$1,908

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

    Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At December 31, 2021 and 2020, the total par value of outstanding consolidated obligations of the FHLBanks was $652.9 billion and $746.8 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	December 31, 2021		December 31, 2020
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$22,355	0.08%	$27,350	0.10%
Discounts and concessions[1]	(6)		(5)
Fair value option valuation adjustments	(1)		—
Total	$22,348		$27,345

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	December 31, 2021		December 31, 2020
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$38,778	0.30%	$29,224	0.88%
Due after one year through two years	3,928	2.06	9,398	1.10
Due after two years through three years	5,073	2.41	3,296	2.42
Due after three years through four years	1,010	2.11	3,548	3.00
Due after four years through five years	1,185	1.97	1,058	2.19
Thereafter	5,105	2.27	5,406	2.50
Total par value	55,079	0.87%	51,930	1.36%
Premiums	138		199
Discounts and concessions[1]	(17)		(26)
Fair value hedging adjustments	5		151
Total	$55,205		$52,254

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.
Bonds are issued with fixed or variable rate payment terms that may use a variety of indices for interest rate resets, such as SOFR. To meet the specific needs of certain investors, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features. When these consolidated bonds are issued, the Bank may enter into derivatives containing features that offset the terms and embedded options, if any, of the consolidated bond obligations.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	December 31,
	2021	2020
Non-callable or non-putable	$49,422	$48,610
Callable	5,657	3,320
Total par value	$55,079	$51,930

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

	December 31,
Year of Contractual Maturity or Next Call Date	2021	2020
Due in one year or less	$44,071	$31,749
Due after one year through two years	3,908	10,038
Due after two years through three years	3,831	3,326
Due after three years through four years	805	3,648
Due after four years through five years	753	805
Thereafter	1,711	2,364
Total par value	$55,079	$51,930

Note 10 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and fund an AHP, which provides subsidies in the form of direct grants or below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, or moderate-income households. Each FHLBank is required to contribute to its AHP the greater of 10 percent of its annual income subject to assessment, or its prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. For purposes of the AHP assessment, income subject to assessment is defined as net income before AHP assessments, plus interest expense related to MRCS. The exclusion of interest expense related to MRCS is a regulatory interpretation of the Finance Agency. The Bank accrues the AHP assessment monthly based on its income subject to assessment and reduces the AHP liability as program funds are distributed.

If the Bank experienced a net loss for a full year, it would have no obligation to the AHP for the year, because its required annual AHP contribution is limited to its annual income subject to assessment. If the aggregate 10 percent AHP calculation previously discussed was less than $100 million for the FHLBanks (i.e., a shortfall), each FHLBank would be required to contribute a prorated sum to ensure that the aggregate contribution by the FHLBanks equals $100 million. The pro-ration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the year, subject to the annual income limitation previously discussed. In addition to the required AHP assessment, the Bank’s Board of Directors may elect to make voluntary contributions to the AHP.

There was no contribution shortfall, as described above, in 2021, 2020, or 2019. If an FHLBank finds that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions under the FHLBank Act. The Bank did not make any such application in 2021, 2020, or 2019.

The following table presents a rollforward of the Bank’s AHP liability (dollars in millions):

	For the Years Ended December 31,
	2021	2020	2019
Balance, beginning of year	$162	$157	$153
Assessments	23	41	44
Disbursements	(54)	(36)	(40)
Balance, end of year	$131	$162	$157
.

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

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At both December 31, 2021 and 2020, the Bank’s excess capital stock outstanding was less than $1 million.

MANDATORILY REDEEMABLE CAPITAL STOCK

The Bank reclassifies capital stock subject to redemption from equity to a liability, which represents MRCS, at the time shares meet the definition of a mandatorily redeemable financial instrument. This occurs after a member provides written notice of intention to withdraw from membership, becomes ineligible for continuing membership, or attains non-member status by merger or consolidation, charter termination, or other involuntary termination from membership. Dividends on MRCS are classified as interest expense on the Statements of Income. The Bank recorded interest expense on MRCS of $2 million, $5 million, and $12 million for the years ended December 31, 2021, 2020, and 2019.

As a result of the final rule on membership issued by the Finance Agency effective February 19, 2016, the eligibility requirements for FHLBank members were changed, rendering captive insurance companies ineligible for FHLBank membership. On the effective date of the final rule, the Bank reclassified the total outstanding capital stock held by all of the captive insurance companies that were Bank members to MRCS. On February 19, 2021, all remaining captive insurance company members that were admitted as members prior to September 12, 2014 had their membership terminated. The Bank immediately redeemed all membership stock from these captive insurance companies; however, the remaining activity-based stock is subject to the five year redemption period.

The following table summarizes changes in MRCS (dollars in millions):

	For the Years Ended December 31,
	2021	2020	2019
Balance, beginning of period	$52	$206	$255
Capital stock reclassified to (from) MRCS, net	81	7	11
Net payments for repurchases/redemptions of MRCS	(104)	(161)	(60)
Balance, end of period	$29	$52	$206

The following table summarizes the Bank’s MRCS by year of contractual redemption (dollars in millions):

	December 31,
Year of Contractual Redemption[1]	2021	2020
Due in one year or less	$10	$—
Due after one year through two years	1	11
Due after two years through three years	—	2
Due after three years through four years	1	—
Due after four years through five years	9	—
Thereafter[2]	—	27
Past contractual redemption date due to outstanding activity with the Bank	8	12
Total	$29	$52

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

RESTRICTED RETAINED EARNINGS

The Bank entered into a JCE Agreement with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the FHLBanks over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar, equals at least one percent of its average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends. At December 31, 2021 and 2020, the Bank’s restricted retained earnings account totaled $617 million and $576 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in AOCI (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 4)	Pension and postretirement benefits (Note 12)	Total AOCI
Balance, December 31, 2018	$87	$(3)	$84
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(39)	—	(39)
Reclassification from AOCI to net income
Amortization - pension and postretirement	—	(1)	(1)
Net current period other comprehensive income (loss)	(39)	(1)	(40)
Balance, December 31, 2019	48	(4)	44
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	4	—	4
Net current period other comprehensive income (loss)	4	—	4
Balance, December 31, 2020	52	(4)	48
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	36	—	36
Net current period other comprehensive income (loss)	36	—	36
Balance, December 31, 2021	$88	$(4)	$84

REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to three regulatory capital requirements:

•Risk-based capital. The Bank must maintain at all times permanent capital greater than or equal to the sum of its credit, market, and operational risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock (including MRCS), and retained earnings can satisfy this risk-based capital requirement.

•Regulatory capital. The Bank is required to maintain a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B stock (including MRCS) and retained earnings.

•Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at December 31, 2021 and 2020.

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

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	December 31, 2021		December 31, 2020
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$585	$5,783	$704	$5,744
Regulatory capital	$3,434	$5,783	$3,508	$5,744
Leverage capital	$4,293	$8,675	$4,385	$8,616
Capital-to-assets ratio	4.00%	6.74%	4.00%	6.55%
Capital stock-to-assets ratio	2.00%	4.08%	2.00%	3.78%
Leverage ratio	5.00%	10.10%	5.00%	9.83%

CAPITAL CLASSIFICATION DETERMINATION

The Finance Agency determines each FHLBank’s capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, that FHLBank becomes subject to additional supervisory authority by the Finance Agency. Before implementing a reclassification, the Director of the Finance Agency is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response. As of the most recent notification date by the Finance Agency, the Bank was classified as adequately capitalized.

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

The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2020. The Bank’s contributions for the plan years ended June 30, 2020 and June 30, 2019 were not more than five percent of the total contributions to the Pentegra DB Plan.

The following table summarizes the net pension cost and funded status of the Pentegra DB Plan (dollars in millions):

	2021	2020	2019
Net pension cost[1]	$9	$34	$2
Pentegra DB Plan’s funded status as of July 1[2]	129.62%	108.50%	108.62%
Des Moines Bank DB Plan’s funded status as of July 1	144.35%	99.57%	102.81%
Seattle Bank DB Plan’s funded status as of July 1	139.03%	99.81%	103.62%

1    Represents the net pension cost charged to compensation and benefits expense on the Statements of Income for the years ended December 31, 2021, 2020, and 2019. During 2021 and 2020, the Bank made a $8 million and $32 million discretionary contribution to the plan.

2    The Pentegra DB Plan’s funded status is preliminary and may further increase because plan participants are permitted to make contributions through March 15 of the following year. The final funded status as of July 1, 2021 will not be available until the Form 5500 for the plan year July 1, 2021 through June 30, 2022 is filed (this Form 5500 is due to be filed no later than April 2023). The final funded status as of July 1, 2020 will not be available until the Form 5500 for the plan year July 1, 2020 through June 30, 2021 is filed (this Form 5500 is due to be filed no later than April 2022).
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

•Level 3 Inputs. Unobservable inputs for the asset or liability. Valuations are derived from techniques that use significant assumptions not observable in the market, which may include pricing models, discounted cash flow models, or similar techniques.

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. The Bank had no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2021, 2020, or 2019.

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

	December 31, 2021
		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]	Total
Assets
Cash and due from banks	$295	$295	$—	$—	$—	$295
Interest-bearing deposits	416	—	416	—	—	416
Securities purchased under agreements to resell	12,450	—	12,450	—	—	12,450
Federal funds sold	4,690	—	4,690	—	—	4,690
Trading securities	1,169	—	1,169	—	—	1,169
Available-for-sale securities	13,389	—	13,389	—	—	13,389
Held-to-maturity securities	1,328	—	1,400	5	—	1,405
Advances	44,111	—	44,397	—	—	44,397
Mortgage loans held for portfolio, net	7,578	—	7,694	81	—	7,775
Accrued interest receivable	84	—	84	—	—	84
Derivative assets, net	221	—	75	—	146	221
Other assets	44	44	—	—	—	44
Liabilities
Deposits	(1,847)	—	(1,847)	—	—	(1,847)
Consolidated obligations
Discount notes	(22,348)	—	(22,348)	—	—	(22,348)
Bonds	(55,205)	—	(55,581)	—	—	(55,581)
Total consolidated obligations	(77,553)	—	(77,929)	—	—	(77,929)
Mandatorily redeemable capital stock	(29)	(29)	—	—	—	(29)
Accrued interest payable	(97)	—	(97)	—	—	(97)
Derivative liabilities, net	(3)	—	(179)	—	176	(3)

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

As of December 31, 2021 and 2020, multiple prices were received for the majority of the Bank’s trading and AFS investment securities. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The Bank’s discounted cash flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). The Bank uses the following inputs for measuring the fair value of interest-related derivatives:

•Discount rate assumption. The Bank utilizes the federal funds OIS or SOFR OIS curve depending on the terms of the derivative agreement.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	December 31, 2021
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S. Treasury obligations	$—	$496	$—	$—	$496
Other U.S. obligations	—	102	—	—	102
GSE and TVA obligations	—	60	—	—	60
Other non-MBS	—	201	—	—	201
GSE multifamily MBS	—	310	—	—	310
Total trading securities	—	1,169	—	—	1,169
Available-for-sale securities
Other U.S. obligations	—	1,156	—	—	1,156
GSE and TVA obligations	—	983	—	—	983
State or local housing agency obligations	—	488	—	—	488
Other non-MBS	—	288	—	—	288
U.S. obligations single-family MBS	—	2,909	—	—	2,909
GSE single-family MBS	—	277	—	—	277
GSE multifamily MBS	—	7,288	—	—	7,288
Total available-for-sale securities	—	13,389	—	—	13,389
Derivative assets, net
Interest-rate related	—	75	—	146	221
Other assets	44	—	—	—	44
Total recurring assets at fair value	$44	$14,633	$—	$146	$14,823
Liabilities
Discount notes[2]	$—	$(22,348)	$—	$—	$(22,348)
Derivative liabilities, net
Interest-rate related	—	(179)	—	176	(3)
Total recurring liabilities at fair value	$—	$(22,527)	$—	$176	$(22,351)

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

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	December 31, 2020
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S Treasury obligations	$—	$4,069	$—	$—	$4,069
Other U.S. obligations	—	114	—	—	114
GSE and TVA obligations	—	64	—	—	64
Other non-MBS	—	246	—	—	246
GSE multifamily MBS	—	382	—	—	382
Total trading securities	—	4,875	—	—	4,875
Available-for-sale securities
Other U.S. obligations	—	1,672	—	—	1,672
GSE and TVA obligations	—	1,022	—	—	1,022
State or local housing agency obligations	—	693	—	—	693
Other non-MBS	—	302	—	—	302
U.S. obligations single-family MBS	—	3,544	—	—	3,544
GSE single-family MBS	—	446	—	—	446
GSE multifamily MBS	—	8,231	—	—	8,231
Total available-for-sale securities	—	15,910	—	—	15,910
Derivative assets, net
Interest-rate related	—	58	—	168	226
Mortgage loan purchase commitments	—	1	—	—	1
Total derivative assets, net	—	59	—	168	227
Other assets	39	—	—	—	39
Total recurring assets at fair value	$39	$20,844	$—	$168	$21,051
Liabilities
Derivative liabilities, net
Interest-rate related	$—	$(335)	$—	$332	$(3)
Forward settlement agreements (TBAs)	—	(1)	—	—	(1)
Total derivative liabilities, net	—	(336)	—	332	(4)
Total recurring liabilities at fair value	$—	$(336)	$—	$332	$(4)

1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

FAIR VALUE ON A NON-RECURRING BASIS

    The Bank measures certain impaired mortgage loans held for portfolio at Level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. At December 31, 2021 and 2020, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $4 million and $7 million. These fair values were as of the date the fair value adjustment was recorded during the years ended December 31, 2021 and 2020.

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

For the year ended December 31, 2021, net gains on financial instruments held at fair value (i.e., discount notes) were $1 million and the Bank determined no credit risk adjustments for nonperformance were necessary. In determining that no credit risk adjustments were necessary, the Bank considered the following factors:

•The Bank is a federally chartered GSE, and as a result of this status, the Bank’s consolidated obligations have historically received the same credit rating as the government bond credit rating of the United States, even though they are not obligations of the United States and are not guaranteed by the United States.

•The Bank is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations of the FHLBanks.

The following table summarizes the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected (dollars in millions):

	December 31, 2021
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$22,355	$22,348	$(7)

The Bank did not have any fair value option instruments outstanding as of December 31, 2020.

Note 14 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At December 31, 2021 and 2020, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was $575.5 billion and $667.5 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	December 31, 2021			December 31, 2020
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1,2]	$8,117	$42	$8,159	$9,361
Standby bond purchase agreements[2]	189	308	497	797
Commitments to purchase mortgage loans	115	—	115	177
Commitments to fund advances[2]	1,726	2	1,728	252

1    Excludes commitments to issue standby letters of credit, when applicable. At both December 31, 2021 and 2020, the Bank had no commitments to issue standby letters of credit.

2    The Bank has deemed it unnecessary to record any liability for credit losses on these agreements at December 31, 2021 and 2020.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The original terms of standby letters of credit outstanding at December 31, 2021 range from less than one month to seven years, currently no later than 2028. The carrying values of guarantees related to standby letters of credit are recorded in “Other liabilities” on the Statements of Condition and amounted to $2 million at both December 31, 2021 and 2020.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district pursuant to which, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. At December 31, 2021, the Bank had standby bond purchase agreements with seven housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2026. During the years ended December 31, 2021, 2020, and 2019, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at December 31, 2021 and 2020 is reported in “Note 7 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Commitments to Fund Advances. The Bank enters into commitments to fund additional advances up to 24 months in the future. At December 31, 2021 and 2020, the Bank had commitments to fund advances of $1.7 billion and $252 million.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a memorandum account called the first loss account (FLA). For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $163 million and $154 million at December 31, 2021 and 2020.
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
The Bank records legal expenses related to litigation settlements as incurred in other expense on the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent-based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement. During the years ended December 31, 2021 and 2019, the Bank did not recognize any gains on litigation settlements. During the year ended December 31, 2020, the Bank settled all of its remaining private-label MBS claims, as previously discussed in its 2020 Form 10-K, and recognized $120 million in net gains on litigation settlements through other income (loss).
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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	December 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Advances	$17	—	$1,526	3
Mortgage loans	119	2	154	2
Deposits	15	1	17	1
Capital stock	43	1	110	3

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including MRCS). At December 31, 2021 and 2020, the Bank did not have any stockholders owning 10 percent or more of its total capital stock outstanding.

Note 16 — Activities with Other FHLBanks

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the years ended December 31, 2021, 2020, and 2019 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2021
Chicago	$—	$301	$(301)	$—

2020
Boston	$—	$250	$(250)	$—
Pittsburgh	—	5	(5)	—
	$—	$255	$(255)	$—

2019
Atlanta	$—	$565	$(565)	$—
Indianapolis	—	550	(550)	—
Topeka	—	150	(150)	—
	$—	$1,265	$(1,265)	$—

The following table summarizes borrowing activity from other FHLBanks during the years ended December 31, 2021, 2020, and 2019 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2021
Chicago	$—	$5	$(5)	$—

2020
Pittsburgh	$—	$5	$(5)	$—

2019
Atlanta	$500	$400	$(900)	$—

For the years ended December 31, 2021, 2020, and 2019, the interest income and expense related to these transactions was immaterial.

Note 17 — Subsequent Events

Subsequent events have been evaluated from January 1, 2022, through the time of the Form 10-K filing with the Securities and Exchange Commission. No material subsequent events requiring disclosure were identified.

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the annual period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment, management determined that our internal control over financial reporting was effective as of December 31, 2021. Additionally, the effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP (PwC), our independent registered public accounting firm. Refer to “Item 8. Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm” for their audit report.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The Board of Directors is responsible for monitoring our compliance with Finance Agency regulations and establishing policies and programs that carry out our mission. The Board of Directors adopts, reviews, and oversees the implementation of policies governing our advance, mortgage loan, investment, and funding activities. Additionally, the Board of Directors adopts, reviews, and oversees the implementation of policies that are designed to manage our exposure to interest rate, liquidity, credit, operational, model, information security, legal, regulatory and compliance, DEI, and strategic risk, as well as capital adequacy.
Our Board is comprised of Member Directors elected by our member institutions on a state-by-state basis and Independent Directors elected by all of our members. Our Board includes thirteen Member Directors and nine Independent Directors, two of whom serve as public interest directors. Under the FHLBank Act, the only matters submitted to shareholders for votes are (i) the annual election of our Directors and (ii) any proposed agreement to merge with one or more FHLBanks. Finance Agency regulations generally require all of our Directors to be elected by our members. In the event of a vacancy, Finance Agency regulations require the Board of Directors to elect a director to serve the remaining term. No member of management may serve as a director of an FHLBank.
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

Information regarding our current directors and executive officers is provided in the following sections. There are no family relationships among our directors or executive officers. The table below shows membership information for our Board of Directors at February 28, 2022:

				Expiration of
				Current Term As
		Member or		Director as of	Board
Director	Age	Independent	Director Since	December 31	Committees
Ellen Z. Lamale (chair)	68	Independent	January 1, 2012	2023	a, c, h
Karl A. Bollingberg (vice chair)	59	Member	January 1, 2019	2022	a, h
Ruth B. Bennett	69	Independent	June 1, 2015	2024	a, b, i
Steven L. Bumann	68	Member	January 1, 2015	2025	b, c, h
Cleon P. Butterfield *	67	Independent	January 1, 2020	2023	b, d, h, i
Douglas L. DeFries	65	Member	January 1, 2022	2025	d, e, f,
David J. Ferries	67	Member	June 1, 2015	2022	b, i
Edward A. Garding	72	Independent	August 30, 2021	2023	b, c
Chris D. Grimm	63	Member	January 1, 2010	2023	a, e, f, h
James W. Hunt	57	Member	January 1, 2021	2024	g, h, i
Amy K. Johnson	56	Independent	January 1, 2020	2023	d, g, i
Jon M. Jones	60	Member	January 1, 2021	2024	e, f, h
Teresa J. Keegan	59	Member	January 1, 2012	2023	a, e, f
Joe R. Kesler	66	Member	March 9, 2018	2023	a, e, f
John A. Klebba	65	Member	January 1, 2018	2025	a, c, e
Wan-Chong Kung	61	Independent	January 19, 2022	2022	g, i
Russell J. Lau	69	Member	January 1, 2022	2025	b, d, i
Lauren M. MacVay	53	Member	January 1, 2018	2025	a, c, g
Elsie M. Meeks *	68	Independent	January 1, 2015	2022	a, b, d, f
Jason A. Meyerhoeffer	55	Member	June 25, 2019	2022	a, g, i
Siva G. Narendra	50	Independent	January 1, 2022	2025	c, g
Carol K. Nelson	65	Independent	January 1, 2021	2024	f, g, h

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
Ellen Z. Lamale, the Board’s chair, retired from her position as senior vice president and chief risk officer (CRO) of The Principal Financial Group (The Principal Financial Group is a registered trademark) (Principal) in March of 2011. Prior to her retirement, she served as senior vice president and CRO of Principal since 2008. Ms. Lamale held executive positions at Principal for more than 10 years, and her responsibilities during her 34-year career at Principal included risk management, financial analysis, capital management, strategic planning, and internal audit. She received a bachelor’s and master’s degree in math from Ohio University and a master’s degree in actuarial science from University of Michigan. Ms. Lamale is a Fellow of the Society of Actuaries, a member of the American Academy of Actuaries, and a Chartered Enterprise Risk Analyst. Ms. Lamale has served on several community boards, including West Des Moines Youth Soccer Club, Iowa United Soccer Club, Des Moines Symphony Second Strings, and Des Moines Public Library Foundation. Currently, she is a volunteer with the West Des Moines Youth Justice Initiative. Ms. Lamale’s involvement in and knowledge of accounting, auditing, finance, and risk management, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as chair of the Executive and Governance Committee.
Karl A. Bollingberg, the Board’s vice chair, has served as loan participation advisor of Alerus Financial in Grand Forks, North Dakota since 2018. In his position as loan participation advisor, Mr. Bollingberg is responsible for building a specialized line of business for Alerus in North Dakota and across the upper Midwest. Mr. Bollingberg previously served as director of lending from 2016 to 2018, as well as various other roles at Alerus since 1987. Mr. Bollingberg worked for U.S. Bank, N.A. from 1985 to 1987. Mr. Bollingberg is active in a number of civic organizations including board member and past chair for the Regional Economic Development Corporation, advisory board member and vice chair for the Bank of North Dakota, board member and past chair of the Regional Airport Authority, and was campaign chairperson for the Community Violence and Intervention Center Shelter Project. He earned his bachelor’s degree in agricultural economics from North Dakota State University and completed Louisiana State University School of Banking in 2000. Mr. Bollingberg’s position as an officer of a member institution and his involvement in and knowledge of banking and business development, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as the vice chair of the Executive and Governance Committee.
Ruth B. Bennett has served as principal of RB Bennett Enterprises LLC, a real estate brokerage firm and property development company in Oregon and Washington, since 2008. In her role at RB Bennett Enterprises LLC, she develops, builds, and manages affordable housing. From 1973 to 2007, she served in various capacities at the Bonneville Power Administration, a federal electrical utility in Portland, Oregon, including chief operating officer (COO) from 2003 to 2007. She is a former board member of Vancouver Affordable Housing, Pacific Northern Environmental, First Independent Bank, the regional Columbia-Willamette YMCA, and Pacific Health SW Medical Center where she was a hospital board chair for three years. Ms. Bennett was elected to the board of the Federal Home Loan Bank of Seattle (Seattle Bank) in 2014 and served on the Seattle Bank’s board until the Merger in 2015. Ms. Bennett’s experience in strategic planning, organizational and enterprise risk management, finance, and accounting, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as chair of the Audit Committee.
Steven L. Bumann has served as chief investment officer at BankWest, Inc. in Pierre, South Dakota, since January of 2022. He previously served as CFO from 1995 to 2021. Mr. Bumann has more than 30 years of banking experience and has held various leadership roles within the financial industry, including vice president and senior vice president roles at BankWest, Inc. He also earned his Certified Public Accountant (CPA) license while working for a local CPA firm and spent time working for the South Dakota Department of Legislative Audit. Mr. Bumann is currently the chairman of the board of directors of the South Dakota Bankers Association and a member of its legislative committee. Mr. Bumann’s position as an officer of a member institution and his involvement and knowledge of finance, accounting, and auditing, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Regulatory and Risk and Compliance Committees.

Cleon P. Butterfield has served as a senior vice president and CFO for the Utah Housing Corporation (UHC) since 2001. Mr. Butterfield joined UHC in 1979 and has held various leadership capacities during his tenure including treasurer, director of operations, and director of program development among others. Mr. Butterfield has served on multiple affordable housing councils and committees. He is also a former member of the State of Utah Alternative Dispute Resolution Council. Additionally, he is a guest lecturer teaching about how low-income housing tax credits and tax-exempt bond financing produce a viable solution for low-income housing needs. Mr. Butterfield’s involvement in and knowledge of affordable housing, his experience in financial management, and his leadership and management skills, as indicated by his background, support his qualifications to serve as a Public Interest Independent Director on our Board of Directors. He currently serves as vice chair of the Audit Committee and the Housing and Community Investment Committee.

Douglas L. DeFries is the president and CEO of the Bank of Utah, a position he has held since 2011. Mr DeFries also serves as president and CEO of BOU Bancorp, Inc. and has served on the board of directors of BOU Bancorp, Inc. since 2011. Mr. DeFries joined Bank of Utah in 1986 as vice president-controller and was named executive vice president and CFO in 1992. In 2005, he was elected to the board of directors of Bank of Utah. From 1984 to 1986, Mr. DeFries served as vice president-controller at American Savings and Loan Association. Mr. DeFries was a staff accountant and manager with Peat Marwick, Mitchell & Co (now KPMG LLC) from 1980 to 1984. His finance industry service includes involvement in several state and national organizations. Mr. DeFries has served on the Community Bank Council of the American Bankers Association as Utah Representative and administrative committee member from 2016 to present. Mr. DeFries is the current chairman of the Money Management Council for the Utah State Treasurer. Over the past 30 years, Mr. DeFries has had multiple appointments on the board of directors for the Utah Bankers Association including chairman in 2018 to 2019. Mr. DeFries has served on the Board of Trustees of Utah Housing Corporation from 2011 to 2016 and as chairman in 2016. Mr. DeFries was also the chairman of the American Institute of Banking from 1995 to 1996. Mr. DeFries is also actively involved in the community and volunteers on several boards and organizations. Mr. DeFries’ past contributions include serving on the board of directors of the Ogden/Weber Chamber of Commerce, United Way of Northern Utah, and the Institutional Review Board for Intermountain Healthcare (IHC). Mr. DeFries’ position as an officer of a member institution and involvement in and knowledge of finance and accounting, as indicated by his background, support his qualification to serve on our Board of Directors.

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
Edward A. Garding retired as President and CEO of First Interstate BancSystems, in Billings, MT in 2016. Mr. Garding spent more than 40 years with First Interstate BancSystems during which he held many management positions including chief credit officer, CRO, COO and corporate and government relations officer. Mr. Garding has served on several banking industry boards including serving as chairman of the Wyoming Bankers Association, Pacific Coast Banking School Board, and Montana Bankers Association. He was also a member of the Fannie Mae Western Region Advisory Board. He is currently the Interim Dean of the College of Business at Montana State University Billings, a position he held previously during the 2018-2019 fiscal year. Mr. Garding’s involvement in and knowledge of operations and financial management, as indicated by his background, support his qualifications to serve as an Independent Director on our Board of Directors.

Chris D. Grimm joined BANK, Wapello, Iowa, as its president and CEO in 2001. Prior to accepting his current role at BANK, Mr. Grimm held a number of positions unrelated to the financial services industry. Mr. Grimm’s position as an officer of a member institution and his involvement in and knowledge of financial management, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Regulatory Committee and vice chair of the Compensation Committee.
James W. Hunt has served as senior vice president and CFO of OnPoint Community Credit Union in Portland, Oregon, since May of 2009. Prior to joining OnPoint, Mr. Hunt spent eight years serving in several positions within the finance division of Washington Mutual in Seattle, most recently as a senior vice president within the treasury department. From 1987 to 2001, he held a variety of finance positions within Fleet Mortgage Group in Columbia, South Carolina. For seven years, Mr. Hunt served on the board of directors of Financial Beginnings, a non-profit financial education organization benefiting students and young adults in Oregon and Washington. He earned a BBA in Finance from Francis Marion College in South Carolina in 1987, and is a CPA in Oregon and Chartered Financial Analyst (CFA). Mr. Hunt’s position as an officer of a member institution and his involvement in and knowledge of finance and accounting, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Finance Committee.

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
Jon M. Jones has served as the president and CEO of Washington Business Bank in Olympia, Washington since 2007. Prior to joining Washington Business Bank, Mr. Jones worked for his own company, Jones Financial Strategies, as a bank consultant and commodities trader. He previously worked for Venture Bank in Olympia, Washington in various roles for 15 years. Mr. Jones started his career in finance at Peoples Bank and Trust in Waterloo, Iowa, where he worked as a credit analyst. Mr. Jones then moved on to be a commercial lending officer at Northwest Bank and Trust in Davenport, Iowa before moving to Washington in 1990. Mr. Jones is currently the chairman of the board of the Washington Bankers Association. Additionally, he is the current treasurer of the Olympia Master Builders and a past chairman of both the Thurston County Chamber of Commerce and the South Sound YMCA. Mr. Jones continues to serve on the board of the South Sound YMCA and is a member of the Olympia Roundtable. Mr. Jones is a 1984 graduate of the University of Northern Iowa with a BA in Finance and is a 1996 graduate of the Pacific Coast Banking School at the University of Washington. Mr. Jones’ position as an officer of a member institution and his involvement in and knowledge of finance, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Member Committee.
Teresa J. Keegan has served as executive vice president and CFO of Fidelity Bank in Edina, Minnesota since 2018. Ms. Keegan previously served as senior vice president and CFO since 2002. Ms. Keegan has over 30 years of financial management experience in the areas of finance, IT, human resources, audit, and compliance. Ms. Keegan previously served on the board of Habitat for Humanity of Minnesota and Minnesota Bankers Association Insurance and Services, Inc. Ms. Keegan’s position as an executive officer of a member institution and her involvement in and knowledge of finance, as indicated by her background, support her qualifications to serve on our Board of Directors. She currently serves as chair of the Compensation Committee.
Joe R. Kesler has served as a director of First Montana Bank in Missoula, Montana, and its holding company, First National Bancorp, Inc., since 2005. Mr. Kesler served as the president and CEO of First Montana Bank from 2005 to February 2018 and has over 40 years of experience in the banking industry. Mr. Kesler has served in various community leadership roles, including president of the Chamber of Commerce, director of a small business incubator, director of business development corporations, director of state banking trade associations, member of service clubs such as Rotary, and leader or director for community nonprofits like symphony boards and churches. Mr. Kesler’s position as a director of a member institution and his involvement in and knowledge of finance and accounting, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Member Committee.
John A. Klebba has been the CEO and chairman of the board of Legends Bank in Linn, Missouri, and its holding company, Linn Holding Company, since April 2018. He previously served as the president, CEO, and chairman of the board of Legends Bank and its holding company, Linn Holding Company, since February 2004. Mr. Klebba has been with Legends Bank since 1991. Prior to that he was a partner in the Kansas City office of the law firm of Lewis Rice and Fingersh, where his practice concentrated on corporate and banking law. He is also the managing member of JHK Farm, LLC, a family-owned cow/calf operation in Osage County, Missouri. Mr. Klebba is a former member of the board of the American Bankers Association and a former chairman of the Missouri Bankers Association. He is currently the chairman of the Board of Regents of the State Technical College of Missouri and a member of the board of the Missouri Higher Education Savings Program, as well as a board member of a number of charitable organizations. Mr. Klebba’s position as an officer of a member institution and his involvement in and knowledge of finance, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Risk and Compliance Committee.
Wan-Chong Kung has served as an independent trustee on the US Bancorp Global Fund Services board of directors, where she has been a member of the audit and governance committees, since 2020. Ms. Kung served as the senior vice president, senior fund manager, head of rates strategy at Nuveen Asset Management from 2011 to 2019. Prior to that, Ms. Kung spent 12 years serving as a managing director and fund manager at US Bancorp Asset Management. Ms. Kung is a CFA and holds a masters in business administration and management information systems from the University of Minnesota. Ms. Kung’s involvement in and knowledge of capital markets and her leadership and management skills, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors.

Russell J. Lau has served as the CEO of Finance Factors Limited, a minority depository FDIC insured institution based in Honolulu, Hawaii, since 1998 and currently is the chairman. Mr. Lau serves as the chairman, president, and CEO of Finance Enterprises, Ltd., the parent company, since 2004. In connection with his service with Finance Enterprises, he is the chairman and CEO of Finance Insurance, Ltd., a Hawaii independent insurance agency and chairman and CEO of Finance Realty, Ltd., and Waipono Inc., real estate investment/development and management companies. Mr. Lau previously served on the boards of both the Federal Home Loan Bank of Seattle (2005-2015) and Des Moines (2015-2017). Mr. Lau is a member and former president of the Hawaii Bankers Association Executive Committee and has been a member of the Financial Executives Institute. Mr. Lau is active in the community and serves on the American Judicature Society (treasurer), Palolo Chinese Home, St. Andrew’s Schools (former chair), Assets School (former treasurer), and is the current president of the Chinese Chamber of Commerce of Hawaii. Mr. Lau was formerly the chair of the East West Center Foundation and secretary of Catholic Charities, and member of Aloha Council Boy Scouts of America, American Youth Soccer Organization, The Early School, and Junior Achievement. Mr. Lau has a bachelor’s and master’s degree in finance from the University of Puget Sound and the University of Oregon, respectively. He also graduated from Pacific Coast Banking School at the University of Washington. Mr. Lau’s position as an officer of a member institution and his involvement in and knowledge of financial management, as indicated by his background, support his qualifications to serve on our Board of Directors.

Lauren M. MacVay is currently the CEO of True North Federal Credit Union in Juneau, Alaska, a position she has held since 2004. Ms. MacVay has 26 years of banking experience. Prior to her current role, she held various leadership and management roles after joining True North Federal Credit Union in 1995. Before relocating to Alaska and beginning her banking career, Ms. MacVay was a practicing attorney in Pennsylvania for several years. Ms. MacVay has held numerous board positions and currently serves on the board of directors of the Alaska Credit Union League. Ms. MacVay’s position as an officer of a member institution and her involvement in and knowledge of finance, as indicated by her background, support her qualifications to serve on our Board of Directors. She currently serves as chair of the Technology Committee.

Elsie M. Meeks served as state director of the United States Department of Agriculture (USDA) in South Dakota from July of 2009 to 2015. Prior to joining the USDA, Ms. Meeks was the president and CEO of First Nations Oweesta Corporation. She was active in the development and management of Lakota Funds, a small business and micro-enterprise development financial institution on the Pine Ridge Indian Reservation in South Dakota and has served as its board chair since 2015. Ms. Meeks served on the U.S. Commission on Civil Rights, completing a six-year term. She currently serves on the board of the Native American Agricultural Fund, a national trust established through the federal court as a result of proven discrimination by USDA against Native American ranchers and farmers. She is a recent past director of the Northwest Area Foundation based in St. Paul, Minnesota. She has served as a director or council member of several national Native American organizations. Ms. Meeks’ involvement in and knowledge of economic development and community management, as indicated by her background, support her qualifications to serve as a Public Interest Independent Director on our Board of Directors. She currently serves as chair of the Housing and Community Investment Committee.

Jason A. Meyerhoeffer has served as president and CEO of First Federal Savings Bank of Twin Falls in Twin Falls, Idaho since 2017. Prior to his current position, Mr. Meyerhoeffer held various leadership roles at First Federal Savings Bank of Twin Falls since 1996, including serving as executive vice president and chief lending officer from 2002 to 2016. Mr. Meyerhoeffer has a nearly 25-year career in banking that began in 1995 as a regional credit officer with West One Bank N.A. Mr. Meyerhoeffer has served as director of several business development corporations and state banking trade associations. Mr. Meyerhoeffer’s position as an officer of a member institution and his experience in financial and risk management and his leadership and management skills, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Finance Committee.

Siva G. Narendra is CEO of tyfone, Inc., a digital banking technology company in Portland, Oregon, he co-founded in 2004. Dr. Narendra has served as its CEO since 2011. Dr. Narendra also co-founded iCashe, a digital payment fintech company, and has served as its president for the past year. Dr. Narendra is an inventor with more than 100 patents. Inventions he patented have led to the launch of OneIDLab, a digital security company. Prior to becoming an entrepreneur, Dr. Narendra was a Senior Staff Scientist at Intel’s Corporate Technology Group where his contributions led to the issuance of 75 patents. Dr. Narendra is a published author and has more than 60 peer-reviewed papers. In addition to serving on the boards of the two technology companies he founded, Dr. Narendra was a board member at OnPoint Community Credit Union from 2017 to 2020. Dr. Narendra holds a Ph.D. in Electrical Engineering and Computer Science from the Massachusetts Institution of Technology (MIT) in Cambridge, Massachusetts. Dr. Narendra’s involvement in and knowledge of finance and technology, as indicated by his background, support his qualifications to serve as an Independent Director on our Board of Directors.

Carol K. Nelson was named CEO and president of Monzo, Inc. in 2021. Prior to 2021, Ms. Nelson served as a strategic advisor to Monzo in its application for a national bank charter for Monzo Bank USA N.A. She was an executive for KeyBank from 2015 to 2019. Ms. Nelson served as KeyBank’s pacific region executive and market president, was a member of KeyBank’s executive council, and director and trustee for the KeyBank Foundation. Ms. Nelson was appointed by Governor Inslee to serve as the CEO of the Washington State Department of Revenue from January 2013 to 2015. She served as the CEO and president of Cascade Bank in Everett, Washington from January 2001 to June 2011. She began her banking career at Seafirst Bank which was acquired by Bank of America in 1982 and served in several positions culminating as senior vice president and northern region executive. Ms. Nelson currently serves as chair of the board for United Way of King County and vice chair of the board of the Washington State Major League Baseball Public Facilities District. She is a former director of the Federal Reserve Bank of San Francisco, Seattle Branch, serving two terms (2007 to 2009 and 2015 to 2017). She is a past board member of Pacific Coast Banking School and a past board chair of the Washington Bankers Association. She earned a BA in Finance from Seattle University and an MBA from Seattle University. Ms. Nelson’s involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as vice chair of the Technology Committee.
Executive Officers
The following persons currently serve as executive officers of the Bank:

			Position Held
Executive Officer	Age	Position Held	Since
Kristina K. Williams	57	President and Chief Executive Officer	January 2020
Joelyn R. Jensen-Marren	56	Executive Vice President and Chief Financial Officer	June 2019
William W. Osborn	56	Executive Vice President and Chief Business Officer	August 2020
Duane V. Creel	57	Executive Vice President and Chief Risk and Compliance Officer	November 2021
Kevin T. Larkin	53	Executive Vice President and Chief Information Officer	March 2020
Katherine A. Mullin	53	Senior Vice President and Chief Human Resources Officer	December 2021
Aaron B. Lee	49	Senior Vice President, General Counsel, and Corporate Secretary	March 2013
Kelly E. Rasmuson	59	Senior Vice President and Chief Audit Executive	June 2016
Deborah G. Baldwin	60	Senior Vice President and Chief Diversity, Equity, and Inclusion Officer	May 2020
Jennifer J. Fox	62	Senior Vice President and Director of Regulatory Relations	May 2020
Dara J. Queck	61	Senior Vice President and Chief Bank Operations Officer	July 2020

Kristina K. Williams is currently serving as President and CEO, a position she has held since January 2020. She began her association with the Federal Home Loan Bank System in 2004. Prior to her current role, she served as the COO of the Federal Home Loan Bank of Pittsburgh (Pittsburgh Bank), a position she held from 2011 to 2019. In that role, Ms. Williams had responsibility for all member-facing departments, including community investment, communications, product delivery, member services, and IT. In her 15 years with the Pittsburgh Bank she also held positions of chief accounting officer, CFO, and acting CRO. Prior to working for the Pittsburgh Bank, Ms. Williams spent 12 years with PNC Financial Services in its wholesale bank and six years in public accounting. She formerly served as vice chair of the West Liberty University (WLU) Board of Governors. Ms. Williams also previously served as the development committee chair of the board of directors for Strong Women Strong Girls of Pittsburgh. Ms. Williams has an undergraduate degree from WLU and Masters of Professional Accountancy from West Virginia University. She is also a CPA and received an honorary Doctor of Humane Letters degree from WLU in 2015.

Joelyn R. Jensen-Marren is currently serving as CFO, a position she has held since June 2019, and was appointed from Senior Vice President to Executive Vice President in February 2021. In her role, Ms. Jensen-Marren has management responsibility for the accounting and financial reporting, financial controls, and strategic planning functions. Ms. Jensen-Marren joined the Bank in 1999 and has served in various leadership roles including market risk manager, financial risk officer, and senior vice president, director of portfolio strategy from 2014 to June 2019. Prior to joining the Bank, Ms. Jensen-Marren served as manager of portfolio investments at Centura Bank in Rocky Mount, North Carolina. She currently serves on the Polk County Housing Trust Fund Board. Ms. Jensen-Marren received her undergraduate degree from Iowa State University with a Master’s degree from the University of Colorado.

William W. Osborn is currently serving as Executive Vice President and Chief Business Officer (CBO), a position he has held since August 2020. Mr. Osborn is responsible for the Bank’s treasury and portfolio strategy functions and the member-facing departments, including community investment, funding product group, marketing communications, member experience, member relationships and solutions, and the mortgage product group. Prior to joining the Bank, he served as senior vice president and CFO of the Federal Home Loan Bank of Topeka (Topeka Bank), a position he held from 2010 to 2020. Mr. Osborn also served as director of product profitability and pricing of the Topeka Bank from 2006 to 2007. Mr. Osborn was promoted to director of banking strategies in January 2008, to first vice president in April 2008, and to senior vice president in April 2009. Mr. Osborn is a CFA and member of the CFA Institute. Mr. Osborn received his undergraduate degree from Brigham Young University and MBA degree from Westminster College.

Duane V. Creel is currently serving as Executive Vice President and Chief Risk and Compliance Officer (CRCO), a position he has held since November 2021. Mr. Creel previously served as the interim executive vice president and CRCO beginning in June 2021. He has responsibility for the Bank’s enterprise risk management area, including credit risk, market risk, operational risk, and model risk. Prior to joining the Bank, Mr. Creel previously served for nearly 20 years and in several leadership roles at the Finance Agency, most recently as Examiner-in-Charge for Fannie Mae from November 2015 to December 2020. Prior to his tenure at the Finance Agency, Mr. Creel served in financial research, auditor, and examiner roles at the Office of Federal Housing Enterprise Oversight, Freddie Mac, and the FDIC. He received his undergraduate degree from the University of Tennessee at Knoxville and a Master of Science degree in Finance from the George Washington University. Mr. Creel is a CFA and completed the Federal Executive Institute’s Leadership for a Democratic Society program.

Kevin T. Larkin is currently serving as Executive Vice President and Chief Information Officer (CIO), a position he has held since March 2020. Mr. Larkin oversees the Bank’s IT, information security, enterprise procurement and vendor management, and business resiliency and facility management departments. Prior to joining the Bank, Mr. Larkin served as vice president, managing director, IT operations of the Federal Home Loan Bank of Chicago (Chicago Bank) since 2019. He previously served as the vice president, managing director, IT risk, compliance, and administration of the Chicago Bank from 2018 to 2019. Prior to joining the Chicago Bank, Mr. Larkin served as assistant vice president of business systems and IT governance for Illinois Mutual Life Insurance from 2014 to 2018. In addition, Mr. Larkin previously served as the director of business solutions for the Pittsburgh Bank from 2001 to 2014. He has earned a bachelors degree from Gannon University and both an MBA degree and Master’s in Information Systems Management from Duquesne University.

Katherine A. Mullin is currently serving as Senior Vice President and Chief Human Resources Officer (CHRO), a position she has held since December 2021. Ms. Mullin has management responsibility for the human resources department. Prior to joining the Bank, Ms. Mullin previously served as vice president, human resources, for Farm Credit Services of America in Omaha, Nebraska from 2017 to 2021. Prior to her tenure at Farm Credit Services of America, she served as director, human resources at Glacial Lakes Energy in Watertown, South Dakota from 2011 to 2017. Ms. Mullin earned her undergraduate degree from the University of Nebraska Medical Center and a Master’s in HR Management/Labor and Employment Relations from Penn State University.

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

Kelly E. Rasmuson is currently serving as Senior Vice President and Chief Audit Executive. Mr. Rasmuson joined the Bank in September 2006 as director of Internal Audit and became Senior Vice President in September 2007. Mr. Rasmuson has management responsibility for the internal audit department. Prior to joining the Bank, Mr. Rasmuson held positions of increasing responsibility with the internal audit department at Principal Financial Group in Des Moines, Iowa from 1997 to 2006. Before moving to Iowa, he worked in a variety of positions at multiple companies in Columbus, Ohio, including audit roles with one of the large international accounting firms. Mr. Rasmuson received his undergraduate degree from the University of Northern Iowa and his MBA from Xavier University. He is also a Certified Internal Auditor and CPA.

Deborah G. Baldwin is currently serving as Senior Vice President and Chief DEI Officer, a position she has held since May 2020. In this role, Ms. Baldwin oversees all aspects of the Banks’ DEI efforts, as well as the Bank’s Office of Minority and Women Inclusion (OMWI). Prior to joining the Bank, she consulted on diversity and inclusion strategy development and execution from 2018 to 2020. Prior to consulting, Ms. Baldwin was the deputy director, OMWI, at the National Credit Union Administration from 2016 to 2018. In addition, Ms. Baldwin previously served as assistant vice president, diversity and inclusion, at the Federal Reserve Bank of Chicago from 2011 to 2014. Ms. Baldwin received her undergraduate degree from Georgia State University and holds certifications in unconscious bias training and the Intercultural Development Inventory designed to assess cross-cultural competence.

Jennifer J. Fox is currently serving as Senior Vice President and Director of Regulatory Relations, a position she has held since May 2020. Ms. Fox leads regulatory relations with the Finance Agency, Board, and Executive Team and is responsible for formal communications with the Finance Agency on behalf of the Bank. Ms. Fox has served in the Banks’ internal audit department since joining the Bank in 1998, holding various positions of increased responsibility, most recently as the Bank’s vice president and director of internal audit from April 2018 to May 2020. Ms. Fox received her undergraduate degree from Iowa State University and holds several internal auditing certifications, including Certified Internal Auditor.

Dara J. Queck is currently serving as Senior Vice President and Chief Bank Operations Officer, a position she has held since July 2020. Ms. Queck oversees the member and financial operations of the Bank, which includes the advance funding desk, membership, collateral management, business process mapping, and other banking operations. She also serves as the Bank Secrecy Act/Anti-Money Laundering Officer. Ms. Queck previously served as the Bank’s member and financial operations officer since 2017 and director of Member Financial Services prior to that, for a period of more than five years, as well as numerous other positions since 1980. Ms. Queck received her undergraduate degree from Upper Iowa University and is certified in Banking Operations and Technology from Vanderbilt University. Ms. Queck is a certified anti-money laundering specialist and a member of the Association of Certified Anti-Money Laundering Specialists.
Code of Ethics
We have adopted a Code of Ethics (Code) that sets forth the guiding principles and rules of conduct by which we operate and conduct our daily business with our customers, vendors, shareholders, and fellow employees. The Code applies to all of our directors, officers, and employees. The purpose of the Code is to promote honest and ethical conduct and compliance with the law, particularly as it relates to the maintenance of our financial books and records and the preparation of our financial statements. The Code can be found on our website at www.fhlbdm.com. We disclose on our website any amendments to, or waivers of, the Code. The information contained in or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC.
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
The members of our Audit Committee for 2022 are Ruth Bennett (chair), Cleon Butterfield (vice chair), Steven Bumann, David Ferries, Edward Garding, Russell Lau, and Elsie Meeks. The Audit Committee held a total of 13 meetings in 2021. As of February 28, 2022, the Audit Committee has held one meeting and is scheduled to hold 11 meetings throughout the remainder of 2022. Refer to Exhibit 99.1 of this 2021 Annual Report for the Audit Committee Report.
Audit Committee Financial Expert
Our Board of Directors determined that all of the members of its Audit Committee qualify as audit committee financial experts under Item 407(d)(5) of Regulation S-K. Refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence” for details on our director independence. For information concerning the experience through which these individuals acquired the attributes required to be deemed financial experts, refer to the biographical information in this Item 10.

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

This section describes and analyzes our 2021 executive compensation program for:

•the executive officer serving as CEO during 2021;

•the executive officer serving as CFO during 2021; and

•the three other most highly-compensated executive officers who were serving as executive officers on December 31, 2021.

These executive officers are collectively referred to as our named executive officers (NEOs).

This Compensation Discussion and Analysis includes the following parts:

Compensation Philosophy

Our compensation philosophy, practices, and principles are important to our business strategy. Our philosophy assists us in attracting, retaining, and engaging employees with the skills and talent we need to create and implement strategies critical to our long-term success and ensuring we bring value for our members. Our executive compensation practices provide a framework to ensure an appropriately balanced approach to compensation through a combination of base salary, benefits, and annual and deferred cash incentive awards. Although we refine our compensation programs as economic conditions and competitive practices change, we strive to maintain consistency in our philosophy and approach with respect to executive compensation.

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

In 2021, we executed on our executive compensation philosophy to provide competitive compensation to our NEOs that was aligned to the achievement of business objectives and Bank performance.

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

BASE SALARY

Base salary is a fixed component of our NEOs’ total compensation that is intended to provide a level of compensation necessary to attract and retain highly-qualified executives. The Compensation Committee reviews the level of base salaries annually for our NEOs and approves and recommends to the Board of Directors adjustments to base salary for our President and CEO.

Our President and CEO is the only NEO with an employment agreement with us that sets forth minimum base salary. This employment agreement provides that we shall initially pay our President and CEO an annualized base salary of not less than the amount set forth in the agreement. Base salary may only be adjusted upward based on an annual review by the Board of Directors and may not be adjusted downward unless such downward adjustment is part of a nondiscriminatory cost reduction plan applicable to our total compensation budget. Base salary for all other NEOs is established by the President and CEO. For additional information regarding base salary, see the section entitled “Base Salary Levels” in this Item 11.

EXECUTIVE INCENTIVE PLAN

In December 2020, the Compensation Committee approved the 2021 EIP, and in February 2021, approved the Bank-wide goal measures. In addition, we received a non-objection letter from the Finance Agency for our 2021 EIP in May of 2021. The EIP includes an annual cash incentive and a deferred cash incentive. The Compensation Committee considers a variety of safety and soundness measures to determine the appropriate incentive payouts such as (i) operational errors or omissions that result in material revisions to the financial results, information submitted to the Finance Agency, or data used to determine incentive payouts, (ii) whether submission of information to the SEC, Office of Finance, or Finance Agency is untimely, (iii) whether the organization fails to make sufficient and timely progress, as determined by the Finance Agency, in the remediation of examination, monitoring, and other supervisory findings and matters requiring attention, or (iv) failure to make sufficient progress in improving Finance Agency examination ratings. If one of the above occurs, the Compensation Committee will consider the facts and circumstances and reduce incentive awards commensurate with the materiality of the exception relative to our financial and operational performance and financial reporting responsibilities.

Under the EIP, our NEOs are required to defer 50 percent of their total cash incentive for three years following the end of the performance plan period. Beginning in 2021, the deferred opportunities are subject to the Bank’s sustained achievement of the 2021 safety and soundness measures described above and approvals by the Compensation Committee and Board of Directors. The 2021 deferred opportunities are payable in 2025. The total deferred award payout may include a four percent interest rate, calculated annually, also subject to the Bank’s sustained achievement of 2021 safety and soundness measures. Prior to 2021, the deferred opportunities were also subject to the quarterly average of our MVCS. For more information on the calculation of deferred awards prior to 2021, refer to “Item 11. Executive Compensation — Elements of Executive Compensation” in our 2020 Form 10-K.

The 2021 EIP provides that unless otherwise directed by the Compensation Committee, payments under the EIP shall be made in a lump sum through regular payroll distribution, typically within 75 days after the end of the calendar year for which the performance or deferral period is ended, but in any event by the end of the calendar year following the performance or deferral period.

Under the EIP, the Compensation Committee may determine an NEO is not eligible to receive an incentive payout if the respective NEO (i) has not achieved a performance level of “meets expectations” or higher evaluation of overall performance during a performance period or deferred performance period, (ii) is subject to any disciplinary action or probationary status at the time of payout, or (iii) fails to comply with regulatory requirements or standards, internal control standards, professional standards or any internal standard, or fails to perform responsibilities assigned under our Strategic Business Plan.

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
In addition to the qualified DB Plans, we have one qualified defined contribution benefit plan, the Federal Home Loan Bank of Des Moines 401(k) Savings Plan (DC Plan). We also offer the Benefit Equalization Plan (BEP), a nonqualified retirement plan which includes both a nonqualified defined contribution plan and a nonqualified defined benefit plan. The BEP allows the NEOs to receive amounts they would have been entitled to receive under the Pentegra DB Plans and/or the DC Plan had the plans not been subject to Internal Revenue Code contribution limitations. In August of 2016, our Board of Directors elected to freeze the BEP defined benefit plan effective January 1, 2017 in conjunction with the freeze of the DB Plans. After the freeze, participants no longer accrue new benefits under the BEP defined benefit plan.

The table below shows which retirement plans each NEO participates in:

NEO	Principal Position	Retirement Plan
Kristina K. Williams	President and CEO	b, c
Joelyn R. Jensen-Marren[1]	CFO	a, b
William W. Osborn	CBO	b, c
Kevin T. Larkin	CIO	b, c
Aaron B. Lee	General Counsel and Corporate Secretary	a, b, c

1    Ms. Jensen-Marren was eligible to participate in the BEP DC Plan; however, she did not elect to participate during 2021.

a) Des Moines Bank DB Plan
b) DC Plan
c) BEP DC Plan

For additional information about our retirement benefits, see “Benefits and Retirement Philosophy” in this Item 11.

HEALTH AND WELFARE BENEFITS

Our NEOs are eligible for the same medical, dental, life insurance, and other benefits available to our full-time employees.

PAYMENTS IN THE EVENT OF TERMINATION

Our President and CEO has an employment agreement with us, which provides for payments in the event of termination based on certain triggering events. All other NEOs are subject to Bank policies. For additional details, see “Potential Payments Upon Termination or Change of Control” in this Item 11.

PERQUISITES

Our NEOs are eligible to receive perquisites as a convenience associated with their overall duties and responsibilities. Our President and CEO was eligible to receive a monthly car allowance. All NEOs generally qualify for certain other perquisites, such as financial planning assistance and/or relocation reimbursements. For additional details, see “Components of All Other Compensation” in this Item 11.

OTHER

Our NEOs may be eligible to receive a hiring bonus and other benefits. Ms. Williams received a hiring bonus in 2020, and she received an additional contribution to her BEP DC Plan in 2021 after the completion of her first year of employment. Mr. Osborn received a bonus in 2021 after the completion of his first year of employment. Mr. Larkin received a hiring bonus in 2020 and received an additional bonus in 2021 after the completion of his first year of employment.

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

iii.    a significant percentage of an executive’s incentive-based compensation should be tied to longer-term performance and outcome indicators and be deferred and made contingent upon performance over several years; and

iv.    the Board of Directors should promote accountability and transparency in the process of setting compensation.

Roles and Responsibilities of the Board of Directors, Compensation Committee and Management in Establishing Executive Compensation

The Compensation Committee recommends to the Board of Directors all compensation decisions for our President and CEO. The Compensation Committee generally reviews compensation recommendations for the other NEOs made by our President and CEO and shares the recommendations with the Board of Directors. Throughout the year, our President and CEO, and the Compensation Committee, review, on an informal basis, the performance of our NEOs, future management changes, and other matters relating to compensation. Any employment or severance agreement for our President and CEO is also approved by the Board of Directors.

Throughout the year, the Board of Directors reviews our Bank-wide goals and achievement levels. When final Bank performance metrics for a calendar year are determined, the Compensation Committee reviews the performance results to determine the level of performance that has been achieved for purposes of making incentive compensation decisions for our NEOs. Our Compensation Committee approves the Bank-wide goals framework and approves and recommends the incentive awards comprised of Bank-wide goals to the Board of Directors for their approval.

Merit increases are based upon an evaluation of an NEO’s overall performance. Because of our size and the number of NEOs involved, our President and CEO recommends to the Compensation Committee merit increases for the other NEOs. The Board of Directors completes an evaluation of our President and CEO’s performance and the Compensation Committee recommends compensation for our President and CEO to the Board of Directors. The Compensation Committee and our President and CEO consider overall performance in key focus areas aligned with our Strategic Business Plan for the year, and review NEO compensation relative to the market, in analyzing merit increases.

Analysis Tools the Compensation Committee Uses

For 2021, the Compensation Committee engaged McLagan Partners to conduct an assessment and make recommendations regarding compensation for our executives based on the results of their competitive analysis. This included identification of sources of market data for purposes of the competitive compensation assessments of base pay and annual and deferred cash incentives. This analysis compared the compensation of our executives utilizing the following sources:

•Public disclosures (e.g., proxy statements and annual reports) for the top five highest paid executives at banks with assets between $10 billion and $20 billion;

•the FHLBank System; and

•Commercial banks included in the McLagan assessment.

The primary market comparison for their assessment was commercial banks from the McLagan data and the other FHLBanks. This was used to determine the market median for each position, which the Compensation Committee and President and CEO used to inform themselves regarding trends in compensation practices and as a comparison check against general market data. When using FHLBank System comparisons, our executives are compared to the same position within the FHLBanks. When using commercial bank comparisons, our executive positions are compared to roles with similar overall responsibility to our positions.

Compensation Decisions in 2021

How we compensate our NEOs sets the tone for how we administer pay throughout the entire Bank. For 2021, our Compensation Committee considered numerous factors (including those previously discussed) before deciding on the appropriate total compensation for our NEOs, in the context of the current business, operating, and regulatory environment, which are more fully described in the following narrative.

BASE SALARY LEVELS

The Compensation Committee followed its historical practice of adjusting base salaries after a review of individual performance and current compensation of our NEOs compared to survey data. The Compensation Committee determined increases in our President and CEO’s base salary for 2021 and, based on the President and CEO’s recommendations, that increases for the other NEOs were appropriate based on (i) our NEOs’ individual performance, contributions to the Bank, length of time in position, and changes in responsibilities, if applicable, and (ii) a review of the McLagan Partners’ executive compensation survey data.

For 2021 and 2022, the following base salary increases were approved for our NEOs. These increases were reviewed by, and received non-objection from, the Finance Agency:

NEO	Principal Position	2021 Base Salary Increase from 2020	2022 Base Salary Increase from 2021
Kristina K. Williams	President and CEO	6.0%	6.0%
Joelyn R. Jensen-Marren	CFO	2.3	5.2
William W. Osborn[1]	CBO	N/A	5.9
Kevin T. Larkin	CIO	3.0	7.4
Aaron B. Lee	General Counsel and Corporate Secretary	1.5	2.8

1     Mr. Osborn joined the Bank on August 3, 2020 and was not subject to a merit increase for 2021.

EIP AWARD OPPORTUNITIES

EIP pay targets established for our NEOs take into consideration total compensation practices (base salary and incentives) of the survey data reviewed. Under the EIP, our NEOs are assigned target award opportunities, stated as percentages of base salary. The target award opportunities are determined based on market data and level of responsibility and are approved by our Compensation Committee.

Awards are paid to our NEOs based upon the achievement level of Bank-wide goals as determined by the Compensation Committee. In addition, 50 percent of the incentive award for NEOs is deferred for three years following the end of the performance period, and subject to the Bank’s sustained achievement of 2021 safety and soundness measures, as defined in the EIP, and Compensation Committee’s and Board of Directors’ approvals at the time of payment.

The annual and deferred EIP award opportunities for our NEOs in 2021 were a percentage of base salary as follows:

Title	Incentive Plan	Threshold	Target	Maximum
President and CEO	Annual	25.0%	42.5%	50.0%
	Deferred	25.0%	42.5%	50.0%
Executive Vice Presidents and Senior Vice President	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%

The following table provides estimated potential payouts under our EIP:

2021 Grants of Plan-Based Awards
	Estimated Future Payouts Under Non-Equity Incentive Plan Awards[1]
NEO	Threshold	Target	Maximum
Kristina K. Williams	$450,500	$765,850	$901,000
Joelyn R. Jensen-Marren	140,696	211,044	281,392
William W. Osborn	170,000	255,000	340,000
Kevin T. Larkin	135,960	203,940	271,920
Aaron B. Lee	125,717	188,576	251,434

1    Amount consists of the annual incentive (50 percent of total incentive) and deferred incentive (50 percent of total incentive). The total deferred award payout may include a four percent interest rate, calculated annually, also subject to the Bank’s sustained achievement of 2021 safety and soundness measures.

EIP PERFORMANCE MEASURES AND RESULTS

In December 2020, the Compensation Committee approved the Bank-wide goals framework for 2021. In February 2021, the Compensation Committee approved the Bank-wide goal measures for 2021, which are summarized below:

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

ii.Reduce Operational Risk is measured by the completion of projects and initiatives in 2021 according to scope, timelines and success measures approved by management.

iii.Enhance Corporate Governance is measured by our efforts to remediate outstanding examination findings and enhance our risk, IT, project, and process management practices.

iv.Spread Between Adjusted Return on Capital Stock and SOFR While Maintaining Market Value Sensitivity within Limits is a measure of profitability in which GAAP net income is adjusted for certain volatile and non-recurring items as disclosed in our SEC reports on Form 10-K and Form 10-Q. For additional information on our adjusted earnings measure, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Adjusted Earnings.”

v.Diversity and Inclusion is a measure of our progress on diversity and inclusion initiatives.

The Bank’s EIP design has historically included Bank-wide goals. This plan design has resulted in reasonable payouts to our NEOs. We believe this plan design has accomplished and driven the behaviors of all employees, including our NEOs, in accordance with our Board of Directors’ expectations.

For 2021, NEO incentive awards are tied entirely to the achievement of Bank-wide goals. This weighting was determined by the Compensation Committee based upon the need for our NEOs to focus on certain strategic imperatives and/or strategies contained in our Strategic Business Plan.

When establishing the Bank-wide goals, the Compensation Committee and the Board of Directors anticipated that we would reasonably achieve the target level of performance aligned with objectives contained in our Strategic Business Plan. The maximum level provides a goal that is anticipated to be more challenging to reach, based on the previous year’s performance results and current market trends and conditions. The Bank-wide goal incentive awards are paid based on the actual results we achieve. The weightings for each goal area are generally aligned with our Strategic Business Plan and areas of key focus. The 2021 to 2023 Strategic Business Plan was approved by the Board of Directors in December of 2020.

On a regular basis during 2021, management provided an update to the Board of Directors on the status of performance relative to Bank-wide goals. The following table provides the 2021 EIP Bank-wide goals for our NEOs as well as our performance results, which were approved by the Board of Directors in February 2022:

Bank-wide Goals	2021 Results	Threshold	Target	Maximum
Core Product Utilization (20% Weight)	63.90%	64.80%	67.30%	70.10%
Reduce Operational Risk (35% Weight)	2.7/3	1/3	2/3	3/3
Enhance Corporate Governance (15% Weight)	3.0/3	1/3	2/3	3/3
Spread Between Adjusted Return on Capital Stock and Overnight SOFR While Maintaining Market Value Sensitivity within Limits (20% Weight)	4.87%	>2.50%	≥4.00%	≥5.00%
Diversity and Inclusion (10% Weight)	2.7/3	1/3	2/3	3/3

At its January 2022 meeting, the Compensation Committee determined the Bank-wide goals achievement results for the incentive awards that would be paid out to NEOs for the 2021 performance year. The incentive awards were based on the incentive targets, ranges, and performance measures achieved that were established by the Board of Directors and management, as appropriate, for 2021.

The overall weighted achievement of the Bank-wide goals was 91.35 percent of target for our President and CEO and 101.44 percent of target for all other NEOs. As a result of the Bank’s performance based on achievements related to Bank-wide goals, the Compensation Committee awarded each NEO the amounts identified in the following table. We received a non-objection letter from the Finance Agency for the Bank-wide Performance awards in February 2022:

NEO	Annual Incentive	Deferred Incentive	Total Bank-wide Performance Award[1]	Percent of Salary
Kristina K. Williams	$349,802	$349,802	$699,604	78%
Joelyn R. Jensen-Marren	107,042	107,042	214,084	61
William W. Osborn	129,336	129,336	258,672	61
Kevin T. Larkin	103,438	103,438	206,876	61
Aaron B. Lee	95,646	95,646	191,292	61

1    The Bank-wide Performance Award consists of annual incentive (50 percent of total incentive), paid in 2022, and deferred incentive (50 percent of total incentive). The deferred incentive amounts were earned as of December 31, 2021, but will not be paid until 2025, and remain subject to modification and forfeiture under the terms of the EIP.

SUMMARY COMPENSATION TABLE

The following table provides compensation information for our NEOs, as applicable, for the years ended December 31, 2021, 2020, and 2019:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Non-Qualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Kristina K. Williams[4]	2021	$901,000	$—	$699,604	$—	$623,518	$2,224,122
President and CEO	2020	811,413	500,000	735,842	—	205,410	2,252,665
Joelyn R. Jensen-Marren[5]	2021	351,740	—	214,084	—	29,000	594,824
CFO	2020	340,000	—	238,844	267,000	28,500	874,344
	2019	302,645	—	127,590	318,000	29,701	777,936
William W. Osborn[6]	2021	425,000	50,000	258,672	—	41,375	775,047
CBO
Kevin T. Larkin[7]	2021	339,900	125,000	206,876	—	31,000	702,776
CIO	2020	255,521	125,000	179,498	—	69,816	629,835
Aaron B. Lee[8]	2021	314,293	—	191,292	—	37,413	542,998
General Counsel and Corporate Secretary	2020	307,011	—	215,668	167,000	41,931	731,610

1    The components of this column for 2021 consist of annual incentive (50 percent of total incentive), paid in 2022, and deferred incentive (50 percent of total incentive). The deferred incentive amounts were earned as of December 31, 2021, but will not be paid until 2025, and remain subject to modification and forfeiture under the terms of the EIP.
2    Represents the change in value of the DB Plan. During 2021, Ms. Jensen-Marren’s and Mr. Lee’s pension values decreased by $60,000 and $49,000, respectively. In accordance with SEC disclosure requirements, these negative amounts are not included in this table. All earnings on non-qualified deferred compensation are at the market rate.
3    The components of this column for 2021 are provided in the “Components of All Other Compensation” table within this Item 11.
4    Ms. Williams’ 2020 salary, non-equity incentive, and all other compensation are based on the period of her employment with the Bank from January 20, 2020 through December 31, 2020. Ms. Williams also received a one-time bonus in 2020 related to the start of her employment with the Bank. Ms. Williams received an additional BEP DC Plan contribution of $525,000 in 2021 following the completion of one year of employment with the Bank, which is reflected in the “All Other Compensation” column.
5    Ms. Jensen-Marren was appointed CFO on June 10, 2019.
6    Mr. Osborn was appointed CBO on August 3, 2020 and was not an NEO in 2020. Mr. Osborn received a one-time bonus in 2021 following the completion of one year of employment with the Bank.
7    Mr. Larkin’s 2020 salary, non-equity incentive, and all other compensation are based on the period of his employment with the Bank from March 23, 2020 through December 31, 2020. Mr. Larkin also received a one-time bonus in 2020 related to the start of his employment with the Bank and a one-time bonus in 2021 following the completion of one year of employment with the Bank.
8    Mr. Lee was not an NEO prior to 2020.

COMPONENTS OF ALL OTHER COMPENSATION

	Bank Contributions to Vested Defined Contribution Plans
NEO	DC Plan	BEP DC Plan[1]	Perquisites and Other Personal Benefits[2]	Total
Kristina K. Williams	$14,582	$597,066	$11,870	$623,518
Joelyn R. Jensen-Marren[3]	29,000	—	—	29,000
William W. Osborn	29,000	12,375	—	41,375
Kevin T. Larkin	29,000	—	2,000	31,000
Aaron B. Lee	24,417	12,696	300	37,413

1    Ms. Williams received an additional BEP DC Plan contribution of $525,000 in 2021 following the completion of one year of employment with the Bank.

2    Perquisites and other personal benefits for Ms. Williams included a car allowance of $9,000 and reimbursement for financial planning assistance of $2,870.

3    Ms. Jensen-Marren did not participate in the BEP DC Plan during 2021.

Benefits and Retirement Philosophy

We consider benefits to be an important aspect of our ability to attract and retain qualified employees and therefore we design our programs to be competitive with other financial services businesses. The following is a summary of the retirement benefits that certain NEOs were eligible to receive.

QUALIFIED DEFINED BENEFIT PLANS

All employees who have met the eligibility requirements participate in our DB Plans, administered by Pentegra. In 2016, our Board of Directors elected to freeze the DB Plans effective January 1, 2017. After the plan freeze, participants no longer accrue any new benefits under the Pentegra DB Plan. Our CFO and General Counsel and Corporate Secretary participated in our DB Plan prior to the freeze.

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

CURRENT ACCRUED RETIREMENT BENEFITS

The following table provides the present value of the current accrued benefits payable from the DB Plan to our participating NEOs upon retirement at age 65, and is calculated in accordance with the formula currently in effect for specified years-of-service and remuneration for participating in this plan. Our pension benefits do not include any reduction for a participant’s Social Security benefits. The vesting period for the pension plan is five years. See “Item 8. Financial Statements and Supplementary Data — Note 12 — Pension and Postretirement Benefit Plans” for additional details.

2021 Pension Benefits Table
NEO	Plan Name	Number of Years Credited Service	12/31/20 Present Value of Accumulated Benefit	12/31/21 Present Value of Accumulated Benefit	Change in Present Value of Accumulated Benefit
Kristina K. Williams	Pentegra DB Plan	—	$—	$—	$—
Joelyn R. Jensen-Marren	Pentegra DB Plan	16.67	1,720,000	1,660,000	(60,000)
William W. Osborn	Pentegra DB Plan	—	—	—	—
Kevin T. Larkin	Pentegra DB Plan	—	—	—	—
Aaron B. Lee	Pentegra DB Plan	10.33	858,000	809,000	(49,000)

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

NON-QUALIFIED DEFINED CONTRIBUTION PLAN

Our NEOs are eligible to participate in the BEP DC Plan, a non-qualified defined contribution plan that is similar to the DC Plan. The BEP DC Plan ensures, among other things, that participants whose benefits under the DC Plan would otherwise be restricted by certain provisions of the Internal Revenue Code are able to make elective pre-tax deferrals and to receive a matching contribution relating to such deferrals. The investment returns credited to a participating NEO’s account are at the market rate for the NEO’s selected investment. The selections may be altered at any time. Aggregate earnings are calculated by subtracting the 2020 year-end balance from the 2021 year-end balance, less the NEO’s and Bank’s contributions. The Bank immediately matches 100 percent of NEOs’ contributions up to six percent of salary for salary and incentive deferrals (except for the deferred component of the incentive). Effective January 1, 2021, participants were eligible to receive an additional four percent Bank contribution of eligible compensation above the limits set forth by the Internal Revenue Code into the BEP DC Plan following the end of each calendar year. In addition, effective January 1, 2021, we may elect to provide a discretionary contribution to an executive upon approval by the Board of Directors and subject to non-objection by the Finance Agency.

2021 Non-Qualified Deferred Compensation Table
NEO	Executive Contributions In Last FY1	Bank Contributions In Last FY2	Aggregate Earnings (Losses) In Last FY3	Aggregate Balance At Last FYE[4]
Kristina K. Williams	$522,272	$597,066	$77,405	$1,512,050
Joelyn R. Jensen-Marren[5]	—	—	—	—
William W. Osborn	38,803	12,375	2,166	31,569
Kevin T. Larkin[6]	2,069	—	—	—
Aaron B. Lee	47,464	12,696	29,233	190,137

1    Amounts represent NEO’s contributions for 2021, which includes the base salary deferral into the BEP during 2021 as well as the amount of the 2021 incentive the NEO has deferred into the BEP in 2022. Amounts shown are included in both the “Salary” and “Non-Equity Incentive” columns of the “Summary Compensation Table” in this Item 11.

2    Amounts represent the Bank’s contributions for 2021, which includes the base salary match into the BEP during 2021 as well as the amount of the 2021 incentive the Bank has matched and will deposit into the BEP in 2022. Amounts shown are included in the “All Other Compensation” column of the “Summary Compensation Table” in this Item 11. Ms. Williams received an additional BEP DC Plan contribution of $525,000 in 2021 following the completion of one year of employment with the Bank.

3    All earnings on non-qualified deferred compensation are at the market rate. As a result, these amounts are not shown in the “Summary Compensation Table” in this Item 11.

4    Amounts represent the NEO’s balance on December 31, 2021. Ms. Williams’ aggregate balance includes $435,701 of contributions reported in a prior year “Summary Compensation Table”. Mr. Lee’s aggregate balance includes $39,761 of contributions reported in a prior year “Summary Compensation Table”.

5    Ms. Jensen-Marren did not participate in the BEP DC Plan during 2021.

6    Mr. Larkin began participating in the BEP DC Plan at the end of 2021 and deferred a portion of his 2021 non-equity incentive into the BEP in 2022. The amount deferred was not subject to a Bank matching contribution. As the portion of incentive he deferred will not be paid out until March 2022, his aggregate balance is zero at December 31, 2021.

CEO Compensation Pay Ratio

As required by Item 402(u) of Regulation S-K, we are providing the following information:

For 2021, our last completed fiscal year:

i.The median of the annual total compensation of all employees of the Bank (other than Ms. Williams), was $137,593; and
ii.The annual total compensation of Ms. Williams, our President and CEO, was $2,224,122.

Based on this information, the ratio for 2021 of the annual total compensation of our President and CEO to the median of the annual total compensation of all employees is 16 to 1.

We identified our median employee and calculated our pay ratio in accordance with SEC rules and methods for disclosure as described below. This methodology is consistent with the methodology used for the year ended December 31, 2020.

i.We identified our employee population as of December 31, 2021, including any full-time, part-time, temporary, and seasonal employees employed on that date. This date was selected because it aligned with the calendar and fiscal year end and allowed us to identify employees in a reasonably efficient manner.

ii.To find the median of the annual total compensation of all our employees (other than our President and CEO), we used wages from our payroll records as reported to the Internal Revenue Service on Form W-2 for 2021. In making this determination, we annualized the compensation of full-time and part-time permanent employees who were employed on December 31, 2021, but did not work for us the entire year. No full-time equivalent adjustments were made for part-time employees.

iii.We identified our median employee using this compensation measure and methodology, which was consistently applied to all our employees included in the calculation.

iv.After identifying the median employee, we added together all of the elements of such employee’s compensation for 2021 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $137,593.

v.With respect to the annual total compensation of our President and CEO, we used the 2021 amount reported in the “Total” column of our “Summary Compensation Table” in this Item 11.

Potential Payments Upon Termination or Change of Control

The definitions below are applicable to our President and CEO, who is the only NEO with an employment agreement. For purposes of the following discussion regarding potential payments upon termination or change of control, the following are the definitions of “Cause,” “Good Reason,” “Disability,” and “Change of Control.”

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

A copy of the employment agreement for our President and CEO is filed as an exhibit to our current report on Form 8-K/A, filed with the SEC on August 3, 2020, and summarized further below. The employment agreement for our President and CEO is set forth in “Item 15. Exhibits and Financial Statements Schedules”.

All other NEOs were subject to Bank policies during 2021, and the tables set forth the compensation payable to them under such policies, specifically related to incentive plan awards and unused vacation payouts.

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

Assuming one or more of the previously discussed events for the receipt of termination payments had occurred as of December 31, 2021, the total amounts payable to our NEOs are outlined in the table below:

Termination For Cause or Without Good Reason
NEO	Severance Pay[1]	Annual Incentive[2]	Deferred Incentive[2]	Vacation Payout[3]	Total
Kristina K. Williams	$—	$—	$—	$40,718	$40,718
Joelyn R. Jensen-Marren[4]	—	—	—	13,528	13,528
William W. Osborn[4]	—	—	—	19,615	19,615
Kevin T. Larkin[4]	—	—	—	980	980
Aaron B. Lee[4]	—	—	—	15,045	15,045

1    Termination under these circumstances would not result in severance payments from the Bank but would result in salary earned through December 31, 2021, as reflected under the “Salary” column of the “Summary Compensation Table” in this Item 11.

2    Termination under these circumstances would not result in an incentive award payment since the award would have already been received as of December 31, 2021.

3    This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

4    As of December 31, 2021, there was not an employment agreement in force between the Bank and the NEO. However, all employees are eligible to receive a payout in connection with unused vacation according to Bank policies.

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

Payments of all accrued amounts, other than EIP award amounts, shall be paid in lump sum within ten days or no later than first payroll date on or after the NEO’s date of termination. Payment of all EIP award amounts, if any, shall be paid as otherwise provided under the EIP. Assuming one or more of the previously discussed events for the receipt of termination payments had occurred as of December 31, 2021, the total amounts payable to our NEOs are outlined in the table below:

Termination Without Cause or For Good Reason
NEO	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Kristina K. Williams	$1,802,000	$732,727	$717,723	$40,718	$3,293,168
Joelyn R. Jensen-Marren[2]	—	—	—	13,528	13,528
William W. Osborn[2]	—	—	—	19,615	19,615
Kevin T. Larkin[2]	—	—	—	980	980
Aaron B. Lee[2]	—	—	—	15,045	15,045

1     This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

2    As of December 31, 2021, there was not an employment agreement in force between the Bank and the NEO. However, all employees are eligible to receive a payout in connection with unused vacation in accordance with Bank policies.

Assuming one or more of the previously discussed events for the receipt of termination payments had occurred as of December 31, 2021, the total amounts payable to our NEOs are outlined in the table below:

Termination Following Change in Control
NEO	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Kristina K. Williams	$2,693,990	$1,494,748	$717,723	$40,718	$4,947,179
Joelyn R. Jensen-Marren[2]	—	—	—	13,528	13,528
William W. Osborn[2]	—	—	—	19,615	19,615
Kevin T. Larkin[2]	—	—	—	980	980
Aaron B. Lee[2]	—	—	—	15,045	15,045

1    This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

2    As of December 31, 2021, there was not an employment agreement in force between the Bank and the NEO. However, all employees are eligible to receive a payout in connection with unused vacation in accordance with Bank policies.

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

Assuming one or more of the previously discussed events for the receipt of termination payments had occurred as of December 31, 2021, the total amounts payable to our NEOs are outlined in the table below:

Termination by Death, Disability, or Retirement
NEO	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Kristina K. Williams	$—	$349,802	$717,723	$40,718	$1,108,243
Joelyn R. Jensen-Marren[2]	—	107,042	336,876	13,528	457,446
William W. Osborn[2]	—	129,336	191,535	19,615	340,486
Kevin T. Larkin[2]	—	103,438	193,188	980	297,606
Aaron B. Lee[2]	—	95,646	346,038	15,045	456,729

1    This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

2    As of December 31, 2021, there was no employment agreement in force between the Bank and the NEO. Ms. Jensen-Marren, Mr. Osborn, Mr. Larkin, and Mr. Lee were eligible to receive the amounts disclosed if termination occurred as a result of death, disability or retirement in accordance with Bank policies.

EMPLOYMENT AGREEMENT BETWEEN KRISTINA K. WILLIAMS AND THE BANK

The Bank entered into an employment agreement with Kristina K. Williams, effective on January 20, 2020, in order to establish her duties and compensation and to provide for her employment as President and CEO of the Bank.

The employment agreement provides that the Bank would initially pay Ms. Williams a base salary of $850,000, subject to adjustment as described in the employment agreement.

Ms. Williams’ incentive target will generally not be set lower than 85 percent of her base salary. The Bank paid, or reimbursed Ms. Williams for, all reasonable relocation expenses incurred by Ms. Williams in relocation to the Des Moines area up to a maximum of $250,000. Ms. Williams will also be eligible for certain perquisites, including a car allowance in the amount of $750 per month.

Ms. Williams’ employment agreement provides that:

•the Bank or Ms. Williams may terminate employment for any reason (other than Good Reason or Cause) following 60 days’ written notice to the other party;

•the Bank may terminate for Cause immediately following written notice to Ms. Williams; and

•Ms. Williams may terminate for Good Reason following written notice to the Bank;
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

Director Compensation

During 2021, the Board of Directors held 11 board meetings and 75 committee meetings. Pursuant to our Director Fee Policy, Directors receive one quarter of the annual compensation following the end of each calendar quarter. If it is determined at the end of the calendar year that a Director has attended less than 75 percent of the meetings they were required to attend during the year, the Director will not receive the fourth quarter payment for such calendar year.

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

The total expenses paid on behalf of the Board of Directors for travel and other reimbursed expenses for 2021 was $63 thousand and annual compensation paid to the Board of Directors, by position, for 2021 was as follows:

Board of Director Position	2021
Chair	$142,000
Vice Chair	131,000
Audit Committee Chair	126,000
Committee Chairs	121,000
Other Directors	109,000

The following table sets forth each Director’s compensation for the year ended December 31, 2021:

Director Compensation
Director Name	Fees Earned Or Paid In Cash
James G. Livingston (Chair)	$142,000
Ellen Z. Lamale (Vice Chair)	131,000
Ruth B. Bennett	126,000
Karl A. Bollingberg	109,000
Steven L. Bumann	121,000
Cleon P. Butterfield	109,000
Christine H. H. Camp	121,000
David J. Ferries	121,000
Edward A. Garding[1]	36,728
Chris D. Grimm	109,000
James W. Hunt	109,000
Amy K. Johnson	121,000
Jon M. Jones	109,000
Teresa J. Keegan	109,000
Michelle M. Keeley[2]	106,861
Joe R. Kesler	109,000
John A. Klebba	121,000
Lauren M. MacVay	109,000
Michael W. McGowan[3]	41,923
Elsie M. Meeks	121,000
Jason A. Meyerhoeffer	109,000
Carol K. Nelson	109,000
Cynthia A. Parker	109,000

1    Mr. Garding was elected to the Board of Directors effective August 30, 2021.

2    Ms. Keeley resigned from the Board of Directors effective November 18, 2021.

3    Mr. McGowan departed from the Board of Directors on May 19, 2021.

In October of 2021, the Compensation Committee approved the Director Fee Policy for 2022. Under the policy, the 2022 Director compensation fees increased from 2021. This policy is listed as an exhibit to this annual report on Form 10-K. Refer to “Item 15. Exhibits and Financial Statement Schedules” for additional information.

Compensation Committee Report

The Compensation Committee reviewed and discussed the 2021 Compensation Discussion and Analysis set forth in Item 11 with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K. The Compensation Committee includes the following individuals:

Compensation Committee
Teresa J. Keegan (Chair)
Chris D. Grimm (Vice Chair)
Douglas L. DeFries
Jon M. Jones
Joe R. Kesler
Elsie M. Meeks
Carol K. Nelson

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents members (or combination of members within the same holding company) holding five percent or more of our outstanding capital stock at February 28, 2022 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
EquiTrust Life Insurance Company	222 W Adams St.	Chicago	IL	1,900	5.6%
Principal Life Insurance Company	711 High St.	Des Moines	IA	1,800	5.3
Principal Bank[1]	655 9th St.	Des Moines	IA	54	0.2
Midland National Life Insurance Company[2]	8300 Mills Civic Parkway	West Des Moines	IA	1,329	3.9
North American Company for Life and Health Insurance[2]	8300 Mills Civic Parkway	West Des Moines	IA	711	2.1
				5,794	17.1
All others				28,297	82.9
Total capital stock				34,091	100.0%

1    Principal Bank is an affiliate of Principal Life Insurance Company.

2    Midland National Life Insurance Company and North American Company for Life and Health Insurance are members within the same holding company that collectively make up five percent or more of our outstanding capital stock.

Additionally, due to the fact that a majority of our Board of Directors is nominated and elected from our membership, these member directors are officers or directors of member institutions that own our capital stock. The following table presents total outstanding capital stock owned by those members who had an officer or director serving on our Board of Directors at February 28, 2022 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
OnPoint Community Credit Union	2701 N.W. Vaughn St.	Portland	OR	95	0.28
Alerus Financial, National Association	401 Demers Avenue	Grand Forks	ND	38	0.11
BankWest, Inc.	420 S. Pierre St.	Pierre	SD	34	0.10
Bank of Utah	2605 Washington Blvd.	Ogden	UT	28	0.08
First Federal Bank & Trust	671 Illinois St.	Sheridan	WY	25	0.07
First Federal Savings Bank of Twin Falls	383 Shoshone Street N	Twin Falls	ID	22	0.06
Finance Factors, Ltd	1164 Bishop St.	Honolulu	HI	20	0.06
Fidelity Bank	7600 Parklawn Ave	Edina	MN	10	0.03
BANK	409 Hwy 61 S	Wapello	IA	7	0.02
Legends Bank	200 E Main St.	Linn	MO	6	0.02
First Montana Bank	201 N Higgins Ave	Missoula	MT	6	0.02
Washington Business Bank	223 5th Ave. SE	Olympia	WA	3	0.01
True North Federal Credit Union	2777 Postal Way	Juneau	AK	2	0.01
				296	0.87
All others				33,795	99.13
Total capital stock				34,091	100.00%

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

For the year ended December 31, 2021, the review and approval of transactions with related persons was governed by our Code. Under the Code, each director is required to disclose to the Board all actual or apparent conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the Board or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the Board is empowered to determine whether an actual conflict exists. In the event the Board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Bank’s General Counsel, CHRO, Chief Audit Executive, or the Board, as appropriate, shall be responsible for interpreting the Code and rendering final rulings regarding violations of this Code.

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
DIRECTOR INDEPENDENCE
General
As of the date of this annual report on Form 10-K, we have 22 directors, all of whom were generally elected by our member institutions in accordance with Finance Agency regulations. All directors are independent of management from the standpoint they are not our employees, officers, or stockholders. Only member institutions can own our capital stock. Thus, our directors do not personally own our stock. In addition, we are required to determine whether our directors are independent under three distinct director independence standards. Finance Agency regulations and the Exchange Act provide independence criteria for directors who serve as members of our Audit Committee. Additionally, SEC rules require our Board of Directors to apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of our directors.
Finance Agency Regulations
The Finance Agency director independence standards prohibit individuals from serving as members of our Audit Committee if they have one or more “disqualifying relationships” with us or our management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by our Board are (i) employment with us at any time during the last five years, (ii) acceptance of compensation from us other than for service as a director, (iii) being a consultant, advisor, promoter, underwriter, or legal counsel for us at any time within the last five years, and (iv) being an immediate family member of an individual who is or who has been, within the past five years, one of our executive officers. The Board assesses the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on our Audit Committee. As of February 28, 2022, all of our directors, including all members of our Audit Committee, were independent under these criteria.

Exchange Act
Section 10A(m) of the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of a reporting company. Under Section 10A(m), in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of February 28, 2022, all of our directors, including all members of our Audit Committee, were independent under these criteria.
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
With regard to our Independent Directors, the Board affirmatively determined Ruth Bennett, Cleon Butterfield, Edward Garding, Amy Johnson, Wan-Chong Kung, Ellen Lamale, Elsie Meeks, Siva Narendra, and Carol Nelson are each independent in accordance with NYSE standards. In concluding our nine Independent Directors are independent under the NYSE rules, the Board first determined all Independent Directors met the objective NYSE independence standards. In further determining none of its Independent Directors had a material relationship with us, the Board noted the Independent Directors are specifically prohibited from being an officer of the Bank or an officer or director of a member.
Our Board has a standing Audit Committee. All Audit Committee members are independent under the Finance Agency’s independence standards and the independence standards under Section 10A(m) of the Exchange Act in accordance with the Housing Act. For the reasons described above, our Board determined none of the current Member Directors serving on the Audit Committee are independent using the NYSE independence standards. The Member Directors serving on the Audit Committee are Steven Bumann, David Ferries, and Russell Lau. Our Board determined, however, the Independent Directors serving on the Audit Committee are independent under the NYSE independence standards. The Independent Directors serving on the Audit Committee are Ruth Bennett, Cleon Butterfield, Edward Garding, and Elsie Meeks.
Compensation Committee
The Board has a standing Compensation Committee. Our Board determined all members of the Compensation Committee are independent under the Finance Agency’s independence standards. For the reasons described above, our Board determined none of the current Member Directors serving on the Compensation Committee are independent using the NYSE independence standards. The Member Directors serving on the Compensation Committee are Douglas DeFries, Chris Grimm, Jon Jones, Teresa Keegan, and Joe Kesler. Our Board determined the Independent Directors serving on the Compensation Committee are independent under the NYSE independence standards. The Independent Directors serving on the Compensation Committee are Elsie Meeks and Carol Nelson.

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
The following table sets forth the aggregate fees billed or to be billed by PwC (dollars in thousands):

	For the Years Ended December 31,
	2021	2020
Audit fees[1]	$918	$1,142
Audit-related fees[2]	76	58
All other fees	1	3
Total	$995	$1,203

1    Represents fees incurred in connection with the annual audit of our financial statements and internal control over financial reporting and quarterly review of our financial statements. In addition to these fees, we incurred assessments of $61 thousand and $55 thousand from the Office of Finance for audit fees on the Combined Financial Report for the years ended December 31, 2021 and 2020.

2    Primarily represents fees for participation in and presentations at conferences and/or technical accounting consultations.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The financial statements are set forth in Item 8 of this annual report on Form 10-K.

(b) Exhibits

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective December 8, 2021[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended, approved by the Federal Housing Finance Agency on May 31, 2015[3]
4.2	Description of Federal Home Loan Bank of Des Moines Capital Stock
10.1	Employment Agreement with Kristina K. Williams, effective January 20, 2020[4]
10.2	Form of Indemnification Agreement
10.3	Joint Capital Enhancement Agreement, as amended, effective August 5, 2011[5]
10.4	Federal Home Loan Bank of Des Moines Seventh Amended and Restated Benefit Equalization Plan, effective January 1, 2021[6]
10.5	Federal Home Loan Bank of Des Moines 2021 Executive Incentive Plan Document, effective January 1, 2021[7]
10.6	2022 Director Fee Policy, effective January 1, 2022[8]
10.7	2021 Director Fee Policy, effective January 1, 2021[6]
10.8	Federal Home Loan Bank of Des Moines Deferral Plan for Directors, effective June 1, 2015[9]
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Federal Home Loan Bank of Des Moines Audit Committee Report
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

1    Incorporated by reference from our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

2    Incorporated by reference from our Form 8-K filed with the SEC on December 14, 2021 (Commission File No. 000-51999).

3    Incorporated by reference from our Form 10-Q filed with the SEC on November 10, 2020 (Commission File No. 000-51999).

4    Incorporated by reference from our Form 8-K/A (Amendment No. 1) filed with the SEC on August 3, 2020 (Commission File No. 000-51999).

5    Incorporated by reference from our Form 8-K filed with the SEC on August 5, 2011 (Commission File No. 000-51999).

6    Incorporated by reference from our Form 10-K filed with the SEC on March 10, 2021 (Commission File No. 000-51999).

7     Incorporated by reference from our Form 8-K filed with the SEC on May 14, 2021 (Commission File No. 000-51999).

8    Incorporated by reference from our Form 8-K filed with the SEC on November 5, 2021 (Commission File No. 000-51999).

9    Incorporated by reference from our Form 10-K filed with the SEC on March 21, 2016 (Commission File No. 000-51999).

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant)
March 9, 2022	By:	/s/ Kristina K. Williams
Kristina K. Williams
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 9, 2022

Signature	Title

Principal Executive Officer:

/s/ Kristina K. Williams	President and Chief Executive Officer
Kristina K. Williams

Principal Financial and Accounting Officer:

/s/ Joelyn R. Jensen-Marren	Executive Vice President and Chief Financial Officer
Joelyn R. Jensen-Marren

Signature	Title

Directors:

/s/ Ellen Z. Lamale	Chair of the Board of Directors
Ellen Z. Lamale

/s/ Karl A. Bollingberg	Vice Chair of the Board of Directors
Karl A. Bollingberg

/s/ Ruth B. Bennett	Director
Ruth B. Bennett

/s/ Steven L. Bumann	Director
Steven L. Bumann

/s/ Cleon P. Butterfield	Director
Cleon P. Butterfield

/s/ Douglas L. DeFries	Director
Douglas L. DeFries

/s/ David J. Ferries	Director
David J. Ferries

/s/ Edward A. Garding	Director
Edward A. Garding

/s/ Chris D. Grimm	Director
Chris D. Grimm

/s/ James W. Hunt	Director
James W. Hunt

/s/ Amy K. Johnson	Director
Amy K. Johnson

/s/ Jon M. Jones	Director
Jon M. Jones

/s/ Teresa J. Keegan	Director
Teresa J. Keegan

/s/ Joe R. Kesler	Director
Joe R. Kesler

/s/ John A. Klebba	Director
John A. Klebba

/s/ Wan-Chong Kung	Director
Wan-Chong Kung

/s/ Russell J. Lau	Director
Russell J. Lau

Signature	Title

/s/ Lauren M. MacVay	Director
Lauren M. MacVay

/s/ Elsie M. Meeks	Director
Elsie M. Meeks

/s/ Jason A. Meyerhoeffer	Director
Jason A. Meyerhoeffer

/s/ Siva G. Narendra	Director
Siva G. Narendra

/s/ Carol K. Nelson	Director
Carol K. Nelson