Form 10-Q
period 2022-03-31
Federal Home Loan Bank of Des Moines
filed 2022-05-10
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2022
Class B Stock, par value $100	36,648,873

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$71	$295
Interest-bearing deposits (Note 3)	947	416
Securities purchased under agreements to resell (Note 3)	10,750	12,450
Federal funds sold (Note 3)	6,200	4,690
Investment securities (Note 3)
Trading securities	2,335	1,169
Available-for-sale securities (amortized cost of $13,106 and $13,301)	13,133	13,389
Held-to-maturity securities (fair value of $1,298 and $1,405)	1,256	1,328
Total investment securities	16,724	15,886
Advances (Note 4)	44,773	44,111
Mortgage loans held for portfolio, net of allowance for credit losses of $3 and $1 (Note 5)	7,702	7,578
Accrued interest receivable	99	84
Derivative assets, net (Note 6)	346	221
Other assets, net	125	121
TOTAL ASSETS	$87,737	$85,852
LIABILITIES
Deposits
Interest-bearing	$1,713	$1,718
Non-interest-bearing	95	129
Total deposits	1,808	1,847
Consolidated obligations (Note 7)
Discount notes (includes $20,363 and $22,348 at fair value held under fair value option)	36,743	22,348
Bonds	42,463	55,205
Total consolidated obligations	79,206	77,553
Mandatorily redeemable capital stock (Note 8)	18	29
Accrued interest payable	97	97
Affordable Housing Program payable	126	131
Derivative liabilities, net (Note 6)	6	3
Other liabilities	531	354
TOTAL LIABILITIES	81,792	80,014
Commitments and contingencies (Note 10)
CAPITAL (Note 8)
Capital stock - Class B putable ($100 par value); 36 and 34 issued and outstanding shares	3,523	3,364
Retained earnings
Unrestricted	1,773	1,773
Restricted	628	617
Total retained earnings	2,401	2,390
Accumulated other comprehensive income (loss)	21	84
TOTAL CAPITAL	5,945	5,838
TOTAL LIABILITIES AND CAPITAL	$87,737	$85,852

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
INTEREST INCOME
Advances	$111	$131
Interest-bearing deposits	1	—
Securities purchased under agreements to resell	1	1
Federal funds sold	3	1
Trading securities	7	12
Available-for-sale securities	30	36
Held-to-maturity securities	6	7
Mortgage loans held for portfolio	53	53
Total interest income	212	241
INTEREST EXPENSE
Consolidated obligations - Discount notes	14	5
Consolidated obligations - Bonds	99	126
Total interest expense	113	131
NET INTEREST INCOME	99	110
Provision (reversal) for credit losses on mortgage loans	2	(1)
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	97	111
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(41)	(22)
Net gains (losses) on financial instruments held under fair value option	22	—
Net gains (losses) on derivatives	16	17
Standby letter of credit fees	2	3
Other, net	1	4
Total other income (loss)	—	2
OTHER EXPENSE
Compensation and benefits	18	21
Contractual services	5	4
Professional fees	3	4
Other operating expenses	4	5
Federal Housing Finance Agency	3	2
Office of Finance	2	2
Other, net	2	2
Total other expense	37	40
NET INCOME BEFORE ASSESSMENTS	60	73
Affordable Housing Program assessments	6	7
NET INCOME	$54	$66

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Net income	$54	$66
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	(61)	52
Pension and postretirement benefits	(2)	—
Total other comprehensive income (loss)	(63)	52
TOTAL COMPREHENSIVE INCOME (LOSS)	$(9)	$118

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2020	34	$3,341	$1,775	$576	$2,351	$48	$5,740
Comprehensive income (loss)	—	—	53	13	66	52	118
Proceeds from issuance of capital stock	7	719	—	—	—	—	719
Repurchases/redemptions of capital stock	(6)	(525)	—	—	—	—	(525)
Cash dividends on capital stock	—	—	(40)	—	(40)	—	(40)
BALANCE, MARCH 31, 2021	35	$3,535	$1,788	$589	$2,377	$100	$6,012

BALANCE, DECEMBER 31, 2021	34	$3,364	$1,773	$617	$2,390	$84	$5,838
Comprehensive income (loss)	—	—	43	11	54	(63)	(9)
Proceeds from issuance of capital stock	10	987	—	—	—	—	987
Repurchases/redemptions of capital stock	(8)	(827)	—	—	—	—	(827)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Cash dividends on capital stock	—	—	(43)	—	(43)	—	(43)
BALANCE, MARCH 31, 2022	36	$3,523	$1,773	$628	$2,401	$21	$5,945

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$54	$66
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization/(accretion)	9	18
Net (gains) losses on trading securities	41	22
Net (gains) losses on financial instruments held under fair value option	(22)	—
Net change in derivatives and hedging activities	667	248
Other adjustments, net	2	13
Net change in:
Accrued interest receivable	(18)	(12)
Other assets	2	(4)
Accrued interest payable	—	8
Other liabilities	(13)	(5)
Total adjustments	668	288
Net cash provided by (used in) operating activities	722	354
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(674)	108
Securities purchased under agreements to resell	1,700	1,300
Federal funds sold	(1,510)	(3,400)
Trading securities
Proceeds from maturities and paydowns	91	2,105
Purchases	(1,298)	(600)
Available-for-sale securities
Proceeds from maturities and paydowns	899	585
Purchases	(791)	(18)
Held-to-maturity securities
Proceeds from maturities and paydowns	71	135
Advances
Repaid	34,229	24,171
Originated	(35,437)	(25,419)
Mortgage loans held for portfolio
Principal collected	330	811
Purchased	(467)	(489)
Other investing activities, net	(4)	—
Net cash provided by (used in) investing activities	(2,861)	(711)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
FINANCING ACTIVITIES
Net change in deposits	7	75
Net proceeds from issuance of consolidated obligations
Discount notes	83,926	67,278
Bonds	8,734	15,897
Payments for maturing and retiring consolidated obligations
Discount notes	(69,521)	(70,724)
Bonds	(21,336)	(13,030)
Proceeds from issuance of capital stock	987	719
Payments for repurchases/redemptions of capital stock	(827)	(525)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(12)	(16)
Cash dividends paid	(43)	(40)
Net cash provided by (used in) financing activities	1,915	(366)
Net increase (decrease) in cash and due from banks	(224)	(723)
Cash and due from banks at beginning of the period	295	978
Cash and due from banks at end of the period	$71	$255

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$116	$154
Affordable Housing Program payments	11	9
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	4	6
Traded but not settled investment security purchases	473	—

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

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2021, which are contained in the Bank’s 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 9, 2022 (2021 Form 10-K).

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of results for the interim periods. The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the three months ended March 31, 2022. Descriptions of all significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in the 2021 Form 10-K.

Note 2 — Recently Adopted and Issued Accounting Guidance

Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02)

On March 31, 2022, the Financial Accounting Standards Board (FASB) issued guidance eliminating the accounting requirements for troubled debt restructurings by creditors that have adopted the current expected credit losses methodology, while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Additionally, this guidance requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases. This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2023. Early adoption is permitted. The Bank is in the process of evaluating this guidance and its effect on the Bank’s financial condition, results of operations, or cash flows has not yet been determined.

Fair Value Hedging – Portfolio Layer Method (ASU 2022-01)

On March 28, 2022, the FASB issued guidance expanding the current last-of-layer method to apply fair value hedging by allowing multiple hedged layers of a single closed portfolio under the method. To reflect that expansion, the last-of-layer method is renamed “the portfolio layer method”. Among other things, this guidance (i) expands the scope of the portfolio layer method to include non-prepayable assets, (ii) specifies eligible hedging instruments in a single-layer hedge, (iii) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method, and (iv) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. This guidance becomes effective for the interim and annual periods beginning on January 1, 2023. Early adoption is permitted. The Bank does not currently utilize the last-of-layer hedging method and therefore this guidance is not expected to have any impact on the Bank’s financial condition, results of operations, or cash flows.

Reference Rate Reform (ASU 2020-04)

On March 12, 2020, the FASB issued temporary guidance to ease the potential burden in accounting for reference rate reform related to the transition from LIBOR. The guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform, if certain criteria are met. These transactions include contract modifications, hedging relationships, and the sale/transfer of held-to-maturity (HTM) debt securities. This guidance became effective immediately and remains in effect until December 31, 2022. The Bank continues to evaluate the impact of the guidance and anticipates electing the applicable optional expedients as reference rate activities occur. The effect, if any, of this guidance and these activities on the Bank’s financial condition, results of operations, or cash flows depends on the nature of the transactions and market conditions at the time any election is made.

Note 3 — Investments

The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, and makes other investments in debt securities, which are classified as either trading, available-for-sale (AFS), or HTM.

INTEREST-BEARING DEPOSITS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND FEDERAL FUNDS SOLD

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO). At March 31, 2022 and December 31, 2021, none of these investments were with counterparties rated below triple-B; however, as of March 31, 2022, approximately six percent were secured securities purchased under agreements to resell with unrated counterparties. At December 31, 2021, the Bank held no unrated investments. These NRSRO ratings may differ from any internal ratings of the investments by the Bank.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At March 31, 2022 and December 31, 2021, no allowance for credit losses was recorded for interest-bearing deposits and federal funds sold, as all assets were repaid or expected to be repaid according to their contractual terms. The carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of less than $1 million at both March 31, 2022 and December 31, 2021.

Securities purchased under agreements to resell are secured, short-term, and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at March 31, 2022 and December 31, 2021. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of less than $1 million at both March 31, 2022 and December 31, 2021.

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

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	March 31, 2022	December 31, 2021
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$1,780	$496
Other U.S. obligations[1]	92	102
GSE and Tennessee Valley Authority obligations	55	60
Other[2]	190	201
Total non-mortgage-backed securities	2,117	859
Mortgage-backed securities
GSE multifamily	218	310
Total fair value	$2,335	$1,169

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

2    Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

The following table summarizes the components of “Net gains (losses) on trading securities” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended
	March 31,
	2022	2021
Net unrealized gains (losses) on trading securities held at period-end	$(40)	$(22)
Net gains (losses) on trading securities no longer held at period-end	(1)	—
Net gains (losses) on trading securities	$(41)	$(22)

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	March 31, 2022
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$1,046	$5	$(1)	$1,050
GSE and Tennessee Valley Authority obligations	559	19	—	578
State or local housing agency obligations	492	—	(3)	489
Other[3]	265	9	—	274
Total non-mortgage-backed securities	2,362	33	(4)	2,391
Mortgage-backed securities
U.S. obligations single-family[2]	2,717	9	(1)	2,725
GSE single-family	251	3	—	254
GSE multifamily	7,776	16	(29)	7,763
Total mortgage-backed securities	10,744	28	(30)	10,742
Total	$13,106	$61	$(34)	$13,133

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $23 million at March 31, 2022.

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

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $28 million at December 31, 2021.

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

	March 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$53	$—	$95	$(1)	$148	$(1)
State or local housing agency obligations	2	—	452	(3)	454	(3)
Total non-mortgage-backed securities	55	—	547	(4)	602	(4)
Mortgage-backed securities
U.S. obligations single-family[1]	527	(1)	81	—	608	(1)
GSE single-family	9	—	—	—	9	—
GSE multifamily	1,636	(21)	2,864	(8)	4,500	(29)
Total mortgage-backed securities	2,172	(22)	2,945	(8)	5,117	(30)
Total	$2,227	$(22)	$3,492	$(12)	$5,719	$(34)

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

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	March 31, 2022		December 31, 2021
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$78	$79	$422	$422
Due after one year through five years	1,434	1,444	1,538	1,548
Due after five years through ten years	317	322	348	356
Due after ten years	533	546	566	589
Total non-mortgage-backed securities	2,362	2,391	2,874	2,915
Mortgage-backed securities	10,744	10,742	10,427	10,474
Total	$13,106	$13,133	$13,301	$13,389

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	March 31, 2022
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$373	$42	$—	$415
State or local housing agency obligations	184	1	(1)	184
Total non-mortgage-backed securities	557	43	(1)	599
Mortgage-backed securities
U.S. obligations single-family[2]	2	—	—	2
GSE single-family	693	2	(2)	693
Private-label	4	—	—	4
Total mortgage-backed securities	699	2	(2)	699
Total	$1,256	$45	$(3)	$1,298

	December 31, 2021
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$374	$71	$—	$445
State or local housing agency obligations	187	1	(1)	187
Total non-mortgage-backed securities	561	72	(1)	632
Mortgage-backed securities
U.S. obligations single-family[2]	2	—	—	2
GSE single-family	760	6	—	766
Private-label	5	—	—	5
Total mortgage-backed securities	767	6	—	773
Total	$1,328	$78	$(1)	$1,405

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $10 million and $5 million at March 31, 2022 and December 31, 2021.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	March 31, 2022		December 31, 2021
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after one year through five years	$256	$272	$257	$287
Due after five years through ten years	194	198	196	204
Due after ten years	107	129	108	141
Total non-mortgage-backed securities	557	599	561	632
Mortgage-backed securities	699	699	767	773
Total	$1,256	$1,298	$1,328	$1,405

ALLOWANCE FOR CREDIT LOSSES ON AFS AND HTM SECURITIES

The Bank evaluates AFS and HTM investment securities for credit losses on a quarterly basis. The Bank’s AFS and HTM securities may include, but are not limited to, certificates of deposit, commercial paper, U.S. obligations, GSE and Tennessee Valley Authority (TVA) obligations, state or local housing agency obligations, taxable municipal bonds, and mortgage-backed securities (MBS). The Bank only purchases securities considered investment quality. At both March 31, 2022 and December 31, 2021, over 99 percent of the Bank’s AFS and HTM securities, based on amortized cost, were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These NRSRO ratings may differ from any internal ratings of the securities by the Bank.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At March 31, 2022 and December 31, 2021, certain AFS securities held by the Bank were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. In addition, substantially all of these securities are high-quality GSE securities or carry an explicit government guarantee. As a result, no allowance for credit losses was recorded on these AFS securities at March 31, 2022 and December 31, 2021.

The Bank evaluates its HTM securities for impairment on a collective, or pooled, basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. At March 31, 2022 and December 31, 2021, the Bank had no allowance for credit losses recorded on its HTM securities because the securities: (i) were all highly-rated, (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of U.S. obligations and GSE and TVA obligations, are high-quality and may carry an explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Note 4 — Advances

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	March 31, 2022		December 31, 2021
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$5	1.53%	$—	—%
Due in one year or less	13,892	1.28	12,441	1.18
Due after one year through two years	5,993	1.79	7,415	1.72
Due after two years through three years	11,401	1.16	9,956	1.04
Due after three years through four years	3,975	1.01	4,939	0.94
Due after four years through five years	6,613	1.16	6,275	0.95
Thereafter	3,468	2.15	3,113	2.07
Total par value	45,347	1.34%	44,139	1.24%
Premiums	12		14
Discounts	(1)		(2)
Fair value hedging adjustments	(585)		(40)
Total	$44,773		$44,111

1    Excludes accrued interest receivable of $18 million and $13 million at March 31, 2022 and December 31, 2021.

The following table summarizes advances by year of redemption term or next call date for callable advances, and by year of redemption term or next put date for putable advances (dollars in millions):

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Overdrawn demand deposit accounts	$5	$—	$5	$—
Due in one year or less	26,288	24,690	14,733	13,270
Due after one year through two years	4,895	6,253	5,986	7,429
Due after two years through three years	5,691	4,429	10,578	9,173
Due after three years through four years	1,352	2,357	3,975	4,889
Due after four years through five years	3,624	3,273	6,613	6,276
Thereafter	3,492	3,137	3,457	3,102
Total par value	$45,347	$44,139	$45,347	$44,139
The Bank offers advances to members and eligible housing associates that may be prepaid on predetermined dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At March 31, 2022 and December 31, 2021, the Bank had callable advances outstanding totaling $13.6 billion and $13.4 billion.

The Bank also holds putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise dates. Generally, these put options are exercised when interest rates increase relative to contractual rates. At March 31, 2022 and December 31, 2021, the Bank had putable advances outstanding totaling $1.0 billion and $1.1 billion.

PREPAYMENT FEES

The Bank generally charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. For certain advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of the hedged item fair value hedging adjustments, if applicable, in advance interest income on the Statements of Income. The Bank recorded net prepayment fees on advances of $6 million and $17 million for the three months ended March 31, 2022 and 2021.

ADVANCE CONCENTRATIONS

The Bank’s advances are primarily concentrated in commercial banks and insurance companies. At March 31, 2022, the Bank had outstanding advances of $4.6 billion to EquiTrust Life Insurance Company, which represented 10 percent of the total principal amount of outstanding advances. At December 31, 2021, the Bank did not have any members who individually held 10 percent or more of the Bank’s advances.

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
Under a blanket pledge agreement, the Bank is granted a security interest in all financial assets of the borrower to fully secure the borrower’s obligation. Other than securities and cash deposits, the Bank does not initially take delivery of collateral from blanket pledge agreement borrowers. In the event of a default or a deterioration in the financial condition of a blanket pledge agreement borrower, the Bank has the ability to require delivery of pledged collateral sufficient to secure the borrower’s obligation. With respect to non-blanket pledge agreement borrowers that are federally insured, the Bank generally requires collateral to be specifically assigned. With respect to non-blanket pledge agreement borrowers that are not federally insured (typically insurance companies, CDFIs, and housing associates), the Bank generally takes control of collateral through the delivery of cash, securities, or loans to the Bank or its custodians.

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its advances. At March 31, 2022 and December 31, 2021, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, as applicable, in excess of its outstanding advances.

At March 31, 2022 and December 31, 2021, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. The Bank considers an advance past due for financial reporting purposes if a default of contractual principal or interest exists for a period of 30 days or more. In addition, there were no troubled debt restructurings (TDRs) related to advances during the three months ended March 31, 2022 and 2021.

The Bank has never experienced a credit loss on its advances. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on its advances as of March 31, 2022 and December 31, 2021.

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

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	March 31, 2022	December 31, 2021
Fixed rate, long-term single-family mortgage loans	$6,483	$6,307
Fixed rate, medium-term[1] single-family mortgage loans	1,129	1,172
Total unpaid principal balance	7,612	7,479
Premiums	95	96
Discounts	(3)	(2)
Basis adjustments from mortgage loan purchase commitments	1	6
Total mortgage loans held for portfolio[2]	7,705	7,579
Allowance for credit losses	(3)	(1)
Total mortgage loans held for portfolio, net	$7,702	$7,578

1    Medium-term is defined as an original term of 15 years or less.

2    Excludes accrued interest receivable of $35 million and $34 million at March 31, 2022 and December 31, 2021.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	March 31, 2022	December 31, 2021
Conventional mortgage loans	$7,206	$7,063
Government-insured mortgage loans	406	416
Total unpaid principal balance	$7,612	$7,479

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

The following tables present the payment status for conventional mortgage loans (dollars in millions):

	March 31, 2022
	Origination Year
	Prior to 2018	2018 to 2022	Total
Past due 30 - 59 days	$22	$18	$40
Past due 60 - 89 days	6	3	9
Past due 90 - 179 days	7	1	8
Past due 180 days or more	14	2	16
Total past due mortgage loans	49	24	73
Total current mortgage loans	2,018	5,200	7,218
Total amortized cost of mortgage loans[1]	$2,067	$5,224	$7,291

	December 31, 2021
	Origination Year
	Prior to 2017	2017 to 2021	Total
Past due 30 - 59 days	$19	$17	$36
Past due 60 - 89 days	5	3	8
Past due 90 - 179 days	7	2	9
Past due 180 days or more	16	3	19
Total past due mortgage loans	47	25	72
Total current mortgage loans	1,826	5,257	7,083
Total amortized cost of mortgage loans[1]	$1,873	$5,282	$7,155

1    Amortized cost represents the unpaid principal balance adjusted for unamortized premiums, discounts, price adjustment fees, basis adjustments, and direct write-downs. Amortized cost excludes accrued interest receivable.

The following tables present other delinquency statistics for mortgage loans (dollars in millions):

	March 31, 2022
Amortized Cost	Conventional	Government-Insured	Total
In process of foreclosure[1]	$7	$1	$8
Serious delinquency rate[2]	—%	2%	—%
Past due 90 days or more and still accruing interest[3]	$—	$7	$7
Non-accrual mortgage loans[4]	$60	$—	$60

	December 31, 2021
Amortized Cost	Conventional	Government- Insured	Total
In process of foreclosure[1]	$4	$1	$5
Serious delinquency rate[2]	—%	3%	1%
Past due 90 days or more and still accruing interest[3]	$—	$11	$11
Non-accrual mortgage loans[4]	$86	$—	$86

1    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.

2    Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total mortgage loans. Serious delinquency rate on conventional loans was less than one percent at both March 31, 2022 and December 31, 2021.

3    Represents government-insured mortgage loans that are 90 days or more past due.

4    Represents conventional mortgage loans that are 90 days or more past due or for which the collection of interest or principal is doubtful. At March 31, 2022 and December 31, 2021, $48 million and $74 million of conventional mortgage loans on non-accrual status were evaluated individually and do not have a related allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral is greater than the amortized cost of the loans.

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

For individually evaluated loans, the Bank uses the practical expedient for collateral dependent assets. A mortgage loan is considered collateral dependent when repayment is expected to be provided solely by the sale of the underlying collateral. The Bank estimates the fair value of this collateral using a property valuation model. The expected credit loss of a collateral dependent mortgage loan is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs and expected proceeds from primary mortgage insurance (PMI). The Bank records a direct charge-off of the loan balance if certain triggering criteria are met. Expected recoveries of prior charge-offs are included in the allowance for credit losses.

At March 31, 2022 and December 31, 2021, the Bank’s allowance for credit losses on conventional mortgage loans was $3 million and $1 million. During the three months ended March 31, 2022, the Bank projected an increase in expected credit losses on collectively evaluated loans due primarily to an upward revision in forecasted mortgage rates and a deceleration in forecasted regional home price appreciation. These increased expected credit losses were coupled with a decline in expected recoveries on individually evaluated loans.

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

The Bank has never experienced a credit loss on its government-insured mortgage loans. At March 31, 2022 and December 31, 2021, the Bank assessed its servicers and determined there was no expectation that a servicer would fail to remit payments due until paid in full. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at March 31, 2022 and December 31, 2021. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

The Bank may have the following types of hedged items:

•investment securities;

•advances;
•mortgage loans;
•consolidated obligations; and
•firm commitments.

For additional information on the Bank’s derivative and hedging accounting policies, see “Note 1 — Summary of Significant Accounting Policies” in the 2021 Form 10-K.

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	March 31, 2022			December 31, 2021
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$41,033	$111	$167	$57,502	$68	$136
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	23,502	2	24	23,664	7	43
Forward settlement agreements (TBAs)	153	2	—	115	—	—
Mortgage loan purchase commitments	154	—	2	115	—	—
Total derivatives not designated as hedging instruments	23,809	4	26	23,894	7	43
Total derivatives before netting and collateral adjustments	$64,842	115	193	$81,396	75	179
Netting adjustments and cash collateral[1]		231	(187)		146	(176)
Total derivative assets and derivative liabilities		$346	$6		$221	$3

1     Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral, including accrued interest, held or placed with the same clearing agent and/or counterparty. At March 31, 2022 and December 31, 2021, cash collateral, including accrued interest, posted by the Bank was $485 million and $342 million. At March 31, 2022 and December 31, 2021, the Bank held cash collateral, including accrued interest, from clearing agents or counterparties of $67 million and $20 million.

The following tables summarize the net gains (losses) on qualifying and discontinued fair value hedging relationships recorded in net interest income, including the net interest settlements on derivatives, as well as total income (expense) by hedged product recorded on the Statements of Income (dollars in millions):

	For the Three Months Ended March 31, 2022
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$111	$30	$(99)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$506	$250	$(118)
Hedged items[3]	(545)	(271)	127
Net gains (losses) on fair value hedging relationships	$(39)	$(21)	$9

	For the Three Months Ended March 31, 2021
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$131	$36	$(126)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$199	$173	$(7)
Hedged items[3]	(253)	(203)	43
Net gains (losses) on fair value hedging relationships	$(54)	$(30)	$36

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
3    Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	March 31, 2022
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$17,603	$6,708	$17,570
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(552)	$(198)	$(117)
Basis adjustments for discontinued hedging relationships included in amortized cost	(33)	—	(4)
Total amount of fair value hedging adjustments	$(585)	$(198)	$(121)

	December 31, 2021
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$17,598	$6,547	$34,271
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(54)	$73	$11
Basis adjustments for discontinued hedging relationships included in amortized cost	14	—	(5)
Total amount of fair value hedging adjustments	$(40)	$73	$6

1    Represents the portion of amortized cost designated as a hedged item in an active or discontinued fair value hedging relationship.

The following table summarizes the components of “Net gains (losses) on derivatives” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended
	March 31,
	2022	2021
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$17	$21
Forward settlement agreements (TBAs)	7	3
Mortgage loan purchase commitments	(7)	(3)
Net interest settlements	(1)	(4)
Net gains (losses) on derivatives	$16	$17

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The Bank had no uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at March 31, 2022. As such, the Bank was not required to post collateral in the normal course of business.
For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Bank utilizes one Clearinghouse, CME Clearing, for all cleared derivative transactions. CME Clearing notifies the clearing agent of the required initial margin and daily variation margin requirements, and the clearing agent in turn notifies the Bank.

The Clearinghouse determines initial margin requirements which are considered cash collateral. Generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at March 31, 2022. Variation margin requirements with CME Clearing are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

OFFSETTING OF DERIVATIVE ASSETS AND DERIVATIVE LIABILITIES

The Bank presents derivative instruments, related cash collateral received or pledged, and associated accrued interest on a net basis by clearing agent and/or by counterparty when it has met the netting requirements. Additional information regarding these agreements is provided in “Note 1 — Summary of Significant Accounting Policies” in the 2021 Form 10-K.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	March 31, 2022
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$114	$(111)	$—	$3
Cleared derivatives	1	342	—	343
Total	$115	$231	$—	$346
Derivative Liabilities
Uncleared derivatives	$152	$(148)	$2	$6
Cleared derivatives	39	(39)	—	—
Total	$191	$(187)	$2	$6

	December 31, 2021
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$74	$(73)	$—	$1
Cleared derivatives	1	219	—	220
Total	$75	$146	$—	$221
Derivative Liabilities
Uncleared derivatives	$172	$(170)	$—	$2
Cleared derivatives	7	(6)	—	1
Total	$179	$(176)	$—	$3

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

    Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At March 31, 2022 and December 31, 2021, the total par value of outstanding consolidated obligations of the FHLBanks was $699.5 billion and $652.9 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	March 31, 2022		December 31, 2021
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$36,800	0.32%	$22,355	0.08%
Discounts and concessions[1]	(34)		(6)
Fair value option adjustments	(23)		(1)
Total	$36,743		$22,348

1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	March 31, 2022		December 31, 2021
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$26,516	0.52%	$38,778	0.30%
Due after one year through two years	3,705	2.17	3,928	2.06
Due after two years through three years	5,039	2.36	5,073	2.41
Due after three years through four years	937	1.94	1,010	2.11
Due after four years through five years	1,124	2.07	1,185	1.97
Thereafter	5,157	2.25	5,105	2.27
Total par value	42,478	1.16%	55,079	0.87%
Premiums	123		138
Discounts and concessions[1]	(17)		(17)
Fair value hedging adjustments	(121)		5
Total	$42,463		$55,205

1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	March 31, 2022	December 31, 2021
Non-callable or non-putable	$36,332	$49,422
Callable	6,146	5,657
Total par value	$42,478	$55,079

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

Year of Contractual Maturity or Next Call Date	March 31, 2022	December 31, 2021
Due in one year or less	$32,329	$44,071
Due after one year through two years	3,655	3,908
Due after two years through three years	3,522	3,831
Due after three years through four years	677	805
Due after four years through five years	692	753
Thereafter	1,603	1,711
Total par value	$42,478	$55,079

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

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At both March 31, 2022 and December 31, 2021, the Bank’s excess capital stock outstanding was less than $1 million.

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

The following tables summarize changes in MRCS (dollars in millions):

	For the Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$29	$52
Capital stock reclassified to (from) MRCS, net	1	—
Net payments for repurchases/redemptions of MRCS	(12)	(16)
Balance, end of period	$18	$36

The following table summarizes the Bank’s MRCS by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	March 31, 2022	December 31, 2021
Due in one year or less	$—	$10
Due after one year through two years	1	1
Due after three years through four years	8	1
Due after four years through five years	1	9
Past contractual redemption date due to outstanding activity with the Bank	8	8
Total	$18	$29

1    At the Bank’s election, MRCS may be redeemed prior to the expiration of the five year redemption period that commences on the date of the notice of redemption.

RESTRICTED RETAINED EARNINGS

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of its average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends. At March 31, 2022 and December 31, 2021, the Bank’s restricted retained earnings account totaled $628 million and $617 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in accumulated other comprehensive income (loss) (AOCI) (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 3)	Pension and postretirement benefits	Total AOCI
Balance, December 31, 2020	$52	$(4)	$48
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	52	—	52
Net current period other comprehensive income (loss)	52	—	52
Balance, March 31, 2021	$104	$(4)	$100

Balance, December 31, 2021	$88	$(4)	$84
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(61)	—	(61)
Reclassifications from AOCI to net income
Amortization - pension and postretirement	—	(2)	(2)
Net current period other comprehensive income (loss)	(61)	(2)	(63)
Balance, March 31, 2022	$27	$(6)	$21

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

•Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at March 31, 2022 and December 31, 2021.

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

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	March 31, 2022		December 31, 2021
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$570	$5,942	$585	$5,783
Regulatory capital	$3,509	$5,942	$3,434	$5,783
Leverage capital	$4,387	$8,913	$4,293	$8,675
Capital-to-assets ratio	4.00%	6.77%	4.00%	6.74%
Capital stock-to-assets ratio	2.00%	4.00%	2.00%	4.08%
Leverage ratio	5.00%	10.16%	5.00%	10.10%

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. The Bank had no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2022 and 2021.

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

	March 31, 2022
		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$71	$71	$—	$—	$—	$71
Interest-bearing deposits	947	—	947	—	—	947
Securities purchased under agreements to resell	10,750	—	10,750	—	—	10,750
Federal funds sold	6,200	—	6,200	—	—	6,200
Trading securities	2,335	—	2,335	—	—	2,335
Available-for-sale securities	13,133	—	13,133	—	—	13,133
Held-to-maturity securities	1,256	—	1,294	4	—	1,298
Advances	44,773	—	44,755	—	—	44,755
Mortgage loans held for portfolio, net	7,702	—	7,508	52	—	7,560
Accrued interest receivable	99	—	99	—	—	99
Derivative assets, net	346	—	115	—	231	346
Other assets	40	40	—	—	—	40
Liabilities
Deposits	(1,808)	—	(1,808)	—	—	(1,808)
Consolidated obligations
Discount notes	(36,743)	—	(36,741)	—	—	(36,741)
Bonds	(42,463)	—	(42,147)	—	—	(42,147)
Total consolidated obligations	(79,206)	—	(78,888)	—	—	(78,888)
MRCS	(18)	(18)	—	—	—	(18)
Accrued interest payable	(97)	—	(97)	—	—	(97)
Derivative liabilities, net	(6)	—	(193)	—	187	(6)

1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments (dollars in millions):

	December 31, 2021
		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$295	$295	$—	$—	$—	$295
Interest-bearing deposits	416	—	416	—	—	416
Securities purchased under agreements to resell	12,450	—	12,450	—	—	12,450
Federal funds sold	4,690	—	4,690	—	—	4,690
Trading securities	1,169	—	1,169	—	—	1,169
Available-for-sale securities	13,389	—	13,389	—	—	13,389
Held-to-maturity securities	1,328	—	1,400	5	—	1,405
Advances	44,111	—	44,397	—	—	44,397
Mortgage loans held for portfolio, net	7,578	—	7,694	81	—	7,775
Accrued interest receivable	84	—	84	—	—	84
Derivative assets, net	221	—	75	—	146	221
Other assets	44	44	—	—	—	44
Liabilities
Deposits	(1,847)	—	(1,847)	—	—	(1,847)
Consolidated obligations
Discount notes	(22,348)	—	(22,348)	—	—	(22,348)
Bonds	(55,205)	—	(55,581)	—	—	(55,581)
Total consolidated obligations	(77,553)	—	(77,929)	—	—	(77,929)
MRCS	(29)	(29)	—	—	—	(29)
Accrued interest payable	(97)	—	(97)	—	—	(97)
Derivative liabilities, net	(3)	—	(179)	—	176	(3)

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

As of March 31, 2022 and December 31, 2021, multiple prices were received for the majority of the Bank’s trading and AFS investment securities. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The Bank’s discounted cash flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). The Bank uses the following inputs for measuring the fair value of interest-related derivatives:

•Discount rate assumption. The Bank utilizes the federal funds overnight index swap (OIS) or Secured Overnight Financing Rate (SOFR) swap curve depending on the terms of the derivative agreement.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	March 31, 2022
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S. Treasury obligations	$—	$1,780	$—	$—	$1,780
Other U.S. obligations	—	92	—	—	92
GSE and TVA obligations	—	55	—	—	55
Other non-MBS	—	190	—	—	190
GSE multifamily MBS	—	218	—	—	218
Total trading securities	—	2,335	—	—	2,335
Available-for-sale securities
Other U.S. obligations	—	1,050	—	—	1,050
GSE and TVA obligations	—	578	—	—	578
State or local housing agency obligations	—	489	—	—	489
Other non-MBS	—	274	—	—	274
U.S. obligations single-family MBS	—	2,725	—	—	2,725
GSE single-family MBS	—	254	—	—	254
GSE multifamily MBS	—	7,763	—	—	7,763
Total available-for-sale securities	—	13,133	—	—	13,133
Derivative assets, net
Interest-rate related	—	113	—	231	344
Forward settlement agreements (TBAs)	—	2	—	—	2
Total derivative assets, net	—	115	—	231	346
Other assets	40	—	—	—	40
Total recurring assets at fair value	$40	$15,583	$—	$231	$15,854
Liabilities
Discount notes[2]	$—	$(20,363)	$—	$—	$(20,363)
Derivative liabilities, net
Interest-rate related	—	(191)	—	187	(4)
Mortgage loan purchase commitments	—	(2)	—	—	(2)
Total derivative liabilities, net	—	(193)	—	187	(6)
Total recurring liabilities at fair value	$—	$(20,556)	$—	$187	$(20,369)

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

FAIR VALUE ON A NON-RECURRING BASIS

    The Bank measures certain impaired mortgage loans held for portfolio at Level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. At March 31, 2022 and December 31, 2021, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $1 million and $4 million. These fair values were as of the date the fair value adjustment was recorded during the three months ended March 31, 2022 and year ended December 31, 2021.

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

For the three months ended March 31, 2022, net gains on financial instruments held at fair value (i.e., discount notes) were $22 million. The Bank did not have any fair value option financial instruments outstanding during the three months ended March 31, 2021. At March 31, 2022, the Bank determined no credit risk adjustments for nonperformance were necessary. In determining that no credit risk adjustments were necessary, the Bank considered the following factors:

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

The following tables summarize the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected (dollars in millions):

	March 31, 2022
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$20,409	$20,363	$(46)

	December 31, 2021
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$22,355	$22,348	$(7)

Note 10 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At March 31, 2022 and December 31, 2021, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was $620.2 billion and $575.5 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	March 31, 2022			December 31, 2021
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1,2]	$7,300	$71	$7,371	$8,159
Standby bond purchase agreements[2]	189	239	428	497
Commitments to purchase mortgage loans	154	—	154	115
Commitments to issue discount notes	870	—	870	—
Commitments to fund advances[2]	766	4	770	1,728

1    Excludes commitments to issue standby letters of credit, when applicable. At both March 31, 2022 and December 31, 2021, the Bank had no commitments to issue standby letters of credit.

2    The Bank has deemed it unnecessary to record any liability for credit losses on these agreements at March 31, 2022 and December 31, 2021.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The original terms of standby letters of credit outstanding at March 31, 2022 range from less than one month to seven years, currently no later than 2028. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” on the Statements of Condition and amounted to $2 million at both March 31, 2022 and December 31, 2021.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district pursuant to which, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. At March 31, 2022, the Bank had standby bond purchase agreements with seven housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2024. During both the three months ended March 31, 2022 and 2021, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at March 31, 2022 and December 31, 2021 is reported in “Note 6 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Commitments to Issue Discount Notes. The Bank enters into commitments to issue consolidated obligations in the normal course of its business, generally that settle within 30 calendar days. At March 31, 2022, the Bank had commitments to issue $870 million of consolidated obligation discount notes. At December 31, 2021, the Bank had no commitments to issue consolidated obligation discount notes.

Commitments to Fund Advances. The Bank enters into commitments to fund additional advances up to 24 months in the future. At March 31, 2022 and December 31, 2021, the Bank had commitments to fund advances of $770 million and $1.7 billion.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a first loss account (FLA). For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $166 million and $163 million at March 31, 2022 and December 31, 2021.
Legal Proceedings. The Bank is subject to various pending legal proceedings arising in the normal course of business. As previously noted in the Bank’s 2021 Form 10-K, certain of these legal proceedings involved pending litigation with a current member of the Bank stemming from alleged breaches by the member under the Bank’s MPF program. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of the MPF litigation with this member bank will have a material adverse effect on the Bank’s financial condition or results of operations. The Bank is not currently aware of any pending or threatened legal proceedings to which it is a party that it believes could have a material impact on its financial condition, results of operations, or cash flows.
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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	March 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Advances	$44	—	$17	—
Mortgage loans	134	2	119	2
Deposits	24	1	15	1
Capital stock	31	1	43	1

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including MRCS). At March 31, 2022 and December 31, 2021, the Bank did not have any stockholders owning 10 percent or more of its total capital stock outstanding.

Note 12 — Activities with Other FHLBanks

    Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the three months ended March 31, 2022 and 2021 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2022
Chicago	$—	$1	$(1)	$—

2021
Chicago	$—	$301	$(301)	$—

During the three months ended March 31, 2022 and 2021, the Bank did not borrow funds from other FHLBanks.

Note 13 — Subsequent Events

Subsequent events have been evaluated from April 1, 2022, through the time of the Form 10-Q filing with the SEC. No material subsequent events requiring disclosure were identified.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our MD&A and Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (SEC) on March 9, 2022 (2021 Form 10-K). Our MD&A is designed to provide information that will help the reader develop a better understanding of our financial statements, key financial statement changes from quarter to quarter, and the primary factors driving those changes. Our MD&A is organized as follows:

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

•replacement of the London Interbank Offered Rate (LIBOR) benchmark interest rate and transition to the Secured Overnight Financing Rate (SOFR);

•member consolidations and failures;

•disruptions in the credit and debt markets and the effect on future funding costs, sources, and availability;

•general economic and market conditions that could impact the business we do with our members, including, but not limited to, the timing and volatility of market activity, negative interest rates, inflation/deflation, employment rates, geopolitical instability or conflicts, housing market activity and housing prices, including the effect of mortgage forbearance, the level of mortgage prepayments, the valuation of pledged collateral, and the condition of the capital markets on our consolidated obligations;

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

•the ability to develop and support internal controls, business processes, information systems, and other operating technologies that effectively manage the risks we face, including but not limited to, cyber-attacks, widespread health emergencies, and other business interruptions;

•significant business interruptions resulting from third party failures;

•the volatility of credit quality, market prices, interest rates, and other factors that could affect the value of collateral held by us as security for borrower and counterparty obligations; and

•the ability to attract and retain key personnel.

For additional information regarding these and other risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements, see “Item 1A. Risk Factors” in this quarterly report and in our 2021 Form 10-K. Forward-looking statements apply only as of the date they are made, and we undertake no obligation to update or revise any forward-looking statement.

SELECTED FINANCIAL DATA

    The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	March 31, 2022	December 31, 2021
Cash and due from banks	$71	$295
Investments[1]	34,621	33,442
Advances	44,773	44,111
Mortgage loans held for portfolio, net[2]	7,702	7,578
Total assets	87,737	85,852
Consolidated obligations
Discount notes	36,743	22,348
Bonds	42,463	55,205
Total consolidated obligations[3]	79,206	77,553
Mandatorily redeemable capital stock	18	29
Total liabilities	81,792	80,014
Capital stock — Class B putable	3,523	3,364
Retained earnings	2,401	2,390
Accumulated other comprehensive income (loss)	21	84
Total capital	5,945	5,838
Regulatory capital ratio[4]	6.77	6.74

	For the Three Months Ended March 31,
Statements of Income	2022	2021
Net interest income	$99	$110
Provision (reversal) for credit losses on mortgage loans	2	(1)
Other income (loss)[5]	—	2
Other expense[6]	37	40
AHP assessments	6	7
Net income	54	66
Selected Financial Ratios[7]
Net interest spread[8]	0.42%	0.46%
Net interest margin[9]	0.46	0.51
Return on average equity (annualized)	3.71	4.60
Return on average capital stock (annualized)	6.25	7.88
Return on average assets (annualized)	0.25	0.30
Average equity to average assets	6.67	6.48

1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2    Includes an allowance for credit losses of $3 million and $1 million at March 31, 2022 and December 31, 2021.

3    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $699.5 billion and $652.9 billion at March 31, 2022 and December 31, 2021.

4    Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes Class B capital stock (including mandatorily redeemable capital stock or MRCS) and retained earnings.

5    Other income (loss) includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives, and net gains (losses) on fair value option instruments.

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

Financial Results
For the three months ended March 31, 2022, we reported net income of $54 million compared to $66 million for the same period in 2021. The decline in our net income, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was driven by a decline in net interest income during the three months ended March 31, 2022.

Net interest income declined $11 million during the three months ended March 31, 2022 when compared to the same period last year due primarily to a decline in advance prepayment fee income of $11 million and a decrease in net gains on fair value hedge relationships of $8 million. The decline was offset in part by lower funding costs resulting primarily from the call or maturity of higher costing consolidated obligation bonds. Additionally, we recorded decreased net premium amortization on mortgage loans resulting from a slowdown in prepayment activity.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional discussion on our results of operations.

    Our total assets increased to $87.7 billion at March 31, 2022, compared to $85.9 billion at December 31, 2021, driven by an increase in investments and advances. Investments increased $1.2 billion due primarily to the purchase of U.S. Treasury obligations and MBS. Advances increased $0.7 billion due primarily to an increase in borrowings by insurance company members.

Total capital increased to $5.9 billion at March 31, 2022 from $5.8 billion at December 31, 2021. Our regulatory capital ratio increased to 6.77 percent at March 31, 2022, from 6.74 percent at December 31, 2021, and was above the required regulatory limit at each period end. Regulatory capital includes all capital stock, MRCS, and retained earnings.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

Adjusted Earnings

As part of evaluating our financial performance, we adjust GAAP net interest income and GAAP net income before assessments for the impact of (i) unpredictable items, including, but not limited to, market adjustments relating to derivative and hedging activities and instruments held at fair value, net asset prepayment fee income, mandatorily redeemable capital stock interest expense, and net gains on litigation settlements, and (ii) other non-routine items, if applicable. The resulting non-GAAP measure, referred to as our adjusted earnings, reflects both adjusted net interest income and adjusted net income.
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

As indicated in the tables that follow, our adjusted net interest income and adjusted net income increased during the three months ended March 31, 2022 when compared to the same period in 2021. Our increase in adjusted net interest income was driven mainly by lower funding costs resulting primarily from the call or maturity of higher costing consolidated obligation bonds. Additionally, we recorded decreased net premium amortization on mortgage loans resulting from a slowdown in prepayment activity.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended
	March 31,
	2022	2021
GAAP net interest income	$99	$110
Exclude:
Prepayment fees on advances, net[1]	6	17
Prepayment fees on investments, net[2]	3	—
Market value adjustments on fair value hedges[3]	3	12
Total adjustments	12	29
Include items reclassified from other income (loss):
Net interest expense on economic hedges	(1)	(4)
Adjusted net interest income	$86	$77
Adjusted net interest margin	0.40%	0.36%

1    Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2    Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

3     Represents market value gains (losses) on derivatives and hedged items in qualifying hedging relationships.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended
	March 31,
	2022	2021
GAAP net income before assessments	$60	$73
Exclude:
Prepayment fees on advances, net[1]	6	17
Prepayment fees on investments, net[2]	3	—
Market value adjustments on fair value hedges[3]	3	12
Net gains (losses) on financial instruments held under fair value option	22	—
Net gains (losses) on trading securities	(41)	(22)
Net gains (losses) on derivatives[4]	16	17
Include:
Net interest expense on economic hedges	(1)	(4)
Adjusted net income before assessments	50	45
Adjusted AHP assessments[5]	5	4
Adjusted net income	$45	$41

1    Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2    Prepayment fees on investments, net includes basis adjustment amortization and premium and/or discount amortization.

3    Represents market value gains (losses) on derivatives and hedged items in qualifying hedging relationships.

4    Represents net gains (losses) on economic derivatives.

5    Adjusted AHP assessments for this non-GAAP measure are calculated as 10 percent of adjusted net income before assessments. For additional discussion on AHP assessments, refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Affordable Housing Program” in our 2021 Form 10-K.

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

As noted throughout this report, certain of our advances, investments, derivatives, and related collateral are indexed to LIBOR. As of June 30, 2020, we ceased all LIBOR indexed transactions with maturities beyond December 31, 2021. We are preparing for a transition away from LIBOR and have developed a transition plan that addresses considerations such as LIBOR exposure, member products, fallback language, operational readiness, and balance sheet management. We are in the process of ensuring we are operationally ready for fallback activities, including updating our processes and IT systems to support the transition from LIBOR to an alternative reference rate.

As market activity in SOFR-indexed financial instruments continues to increase, we continue to offer SOFR-indexed advances and issue SOFR-indexed debt. We are also utilizing interest rate swaps based on the federal funds overnight index swap (OIS) or SOFR rates as an alternative to using LIBOR when entering into new derivative transactions.

For additional information on regulatory action related to LIBOR, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”

The following tables summarize our variable rate advances, investments, consolidated obligation bonds, and derivatives by interest-rate index (in millions):

	March 31, 2022
	LIBOR	SOFR	Federal Funds OIS	Other[1]	Total
Advances, principal amount	$435	$505	$—	$13,526	$14,466
Investment securities
Non-MBS, principal amount	1,198	—	—	—	1,198
MBS, principal amount	5,689	—	—	—	5,689
Total investment securities	6,887	—	—	—	6,887
Consolidated obligation bonds, principal amount	—	12,025	—	—	12,025
Total variable rate financial instruments amount	$7,322	$12,530	$—	$13,526	$33,378

Derivatives
Pay leg, notional amount	$1,382	$35,713	$432	$—	$37,527
Receive leg, notional amount	9,994	58	16,956	—	27,008

	December 31, 2021
	LIBOR	SOFR	Federal Funds OIS	Other[1]	Total
Advances, principal amount	$564	$430	$—	$13,537	$14,531
Investment securities
Non-MBS, principal amount	1,253	—	—	—	1,253
MBS, principal amount	6,084	—	—	—	6,084
Total investment securities	7,337	—	—	—	7,337
Consolidated obligation bonds, principal amount	—	7,786	—	—	7,786
Total variable rate financial instruments amount	$7,901	$8,216	$—	$13,537	$29,654

Derivatives
Pay leg, notional amount	$1,407	$53,602	$432	$—	$55,441
Receive leg, notional amount	11,334	5	14,386	—	25,725
1     Consists primarily of advances indexed in part to consolidated obligation yields.

The following tables present our exposure to LIBOR-indexed advances, investments, consolidated obligation bonds, and derivatives (in millions):

	March 31, 2022
	LIBOR Tenors That Cease or Will no Longer be Representative Immediately After June 30, 2023
	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates Thereafter	Total
Assets Indexed to LIBOR
Advances, principal amount by redemption term	$156	$50	$229	$435
Investment securities, by contractual maturity[1]
Non-MBS, principal amount	—	76	1,122	1,198
MBS, principal amount	—	78	5,611	5,689
Derivatives, receive leg
Cleared, notional amount	1,220	1,778	3,633	6,631
Uncleared, notional amount	506	891	1,966	3,363
Total principal/notional amount	$1,882	$2,873	$12,561	$17,316

Liabilities Indexed to LIBOR
Derivatives, pay leg
Cleared, notional amount	$55	$264	$660	$979
Uncleared, notional amount	103	50	250	403
Total principal/notional amount	$158	$314	$910	$1,382

	December 31, 2021
	LIBOR Tenors That Cease or Will no Longer be Representative Immediately After June 30, 2023
	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates Thereafter	Total
Assets Indexed to LIBOR
Advances, principal amount by redemption term	$206	$50	$308	$564
Investment securities, by contractual maturity[1]
Non-MBS, principal amount	—	84	1,169	1,253
MBS, principal amount	69	80	5,935	6,084
Derivatives, receive leg
Cleared, notional amount	1,800	1,786	3,851	7,437
Uncleared, notional amount	962	934	2,001	3,897
Total principal/notional amount	$3,037	$2,934	$13,264	$19,235

Liabilities Indexed to LIBOR
Derivatives, pay leg
Cleared, notional amount	$80	$264	$660	$1,004
Uncleared, notional amount	103	50	250	403
Total principal/notional amount	$183	$314	$910	$1,407
1    MBS are presented by contractual maturity, however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.
For a summary of our risks on the replacement of the LIBOR benchmark interest rate, refer to “Item 1A. Risk Factors” in our 2021 Form 10-K.

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Indicators of economic activity and employment have continued to strengthen. Job gains have been strong in recent months, and the unemployment rate has declined substantially. Inflation remains elevated, reflecting supply and demand imbalances related to the pandemic, higher energy prices, and broader price pressures.

The invasion of Ukraine by Russia is causing economic hardship, and the implications for the U.S. economy are highly uncertain. In the near term, the invasion and related events are likely to create additional upward pressure on inflation and weigh on economic activity.

In its March 16, 2022 statement, the Federal Open Market Committee (FOMC or Committee) stated that it decided to raise the target range for the federal funds rate to between 0.25 and 0.50 percent and stated that it anticipates that ongoing increases in the target range will be appropriate. In addition, the Committee stated that it expects to begin reducing its holdings of Treasury securities and agency debt and agency MBS at a coming meeting. The Committee also stated that its assessment will take into account a wide range of information, including readings on public health, labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments.

Mortgage Markets

During the first quarter of 2022, mortgage rates increased, on average, compared to the same period last year and from the prior year-end. In the first quarter of 2022, new and existing home sales slowed, while home prices continued to rise due to low housing inventories. Refinancing activity remained the primary driver of mortgage activity.

Interest Rates

    The following table shows information on key market interest rates1:

	First Quarter 2022 3-Month Average	First Quarter 2021 3-Month Average	March 31, 2022 Ending Rate	December 31, 2021 Ending Rate
Federal funds	0.12%	0.08%	0.33%	0.07%
Three-month LIBOR	0.53	0.20	0.96	0.21
SOFR	0.09	0.04	0.29	0.05
2-year U.S. Treasury	1.46	0.13	2.34	0.73
10-year U.S. Treasury	1.95	1.33	2.34	1.51
30-year residential mortgage note	3.74	2.87	4.67	3.11

1    Source: Bloomberg.

In response to higher inflation, the FOMC raised the target range for the federal funds rate, which led to higher interest rates during the three months ended March 31, 2022 compared to the same period in the prior year.

Funding Spreads

The following table reflects our funding spreads to SOFR (basis points)1:

	First Quarter 2022 3-Month Average	First Quarter 2021 3-Month Average	March 31, 2022 Ending Spread	December 31, 2021 Ending Spread
3-month	0.0	2.1	(4.5)	(1.3)
2-year	7.1	6.4	8.1	2.7
5-year	23.2	13.4	30.4	19.6
10-year	48.6	30.4	58.3	41.0

1    Source: The Office of Finance.

The following table reflects our funding spreads to U.S. Treasuries (basis points)1:

	First Quarter 2022 3-Month Average	First Quarter 2021 3-Month Average	March 31, 2022 Ending Spread	December 31, 2021 Ending Spread
3-month	3.4	1.8	11.5	1.5
2-year	3.9	1.4	2.2	1.5
5-year	7.4	3.3	11.0	7.0
10-year	31.7	11.8	39.5	24.0

1    Source: The Office of Finance.

As a result of our credit quality and government-sponsored enterprise (GSE) status, we generally have ready access to funding at relatively competitive interest rates. During the first quarter of 2022, our funding spreads to SOFR and U.S. Treasuries generally deteriorated when compared to the prior year-end and the same period last year. During the three months ended March 31, 2022, we utilized discount notes and short-term consolidated obligation bonds in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements.

RESULTS OF OPERATIONS

Net Income

The following table presents comparative highlights of our net income for the three months ended March 31, 2022 and 2021 (dollars in millions). See further discussion of these items in the sections that follow.

	For the Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
Net interest income	$99	$110	$(11)	(10)%
Provision (reversal) for credit losses on mortgage loans	2	(1)	3	300
Other income (loss)	—	2	(2)	(100)
Other expense	37	40	(3)	(8)
AHP assessments	6	7	(1)	(14)
Net income	$54	$66	$(12)	(18)%

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Three Months Ended March 31,
	2022			2021
	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]
Interest-earning assets
Interest-bearing deposits	$1,196	0.16%	$1	$863	0.10%	$—
Securities purchased under agreements to resell	4,546	0.10	1	2,880	0.06	1
Federal funds sold	11,302	0.11	3	7,634	0.08	1
MBS[3,4]	11,458	0.93	26	13,373	0.89	29
Other investments[3,4,5]	4,391	1.57	17	8,022	1.30	26
Advances[4]	46,761	0.96	111	47,287	1.13	131
Mortgage loans[6]	7,637	2.81	53	8,069	2.65	53
Loans to other FHLBanks	—	—	—	3	0.12	—
Total interest-earning assets	87,291	0.99	212	88,131	1.11	241
Non-interest-earning assets	806	—	—	1,003	—	—
Total assets	$88,097	0.98%	$212	$89,134	1.10%	$241
Interest-bearing liabilities
Deposits	$1,959	0.01%	$—	$1,870	0.01%	$—
Consolidated obligations
Discount notes[4]	29,165	0.18	14	23,620	0.09	5
Bonds[4]	49,582	0.81	99	56,300	0.90	126
Other interest-bearing liabilities[7]	29	4.81	—	45	4.46	—
Total interest-bearing liabilities	80,735	0.57	113	81,835	0.65	131
Non-interest-bearing liabilities	1,490	—	—	1,527	—	—
Total liabilities	82,225	0.56	113	83,362	0.64	131
Capital	5,872	—	—	5,772	—	—
Total liabilities and capital	$88,097	0.52%	$113	$89,134	0.60%	$131
Net interest income and spread[8]		0.42%	$99		0.46%	$110
Net interest margin[9]		0.46%			0.51%
Average interest-earning assets to interest-bearing liabilities		108.12%			107.69%

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

5    Other investments primarily include U.S. Treasury obligations, other U.S. obligations, GSE obligations and Tennessee Valley Authority (TVA) obligations, state or local housing agency obligations, and taxable municipal bonds.

6    Non-accrual loans are included in the average balance used to determine the average yield.

7    Other interest-bearing liabilities consists primarily of MRCS.

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

	Three Months Ended
	March 31, 2022 vs. March 31, 2021
	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest income
Interest-bearing deposits	$—	$1	$1
Federal funds sold	1	1	2
MBS	(4)	1	(3)
Other investments	(13)	4	(9)
Advances	(1)	(19)	(20)
Mortgage loans	(3)	3	—
Total interest income	(20)	(9)	(29)
Interest expense
Consolidated obligations
Discount notes	2	7	9
Bonds	(15)	(12)	(27)
Total interest expense	(13)	(5)	(18)
Net interest income	$(7)	$(4)	$(11)

NET INTEREST SPREAD

Net interest spread represents the annualized yield on total interest-earning assets minus the annualized cost of total interest-bearing liabilities. Our net interest spread was 0.42 percent for the three months ended March 31, 2022 compared to 0.46 percent for the same period last year. The decline was due primarily to a decrease in advance prepayment fee income of $11 million and a decrease in net gains on fair value hedge relationships of $8 million. The decline was offset in part by lower funding costs resulting primarily from the call or maturity of higher costing consolidated obligation bonds. Additionally, we recorded decreased net premium amortization on mortgage loans resulting from a slowdown in prepayment activity.

NET INTEREST MARGIN

Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. Our net interest margin was 0.46 percent for the three months ended March 31, 2022 compared to 0.51 percent for the same period last year due primarily to lower net interest spread, as discussed above.

The primary components of our interest income and interest expense are discussed further below.

Advances

Interest income on advances decreased during the three months ended March 31, 2022 when compared to the same period in 2021 due primarily to a decline in advance prepayment fee income of $11 million, coupled with the prepayment or maturity of higher-yielding advances.

Investments

Interest income on investments decreased during the three months ended March 31, 2022 when compared to the same period in 2021 primarily due to lower average other investment and MBS balances resulting from paydowns and/or maturities, combined with a decline in net gains on investment fair value hedge relationships of $4 million.

Mortgage Loans

Interest income on mortgage loans remained stable during the three months ended March 31, 2022 when compared to the same period in 2021. A decline in interest income resulting from lower average mortgage loan balances was fully offset by a decrease in net premium amortization on mortgage loans resulting from a slowdown in prepayment activity.

Consolidated Obligations

Interest expense on bonds decreased during the three months ended March 31, 2022 when compared to the same period in 2021 due primarily to lower average balances and the call or maturity of higher costing debt.

Interest expense on discount notes increased due to the rising interest rate environment and our increased utilization of lower-cost discount notes in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements.

Other Income (Loss)

    The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended
	March 31,
	2022	2021
Net gains (losses) on trading securities	$(41)	$(22)
Net gains (losses) on financial instruments held under fair value option	22	—
Net gains (losses) on derivatives	16	17
Standby letter of credit fees	2	3
Other, net	1	4
Total other income (loss)	$—	$2

Other income was relatively stable during the three months ended March 31, 2022 when compared to the same period in 2021. During the three months ended March 31, 2022, we recorded net combined losses of $3 million on our trading securities, fair value option instruments, and economic derivatives compared to net losses of $5 million for the same period in 2021. These changes in fair value were primarily driven by market volatility and the impact it had on interest rates, as well as credit spreads on our fixed rate trading securities. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our economic derivatives.

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended March 31, 2022
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$—	$—	$(1)	$—	$(1)	$(2)
Net gains (losses) on derivatives and hedged items	—	7	—	—	(3)	4
Net interest settlements on derivatives[2]	(39)	(28)	—	—	13	(54)
Total impact to net interest income	(39)	(21)	(1)	—	9	(52)
Other income (loss):
Net gains (losses) on derivatives[3]	—	32	—	(16)	—	16
Net gains (losses) on trading securities[4]	—	(41)	—	—	—	(41)
Net gains (losses) on financial instruments held under fair value option[4]	—	—	—	22	—	22
Total impact to other income (loss)	—	(9)	—	6	—	(3)
Total net effect of hedging activities[5]	$(39)	$(30)	$(1)	$6	$9	$(55)

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

NET AMORTIZATION/ACCRETION
Amortization/accretion varies from period to period depending on our hedge relationship termination activities and the maturity, call, or prepayment of assets or liabilities previously in hedge relationships. During the three months ended March 31, 2022, we experienced decreased amortization activity when compared to the same period last year, primarily due to a decline in prepayments of advances and investments that were previously in a hedge relationship.

NET GAINS (LOSSES) ON DERIVATIVES AND HEDGED ITEMS

The net gains and losses on derivatives and hedged items designated in fair value hedge relationships are recorded in net interest income. During the three months ended March 31, 2022, we recorded net gains of $4 million on our fair value hedge relationships compared to net gains of $12 million in the same period last year, which primarily stemmed from market volatility and the impact it had on interest rates.

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

NET GAINS (LOSSES) ON DERIVATIVES

We utilize economic derivatives to manage certain risks on our Statements of Condition. Gains and losses on economic derivatives are driven by changes in interest rates and volatility and include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. During the three months ended March 31, 2022, net gains on our economic derivatives remained relatively stable when compared to the same period last year. The changes were primarily driven by changes in the fair value of interest rate swaps used to economically hedge our investment securities portfolio and discount notes held under fair value option. These fair value changes were primarily driven by market volatility resulting from changes in interest rates.

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended March 31,
	2022	2021
Compensation and benefits	$18	$21
Contractual services	5	4
Professional fees	3	4
Other operating expenses	4	5
Total operating expenses	30	34
Federal Housing Finance Agency	3	2
Office of Finance	2	2
Other, net	2	2
Total other expense	$37	$40

Other expense decreased for the three months ended March 31, 2022 compared to the same period last year. The decrease was driven primarily by a decline in compensation and benefits resulting from a lower employee headcount.

STATEMENTS OF CONDITION

Financial Highlights

    Our total assets increased to $87.7 billion at March 31, 2022 from $85.9 billion at December 31, 2021. Our total liabilities increased to $81.8 billion at March 31, 2022 from $80.0 billion at December 31, 2021. Total capital increased to $5.9 billion at March 31, 2022 from $5.8 billion at December 31, 2021. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash and Due from Banks

At March 31, 2022, our total cash balance was $71 million compared to $295 million at December 31, 2021, a decrease of $224 million. Our cash balance is influenced by our liquidity needs, member advance activity, market conditions, and the availability of attractive investment opportunities.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	March 31, 2022	December 31, 2021
Commercial banks	$8,804	$9,095
Savings institutions	560	671
Credit unions	4,248	4,054
Insurance companies	31,086	29,681
CDFIs	14	16
Total member advances	44,712	43,517
Housing associates	530	515
Non-member borrowers	105	107
Total par value	$45,347	$44,139

Our total advance par value increased $1.2 billion or three percent at March 31, 2022 when compared to December 31, 2021, primarily due to an increase in borrowings by insurance companies.

The following table summarizes our advances by interest rate payment terms (dollars in millions):

	March 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Fixed rate	$28,528	63	$27,053	61
Fixed rate, putable	1,000	2	1,139	2
Variable rate	949	2	1,212	3
Variable rate, callable[1]	13,517	30	13,319	30
Other[2]	1,348	3	1,416	4
Overdrawn demand deposit accounts	5	—	—	—
Total advance par value	45,347	100	44,139	100
Premiums	12		14
Discounts	(1)		(2)
Fair value hedging adjustments	(585)		(40)
Total	$44,773		$44,111

1    Callable advances are those advances that may be contractually prepaid by the borrower on predetermined dates without incurring prepayment or termination fees. Interest rates         on our variable rate callable advances reset at each call date to be consistent with either the underlying index or our current offering rate in line with our underlying cost of funds.
2    Includes fixed rate amortizing and fixed rate callable advances.

Fair value hedging adjustments changed $545 million at March 31, 2022 when compared to December 31, 2021 due primarily to the impact of interest rates on our cumulative fair value adjustments on advances in active hedge relationships, coupled with an increase in closed basis adjustments on terminated advance hedge relationships.

At March 31, 2022 and December 31, 2021, advances outstanding to our five largest member borrowers totaled $17.9 billion and $17.0 billion, which represented 39 percent of our total advances outstanding at each period end. The following table summarizes advances outstanding to our five largest member borrowers at March 31, 2022 (dollars in millions):

	Amount	% of Total Advances
EquiTrust Life Insurance Company	$4,550	10
Principal Life Insurance Company	4,250	9
Midland National Life Insurance Company[1]	3,216	7
Transamerica Life Insurance Company	2,995	7
Athene Annuity and Life Company[2]	2,856	6
Total par value	$17,867	39

1    Excludes $1.5 billion of advances with North American Company for Life and Health Insurance, an affiliate of Midland National Life Insurance Company.

2    Excludes $0.4 billion of advances with Athene Annuity & Life Assurance Company, an affiliate of Athene Annuity and Life Company.

We evaluate advances for credit losses on a quarterly basis and have never experienced a credit loss on our advances. For additional discussion on our advance credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

    The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	March 31, 2022	December 31, 2021
Fixed rate conventional loans	$7,206	$7,063
Fixed rate government-insured loans	406	416
Total unpaid principal balance	7,612	7,479
Premiums	95	96
Discounts	(3)	(2)
Basis adjustments from mortgage loan purchase commitments	1	6
Total mortgage loans held for portfolio	7,705	7,579
Allowance for credit losses	(3)	(1)
Total mortgage loans held for portfolio, net	$7,702	$7,578

Our total mortgage loans increased $0.1 billion or two percent at March 31, 2022 when compared to December 31, 2021. The increase was primarily due to new loan purchases exceeding principal paydowns, as we saw a slowdown in prepayment activity driven by the increase in mortgage rates.

We evaluate mortgage loans for credit losses on a quarterly basis. For additional discussion on our mortgage loan credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	March 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$947	3	$416	1
Securities purchased under agreements to resell	10,750	31	12,450	37
Federal funds sold	6,200	18	4,690	14
U.S. Treasury obligations[2]	552	1	—	—
Total short-term investments	18,449	53	17,556	52
Long-term investments[3]
MBS
GSE single-family	947	3	1,037	3
GSE multifamily	7,981	23	7,598	23
U.S. obligations single-family[2]	2,727	8	2,911	9
Private-label residential	4	—	5	—
Total MBS	11,659	34	11,551	35
Non-MBS
U.S. Treasury obligations[2]	1,228	4	496	1
Other U.S. obligations[2]	1,142	3	1,258	4
GSE and TVA obligations	1,006	3	1,417	4
State or local housing agency obligations	673	2	675	2
Other[4]	464	1	489	2
Total non-MBS	4,513	13	4,335	13
Total long-term investments	16,172	47	15,886	48
Total investments	$34,621	100	$33,442	100

1    Short-term investments have original maturities equal to or less than one year.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

3    Long-term investments have original maturities of greater than one year.

4    Consists primarily of taxable municipal bonds.

Our investments increased $1.2 billion or four percent at March 31, 2022 when compared to December 31, 2021 due primarily to the purchase of U.S. Treasury obligations and MBS. At March 31, 2022 and December 31, 2021, we had GSE MBS purchases with a total par value of $471 million and $289 million that were traded but not yet settled. These investments were recorded as “available-for-sale” on our Statements of Condition with a corresponding payable recorded in “other liabilities.”

The Finance Agency limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 2.00 and 1.99 at March 31, 2022 and December 31, 2021.

We evaluate investments for credit losses on a quarterly basis. For additional discussion on our investment credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”

Consolidated Obligations

    Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At March 31, 2022 and December 31, 2021, the carrying value of consolidated obligations for which we are primarily liable totaled $79.2 billion and $77.6 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	March 31, 2022	December 31, 2021
Par value	$36,800	$22,355
Discounts and concession fees[1]	(34)	(6)
Fair value option valuation adjustments	(23)	(1)
Total	$36,743	$22,348

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes increased $14.4 billion or 64 percent at March 31, 2022 when compared to December 31, 2021. We increased our utilization of discount notes in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	March 31, 2022	December 31, 2021
Par value	$42,478	$55,079
Premiums	123	138
Discounts and concession fees[1]	(17)	(17)
Fair value hedging adjustments	(121)	5
Total	$42,463	$55,205

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds decreased $12.7 billion or 23 percent at March 31, 2022 when compared to December 31, 2021. Although the balance declined from the prior year-end due primarily to the maturity of long-term bonds, during the three months ended March 31, 2022, we continued to utilize short-term bonds in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements. Fair value hedging adjustments also changed $126 million at March 31, 2022 when compared to December 31, 2021 due primarily to the impact of interest rates on our cumulative fair value adjustments on bonds in active hedge relationships.

For additional information on our consolidated obligations, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Capital

The following table summarizes information on our capital (dollars in millions):

	March 31, 2022	December 31, 2021
Capital stock	$3,523	$3,364
Retained earnings	2,401	2,390
Accumulated other comprehensive income (loss)	21	84
Total capital	$5,945	$5,838

Our capital remained relatively stable at March 31, 2022 when compared to December 31, 2021. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for additional information on our capital.

Derivatives

    We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	March 31, 2022	December 31, 2021
Interest rate swaps
Noncallable	$60,923	$77,770
Callable by counterparty	3,612	3,396
Total interest rate swaps	64,535	81,166
Forward settlement agreements (TBAs)	153	115
Mortgage loan purchase commitments	154	115
Total notional amount	$64,842	$81,396

The notional amount of our derivative contracts decreased $16.6 billion or 20 percent at March 31, 2022 when compared to December 31, 2021. During the three months ended March 31, 2022, we reduced our use of swapped consolidated obligation bonds in response to market conditions. For additional discussion regarding our use of derivatives, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Derivatives.”

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital positions are actively managed in an effort to preserve stable, reliable, and cost-effective sources of funds to meet current and projected future operating financial commitments, as well as regulatory, liquidity, and capital requirements.

Liquidity

SOURCES OF LIQUIDITY

We utilize several sources of liquidity to carry out our business activities. These include, but are not limited to, proceeds from the issuance of consolidated obligations, payments collected on advances and mortgage loans, proceeds from investment securities, member deposits, proceeds from the issuance of capital stock, and current period earnings.

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the three months ended March 31, 2022, proceeds from the issuance of bonds and discount notes were $8.7 billion and $83.9 billion compared to $15.9 billion and $67.3 billion for the same period in 2021. During the three months ended March 31, 2022, we continued to utilize discount notes and short-term consolidated obligation bonds in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements.

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of April 30, 2022, our consolidated obligations were rated AA+/A-1+ by Standard and Poor’s and Aaa/P-1 by Moody’s and both ratings had a stable outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2021 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At March 31, 2022 and December 31, 2021, the total par value of outstanding consolidated obligations for which we are primarily liable was $79.3 billion and $77.4 billion. At March 31, 2022 and December 31, 2021, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was $620.2 billion and $575.5 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of April 30, 2022, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

    We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the three months ended March 31, 2022, repayments of consolidated obligations totaled $90.9 billion compared to $83.8 billion for the same period in 2021.

During the three months ended March 31, 2022, advance disbursements totaled $35.4 billion compared to $25.4 billion for the same period in 2021. Advance disbursements will vary from period to period depending on member needs. During the three months ended March 31, 2022, investment purchases (excluding overnight investments) totaled $2.1 billion compared to $0.6 billion for the same period in 2021. During the three months ended March 31, 2022, we purchased money market investments and U.S. Treasury securities in an effort to manage our liquidity position, and also began purchasing agency MBS.

We also use liquidity to purchase mortgage loans, redeem member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

LIQUIDITY REQUIREMENTS
We are subject to certain liquidity requirements set forth by the Finance Agency and maintain a liquidity contingency funding plan designed to enable us to meet our obligations and the liquidity needs of our members in the event of short-term capital market disruptions, or operational disruptions at our Bank and/or the Office of Finance. For additional details on these liquidity requirements, refer to our 2021 Form 10-K. Our primary liquidity requirement is discussed further below.
Finance Agency Advisory Bulletin on FHLBank Liquidity (the Liquidity Guidance AB) – This guidance requires us to maintain sufficient liquidity for a period of 10 to 30 calendar days. The base case scenario requires 20 days of positive daily cash balances and assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including very large, highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. At March 31, 2022 and December 31, 2021, we were in compliance with this base case liquidity guidance.
The Liquidity Guidance AB also specifies appropriate funding gap limits to address the risks associated with an FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of total assets. The guidance provides funding gap limits within the range of negative 10 percent to negative 20 percent for a three-month horizon and negative 25 percent to negative 35 percent for a one-year horizon. At March 31, 2022 and December 31, 2021, we adhered to these funding gap requirements.
Capital

CAPITAL REQUIREMENTS

    We are subject to certain regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operational risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock (including MRCS) and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including MRCS) and retained earnings. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At March 31, 2022 and December 31, 2021, we did not hold any nonpermanent capital. At March 31, 2022 and December 31, 2021, we were in compliance with all three of the Finance Agency’s regulatory capital requirements.

    In addition to the requirements previously discussed, the Finance Agency Advisory Bulletin on capital stock (the Capital Stock AB) requires each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets. For purposes of the Capital Stock AB, capital stock includes MRCS. The capital stock to total assets ratio is measured on a daily average basis at month end. At March 31, 2022 and December 31, 2021, we were in compliance with the Capital Stock AB.

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

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	March 31, 2022	December 31, 2021
Commercial banks	$1,341	$1,305
Savings institutions	86	86
Credit unions	564	519
Insurance companies	1,531	1,453
CDFIs	1	1
Total GAAP capital stock	3,523	3,364
Mandatorily redeemable capital stock	18	29
Total regulatory capital stock	$3,541	$3,393

Our regulatory capital stock remained relatively stable at March 31, 2022 when compared to December 31, 2021. For additional information on our capital stock, refer to Item 1. Financial Statements — Note 8 — Capital.”

Retained Earnings
Our risk management policies include a target level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this target and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve our targeted level of retained earnings. At March 31, 2022 and December 31, 2021, our actual retained earnings exceeded our retained earnings target.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other Federal Home Loan Banks in 2011. Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of our average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At March 31, 2022 and December 31, 2021, our restricted retained earnings balance totaled $628 million and $617 million. One percent of our average balance of outstanding consolidated obligations for the three months ended March 31, 2022 was $788 million.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended
	March 31,
	2022	2021
Aggregate cash dividends paid[1]	$43	$40
Effective combined annualized dividend rate paid on capital stock[2]	4.86%	4.61%
Annualized dividend rate paid on membership capital stock	3.00%	3.00%
Annualized dividend rate paid on activity-based capital stock	6.00%	5.50%
Average SOFR	0.09%	0.04%

1    Includes aggregate cash dividends paid during the period. Amount excludes cash dividends paid on MRCS. For financial reporting purposes, these dividends were recorded as interest expense on our Statements of Income.

2    Effective combined annualized dividend rate is paid on total capital stock, including MRCS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our 2021 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2022.

LEGISLATIVE AND REGULATORY DEVELOPMENTS
Adjustable Interest Rate (LIBOR) Act

On March 15, 2022, President Biden signed into law the Economic Continuity and Stability Act, which includes the Adjustable Interest Rate (LIBOR) Act (the LIBOR Act). The LIBOR Act addresses certain issues of contractual uncertainty arising from the phase out of the publication of LIBOR, as discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview.” The LIBOR Act provides a national, uniform approach to legacy contracts with inadequate or unworkable fallback provisions commencing from the LIBOR replacement date. The LIBOR replacement date is the first London banking date after June 30, 2023 or such other date as the Federal Reserve Board may designate. For relevant contracts, the LIBOR Act will automatically impose a rate selected by the Federal Reserve Board based upon SOFR including any applicable tenor spread adjustment. The legislation also includes a safe harbor against liability for parties with contractual discretion who choose the Federal Reserve Board’s SOFR-based rate to replace LIBOR. Notwithstanding enactment of the LIBOR Act, the contractual consequences of LIBOR cessation for some existing LIBOR-indexed instruments may still be unclear. Accordingly, we continue to take steps to mitigate the risks that arise from the phase out of LIBOR.

Proposed SEC Rule on Climate-related Disclosures

On March 21, 2022, the SEC issued a proposed rule on climate-related disclosures that would require the Bank to expand the breadth, specificity, and rigor of climate-related disclosures in its periodic reports. More specifically, the proposed rule would require the Bank to disclose its:
•direct and certain indirect greenhouse gas emissions;
•climate transition plan, climate-related targets, and progress toward such plan or targets;
•climate-related risks over various time horizons and their impacts on the Bank’s business;
•climate-related risks in qualitative and quantitative terms in the notes to the Bank’s financial statements; and
•corporate governance of climate-related risks and risk management processes.

Compliance would be phased in, with the Bank becoming subject to certain disclosure requirements for its annual report for fiscal year 2024 and additional disclosure requirements for its annual report for fiscal year 2025.

We continue to review the proposed rule, but expect that it would result in increased costs and complexity associated with the Bank’s SEC reporting. While we are unable to quantify the anticipated costs at this time, we expect that compliance would require operational enhancements impacting many aspects of our business. We are unable to predict at this time whether the SEC will finalize the proposed rule, the extent to which any final rule will deviate from the proposed rule, and the extent to which we would be required to comply with any final rule.

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

We monitor and manage to MVE policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. At March 31, 2022 and December 31, 2021, our base case MVE was $6.2 billion and $6.0 billion and we were in compliance with all MVE policy limits.

Market Value of Capital Stock (MVCS) represents our MVE divided by the total outstanding shares of our capital stock (including MRCS). To ensure we remain adequately capitalized, we must ensure our MVCS remains at or above our $100 par value. Our base case MVCS was $173.9 at March 31, 2022 compared to $177.5 at December 31, 2021.

For more information on this risk measure, including policy limits, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk — Market Value of Equity” in our 2021 Form 10-K.

PROJECTED 24-MONTH INCOME

The projected 24-month income simulation measures our short-term earnings forecast over a two-year horizon based on forward interest rates and business assumptions. The spread between our projected return on average capital stock (ROACS) and average SOFR is used as the primary measure of our profitability.

We monitor and manage to policy limits, which are based on the spread between our projected ROACS and average SOFR in parallel and non-parallel interest rate change scenarios. Additionally, there is a limit on the decline in projected ROACS from base case ROACS for certain basis shock scenarios to limit basis risk exposure. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. We were in compliance with all projected 24-month income policy limits at March 31, 2022. In October 2021, our Board of Directors approved an exception to all projected income policy limits effective September 30, 2021 through February 28, 2022, due primarily to the low probability of our modeled changes in mortgage rates occurring. As such, there were no projected 24-month income policy limits in effect at December 31, 2021.

For more information on this risk measure, including policy limits, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk — Projected 24-Month Income” in our 2021 Form 10-K.

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

For additional information on MVCS, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk — Market Value of Equity.”

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

At March 31, 2022 and December 31, 2021, borrowers pledged $302.8 billion and $294.3 billion of collateral (net of applicable discounts) to support activity with us, including advances. At March 31, 2022 and December 31, 2021, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

We evaluate advances for credit losses on a quarterly basis. We have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of March 31, 2022 and December 31, 2021. Refer to “Item 1. Financial Statements — Note 4 — Advances” for additional information on our collateral practices and allowance for credit losses.

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

The following table presents the unpaid principal balance of our mortgage loans by product type (dollars in millions):

Product Type	March 31, 2022	December 31, 2021
Conventional	$7,206	$7,063
Government	406	416
Total unpaid principal balance	$7,612	$7,479

We manage the credit risk on mortgage loans by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our PFIs, and (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs.
We evaluate mortgage loans for credit losses on a quarterly basis and establish an allowance for credit losses to reflect management’s estimate of expected credit losses inherent in the portfolio. At March 31, 2022 and December 31, 2021, we had an allowance for credit losses of $3 million and $1 million on our conventional mortgage loans. We have never experienced a credit loss on our government-insured mortgage loans. At March 31, 2022 and December 31, 2021, we determined no allowance for credit losses was necessary on our government-insured mortgage loans.

Refer to “Item 1. Financial Statements — Note 5 — Mortgage Loans Held for Portfolio” for additional information on our allowance for credit losses and the payment status of our conventional mortgage loans.

INVESTMENTS

    We maintain an investment portfolio primarily to provide investment income and liquidity. Our primary credit risk on investments is the counterparties’ ability to meet repayment terms. We mitigate this credit risk by purchasing investment quality securities. We define investment quality as a security with adequate financial backing so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security. We consider a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, nationally recognized statistical rating organization (NRSRO) credit ratings, and/or the financial health of the underlying issuer. We limit our purchases of MBS to those guaranteed by the U.S. Government or issued by a GSE. We perform ongoing analysis on these investments to determine potential credit issues.

Finance Agency regulations also limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. At March 31, 2022, we were in compliance with the regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

In addition, Finance Agency regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of regulatory capital and the counterparty’s overall credit rating. At March 31, 2022, we were in compliance with the regulatory limits established for unsecured credit.

Refer to“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk” in our 2021 Form 10-K for additional information on these regulatory limits.

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

At March 31, 2022, our unsecured short-term investment exposure consisted of overnight interest-bearing deposits and federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile (excluding accrued interest receivable) (dollars in millions):

	March 31, 2022
	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
Domestic	$—	$945	$945
U.S. branches and agency offices of foreign commercial banks
Australia	865	—	865
Belgium	—	300	300
Canada	—	2,175	2,175
Finland	865	—	865
Germany	865	—	865
Netherlands	—	305	305
Sweden	—	575	575
United Kingdom	—	250	250
Total U.S. branches and agency offices of foreign commercial banks	2,595	3,605	6,200
Total unsecured short-term investment exposure	$2,595	$4,550	$7,145

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

Investment Ratings

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	March 31, 2022
	Credit Rating[1]
	AAA	AA	A	BBB	Unrated	Total
Interest-bearing deposits	$—	$2	$945	$—	$—	$947
Securities purchased under agreements to resell	—	8,500	1,250	—	1,000	10,750
Federal funds sold	—	2,595	3,605	—	—	6,200
Investment securities:
MBS
GSE single-family	—	947	—	—	—	947
GSE multifamily	—	7,981	—	—	—	7,981
U.S. obligations single-family[2]	—	2,727	—	—	—	2,727
Private-label residential	—	—	2	2	—	4
Total MBS	—	11,655	2	2	—	11,659
Non-MBS
U.S. Treasury obligations[2]	—	1,780	—	—	—	1,780
Other U.S. obligations[2]	—	1,142	—	—	—	1,142
GSE and TVA obligations	—	1,006	—	—	—	1,006
State or local housing agency obligations	492	181	—	—	—	673
Other[3]	400	64	—	—	—	464
Total non-MBS	892	4,173	—	—	—	5,065
Total investments	$892	$26,925	$5,802	$2	$1,000	$34,621

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

We evaluate investments for credit losses on a quarterly basis. At March 31, 2022 and December 31, 2021, we determined no allowance for credit losses was necessary on our investments. Refer to “Item 1. Financial Statements — Note 3 — Investments” for additional information on our allowance for credit losses.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	March 31, 2022
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A	$153	$2	$—	$2
Liability positions with credit exposure
Uncleared derivatives
A2	1,225	(17)	17	—
BBB	2,272	(50)	51	1
Cleared derivatives[3]	57,336	(38)	381	343
Total derivative positions with credit exposure to non-member counterparties	60,986	(103)	449	346
Member institutions[2,4]	35	—	—	—
Total	61,021	$(103)	$449	$346
Derivative positions without credit exposure	3,821
Total notional	$64,842

1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.

2    Net credit exposure is less than $1 million.

3    Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing's parent, CME Group Inc. was rated Aa3 by Moody's and AA- by Standard and Poor's at March 31, 2022.

4    Represents mortgage loan purchase commitments with our member institutions.

Refer to “Item 1. Financial Statements — Note 6 — Derivatives and Hedging Activities” for additional information on our derivatives and hedging activities.

Operational Risk

We define operational risk as the risk arising from inadequate or failed processes, people, and/or systems, including those emanating from external sources. All of our activities and processes generate operational risk. Management has established policies, procedures, and controls to reduce the level of operational risk. We perform annual risk assessments to identify, assess, mitigate, and report on operational risks outside of the Board’s risk appetite. Due to the manual nature of many of our processes, our operational risk exposure is closely monitored. Refer to “Item 1A. Risk Factors” in our 2021 Form 10-K for additional information.

Model Risk

We define model risk as the risk of adverse consequences from decisions based on incorrect and misused model outputs. Throughout the course of our day-to-day activities, we utilize external and internal pricing and financial models as important inputs into business and risk management decision-making processes. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Model Risk” in our 2021 Form 10-K for additional information.

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

Legal, Regulatory, and Compliance Risk

We define legal, regulatory, and compliance risk as the risk of violations of laws, rules, regulations, regulatory and supervisory guidance, and internal enterprise governing documents. Our legal and compliance departments are responsible for coordinating with various business units in connection with the identification, evaluation, and mitigation of our legal, regulatory, and compliance risks. We manage compliance risk by the development of, and adherence to, appropriate policies, procedures, and controls.

Diversity, Equity, and Inclusion Risk

We define DEI risk as the risk of not achieving the key objectives in our DEI Strategic Plan. We actively monitor progress against the goals established. Our Board of Directors actively oversees management’s efforts and remains steadfast in its commitment to further developing our DEI program. The DEI Office maintains collaborative lines of communication with our Board of Directors, executive team, business units, and the compliance risk and internal audit departments in an effort to ensure the appropriate level of risk is maintained.

Strategic Risk

We define strategic risk as the risk arising from adverse strategic business decisions, poor implementation of the strategic business plan, or a lack of responsiveness to changes in the industry and operating environment. Strategic risk includes political, reputational, regulatory, and/or environmental factors, To support our mission, we manage and mitigate strategic risk through the business planning process and by monitoring the external environment. For additional information on some of the more important risks we face, refer to “Item 1A. Risk Factors” in our 2021 Form 10-K.

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Item 1. Financial Statements — Note 10 — Commitments and Contingencies” for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2021 Form 10-K. There have been no material changes to our risk factors during the three months ended March 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective December 8, 2021[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended and approved by the Federal Housing Finance Agency on May 31, 2015[3]
10.1	2022 Director Fee Policy, effective January 1, 2022[4]
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	May 10, 2022

By:	/s/ Kristina K. Williams
Kristina K. Williams President and Chief Executive Officer

By:	/s/ Joelyn R. Jensen-Marren
Joelyn R. Jensen-Marren Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)