Form 10-Q
period 2022-06-30
Federal Home Loan Bank of Des Moines
filed 2022-08-10
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2022
Class B Stock, par value $100	42,749,407

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$50	$295
Interest-bearing deposits (Note 3)	1,011	416
Securities purchased under agreements to resell (Note 3)	7,250	12,450
Federal funds sold (Note 3)	8,180	4,690
Investment securities (Note 3)
Trading securities	2,213	1,169
Available-for-sale securities (amortized cost of $13,077 and $13,301)	13,054	13,389
Held-to-maturity securities (fair value of $1,068 and $1,405)	1,045	1,328
Total investment securities	16,312	15,886
Advances (Note 4)	52,731	44,111
Mortgage loans held for portfolio, net of allowance for credit losses of $4 and $1 (Note 5)	7,940	7,578
Accrued interest receivable	118	84
Derivative assets, net (Note 6)	250	221
Other assets, net	126	121
TOTAL ASSETS	$93,968	$85,852
LIABILITIES
Deposits
Interest-bearing	$1,440	$1,718
Non-interest-bearing	88	129
Total deposits	1,528	1,847
Consolidated obligations (Note 7)
Discount notes (includes $31,707 and $22,348 at fair value held under fair value option)	50,185	22,348
Bonds	35,130	55,205
Total consolidated obligations	85,315	77,553
Mandatorily redeemable capital stock (Note 8)	17	29
Accrued interest payable	107	97
Affordable Housing Program payable	126	131
Derivative liabilities, net (Note 6)	11	3
Other liabilities	559	354
TOTAL LIABILITIES	87,663	80,014
Commitments and contingencies (Note 10)
CAPITAL (Note 8)
Capital stock - Class B putable ($100 par value); 39 and 34 issued and outstanding shares	3,876	3,364
Retained earnings
Unrestricted	1,810	1,773
Restricted	648	617
Total retained earnings	2,458	2,390
Accumulated other comprehensive income (loss)	(29)	84
TOTAL CAPITAL	6,305	5,838
TOTAL LIABILITIES AND CAPITAL	$93,968	$85,852

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
INTEREST INCOME
Advances	$184	$121	$295	$252
Interest-bearing deposits	2	1	3	1
Securities purchased under agreements to resell	8	—	9	1
Federal funds sold	23	2	26	3
Trading securities	9	10	16	22
Available-for-sale securities	55	22	85	58
Held-to-maturity securities	8	6	14	13
Mortgage loans held for portfolio	56	50	109	103
Total interest income	345	212	557	453
INTEREST EXPENSE
Consolidated obligations - Discount notes	94	3	108	8
Consolidated obligations - Bonds	124	117	223	243
Deposits	1	—	1	—
Mandatorily redeemable capital stock	1	1	1	1
Total interest expense	220	121	333	252
NET INTEREST INCOME	125	91	224	201
Provision (reversal) for credit losses on mortgage loans	1	1	3	—
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	124	90	221	201
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(23)	(2)	(64)	(24)
Net gains (losses) on financial instruments held under fair value option	77	—	99	—
Net gains (losses) on derivatives	(30)	(8)	(14)	9
Standby letter of credit fees	3	2	5	5
Other, net	(2)	7	(1)	11
Total other income (loss)	25	(1)	25	1
OTHER EXPENSE
Compensation and benefits	18	18	36	39
Contractual services	5	5	10	9
Professional fees	3	3	6	7
Other operating expenses	5	5	9	10
Federal Housing Finance Agency	2	2	5	4
Office of Finance	2	2	4	4
Other, net	4	1	6	3
Total other expense	39	36	76	76
NET INCOME BEFORE ASSESSMENTS	110	53	170	126
Affordable Housing Program assessments	11	6	17	13
NET INCOME	$99	$47	$153	$113

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$99	$47	$153	$113
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	(50)	(2)	(111)	50
Pension and postretirement benefits	—	—	(2)	—
Total other comprehensive income (loss)	(50)	(2)	(113)	50
TOTAL COMPREHENSIVE INCOME (LOSS)	$49	$45	$40	$163

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, MARCH 31, 2021	35	$3,535	$1,788	$589	$2,377	$100	$6,012
Comprehensive income (loss)	—	—	38	9	47	(2)	45
Proceeds from issuance of capital stock	8	782	—	—	—	—	782
Repurchases/redemptions of capital stock	(7)	(808)	—	—	—	—	(808)
Net shares reclassified (to) from mandatorily redeemable capital stock	(1)	(80)	—	—	—	—	(80)
Cash dividends on capital stock	—	—	(41)	—	(41)	—	(41)
BALANCE, JUNE 30, 2021	35	$3,429	$1,785	$598	$2,383	$98	$5,910

BALANCE, MARCH 31, 2022	36	$3,523	$1,773	$628	$2,401	$21	$5,945
Comprehensive income (loss)	—	—	79	20	99	(50)	49
Proceeds from issuance of capital stock	17	1,725	—	—	—	—	1,725
Repurchases/redemptions of capital stock	(14)	(1,370)	—	—	—	—	(1,370)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(2)	—	—	—	—	(2)
Cash dividends on capital stock	—	—	(42)	—	(42)	—	(42)
BALANCE, JUNE 30, 2022	39	$3,876	$1,810	$648	$2,458	$(29)	$6,305

BALANCE, DECEMBER 31, 2020	34	$3,341	$1,775	$576	$2,351	$48	$5,740
Comprehensive income (loss)	—	—	91	22	113	50	163
Proceeds from issuance of capital stock	15	1,501	—	—	—	—	1,501
Repurchases/redemptions of capital stock	(13)	(1,333)	—	—	—	—	(1,333)
Net shares reclassified (to) from mandatorily redeemable capital stock	(1)	(80)	—	—	—	—	(80)
Cash dividends on capital stock	—	—	(81)	—	(81)	—	(81)
BALANCE, JUNE 30, 2021	35	$3,429	$1,785	$598	$2,383	$98	$5,910

BALANCE, DECEMBER 31, 2021	34	$3,364	$1,773	$617	$2,390	$84	$5,838
Comprehensive income (loss)	—	—	122	31	153	(113)	40
Proceeds from issuance of capital stock	27	2,712	—	—	—	—	2,712
Repurchases/redemptions of capital stock	(22)	(2,197)	—	—	—	—	(2,197)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(3)	—	—	—	—	(3)
Cash dividends on capital stock	—	—	(85)	—	(85)	—	(85)
BALANCE, JUNE 30, 2022	39	$3,876	$1,810	$648	$2,458	$(29)	$6,305

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$153	$113
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization/(accretion)	67	22
Net (gains) losses on trading securities	64	24
Net (gains) losses on financial instruments held under fair value option	(99)	—
Net change in derivatives and hedging activities	1,078	204
Other adjustments, net	3	15
Net change in:
Accrued interest receivable	(44)	(2)
Other assets	7	(4)
Accrued interest payable	11	(11)
Other liabilities	(16)	(13)
Total adjustments	1,071	235
Net cash provided by (used in) operating activities	1,224	348
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(690)	85
Securities purchased under agreements to resell	5,200	300
Federal funds sold	(3,490)	(3,390)
Trading securities
Proceeds from maturities and paydowns	190	4,546
Purchases	(1,298)	(1,098)
Available-for-sale securities
Proceeds from maturities and paydowns	1,471	1,049
Purchases	(1,485)	(18)
Held-to-maturity securities
Proceeds from maturities and paydowns	272	270
Advances
Repaid	102,609	69,511
Originated	(112,016)	(68,787)
Mortgage loans held for portfolio
Principal collected	599	1,510
Purchased	(984)	(839)
Other investing activities, net	(5)	—
Net cash provided by (used in) investing activities	(9,627)	3,139

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
FINANCING ACTIVITIES
Net change in deposits	(242)	(90)
Net proceeds from issuance of consolidated obligations
Discount notes	276,308	134,226
Bonds	13,157	29,738
Payments for maturing and retiring consolidated obligations
Discount notes	(248,457)	(138,468)
Bonds	(33,023)	(29,809)
Proceeds from issuance of capital stock	2,712	1,501
Payments for repurchases/redemptions of capital stock	(2,197)	(1,333)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(15)	(97)
Cash dividends paid	(85)	(81)
Net cash provided by (used in) financing activities	8,158	(4,413)
Net increase (decrease) in cash and due from banks	(245)	(926)
Cash and due from banks at beginning of the period	295	978
Cash and due from banks at end of the period	$50	$52

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$258	$285
Affordable Housing Program payments	22	23
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	10	11
Traded but not settled investment security purchases	504	—
Traded but not settled investment security payments/calls	8	—
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	3	80

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

Reclassifications

Certain amounts in the Bank’s 2021 financial statements have been reclassified to conform to the presentation for the three and six months ended June 30, 2022. These amounts were not deemed to be material.

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the six months ended June 30, 2022. Descriptions of all significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in the 2021 Form 10-K.

Note 2 — Recently Adopted and Issued Accounting Guidance

Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02)

On March 31, 2022, the Financial Accounting Standards Board (FASB) issued guidance eliminating the accounting requirements for troubled debt restructurings (TDRs) by creditors that have adopted the current expected credit losses methodology, while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Additionally, this guidance requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases. This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2023. Early adoption is permitted. The Bank is in the process of evaluating this guidance and its effect on the Bank’s financial condition, results of operations, or cash flows has not yet been determined.

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

INTEREST-BEARING DEPOSITS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND FEDERAL FUNDS SOLD

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO). At June 30, 2022 and December 31, 2021, none of these investments were with counterparties rated below triple-B; however, as of June 30, 2022, approximately one percent were secured securities purchased under agreements to resell with unrated counterparties. At December 31, 2021, the Bank held no unrated investments. These NRSRO ratings may differ from any internal ratings of the investments by the Bank.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At June 30, 2022 and December 31, 2021, no allowance for credit losses was recorded for interest-bearing deposits and federal funds sold, as all assets were repaid or expected to be repaid according to their contractual terms. The carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $1 million at June 30, 2022 and less than $1 million at December 31, 2021.

Securities purchased under agreements to resell are secured, short-term, and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at June 30, 2022 and December 31, 2021. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of less than $1 million at both June 30, 2022 and December 31, 2021.

DEBT SECURITIES

The Bank invests in debt securities, which are classified as either trading, AFS, or HTM. The Bank is prohibited by Finance Agency regulations from purchasing certain higher-risk securities, such as equity securities and debt instruments that are not investment quality. A security is considered to be investment quality if it has adequate financial backing so that full and timely payment of principal and interest is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security. Exceptions are allowed for certain investments targeted at low-income persons or communities, and instruments that experience credit deterioration after their purchase by the Bank.

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	June 30, 2022	December 31, 2021
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$1,770	$496
Other U.S. obligations[1]	87	102
GSE and Tennessee Valley Authority obligations	53	60
Other[2]	167	201
Total non-mortgage-backed securities	2,077	859
Mortgage-backed securities
GSE multifamily	136	310
Total fair value	$2,213	$1,169

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

2    Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

The following table summarizes the components of “Net gains (losses) on trading securities” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net unrealized gains (losses) on trading securities held at period-end	$(23)	$1	$(62)	$(18)
Net gains (losses) on trading securities no longer held at period-end	—	(3)	(2)	(6)
Net gains (losses) on trading securities	$(23)	$(2)	$(64)	$(24)

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	June 30, 2022
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$953	$3	$(3)	$953
GSE and Tennessee Valley Authority obligations	487	15	—	502
State or local housing agency obligations	473	—	(2)	471
Other[3]	260	8	—	268
Total non-mortgage-backed securities	2,173	26	(5)	2,194
Mortgage-backed securities
U.S. obligations single-family[2]	2,758	1	(7)	2,752
GSE single-family	232	2	—	234
GSE multifamily	7,914	10	(50)	7,874
Total mortgage-backed securities	10,904	13	(57)	10,860
Total	$13,077	$39	$(62)	$13,054

	December 31, 2021
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$1,152	$5	$(1)	$1,156
GSE and Tennessee Valley Authority obligations	953	30	—	983
State or local housing agency obligations	492	—	(4)	488
Other[3]	277	11	—	288
Total non-mortgage-backed securities	2,874	46	(5)	2,915
Mortgage-backed securities
U.S. obligations single-family[2]	2,890	19	—	2,909
GSE single-family	273	4	—	277
GSE multifamily	7,264	42	(18)	7,288
Total mortgage-backed securities	10,427	65	(18)	10,474
Total	$13,301	$111	$(23)	$13,389

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $29 million and $28 million at June 30, 2022 and December 31, 2021.

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

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$469	$(1)	$83	$(2)	$552	$(3)
State or local housing agency obligations	6	—	413	(2)	419	(2)
Total non-mortgage-backed securities	475	(1)	496	(4)	971	(5)
Mortgage-backed securities
U.S. obligations single-family[1]	2,005	(7)	73	—	2,078	(7)
GSE single-family	85	—	—	—	85	—
GSE multifamily	2,292	(36)	3,015	(14)	5,307	(50)
Total mortgage-backed securities	4,382	(43)	3,088	(14)	7,470	(57)
Total	$4,857	$(44)	$3,584	$(18)	$8,441	$(62)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$80	$—	$115	$(1)	$195	$(1)
GSE and Tennessee Valley Authority obligations	355	—	—	—	355	—
State or local housing agency obligations	—	—	451	(4)	451	(4)
Total non-mortgage-backed securities	435	—	566	(5)	1,001	(5)
Mortgage-backed securities
U.S. obligations single-family[1]	89	—	87	—	176	—
GSE single-family	2	—	—	—	2	—
GSE multifamily	1,831	(3)	2,917	(15)	4,748	(18)
Total mortgage-backed securities	1,922	(3)	3,004	(15)	4,926	(18)
Total	$2,357	$(3)	$3,570	$(20)	$5,927	$(23)

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	June 30, 2022		December 31, 2021
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$106	$106	$422	$422
Due after one year through five years	1,252	1,258	1,538	1,548
Due after five years through ten years	339	343	348	356
Due after ten years	476	487	566	589
Total non-mortgage-backed securities	2,173	2,194	2,874	2,915
Mortgage-backed securities	10,904	10,860	10,427	10,474
Total	$13,077	$13,054	$13,301	$13,389

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	June 30, 2022
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$372	$28	$(1)	$399
State or local housing agency obligations	34	—	—	34
Total non-mortgage-backed securities	406	28	(1)	433
Mortgage-backed securities
U.S. obligations single-family[2]	2	—	—	2
GSE single-family	633	1	(5)	629
Private-label	4	—	—	4
Total mortgage-backed securities	639	1	(5)	635
Total	$1,045	$29	$(6)	$1,068

	December 31, 2021
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$374	$71	$—	$445
State or local housing agency obligations	187	1	(1)	187
Total non-mortgage-backed securities	561	72	(1)	632
Mortgage-backed securities
U.S. obligations single-family[2]	2	—	—	2
GSE single-family	760	6	—	766
Private-label	5	—	—	5
Total mortgage-backed securities	767	6	—	773
Total	$1,328	$78	$(1)	$1,405

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $5 million at both June 30, 2022 and December 31, 2021.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	June 30, 2022		December 31, 2021
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after one year through five years	$255	$265	$257	$287
Due after five years through ten years	73	80	196	204
Due after ten years	78	88	108	141
Total non-mortgage-backed securities	406	433	561	632
Mortgage-backed securities	639	635	767	773
Total	$1,045	$1,068	$1,328	$1,405

ALLOWANCE FOR CREDIT LOSSES ON AFS AND HTM SECURITIES

The Bank evaluates AFS and HTM investment securities for credit losses on a quarterly basis. The Bank’s AFS and HTM securities may include, but are not limited to, certificates of deposit, commercial paper, U.S. obligations, GSE and Tennessee Valley Authority (TVA) obligations, state or local housing agency obligations, taxable municipal bonds, and mortgage-backed securities (MBS). The Bank only purchases securities considered investment quality. At both June 30, 2022 and December 31, 2021, over 99 percent of the Bank’s AFS and HTM securities, based on amortized cost, were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These NRSRO ratings may differ from any internal ratings of the securities by the Bank.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At June 30, 2022 and December 31, 2021, certain AFS securities held by the Bank were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security’s remaining amortized cost basis. In addition, substantially all of these securities are high-quality GSE securities or carry an explicit government guarantee. As a result, no allowance for credit losses was recorded on these AFS securities at June 30, 2022 and December 31, 2021.

The Bank evaluates its HTM securities for impairment on a collective, or pooled, basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. At June 30, 2022 and December 31, 2021, the Bank had no allowance for credit losses recorded on its HTM securities because the securities: (i) were all highly-rated, (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of U.S. obligations and GSE and TVA obligations, are high-quality and may carry an explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Note 4 — Advances

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	June 30, 2022		December 31, 2021
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Overdrawn demand deposit accounts[2]	$—	2.73%	$—	—%
Due in one year or less	22,301	1.76	12,441	1.18
Due after one year through two years	6,267	2.00	7,415	1.72
Due after two years through three years	11,071	1.65	9,956	1.04
Due after three years through four years	4,217	1.73	4,939	0.94
Due after four years through five years	6,343	1.75	6,275	0.95
Thereafter	3,347	2.14	3,113	2.07
Total par value	53,546	1.78%	44,139	1.24%
Premiums	12		14
Discounts	(1)		(2)
Fair value hedging adjustments	(826)		(40)
Total	$52,731		$44,111

1    Excludes accrued interest receivable of $42 million and $13 million at June 30, 2022 and December 31, 2021.

2    The Bank’s overdrawn demand deposit accounts were less than $1 million at June 30, 2022.

The following table summarizes advances by year of redemption term or next call date for callable advances, and by year of redemption term or next put date for putable advances (dollars in millions):

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Overdrawn demand deposit accounts[1]	$—	$—	$—	$—
Due in one year or less	34,891	24,690	22,954	13,270
Due after one year through two years	4,730	6,253	6,065	7,429
Due after two years through three years	5,337	4,429	10,631	9,173
Due after three years through four years	1,611	2,357	4,217	4,889
Due after four years through five years	3,607	3,273	6,343	6,276
Thereafter	3,370	3,137	3,336	3,102
Total par value	$53,546	$44,139	$53,546	$44,139
1    The Bank’s overdrawn demand deposit accounts were less than $1 million at June 30, 2022.

The Bank offers advances to members and eligible housing associates that may be prepaid on predetermined dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At June 30, 2022 and December 31, 2021, the Bank had callable advances outstanding totaling $13.5 billion and $13.4 billion.

The Bank also holds putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise dates. Generally, these put options are exercised when interest rates increase relative to contractual rates. At June 30, 2022 and December 31, 2021, the Bank had putable advances outstanding totaling $0.7 billion and $1.1 billion.

PREPAYMENT FEES

The Bank generally charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. For certain advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of the hedged item fair value hedging adjustments, if applicable, in advance interest income on the Statements of Income. During the three and six months ended June 30, 2022, the Bank recorded net prepayment fees on advances of $3 million and $9 million compared to $13 million and $30 million for the same periods in 2021.

ADVANCE CONCENTRATIONS

The Bank’s advances are primarily concentrated in commercial banks and insurance companies. At June 30, 2022 and December 31, 2021, the Bank did not have any members who individually held 10 percent or more of the Bank’s advances.

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and level of collateral to be the primary indicators of credit quality on its advances. At June 30, 2022 and December 31, 2021, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, as applicable, in excess of its outstanding advances.

At June 30, 2022 and December 31, 2021, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. The Bank considers an advance past due for financial reporting purposes if a default of contractual principal or interest exists for a period of 30 days or more. In addition, there were no TDRs related to advances during the six months ended June 30, 2022 and 2021.

The Bank has never experienced a credit loss on its advances. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on its advances as of June 30, 2022 and December 31, 2021.

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

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	June 30, 2022	December 31, 2021
Fixed rate, long-term single-family mortgage loans	$6,766	$6,307
Fixed rate, medium-term[1] single-family mortgage loans	1,094	1,172
Total unpaid principal balance	7,860	7,479
Premiums	95	96
Discounts	(6)	(2)
Basis adjustments from mortgage loan purchase commitments	(5)	6
Total mortgage loans held for portfolio[2]	7,944	7,579
Allowance for credit losses	(4)	(1)
Total mortgage loans held for portfolio, net	$7,940	$7,578

1    Medium-term is defined as an original term of 15 years or less.

2    Excludes accrued interest receivable of $36 million and $34 million at June 30, 2022 and December 31, 2021.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	June 30, 2022	December 31, 2021
Conventional mortgage loans	$7,463	$7,063
Government-insured mortgage loans	397	416
Total unpaid principal balance	$7,860	$7,479

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

The following tables present the payment status for conventional mortgage loans (dollars in millions):

	June 30, 2022
	Origination Year
	Prior to 2018	2018 to 2022	Total
Past due 30 - 59 days	$19	$17	$36
Past due 60 - 89 days	4	4	8
Past due 90 - 179 days	6	2	8
Past due 180 days or more	11	2	13
Total past due mortgage loans	40	25	65
Total current mortgage loans	1,921	5,553	7,474
Total amortized cost of mortgage loans[1]	$1,961	$5,578	$7,539

	December 31, 2021
	Origination Year
	Prior to 2017	2017 to 2021	Total
Past due 30 - 59 days	$19	$17	$36
Past due 60 - 89 days	5	3	8
Past due 90 - 179 days	7	2	9
Past due 180 days or more	16	3	19
Total past due mortgage loans	47	25	72
Total current mortgage loans	1,826	5,257	7,083
Total amortized cost of mortgage loans[1]	$1,873	$5,282	$7,155

1    Amortized cost represents the unpaid principal balance adjusted for unamortized premiums, discounts, price adjustment fees, basis adjustments, and direct write-downs. Amortized cost excludes accrued interest receivable.

The following tables present other delinquency statistics for mortgage loans (dollars in millions):

	June 30, 2022
Amortized Cost	Conventional	Government-Insured	Total
In process of foreclosure[1]	$6	$1	$7
Serious delinquency rate[2]	—%	1%	—%
Past due 90 days or more and still accruing interest[3]	$—	$6	$6
Non-accrual mortgage loans[4]	$52	$—	$52

	December 31, 2021
Amortized Cost	Conventional	Government- Insured	Total
In process of foreclosure[1]	$4	$1	$5
Serious delinquency rate[2]	—%	3%	1%
Past due 90 days or more and still accruing interest[3]	$—	$11	$11
Non-accrual mortgage loans[4]	$86	$—	$86

1    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.

2    Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total mortgage loans. Serious delinquency rate on conventional loans was less than one percent at both June 30, 2022 and December 31, 2021.

3    Represents government-insured mortgage loans that are 90 days or more past due.

4    Represents conventional mortgage loans that are 90 days or more past due or for which the collection of interest or principal is doubtful. At June 30, 2022 and December 31, 2021, $40 million and $74 million of conventional mortgage loans on non-accrual status were evaluated individually and did not have a related allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral was greater than the amortized cost of the loans.

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

At June 30, 2022 and December 31, 2021, the Bank’s allowance for credit losses on conventional mortgage loans was $4 million and $1 million. During the six months ended June 30, 2022, the Bank projected an increase in expected credit losses on collectively evaluated loans due primarily to an upward revision in forecasted mortgage rates, a deceleration in forecasted regional home price appreciation, and increased loan volumes. The increase in loan volumes was due to new purchases as well as certain individually evaluated loans returning to accrual status during the period. As a result of loans returning to accrual status, the Bank also saw a decline in expected property value recoveries on individually evaluated loans during the period.

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

The Bank has never experienced a credit loss on its government-insured mortgage loans. At June 30, 2022 and December 31, 2021, the Bank assessed its servicers and determined there was no expectation that a servicer would fail to remit payments due until paid in full. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at June 30, 2022 and December 31, 2021. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	June 30, 2022			December 31, 2021
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$33,617	$154	$253	$57,502	$68	$136
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	34,415	10	13	23,664	7	43
Forward settlement agreements (TBAs)	143	—	1	115	—	—
Mortgage loan purchase commitments	147	1	1	115	—	—
Total derivatives not designated as hedging instruments	34,705	11	15	23,894	7	43
Total derivatives before netting and collateral adjustments	$68,322	165	268	$81,396	75	179
Netting adjustments and cash collateral[1]		85	(257)		146	(176)
Total derivative assets and derivative liabilities		$250	$11		$221	$3

1     Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral, including accrued interest, held or placed with the same clearing agent and/or counterparty. At June 30, 2022 and December 31, 2021, cash collateral, including accrued interest, posted by the Bank was $438 million and $342 million. At June 30, 2022 and December 31, 2021, the Bank held cash collateral, including accrued interest, from clearing agents or counterparties of $96 million and $20 million.

The following tables summarize the net gains (losses) on qualifying and discontinued fair value hedging relationships recorded in net interest income, including the net interest settlements on derivatives, as well as total income (expense) by hedged product recorded on the Statements of Income (dollars in millions):

	For the Three Months Ended June 30, 2022
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$184	$55	$(124)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$229	$177	$(55)
Hedged items[3]	(241)	(185)	57
Net gains (losses) on fair value hedging relationships	$(12)	$(8)	$2

	For the Three Months Ended June 30, 2021
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$121	$22	$(117)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(66)	$(78)	$1
Hedged items[3]	9	43	35
Net gains (losses) on fair value hedging relationships	$(57)	$(35)	$36

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

The following tables summarize the net gains (losses) on qualifying and discontinued fair value hedging relationships recorded in net interest income, including the net interest settlements on derivatives, as well as total income (expense) by hedged product recorded on the Statements of Income (dollars in millions):

	For the Six Months Ended June 30, 2022
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$295	$85	$(223)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$735	$427	$(173)
Hedged items[3]	(786)	(456)	184
Net gains (losses) on fair value hedging relationships	$(51)	$(29)	$11

	For the Six Months Ended June 30, 2021
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$252	$58	$(243)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$133	$95	$(6)
Hedged items[3]	(244)	(160)	78
Net gains (losses) on fair value hedging relationships	$(111)	$(65)	$72

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
3    Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	June 30, 2022
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$17,333	$6,788	$10,009
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(768)	$(383)	$(176)
Basis adjustments for discontinued hedging relationships included in amortized cost	(58)	—	(3)
Total amount of fair value hedging adjustments	$(826)	$(383)	$(179)

	December 31, 2021
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$17,598	$6,547	$34,271
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(54)	$73	$11
Basis adjustments for discontinued hedging relationships included in amortized cost	14	—	(5)
Total amount of fair value hedging adjustments	$(40)	$73	$6

1    Represents the portion of amortized cost designated as a hedged item in an active or discontinued fair value hedging relationship.

The following table summarizes the components of “Net gains (losses) on derivatives” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$(40)	$(3)	$(23)	$18
Forward settlement agreements (TBAs)	4	—	11	3
Mortgage loan purchase commitments	(4)	—	(11)	(3)
Net interest settlements	11	(5)	10	(9)
Total net gains (losses) related to derivatives not designated as hedging instruments	(29)	(8)	(13)	9
Price alignment amount[1]	(1)	—	(1)	—
Net gains (losses) on derivatives	$(30)	$(8)	$(14)	$9

1    This amount represents interest on variation margin, which is a component of the derivative fair value for cleared transactions, and reflects the price alignment amount on variation margin for daily settled derivative contracts not designated as hedging instruments. The price alignment amount on variation margin for daily settled derivative contracts designated as hedging instruments are recorded in the same line item as the earnings effect of the hedged item.

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at June 30, 2022 was less than $1 million, for which the Bank was not required to post collateral in the normal course of business. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would not have been required to deliver additional collateral to its uncleared derivative counterparties at June 30, 2022.
For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Bank utilizes one Clearinghouse, CME Clearing, for all cleared derivative transactions. CME Clearing notifies the clearing agent of the required initial margin and daily variation margin requirements, and the clearing agent in turn notifies the Bank.

The Clearinghouse determines initial margin requirements which are considered cash collateral. Generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at June 30, 2022. Variation margin requirements with CME Clearing are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	June 30, 2022
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$153	$(146)	$1	$8
Cleared derivatives	11	231	—	242
Total	$164	$85	$1	$250
Derivative Liabilities
Uncleared derivatives	$159	$(149)	$1	$11
Cleared derivatives	108	(108)	—	—
Total	$267	$(257)	$1	$11

	December 31, 2021
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$74	$(73)	$—	$1
Cleared derivatives	1	219	—	220
Total	$75	$146	$—	$221
Derivative Liabilities
Uncleared derivatives	$172	$(170)	$—	$2
Cleared derivatives	7	(6)	—	1
Total	$179	$(176)	$—	$3

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

    Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At June 30, 2022 and December 31, 2021, the total par value of outstanding consolidated obligations of the FHLBanks was $882.5 billion and $652.9 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	June 30, 2022		December 31, 2021
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$50,497	1.23%	$22,355	0.08%
Discounts and concessions[1]	(212)		(6)
Fair value option adjustments	(100)		(1)
Total	$50,185		$22,348

1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	June 30, 2022		December 31, 2021
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$19,604	1.74%	$38,778	0.30%
Due after one year through two years	4,233	2.17	3,928	2.06
Due after two years through three years	4,059	2.44	5,073	2.41
Due after three years through four years	911	2.19	1,010	2.11
Due after four years through five years	1,207	2.08	1,185	1.97
Thereafter	5,201	2.38	5,105	2.27
Total par value	35,215	1.99%	55,079	0.87%
Premiums	110		138
Discounts and concessions[1]	(16)		(17)
Fair value hedging adjustments	(179)		5
Total	$35,130		$55,205

1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	June 30, 2022	December 31, 2021
Non-callable or non-putable	$25,596	$49,422
Callable	9,619	5,657
Total par value	$35,215	$55,079

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

Year of Contractual Maturity or Next Call Date	June 30, 2022	December 31, 2021
Due in one year or less	$25,876	$44,071
Due after one year through two years	3,459	3,908
Due after two years through three years	3,078	3,831
Due after three years through four years	681	805
Due after four years through five years	576	753
Thereafter	1,545	1,711
Total par value	$35,215	$55,079

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

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At June 30, 2022, the Bank had no excess capital stock outstanding. At December 31, 2021, the Bank’s excess capital stock outstanding was less than $1 million.

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

The following tables summarize changes in MRCS (dollars in millions):

	For the Three Months Ended June 30,
	2022	2021
Balance, beginning of period	$18	$36
Capital stock reclassified to (from) MRCS, net	2	80
Net payments for repurchases/redemptions of MRCS	(3)	(81)
Balance, end of period	$17	$35

	For the Six Months Ended June 30,
	2022	2021
Balance, beginning of period	$29	$52
Capital stock reclassified to (from) MRCS, net	3	80
Net payments for repurchases/redemptions of MRCS	(15)	(97)
Balance, end of period	$17	$35

The following table summarizes the Bank’s MRCS by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	June 30, 2022	December 31, 2021
Due in one year or less	$1	$10
Due after one year through two years	1	1
Due after three years through four years	8	1
Due after four years through five years	—	9
Past contractual redemption date due to outstanding activity with the Bank	7	8
Total	$17	$29

1    At the Bank’s election, MRCS may be redeemed prior to the expiration of the five year redemption period that commences on the date of the notice of redemption.

RESTRICTED RETAINED EARNINGS

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of its average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends. At June 30, 2022 and December 31, 2021, the Bank’s restricted retained earnings account totaled $648 million and $617 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in accumulated other comprehensive income (loss) (AOCI) (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 3)	Pension and postretirement benefits	Total AOCI
Balance, March 31, 2021	$104	$(4)	$100
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(2)	—	(2)
Net current period other comprehensive income (loss)	(2)	—	(2)
Balance, June 30, 2021	$102	$(4)	$98

Balance, March 31, 2022	$27	$(6)	$21
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(50)	—	(50)
Net current period other comprehensive income (loss)	(50)	—	(50)
Balance, June 30, 2022	$(23)	$(6)	$(29)

Balance, December 31, 2020	$52	$(4)	$48
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	50	—	50
Net current period other comprehensive income (loss)	50	—	50
Balance, June 30, 2021	$102	$(4)	$98

Balance, December 31, 2021	$88	$(4)	$84
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(111)	—	(111)
Reclassifications from AOCI to net income
Amortization - pension and postretirement	—	(2)	(2)
Net current period other comprehensive income (loss)	(111)	(2)	(113)
Balance, June 30, 2022	$(23)	$(6)	$(29)

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

•Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at June 30, 2022 and December 31, 2021.

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

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	June 30, 2022		December 31, 2021
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$541	$6,351	$585	$5,783
Regulatory capital	$3,759	$6,351	$3,434	$5,783
Leverage capital	$4,698	$9,526	$4,293	$8,675
Capital-to-assets ratio	4.00%	6.76%	4.00%	6.74%
Capital stock-to-assets ratio	2.00%	4.07%	2.00%	4.08%
Leverage ratio	5.00%	10.14%	5.00%	10.10%

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. The Bank had no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2022 and 2021.

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

	June 30, 2022
		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$50	$50	$—	$—	$—	$50
Interest-bearing deposits	1,011	—	1,011	—	—	1,011
Securities purchased under agreements to resell	7,250	—	7,250	—	—	7,250
Federal funds sold	8,180	—	8,180	—	—	8,180
Trading securities	2,213	—	2,213	—	—	2,213
Available-for-sale securities	13,054	—	13,054	—	—	13,054
Held-to-maturity securities	1,045	—	1,064	4	—	1,068
Advances	52,731	—	52,592	—	—	52,592
Mortgage loans held for portfolio, net	7,940	—	7,466	43	—	7,509
Accrued interest receivable	118	—	118	—	—	118
Derivative assets, net	250	—	165	—	85	250
Other assets	35	35	—	—	—	35
Liabilities
Deposits	(1,528)	—	(1,528)	—	—	(1,528)
Consolidated obligations
Discount notes	(50,185)	—	(50,178)	—	—	(50,178)
Bonds	(35,130)	—	(34,462)	—	—	(34,462)
Total consolidated obligations	(85,315)	—	(84,640)	—	—	(84,640)
MRCS	(17)	(17)	—	—	—	(17)
Accrued interest payable	(107)	—	(107)	—	—	(107)
Derivative liabilities, net	(11)	—	(268)	—	257	(11)

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

As of June 30, 2022 and December 31, 2021, multiple prices were received for the majority of the Bank’s trading and AFS investment securities. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	June 30, 2022
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S. Treasury obligations	$—	$1,770	$—	$—	$1,770
Other U.S. obligations	—	87	—	—	87
GSE and TVA obligations	—	53	—	—	53
Other non-MBS	—	167	—	—	167
GSE multifamily MBS	—	136	—	—	136
Total trading securities	—	2,213	—	—	2,213
Available-for-sale securities
Other U.S. obligations	—	953	—	—	953
GSE and TVA obligations	—	502	—	—	502
State or local housing agency obligations	—	471	—	—	471
Other non-MBS	—	268	—	—	268
U.S. obligations single-family MBS	—	2,752	—	—	2,752
GSE single-family MBS	—	234	—	—	234
GSE multifamily MBS	—	7,874	—	—	7,874
Total available-for-sale securities	—	13,054	—	—	13,054
Derivative assets, net
Interest-rate related	—	164	—	85	249
Mortgage loan purchase commitments	—	1	—	—	1
Total derivative assets, net	—	165	—	85	250
Other assets	35	—	—	—	35
Total recurring assets at fair value	$35	$15,432	$—	$85	$15,552
Liabilities
Discount notes[2]	$—	$(31,707)	$—	$—	$(31,707)
Derivative liabilities, net
Interest-rate related	—	(266)	—	257	(9)
Mortgage loan purchase commitments	—	(1)	—	—	(1)
Forward settlement agreements (TBAs)	—	(1)	—	—	(1)
Total derivative liabilities, net	—	(268)	—	257	(11)
Total recurring liabilities at fair value	$—	$(31,975)	$—	$257	$(31,718)

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

FAIR VALUE ON A NON-RECURRING BASIS

    The Bank measures certain impaired mortgage loans held for portfolio at Level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. At June 30, 2022 and December 31, 2021, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $1 million and $4 million. These fair values were as of the date the fair value adjustment was recorded during the six months ended June 30, 2022 and year ended December 31, 2021.

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

For financial instruments recorded under the fair value option, the related contractual interest income, interest expense, and the discount amortization on fair value option discount notes are recorded as part of net interest income on the Statements of Income. The remaining changes are recorded as “Net gains (losses) on financial instruments held under fair value option” on the Statements of Income.

For the three and six months ended June 30, 2022, net gains on financial instruments held under fair value option (i.e., discount notes) were $77 million and $99 million compared to less than $1 million for the same periods in 2021, and the Bank determined no credit risk adjustments for nonperformance were necessary. In determining that no credit risk adjustments were necessary, the Bank considered the following factors:

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

The following tables summarize the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected (dollars in millions):

	June 30, 2022
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$31,996	$31,707	$(289)

	December 31, 2021
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$22,355	$22,348	$(7)

Note 10 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At June 30, 2022 and December 31, 2021, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was $796.8 billion and $575.5 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	June 30, 2022			December 31, 2021
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1,2]	$5,994	$74	$6,068	$8,159
Standby bond purchase agreements[2]	21	424	445	497
Commitments to purchase mortgage loans	147	—	147	115
Commitments to issue bonds	241	—	241	—
Commitments to issue discount notes	942	—	942	—
Commitments to fund advances[2]	356	4	360	1,728

1    Excludes commitments to issue standby letters of credit, when applicable. At both June 30, 2022 and December 31, 2021, the Bank had no commitments to issue standby letters of credit.

2    The Bank has deemed it unnecessary to record any liability for credit losses on these agreements at June 30, 2022 and December 31, 2021.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The original terms of standby letters of credit outstanding at June 30, 2022 range from less than one month to seven years, currently no later than 2028. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” on the Statements of Condition and amounted to $2 million at both June 30, 2022 and December 31, 2021.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district pursuant to which, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. At June 30, 2022, the Bank had standby bond purchase agreements with seven housing associates. The standby bond purchase commitments entered into by the Bank have original expiration periods of up to seven years, currently no later than 2027. During both the six months ended June 30, 2022 and 2021, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at June 30, 2022 and December 31, 2021 is reported in “Note 6 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Commitments to Issue Consolidated Obligations. The Bank enters into commitments to issue consolidated obligations in the normal course of its business, generally that settle within 30 calendar days. At June 30, 2022, the Bank had commitments to issue $241 million and $942 million of consolidated obligation bonds and discount notes. At December 31, 2021, the Bank had no commitments to issue consolidated obligation bonds and discount notes.

Commitments to Fund Advances. The Bank enters into commitments to fund additional advances up to 24 months in the future. At June 30, 2022 and December 31, 2021, the Bank had commitments to fund advances of $360 million and $1.7 billion.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a first loss account (FLA). For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $170 million and $163 million at June 30, 2022 and December 31, 2021.
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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	June 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Advances	$70	—	$17	—
Mortgage loans	136	2	119	2
Deposits	39	3	15	1
Capital stock	29	1	43	1

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including MRCS). At June 30, 2022 and December 31, 2021, the Bank did not have any stockholders owning 10 percent or more of its total capital stock outstanding.

Note 12 — Activities with Other FHLBanks

    Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the six months ended June 30, 2022 and 2021 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2022
Chicago	$—	$1	$(1)	$—

2021
Chicago	$—	$301	$(301)	$—

The following table summarizes borrowing activity from other FHLBanks during the six months ended June 30, 2022 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2022
Chicago	$—	$250	$(250)	$—
San Francisco	—	500	(500)	—
	$—	$750	$(750)	$—

During the six months ended June 30, 2021, the Bank did not borrow funds from other FHLBanks.

Note 13 — Subsequent Events

Subsequent events have been evaluated from July 1, 2022, through the time of the Form 10-Q filing with the SEC. No material subsequent events requiring disclosure were identified.

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

Our financial condition and results of operations are influenced by global and national economies, local economies within our district, and the conditions in the financial, housing and credit markets, all of which impact the interest rate environment. The interest rate environment significantly impacts our profitability. During the first half of 2022, in response to higher inflation, the Federal Open Markets Committee (FOMC or Committee) raised the target range for the federal funds rate by 1.50 percent, which led to higher interest rates that bolstered our net interest income. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Conditions in the Financial Markets” for additional discussion on economic conditions impacting our financial results.

Financial Results
For the three and six months ended June 30, 2022, we reported net income of $99 million and $153 million compared to $47 million and $113 million for the same periods in 2021. The increase in our net income, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was driven by increases in net interest income and other income during the three and six months ended June 30, 2022.

Net interest income increased $34 million and $23 million during the three and six months ended June 30, 2022 when compared to the same periods last year due primarily to higher interest rates and attractive funding costs, offset in part by a decrease in advance prepayment fee income of $10 million and $21 million.

Other income increased $26 million and $24 million during the three and six months ended June 30, 2022 when compared to the same periods last year. The increase for both periods was due primarily to net combined gains of $24 million and $21 million on our trading securities, fair value option instruments, and economic derivatives compared to net losses of $10 million and $15 million for the same periods in 2021. These changes in fair value were primarily driven by market volatility and the impact it had on interest rates, as well as credit spreads on our fixed rate trading securities.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional discussion on our results of operations.

    Our total assets increased to $94.0 billion at June 30, 2022, compared to $85.9 billion at December 31, 2021, driven primarily by an increase in advances. Advances increased $8.6 billion due mainly to an increase in borrowings by large depository institution members and insurance company members. This increase was partially offset by a $0.7 billion decline in investments driven by decreased money market investments and the maturity and/or paydown of long-term securities.

Total capital increased to $6.3 billion at June 30, 2022 from $5.8 billion at December 31, 2021, primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. Our regulatory capital ratio increased to 6.76 percent at June 30, 2022, from 6.74 percent at December 31, 2021, and was above the required regulatory limit at each period end. Regulatory capital includes all capital stock, MRCS, and retained earnings.

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

As indicated in the tables that follow, our adjusted net interest income and adjusted net income increased during the three and six months ended June 30, 2022 when compared to the same periods in 2021. Our increase in adjusted net interest income was driven mainly by higher interest rates and attractive funding costs.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
GAAP net interest income	$125	$91	$224	$201
Exclude:
Prepayment fees on advances, net[1]	3	13	9	30
Prepayment fees on investments, net[2]	7	1	10	1
Mandatorily redeemable capital stock interest expense	(1)	(1)	(1)	(1)
Market value adjustments on fair value hedges[3]	5	(5)	8	7
Total adjustments	14	8	26	37
Include items reclassified from other income (loss):
Net interest income (expense) on economic hedges	10	(5)	9	(9)
Adjusted net interest income	$121	$78	$207	$155
Adjusted net interest margin	0.52%	0.35%	0.46%	0.35%

1    Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2    Prepayment fees on investments, net includes basis adjustment amortization, as well as premium and/or discount amortization on non-mortgage-backed securities (MBS).

3     Represents market value gains (losses) on derivatives and hedged items in qualifying hedging relationships.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
GAAP net income before assessments	$110	$53	$170	$126
Exclude:
Prepayment fees on advances, net[1]	3	13	9	30
Prepayment fees on investments, net[2]	7	1	10	1
Mandatorily redeemable capital stock interest expense	(1)	(1)	(1)	(1)
Market value adjustments on fair value hedges[3]	5	(5)	8	7
Net gains (losses) on financial instruments held under fair value option	77	—	99	—
Net gains (losses) on trading securities	(23)	(2)	(64)	(24)
Net gains (losses) on derivatives[4]	(30)	(8)	(14)	9
Include:
Net interest income (expense) on economic hedges	10	(5)	9	(9)
Adjusted net income before assessments	82	50	132	95
Adjusted AHP assessments[5]	8	6	13	10
Adjusted net income	$74	$44	$119	$85

1    Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2    Prepayment fees on investments, net includes basis adjustment amortization, as well as premium and/or discount amortization on non-MBS.

3    Represents market value gains (losses) on derivatives and hedged items in qualifying hedging relationships.

4    Represents net gains (losses) on economic derivatives and the related interest settlements.

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

As noted throughout this report, certain of our advances, investments, derivatives, and related collateral are indexed to LIBOR. As of June 30, 2020, we ceased all LIBOR indexed transactions with maturities beyond December 31, 2021. We are preparing for a transition away from LIBOR and have developed a transition plan that addresses considerations such as LIBOR exposure, member products, fallback language, operational readiness, and balance sheet management. We are in the process of ensuring we are operationally ready for fallback activities, including updating our processes and IT systems to support the transition away from LIBOR.

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

The following tables summarize our variable rate advances, investments, consolidated obligation bonds, and derivatives by interest-rate index (in millions):

	June 30, 2022
	LIBOR	SOFR	Federal Funds OIS	Other[1]	Total
Advances, principal amount	$348	$438	$—	$13,860	$14,646
Investment securities
Non-MBS, principal amount	981	—	—	—	981
MBS, principal amount	5,364	221	—	—	5,585
Total investment securities	6,345	221	—	—	6,566
Consolidated obligation bonds, principal amount	—	12,525	—	—	12,525
Total variable rate financial instruments amount	$6,693	$13,184	$—	$13,860	$33,737

Derivatives
Pay leg, notional amount	$1,285	$39,612	$432	$—	$41,329
Receive leg, notional amount	8,262	539	17,901	—	26,702

	December 31, 2021
	LIBOR	SOFR	Federal Funds OIS	Other[1]	Total
Advances, principal amount	$564	$430	$—	$13,537	$14,531
Investment securities
Non-MBS, principal amount	1,253	—	—	—	1,253
MBS, principal amount	6,084	—	—	—	6,084
Total investment securities	7,337	—	—	—	7,337
Consolidated obligation bonds, principal amount	—	7,786	—	—	7,786
Total variable rate financial instruments amount	$7,901	$8,216	$—	$13,537	$29,654

Derivatives
Pay leg, notional amount	$1,407	$53,602	$432	$—	$55,441
Receive leg, notional amount	11,334	5	14,386	—	25,725
1     Consists primarily of advances indexed in part to consolidated obligation yields.

The following tables present our exposure to LIBOR-indexed advances, investments, consolidated obligation bonds, and derivatives (in millions):

	June 30, 2022
	LIBOR Tenors That Cease or Will no Longer be Representative Immediately After June 30, 2023
	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates Thereafter	Total
Assets Indexed to LIBOR
Advances, principal amount by redemption term	$81	$50	$217	$348
Investment securities, by contractual maturity[1]
Non-MBS, principal amount	—	56	925	981
MBS, principal amount	—	75	5,289	5,364
Derivatives, receive leg
Cleared, notional amount	619	1,773	3,452	5,844
Uncleared, notional amount	253	783	1,382	2,418
Total principal/notional amount	$953	$2,737	$11,265	$14,955

Liabilities Indexed to LIBOR
Derivatives, pay leg
Cleared, notional amount	$55	$264	$660	$979
Uncleared, notional amount	6	50	250	306
Total principal/notional amount	$61	$314	$910	$1,285

	December 31, 2021
	LIBOR Tenors That Cease or Will no Longer be Representative Immediately After June 30, 2023
	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates Thereafter	Total
Assets Indexed to LIBOR
Advances, principal amount by redemption term	$206	$50	$308	$564
Investment securities, by contractual maturity[1]
Non-MBS, principal amount	—	84	1,169	1,253
MBS, principal amount	69	80	5,935	6,084
Derivatives, receive leg
Cleared, notional amount	1,800	1,786	3,851	7,437
Uncleared, notional amount	962	934	2,001	3,897
Total principal/notional amount	$3,037	$2,934	$13,264	$19,235

Liabilities Indexed to LIBOR
Derivatives, pay leg
Cleared, notional amount	$80	$264	$660	$1,004
Uncleared, notional amount	103	50	250	403
Total principal/notional amount	$183	$314	$910	$1,407
1    MBS are presented by contractual maturity, however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.
For a summary of our risks on the replacement of the LIBOR benchmark interest rate, refer to “Item 1A. Risk Factors” in our 2021 Form 10-K.

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Overall economic activity appears to have picked up after edging down in the first quarter. Job gains have been robust in recent months, and the unemployment rate has remained low. Inflation remains elevated, reflecting supply and demand imbalances related to the pandemic, higher energy prices, and broader price pressures.

The invasion of Ukraine by Russia and the related events are causing economic hardship, creating additional upward pressure on inflation, and are weighing on economic activity. In addition, COVID-19-related lockdowns in China are likely to exacerbate supply chain disruptions.

In its June 15, 2022 statement, the FOMC stated that it decided to raise the target range for the federal funds rate to 1.50 and 1.75 percent compared to zero and 0.25 percent for the same period in 2021. Further, in its July 27, 2022 statement, the Committee decided to increase the target range for the federal funds rate an additional 0.75 percent, to 2.25 percent to 2.50 percent. The Committee emphasized its strong commitment to return inflation to its two percent objective and anticipates that ongoing increases in the target range will be appropriate. The Committee will continue reducing its holdings of Treasury securities and agency debt and agency MBS. The Committee also stated that its assessment will take into account a wide range of information, including readings on public health, labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments.

Mortgage Markets

During the first half of 2022, mortgage rates increased, on average, compared to the same periods last year and from the prior year-end. In the first half of 2022, new and existing home sales slowed, while home prices continued to rise due to low housing inventories. The primary driver of mortgage activity shifted from refinance activity to purchase activity in the second quarter of 2022.

Interest Rates

    The following table shows information on key market interest rates1:

	Second Quarter 2022 3-Month Average	Second Quarter 2021 3-Month Average	Second Quarter 2022 6-Month Average	Second Quarter 2021 6-Month Average	June 30, 2022 Ending Rate	December 31, 2021 Ending Rate
Federal funds	0.77%	0.07%	0.45%	0.07%	1.58%	0.07%
Three-month LIBOR	1.52	0.16	1.03	0.18	2.29	0.21
SOFR	0.71	0.02	0.41	0.03	1.50	0.05
2-year U.S. Treasury	2.72	0.17	2.10	0.15	2.96	0.73
10-year U.S. Treasury	2.93	1.58	2.45	1.46	3.02	1.51
30-year residential mortgage note	5.20	3.00	4.48	2.94	5.70	3.11

1    Source: Bloomberg.

In response to higher inflation, the FOMC raised the target range for the federal funds rate, which led to higher interest rates during the first half of 2022 when compared to the same period last year.

Funding Spreads

The following table reflects our funding spreads to SOFR (basis points)1:

	Second Quarter 2022 3-Month Average	Second Quarter 2021 3-Month Average	Second Quarter 2022 6-Month Average	Second Quarter 2021 6-Month Average	June 30, 2022 Ending Spread	December 31, 2021 Ending Spread
3-month	(12.0)	0.5	(6.1)	1.3	(17.5)	(1.3)
2-year	1.0	6.4	4.0	6.4	5.0	2.7
5-year	27.6	15.3	25.4	14.4	31.5	19.6
10-year	61.0	34.1	54.9	32.3	59.2	41.0

1    Source: The Office of Finance.

The following table reflects our funding spreads to U.S. Treasuries (basis points)1:

	Second Quarter 2022 3-Month Average	Second Quarter 2021 3-Month Average	Second Quarter 2022 6-Month Average	Second Quarter 2021 6-Month Average	June 30, 2022 Ending Spread	December 31, 2021 Ending Spread
3-month	12.8	1.5	8.1	1.7	26.1	1.5
2-year	5.0	1.5	4.4	1.4	11.0	1.5
5-year	7.2	2.4	7.3	2.8	9.0	7.0
10-year	42.3	9.2	37.1	10.5	41.0	24.0

1    Source: The Office of Finance.

As a result of our credit quality and government-sponsored enterprise (GSE) status, we generally have ready access to funding at relatively competitive interest rates. During the first half of 2022, our short-term funding spreads to SOFR generally improved when compared to the prior year-end and the same period last year, while longer-term spreads deteriorated. During the first half of 2022, our funding spreads to U.S. Treasuries deteriorated when compared to the prior year-end and the same period last year. During the six months ended June 30, 2022, we utilized discount notes and shorter-term consolidated obligation bonds in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements.

SELECTED FINANCIAL DATA

    The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	June 30, 2022	December 31, 2021
Cash and due from banks	$50	$295
Investments[1]	32,753	33,442
Advances	52,731	44,111
Mortgage loans held for portfolio, net[2]	7,940	7,578
Total assets	93,968	85,852
Consolidated obligations
Discount notes	50,185	22,348
Bonds	35,130	55,205
Total consolidated obligations[3]	85,315	77,553
Mandatorily redeemable capital stock	17	29
Total liabilities	87,663	80,014
Capital stock — Class B putable	3,876	3,364
Retained earnings	2,458	2,390
Accumulated other comprehensive income (loss)	(29)	84
Total capital	6,305	5,838
Regulatory capital ratio[4]	6.76	6.74

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Statements of Income	2022	2021	2022	2021
Net interest income	$125	$91	$224	$201
Provision (reversal) for credit losses on mortgage loans	1	1	3	—
Other income (loss)[5]	25	(1)	25	1
Other expense[6]	39	36	76	76
AHP assessments	11	6	17	13
Net income	99	47	153	113
Selected Financial Ratios[7]
Net interest spread[8]	0.47%	0.36%	0.45%	0.41%
Net interest margin[9]	0.54	0.41	0.50	0.46
Return on average equity (annualized)	6.43	3.14	5.11	3.85
Return on average capital stock (annualized)	10.44	5.32	8.45	6.55
Return on average assets (annualized)	0.42	0.21	0.34	0.25
Average equity to average assets	6.56	6.73	6.61	6.60

1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2    Includes an allowance for credit losses of $4 million and $1 million at June 30, 2022 and December 31, 2021.

3    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $882.5 billion and $652.9 billion at June 30, 2022 and December 31, 2021.

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

RESULTS OF OPERATIONS

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Three Months Ended June 30,
	2022			2021
	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]
Interest-earning assets
Interest-bearing deposits	$1,423	0.76%	$2	$803	0.10%	$1
Securities purchased under agreements to resell	4,229	0.76	8	3,502	0.07	—
Federal funds sold	11,397	0.79	23	9,671	0.06	2
MBS[3,4]	11,522	1.66	48	12,801	0.71	23
Other investments[3,4,5]	4,826	1.95	24	5,629	1.09	15
Advances[4]	51,542	1.43	184	49,202	0.99	121
Mortgage loans[6]	7,805	2.89	56	7,677	2.65	50
Total interest-earning assets	92,744	1.49	345	89,285	0.95	212
Non-interest-earning assets	1,657	—	—	910	—	—
Total assets	$94,401	1.46%	$345	$90,195	0.94%	$212
Interest-bearing liabilities
Deposits	$1,702	0.12%	$1	$1,722	0.01%	$—
Consolidated obligations
Discount notes[4]	48,158	0.79	94	24,986	0.05	3
Bonds[4]	36,161	1.38	124	56,197	0.84	117
Other interest-bearing liabilities[7]	26	4.66	1	39	5.52	1
Total interest-bearing liabilities	86,047	1.02	220	82,944	0.59	121
Non-interest-bearing liabilities	2,159	—	—	1,180	—	—
Total liabilities	88,206	1.00	220	84,124	0.58	121
Capital	6,195	—	—	6,071	—	—
Total liabilities and capital	$94,401	0.93%	$220	$90,195	0.54%	$121
Net interest income and spread[8]		0.47%	$125		0.36%	$91
Net interest margin[9]		0.54%			0.41%
Average interest-earning assets to interest-bearing liabilities		107.78%			107.64%

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

9    Represents net interest income expressed as a percentage of average interest-earning assets.

The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Six Months Ended June 30,
	2022			2021
	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]
Interest-earning assets
Interest-bearing deposits	$1,310	0.49%	$3	$832	0.10%	$1
Securities purchased under agreements to resell	4,386	0.42	9	3,193	0.07	1
Federal funds sold	11,350	0.46	26	8,658	0.07	3
Mortgage-backed securities[3,4]	11,490	1.30	74	13,085	0.80	52
Other investments[3,4,5]	4,609	1.77	41	6,819	1.21	41
Advances[4]	49,165	1.21	295	48,250	1.05	252
Mortgage loans[6]	7,722	2.85	109	7,872	2.65	103
Loans to other FHLBanks	—	—	—	2	0.12	—
Total interest-earning assets	90,032	1.25	557	88,711	1.03	453
Non-interest-earning assets	1,234	—	—	956	—	—
Total assets	$91,266	1.23%	$557	$89,667	1.02%	$453
Interest-bearing liabilities
Deposits	$1,830	0.06%	$1	$1,796	0.01%	$—
Consolidated obligations
Discount notes[4]	38,714	0.56	108	24,306	0.07	8
Bonds[4]	42,834	1.05	223	56,248	0.87	243
Other interest-bearing liabilities[7]	27	4.74	1	42	4.96	1
Total interest-bearing liabilities	83,405	0.80	333	82,392	0.62	252
Non-interest-bearing liabilities	1,826	—	—	1,353	—	—
Total liabilities	85,231	0.79	333	83,745	0.61	252
Capital	6,035	—	—	5,922	—	—
Total liabilities and capital	$91,266	0.73%	$333	$89,667	0.57%	$252
Net interest income and spread[8]		0.45%	$224		0.41%	$201
Net interest margin[9]		0.50%			0.46%
Average interest-earning assets to interest-bearing liabilities		107.95%			107.67%
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

	Three Months Ended			Six Months Ended
	June 30, 2022 vs. June 30, 2021			June 30, 2022 vs. June 30, 2021
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$—	$1	$1	$—	$2	$2
Securities purchased under agreements to resell	—	8	8	1	7	8
Federal funds sold	—	21	21	1	22	23
MBS	(2)	27	25	(7)	29	22
Other investments	(2)	11	9	(16)	16	—
Advances	6	57	63	5	38	43
Mortgage loans	1	5	6	(2)	8	6
Total interest income	3	130	133	(18)	122	104
Interest expense
Deposits	—	1	1	—	1	1
Consolidated obligations
Discount notes	5	86	91	8	92	100
Bonds	(51)	58	7	(64)	44	(20)
Total interest expense	(46)	145	99	(56)	137	81
Net interest income	$49	$(15)	$34	$38	$(15)	$23

NET INTEREST SPREAD

Net interest spread represents the annualized yield on total interest-earning assets minus the annualized cost of total interest-bearing liabilities. Our net interest spread was 0.47 percent and 0.45 percent for the three and six months ended June 30, 2022 compared to 0.36 percent and 0.41 percent for the same periods in 2021. Net interest income increased during the three and six months ended June 30, 2022 due primarily to higher interest rates, amortization/accretion activity on advances and mortgage loans, and attractive funding costs. The increase for each period was partially offset by a decrease in advance prepayment fee income of $10 million and $21 million when compared to the same periods last year.

NET INTEREST MARGIN

Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. Our net interest margin was 0.54 percent and 0.50 percent for the three and six months ended June 30, 2022 compared to 0.41 percent and 0.46 percent for the same periods in 2021 due primarily to higher net interest spread, as discussed above.

The primary components of our interest income and interest expense are discussed further below.

Advances

Interest income on advances increased during the three and six months ended June 30, 2022 when compared to the same periods in 2021 due primarily to the higher interest rate environment. In addition, during the three and six months ended June 30, 2022, we recorded increased amortization/accretion of basis adjustments on closed hedge relationships of $16 million and $24 million when compared to the same periods in 2021 driven by the termination of certain advance fair value hedge relationships. The increase for each period was partially offset by a decline in advance prepayment fee income of $10 million and $21 million.

Investments

Interest income on investments increased during the three and six months ended June 30, 2022 when compared to the same periods in 2021 due primarily to the higher interest rate environment, an increase in investment prepayment fee income of $6 million and $9 million, and an increase in net gains on investment fair value hedge relationships of $9 million and $5 million. These increases were partially offset by lower average other investment and MBS balances resulting from maturities and/or paydowns.

Mortgage Loans

Interest income on mortgage loans increased slightly during the three and six months ended June 30, 2022 when compared to the same periods in 2021 due to the higher interest rate environment coupled with decreased net premium amortization on mortgage loans resulting from a slowdown in prepayment activity.

Consolidated Obligations

Interest expense on bonds increased during the three months ended June 30, 2022 when compared to the same period in 2021 due primarily to the higher interest rate environment, offset in part by lower average balances. Interest expense on bonds decreased during the six months ended June 30, 2022 compared to the same period in 2021 as a result of lower average balances, partially offset by the higher interest rate environment. Average bond balances declined due mainly to our increased utilization of discount notes and the call or maturity of higher costing debt.

Interest expense on discount notes increased during the three and six months ended June 30, 2022 when compared to the same periods in 2021 due to the higher interest rate environment and our increased utilization of discount notes during 2022 in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements.

Other Income (Loss)

    The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net gains (losses) on trading securities	$(23)	$(2)	$(64)	$(24)
Net gains (losses) on financial instruments held under fair value option	77	—	99	—
Net gains (losses) on derivatives	(30)	(8)	(14)	9
Standby letter of credit fees	3	2	5	5
Other, net	(2)	7	(1)	11
Total other income (loss)	$25	$(1)	$25	$1

Other income (loss) increased during the three and six months ended June 30, 2022 when compared to the same periods in 2021. During the three and six months ended June 30, 2022, we recorded net combined gains of $24 million and $21 million on our trading securities, fair value option instruments, and economic derivatives compared to net losses of $10 million and $15 million for the same periods in 2021. These changes in fair value were primarily driven by market volatility and the impact it had on interest rates, as well as credit spreads on our fixed rate trading securities. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our economic derivatives. These increases were offset in part by a decline in other, net driven primarily by a decrease in the market value of our Benefit Equalization defined benefit plan assets during 2022.

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended June 30, 2022
Net Effect of Hedging Activities	Advances	Investments	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$6	$5	$—	$(1)	$—	$10
Net gains (losses) on derivatives and hedged items	—	8	—	(1)	—	7
Net interest settlements on derivatives[2]	(19)	(20)	—	5	—	(34)
Total impact to net interest income	(13)	(7)	—	3	—	(17)
Other income (loss):
Net gains (losses) on derivatives[3]	—	21	(50)	(1)	—	(30)
Net gains (losses) on trading securities[4]	—	(23)	—	—	—	(23)
Net gains (losses) on financial instruments held under fair value option[4]	—	—	77	—	—	77
Price alignment amount on derivatives[5]	—	—	—	—	(1)	(1)
Total impact to other income (loss)	—	(2)	27	(1)	(1)	23
Total net effect of hedging activities[6]	$(13)	$(9)	$27	$2	$(1)	$6

1    Represents the amortization/accretion of basis adjustments on closed hedge relationships.

2    Represents the interest component on derivatives that qualify for fair value hedge accounting.

3    Represents net gains (losses) on economic derivatives and the related interest settlements.

4    Represents the net gains (losses) on those trading securities and fair value option instruments for which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value.

5    Includes the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

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

4    Represents the net gains (losses) on those trading securities and fair value option instruments for which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value.

5    The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Six Months Ended June 30, 2022
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$6	$5	$(1)	$—	$(2)	$—	$8
Net gains (losses) on derivatives and hedged items	—	15	—	—	(4)	—	11
Net interest settlements on derivatives[2]	(58)	(48)	—	—	18	—	(88)
Total impact to net interest income	(52)	(28)	(1)	—	12	—	(69)
Other income (loss):
Net gains (losses) on derivatives[3]	—	53	—	(66)	(1)	—	(14)
Net gains (losses) on trading securities[4]	—	(64)	—	—	—	—	(64)
Net gains (losses) on financial instruments held under fair value option[4]	—	—	—	99	—	—	99
Price alignment amount on derivatives[5]	—	—	—	—	—	(1)	(1)
Total impact to other income (loss)	—	(11)	—	33	(1)	(1)	20
Total net effect of hedging activities[6]	$(52)	$(39)	$(1)	$33	$11	$(1)	$(49)
1    Represents the amortization/accretion of basis adjustments on closed hedge relationships.

2    Represents the interest component on derivatives that qualify for fair value hedge accounting.

3    Represents net gains (losses) on economic derivatives and the related interest settlements.

4    Represents the net gains (losses) on those trading securities and fair value option instruments for which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value.

5    Includes the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

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

4    Represents the net gains (losses) on those trading securities and fair value option instruments for which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value.

5    The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

NET AMORTIZATION/ACCRETION
Amortization/accretion varies from period to period depending on our hedge relationship termination activities and the maturity, call, or prepayment of assets or liabilities previously in hedge relationships. During the three and six months ended June 30, 2022, our change in amortization activity when compared to the same periods last year was driven primarily by the prepayment of advances and investments that were previously in a hedge relationship, as well as the termination of certain advance fair value hedge relationships.

NET GAINS (LOSSES) ON DERIVATIVES AND HEDGED ITEMS

The net gains and losses on derivatives and hedged items designated in fair value hedge relationships are recorded in net interest income. During the three and six months ended June 30, 2022, we recorded net gains of $7 million and $11 million on our fair value hedge relationships compared to net losses of $2 million and net gains of $10 million in the same periods last year, which primarily stemmed from market volatility and the impact it had on interest rates.

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

NET GAINS (LOSSES) ON DERIVATIVES

We utilize economic derivatives to manage certain risks on our Statements of Condition. Gains and losses on economic derivatives are driven by changes in interest rates and volatility and include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. During the three and six months ended June 30, 2022, we recorded net losses of $30 million and $14 million on our economic derivatives, compared to net losses of $8 million and net gains of $9 million during the same periods last year. The changes were primarily driven by changes in the fair value of interest rate swaps used to economically hedge our discount notes held under fair value option and investment securities portfolio. These fair value changes were primarily driven by market volatility resulting from changes in interest rates.

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Compensation and benefits	$18	$18	$36	$39
Contractual services	5	5	10	9
Professional fees	3	3	6	7
Other operating expenses	5	5	9	10
Total operating expenses	31	31	61	65
Federal Housing Finance Agency	2	2	5	4
Office of Finance	2	2	4	4
Other, net	4	1	6	3
Total other expense	$39	$36	$76	$76

Other expense increased for the three months ended June 30, 2022 compared to the same period last year, primarily driven by an increase in other, net due to concession amortization on discount notes recorded under the fair value option. Other expense remained relatively stable for the six months ended June 30, 2022 compared to the same period last year.

STATEMENTS OF CONDITION

Financial Highlights

    Our total assets increased to $94.0 billion at June 30, 2022 from $85.9 billion at December 31, 2021. Our total liabilities increased to $87.7 billion at June 30, 2022 from $80.0 billion at December 31, 2021. Total capital increased to $6.3 billion at June 30, 2022 from $5.8 billion at December 31, 2021. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash and Due from Banks

At June 30, 2022, our total cash balance was $50 million compared to $295 million at December 31, 2021, a decrease of $245 million. Our cash balance is influenced by our liquidity needs, member advance activity, market conditions, and the availability of attractive investment opportunities.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	June 30, 2022	December 31, 2021
Commercial banks	$13,360	$9,095
Savings institutions	935	671
Credit unions	8,020	4,054
Insurance companies	30,992	29,681
CDFIs	13	16
Total member advances	53,320	43,517
Housing associates	129	515
Non-member borrowers	97	107
Total par value	$53,546	$44,139

Our total advance par value increased $9.4 billion or 21 percent at June 30, 2022 when compared to December 31, 2021, primarily due to an increase in borrowings by large depository institution members and insurance companies. In July, we continued to see further advance borrowings from our large depository institution members as their deposit levels declined and/or liquidity needs shifted.

The following table summarizes our advances by interest rate payment terms (dollars in millions):

	June 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Fixed rate	$36,872	69	$27,053	61
Fixed rate, putable	710	1	1,139	2
Variable rate	1,248	2	1,212	3
Variable rate, callable[1]	13,398	25	13,319	30
Other[2]	1,318	3	1,416	4
Overdrawn demand deposit accounts[3]	—	—	—	—
Total advance par value	53,546	100	44,139	100
Premiums	12		14
Discounts	(1)		(2)
Fair value hedging adjustments	(826)		(40)
Total	$52,731		$44,111

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

3    Overdrawn demand deposit accounts were less than $1 million at June 30, 2022.

Fair value hedging adjustments changed $786 million at June 30, 2022 when compared to December 31, 2021 due primarily to the impact of interest rates on our cumulative fair value adjustments on advances in active hedge relationships, coupled with the recognition of closed basis adjustments on terminated advance hedge relationships.

At June 30, 2022 and December 31, 2021, advances outstanding to our five largest member borrowers totaled $17.5 billion and $17.0 billion, which represented 33 percent and 39 percent of our total advances outstanding at each period end. The following table summarizes advances outstanding to our five largest member borrowers at June 30, 2022 (dollars in millions):

	Amount	% of Total Advances
EquiTrust Life Insurance Company	$4,350	8
Principal Life Insurance Company	4,250	8
Midland National Life Insurance Company[1]	3,213	6
Transamerica Life Insurance Company	2,995	6
Athene Annuity and Life Company[2]	2,706	5
Total par value	$17,514	33

1    Excludes $1.5 billion of advances with North American Company for Life and Health Insurance, an affiliate of Midland National Life Insurance Company.

2    Excludes $0.3 billion of advances with Athene Annuity & Life Assurance Company, an affiliate of Athene Annuity and Life Company.

We evaluate advances for credit losses on a quarterly basis and have never experienced a credit loss on our advances. For additional discussion on our advance credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

    The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	June 30, 2022	December 31, 2021
Fixed rate conventional loans	$7,463	$7,063
Fixed rate government-insured loans	397	416
Total unpaid principal balance	7,860	7,479
Premiums	95	96
Discounts	(6)	(2)
Basis adjustments from mortgage loan purchase commitments	(5)	6
Total mortgage loans held for portfolio	7,944	7,579
Allowance for credit losses	(4)	(1)
Total mortgage loans held for portfolio, net	$7,940	$7,578

Our total mortgage loans increased $0.4 billion or five percent at June 30, 2022 when compared to December 31, 2021. The increase was primarily due to new loan purchases exceeding principal paydowns, driven in part by a decrease in prepayment activity resulting from an increase in mortgage rates.

We evaluate mortgage loans for credit losses on a quarterly basis. For additional discussion on our mortgage loan credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	June 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$1,011	3	$416	1
Securities purchased under agreements to resell	7,250	22	12,450	37
Federal funds sold	8,180	25	4,690	14
U.S. Treasury obligations[2]	549	2	—	—
Total short-term investments	16,990	52	17,556	52
Long-term investments[3]
MBS
GSE single-family	867	3	1,037	3
GSE multifamily	8,010	24	7,598	23
U.S. obligations single-family[2]	2,754	8	2,911	9
Private-label residential	4	—	5	—
Total MBS	11,635	35	11,551	35
Non-MBS
U.S. Treasury obligations[2]	1,221	4	496	1
Other U.S. obligations[2]	1,040	3	1,258	4
GSE and TVA obligations	927	3	1,417	4
State or local housing agency obligations	505	2	675	2
Other[4]	435	1	489	2
Total non-MBS	4,128	13	4,335	13
Total long-term investments	15,763	48	15,886	48
Total investments	$32,753	100	$33,442	100

1    Short-term investments have original maturities equal to or less than one year.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

3    Long-term investments have original maturities of greater than one year.

4    Consists primarily of taxable municipal bonds.

Our investments decreased $0.7 billion or two percent at June 30, 2022 when compared to December 31, 2021 due primarily to a decline in money market investments and the maturity and/or paydown of long-term securities. This decrease was offset in part by the purchase of U.S. Treasury obligations and MBS. At June 30, 2022 and December 31, 2021, we had GSE and/or other U.S. obligation MBS purchases with a total par value of $502 million and $289 million that were traded but not yet settled. These investments were recorded as “available-for-sale” on our Statements of Condition with a corresponding payable recorded in “other liabilities.”

The Finance Agency limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 1.89 and 1.99 at June 30, 2022 and December 31, 2021.

We evaluate investments for credit losses on a quarterly basis. For additional discussion on our investment credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”

Consolidated Obligations

    Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At June 30, 2022 and December 31, 2021, the carrying value of consolidated obligations for which we are primarily liable totaled $85.3 billion and $77.6 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	June 30, 2022	December 31, 2021
Par value	$50,497	$22,355
Discounts and concession fees[1]	(212)	(6)
Fair value option valuation adjustments	(100)	(1)
Total	$50,185	$22,348

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes increased $27.8 billion or 125 percent at June 30, 2022 when compared to December 31, 2021. We increased our utilization of discount notes in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	June 30, 2022	December 31, 2021
Par value	$35,215	$55,079
Premiums	110	138
Discounts and concession fees[1]	(16)	(17)
Fair value hedging adjustments	(179)	5
Total	$35,130	$55,205

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds decreased $20.1 billion or 36 percent at June 30, 2022 when compared to December 31, 2021. Although the balance declined from the prior year-end due primarily to the maturity of fixed rate bonds, during the six months ended June 30, 2022, we continued to utilize short-term bonds in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements. Fair value hedging adjustments also changed $184 million at June 30, 2022 when compared to December 31, 2021 due primarily to the impact of interest rates on our cumulative fair value adjustments on bonds in active hedge relationships.

For additional information on our consolidated obligations, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Capital

The following table summarizes information on our capital (dollars in millions):

	June 30, 2022	December 31, 2021
Capital stock	$3,876	$3,364
Retained earnings	2,458	2,390
Accumulated other comprehensive income (loss)	(29)	84
Total capital	$6,305	$5,838

Our capital increased at June 30, 2022 when compared to December 31, 2021, primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for additional information on our capital.

Derivatives

    We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	June 30, 2022	December 31, 2021
Interest rate swaps
Non-callable	$61,874	$77,770
Callable by counterparty	6,158	3,396
Total interest rate swaps	68,032	81,166
Forward settlement agreements (TBAs)	143	115
Mortgage loan purchase commitments	147	115
Total notional amount	$68,322	$81,396

The notional amount of our derivative contracts decreased $13.1 billion or 16 percent at June 30, 2022 when compared to December 31, 2021. This was primarily due to a decrease in non-callable swaps resulting from the maturity of fixed rate bonds. This decrease was partially offset by our increased utilization of non-callable swaps to hedge our discount notes in light of attractive funding opportunities. In addition, we also began utilizing callable swaps to hedge our shorter-term bonds during the second quarter of 2022. For additional discussion regarding our use of derivatives, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the six months ended June 30, 2022, proceeds from the issuance of bonds and discount notes were $13.2 billion and $276.3 billion compared to $29.7 billion and $134.2 billion for the same period in 2021. During the six months ended June 30, 2022, we continued to utilize discount notes and shorter-term consolidated obligation bonds in an effort to capture attractive funding, match the repricing structures on assets, and/or meet our liquidity requirements.

Access to debt markets has been reliable because investors, driven by increased liquidity preference and our GSE status, have sought the FHLBanks’ debt as an asset of choice. However, due to the short-term maturity of the debt, we may be exposed to additional risks associated with refinancing and our ability to access the capital markets.

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of July 31, 2022, our consolidated obligations were rated AA+/A-1+ by Standard and Poor’s and Aaa/P-1 by Moody’s and both ratings had a stable outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2021 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At June 30, 2022 and December 31, 2021, the total par value of outstanding consolidated obligations for which we are primarily liable was $85.7 billion and $77.4 billion. At June 30, 2022 and December 31, 2021, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was $796.8 billion and $575.5 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of July 31, 2022, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

    We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the six months ended June 30, 2022, repayments of consolidated obligations totaled $281.5 billion compared to $168.3 billion for the same period in 2021.

During the six months ended June 30, 2022, advance disbursements totaled $112.0 billion compared to $68.8 billion for the same period in 2021. Advance disbursements will vary from period to period depending on member needs. During the six months ended June 30, 2022, investment purchases (excluding overnight investments) totaled $2.8 billion compared to $5.5 billion for the same period in 2021. During the six months ended June 30, 2022, we purchased money market investments and U.S. Treasury securities in an effort to manage our liquidity position, and also purchased MBS.

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
Finance Agency Advisory Bulletin on FHLBank Liquidity (the Liquidity Guidance AB) – This guidance requires us to maintain sufficient liquidity for a period of 10 to 30 calendar days. The base case scenario requires 20 days of positive daily cash balances and assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including large, highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. At June 30, 2022 and December 31, 2021, we were in compliance with this base case liquidity guidance.
The Liquidity Guidance AB also specifies appropriate funding gap limits to address the risks associated with an FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of total assets. The guidance provides funding gap limits within the range of negative 10 percent to negative 20 percent for a three-month horizon and negative 25 percent to negative 35 percent for a one-year horizon. At June 30, 2022 and December 31, 2021, we adhered to these funding gap requirements.
Capital

CAPITAL REQUIREMENTS

    We are subject to certain regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operational risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock (including MRCS) and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including MRCS) and retained earnings. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At June 30, 2022 and December 31, 2021, we did not hold any nonpermanent capital. At June 30, 2022 and December 31, 2021, we were in compliance with all three of the Finance Agency’s regulatory capital requirements.

    In addition to the requirements previously discussed, the Finance Agency Advisory Bulletin on capital stock (the Capital Stock AB) requires each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets. For purposes of the Capital Stock AB, capital stock includes MRCS. The capital stock to total assets ratio is measured on a daily average basis at month end. At June 30, 2022 and December 31, 2021, we were in compliance with the Capital Stock AB.

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

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	June 30, 2022	December 31, 2021
Commercial banks	$1,527	$1,305
Savings institutions	101	86
Credit unions	720	519
Insurance companies	1,527	1,453
CDFIs	1	1
Total GAAP capital stock	3,876	3,364
Mandatorily redeemable capital stock	17	29
Total regulatory capital stock	$3,893	$3,393

The increase in regulatory capital stock held at June 30, 2022 when compared to December 31, 2021 was primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. For additional information on our capital stock, refer to Item 1. Financial Statements — Note 8 — Capital.”

Retained Earnings
Our risk management policies require a minimum level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this minimum level and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve this level of retained earnings. At June 30, 2022 and December 31, 2021, our actual retained earnings exceeded our required minimum level of retained earnings.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other Federal Home Loan Banks in 2011. Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of our average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At June 30, 2022 and December 31, 2021, our restricted retained earnings balance totaled $648 million and $617 million. One percent of our average balance of outstanding consolidated obligations for the three months ended June 30, 2022 was $845 million.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Aggregate cash dividends paid[1]	$42	$41	$85	$81
Effective combined annualized dividend rate paid on capital stock[2]	5.00%	4.93%	4.93%	4.77%
Annualized dividend rate paid on membership capital stock	3.00%	3.00%	3.00%	3.00%
Annualized dividend rate paid on activity-based capital stock	6.25%	6.00%	6.13%	5.75%
Average SOFR	0.71%	0.02%	0.41%	0.03%

1    Includes aggregate cash dividends paid during the period. Amount excludes cash dividends paid on MRCS. For financial reporting purposes, these dividends were recorded as interest expense on our Statements of Income.

2    Effective combined annualized dividend rate is paid on total capital stock, including MRCS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our 2021 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2022.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

FHFA Director’s Testimony to the House Financial Services Committee on a Planned Review of the FHLBank System

On July 20, 2022, Finance Agency Director Sandra Thompson gave testimony to the House Financial Services Committee indicating that the Finance Agency intends to review the FHLBank System. Director Thompson’s testimony indicated that the Finance Agency plans to engage a variety of stakeholders in addition to holding public listening sessions throughout the country as part of the review. The Director’s testimony also indicated that the review would examine matters ranging from the System’s membership base, operational efficiency, and effectiveness to more foundational questions about their mission, purpose, and organization. At this time, it is not possible to determine when these events will occur, whether any actions will result from these events, and how these events will ultimately impact us or the System as a whole.

Proposed Rule Implementing the Adjustable Interest Rate LIBOR Act (LIBOR Act)

On July 28, 2022, the Board of Governors of the Federal Reserve System (Board) published a proposed rule with a comment deadline of August 29, 2022 that would implement the LIBOR Act. The proposed rule would provide default rules for certain contracts (covered contracts) that: reference LIBOR, are governed by U.S. law, do not mature on or before the LIBOR replacement date, and lack adequate provisions to identify a replacement rate for LIBOR. The LIBOR replacement date is currently July 3, 2023. The proposed rule identifies separate Board-selected replacement rates for derivatives transactions, covered GSE contracts, and all other covered contracts. The proposed rule defines covered GSE contracts to include FHLBank advances. We are reviewing the proposed rule, however it is not possible to determine the extent to which the rule will be adopted as proposed and, as a result, the impact the final rule may have on us.

RISK MANAGEMENT

We have risk management policies, established by our Board of Directors, that allow us to monitor and control our exposure to interest rate, liquidity, credit, operational, model, information security, legal, regulatory and compliance, diversity, equity, and inclusion (DEI), strategic, and reputational risks, as well as capital adequacy. Our primary risk management objective is to manage our assets and liabilities in ways that ensure liquidity is available to our members and protect the par redemption value of our capital stock. We periodically evaluate our risk management policies in order to respond to changes in our financial position and general market conditions. The following sections outline our interest rate, credit, and information security risks. For additional details on all other risks noted above, please refer to our 2021 Form 10-K.
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

Effective May 1, 2022, our MVE policy limits were revised to reflect new base case decline limits on our 100 and 200 basis point parallel and non-parallel interest rate change scenarios. Specifically, the limit on our up and down 100 basis point parallel and non-parallel interest rate change scenarios is a 4.0 percent decline from base case MVE, and the limit on our up and down 200 basis point parallel and non-parallel interest rate change scenarios is a 7.5 percent decline from base case MVE. At June 30, 2022 and December 31, 2021, our base case MVE was $6.4 billion and $6.0 billion and we were in compliance with all MVE policy limits in effect at each period end.

Market Value of Capital Stock (MVCS) represents our MVE divided by the total outstanding shares of our capital stock (including MRCS). To ensure we remain adequately capitalized, we must ensure our MVCS remains at or above our $100 par value. Our base case MVCS was $165.3 at June 30, 2022 compared to $177.5 at December 31, 2021.

For more information on this risk measure, including policy limits previously in effect, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk — Market Value of Equity” in our 2021 Form 10-K.

PROJECTED 24-MONTH INCOME

The projected 24-month income simulation measures our short-term earnings forecast over a two-year horizon based on forward interest rates and business assumptions. The spread between our projected adjusted return on capital stock (AROCS) and average SOFR is used as the primary measure of our profitability. For additional information on our adjusted earnings measure, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Adjusted Earnings.”

We monitor and manage to policy limits, which are based on the spread between our projected AROCS and average SOFR in parallel and non-parallel interest rate change scenarios. Additionally, there is a limit on the decline in projected AROCS from base case AROCS for certain basis shock scenarios to limit basis risk exposure. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner.

Effective May 1, 2022, our policy limits for the up and down 100 and 200 basis point parallel interest rate change scenarios, as well as the up and down 100 basis point non-parallel interest rate change scenarios, were updated to SOFR plus 175 basis points over a 24-month horizon. We were in compliance with all projected 24-month income policy limits at June 30, 2022.
In October 2021, our Board of Directors approved an exception to all projected income policy limits effective September 30, 2021 through February 28, 2022, due primarily to the low probability of our modeled changes in mortgage rates occurring. As such, there were no projected 24-month income policy limits in effect at December 31, 2021.
For more information on this risk measure, including policy limits previously in effect, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk — Projected 24-Month Income” in our 2021 Form 10-K.

CAPITAL ADEQUACY

An adequate capital position is necessary for facilitating safe and sound business operations, protecting the redemption value of our capital stock, maintaining regulatory capital ratios, and supporting our ability to pay dividends and redeem excess capital stock. To ensure capital adequacy, we maintain a minimum level of retained earnings to accomplish business imperatives and cover unexpected losses. Our key capital adequacy measures are regulatory capital and minimum retained earnings in order to maintain capital levels in accordance with Finance Agency regulations. In addition, our risk management policies require that we maintain MVCS at or above our $100 par value.

For additional information on our compliance with regulatory capital requirements as well as our minimum retained earnings, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital.”

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

At June 30, 2022 and December 31, 2021, borrowers pledged $311.6 billion and $294.3 billion of collateral (net of applicable discounts) to support activity with us, including advances. At June 30, 2022 and December 31, 2021, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

We evaluate advances for credit losses on a quarterly basis. We have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of June 30, 2022 and December 31, 2021. Refer to “Item 1. Financial Statements — Note 4 — Advances” for additional information on our collateral practices and allowance for credit losses.

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

The following table presents the unpaid principal balance of our mortgage loans by product type (dollars in millions):

Product Type	June 30, 2022	December 31, 2021
Conventional	$7,463	$7,063
Government	397	416
Total unpaid principal balance	$7,860	$7,479

We manage the credit risk on mortgage loans by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our PFIs, and (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs.

We evaluate mortgage loans for credit losses on a quarterly basis and establish an allowance for credit losses to reflect management’s estimate of expected credit losses inherent in the portfolio. At June 30, 2022 and December 31, 2021, we had an allowance for credit losses of $4 million and $1 million on our conventional mortgage loans. At June 30, 2022, over 99 percent of our conventional loan portfolio was performing (i.e. current payment status) and charge-offs recorded during the six months ended June 30, 2022 were less than one percent of the total conventional portfolio.

We have never experienced a credit loss on our government-insured mortgage loans. At June 30, 2022 and December 31, 2021, we determined no allowance for credit losses was necessary on our government-insured mortgage loans.

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

Finance Agency regulations also limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. At June 30, 2022, we were in compliance with the regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

In addition, Finance Agency regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of regulatory capital and the counterparty’s overall credit rating. At June 30, 2022, we were in compliance with the regulatory limits established for unsecured credit.

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

At June 30, 2022, our unsecured short-term investment exposure consisted of overnight interest-bearing deposits and federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile (excluding accrued interest receivable) (dollars in millions):

	June 30, 2022
	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
Domestic	$—	$1,630	$1,630
U.S subsidiaries of foreign commercial banks	—	500	500
Total domestic and U.S. subsidiaries of foreign commercial banks	—	2,130	2,130
U.S. branches and agency offices of foreign commercial banks
Australia	930	—	930
Belgium	—	200	200
Canada	—	2,420	2,420
Finland	750	—	750
France	—	100	100
Germany	900	—	900
Netherlands	—	520	520
Sweden	—	620	620
United Kingdom	—	620	620
Total U.S. branches and agency offices of foreign commercial banks	2,580	4,480	7,060
Total unsecured short-term investment exposure	$2,580	$6,610	$9,190

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

Investment Ratings

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	June 30, 2022
	Credit Rating[1]
	AAA	AA	A	BBB	Unrated	Total
Interest-bearing deposits	$—	$1	$1,010	$—	$—	$1,011
Securities purchased under agreements to resell	—	5,900	1,250	—	100	7,250
Federal funds sold	—	2,580	5,600	—	—	8,180
Investment securities:
MBS
GSE single-family	—	867	—	—	—	867
GSE multifamily	—	8,010	—	—	—	8,010
U.S. obligations single-family[2]	—	2,754	—	—	—	2,754
Private-label residential	—	1	1	2	—	4
Total MBS	—	11,632	1	2	—	11,635
Non-MBS
U.S. Treasury obligations[2]	—	1,770	—	—	—	1,770
Other U.S. obligations[2]	—	1,040	—	—	—	1,040
GSE and TVA obligations	—	927	—	—	—	927
State or local housing agency obligations	474	31	—	—	—	505
Other[3]	390	45	—	—	—	435
Total non-MBS	864	3,813	—	—	—	4,677
Total investments	$864	$23,926	$7,861	$2	$100	$32,753

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

We evaluate investments for credit losses on a quarterly basis. At June 30, 2022 and December 31, 2021, we determined no allowance for credit losses was necessary on our investments. Refer to “Item 1. Financial Statements — Note 3 — Investments” for additional information on our allowance for credit losses.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	June 30, 2022
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A2	$111	$—	$—	$—
Liability positions with credit exposure
Uncleared derivatives
A	1,192	(22)	24	2
BBB	1,822	(62)	68	6
Cleared derivatives[3]	58,672	(97)	339	242
Total derivative positions with credit exposure to non-member counterparties	61,797	(181)	431	250
Member institutions[2,4]	84	—	—	—
Total	61,881	$(181)	$431	$250
Derivative positions without credit exposure	6,441
Total notional	$68,322

1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.

2    Net credit exposure is less than $1 million.

3    Represents derivative transactions cleared with CME Clearing, our clearinghouse, who is not rated. CME Clearing's parent, CME Group Inc. was rated Aa3 by Moody's and AA- by Standard and Poor's at June 30, 2022.

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Item 1. Financial Statements — Note 10 — Commitments and Contingencies” for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2021 Form 10-K. There have been no material changes to our risk factors during the six months ended June 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective December 8, 2021[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended and approved by the Federal Housing Finance Agency on May 31, 2015
10.1	Federal Home Loan Bank of Des Moines 2022 Executive Incentive Plan, effective January 1, 2022[3]
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

1    Incorporated by reference from our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

2    Incorporated by reference from our Form 8-K filed with the SEC on December 14, 2021 (Commission File No. 000-51999).

3    Incorporated by reference from our Form 8-K filed with the SEC on May 10, 2022 (Commission File No. 000-51999).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	August 10, 2022

By:	/s/ Kristina K. Williams
Kristina K. Williams President and Chief Executive Officer

By:	/s/ Joelyn R. Jensen-Marren
Joelyn R. Jensen-Marren Chief Financial Officer (Principal Financial and Accounting Officer)