Form 10-Q
period 2022-09-30
Federal Home Loan Bank of Des Moines
filed 2022-11-10
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2022
Class B Stock, par value $100	55,466,433

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$58	$295
Interest-bearing deposits (Note 3)	1,126	416
Securities purchased under agreements to resell (Note 3)	10,940	12,450
Federal funds sold (Note 3)	10,268	4,690
Investment securities (Note 3)
Trading securities	2,816	1,169
Available-for-sale securities (amortized cost of $14,689 and $13,301)	14,602	13,389
Held-to-maturity securities (fair value of $997 and $1,405)	1,001	1,328
Total investment securities	18,419	15,886
Advances (Note 4)	82,196	44,111
Mortgage loans held for portfolio, net of allowance for credit losses of $4 and $1 (Note 5)	8,243	7,578
Loans to other FHLBanks	1,020	—
Accrued interest receivable	237	84
Derivative assets, net (Note 6)	522	221
Other assets, net	126	121
TOTAL ASSETS	$133,155	$85,852
LIABILITIES
Deposits
Interest-bearing	$1,152	$1,718
Non-interest-bearing	82	129
Total deposits	1,234	1,847
Consolidated obligations (Note 7)
Discount notes (includes $35,278 and $22,348 at fair value held under fair value option)	64,166	22,348
Bonds	58,708	55,205
Total consolidated obligations	122,874	77,553
Mandatorily redeemable capital stock (Note 8)	15	29
Accrued interest payable	208	97
Affordable Housing Program payable	132	131
Derivative liabilities, net (Note 6)	4	3
Other liabilities	1,156	354
TOTAL LIABILITIES	125,623	80,014
Commitments and contingencies (Note 10)
CAPITAL (Note 8)
Capital stock - Class B putable ($100 par value); 51 and 34 issued and outstanding shares	5,086	3,364
Retained earnings
Unrestricted	1,864	1,773
Restricted	674	617
Total retained earnings	2,538	2,390
Accumulated other comprehensive income (loss)	(92)	84
TOTAL CAPITAL	7,532	5,838
TOTAL LIABILITIES AND CAPITAL	$133,155	$85,852

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
INTEREST INCOME
Advances	$442	$107	$737	$359
Interest-bearing deposits	8	—	11	1
Securities purchased under agreements to resell	30	1	39	2
Federal funds sold	71	2	97	5
Trading securities	8	7	24	29
Available-for-sale securities	102	25	187	83
Held-to-maturity securities	8	6	22	19
Mortgage loans held for portfolio	62	51	171	154
Total interest income	731	199	1,288	652
INTEREST EXPENSE
Consolidated obligations - Discount notes	264	2	372	10
Consolidated obligations - Bonds	266	108	489	351
Deposits	4	—	5	—
Mandatorily redeemable capital stock	—	—	1	1
Total interest expense	534	110	867	362
NET INTEREST INCOME	197	89	421	290
Provision (reversal) for credit losses on mortgage loans	—	—	3	—
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	197	89	418	290
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(47)	(6)	(111)	(30)
Net gains (losses) on financial instruments held under fair value option	50	—	149	—
Net gains (losses) on derivatives	(18)	1	(32)	10
Standby letter of credit fees	1	3	6	8
Other, net	2	2	1	13
Total other income (loss)	(12)	—	13	1
OTHER EXPENSE
Compensation and benefits	17	18	53	57
Contractual services	5	5	15	14
Professional fees	5	3	11	10
Other operating expenses	5	5	14	15
Federal Housing Finance Agency	2	2	7	6
Office of Finance	1	2	5	6
Other, net	4	2	10	5
Total other expense	39	37	115	113
NET INCOME BEFORE ASSESSMENTS	146	52	316	178
Affordable Housing Program assessments	15	5	32	18
NET INCOME	$131	$47	$284	$160

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$131	$47	$284	$160
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	(64)	(16)	(175)	34
Pension and postretirement benefits	1	—	(1)	—
Total other comprehensive income (loss)	(63)	(16)	(176)	34
TOTAL COMPREHENSIVE INCOME (LOSS)	$68	$31	$108	$194

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JUNE 30, 2021	35	$3,429	$1,785	$598	$2,383	$98	$5,910
Comprehensive income (loss)	—	—	37	10	47	(16)	31
Proceeds from issuance of capital stock	5	512	—	—	—	—	512
Repurchases/redemptions of capital stock	(6)	(561)	—	—	—	—	(561)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Cash dividends on capital stock	—	—	(43)	—	(43)	—	(43)
BALANCE, SEPTEMBER 30, 2021	34	$3,379	$1,779	$608	$2,387	$82	$5,848

BALANCE, JUNE 30, 2022	39	$3,876	$1,810	$648	$2,458	$(29)	$6,305
Comprehensive income (loss)	—	—	105	26	131	(63)	68
Proceeds from issuance of capital stock	33	3,300	—	—	—	—	3,300
Repurchases/redemptions of capital stock	(21)	(2,088)	—	—	—	—	(2,088)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(2)	—	—	—	—	(2)
Cash dividends on capital stock	—	—	(51)	—	(51)	—	(51)
BALANCE, SEPTEMBER 30, 2022	51	$5,086	$1,864	$674	$2,538	$(92)	$7,532

BALANCE, DECEMBER 31, 2020	34	$3,341	$1,775	$576	$2,351	$48	$5,740
Comprehensive income (loss)	—	—	128	32	160	34	194
Proceeds from issuance of capital stock	20	2,013	—	—	—	—	2,013
Repurchases/redemptions of capital stock	(19)	(1,894)	—	—	—	—	(1,894)
Net shares reclassified (to) from mandatorily redeemable capital stock	(1)	(81)	—	—	—	—	(81)
Cash dividends on capital stock	—	—	(124)	—	(124)	—	(124)
BALANCE, SEPTEMBER 30, 2021	34	$3,379	$1,779	$608	$2,387	$82	$5,848

BALANCE, DECEMBER 31, 2021	34	$3,364	$1,773	$617	$2,390	$84	$5,838
Comprehensive income (loss)	—	—	227	57	284	(176)	108
Proceeds from issuance of capital stock	60	6,012	—	—	—	—	6,012
Repurchases/redemptions of capital stock	(43)	(4,285)	—	—	—	—	(4,285)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(5)	—	—	—	—	(5)
Cash dividends on capital stock	—	—	(136)	—	(136)	—	(136)
BALANCE, SEPTEMBER 30, 2022	51	$5,086	$1,864	$674	$2,538	$(92)	$7,532

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$284	$160
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization/(accretion)	200	32
Net (gains) losses on trading securities	111	30
Net (gains) losses on financial instruments held under fair value option	(149)	—
Net change in derivatives and hedging activities	1,575	238
Other adjustments, net	4	15
Net change in:
Accrued interest receivable	(173)	(6)
Other assets	9	(10)
Accrued interest payable	111	(16)
Other liabilities	(1)	(5)
Total adjustments	1,687	278
Net cash provided by (used in) operating activities	1,971	438
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(966)	144
Securities purchased under agreements to resell	1,510	(2,650)
Federal funds sold	(5,578)	(1,190)
Loans to other FHLBanks	(1,020)	—
Trading securities
Proceeds from sales	549	—
Proceeds from maturities and paydowns	284	4,752
Purchases	(2,591)	(1,098)
Available-for-sale securities
Proceeds from maturities and paydowns	2,226	1,793
Purchases	(3,594)	(18)
Held-to-maturity securities
Proceeds from maturities and paydowns	323	383
Advances
Repaid	204,844	99,336
Originated	(244,139)	(97,191)
Mortgage loans held for portfolio
Principal collected	845	2,029
Purchased	(1,540)	(1,386)
Other investing activities, net	(8)	(1)
Net cash provided by (used in) investing activities	(48,855)	4,903

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
FINANCING ACTIVITIES
Net change in deposits	(505)	(53)
Net proceeds from issuance of consolidated obligations
Discount notes	643,483	209,630
Bonds	44,684	52,058
Payments for maturing and retiring consolidated obligations
Discount notes	(601,751)	(226,221)
Bonds	(40,836)	(41,575)
Proceeds from issuance of capital stock	6,012	2,013
Payments for repurchases/redemptions of capital stock	(4,285)	(1,894)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(19)	(103)
Cash dividends paid	(136)	(124)
Net cash provided by (used in) financing activities	46,647	(6,269)
Net increase (decrease) in cash and due from banks	(237)	(928)
Cash and due from banks at beginning of the period	295	978
Cash and due from banks at end of the period	$58	$50

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$570	$420
Affordable Housing Program payments	31	40
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	24	15
Traded but not settled investment security purchases	1,092	—
Traded but not settled investment security payments/calls	8	113
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	5	81

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

Reclassifications

Certain amounts in the Bank’s 2021 financial statements have been reclassified to conform to the presentation for the three and nine months ended September 30, 2022. These amounts were not deemed to be material.

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the nine months ended September 30, 2022. Descriptions of all significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in the 2021 Form 10-K.

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

INTEREST-BEARING DEPOSITS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND FEDERAL FUNDS SOLD

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO). At September 30, 2022 and December 31, 2021, none of these investments were with counterparties rated below triple-B; however, as of September 30, 2022, approximately two percent were secured securities purchased under agreements to resell with unrated counterparties. At December 31, 2021, the Bank held no unrated investments. These NRSRO ratings may differ from any internal ratings of the investments by the Bank.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At September 30, 2022 and December 31, 2021, no allowance for credit losses was recorded for interest-bearing deposits and federal funds sold, as all assets were repaid or expected to be repaid according to their contractual terms. The carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $1 million at September 30, 2022 and less than $1 million at December 31, 2021.

Securities purchased under agreements to resell are secured, short-term, and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at September 30, 2022 and December 31, 2021. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $1 million at September 30, 2022 and less than $1 million at December 31, 2021.

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

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	September 30, 2022	December 31, 2021
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$2,483	$496
Other U.S. obligations[1]	78	102
GSE and Tennessee Valley Authority obligations	50	60
Other[2]	160	201
Total non-mortgage-backed securities	2,771	859
Mortgage-backed securities
GSE multifamily	45	310
Total fair value	$2,816	$1,169

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

2    Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

The following table summarizes the components of “Net gains (losses) on trading securities” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net unrealized gains (losses) on trading securities held at period-end	$(47)	$(5)	$(102)	$(20)
Net gains (losses) on trading securities no longer held at period-end	—	(1)	(9)	(10)
Net gains (losses) on trading securities	$(47)	$(6)	$(111)	$(30)

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	September 30, 2022
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$847	$2	$(3)	$846
GSE and Tennessee Valley Authority obligations	460	15	—	475
State or local housing agency obligations	473	—	(4)	469
Other[3]	238	7	—	245
Total non-mortgage-backed securities	2,018	24	(7)	2,035
Mortgage-backed securities
U.S. obligations single-family[2]	3,347	—	(13)	3,334
GSE single-family	220	1	(1)	220
GSE multifamily	9,104	12	(103)	9,013
Total mortgage-backed securities	12,671	13	(117)	12,567
Total	$14,689	$37	$(124)	$14,602

	December 31, 2021
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$1,152	$5	$(1)	$1,156
GSE and Tennessee Valley Authority obligations	953	30	—	983
State or local housing agency obligations	492	—	(4)	488
Other[3]	277	11	—	288
Total non-mortgage-backed securities	2,874	46	(5)	2,915
Mortgage-backed securities
U.S. obligations single-family[2]	2,890	19	—	2,909
GSE single-family	273	4	—	277
GSE multifamily	7,264	42	(18)	7,288
Total mortgage-backed securities	10,427	65	(18)	10,474
Total	$13,301	$111	$(23)	$13,389

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $36 million and $28 million at September 30, 2022 and December 31, 2021.

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

	September 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$450	$(2)	$73	$(1)	$523	$(3)
GSE and Tennessee Valley Authority obligations	86	—	—	—	86	—
State or local housing agency obligations	29	—	412	(4)	441	(4)
Total non-mortgage-backed securities	565	(2)	485	(5)	1,050	(7)
Mortgage-backed securities
U.S. obligations single-family[1]	2,972	(13)	128	—	3,100	(13)
GSE single-family	98	(1)	—	—	98	(1)
GSE multifamily	3,712	(76)	3,258	(27)	6,970	(103)
Total mortgage-backed securities	6,782	(90)	3,386	(27)	10,168	(117)
Total	$7,347	$(92)	$3,871	$(32)	$11,218	$(124)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$80	$—	$115	$(1)	$195	$(1)
GSE and Tennessee Valley Authority obligations	355	—	—	—	355	—
State or local housing agency obligations	—	—	451	(4)	451	(4)
Total non-mortgage-backed securities	435	—	566	(5)	1,001	(5)
Mortgage-backed securities
U.S. obligations single-family[1]	89	—	87	—	176	—
GSE single-family	2	—	—	—	2	—
GSE multifamily	1,831	(3)	2,917	(15)	4,748	(18)
Total mortgage-backed securities	1,922	(3)	3,004	(15)	4,926	(18)
Total	$2,357	$(3)	$3,570	$(20)	$5,927	$(23)

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	September 30, 2022		December 31, 2021
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$249	$250	$422	$422
Due after one year through five years	987	989	1,538	1,548
Due after five years through ten years	329	334	348	356
Due after ten years	453	462	566	589
Total non-mortgage-backed securities	2,018	2,035	2,874	2,915
Mortgage-backed securities	12,671	12,567	10,427	10,474
Total	$14,689	$14,602	$13,301	$13,389

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	September 30, 2022
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$370	$12	$(4)	$378
State or local housing agency obligations	34	—	(1)	33
Total non-mortgage-backed securities	404	12	(5)	411
Mortgage-backed securities
U.S. obligations single-family[2]	2	—	—	2
GSE single-family	591	1	(12)	580
Private-label	4	—	—	4
Total mortgage-backed securities	597	1	(12)	586
Total	$1,001	$13	$(17)	$997

	December 31, 2021
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$374	$71	$—	$445
State or local housing agency obligations	187	1	(1)	187
Total non-mortgage-backed securities	561	72	(1)	632
Mortgage-backed securities
U.S. obligations single-family[2]	2	—	—	2
GSE single-family	760	6	—	766
Private-label	5	—	—	5
Total mortgage-backed securities	767	6	—	773
Total	$1,328	$78	$(1)	$1,405

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $10 million and $5 million at September 30, 2022 and December 31, 2021.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	September 30, 2022		December 31, 2021
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after one year through five years	$254	$254	$257	$287
Due after five years through ten years	72	75	196	204
Due after ten years	78	82	108	141
Total non-mortgage-backed securities	404	411	561	632
Mortgage-backed securities	597	586	767	773
Total	$1,001	$997	$1,328	$1,405

ALLOWANCE FOR CREDIT LOSSES ON AFS AND HTM SECURITIES

The Bank evaluates AFS and HTM investment securities for credit losses on a quarterly basis. The Bank’s AFS and HTM securities may include, but are not limited to, certificates of deposit, commercial paper, U.S. obligations, GSE and Tennessee Valley Authority (TVA) obligations, state or local housing agency obligations, taxable municipal bonds, and mortgage-backed securities (MBS). The Bank only purchases securities considered investment quality. At both September 30, 2022 and December 31, 2021, over 99 percent of the Bank’s AFS and HTM securities, based on amortized cost, were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These NRSRO ratings may differ from any internal ratings of the securities by the Bank.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At September 30, 2022 and December 31, 2021, certain AFS securities held by the Bank were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security’s remaining amortized cost basis. In addition, substantially all of these securities are high-quality GSE securities or carry an explicit government guarantee. As a result, no allowance for credit losses was recorded on these AFS securities at September 30, 2022 and December 31, 2021.

The Bank evaluates its HTM securities for impairment on a collective, or pooled, basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. At September 30, 2022 and December 31, 2021, the Bank had no allowance for credit losses recorded on its HTM securities because the securities: (i) were all highly-rated, (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, and (iii) in the case of U.S. obligations and GSE and TVA obligations, are high-quality and may carry an explicit government guarantee such that the Bank considers the risk of nonpayment to be zero.

Note 4 — Advances

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	September 30, 2022		December 31, 2021
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Due in one year or less	$43,590	3.07%	$12,441	1.18%
Due after one year through two years	13,937	2.87	7,415	1.72
Due after two years through three years	9,884	2.59	9,956	1.04
Due after three years through four years	4,698	2.62	4,939	0.94
Due after four years through five years	7,028	2.62	6,275	0.95
Thereafter	4,297	2.52	3,113	2.07
Total par value	83,434	2.89%	44,139	1.24%
Premiums	11		14
Discounts	—		(2)
Fair value hedging adjustments	(1,249)		(40)
Total	$82,196		$44,111

1    Excludes accrued interest receivable of $136 million and $13 million at September 30, 2022 and December 31, 2021.

The following table summarizes advances by year of redemption term or next call date for callable advances, and by year of redemption term or next put date for putable advances (dollars in millions):

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Due in one year or less	$64,002	$24,690	$43,780	$13,270
Due after one year through two years	5,067	6,253	13,796	7,429
Due after two years through three years	4,141	4,429	9,845	9,173
Due after three years through four years	2,104	2,357	4,698	4,889
Due after four years through five years	3,801	3,273	7,028	6,276
Thereafter	4,319	3,137	4,287	3,102
Total par value	$83,434	$44,139	$83,434	$44,139

The Bank offers advances to members and eligible housing associates that may be prepaid on predetermined dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At September 30, 2022 and December 31, 2021, the Bank had callable advances outstanding totaling $24.2 billion and $13.4 billion.

The Bank also holds putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise dates. Generally, these put options are exercised when interest rates increase relative to contractual rates. At September 30, 2022 and December 31, 2021, the Bank had putable advances outstanding totaling $191 million and $1.1 billion.

PREPAYMENT FEES

The Bank generally charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. For certain advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of the hedged item fair value hedging adjustments, if applicable, in advance interest income on the Statements of Income. During the three and nine months ended September 30, 2022, the Bank recorded net prepayment fees on advances of $1 million and $10 million compared to $4 million and $34 million for the same periods in 2021.

ADVANCE CONCENTRATIONS

The Bank’s advances are primarily concentrated in commercial banks and insurance companies. At September 30, 2022, the Bank had outstanding advances of $17.0 billion to Wells Fargo Bank, N.A., which represented 21 percent of the total principal amount of outstanding advances. At December 31, 2021, the Bank did not have any members who individually held 10 percent or more of the Bank’s advances.

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and level of collateral to be the primary indicators of credit quality on its advances. At September 30, 2022 and December 31, 2021, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, as applicable, in excess of its outstanding advances.

At September 30, 2022 and December 31, 2021, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. The Bank considers an advance past due for financial reporting purposes if a default of contractual principal or interest exists for a period of 30 days or more. In addition, there were no TDRs related to advances during the nine months ended September 30, 2022 and 2021.

The Bank has never experienced a credit loss on its advances. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on its advances as of September 30, 2022 and December 31, 2021.

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

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	September 30, 2022	December 31, 2021
Fixed rate, long-term single-family mortgage loans	$7,110	$6,307
Fixed rate, medium-term[1] single-family mortgage loans	1,058	1,172
Total unpaid principal balance	8,168	7,479
Premiums	97	96
Discounts	(10)	(2)
Basis adjustments from mortgage loan purchase commitments	(8)	6
Total mortgage loans held for portfolio[2]	8,247	7,579
Allowance for credit losses	(4)	(1)
Total mortgage loans held for portfolio, net	$8,243	$7,578

1    Medium-term is defined as an original term of 15 years or less.

2    Excludes accrued interest receivable of $39 million and $34 million at September 30, 2022 and December 31, 2021.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	September 30, 2022	December 31, 2021
Conventional mortgage loans	$7,777	$7,063
Government-insured mortgage loans	391	416
Total unpaid principal balance	$8,168	$7,479

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

The following tables present the payment status for conventional mortgage loans (dollars in millions):

	September 30, 2022
	Origination Year
	Prior to 2018	2018 to 2022	Total
Past due 30 - 59 days	$21	$24	$45
Past due 60 - 89 days	3	2	5
Past due 90 - 179 days	5	2	7
Past due 180 days or more	9	2	11
Total past due mortgage loans	38	30	68
Total current mortgage loans	1,834	5,947	7,781
Total amortized cost of mortgage loans[1]	$1,872	$5,977	$7,849

	December 31, 2021
	Origination Year
	Prior to 2017	2017 to 2021	Total
Past due 30 - 59 days	$19	$17	$36
Past due 60 - 89 days	5	3	8
Past due 90 - 179 days	7	2	9
Past due 180 days or more	16	3	19
Total past due mortgage loans	47	25	72
Total current mortgage loans	1,826	5,257	7,083
Total amortized cost of mortgage loans[1]	$1,873	$5,282	$7,155

1    Amortized cost represents the unpaid principal balance adjusted for unamortized premiums, discounts, price adjustment fees, basis adjustments, and direct write-downs. Amortized cost excludes accrued interest receivable.

The following tables present other delinquency statistics for mortgage loans (dollars in millions):

	September 30, 2022
Amortized Cost	Conventional	Government-Insured	Total
In process of foreclosure[1]	$5	$1	$6
Serious delinquency rate[2]	—%	1%	—%
Past due 90 days or more and still accruing interest[3]	$—	$6	$6
Non-accrual mortgage loans[4]	$45	$—	$45

	December 31, 2021
Amortized Cost	Conventional	Government- Insured	Total
In process of foreclosure[1]	$4	$1	$5
Serious delinquency rate[2]	—%	3%	1%
Past due 90 days or more and still accruing interest[3]	$—	$11	$11
Non-accrual mortgage loans[4]	$86	$—	$86

1    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.

2    Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total mortgage loans. Serious delinquency rate on conventional loans was less than one percent at both September 30, 2022 and December 31, 2021.

3    Represents government-insured mortgage loans that are 90 days or more past due.

4    Represents conventional mortgage loans that are 90 days or more past due or for which the collection of interest or principal is doubtful. At September 30, 2022 and December 31, 2021, $34 million and $74 million of conventional mortgage loans on non-accrual status were evaluated individually and did not have a related allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral was greater than the amortized cost of the loans.

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

At September 30, 2022 and December 31, 2021, the Bank’s allowance for credit losses on conventional mortgage loans was $4 million and $1 million. During the three and nine months ended September 30, 2022, the Bank projected an increase in expected credit losses on collectively evaluated loans due primarily to an upward revision in forecasted mortgage rates, a deceleration in forecasted regional home price appreciation, and increased loan volumes. The increase in loan volumes was due to new purchases as well as certain individually evaluated loans returning to accrual status during the period. As a result of loans returning to accrual status, the Bank also saw a decline in expected property value recoveries on individually evaluated loans during the period.

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

The Bank has never experienced a credit loss on its government-insured mortgage loans. At September 30, 2022 and December 31, 2021, the Bank assessed its servicers and determined there was no expectation that a servicer would fail to remit payments due until paid in full. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at September 30, 2022 and December 31, 2021. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	September 30, 2022			December 31, 2021
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$41,000	$238	$191	$57,502	$68	$136
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	39,227	11	10	23,664	7	43
Forward settlement agreements	137	2	—	115	—	—
Mortgage loan purchase commitments	132	—	3	115	—	—
Total derivatives not designated as hedging instruments	39,496	13	13	23,894	7	43
Total derivatives before netting and collateral adjustments	$80,496	251	204	$81,396	75	179
Netting adjustments and cash collateral[1]		271	(200)		146	(176)
Total derivative assets and derivative liabilities		$522	$4		$221	$3

1     Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral, including accrued interest, held or placed with the same clearing agent and/or counterparty. At September 30, 2022 and December 31, 2021, cash collateral, including accrued interest, posted by the Bank was $598 million and $342 million. At September 30, 2022 and December 31, 2021, the Bank held cash collateral, including accrued interest, from clearing agents or counterparties of $127 million and $20 million.

The following tables summarize the net gains (losses) on qualifying and discontinued fair value hedging relationships recorded in net interest income, including the net interest settlements on derivatives, as well as total income (expense) by hedged product recorded on the Statements of Income (dollars in millions):

	For the Three Months Ended September 30, 2022
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$442	$102	$(266)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$461	$352	$(133)
Hedged items[3]	(423)	(334)	125
Net gains (losses) on fair value hedging relationships	$38	$18	$(8)

	For the Three Months Ended September 30, 2021
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$107	$25	$(108)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$12	$9	$1
Hedged items[3]	(62)	(43)	29
Net gains (losses) on fair value hedging relationships	$(50)	$(34)	$30

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

The following tables summarize the net gains (losses) on qualifying and discontinued fair value hedging relationships recorded in net interest income, including the net interest settlements on derivatives, as well as total income (expense) by hedged product recorded on the Statements of Income (dollars in millions):

	For the Nine Months Ended September 30, 2022
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$737	$187	$(489)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$1,196	$779	$(306)
Hedged items[3]	(1,209)	(790)	309
Net gains (losses) on fair value hedging relationships	$(13)	$(11)	$3

	For the Nine Months Ended September 30, 2021
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$359	$83	$(351)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$145	$104	$(5)
Hedged items[3]	(306)	(203)	107
Net gains (losses) on fair value hedging relationships	$(161)	$(99)	$102

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
3    Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	September 30, 2022
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$17,446	$7,773	$15,632
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(1,168)	$(716)	$(302)
Basis adjustments for discontinued hedging relationships included in amortized cost	(81)	—	(2)
Total amount of fair value hedging adjustments	$(1,249)	$(716)	$(304)

	December 31, 2021
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$17,598	$6,547	$34,271
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(54)	$73	$11
Basis adjustments for discontinued hedging relationships included in amortized cost	14	—	(5)
Total amount of fair value hedging adjustments	$(40)	$73	$6

1    Represents the portion of amortized cost designated as a hedged item in an active or discontinued fair value hedging relationship.

The following table summarizes the components of “Net gains (losses) on derivatives” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$7	$5	$(16)	$23
Forward settlement agreements	4	(1)	15	2
Mortgage loan purchase commitments	(5)	1	(16)	(2)
Net interest settlements	(21)	(4)	(11)	(13)
Total net gains (losses) related to derivatives not designated as hedging instruments	(15)	1	(28)	10
Price alignment amount[1]	(3)	—	(4)	—
Net gains (losses) on derivatives	$(18)	$1	$(32)	$10

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The Bank had no uncleared derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at September 30, 2022. As such, the Bank was not required to post collateral in the normal course of business.

For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Bank utilizes two Clearinghouses, CME Clearing and London Clearing House (LCH) Ltd., for all cleared derivative transactions. CME Clearing and LCH Ltd. notify the clearing agent of the required initial margin and daily variation margin requirements, and the clearing agent in turn notifies the Bank.

Each Clearinghouse determines initial margin requirements which are considered cash collateral. Generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at September 30, 2022. Variation margin requirements with each Clearinghouse are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	September 30, 2022
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$206	$(200)	$—	$6
Cleared derivatives	45	471	—	516
Total	$251	$271	$—	$522
Derivative Liabilities
Uncleared derivatives	$194	$(193)	$3	$4
Cleared derivatives	7	(7)	—	—
Total	$201	$(200)	$3	$4

	December 31, 2021
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$74	$(73)	$—	$1
Cleared derivatives	1	219	—	220
Total	$75	$146	$—	$221
Derivative Liabilities
Uncleared derivatives	$172	$(170)	$—	$2
Cleared derivatives	7	(6)	—	1
Total	$179	$(176)	$—	$3

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

    Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At September 30, 2022 and December 31, 2021, the total par value of outstanding consolidated obligations of the FHLBanks was $1,031.9 billion and $652.9 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	September 30, 2022		December 31, 2021
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$64,761	2.45%	$22,355	0.08%
Discounts and concessions[1]	(445)		(6)
Fair value option adjustments	(150)		(1)
Total	$64,166		$22,348

1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	September 30, 2022		December 31, 2021
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$33,806	2.88%	$38,778	0.30%
Due after one year through two years	15,488	2.84	3,928	2.06
Due after two years through three years	2,183	1.93	5,073	2.41
Due after three years through four years	888	2.15	1,010	2.11
Due after four years through five years	1,152	2.19	1,185	1.97
Thereafter	5,418	2.56	5,105	2.27
Total par value	58,935	2.78%	55,079	0.87%
Premiums	97		138
Discounts and concessions[1]	(20)		(17)
Fair value hedging adjustments	(304)		5
Total	$58,708		$55,205

1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	September 30, 2022	December 31, 2021
Non-callable or non-putable	$48,670	$49,422
Callable	10,265	5,657
Total par value	$58,935	$55,079

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

Year of Contractual Maturity or Next Call Date	September 30, 2022	December 31, 2021
Due in one year or less	$40,653	$44,071
Due after one year through two years	14,424	3,908
Due after two years through three years	1,213	3,831
Due after three years through four years	748	805
Due after four years through five years	380	753
Thereafter	1,517	1,711
Total par value	$58,935	$55,079

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

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At September 30, 2022, the Bank had no excess capital stock outstanding. At December 31, 2021, the Bank’s excess capital stock outstanding was less than $1 million.

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

The following tables summarize changes in MRCS (dollars in millions):

	For the Three Months Ended September 30,
	2022	2021
Balance, beginning of period	$17	$35
Capital stock reclassified to (from) MRCS, net	2	1
Net payments for repurchases/redemptions of MRCS	(4)	(6)
Balance, end of period	$15	$30

	For the Nine Months Ended September 30,
	2022	2021
Balance, beginning of period	$29	$52
Capital stock reclassified to (from) MRCS, net	5	81
Net payments for repurchases/redemptions of MRCS	(19)	(103)
Balance, end of period	$15	$30

The following table summarizes the Bank’s MRCS by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	September 30, 2022	December 31, 2021
Due in one year or less	$—	$10
Due after one year through two years	—	1
Due after three years through four years	8	1
Due after four years through five years	—	9
Past contractual redemption date due to outstanding activity with the Bank	7	8
Total	$15	$29

1    At the Bank’s election, MRCS may be redeemed prior to the expiration of the five year redemption period that commences on the date of the notice of redemption.

RESTRICTED RETAINED EARNINGS

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of its average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends. At September 30, 2022 and December 31, 2021, the Bank’s restricted retained earnings account totaled $674 million and $617 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in accumulated other comprehensive income (loss) (AOCI) (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 3)	Pension and postretirement benefits	Total AOCI
Balance, June 30, 2021	$102	$(4)	$98
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(16)	—	(16)
Balance, September 30, 2021	$86	$(4)	$82

Balance, June 30, 2022	$(23)	$(6)	$(29)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(64)	—	(64)
Reclassifications from AOCI to net income
Amortization - pension and postretirement	—	1	1
Net current period other comprehensive income (loss)	(64)	1	(63)
Balance, September 30, 2022	$(87)	$(5)	$(92)

Balance, December 31, 2020	$52	$(4)	$48
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	34	—	34
Balance, September 30, 2021	$86	$(4)	$82

Balance, December 31, 2021	$88	$(4)	$84
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(175)	—	(175)
Reclassifications from AOCI to net income
Amortization - pension and postretirement	—	(1)	(1)
Net current period other comprehensive income (loss)	(175)	(1)	(176)
Balance, September 30, 2022	$(87)	$(5)	$(92)

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

•Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at September 30, 2022 and December 31, 2021.

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

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	September 30, 2022		December 31, 2021
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$676	$7,640	$585	$5,783
Regulatory capital	$5,326	$7,640	$3,434	$5,783
Leverage capital	$6,658	$11,460	$4,293	$8,675
Capital-to-assets ratio	4.00%	5.74%	4.00%	6.74%
Capital stock-to-assets ratio	2.00%	3.86%	2.00%	4.08%
Leverage ratio	5.00%	8.61%	5.00%	10.10%

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. The Bank had no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2022 and 2021.

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

	September 30, 2022
		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$58	$58	$—	$—	$—	$58
Interest-bearing deposits	1,126	—	1,126	—	—	1,126
Securities purchased under agreements to resell	10,940	—	10,940	—	—	10,940
Federal funds sold	10,268	—	10,268	—	—	10,268
Trading securities	2,816	—	2,816	—	—	2,816
Available-for-sale securities	14,602	—	14,602	—	—	14,602
Held-to-maturity securities	1,001	—	993	4	—	997
Advances	82,196	—	81,871	—	—	81,871
Mortgage loans held for portfolio, net	8,243	—	7,097	37	—	7,134
Loans to other FHLBanks	1,020	—	1,020	—	—	1,020
Accrued interest receivable	237	—	237	—	—	237
Derivative assets, net	522	—	251	—	271	522
Other assets	32	32	—	—	—	32
Liabilities
Deposits	(1,234)	—	(1,234)	—	—	(1,234)
Consolidated obligations
Discount notes	(64,166)	—	(64,160)	—	—	(64,160)
Bonds	(58,708)	—	(57,558)	—	—	(57,558)
Total consolidated obligations	(122,874)	—	(121,718)	—	—	(121,718)
MRCS	(15)	(15)	—	—	—	(15)
Accrued interest payable	(208)	—	(208)	—	—	(208)
Derivative liabilities, net	(4)	—	(204)	—	200	(4)

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

The Bank’s valuation technique for estimating the fair values of its investment securities first requires the establishment of a median price for each security. All prices that are within a specified tolerance threshold of the median price are included in the cluster of prices that are averaged to compute a default price. All prices that are outside the threshold (outliers) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. Alternatively, if the analysis confirms that an outlier (or outliers) is (are) in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security. In limited instances, when no prices are available from one of the designated pricing services, the Bank obtains prices from dealers or uses the purchase price if the investment security is unsettled.

As of September 30, 2022 and December 31, 2021, multiple prices were received for the majority of the Bank’s trading and AFS investment securities. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

For forward settlement agreements, the Bank utilizes to-be-announced (TBA) security prices that are determined by coupon class and expected term until settlement. For mortgage loan purchase commitments, the Bank utilizes TBA security prices adjusted for factors such as credit risk and servicing spreads.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	September 30, 2022
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S. Treasury obligations	$—	$2,483	$—	$—	$2,483
Other U.S. obligations	—	78	—	—	78
GSE and TVA obligations	—	50	—	—	50
Other non-MBS	—	160	—	—	160
GSE multifamily MBS	—	45	—	—	45
Total trading securities	—	2,816	—	—	2,816
Available-for-sale securities
Other U.S. obligations	—	846	—	—	846
GSE and TVA obligations	—	475	—	—	475
State or local housing agency obligations	—	469	—	—	469
Other non-MBS	—	245	—	—	245
U.S. obligations single-family MBS	—	3,334	—	—	3,334
GSE single-family MBS	—	220	—	—	220
GSE multifamily MBS	—	9,013	—	—	9,013
Total available-for-sale securities	—	14,602	—	—	14,602
Derivative assets, net
Interest-rate related	—	249	—	271	520
Forward settlement agreements	—	2	—	—	2
Total derivative assets, net	—	251	—	271	522
Other assets	32	—	—	—	32
Total recurring assets at fair value	$32	$17,669	$—	$271	$17,972
Liabilities
Discount notes[2]	$—	$(35,278)	$—	$—	$(35,278)
Derivative liabilities, net
Interest-rate related	—	(201)	—	200	(1)
Mortgage loan purchase commitments	—	(3)	—	—	(3)
Total derivative liabilities, net	—	(204)	—	200	(4)
Total recurring liabilities at fair value	$—	$(35,482)	$—	$200	$(35,282)

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

FAIR VALUE ON A NON-RECURRING BASIS

    The Bank measures certain impaired mortgage loans held for portfolio at Level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. At September 30, 2022 and December 31, 2021, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $1 million and $4 million. These fair values were as of the date the fair value adjustment was recorded during the nine months ended September 30, 2022 and year ended December 31, 2021.

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

For the three and nine months ended September 30, 2022, net gains on financial instruments held under fair value option (i.e., discount notes) were $50 million and $149 million compared to net losses of less than $1 million for the same periods in 2021, and the Bank determined no credit risk adjustments for nonperformance were necessary. In determining that no credit risk adjustments were necessary, the Bank considered the following factors:

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

The following tables summarize the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected (dollars in millions):

	September 30, 2022
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$35,785	$35,278	$(507)

	December 31, 2021
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$22,355	$22,348	$(7)

Note 10 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At September 30, 2022 and December 31, 2021, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was $908.2 billion and $575.5 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	September 30, 2022			December 31, 2021
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1,2]	$6,374	$101	$6,475	$8,159
Standby bond purchase agreements[2]	75	435	510	497
Commitments to purchase mortgage loans	132	—	132	115
Commitments to issue discount notes	355	—	355	—
Commitments to fund advances[2]	111	2	113	1,728

1    Excludes commitments to issue standby letters of credit, when applicable. At both September 30, 2022 and December 31, 2021, the Bank had no commitments to issue standby letters of credit.

2    The Bank has deemed it unnecessary to record any liability for credit losses on these agreements at September 30, 2022 and December 31, 2021.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The maturities of standby letters of credit outstanding at September 30, 2022 are currently no later than 2028. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” on the Statements of Condition and amounted to $2 million at both September 30, 2022 and December 31, 2021.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district pursuant to which, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. At September 30, 2022, the Bank had standby bond purchase agreements with seven housing associates. The maturities of standby bond purchase agreements outstanding at September 30, 2022 are currently no later than 2027. During both the nine months ended September 30, 2022 and 2021, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at September 30, 2022 and December 31, 2021 is reported in “Note 6 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Commitments to Issue Consolidated Obligations. The Bank enters into commitments to issue consolidated obligations in the normal course of its business, generally that settle within 30 calendar days. At September 30, 2022, the Bank had commitments to issue $355 million of consolidated obligation discount notes. At December 31, 2021, the Bank had no commitments to issue consolidated obligation bonds or discount notes.

Commitments to Fund Advances. The Bank enters into commitments to fund additional advances up to 24 months in the future. At September 30, 2022 and December 31, 2021, the Bank had commitments to fund advances of $113 million and $1.7 billion.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a first loss account (FLA). For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $174 million and $163 million at September 30, 2022 and December 31, 2021.
Legal Proceedings. The Bank is subject to various pending legal proceedings arising in the normal course of business. As previously noted in the Bank’s 2021 Form 10-K, certain of these legal proceedings involved pending litigation with a current member of the Bank stemming from alleged breaches by the member under the Bank’s MPF program. After consultation with legal counsel, management does not anticipate that the ultimate resolution arising out of the MPF litigation with this member bank will have a material effect on the Bank’s financial condition or results of operations. The Bank is not currently aware of any pending or threatened legal proceedings to which it is a party that it believes could have a material impact on its financial condition, results of operations, or cash flows.
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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	September 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Advances	$160	—	$17	—
Mortgage loans	141	2	119	2
Deposits	57	5	15	1
Capital stock	33	1	43	1

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of total capital stock outstanding (including MRCS). At September 30, 2022, the Bank had the following business concentrations with stockholders (dollars in millions):

	September 30, 2022
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.	$690	14	$17,000	$9	$56
Superior Guaranty Insurance Company[3]	7	—	—	171	—
Total	$697	14	$17,000	$180	$56
1    Pursuant to applicable Finance Agency regulations, the Bank’s voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank’s capital stock.

2    Represents interest income earned on advances during the nine months ended ended September 30, 2022. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

3    Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

The Bank had no stockholders owning 10 percent or more of total capital stock outstanding (including MRCS) at December 31, 2021.

Note 12 — Activities with Other FHLBanks

    Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the nine months ended September 30, 2022 and 2021 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2022
Chicago	$—	$1	$(1)	$—
San Francisco	—	1,770	(750)	1,020
	$—	$1,771	$(751)	$1,020

2021
Chicago	$—	$301	$(301)	$—

The following table summarizes borrowing activity from other FHLBanks during the nine months ended September 30, 2022 and 2021 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2022
Chicago	$—	$250	$(250)	$—
San Francisco	—	500	(500)	—
	$—	$750	$(750)	$—

2021
Chicago	$—	$5	$(5)	$—

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

Our financial condition and results of operations are influenced by global and national economies, local economies within our district, and the conditions in the financial, housing, and credit markets, all of which impact the interest rate environment. The interest rate environment significantly impacts our profitability. During 2022, in response to higher inflation, the Federal Open Markets Committee (FOMC or Committee) raised the target range for the federal funds rate by 3.00 percent, which led to higher interest rates that bolstered our net interest income. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Conditions in the Financial Markets” for additional discussion on economic conditions impacting our financial results.

Financial Results
For the three and nine months ended September 30, 2022, we reported net income of $131 million and $284 million compared to $47 million and $160 million for the same periods in 2021. The increase in our net income, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was primarily driven by increases in net interest income during the three and nine months ended September 30, 2022.

Net interest income increased $108 million and $131 million during the three and nine months ended September 30, 2022 when compared to the same periods last year due primarily to higher interest rates, which improved interest-earning asset yields and earnings on invested capital, as well as growth in advance balances. The increase during the nine months ended September 30, 2022 was also due to reduced net premium amortization on mortgage loans driven by a slowdown in prepayment activity.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional discussion on our results of operations.

    Our total assets increased to $133.2 billion at September 30, 2022, compared to $85.9 billion at December 31, 2021, driven primarily by an increase in advances and investments. Advances increased $38.1 billion due mainly to an increase in borrowings by large depository institution members. Investments increased $7.3 billion driven by increased money market investments and the purchase of U.S. Treasury obligations and agency mortgage-backed securities (MBS).

Total capital increased to $7.5 billion at September 30, 2022 from $5.8 billion at December 31, 2021, primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. Our regulatory capital ratio decreased to 5.74 percent at September 30, 2022, from 6.74 percent at December 31, 2021, and was above the required regulatory limit at each period end. Regulatory capital includes capital stock, mandatorily redeemable capital stock (MRCS), and retained earnings.

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
Because our business model is primarily one of holding assets and liabilities to maturity, management believes that the adjusted earnings measure is helpful in understanding our operating results and provides a meaningful period-to-period comparison of our economic performance in contrast to GAAP results, which can be impacted by fair value changes driven by market volatility on financial instruments recorded at fair value or transactions that are considered to be unpredictable or not routine. As a result, management uses the adjusted earnings measure to assess performance under our incentive compensation plans. Non-GAAP financial measures have inherent limitations and are not audited. While these non-GAAP measures can be used to assist in understanding the components of our earnings, they should not be considered a substitute for results reported under GAAP.

The adjusted net income methodology is calculated on a post-Affordable Housing Program (AHP) assessment basis. Management believes AHP assessments are a fundamental component of our business and believes this assessment should be included in our adjusted net income calculation.

As indicated in the tables that follow, our adjusted net interest income and adjusted net income increased during the three and nine months ended September 30, 2022 when compared to the same periods in 2021. Our adjusted net interest income was impacted primarily by higher interest rates, which improved interest-earning asset yields and earnings on invested capital, as well as growth in advance balances. The increase during the nine months ended September 30, 3022 was also due to reduced net premium amortization on mortgage loans driven by a slowdown in prepayment activity.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
GAAP net interest income	$197	$89	$421	$290
Exclude:
Prepayment fees on advances, net[1]	1	5	10	35
Prepayment fees on investments, net[2]	8	1	18	2
Mandatorily redeemable capital stock interest expense	—	—	(1)	(1)
Market value adjustments on fair value hedges[3]	4	1	12	8
Total adjustments	13	7	39	44
Include items reclassified from other income (loss):
Net interest income (expense) on economic hedges	(20)	(4)	(11)	(13)
Adjusted net interest income	$164	$78	$371	$233

GAAP net interest margin	0.69%	0.41%	0.58%	0.44%
Adjusted net interest margin	0.58%	0.36%	0.51%	0.35%

1    Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2    Prepayment fees on investments, net includes basis adjustment amortization, as well as premium and/or discount amortization on non-MBS.

3     Represents market value gains (losses) on derivatives and hedged items in qualifying hedging relationships.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
GAAP net income before assessments	$146	$52	$316	$178
Exclude:
Prepayment fees on advances, net[1]	1	5	10	35
Prepayment fees on investments, net[2]	8	1	18	2
Mandatorily redeemable capital stock interest expense	—	—	(1)	(1)
Market value adjustments on fair value hedges[3]	4	1	12	8
Net gains (losses) on financial instruments held under fair value option	50	—	149	—
Net gains (losses) on trading securities	(47)	(6)	(111)	(30)
Net gains (losses) on derivatives[4]	(18)	1	(32)	10
Include:
Net interest income (expense) on economic hedges	(20)	(4)	(11)	(13)
Adjusted net income before assessments	128	46	260	141
Adjusted AHP assessments[5]	13	4	26	14
Adjusted net income	$115	$42	$234	$127

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

As SOFR becomes the dominant market index, activity in SOFR-indexed financial instruments continues to increase. We continue to issue SOFR-indexed debt and develop new SOFR-indexed advance products in addition to our current offerings. We are also utilizing interest rate swaps based on the federal funds overnight index swap (OIS) or SOFR rates as an alternative to using LIBOR when entering into new derivative transactions.

The following tables summarize our variable rate advances, investments, consolidated obligation bonds, and derivatives by interest-rate index (in millions):

	September 30, 2022
	LIBOR	SOFR	Federal Funds OIS	Other[1]	Total
Advances, principal amount	$347	$8,388	$—	$24,414	$33,149
Investment securities
Non-MBS, principal amount	928	—	—	—	928
MBS, principal amount	5,046	976	—	—	6,022
Total investment securities	5,974	976	—	—	6,950
Consolidated obligation bonds, principal amount	—	30,673	—	—	30,673
Total variable rate financial instruments amount	$6,321	$40,037	$—	$24,414	$70,772

Derivatives
Pay leg, notional amount	$1,239	$49,440	$432	$—	$51,111
Receive leg, notional amount	7,014	3,268	18,834	—	29,116

	December 31, 2021
	LIBOR	SOFR	Federal Funds OIS	Other[1]	Total
Advances, principal amount	$564	$430	$—	$13,537	$14,531
Investment securities
Non-MBS, principal amount	1,253	—	—	—	1,253
MBS, principal amount	6,084	—	—	—	6,084
Total investment securities	7,337	—	—	—	7,337
Consolidated obligation bonds, principal amount	—	7,786	—	—	7,786
Total variable rate financial instruments amount	$7,901	$8,216	$—	$13,537	$29,654

Derivatives
Pay leg, notional amount	$1,407	$53,602	$432	$—	$55,441
Receive leg, notional amount	11,334	5	14,386	—	25,725
1     Consists primarily of advances indexed in part to consolidated obligation yields.

The following tables present our exposure to LIBOR-indexed advances, investments, consolidated obligation bonds, and derivatives (in millions):

	September 30, 2022
	LIBOR Tenors That Cease or Will no Longer be Representative Immediately After June 30, 2023
	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates Thereafter	Total
Assets Indexed to LIBOR
Advances, principal amount by redemption term	$80	$50	$217	$347
Investment securities, by contractual maturity[1]
Non-MBS, principal amount	—	49	879	928
MBS, principal amount	—	75	4,971	5,046
Derivatives, receive leg
Cleared, notional amount	123	1,671	3,304	5,098
Uncleared, notional amount	188	476	1,252	1,916
Total principal/notional amount	$391	$2,321	$10,623	$13,335

Liabilities Indexed to LIBOR
Derivatives, pay leg
Cleared, notional amount	$15	$264	$660	$939
Uncleared, notional amount	—	50	250	300
Total principal/notional amount	$15	$314	$910	$1,239

	December 31, 2021
	LIBOR Tenors That Cease or Will no Longer be Representative Immediately After June 30, 2023
	Due/Terminates in 2022	Due/Terminates through June 30, 2023	Due/Terminates Thereafter	Total
Assets Indexed to LIBOR
Advances, principal amount by redemption term	$206	$50	$308	$564
Investment securities, by contractual maturity[1]
Non-MBS, principal amount	—	84	1,169	1,253
MBS, principal amount	69	80	5,935	6,084
Derivatives, receive leg
Cleared, notional amount	1,800	1,786	3,851	7,437
Uncleared, notional amount	962	934	2,001	3,897
Total principal/notional amount	$3,037	$2,934	$13,264	$19,235

Liabilities Indexed to LIBOR
Derivatives, pay leg
Cleared, notional amount	$80	$264	$660	$1,004
Uncleared, notional amount	103	50	250	403
Total principal/notional amount	$183	$314	$910	$1,407
1    MBS are presented by contractual maturity, however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.
For a summary of our risks on the replacement of the LIBOR benchmark interest rate, refer to “Item 1A. Risk Factors” in our 2021 Form 10-K.

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Recent indicators point to modest growth in spending and production. Job gains have been robust in recent months, and the unemployment rate has remained low. Inflation remains elevated, reflecting supply and demand imbalances related to the pandemic, higher food and energy prices, and broader price pressures.

The invasion of Ukraine by Russia and the related events are causing economic hardship, creating additional upward pressure on inflation, and are weighing on economic activity.

In addition to a federal funds rate increase of 0.75 percent in July, in its September 21, 2022 statement, the FOMC stated that it decided to raise the target range for the federal funds rate to between 3.00 and 3.25 percent compared to a range of zero to 0.25 percent for the same period in 2021. The Committee emphasized its strong commitment to return inflation to its two percent objective and anticipates that ongoing increases in the target range will be appropriate. The Committee will continue reducing its holdings of Treasury securities and agency debt and agency MBS. The Committee also stated that its assessment will take into account a wide range of information, including readings on public health, labor market conditions, indicators of inflation pressures, inflation expectations, and financial and international developments.

Mortgage Markets

During 2022, mortgage rates increased, on average, compared to the same periods last year and from the prior year-end. In 2022, new and existing home sales slowed, while home prices continued to rise due to low housing inventories. The primary driver of mortgage activity was purchase activity in the third quarter of 2022.

Interest Rates

    The following table shows information on key market interest rates1:

	Third Quarter 2022 3-Month Average	Third Quarter 2021 3-Month Average	Third Quarter 2022 9-Month Average	Third Quarter 2021 9-Month Average	September 30, 2022 Ending Rate	December 31, 2021 Ending Rate
Federal funds	2.20%	0.09%	1.04%	0.08%	3.08%	0.07%
Three-month LIBOR	3.02	0.13	1.70	0.16	3.75	0.21
SOFR	2.15	0.05	0.99	0.04	2.98	0.05
2-year U.S. Treasury	3.39	0.22	2.53	0.18	4.28	0.73
10-year U.S. Treasury	3.10	1.32	2.67	1.41	3.83	1.51
30-year residential mortgage note	5.58	2.86	4.85	2.91	6.70	3.11

1    Source: Bloomberg.

In response to higher inflation, the FOMC raised the target range for the federal funds rate, which led to higher interest rates during 2022 when compared to the prior year.

Funding Spreads

The following table reflects our funding spreads to SOFR (basis points)1:

	Third Quarter 2022 3-Month Average	Third Quarter 2021 3-Month Average	Third Quarter 2022 9-Month Average	Third Quarter 2021 9-Month Average	September 30, 2022 Ending Spread	December 31, 2021 Ending Spread
3-month	(3.3)	0.7	(5.1)	1.1	(7.6)	(1.3)
2-year	6.3	5.3	4.8	6.0	13.9	2.7
5-year	31.6	15.0	27.5	14.6	31.0	19.6
10-year	67.3	37.2	59.1	34.0	76.7	41.0

1    Source: The Office of Finance.

The following table reflects our funding spreads to U.S. Treasuries (basis points)1:

	Third Quarter 2022 3-Month Average	Third Quarter 2021 3-Month Average	Third Quarter 2022 9-Month Average	Third Quarter 2021 9-Month Average	September 30, 2022 Ending Spread	December 31, 2021 Ending Spread
3-month	15.1	1.1	10.5	1.5	28.5	1.5
2-year	11.1	1.2	6.7	1.4	17.0	1.5
5-year	9.9	2.5	8.2	2.7	11.0	7.0
10-year	48.7	14.6	41.0	11.9	57.0	24.0

1    Source: The Office of Finance.

As a result of our credit quality and government-sponsored enterprise (GSE) status, we generally have ready access to funding at relatively competitive interest rates. During the nine months ended September 30, 2022, our short-term funding spreads to SOFR generally improved when compared to the prior year-end and the same period last year, while medium and longer-term spreads deteriorated. During the nine months ended September 30, 2022, our funding spreads to U.S. Treasuries deteriorated when compared to the prior year-end and the same period last year. During 2022, we utilized discount notes and shorter-term consolidated obligation bonds in an effort to capture attractive funding, match the repricing structures on certain assets, and/or meet our liquidity requirements.

SELECTED FINANCIAL DATA

    The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Cash and due from banks	$58	$50	$71	$295	$50
Investments[1]	40,753	32,753	34,621	33,442	29,211
Advances	82,196	52,731	44,773	44,111	44,076
Mortgage loans held for portfolio, net[2]	8,243	7,940	7,702	7,578	7,566
Total assets	133,155	93,968	87,737	85,852	81,418
Consolidated obligations
Discount notes	64,166	50,185	36,743	22,348	10,749
Bonds	58,708	35,130	42,463	55,205	62,595
Total consolidated obligations[3]	122,874	85,315	79,206	77,553	73,344
Mandatorily redeemable capital stock	15	17	18	29	30
Total liabilities	125,623	87,663	81,792	80,014	75,570
Capital stock — Class B putable	5,086	3,876	3,523	3,364	3,379
Retained earnings	2,538	2,458	2,401	2,390	2,387
Accumulated other comprehensive income (loss)	(92)	(29)	21	84	82
Total capital	7,532	6,305	5,945	5,838	5,848
Regulatory capital ratio[4]	5.74	6.76	6.77	6.74	7.12

	For the Three Months Ended
Statements of Income	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Net interest income	$197	$125	$99	$91	$89
Provision (reversal) for credit losses on mortgage loans	—	1	2	—	—
Other income (loss)[5]	(12)	25	—	3	—
Other expense[6]	39	39	37	43	37
AHP assessments	15	11	6	5	5
Net income	131	99	54	46	47
Selected Financial Ratios[7]
Net interest spread[8]	0.55%	0.47%	0.42%	0.38%	0.37%
Net interest margin[9]	0.69	0.54	0.46	0.42	0.41
Return on average equity (annualized)	7.64	6.43	3.71	3.09	3.13
Return on average capital stock (annualized)	11.71	10.44	6.25	5.27	5.34
Return on average assets (annualized)	0.46	0.42	0.25	0.21	0.22
Average equity to average assets	5.98	6.56	6.67	6.86	6.87

1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2    Includes an allowance for credit losses of $4 million, $4 million, $3 million, $1 million, and $1 million at September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021, and September 30, 2021.

3    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $1,031.9 billion, $882.5 billion, $699.5 billion, $652.9 billion, and $641.4 billion at September 30, 2022, June 30, 2022, March 31, 2022, December 31, 2021, and September 30, 2021.

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

RESULTS OF OPERATIONS

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Three Months Ended September 30,
	2022			2021
	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]
Interest-earning assets
Interest-bearing deposits	$1,576	1.95%	$8	$814	0.12%	$—
Securities purchased under agreements to resell	5,329	2.23	30	3,521	0.08	1
Federal funds sold	12,751	2.21	71	9,604	0.08	2
MBS[3,4]	12,685	2.82	90	12,248	0.74	23
Other investments[3,4,5]	4,991	2.31	28	4,839	1.22	15
Advances[4,6]	67,120	2.61	442	47,330	0.90	107
Mortgage loans[7]	8,113	3.01	62	7,526	2.68	51
Loans to other FHLBanks	19	1.01	—	—	—	—
Total interest-earning assets	112,584	2.58	731	85,882	0.92	199
Non-interest-earning assets	1,835	—	—	916	—	—
Total assets	$114,419	2.54%	$731	$86,798	0.91%	$199
Interest-bearing liabilities
Deposits	$1,338	1.33%	$4	$1,995	0.01%	$—
Consolidated obligations
Discount notes[4]	56,566	1.85	264	20,513	0.04	2
Bonds[4]	46,317	2.28	266	57,134	0.75	108
Other interest-bearing liabilities[8]	16	7.28	—	31	4.98	—
Total interest-bearing liabilities	104,237	2.03	534	79,673	0.55	110
Non-interest-bearing liabilities	3,345	—	—	1,166	—	—
Total liabilities	107,582	1.97	534	80,839	0.54	110
Capital	6,837	—	—	5,959	—	—
Total liabilities and capital	$114,419	1.85%	$534	$86,798	0.50%	$110
Net interest income and spread[9]		0.55%	$197		0.37%	$89
Net interest margin[10]		0.69%			0.41%
Average interest-earning assets to interest-bearing liabilities		108.01%			107.79%
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

6    Interest income on advances includes net prepayment fees of $1 million and $4 million for the three months ended September 30, 2022 and 2021.

7    Non-accrual loans are included in the average balance used to determine the average yield.

8    Other interest-bearing liabilities consist primarily of MRCS.

9    Represents annualized yield on total interest-earning assets minus annualized yield on total interest-bearing liabilities.

10    Represents net interest income expressed as a percentage of average interest-earning assets.

The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Nine Months Ended September 30,
	2022			2021
	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]
Interest-earning assets
Interest-bearing deposits	$1,400	1.04%	$11	$826	0.11%	$1
Securities purchased under agreements to resell	4,704	1.11	39	3,303	0.07	2
Federal funds sold	11,822	1.09	97	8,977	0.07	5
Mortgage-backed securities[3,4]	11,893	1.84	164	12,804	0.78	75
Other investments[3,4,5]	4,738	1.96	69	6,152	1.22	56
Advances[4,6]	55,216	1.78	737	47,940	1.00	359
Mortgage loans[7]	7,853	2.91	171	7,755	2.66	154
Loans to other FHLBanks	6	1.01	—	1	0.12	—
Total interest-earning assets	97,632	1.76	1,288	87,758	0.99	652
Non-interest-earning assets	1,436	—	—	943	—	—
Total assets	$99,068	1.74%	$1,288	$88,701	0.98%	$652
Interest-bearing liabilities
Deposits	$1,664	0.41%	$5	$1,863	0.01%	$—
Consolidated obligations
Discount notes[4]	44,730	1.11	372	23,028	0.06	10
Bonds[4]	44,008	1.49	489	56,547	0.83	351
Other interest-bearing liabilities[8]	23	5.32	1	38	4.97	1
Total interest-bearing liabilities	90,425	1.28	867	81,476	0.59	362
Non-interest-bearing liabilities	2,338	—	—	1,290	—	—
Total liabilities	92,763	1.25	867	82,766	0.59	362
Capital	6,305	—	—	5,935	—	—
Total liabilities and capital	$99,068	1.17%	$867	$88,701	0.55%	$362
Net interest income and spread[9]		0.48%	$421		0.40%	$290
Net interest margin[10]		0.58%			0.44%
Average interest-earning assets to interest-bearing liabilities		107.97%			107.71%
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

6     Interest income on advances includes net prepayment fees of $10 million and $34 million for the nine months ended September 30, 2022 and 2021.

7    Non-accrual loans are included in the average balance used to determine the average yield.

8    Other interest-bearing liabilities consist primarily of MRCS.

9    Represents annualized yield on total interest-earning assets minus annualized yield on total interest-bearing liabilities.

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

	Three Months Ended			Nine Months Ended
	September 30, 2022 vs. September 30, 2021			September 30, 2022 vs. September 30, 2021
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$—	$8	$8	$1	$9	$10
Securities purchased under agreements to resell	1	28	29	1	36	37
Federal funds sold	1	68	69	2	90	92
MBS	1	66	67	(6)	95	89
Other investments	—	13	13	(15)	28	13
Advances	60	275	335	62	316	378
Mortgage loans	4	7	11	2	15	17
Total interest income	67	465	532	47	589	636
Interest expense
Deposits	—	4	4	—	5	5
Consolidated obligations
Discount notes	10	252	262	18	344	362
Bonds	(24)	182	158	(92)	230	138
Total interest expense	(14)	438	424	(74)	579	505
Net interest income	$81	$27	$108	$121	$10	$131

NET INTEREST SPREAD AND MARGIN

Net interest spread represents the annualized yield on total interest-earning assets minus the annualized cost of total interest-bearing liabilities. Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. Our net interest spread and margin both increased during the three and nine months ended September 30, 2022 when compared to the same periods in 2021 due primarily to higher interest rates, which most notably caused our advance yields to increase at a quicker pace than the corresponding debt due to the frequency of rate resets, and earnings on invested capital, as well as growth in average advance balances. The increase during the nine months ended September 30, 2022 was also due to reduced net premium amortization on mortgage loans driven by a slowdown in prepayment activity.

The primary components of our interest income and interest expense are discussed further below.

Advances

Interest income on advances increased during the three and nine months ended September 30, 2022 when compared to the same periods in 2021 due primarily to the higher interest rate environment, which improved our advance yields, as well as higher average advance volumes. The increase for the three and nine months ended September 30, 2022 was partially offset by a decline in advance prepayment fee income of $3 million and $24 million.

Investments

Interest income on investments increased during the three and nine months ended September 30, 2022 when compared to the same periods in 2021 due primarily to the higher interest rate environment, an increase in investment prepayment fee income of $7 million and $16 million, and an increase in net gains on investment fair value hedge relationships of $5 million and $10 million. The increase during the nine months ended September 30, 2022 was partially offset by lower average other investment and MBS balances resulting from maturities and/or paydowns.

Mortgage Loans

Interest income on mortgage loans increased during the three and nine months ended September 30, 2022 when compared to the same periods in 2021 due primarily to the higher interest rate environment. The increase during the nine months ended September 30, 2022 was also due to decreased net premium amortization resulting from a slowdown in prepayment activity.

Consolidated Obligations

Interest expense on bonds increased during the three and nine months ended September 30, 2022 when compared to the same periods in 2021 due primarily to the higher interest rate environment, offset in part by lower average balances as we increased our usage of discount notes relative to bonds.

Interest expense on discount notes increased during the three and nine months ended September 30, 2022 when compared to the same periods in 2021 due to the higher interest rate environment and our increased utilization of discount notes to fund our assets, capture attractive funding, match the repricing structures on certain assets, and/or meet our liquidity requirements.

Other Income (Loss)

    The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net gains (losses) on trading securities	$(47)	$(6)	$(111)	$(30)
Net gains (losses) on financial instruments held under fair value option	50	—	149	—
Net gains (losses) on derivatives	(18)	1	(32)	10
Standby letter of credit fees	1	3	6	8
Other, net	2	2	1	13
Total other income (loss)	$(12)	$—	$13	$1

Other income (loss) decreased $12 million during the three months ended September 30, 2022 and increased $12 million during the nine months ended September 30, 2022 when compared to the same periods in 2021. During the three and nine months ended September 30, 2022, we recorded net combined losses of $15 million and gains of $6 million on our trading securities, fair value option instruments, and economic derivatives compared to net losses of $5 million and $20 million for the same periods in 2021. These changes in fair value were primarily driven by market volatility and the impact it had on interest rates, as well as credit spreads on our fixed rate trading securities. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our economic derivatives. The increase during the nine months ended September 30, 2022 was offset in part by a decline in other, net driven primarily by a decrease in the market value of our Benefit Equalization defined benefit plan assets.

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended September 30, 2022
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$7	$7	$—	$—	$(1)	$—	$13
Net gains (losses) on derivatives and hedged items	(2)	8	—	—	(1)	—	5
Net interest settlements on derivatives[2]	33	3	—	—	(6)	—	30
Total impact to net interest income	38	18	—	—	(8)	—	48
Other income (loss):
Net gains (losses) on derivatives[3]	—	54	(1)	(69)	1	—	(15)
Net gains (losses) on trading securities[4]	—	(47)	—	—	—	—	(47)
Net gains (losses) on financial instruments held under fair value option[4]	—	—	—	50	—	—	50
Price alignment amount on derivatives[5]	—	—	—	—	—	(3)	(3)
Total impact to other income (loss)	—	7	(1)	(19)	1	(3)	(15)
Total net effect of hedging activities[6]	$38	$25	$(1)	$(19)	$(7)	$(3)	$33

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

4    Represents the net gains (losses) on those trading securities for which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value.

5    The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Nine Months Ended September 30, 2022
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$13	$11	$(1)	$—	$(3)	$—	$20
Net gains (losses) on derivatives and hedged items	(2)	23	—	—	(5)	—	16
Net interest settlements on derivatives[2]	(24)	(45)	—	—	11	—	(58)
Total impact to net interest income	(13)	(11)	(1)	—	3	—	(22)
Other income (loss):
Net gains (losses) on derivatives[3]	—	107	(1)	(134)	—	—	(28)
Net gains (losses) on trading securities[4]	—	(111)	—	—	—	—	(111)
Net gains (losses) on financial instruments held under fair value option[4]	—	—	—	149	—	—	149
Price alignment amount on derivatives[5]	—	—	—	—	—	(4)	(4)
Total impact to other income (loss)	—	(4)	(1)	15	—	(4)	6
Total net effect of hedging activities[6]	$(13)	$(15)	$(2)	$15	$3	$(4)	$(16)
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

4    Represents the net gains (losses) on those trading securities for which we have entered into a corresponding economic derivative to hedge the risk of changes in fair value.

5    The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

NET AMORTIZATION/ACCRETION
Amortization/accretion varies from period to period depending on our hedge relationship termination activities and the maturity, call, or prepayment of assets or liabilities previously in hedge relationships. During the three and nine months ended September 30, 2022, our change in amortization activity when compared to the same periods last year was driven primarily by the prepayment of advances and investments that were previously in a hedge relationship, as well as the termination of certain advance fair value hedge relationships.

NET GAINS (LOSSES) ON DERIVATIVES AND HEDGED ITEMS

The net gains and losses on derivatives and hedged items designated in fair value hedge relationships are recorded in net interest income. During the three and nine months ended September 30, 2022, we recorded net gains of $5 million and $16 million on our fair value hedge relationships compared to net gains of $3 million and $13 million in the same periods last year, which primarily stemmed from market volatility and the impact it had on interest rates.

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

NET GAINS (LOSSES) ON DERIVATIVES

We utilize economic derivatives to manage certain risks on our Statements of Condition. Gains and losses on economic derivatives include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. During the three and nine months ended September 30, 2022, we recorded net losses of $18 million and $32 million on our economic derivatives, compared to net gains of $1 million and $10 million during the same periods last year. The changes were primarily driven by changes in the fair value of interest rate swaps used to economically hedge our discount notes held under fair value option and investment securities portfolio. These fair value changes were primarily driven by market volatility and the impact it had on interest rates.

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Compensation and benefits	$17	$18	$53	$57
Contractual services	5	5	15	14
Professional fees	5	3	11	10
Other operating expenses	5	5	14	15
Total operating expenses	32	31	93	96
Federal Housing Finance Agency	2	2	7	6
Office of Finance	1	2	5	6
Other, net	4	2	10	5
Total other expense	$39	$37	$115	$113

Other expense remained relatively stable during the three and nine months ended September 30, 2022 when compared to the same periods last year.

STATEMENTS OF CONDITION

Financial Highlights

    Our total assets increased to $133.2 billion at September 30, 2022 from $85.9 billion at December 31, 2021. Our total liabilities increased to $125.6 billion at September 30, 2022 from $80.0 billion at December 31, 2021. Total capital increased to $7.5 billion at September 30, 2022 from $5.8 billion at December 31, 2021. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash and Due from Banks

At September 30, 2022, our total cash balance was $58 million compared to $295 million at December 31, 2021, a decrease of $237 million. Our cash balance is influenced by our liquidity needs, member advance activity, market conditions, and the availability of attractive investment opportunities.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	September 30, 2022	December 31, 2021
Commercial banks	$39,600	$9,095
Savings institutions	1,222	671
Credit unions	10,945	4,054
Insurance companies	31,505	29,681
CDFIs	12	16
Total member advances	83,284	43,517
Housing associates	79	515
Non-member borrowers	71	107
Total par value	$83,434	$44,139

Our total advance par value increased $39.3 billion or 89 percent at September 30, 2022 when compared to December 31, 2021, primarily due to an increase in borrowings by large depository institution members, with the most significant increase of $17.0 billion from Wells Fargo Bank, N.A. In October, we continued to see further advance borrowings from our large depository institution members as their liquidity needs shifted, likely due to declining deposit balances, continued loan growth, and the effects of higher interest rates.

The following table summarizes our advances by interest rate payment terms (dollars in millions):

	September 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Fixed rate	$48,817	58	$27,053	61
Fixed rate, putable	191	—	1,139	2
Variable rate	9,010	11	1,212	3
Variable rate, callable[1]	24,139	29	13,319	30
Other[2]	1,277	2	1,416	4
Total advance par value	83,434	100	44,139	100
Premiums	11		14
Discounts	—		(2)
Fair value hedging adjustments	(1,249)		(40)
Total	$82,196		$44,111

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

Fair value hedging adjustments changed $1.2 billion at September 30, 2022 when compared to December 31, 2021 due primarily to the impact of interest rates on our cumulative fair value adjustments on advances in active hedge relationships, coupled with the recognition of closed basis adjustments on terminated advance hedge relationships.

At September 30, 2022 and December 31, 2021, advances outstanding to our five largest member borrowers totaled $32.3 billion and $17.0 billion, which represented 39 percent of our total advances outstanding at each period end. The following table summarizes advances outstanding to our five largest member borrowers at September 30, 2022 (dollars in millions):

	Amount	% of Total Advances
Wells Fargo Bank, N.A.	$17,000	21
Principal Life Insurance Company	4,250	5
EquiTrust Life Insurance Company	4,150	5
Zions Bancorporation, National Association	3,500	4
Athene Annuity and Life Company[1]	3,406	4
Total par value	$32,306	39

1    Excludes $0.3 billion of advances with Athene Annuity & Life Assurance Company, an affiliate of Athene Annuity and Life Company.

We evaluate advances for credit losses on a quarterly basis and have never experienced a credit loss on our advances. For additional discussion on our advance credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

    The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	September 30, 2022	December 31, 2021
Fixed rate conventional loans	$7,777	$7,063
Fixed rate government-insured loans	391	416
Total unpaid principal balance	8,168	7,479
Premiums	97	96
Discounts	(10)	(2)
Basis adjustments from mortgage loan purchase commitments	(8)	6
Total mortgage loans held for portfolio	8,247	7,579
Allowance for credit losses	(4)	(1)
Total mortgage loans held for portfolio, net	$8,243	$7,578

Our total mortgage loans increased $0.7 billion or nine percent at September 30, 2022 when compared to December 31, 2021. The increase was primarily due to new loan purchases exceeding principal paydowns, driven in part by a decrease in prepayment activity resulting from an increase in mortgage rates.

We evaluate mortgage loans for credit losses on a quarterly basis. For additional discussion on our mortgage loan credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	September 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$1,126	3	$416	1
Securities purchased under agreements to resell	10,940	27	12,450	37
Federal funds sold	10,268	25	4,690	14
Total short-term investments	22,334	55	17,556	52
Long-term investments[2]
MBS
GSE single-family	811	2	1,037	3
GSE multifamily	9,058	22	7,598	23
U.S. obligations single-family[3]	3,336	8	2,911	9
Private-label residential	4	—	5	—
Total MBS	13,209	32	11,551	35
Non-MBS
U.S. Treasury obligations[3]	2,483	6	496	1
Other U.S. obligations[3]	924	3	1,258	4
GSE and TVA obligations	895	2	1,417	4
State or local housing agency obligations	503	1	675	2
Other[4]	405	1	489	2
Total non-MBS	5,210	13	4,335	13
Total long-term investments	18,419	45	15,886	48
Total investments	$40,753	100	$33,442	100

1    Short-term investments have original maturities equal to or less than one year.

2    Long-term investments have original maturities of greater than one year.

3    Represents investment securities backed by the full faith and credit of the U.S. Government.

4    Consists primarily of taxable municipal bonds.

Our investments increased $7.3 billion or 22 percent at September 30, 2022 when compared to December 31, 2021 due primarily to an increase in money market investments and the purchase of U.S. Treasury obligations and agency MBS. At September 30, 2022 and December 31, 2021, we had GSE MBS purchases with a total par value of $1.1 billion and $289 million that were traded but not yet settled. These investments were recorded as “available-for-sale” on our Statements of Condition with a corresponding payable recorded in “other liabilities.”

The Finance Agency limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 1.83 and 1.99 at September 30, 2022 and December 31, 2021.

We evaluate investments for credit losses on a quarterly basis. For additional discussion on our investment credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”

Consolidated Obligations

    Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At September 30, 2022 and December 31, 2021, the carrying value of consolidated obligations for which we are primarily liable totaled $122.9 billion and $77.6 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	September 30, 2022	December 31, 2021
Par value	$64,761	$22,355
Discounts and concession fees[1]	(445)	(6)
Fair value option valuation adjustments	(150)	(1)
Total	$64,166	$22,348

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes increased $41.8 billion or 187 percent at September 30, 2022 when compared to December 31, 2021. During the nine months ended September 30, 2022, we increased our utilization of discount notes to fund our assets, capture attractive funding, match the repricing structures on certain assets, and/or meet our liquidity requirements.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	September 30, 2022	December 31, 2021
Par value	$58,935	$55,079
Premiums	97	138
Discounts and concession fees[1]	(20)	(17)
Fair value hedging adjustments	(304)	5
Total	$58,708	$55,205

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds increased $3.5 billion or six percent at September 30, 2022 when compared to December 31, 2021. During the nine months ended September 30, 2022, we primarily utilized short-term bonds in an effort to capture attractive funding, match the repricing structures on certain assets, and/or meet our liquidity requirements. Fair value hedging adjustments changed $309 million at September 30, 2022 when compared to December 31, 2021 due primarily to the impact of interest rates on our cumulative fair value adjustments on bonds in active hedge relationships.

For additional information on our consolidated obligations, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Capital

The following table summarizes information on our capital (dollars in millions):

	September 30, 2022	December 31, 2021
Capital stock	$5,086	$3,364
Retained earnings	2,538	2,390
Accumulated other comprehensive income (loss)	(92)	84
Total capital	$7,532	$5,838

Our capital increased at September 30, 2022 when compared to December 31, 2021, primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for additional information on our capital.

Derivatives

    We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	September 30, 2022	December 31, 2021
Interest rate swaps
Non-callable	$74,023	$77,770
Callable by counterparty	6,204	3,396
Total interest rate swaps	80,227	81,166
Forward settlement agreements	137	115
Mortgage loan purchase commitments	132	115
Total notional amount	$80,496	$81,396

The notional amount of our derivative contracts decreased $0.9 billion or one percent at September 30, 2022 when compared to December 31, 2021. This was primarily due to a decrease in non-callable swaps resulting from the maturity of fixed rate bonds. This decrease was partially offset by our increased utilization of non-callable swaps to hedge our discount notes in an effort to manage our interest rate risk and capture attractive funding opportunities. In addition, we began utilizing callable swaps to hedge our callable bonds during the second quarter of 2022. For additional discussion regarding our use of derivatives, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the nine months ended September 30, 2022, proceeds from the issuance of bonds and discount notes were $44.7 billion and $643.5 billion compared to $52.1 billion and $209.6 billion for the same period in 2021. During the nine months ended September 30, 2022, we continued to utilize discount notes and shorter-term consolidated obligation bonds to fund our assets, capture attractive funding, match the repricing structures on certain assets, and/or meet our liquidity requirements.

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of October 31, 2022, our consolidated obligations were rated AA+/A-1+ by S&P Global Ratings (S&P) and Aaa/P-1 by Moody’s and both ratings had a stable outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2021 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At September 30, 2022 and December 31, 2021, the total par value of outstanding consolidated obligations for which we are primarily liable was $123.7 billion and $77.4 billion. At September 30, 2022 and December 31, 2021, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was $908.2 billion and $575.5 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of October 31, 2022, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

    We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the nine months ended September 30, 2022, repayments of consolidated obligations totaled $642.6 billion compared to $267.8 billion for the same period in 2021.

During the nine months ended September 30, 2022, advance disbursements totaled $244.1 billion compared to $97.2 billion for the same period in 2021. Advance disbursements will vary from period to period depending on member needs. During the nine months ended September 30, 2022, investment purchases (excluding overnight investments) totaled $6.3 billion compared to $8.8 billion for the same period in 2021. During the nine months ended September 30, 2022, we purchased money market investments and U.S. Treasury securities in an effort to manage our liquidity position, and also purchased agency MBS.

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
Finance Agency Advisory Bulletin on FHLBank Liquidity (the Liquidity Guidance AB) – This guidance requires us to maintain sufficient liquidity for a period of 10 to 30 calendar days. The base case scenario requires 20 days of positive daily cash balances and assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including large, highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. At September 30, 2022 and December 31, 2021, we were in compliance with this base case liquidity guidance.
The Liquidity Guidance AB also specifies appropriate funding gap limits to address the risks associated with an FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of total assets. The guidance provides funding gap limits within the range of negative 10 percent to negative 20 percent for a three-month horizon and negative 25 percent to negative 35 percent for a one-year horizon. At September 30, 2022 and December 31, 2021, we adhered to these funding gap requirements.
Capital

CAPITAL REQUIREMENTS

    We are subject to certain regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operational risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as Class B capital stock (including MRCS) and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including MRCS) and retained earnings. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At September 30, 2022 and December 31, 2021, we did not hold any nonpermanent capital. At September 30, 2022 and December 31, 2021, we were in compliance with all three of the Finance Agency’s regulatory capital requirements.

    In addition to the requirements previously discussed, the Finance Agency Advisory Bulletin on capital stock (the Capital Stock AB) requires each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets. For purposes of the Capital Stock AB, capital stock includes MRCS. The capital stock to total assets ratio is measured on a daily average basis at month end. At September 30, 2022 and December 31, 2021, we were in compliance with the Capital Stock AB.

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

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	September 30, 2022	December 31, 2021
Commercial banks	$2,588	$1,305
Savings institutions	108	86
Credit unions	842	519
Insurance companies	1,547	1,453
CDFIs	1	1
Total GAAP capital stock	5,086	3,364
Mandatorily redeemable capital stock	15	29
Total regulatory capital stock	$5,101	$3,393

The increase in regulatory capital stock held at September 30, 2022 when compared to December 31, 2021 was primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. For additional information on our capital stock, refer to “Item 1. Financial Statements — Note 8 — Capital.”

Retained Earnings
Our risk management policies require a minimum level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this minimum level and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve this level of retained earnings. At September 30, 2022 and December 31, 2021, our actual retained earnings exceeded our required minimum level of retained earnings.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other Federal Home Loan Banks in 2011. Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of our average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At September 30, 2022 and December 31, 2021, our restricted retained earnings balance totaled $674 million and $617 million. One percent of our average balance of outstanding consolidated obligations for the three months ended September 30, 2022 was $1.0 billion.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Aggregate cash dividends paid[1]	$51	$43	$136	$124
Effective combined annualized dividend rate paid on capital stock[2]	5.34%	4.88%	5.07%	4.81%
Annualized dividend rate paid on membership capital stock	3.00%	3.00%	3.00%	3.00%
Annualized dividend rate paid on activity-based capital stock	6.75%	6.00%	6.34%	5.84%
Average SOFR	2.15%	0.05%	0.99%	0.04%

1    Includes aggregate cash dividends paid during the period. Amount excludes cash dividends paid on MRCS. For financial reporting purposes, these dividends were recorded as interest expense on our Statements of Income.

2    Effective combined annualized dividend rate is paid on total capital stock, including MRCS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a discussion of our critical accounting policies and estimates, refer to our 2021 Form 10-K. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2022.

For a discussion of recently adopted or issued accounting standards, refer to “Item 1. Financial Statements — Note 2 — Recently Adopted and Issued Accounting Guidance.”

LEGISLATIVE AND REGULATORY DEVELOPMENTS

There have been no material legislative or regulatory developments during the three months ended September 30, 2022.

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

Effective May 1, 2022, our MVE policy limits were revised to reflect new base case decline limits on our 100 and 200 basis point parallel and non-parallel interest rate change scenarios. Specifically, the limit on our up and down 100 basis point parallel and non-parallel interest rate change scenarios is a 4.0 percent decline from base case MVE, and the limit on our up and down 200 basis point parallel and non-parallel interest rate change scenarios is a 7.5 percent decline from base case MVE. At September 30, 2022 and December 31, 2021, our base case MVE was $7.3 billion and $6.0 billion and we were in compliance with all MVE policy limits in effect at each period end.

Market Value of Capital Stock (MVCS) represents our MVE divided by the total outstanding shares of our capital stock (including MRCS). To ensure we remain adequately capitalized, we must ensure our MVCS remains at or above our $100 par value. Our base case MVCS was $142.6 at September 30, 2022 compared to $177.5 at December 31, 2021. The decrease in our base case MVCS was primarily attributable to an increase in activity-based capital stock when compared to December 31, 2021 due to higher advance activity. As we issued this capital stock at par, which is below our current MVCS value, our MVCS was negatively impacted.

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
Effective May 1, 2022, our policy limits for the up and down 100 and 200 basis point parallel interest rate change scenarios, as well as the up and down 100 basis point non-parallel interest rate change scenarios, were updated to SOFR plus 175 basis points over a 24-month horizon. We were in compliance with all projected 24-month income policy limits at September 30, 2022.
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

At September 30, 2022 and December 31, 2021, borrowers pledged $337.5 billion and $294.3 billion of collateral (net of applicable discounts) to support activity with us, including advances. At September 30, 2022 and December 31, 2021, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

We evaluate advances for credit losses on a quarterly basis. We have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of September 30, 2022 and December 31, 2021. Refer to “Item 1. Financial Statements — Note 4 — Advances” for additional information on our collateral practices and allowance for credit losses.

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

The following table presents the unpaid principal balance of our mortgage loans by product type (dollars in millions):

Product Type	September 30, 2022	December 31, 2021
Conventional	$7,777	$7,063
Government	391	416
Total unpaid principal balance	$8,168	$7,479

We manage the credit risk on mortgage loans by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our PFIs, and (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs.

We evaluate mortgage loans for credit losses on a quarterly basis and establish an allowance for credit losses to reflect management’s estimate of expected credit losses inherent in the portfolio. At September 30, 2022 and December 31, 2021, we had an allowance for credit losses of $4 million and $1 million on our conventional mortgage loans. At September 30, 2022, over 99 percent of our conventional loan portfolio was performing (i.e. current payment status) and charge-offs recorded during the nine months ended September 30, 2022 were less than one percent of the total conventional portfolio.

We have never experienced a credit loss on our government-insured mortgage loans. At September 30, 2022 and December 31, 2021, we determined no allowance for credit losses was necessary on our government-insured mortgage loans.

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

Finance Agency regulations also limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. At September 30, 2022, we were in compliance with the regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

In addition, Finance Agency regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of regulatory capital and the counterparty’s overall credit rating. At September 30, 2022, we were in compliance with the regulatory limits established for unsecured credit.

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

At September 30, 2022, our unsecured short-term investment exposure consisted of overnight interest-bearing deposits and federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile (dollars in millions):

	September 30, 2022
	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
Domestic	$—	$2,505	$2,505
U.S subsidiaries of foreign commercial banks	—	690	690
Total domestic and U.S. subsidiaries of foreign commercial banks	—	3,195	3,195
U.S. branches and agency offices of foreign commercial banks
Australia	1,040	—	1,040
Canada	—	3,208	3,208
Finland	1,040	—	1,040
Germany	840	—	840
Netherlands	—	690	690
Sweden	—	690	690
United Kingdom	—	690	690
Total U.S. branches and agency offices of foreign commercial banks	2,920	5,278	8,198
Total unsecured short-term investment exposure	$2,920	$8,473	$11,393

1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable. In instances where an NRSRO rating or guarantor rating is not available for the investment, the investment is classified as unrated.

2    Table excludes investments issued or guaranteed by the U.S. Government, U.S. government agencies, government instrumentalities, GSEs, and supranational entities, and does not include related accrued interest.

Investment Ratings

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	September 30, 2022
	Credit Rating[1]
	AAA	AA	A	BBB	Unrated	Total
Interest-bearing deposits	$—	$1	$1,125	$—	$—	$1,126
Securities purchased under agreements to resell	—	9,400	1,040	—	500	10,940
Federal funds sold	—	2,920	7,348	—	—	10,268
Investment securities:
MBS
GSE single-family	—	811	—	—	—	811
GSE multifamily	—	9,058	—	—	—	9,058
U.S. obligations single-family[2]	—	3,336	—	—	—	3,336
Private-label residential	—	1	1	2	—	4
Total MBS	—	13,206	1	2	—	13,209
Non-MBS
U.S. Treasury obligations[2]	—	2,483	—	—	—	2,483
Other U.S. obligations[2]	—	924	—	—	—	924
GSE and TVA obligations	—	895	—	—	—	895
State or local housing agency obligations	472	31	—	—	—	503
Other[3]	361	44	—	—	—	405
Total non-MBS	833	4,377	—	—	—	5,210
Total investments	$833	$29,904	$9,514	$2	$500	$40,753

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

We evaluate investments for credit losses on a quarterly basis. At September 30, 2022 and December 31, 2021, we determined no allowance for credit losses was necessary on our investments. Refer to “Item 1. Financial Statements — Note 3 — Investments” for additional information on our allowance for credit losses.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	September 30, 2022
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
AA	$173	$38	$(37)	$1
A	5,506	92	(88)	4
Cleared derivatives[2]	53,477	40	439	479
Liability positions with credit exposure
Uncleared derivatives
A	584	(10)	11	1
Cleared derivatives[2]	17,732	(2)	39	37
Total derivative positions with credit exposure to non-member counterparties	77,472	158	364	522
Member institutions[3,4]	7	—	—	—
Total	77,479	$158	$364	$522
Derivative positions without credit exposure	3,017
Total notional	$80,496

1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.

2    Represents derivative transactions cleared with CME Clearing and London Clearing House (LCH) Ltd., our Clearinghouses. CME Clearing is not rated, but its parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by S&P at September 30, 2022. LCH Ltd. was rated AA- by S&P at September 30, 2022.

3    Net credit exposure is less than $1 million.

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Item 1. Financial Statements — Note 10 — Commitments and Contingencies” for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2021 Form 10-K. There have been no material changes to our risk factors during the nine months ended September 30, 2022.

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

1    Incorporated by reference from our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

2    Incorporated by reference from our Form 8-K filed with the SEC on December 14, 2021 (Commission File No. 000-51999).

3    Incorporated by reference from our Form 10-Q filed with the SEC on August 10, 2022 (Commission File No. 000-51999).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	November 10, 2022

By:	/s/ Kristina K. Williams
Kristina K. Williams President and Chief Executive Officer

By:	/s/ Joelyn R. Jensen-Marren
Joelyn R. Jensen-Marren Chief Financial Officer (Principal Financial and Accounting Officer)