Form 10-K
period 2022-12-31
Federal Home Loan Bank of Des Moines
filed 2023-03-08
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51999

FEDERAL HOME LOAN BANK OF DES MOINES
(Exact name of registrant as specified in its charter)

Federally chartered corporation of the United States	42-6000149
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

909 Locust Street	50309
Des Moines, IA	(Zip code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (515) 412-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 17 CFR 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2022, the aggregate par value of the stock held by current and former members of the registrant was $3,893,347,800. At February 28, 2023, 62,968,501 shares of stock were outstanding.

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

•general economic and market conditions that could impact the business we do with our members, including, but not limited to, the timing and volatility of market activity, inflation/deflation, employment rates, geopolitical instability or conflicts, housing market activity and housing prices, the level of mortgage prepayments, the valuation of pledged collateral, and the condition of the capital markets on our consolidated obligations;

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

•the ability to attract and retain key personnel; and

•natural disasters, including those from significant climate change.

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

Our net income is primarily attributable to the difference between the interest income we earn on our advances, mortgage loans, and investments, and the interest expense we pay on our consolidated obligations. A portion of our annual net income is used to fund our Affordable Housing Program (AHP), which provides grants and subsidized advances to members to support housing for very low-, low-, or moderate-income households. By regulation, we recognize AHP assessment expense equal to the greater of 10 percent of our annual income subject to assessment, or our prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. For purposes of the AHP assessment, income subject to assessment is defined as net income before AHP assessments, plus interest expense related to MRCS. For additional details on our AHP, refer to the “Affordable Housing Program Assessments” section of Item 1.
We have risk management policies, established by our Board of Directors, that allow us to monitor and control our exposure to various risks, including interest rate, liquidity, credit, operational, model, information security, legal, regulatory and compliance, diversity, equity, and inclusion (DEI), strategic, and reputational risk, as well as capital adequacy. Our primary risk management objective is to manage our assets and liabilities in ways that ensure liquidity is available to our members and protect the par redemption value of our capital stock. For additional information on our risk management practices, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

MEMBERSHIP
Our membership includes commercial banks, savings institutions, credit unions, insurance companies, and CDFIs. The majority of depository institutions in our district that are eligible for membership are currently members.
The following table summarizes our membership by type of institution:

	December 31,
Institutional Entity	2022	2021	2020
Commercial banks	894	912	952
Savings institutions	32	37	38
Credit unions	257	256	256
Insurance companies	69	69	72
CDFIs	6	6	6
Total	1,258	1,280	1,324

The following table summarizes our membership by asset size:

	December 31,
Membership Asset Size[1]	2022	2021	2020
Depository institutions[2]
Less than $100 million	17%	18%	20%
$100 million to $500 million	47	48	48
Greater than $500 million	31	29	26
Insurance companies
Less than $100 million[3]	—	—	1
$100 million to $500 million	1	1	1
Greater than $500 million	4	4	4
Total	100%	100%	100%

1    Membership asset size is based on September 30, 2022 financial information received from members.

2    Depository institutions consist of commercial banks, savings institutions, credit unions, and CDFIs.

3    Membership asset size as of December 31, 2022 and 2021 was less than one percent.

Our membership level decreased during 2022 primarily due to member consolidations. At December 31, 2022, approximately 65 percent of our members were Community Financial Institutions (CFIs). For 2022, CFIs were defined under the FHLBank Act to include all Federal Deposit Insurance Corporation (FDIC) insured institutions with average total assets over the previous three-year period of less than $1.323 billion. In addition to collateral types eligible for all members, CFIs may also pledge collateral consisting of secured small business, small agri-business, or small farm loans.

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
Our advance products currently offered include the following:

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
For the years ended December 31, 2022, 2021, and 2020, advances represented 59, 54, and 57 percent of our total average assets and generated 63, 56, and 61 percent of our total interest income. For additional information on our advances, including our top five borrowers, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances.” In addition, refer to “Item 1A. Risk Factors” for a discussion on our exposure to customer concentration risk.

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
Mortgage Loans
We invest in mortgage loans through the Mortgage Partnership Finance (MPF) program, a secondary mortgage market structure developed by the FHLBank of Chicago to help fulfill the housing mission of the FHLBanks. Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago. We also acquired mortgage loans purchased under the Mortgage Purchase Program (MPP); however, we currently do not purchase mortgage loans under this program. For the years ended December 31, 2022, 2021, and 2020, mortgage loans represented seven, nine, and eight percent of our total average assets and generated nine, 24, and 16 percent of our total interest income.
Under the MPF program, we purchase eligible mortgage loans (MPF loans) from members or housing associates called participating financial institutions (PFIs). We may also acquire MPF loans through participations with other FHLBanks. MPF loans are conforming conventional or government-insured fixed rate mortgage loans secured by one-to-four family residential properties.

The FHLBank of Chicago (in this capacity, the MPF Provider) provides the infrastructure and operational support for the MPF program and is responsible for publishing and maintaining the MPF Guides, which detail the requirements PFIs must follow in originating, selling, and servicing MPF loans. In exchange for providing these services, the MPF Provider receives a fee from each of the FHLBanks participating in the MPF program. The MPF Provider has engaged Computershare Limited as the master servicer for the MPF program. Throughout the servicing process, the master servicer monitors each PFI’s compliance with certain MPF program requirements and makes periodic reports to the MPF Provider.
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
MPF Loan Volume
Our member base for MPF loans is primarily a diverse mix of commercial banks and credit unions. Our ability to price MPF loans, coupled with changes in the interest rate environment, has allowed us to serve the liquidity needs of a broad range of members and maintain relatively stable mortgage loan volumes. During the years ended December 31, 2022, 2021, and 2020, we purchased $1.9 billion, $1.9 billion, and $2.3 billion of MPF loan products (excluding off-balance sheet loan products). In addition, during the years ended December 31, 2022, 2021, and 2020, we had off-balance sheet loan volumes of $0.7 billion, $3.2 billion, and $6.2 billion.
LOAN MODIFICATION PLANS

We offer loan modification plans for our PFIs. Under these plans, we generally permit the capitalization of past due amounts up to the original loan amount and/or reduce the interest rate for a specified period of time. We may also grant a forbearance period or offer payment deferrals in limited circumstances. No other terms of the original loan, including contractual maturity, are generally modified.
For additional discussion on our mortgage loans and their related credit risk, refer to “Item 8. Financial Statements and Supplementary Data — Note 6 — Mortgage Loans Held for Portfolio” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Loans.”

Investments
We maintain an investment portfolio primarily to provide investment income and liquidity. Our investment portfolio consists of both short- and long-term investments. Our short-term investments may include, but are not limited to, interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, certificates of deposit, commercial paper, and U.S. Treasury obligations. Our long-term investments may include, but are not limited to, U.S. Treasury obligations, other U.S. obligations, GSE and Tennessee Valley Authority (TVA) obligations, state or local housing agency obligations, taxable municipal bonds, and agency MBS. Our long-term investments generally provide higher spreads than our short-term investments. For the years ended December 31, 2022, 2021, and 2020, investments represented 32, 36, and 34 percent of our total average assets and generated 28, 20, and 23 percent of our total interest income.
Finance Agency regulations limit the type of investments we may purchase, and we do not have any subsidiaries or equity positions in any partnerships, corporations, or off-balance sheet special purpose entities. The Finance Agency further limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. For details on our compliance with this regulatory requirement, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Investments.” For additional discussion on our investments and their related credit risk, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”
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
Consolidated Obligations
Our primary source of funding and liquidity is the issuance of debt securities, referred to as consolidated obligations, in the capital markets. Consolidated obligations (bonds and discount notes) are the joint and several obligations of all FHLBanks and are backed only by the financial resources of the FHLBanks. They are not obligations of the U.S. Government, and the U.S. Government does not guarantee them. At February 28, 2023, S&P Global Ratings (S&P) and Moody’s Investors Service, Inc. (Moody’s) rated the consolidated obligations AA+/A-1+ and Aaa/P-1, both with a stable outlook.
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

BONDS
Bonds are generally issued to satisfy our short-, intermediate-, and long-term funding needs. They may have maturities ranging up to 30 years, although there is no statutory or regulatory limitation as to their maturity. Bonds are issued with either fixed or variable rate payment terms, such as SOFR. To meet the specific needs of investors, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and/or call features. When bonds are issued on our behalf, we may concurrently enter into a derivative agreement to effectively convert the fixed rate payment stream to variable or to offset the embedded features in the bond.
Depending on the amount and type of funding needed, bonds may be issued through negotiated or competitively bid transactions with approved underwriters or selling group members (i.e., TAP Issue Program, auction, and Global Debt Program), or through debt transfers between FHLBanks.
The TAP Issue Program is used to issue fixed rate, non-callable bonds with maturities ranging up to 30 years. The goal of the TAP Issue Program is to aggregate frequent smaller bond issues into a larger bond issue that may have greater market liquidity.
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
Retained Earnings
Our risk management policies require a minimum level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this minimum level and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve this level of retained earnings. At December 31, 2022 and 2021, our actual retained earnings exceeded our required minimum level of retained earnings.

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

Workforce Profile

Our workforce is primarily comprised of corporate employees, with our principal operations in one location. As of December 31, 2022, we had 357 employees, 354 full-time and three part-time. As of December 31, 2022, approximately 48 percent of our workforce is female, 52 percent male, 81 percent non-minority and 19 percent minority, based on employees who chose to self-identify. We strive to both develop talent from within the organization and supplement with external hires. We believe that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in our employee base, which furthers our success, while adding new employees contributes to new ideas, continuous improvement, and our goals of a diverse and inclusive workforce. As of December 31, 2022, the average tenure of our employees was seven years. There are no collective bargaining agreements with our employees.

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

•Benefits – health insurance, life and accidental death and dismemberment insurance, supplemental life insurance, 401(k) retirement savings plans with employer match, and healthcare concierge;

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

•Work/Life balance – short-term disability, parental and military leave, bereavement, jury duty, and court appearance leaves, as well as flexible scheduling and remote working options, including a hybrid working model with most employees working from our headquarters three days or more a week;

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

Our Chief DEI Officer is a member of the executive team, reports to the President and Chief Executive Officer (CEO) and serves as a liaison to the Board of Directors. We recognize that diversity increases capacity for innovation and creativity and that inclusion allows us to leverage the unique perspectives of all employees and strengthens our retention efforts. We operationalize our commitment through the development and execution of a three-year DEI strategic plan that includes quantifiable metrics to measure our success, and we report regularly on our performance to management and the Board of Directors. We offer a range of opportunities for our employees to connect and grow personally and professionally through our Office of Minority and Women Inclusion Committee, DEI Council, business resource groups, internal training, and community involvement. We consider learning an important component of our DEI strategy and regularly offer educational opportunities to our employees and evaluate inclusive behaviors as part of our annual goal setting, performance management, and succession planning processes. We also incorporate DEI as a key component of our incentive plan framework to ensure organizational focus and accountability.

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

AFFORDABLE HOUSING PROGRAM ASSESSMENTS
The FHLBank Act requires each FHLBank to establish and fund an AHP, which provides subsidies in the form of direct grants or below-market interest rates on advances to members who provide the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, or moderate-income households. Annually, the FHLBanks recognize AHP assessment expense equal to the greater of 10 percent of their annual income subject to assessment, or their prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million. In addition to the required AHP assessment, our Board may elect to make voluntary contributions to the AHP. For purposes of the AHP assessment, income subject to assessment is defined as net income before AHP assessments, plus interest expense related to MRCS. The exclusion of interest expense related to MRCS is a regulatory interpretation of the Finance Agency. We accrue the AHP assessment monthly based on our income subject to assessment and reduce our AHP liability as program funds are distributed. For additional information on our AHP, refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Affordable Housing Program.”
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

ITEM 1A. RISK FACTORS

The following discussion summarizes some of the more significant risks we face. This discussion is not exhaustive, and there may be other risks we face, which are not described below. The risks described below, if realized, could negatively affect our business operations, financial condition, future results of operations, and among other things, could result in our inability to pay dividends on our capital stock or repurchase capital stock or adversely impact our reputation.

BUSINESS AND REGULATORY RISK
WE ARE SUBJECT TO A COMPLEX BODY OF LAWS AND REGULATIONS THAT COULD CHANGE IN A MANNER DETRIMENTAL TO OUR BUSINESS OPERATIONS
The FHLBanks are GSEs, organized under the authority of the FHLBank Act and, as such, are governed by federal laws and regulations adopted and applied by the Finance Agency. Congress may amend the FHLBank Act or other statutes in ways that significantly affect the rights and obligations of the FHLBanks or the manner in which the FHLBanks carry out their mission and business operations. In addition, new or modified legislation enacted by Congress or changes in regulatory requirements applied or imposed by the Finance Agency could affect the composition of our membership and the extent to which members engage in business with us. There continues to be uncertainties surrounding our legislative and regulatory environment, and new or modified legislation enacted by Congress or regulations adopted or guidance issued by the Finance Agency or other financial services regulators. Recently, the Finance Agency initiated a comprehensive review of the FHLBank System, covering such areas as the FHLBanks’ adequate fulfillment of their mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; addressing the unique needs of rural and financially vulnerable communities; member products, services, and collateral requirements; and membership eligibility and requirements. It remains uncertain what legislative, regulatory, or other actions, if any, may be proposed or implemented as a result of the Finance Agency’s review, or what their potential effect on the FHLBanks may be. Any of these factors could negatively affect our business operations, financial condition, results of operations, and the value of FHLBank membership.

Additionally, the Financial Accounting Standards Board (FASB) or SEC may amend financial accounting and reporting standards that govern our accounting and disclosure practices, such as standards on climate change and environmental, social, and governance (ESG) matters. Specifically, policy or regulatory changes relating to ESG matters, as well as market and stakeholder expectations, are evolving and may result in additional responsibilities or costs for us, such as compliance requirements, operational or technological changes, and increased disclosures.

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
WE COULD BE ADVERSELY AFFECTED BY OUR EXPOSURE TO CUSTOMER CONCENTRATION RISK
We are subject to customer concentration risk as a result of our reliance on a relatively small number of member institutions for a large portion of our total advances and resulting interest income. At December 31, 2022 and 2021, advances outstanding to our top five borrowers totaled $50.9 billion and $17.0 billion, representing 45 and 39 percent of our total advances outstanding. At December 31, 2022, our single largest borrower, Wells Fargo Bank, N.A., accounted for 28 percent of total advances outstanding and for 20 percent of interest income for the year ended December 31, 2022. At December 31, 2021, we did not have any individual borrower in excess of 10 percent of total advances. Advance balances with members could change due to factors such as a change in member demand or borrowing capacity, which can be influenced by economic conditions, relocation of members out of our district, or members with affiliated institutions located outside of our district choosing to do business with another FHLBank. In addition, advance balances could change as a result of new or modified legislation impacting us or our members or regulations or other directives adopted by the Finance Agency or other financial services regulators. If we experience a decrease in the amount of business with our top five borrowers, our financial condition and results of operations could be negatively affected. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances” for additional information on our top five borrowers.

REPLACEMENT OF THE LIBOR BENCHMARK INTEREST RATE COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

In March 2021, the Financial Conduct Authority announced that LIBOR would either cease to be provided by any administrator or no longer be representative for the more frequently used LIBOR settings, after June 30, 2023. As such,we ceased all LIBOR-indexed transactions. However, as noted throughout this report, certain of our advances, investments, derivatives, and related collateral are still indexed to LIBOR and have maturity dates that extend beyond June 30, 2023. We are in the process of transitioning away from LIBOR and are utilizing SOFR as our dominant replacement rate on an ongoing basis. We have a transition plan in place that addresses considerations such as LIBOR exposure, member products, fallback language, operational readiness, and balance sheet management. In addition, we continue to offer SOFR-indexed advances, issue SOFR-indexed debt, and utilize derivatives indexed to the federal funds or SOFR overnight index swap (OIS) rate.

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

Furthermore, there are complexities associated with the changes to our risk profiles and models, systems, valuation tools, and effectiveness of hedging strategies that may not be anticipated and could impact our transition. Although we are in the process of ensuring we are operationally ready for LIBOR transition activities, including updating our processes and IT systems, any of these risks, if realized, could adversely impact our business, financial condition, and results of operations. For a summary of our LIBOR exposure, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview.”

MEMBER CONSOLIDATIONS AND FAILURES COULD ADVERSELY AFFECT OUR BUSINESS
Member consolidations and failures could reduce the number of current and potential members in our district. During 2022, we experienced a net decline of 22 members, due primarily to member consolidations. If the number of member consolidations and/or failures were to accelerate, we could experience a reduction in the level of our members’ advance and other business activities. This loss of business could negatively impact our business operations, financial condition, and results of operations.

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
•volatility in interest rates;
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
Our financial condition, results of operations, and ability to pay dividends could be negatively affected by changes in one or more of these conditions. Additionally, our business and results of operations may be affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve, which regulates the supply of money and credit in the U.S. The Federal Reserve’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities. For example, in response to high inflation, in March 2022, the Federal Open Market Committee (FOMC) raised the target range for the federal funds rate by 0.25 percent, followed by seven more rate hikes throughout 2022 and into 2023. This brought the target range to 4.50 to 4.75 percent as of February 28, 2023. While we expect these rate hikes to slow, any future rate changes will continue to impact our business as well as the business of our members.
Further events impacting market conditions, such as civil unrest, climate change, or other natural disasters, may impact the economy and require actions by the federal government and its agencies in an effort to stabilize market conditions. Responses to those actions and the resulting impact on demand for advances could adversely affect our financial condition, results of operations, and ability to pay dividends. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Conditions in the Financial Markets” for additional information on recent market activity.
WE COULD BE ADVERSELY AFFECTED BY INEFFECTIVE USE OF HEDGING STRATEGIES OR OUR INABILITY TO ENTER INTO DERIVATIVE INSTRUMENTS ON ACCEPTABLE TERMS
We use derivatives to manage interest rate risk. Our effective use of derivative instruments depends upon management’s ability to determine the appropriate hedging strategies and positions in light of our assets and liabilities as well as prevailing and anticipated market conditions. In addition, the effectiveness of our hedging strategies depends upon our ability to enter into derivatives with acceptable counterparties, on terms desirable to us, and in quantities necessary to hedge our corresponding assets and liabilities. Further, the cost of entering into derivative instruments could increase as a result of changes in legislation and regulations regarding over-the-counter derivatives, including increased margin and capital requirements, and increased regulatory costs and transaction fees associated with clearing and custodial agreements. If we are unable to manage our hedging positions properly, or are unable to enter into derivative instruments on desirable terms, we may incur higher funding costs and be unable to effectively manage our interest rate risk and other risks, which could negatively affect our financial condition and results of operation.

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

CREDIT RISK
WE COULD BE ADVERSELY AFFECTED BY OUR EXPOSURE TO CREDIT RISK
We are exposed to credit risk based on the deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. We assume unsecured and secured credit risk exposure in that a borrower or counterparty could default and we may suffer a loss if we are not able to fully recover amounts owed to us in a timely manner. Our risk of credit losses may be exacerbated by economic conditions, such as a downturn in the housing markets, including a reduction in home prices, higher delinquencies due in part to the effects of inflation, as well as financial difficulties or failures of mortgage servicers. In addition, increased risk of credit losses may be the result of a decrease in the value of collateral securing our advances or mortgage loans, which could be due to the effects of climate change or other catastrophic events.
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
Additionally, the FHLBank Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks recognize AHP assessment expense, in aggregate, equal to the greater of 10 percent of their current year earnings or $100 million. If the FHLBanks do not make the minimum $100 million AHP contribution in a given year (i.e., a shortfall), we could be required to contribute more than 10 percent of our current year net earnings. An increase in our AHP contributions due to a shortfall or other legislative or regulatory actions could adversely impact our financial condition and results of operations as well as our ability to pay dividends.

ACTUAL OR PERCEIVED CHANGES IN THE FHLBANKS’ CREDIT RATINGS AS WELL AS THE U.S. GOVERNMENT’S CREDIT RATING COULD ADVERSELY AFFECT OUR BUSINESS

Our consolidated obligations are currently rated AA+/A-1+ by S&P and Aaa/P-1 by Moody’s, both with a stable outlook. These ratings are subject to reduction or withdrawal at any time by a nationally recognized statistical rating organization (NRSRO), and the FHLBank System may not be able to maintain these credit ratings. Adverse rating agency actions on the FHLBank System or U.S. Government may reduce investor confidence and negatively affect our cost of funds and ability to issue consolidated obligations on acceptable terms, which could adversely impact our financial condition and results of operations. For example, downgrades to the U.S. Government’s credit rating or outlook may occur if the U.S. Government fails to adequately address, based on the credit rating agencies’ criteria, its fiscal budget deficit or statutory debt limit (which was most recently reached in January 2023).
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
We rely heavily upon information systems and other operating technologies to conduct and manage our business. To the extent that our technology fails to keep up with our changing environment, we may be unable to conduct and manage our business effectively. In addition, any technical failures or interruptions in key systems or other operating technologies, including any “cyberattacks” or other breaches of technical security, could jeopardize the confidentiality or integrity of our information, or otherwise cause interruptions in our operations. These threats may increase as a result of geopolitical instability or conflicts. Although we have implemented a disaster recovery and business continuity plan, we can make no assurance that it will be able to prevent, timely and adequately address, or mitigate the negative effects of all technical failures or interruptions. Any technical failure or interruption could harm our member relations, risk management, and profitability, and could adversely impact our financial condition and results of operations. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Information Security Risk” for additional information on our information security risk management.

RELIANCE ON THIRD PARTIES COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS
As part of our business, we rely on third parties for certain services essential to ongoing operations, including but not limited to, IT infrastructure and software services, administration of our mortgage loan program, and servicing of our consolidated obligations, and could be adversely impacted by disruptions in those services. In addition, we utilize professional and contractual services to support certain strategic initiatives. The success or timing of those initiatives could be adversely impacted if services are not performed or executed as expected.
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

GENERAL RISK FACTORS
THE INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD ADVERSELY IMPACT OUR BUSINESS

We rely heavily upon our employees in order to successfully execute our business and strategies. The success of our business mission depends, in large part, on our ability to attract and retain certain key personnel with required talents and skills. We may be unable to hire or retain key personnel with the needed talents or skills if we fail to offer a competitive employment package and work arrangements, which is increasingly important during periods in which economic conditions drive labor shortages and/or high rates of employee turnover. For example, increased remote working opportunities have increased competition in hiring and retaining skilled key personnel. In addition, if we lack a diverse, equitable, and inclusive working environment, or fail to develop and execute a succession plan, our business operations could be adversely impacted.

NATURAL DISASTERS, INCLUDING THOSE FROM SIGNIFICANT CLIMATE CHANGE, COULD ADVERSELY AFFECT OUR MEMBERS AND OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

The occurrence of weather-related events and other natural or environmental disasters, especially ones affecting our district, could negatively impact our members and business, financial condition, and results of operations. The frequency, intensity, and duration of extreme weather and climate-related disaster events have increased. These natural disasters, including those resulting from significant climate change, could destroy or damage our facilities or other properties of our members (such as collateral that members have pledged to secure advances or mortgages), disrupt business, increase the probability of power or other outages, negatively affect the livelihood of borrowers of members, or otherwise cause significant economic dislocation in the affected regions. Any of these situations may adversely affect our financial condition and results of operations.

There is also an increasing focus from investors, policy makers, regulators, and other stakeholders on climate change and other ESG matters. Enhanced governmental, regulatory, and societal attention to climate change and other ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure, could expand the nature, scope, complexity, and cost of matters that we are required to control, assess, and report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is located at 909 Locust Street, Des Moines, Iowa. We currently occupy 94,000 of the approximate 226,000 square feet of office space, and have leased or are in the process of leasing the remaining space. We also lease an off-site back-up facility with approximately 3,500 square feet in Urbandale, Iowa and approximately 3,000 square feet of office space in Washington, D.C. to support government relations, which is shared with two other FHLBanks.

ITEM 3. LEGAL PROCEEDINGS

Refer to “Item 8. Financial Statements and Supplementary Data — Note 14 — Commitments and Contingencies” for information regarding legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We are a cooperative. This means we are owned by our customers, whom we call members. Our current and former members own all of our outstanding capital stock. Our capital stock is not publicly traded and has a par value of $100 per share. All shares are issued, redeemed, or repurchased by us at the stated par value. Our capital stock may be redeemed with a five year notice from the member or voluntarily repurchased by us at par value, subject to certain limitations set forth in our Capital Plan. At February 28, 2023, we had 1,257 current members that held 63 million shares of capital stock and 13 former members that held less than one million shares of MRCS.
For information on our dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Dividends.”
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis (MD&A) is designed to provide information that will help the reader develop a better understanding of our financial statements, changes in our financial statements from year to year, and the primary factors driving those changes. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the years ended December 31, 2022 and December 31, 2021. Discussion of 2020 items and the year-over-year comparison of changes in our financial condition and results of operations as of and for the years ended December 31, 2021 and December 31, 2020 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022.

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

Our financial condition and results of operations are influenced by global and national economies, local economies within our district, and the conditions in the financial, housing, and credit markets, all of which impact the interest rate environment. The interest rate environment significantly impacts our profitability. During 2022, in response to higher inflation, the Federal Open Markets Committee (FOMC or Committee) raised the target range for the federal funds rate by 4.25 percent, which led to higher interest rates that bolstered our net interest income. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Conditions in the Financial Markets” for additional discussion on economic conditions impacting our financial results.

Financial Results
In 2022, we reported net income of $430 million compared to $206 million in the prior year. The increase in net income, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was primarily driven by net interest income and other income (loss).

Net interest income increased $302 million when compared to the prior year primarily driven by higher interest rates, which improved earnings on invested capital, and growth in advance balances.

Other income (loss) decreased $44 million when compared to the prior year primarily driven by changes in the fair value of our trading securities, fair value option instruments, and economic derivatives due to rising interest rates, as well as changes in credit spreads on our fixed rate trading securities.

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional discussion on our results of operations.

Our total assets increased to $164.2 billion at December 31, 2022, from $85.9 billion at December 31, 2021, driven primarily by an increase in advances and investments. Advances increased $67.1 billion due mainly to an increase in borrowings by large depository institution members. Investments increased $9.9 billion driven by increased money market investments and the purchase of U.S. Treasury obligations and agency MBS.

Total capital increased to $8.8 billion at December 31, 2022, from $5.8 billion at December 31, 2021, primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. Our regulatory capital ratio decreased to 5.41 percent at December 31, 2022, from 6.74 percent at December 31, 2021; but remained above the required regulatory minimum at each period end. Regulatory capital includes capital stock, MRCS, and retained earnings.

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

Adjusted Earnings

As part of evaluating our financial performance, we adjust GAAP net interest income and GAAP net income before assessments for the impact of (i) unpredictable items, including, but not limited to, market adjustments relating to derivative and hedging activities and instruments held at fair value, net asset prepayment fee income, MRCS interest expense, and discretionary pension contributions, and (ii) other non-routine items, if applicable. The resulting non-GAAP measure, referred to as our adjusted earnings, reflects both adjusted net interest income and adjusted net income.

Because our business model is primarily one of holding assets and liabilities to maturity, management believes that the adjusted earnings measure is helpful in understanding our operating results and provides a meaningful period-to-period comparison of our economic performance in contrast to GAAP results, which can be impacted by fair value changes driven by market volatility on financial instruments recorded at fair value or transactions that are considered to be unpredictable or not routine. As a result, management uses the adjusted earnings measure to assess performance under our incentive compensation plans. Non-GAAP financial measures have inherent limitations, and are not audited. While these non-GAAP measures can be used to assist in understanding the components of our earnings, they should not be considered a substitute for results reported under GAAP.

The adjusted net income methodology is calculated on a post-AHP assessment basis. Management believes AHP assessments are a fundamental component of our business and believes this assessment should be included in our adjusted net income calculation.

As indicated in the tables that follow, our adjusted net interest income and adjusted net income increased during 2022 when compared to 2021. Our adjusted net interest income was impacted primarily by higher interest rates, which improved earnings on invested capital, as well as growth in advance balances. The increase was also due to reduced net premium amortization on mortgage loans driven by a slowdown in prepayment activity.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Years Ended December 31,
	2022	2021
GAAP net interest income	$683	$381
Exclude:
Prepayment fees on advances, net[1]	9	48
Prepayment fees on investments, net[2]	21	—
MRCS interest expense	(1)	(2)
Market value adjustments on fair value hedges[3]	9	5
Total adjustments	38	51
Include items reclassified from other income (loss):
Net interest income (expense) on economic hedges	(58)	(17)
Adjusted net interest income	$587	$313

GAAP net interest margin	0.61%	0.44%
Adjusted net interest margin	0.53%	0.36%

1    Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2    Prepayment fees on investments, net includes basis adjustment amortization, as well as premium and/or discount amortization on non-MBS.

3     Represents market value gains (losses) on derivatives and hedged items in qualifying hedging relationships.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Years Ended December 31,
	2022	2021
GAAP net income before assessments	$478	$229
Exclude:
Prepayment fees on advances, net[1]	9	48
Prepayment fees on investments, net[2]	21	—
MRCS interest expense	(1)	(2)
Market value adjustments on economic hedges[3]	(6)	31
Market value adjustments on fair value hedges[4]	9	5
Net gains (losses) on financial instruments held under fair value option	106	1
Net gains (losses) on trading securities	(95)	(38)
Discretionary pension contributions	—	(8)
Adjusted net income before assessments	435	192
Adjusted AHP assessments[5]	44	19
Adjusted net income	$391	$173

1    Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2    Prepayment fees on investments, net includes basis adjustment amortization, as well as premium and/or discount amortization on non-MBS.

3    Represents market value gains (losses) on economic derivatives.

4    Represents market value gains (losses) on derivatives and hedged items in qualifying hedging relationships.

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

Replacement of the LIBOR Benchmark Interest Rate
In March 2021, the Financial Conduct Authority announced that LIBOR would either cease to be provided by any administrator or no longer be representative for the more frequently used LIBOR settings, after June 30, 2023. The Financial Conduct Authority’s announcement constituted an index cessation event under the 2006 International Swaps and Derivatives Association, Inc. (ISDA) Definitions (Supplement) and the ISDA 2020 IBOR Fallbacks Protocol (Protocol), which we adhered to in October 2020. As a result, the fallback spread adjustment for each tenor is fixed as of the date of the announcement.

We have ceased all LIBOR-indexed transactions. However, as noted throughout this report, certain of our advances, investments, derivatives, and related collateral are still indexed to LIBOR and have maturity dates that extend beyond June 30, 2023. We are in the process of transitioning away from LIBOR and are utilizing SOFR as our dominant replacement rate on an ongoing basis. In addition, we continue to offer SOFR-indexed advances, issue SOFR-indexed debt, and utilize derivatives indexed to the federal funds or SOFR OIS rate.

We are working to ensure we are operationally ready for LIBOR transition activities, including updating our processes and IT systems. During the first quarter of 2023, we began updating our asset contracts and/or replacing our LIBOR-indexed derivatives with SOFR-indexed derivatives and elected the optional expedients set forth under Accounting Standards Update 2020-04 for contract modifications and hedging relationships. The election of these expedients has not had a material effect on our financial condition, results of operations, or cash flows.
For additional information on regulatory action related to LIBOR, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”

The following table summarizes our variable rate advances, investments, consolidated obligation bonds, and derivatives by interest-rate index (in millions):

	December 31, 2022
	LIBOR	SOFR	Federal Funds OIS	Other[1]	Total
Advances, principal amount	$267	$23,568	$—	$23,364	$47,199
Investment securities
Non-MBS, principal amount	855	—	—	—	855
MBS, principal amount	4,702	1,477	—	—	6,179
Total investment securities	5,557	1,477	—	—	7,034
Consolidated obligation bonds, principal amount	—	53,153	—	—	53,153
Total variable rate financial instruments amount	$5,824	$78,198	$—	$23,364	$107,386

Derivatives
Pay leg, notional amount	$1,224	$65,611	$375	$—	$67,210
Receive leg, notional amount	6,205	4,785	23,283	—	34,273
1     Consists primarily of advances indexed in part to consolidated obligation yields.

The following table presents our exposure to LIBOR-indexed advances, investments, and derivatives (in millions):

	December 31, 2022
	LIBOR Tenors That Cease or Will no Longer be Representative Immediately After June 30, 2023
	Due/Terminates through June 30, 2023	Due/Terminates Thereafter	Total
Assets Indexed to LIBOR
Advances, principal amount by redemption term	$50	$217	$267
Investment securities, by contractual maturity[1]
Non-MBS, principal amount	28	827	855
MBS, principal amount	4	4,698	4,702
Derivatives, receive leg
Cleared, notional amount	1,312	3,278	4,590
Uncleared, notional amount	394	1,221	1,615
Total principal/notional amount	$1,788	$10,241	$12,029

Liabilities Indexed to LIBOR
Derivatives, pay leg
Cleared, notional amount	$264	$660	$924
Uncleared, notional amount	50	250	300
Total principal/notional amount	$314	$910	$1,224
1    MBS are presented by contractual maturity, however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.
For a summary of our risks on the replacement of the LIBOR benchmark interest rate, refer to “Item 1A. Risk Factors.”

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Recent economic indicators point to modest growth in spending and production. Job gains have been robust in recent months, and the unemployment rate has remained low. Inflation has eased somewhat but remains elevated. The invasion of Ukraine by Russia and the related events are causing economic hardship and is contributing to elevated economic uncertainty.

In March 2022, the FOMC raised the target range for the federal funds rate by 0.25 percent, followed by seven more rate hikes throughout 2022 and into 2023. This brought the target range to 4.50 to 4.75 percent as of February 28, 2023. In its February 1, 2023 statement, the Committee stated that it anticipates that ongoing increases in the target range will be appropriate in order to attain a stance of monetary policy that is sufficiently restrictive to return inflation to two percent over time. In addition, the Committee stated that it will continue reducing its holdings of Treasury securities and agency debt and agency MBS.

In January 2023, the United States reached its statutory debt limit and, since then, the U.S. Treasury has been taking measures to prevent the United States from defaulting on its obligations. The failure by the U.S. Government to adequately address its statutory debt limit in a timely manner, or continued uncertainty relating to the debt limit, could result in downgrades to the U.S. Government credit rating or outlook and cause significant harm to the U.S. economy and global financial stability. In addition, because of our GSE status, the credit ratings of the FHLBank System and our consolidated obligations are directly influenced by the U.S. Government credit rating. Future downgrades in credit ratings or outlook may result in higher funding costs, higher volatilities, or other disruptions in our access to the capital markets.

Mortgage Markets

During 2022, mortgage rates increased compared to 2021. In 2022, new and existing home sales slowed, while home prices continued to rise during the first half of the year due to low housing inventories. Home prices declined in the second half of 2022 as interest rates increased, but still remained higher when compared to 2021. The primary driver of mortgage activity during 2022 was purchase activity.

Interest Rates

    The following table shows information on key market interest rates1:

	Fourth Quarter 2022 3-Month Average	Fourth Quarter 2021 3-Month Average	2022 12-Month Average	2021 12-Month Average	2022 Ending Rate	2021 Ending Rate
Federal funds	3.65%	0.08%	1.68%	0.08%	4.33%	0.07%
Three-month LIBOR	4.52	0.17	2.39	0.16	4.77	0.21
SOFR	3.62	0.05	1.63	0.04	4.30	0.05
2-year U.S. Treasury	4.39	0.52	2.99	0.26	4.43	0.73
10-year U.S. Treasury	3.82	1.53	2.95	1.44	3.88	1.51
30-year residential mortgage note	6.64	3.08	5.28	2.95	6.41	3.11

1    Source: Bloomberg.

In response to higher inflation, the FOMC raised the target range for the federal funds rate, which led to higher interest rates during 2022 when compared to the prior year.

SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

	December 31,
Statements of Condition	2022	2021	2020	2019	2018
Cash and due from banks	$89	$295	$978	$1,029	$119
Investments[1]	43,381	33,442	31,497	38,465	31,777
Advances	111,202	44,111	46,530	80,360	106,323
Mortgage loans held for portfolio, net[2]	8,348	7,578	8,242	9,334	7,835
Total assets	164,169	85,852	87,691	129,603	146,515
Consolidated obligations
Discount notes	69,170	22,348	27,345	29,531	42,879
Bonds	84,337	55,205	52,254	91,553	93,772
Total consolidated obligations[3]	153,507	77,553	79,599	121,084	136,651
MRCS	15	29	52	206	255
Total liabilities	155,418	80,014	81,951	122,877	138,967
Capital stock — Class B putable	6,250	3,364	3,341	4,517	5,414
Retained earnings	2,618	2,390	2,351	2,165	2,050
Accumulated other comprehensive income (loss)	(117)	84	48	44	84
Total capital	8,751	5,838	5,740	6,726	7,548
Regulatory capital ratio[4]	5.41	6.74	6.55	5.31	5.27

	For the Years Ended December 31,
Statements of Income	2022	2021	2020	2019	2018
Net interest income	$683	$381	$472	$576	$635
Provision (reversal) for credit losses on mortgage loans	4	—	1	—	—
Other income (loss)[5]	(40)	4	121	20	20
Other expense[6]	161	156	189	168	142
AHP assessments	48	23	41	44	53
Net income	430	206	362	384	460
Selected Financial Ratios[7]
Net interest spread[8]	0.48%	0.39%	0.38%	0.29%	0.32%
Net interest margin[9]	0.61	0.44	0.45	0.42	0.43
Return on average equity	6.33	3.48	5.88	5.38	6.21
Return on average capital stock	9.78	5.92	9.33	7.75	8.67
Return on average assets	0.38	0.23	0.34	0.27	0.31
Average equity to average assets	6.02	6.73	5.73	5.10	4.98

1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, AFS securities, and held-to-maturity (HTM) securities.

2    Includes an allowance for credit losses of $5 million at December 31, 2022 and $1 million at December 31, 2021, 2020, 2019, and 2018.

3    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $1,181.7 billion, $652.9 billion, $746.8 billion, $1,025.9 billion, and $1,031.6 billion at December 31, 2022, 2021, 2020, 2019, and 2018.

4    Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes Class B capital stock (including MRCS) and retained earnings.

5    Other income (loss) includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives, and net gains (losses) on financial instruments held under fair value option. Other income (loss) may also be impacted by net gains on litigation settlements.

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

RESULTS OF OPERATIONS

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and yields/costs of major asset and liability categories (dollars in millions):

	For the Years Ended December 31,
	2022			2021			2020
	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]
Interest-earning assets
Interest-bearing deposits	$1,639	1.95%	$32	$810	0.11%	$1	$747	0.19%	$1
Securities purchased under agreements to resell	5,213	1.97	103	3,230	0.07	2	5,192	0.63	33
Federal funds sold	12,431	1.85	230	9,505	0.07	7	7,545	0.41	31
MBS[3,4,5]	12,356	2.53	313	12,497	0.73	92	14,465	1.26	182
Other investments[3,4,5,6]	4,836	2.20	107	5,714	1.21	69	8,062	1.36	110
Advances[4,7]	66,562	2.63	1,750	47,796	0.99	472	60,897	1.56	950
Mortgage loans[8]	7,971	3.00	239	7,714	2.65	204	9,089	2.84	258
Loans to other FHLBanks	11	0.64	—	1	0.12	—	2	1.60	—
Total interest-earning assets	111,019	2.50	2,774	87,267	0.97	847	105,999	1.48	1,565
Non-interest-earning assets	1,817	—	—	935	—	—	1,284	—	—
Total assets	$112,836	2.46%	$2,774	$88,202	0.96%	$847	$107,283	1.46%	$1,565
Interest-bearing liabilities
Deposits	$1,559	0.89%	$14	$1,945	0.01%	$—	$1,314	0.09%	$1
Consolidated obligations
Discount notes[4]	50,842	1.87	948	21,793	0.06	12	27,678	0.62	172
Bonds[4]	50,931	2.21	1,128	57,265	0.79	452	70,098	1.31	915
Other interest-bearing liabilities[9]	21	5.75	1	36	4.96	2	101	4.92	5
Total interest-bearing liabilities	103,353	2.02	2,091	81,039	0.58	466	99,191	1.10	1,093
Non-interest-bearing liabilities	2,691	—	—	1,225	—	—	1,943	—	—
Total liabilities	106,044	1.97	2,091	82,264	0.57	466	101,134	1.08	1,093
Capital	6,792	—	—	5,938	—	—	6,149	—	—
Total liabilities and capital	$112,836	1.85%	$2,091	$88,202	0.53%	$466	$107,283	1.02%	$1,093
Net interest income and spread[10]		0.48%	$683		0.39%	$381		0.38%	$472
Net interest margin[11]		0.61%			0.44%			0.45%
Average interest-earning assets to interest-bearing liabilities		107.42%			107.68%			106.86%

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

5    Interest income on investment securities includes prepayment fees, net of related amortization, of $21 million, less than $1 million, and ($2 million) for the years ended December 31, 2022, 2021, and 2020.

6    Other investments primarily include U.S. Treasury obligations, other U.S. obligations, GSE and TVA obligations, state or local housing agency obligations, and taxable municipal bonds.

7    Interest income on advances includes prepayment fees, net of related amortization, of $9 million, $48 million, and $75 million for the years ended December 31, 2022, 2021, and 2020.

8    Non-accrual loans are included in the average balance used to determine the average yield.

9    Other interest-bearing liabilities consists of MRCS and/or borrowings from other FHLBanks.

10    Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

11    Represents net interest income expressed as a percentage of average interest-earning assets.

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

	2022 vs. 2021			2021 vs. 2020
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$2	$29	$31	$—	$—	$—
Securities purchased under agreements to resell	2	99	101	(9)	(22)	(31)
Federal funds sold	3	220	223	7	(31)	(24)
MBS	(1)	222	221	(22)	(68)	(90)
Other investments	(12)	50	38	(30)	(11)	(41)
Advances	245	1,033	1,278	(177)	(301)	(478)
Mortgage loans	7	28	35	(37)	(17)	(54)
Total interest income	246	1,681	1,927	(268)	(450)	(718)
Interest expense
Deposits	—	14	14	—	(1)	(1)
Consolidated obligations
Discount notes	40	896	936	(30)	(130)	(160)
Bonds	(55)	731	676	(146)	(317)	(463)
Other interest-bearing liabilities	(1)	—	(1)	(3)	—	(3)
Total interest expense	(16)	1,641	1,625	(179)	(448)	(627)
Net interest income	$262	$40	$302	$(89)	$(2)	$(91)

NET INTEREST SPREAD AND MARGIN

Net interest spread represents the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. During 2022, our net interest spread and margin both increased when compared to 2021 primarily due to higher interest rates, which improved earnings on invested capital, as well as growth in advance balances.

The primary components of our interest income and interest expense are discussed below.

Advances

Interest income on advances increased during 2022 when compared to 2021, due primarily to the higher interest rate environment, as well as higher average advance balances. The increase was partially offset by a decline in net advance prepayment fee income of $39 million.

Investments

Interest income on investments increased during 2022 when compared to 2021 due primarily to the higher interest rate environment, an increase in net investment prepayment fee income of $21 million, and an increase in net gains on investment fair value hedge relationships of $17 million. The increase was partially offset by lower average other investment balances resulting from maturities and/or paydowns.

Mortgage Loans

Interest income on mortgage loans increased during 2022 when compared to 2021 primarily due to the higher interest rate environment and decreased net premium amortization resulting from a slowdown in prepayment activity.

Consolidated Obligations

Interest expense on bonds increased during 2022 when compared to 2021 due primarily to the higher interest rate environment, offset in part by lower average balances. Interest expense on discount notes increased during 2022 when compared to 2021 due primarily to the higher interest rate environment and our increased utilization of discount notes to fund our increase in assets, capture attractive funding, match the repricing structures on certain assets, and/or meet our liquidity requirements.

Other Income (Loss)

    The following table summarizes the components of other income (loss) (dollars in millions):

	For the Years Ended
	December 31,
	2022	2021
Net gains (losses) on trading securities	$(95)	$(38)
Net gains (losses) on financial instruments held under fair value option	106	1
Net gains (losses) on derivatives	(64)	14
Standby letter of credit fees	9	10
Other, net	4	17
Total other income (loss)	$(40)	$4

Other income (loss) declined $44 million during 2022 when compared to 2021. During 2022, we recorded net combined losses of $53 million on our trading securities, fair value option instruments, and economic derivatives, including the related interest settlements, compared to net losses of $23 million in 2021. These changes were primarily driven by rising interest rates, as well as credit spreads on our fixed rate trading securities. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our economic derivatives. The decrease in other, net during 2022 was driven primarily by a decrease in the market value of our Benefit Equalization defined benefit plan assets.

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2022
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$22	$14	$—	$—	$(4)	$—	$32
Net gains (losses) on derivatives and hedged items	(6)	30	—	—	(10)	—	14
Net interest settlements on derivatives[2]	73	(16)	—	—	(32)	—	25
Total impact to net interest income	89	28	—	—	(46)	—	71
Other income (loss):
Net gains (losses) on derivatives[3]	—	108	(1)	(160)	—	—	(53)
Net gains (losses) on trading securities[4]	—	(95)	—	—	—	—	(95)
Net gains (losses) on financial instruments held under fair value option[4]	—	—	—	106	—	—	106
Price alignment amount on derivatives[5]	—	—	—	—	—	(11)	(11)
Total impact to other income (loss)	—	13	(1)	(54)	—	(11)	(53)
Total net effect of hedging activities[6]	$89	$41	$(1)	$(54)	$(46)	$(11)	$18

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

5    Includes the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract, which is included in net gains (losses) on derivatives on our Statements of Income.

6    The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2021
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$(36)	$(23)	$(4)	$—	$(5)	$(68)
Net gains (losses) on derivatives and hedged items	2	13	—	—	(3)	12
Net interest settlements on derivatives[2]	(187)	(129)	—	—	131	(185)
Total impact to net interest income	(221)	(139)	(4)	—	123	(241)
Other income (loss):
Net gains (losses) on derivatives[3]	—	16	—	(2)	—	14
Net gains (losses) on trading securities[4]	—	(38)	—	—	—	(38)
Net gains (losses) on financial instruments held under fair value option[4]	—	—	—	1	—	1
Total impact to other income (loss)	—	(22)	—	(1)	—	(23)
Total net effect of hedging activities[5]	$(221)	$(161)	$(4)	$(1)	$123	$(264)

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

NET AMORTIZATION/ACCRETION

Net amortization/accretion varies from period to period depending on our hedge relationship termination activities and the maturity, call, or prepayment of assets or liabilities previously in hedge relationships. During 2022, the change in amortization activity when compared to the prior year was driven primarily by the prepayment of advances and investments that were previously in a hedge relationship, as well as the termination of certain advance fair value hedge relationships.

NET GAINS (LOSSES) ON DERIVATIVES AND HEDGED ITEMS

Net gains and losses on derivatives and hedged items designated in fair value hedge relationships are recorded in net interest income. Gains (losses) on derivatives and hedged items are primarily driven by rising interest rates and remained relatively stable during 2022 when compared to 2021.

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

NET GAINS (LOSSES) ON DERIVATIVES

We utilize economic derivatives to manage certain risks on our Statements of Condition. Gains and losses on economic derivatives include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. During 2022, we recorded net losses of $64 million on our economic derivatives, compared to net gains of $14 million during 2021. These changes were primarily driven by rising interest rates.

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Years Ended
	December 31,
	2022	2021
Compensation and benefits	$72	$80
Contractual services	20	19
Professional fees	16	14
Other operating expenses	19	19
Total operating expenses	127	132
Federal Housing Finance Agency	10	9
Office of Finance	8	7
Other, net	16	8
Total other expense	$161	$156

Other expense remained relatively stable during 2022 when compared to 2021; but was impacted by an increase in other, net expense offset by a decrease in compensation and benefits. The increase in other, net expense was due primarily to increased concession expense on discount notes recorded under the fair value option of $5 million and a $3 million voluntary contribution to our Member Impact Fund, a discretionary non-AHP program intended to support affordable housing and community development. The decrease in compensation and benefits was due to the Bank making a discretionary pension contribution of $8 million in 2021.

STATEMENTS OF CONDITION

Financial Highlights

    Our total assets increased to $164.2 billion at December 31, 2022, from $85.9 billion at December 31, 2021. Our total liabilities increased to $155.4 billion at December 31, 2022, from $80.0 billion at December 31, 2021. Total capital increased to $8.8 billion at December 31, 2022, from $5.8 billion at December 31, 2021. See further discussion of changes in our financial condition in the sections that follow.

Cash and Due from Banks

At December 31, 2022, our total cash balance was $89 million compared to $295 million at December 31, 2021, a decrease of $206 million. Our cash balance is influenced by our liquidity needs, member advance activity, market conditions, and the availability of attractive investment opportunities.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	December 31,
	2022	2021
Commercial banks	$66,303	$9,095
Savings institutions	1,498	671
Credit unions	12,989	4,054
Insurance companies	31,433	29,681
CDFIs	12	16
Total member advances	112,235	43,517
Housing associates	74	515
Non-member borrowers	65	107
Total par value	$112,374	$44,139

Our total advance par value increased $68.2 billion or 155 percent at December 31, 2022 when compared to December 31, 2021, primarily due to an increase in borrowings by large depository institution members, with the most significant increase of $32.0 billion from Wells Fargo Bank, N.A.

INTEREST RATE PAYMENT AND REDEMPTION TERMS

The following table summarizes advances by interest rate payment and redemption terms (dollars in millions):

	December 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Fixed rate
Due in one year or less	$43,716	39	$10,164	23
Due after one year through three years	10,196	9	8,969	20
Due after three years through five years	7,219	7	5,143	12
Due after five years through 15 years	2,533	2	2,738	6
Thereafter	29	—	39	—
Total par value	63,693	57	27,053	61
Fixed rate, putable
Due in one year or less	—	—	142	—
Due after one year through three years	160	—	937	2
Due after three years through five years	—	—	49	—
Due after five years through 15 years	8	—	11	—
Total par value	168	—	1,139	2
Variable rate
Due in one year or less	6,463	6	781	2
Due after one year through three years	16,341	14	320	1
Due after three years through five years	151	—	111	—
Due after five years through 15 years	953	1	—	—
Total par value	23,908	21	1,212	3
Variable rate, callable[1]
Due in one year or less	11,097	10	1,066	2
Due after one year through three years	6,701	6	6,679	15
Due after three years through five years	5,493	5	5,574	13
Due after five years through 15 years	—	—	—	—
Total par value	23,291	21	13,319	30
Other[2]
Due in one year or less	302	—	288	1
Due after one year through three years	418	1	466	1
Due after three years through five years	333	—	337	1
Due after five years through 15 years	253	—	315	1
Thereafter	7	—	10	—
Total par value	1,313	1	1,416	4
Overdrawn demand deposit accounts	1	—	—	—
Total advance par value	112,374	100	44,139	100
Premiums	11		14
Discounts	—		(2)
Fair value hedging adjustments	(1,183)		(40)
Total	$111,202		$44,111
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

Fair value hedging adjustments changed $1.1 billion at December 31, 2022 when compared to December 31, 2021, due primarily to the impact of interest rates on our cumulative fair value adjustments on advances in active hedge relationships, coupled with the recognition of closed basis adjustments on terminated advance hedge relationships.

At December 31, 2022 and 2021, advances outstanding to our five largest member borrowers totaled $50.9 billion and $17.0 billion, representing 45 percent and 39 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at December 31, 2022 (dollars in millions):

	Amount	% of Total Advances
Wells Fargo Bank, N.A.	$32,000	28
Zions Bancorporation, National Association	7,100	6
Principal Life Insurance Company	4,250	4
EquiTrust Life Insurance Company	4,150	4
Athene Annuity and Life Company[1]	3,406	3
Total par value	$50,906	45

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

Mortgage Loans

    The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	December 31,
	2022	2021
Fixed rate conventional loans	$7,890	$7,063
Fixed rate government-insured loans	387	416
Total unpaid principal balance	8,277	7,479
Premiums	96	96
Discounts	(11)	(2)
Basis adjustments from mortgage loan purchase commitments	(9)	6
Total mortgage loans held for portfolio	8,353	7,579
Allowance for credit losses	(5)	(1)
Total mortgage loans held for portfolio, net	$8,348	$7,578

Our total mortgage loans increased $0.8 billion or 10 percent at December 31, 2022 when compared to December 31, 2021. The increase was primarily due to new loan purchases exceeding principal paydowns, driven in part by a decrease in prepayment activity resulting from an increase in mortgage rates.

We evaluate mortgage loans for credit losses on a quarterly basis. During the year ended December 31, 2022, we projected an increase in expected credit losses on collectively evaluated loans due primarily to an upward revision in forecasted mortgage rates, a deceleration in forecasted regional home price appreciation, and increased loan volumes.

REDEMPTION TERMS
The following table summarizes our fixed rate mortgage loans held for portfolio by redemption terms (dollars in millions):

	December 31,
Redemption Term	2022	2021
Due in one year or less	$308	$297
Due after one year through five years	1,288	1,246
Due after five years through fifteen years	3,166	3,020
Thereafter	3,515	2,916
Total unpaid principal balance	$8,277	$7,479

For additional discussion on our mortgage loan credit risk, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Loans.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	December 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$2,031	4	$416	1
Securities purchased under agreements to resell	12,590	29	12,450	37
Federal funds sold	9,415	22	4,690	14
Total short-term investments	24,036	55	17,556	52
Long-term investments[2]
MBS
GSE single-family	767	2	1,037	3
GSE multifamily	9,805	23	7,598	23
U.S. obligations single-family[3]	3,678	8	2,911	9
Private-label residential	4	—	5	—
Total MBS	14,254	33	11,551	35
Non-MBS
U.S. Treasury obligations[3]	2,501	6	496	1
Other U.S. obligations[3]	834	2	1,258	4
GSE and TVA obligations	888	2	1,417	4
State or local housing agency obligations	482	1	675	2
Other[4]	386	1	489	2
Total non-MBS	5,091	12	4,335	13
Total long-term investments	19,345	45	15,886	48
Total investments	$43,381	100	$33,442	100

1    Short-term investments have original maturities equal to or less than one year.

2    Long-term investments have original maturities of greater than one year.

3    Represents investment securities backed by the full faith and credit of the U.S. Government.

4    Consists primarily of taxable municipal bonds.

Our investments increased $9.9 billion or 30 percent at December 31, 2022 when compared to December 31, 2021. The increase was driven by increased money market investments and the purchase of U.S. Treasury obligations and agency MBS. At December 31, 2022 and 2021, we had GSE MBS with a total par value of $181 million and $289 million that were traded but not yet settled. These investments were recorded as “available-for-sale” on our Statements of Condition with a corresponding payable recorded in “other liabilities.”

The Finance Agency limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. At December 31, 2022, our ratio of MBS to regulatory capital was 1.69 compared to 1.99 at December 31, 2021.

REDEMPTION TERMS AND YIELDS

The following table summarizes the carrying value and yield characteristics of our AFS and HTM investment portfolios on the basis of remaining terms to contractual maturity. Expected maturities of some securities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31,
	2022					2021
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
AFS securities
Non-MBS
Other U.S. obligations[1]	$131	$627	$—	$—	$758	$1,156
GSE and TVA obligations	133	31	28	278	470	983
State or local housing agency obligations	12	19	240	178	449	488
Other[2]	19	156	65	—	240	288
Total non-MBS	295	833	333	456	1,917	2,915
MBS
U.S. obligations single-family[1]	—	—	—	3,676	3,676	2,909
GSE single-family	—	—	—	210	210	277
GSE multifamily	1,104	2,250	6,085	321	9,760	7,288
Total MBS	1,104	2,250	6,085	4,207	13,646	10,474
Total AFS securities	1,399	3,083	6,418	4,663	15,563	13,389
HTM securities
Non-MBS
GSE and TVA obligations	—	243	69	57	369	374
State or local housing agency obligations	—	11	2	20	33	187
Total non-MBS	—	254	71	77	402	561
MBS
U.S. obligations single-family[1]	—	—	—	2	2	2
GSE single-family	—	18	52	487	557	760
Private-label	—	—	1	3	4	5
Total MBS	—	18	53	492	563	767
Total HTM securities[3]	$—	$272	$124	$569	$965	$1,328

Weighted-average yields on:
AFS securities[4]	3.13%	3.89%	3.35%	4.48%
HTM securities[4]	4.82%	4.40%	4.13%	4.73%
1    Represents investment securities backed by the full faith and credit of the U.S. Government.

2    Consists primarily of taxable municipal bonds.

3    Amount of HTM securities due in one year or less was less than $1 million.

4    The weighted average yields on AFS and HTM securities are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate, divided by the total debt securities in the applicable HTM or AFS portfolio. The result is then multiplied by 100 to express it as a percentage.

INTEREST RATE PAYMENT TERMS

The following table summarizes the interest rate payment terms of investment securities (dollars in millions):

	December 31,
	2022	2021
Trading securities at fair value
Fixed rate	$2,817	$1,169
Total trading securities	$2,817	$1,169

AFS securities at amortized cost
Fixed rate	$9,128	$6,755
Variable rate	6,549	6,546
Total AFS securities	$15,677	$13,301

HTM securities at amortized cost
Fixed rate	$480	$538
Variable rate	485	790
Total HTM securities	$965	$1,328

We evaluate investments for credit losses on a quarterly basis. For additional discussion on our investment credit risk, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”

Consolidated Obligations

    Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At December 31, 2022 and 2021, the carrying value of consolidated obligations for which we are primarily liable totaled $153.5 billion and $77.6 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	December 31,
	2022	2021
Par value	$70,002	$22,355
Discounts and concession fees[1]	(725)	(6)
Fair value option adjustments	(107)	(1)
Total	$69,170	$22,348

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes increased $46.8 billion or 210 percent at December 31, 2022 when compared to December 31, 2021. During 2022, we increased our utilization of discount notes to fund our increase in assets, capture attractive funding, match the repricing structures on certain assets, and/or meet our liquidity requirements.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	December 31,
	2022	2021
Par value	$84,572	$55,079
Premiums	86	138
Discounts and concession fees[1]	(23)	(17)
Fair value hedging adjustments	(298)	5
Total	$84,337	$55,205

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds increased $29.1 billion or 53 percent at December 31, 2022 when compared to December 31, 2021. During 2022, we primarily utilized short-term consolidated obligation bonds in an effort to fund our increase in assets, capture attractive funding, match the repricing structures on certain assets, and/or meet our liquidity requirements. Fair value hedging adjustments changed $303 million at December 31, 2022 when compared to December 31, 2021, due primarily to the impact of interest rates on our cumulative fair value adjustments on bonds in active hedge relationships.

INTEREST RATE PAYMENT TERMS
Bonds are issued with fixed or variable rate payment terms, such as SOFR. The following table summarizes our bonds by interest rate payment terms (dollars in millions):

	December 31,
	2022	2021
Fixed rate	$34,520	$47,253
Simple variable rate	50,052	7,786
Step-up1	—	40
Total par value	$84,572	$55,079
1     These bonds pay interest at increasing fixed rates for specified intervals over the life of the bond. These bonds generally contain provisions enabling us to call the bonds at our option on the step-up dates.

For additional information on our consolidated obligations, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Deposits

Deposits represent a relatively small portion of our funding, totaling $1.1 billion at December 31, 2022, a decline of $771 million from December 31, 2021. All of our deposits are uninsured and the balance of deposits varies depending on market factors, such as the attractiveness of our deposit pricing relative to rates available on alternative money market instruments, our members’ investment preferences and the availability of alternative short-term investments, and our members’ liquidity levels.

Interest-bearing demand and overnight deposits pay interest based on a daily interest rate. The average balances of demand and overnight deposits were $1.4 billion, $1.8 billion, and $1.2 billion, and the weighted-average interest rates paid on demand and overnight deposits were 0.83 percent, 0.01 percent, and 0.08 percent during the years ended December 31, 2022, 2021, and 2020. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average balances of term deposits were $185 million, $97 million, and $85 million, and the weighted-average interest rates paid on term deposits were 1.17 percent, 0.02 percent, and 0.21 percent during the years ended December 31, 2022, 2021, and 2020.

The following table summarizes our uninsured term deposits (dollars in millions):

	December 31,
	2022	2021
Three months or less	$26	$51
Over three months through six months	3	5
Over six months through 12 months	—	3
Total	$29	$59

Capital

The following table summarizes information on our capital (dollars in millions):

	December 31,
	2022	2021
Capital stock	$6,250	$3,364
Retained earnings	2,618	2,390
Accumulated other comprehensive income (loss)	(117)	84
Total capital	$8,751	$5,838

Our capital increased at December 31, 2022 when compared to December 31, 2021, primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for additional information on our capital.

Derivatives

    We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	December 31,
	2022	2021
Interest rate swaps
Non-callable	$94,582	$77,770
Callable by counterparty	6,901	3,396
Total interest rate swaps	101,483	81,166
Forward settlement agreements	46	115
Mortgage loan purchase commitments	46	115
Total notional amount	$101,575	$81,396

The notional amount of our derivative contracts increased $20.2 billion or 25 percent at December 31, 2022 when compared to December 31, 2021. This was primarily due to increased utilization of non-callable swaps to economically hedge our discount notes in an effort to manage our interest rate risk and capture attractive funding opportunities. For additional discussion regarding our use of derivatives, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During 2022, proceeds from the issuance of bonds and discount notes were $83.8 billion and $1,022.9 billion compared to $65.4 billion and $325.5 billion in 2021. During 2022, we increased our utilization of discount notes and shorter-term consolidated obligation bonds compared to the prior year to fund our increase in assets, capture attractive funding, match the repricing structures on certain assets, and/or meet our liquidity requirements.

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of February 28, 2023, our consolidated obligations were rated AA+/A-1+ by S&P and Aaa/P-1 by Moody’s and both ratings had a stable outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors.”

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At December 31, 2022 and 2021, the total par value of outstanding consolidated obligations for which we are primarily liable was $154.6 billion and $77.4 billion. At December 31, 2022 and 2021, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was $1,027.1 billion and $575.5 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President and CEO or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of February 28, 2023, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

    We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During 2022, repayments of consolidated obligations totaled $1,030.8 billion compared to $392.7 billion in 2021.

During 2022, advance disbursements totaled $424.9 billion compared to $136.5 billion in 2021. Advance disbursements will vary from period to period depending on member needs. During 2022, investment purchases (excluding overnight investments) totaled $9.3 billion compared to $8.9 billion in 2021. We purchased money market investments and U.S. Treasury securities in an effort to manage our liquidity position, and also purchased agency MBS during 2022.

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

Finance Agency Advisory Bulletin on FHLBank Liquidity (the Liquidity Guidance AB) – This guidance requires us to maintain sufficient liquidity for a period of 10 to 30 calendar days. The base case scenario requires 20 days of positive daily cash balances and assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including very large highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. At December 31, 2022 and 2021, we were in compliance with this base case liquidity guidance.

The Liquidity Guidance AB also specifies appropriate funding gap limits to address the risks associated with an FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of total assets. Prior guidance, which was in effect at December 31, 2021, provided funding gap maximums of negative 20 percent for a three-month horizon and negative 35 percent for a one-year horizon. Effective December 31, 2022, the Finance Agency reduced the recommended funding gap maximums to negative 15 percent at the three-month horizon and negative 30 percent at the one-year horizon. At December 31, 2022 and 2021, we adhered to these funding gap requirements.

Liquidity Reserves for Deposits – We are required to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. At December 31, 2022 and 2021, we were in compliance with this liquidity guidance.

Unpledged Qualifying Assets – We are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2022	2021
Qualifying assets free of lien or pledge	$163.4	$85.5
Consolidated obligations outstanding	153.5	77.6
Excess liquidity	$9.9	$7.9

Capital

CAPITAL REQUIREMENTS

    We are subject to certain regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operational risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as the amounts paid-in for Class B capital stock (including MRCS), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all Class B capital stock (including MRCS) and retained earnings. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At December 31, 2022 and 2021, we did not hold any nonpermanent capital. At December 31, 2022 and 2021, we were in compliance with all three of the Finance Agency’s regulatory capital requirements.

In addition to the requirements previously discussed, the Finance Agency Advisory Bulletin on capital stock (the Capital Stock AB) requires each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets. For purposes of the Capital Stock AB, capital stock includes MRCS. The capital stock to total assets ratio is measured on a daily average basis at month end. At December 31, 2022 and 2021, we were in compliance with the Capital Stock AB.

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
Third, we cannot redeem shares of capital stock from any member if the principal or interest on any consolidated obligation is not paid in full when due, or under certain circumstances if (i) we project, at any time, that we will fail to comply with statutory or regulatory liquidity requirements, or will be unable to timely and fully meet all of our current obligations, (ii) we actually fail to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of our current obligations, or enter or negotiate to enter into an agreement with one or more other FHLBanks to obtain financial assistance to meet our current obligations, or (iii) the Finance Agency determines that we will cease to be in compliance with statutory or regulatory liquidity requirements, or will lack the capacity to timely or fully meet all of our current obligations.
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

Regulatory Capital Stock
The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	December 31,
	2022	2021
Commercial banks	$3,659	$1,305
Savings institutions	119	86
Credit unions	926	519
Insurance companies	1,545	1,453
CDFIs	1	1
Total GAAP capital stock	6,250	3,364
MRCS	15	29
Total regulatory capital stock	$6,265	$3,393
The increase in regulatory capital stock at December 31, 2022 when compared to December 31, 2021 was primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. For additional information on our capital stock, refer to “Item 8. Financial Statements and Supplementary Data — Note 11 — Capital.”

RETAINED EARNINGS
Our risk management policies require a minimum level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this minimum level and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve this level of retained earnings. At December 31, 2022 and 2021, our actual retained earnings exceeded our required minimum level of retained earnings.
Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of our average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At December 31, 2022 and 2021, our restricted retained earnings account totaled $703 million and $617 million. One percent of our average balance of outstanding consolidated obligations for the three months ended December 31, 2022 was $1.4 billion.

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

Our dividend philosophy is to pay a consistent dividend equal to or greater than the current market rate for a highly-rated investment (i.e. SOFR), and at a rate that the Board of Directors believes is sustainable under current and projected earnings to maintain an appropriate level of capital and retained earnings. Our actual dividend is determined quarterly by our Board of Directors, based on policies, regulatory requirements, actual performance, and other considerations that the Board determines to be appropriate.
The following table summarizes dividend-related information (dollars in millions):

	For the Years Ended
	December 31,
	2022	2021
Aggregate cash dividends paid[1]	$202	$167
Effective combined annualized dividend rate paid on capital stock[2]	5.27%	4.82%
Annualized dividend rate paid on membership capital stock	3.00%	3.00%
Annualized dividend rate paid on activity-based capital stock	6.57%	5.88%
Average SOFR	1.63%	0.04%

1    Includes aggregate cash dividends paid during the period. Amount excludes cash dividends paid on MRCS. For financial reporting purposes, these dividends were recorded as interest expense on our Statements of Income.

2    Effective combined annualized dividend rate is paid on total capital stock, including MRCS.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect our reported results and disclosures. Given the assumptions and judgment used, we have identified fair value measurements and derivatives and hedging activities as our critical accounting estimates.

We evaluate our critical accounting estimates on an ongoing basis. While management believes our estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and differences could be material to the financial statements.

For a discussion of recently adopted or issued accounting standards, refer to “Item 8. Financial Statements and Supplementary Data — Note 2 — Recently Adopted and Issued Accounting Guidance.”

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

Fair values play an important role in our valuation of certain assets, liabilities, and hedging instruments. Fair value is first determined based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair values are determined based on external or internal pricing models that generally use (i) discounted cash flows using market estimates of interest rates and volatility, (ii) dealer prices, or (iii) prices of similar instruments.

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
We categorize our financial instruments carried at fair value into a three-level hierarchy. The hierarchy is based upon the transparency (observable or unobservable) of inputs used to value the asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. At December 31, 2022 and 2021, we did not carry any financial assets or liabilities, measured on a recurring basis, at fair value on our Statements of Condition based on unobservable inputs.

Throughout 2022, there were no material changes in our valuation techniques or primary inputs used to develop fair value measurements. Refer to “Item 8. Financial Statements and Supplementary Data — Note 13 — Fair Value” for additional discussion on our fair value measurements, including the quantitative impact these fair value estimates had on our financial statements and disclosures at December 31, 2022 and 2021. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for details on changes in the fair value of our trading securities, economic derivatives, and financial instruments held under the fair value option.

Derivatives and Hedging Activities
We use derivatives to manage interest rate risk. All derivatives are recognized on the Statements of Condition at their fair values, and we record changes in these fair values in current period earnings. The fair value of derivatives is generally estimated using standard valuation techniques such as a discounted cash flow analysis and comparisons to similar instruments, and includes variation margin payments for daily settled contracts. In limited instances, fair value estimates for interest-rate related derivatives may be obtained using an external pricing model that utilizes observable market data.
FAIR VALUE HEDGES
If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the fair value hedging relationship and an expectation to be highly effective, they qualify for fair value hedge accounting. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability (or firm commitment) that are attributable to the hedged risk, are recorded in net interest income in the same line as the earnings effect of the hedged item. For hedged items, the fair value is estimated using a discounted cash flow analysis which typically considers inputs such as a discount rate and volatility assumptions.

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
The assumptions used for our derivatives and related hedged items could have a significant effect on the reported fair values, including the related income and expense. The use of different assumptions, as well as changes in market conditions, could result in materially different values.
Refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Derivatives and Hedging Activities” or “Item 7. Management’s Discussion and Analysis — Results of Operations — Hedging Activities” for additional discussion on our derivatives and hedging activities, including the quantitative impact these fair value estimates had on our financial statements.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Proposed SEC Rule on Climate-related Disclosures
On March 21, 2022, the SEC proposed a new rule that would require us to make specific climate-related disclosures in our periodic reports. The proposed rule would require us to account for and disclose certain direct, indirect, and third-party greenhouse gas emissions, provide additional disclosures of material impact of climate-change risks on our strategy, business model, and outlook, disclose climate-event impacts, discuss board and management governance and oversight of climate-related risks, climate-change risk management framework considering both physical and transitional risks, and plans to reduce such risks, and provide and discuss climate-related financial impact metrics and expenditure metrics. We are unable to predict when a rule will be finalized and the extent to which a final rule will apply or deviate from the proposal. Should the rule become final in its current form, we anticipate a significant increase in our compliance costs given the complexity of these proposed obligations.

Finance Agency’s Review and Analysis of the Federal Home Loan Bank System (FHLBank System)
On July 20, 2022, Finance Agency Director Sandra L. Thompson provided testimony to the U.S. House Committee on Financial Services, indicating that the Finance Agency would conduct a review and analysis of the FHLBank System. As part of its review and analysis, the Finance Agency has held a series of public listening sessions and regional roundtable discussions, and has requested written comments from stakeholders. The review has been examining matters covering such areas as the FHLBanks’ adequate fulfillment of their mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements. We anticipate that the Finance Agency’s review and analysis will culminate in a written report. The report may involve recommendations for changes related to a number of areas such as the FHLBanks’ fulfillment of their mission, membership requirements, contributions to affordable housing, and support to community investment and may lead to recommendations for statutory revisions, proposals for new or modified regulations, regulatory guidance under existing regulations, and/or other regulatory or supervisory actions consistent with the Finance Agency’s statutory authority.

Final Rule Implementing the Adjustable Interest Rate (LIBOR) Act
On December 16, 2022, the Federal Reserve Board of Governors adopted a final rule that implements the Adjustable Interest Rate (LIBOR) Act, enacted in March 2022. The rule, which went into effect on February 27, 2023, establishes benchmark replacement rates based on SOFR for certain contracts, to apply following the first London banking day after June 30, 2023 (the “LIBOR replacement date”). Generally, the rule provides that Board-selected benchmark replacements will apply by operation of law to contracts governed by U.S. law which have the following characteristics: (a) contain no fallback provisions; (b) contain fallback provisions but fail to specify either the fallback rate or the party that can determine the fallback rate; or (c) contain a fallback provision that identifies the party that can determine the fallback rate, but the determining party has failed to do so before (i) the LIBOR replacement date or (ii) the latest date to select a benchmark replacement according to the contract terms. For FHLBank advances, that have any of the above characteristics, the final rule sets the replacement benchmark rate as the Fallback Rate (SOFR) in the ISDA 2020 IBOR Fallbacks Protocol. For any other FHLBank contract with the above characteristics, references to overnight LIBOR would be replaced with SOFR and one-, three-, six-, or 12-month LIBOR will be replaced with 30-day average SOFR, in each case plus the applicable tenor spread adjustment specified in the LIBOR Act. We do not expect this rule to have a material effect on our financial condition or results of operations but continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

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

RISK MANAGEMENT

We have risk management policies, established by our Board of Directors, that allow us to monitor and control our exposure to various risks, including interest rate, liquidity, credit, operational, model, information security, legal, regulatory and compliance, DEI, strategic, and reputational risk, as well as capital adequacy. Our primary risk management objective is to manage our assets and liabilities in ways that ensure liquidity is available to our members and protect the par redemption value of our capital stock. We periodically evaluate our risk management policies in order to respond to changes in our financial position and general market conditions.

Interest Rate Risk

We define interest rate risk as the risk that changes in interest rates or spreads will adversely affect our financial condition (market value) or performance (income). Interest rate risk is the principal type of risk to which we are exposed, as our cash flows, and therefore earnings and equity value, can change significantly as interest rates change. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and derivatives which, taken together, limit our expected exposure to interest rate risk. Our key interest rate risk measures are Market Value of Equity (MVE) and Projected 24-Month Income. Management regularly monitors these key measures, as discussed further in the sections below.

MARKET VALUE OF EQUITY

    MVE measures the net present value of the Bank by either marking positions to market or discounting all future cash flows using market discount rates. MVE is measured as the market value of our assets minus the market value of our liabilities (excluding MRCS). MVE is an estimate of the Bank’s value and takes into account short-term market price fluctuations.

The MVE calculation is derived by a model that uses market prices which are computed using interest rates. This model allows for items such as spreads and volatilities, and assumes a run-off balance sheet. To ensure the accuracy of the MVE calculation, we benchmark the computed market prices of complex instruments, such as derivatives and mortgage assets, to market observed prices or dealers’ quotes.

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

Effective May 1, 2022, our MVE policy limits were revised to reflect new base case decline limits on our 100 and 200 basis point parallel and non-parallel interest rate change scenarios. Specifically, the limit on our up and down 100 basis point parallel and non-parallel interest rate change scenarios is a 4.0 percent decline from base case MVE, and the limit on our up and down 200 basis point parallel and non-parallel interest rate change scenarios is a 7.5 percent decline from base case MVE. For MVE policy limits in effect prior to May 1, 2022, refer to the table below. At December 31, 2022 and 2021, we were in compliance with all MVE policy limits.

Market Value of Capital Stock (MVCS) represents our MVE divided by the total outstanding shares of our capital stock (including MRCS). To ensure we remain adequately capitalized, we must ensure our MVCS remains at or above our $100 par value.

The following tables show our base case and change from base case MVE in percent change, MVE policy limits, and MVCS, assuming instantaneous parallel changes in interest rates at December 31, 2022 and 2021:

	MVE Assuming Parallel Changes (dollars in millions)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2022	$8,716	$8,648	N/A1	$8,563	N/A1	$8,477	$8,392
2021	$6,100	$5,991	$6,014	$6,022	$6,002	$5,966	$5,870

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2022	1.8%	1.0%	N/A1	—%	N/A1	(1.0)%	(2.0)%
2021	1.3%	(0.5)%	(0.1)%	—%	(0.3)%	(0.9)%	(2.5)%

	Policy Limits (declines from base case)
	Down 200[2]	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2022	(7.5)%	(4.0)%	N/A1	—%	N/A1	(4.0)%	(7.5)%
2021	(9.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(9.0)%

	MVCS Assuming Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2022	$139.1	$138.1	N/A1	$136.7	N/A1	$135.3	$134.0
2021	$179.8	$176.6	$177.2	$177.5	$176.9	$175.8	$173.0

1    Effective May 1, 2022, we no longer have policy limits for the up and down 50 basis point parallel interest rate change scenarios.

2    The down 200 basis point policy limit is suspended when the 10-year swap rate falls below an established threshold for five consecutive days. At December 31, 2022 and 2021, the threshold was 1.50 percent and the 10-year swap rate was above this level; as such, the associated policy limits were in effect.

The following tables show our base case and change from base case MVE in percent change, MVE policy limits, and MVCS, assuming instantaneous non-parallel changes in interest rates at December 31, 2022 and 2021:

	MVE Assuming Non-Parallel Changes (dollars in millions)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2022	$8,577	$8,606	N/A1	$8,563	N/A1	$8,486	$8,409
2021	$5,831	$5,899	$5,972	$6,022	$6,043	$6,041	$5,999

	% Change from Base Case
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2022	0.2%	0.5%	N/A1	—%	N/A1	(0.9)%	(1.8)%
2021	(3.2)%	(2.0)%	(0.8)%	—%	0.4%	0.3%	(0.4)%

	Policy Limits (declines from base case)
	Down 200[2]	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2022	(7.5)%	(4.0)%	N/A1	—%	N/A1	(4.0)%	(7.5)%
2021	(9.0)%	(5.0)%	(2.2)%	—%	(2.2)%	(5.0)%	(9.0)%

	MVCS Assuming Non-Parallel Changes (dollars per share)
	Down 200	Down 100	Down 50	Base Case	Up 50	Up 100	Up 200
2022	$136.9	$137.4	N/A1	$136.7	N/A1	$135.5	$134.2
2021	$171.9	$173.9	$176.0	$177.5	$178.1	$178.0	$176.8

1    Effective May 1, 2022, we no longer have policy limits for the up and down 50 basis point non-parallel interest rate change scenarios.

2    The down 200 basis point policy limit is suspended when the 10-year swap rate falls below an established threshold for five consecutive days. At December 31, 2022 and 2021, the threshold was 1.50 percent and the 10-year swap rate was above this level; as such, the associated policy limits were in effect.

Our base case MVE increased at December 31, 2022 when compared to December 31, 2021, primarily due to an increase in activity-based capital stock and retained earnings. During 2022, we recorded net income of $430 million and our dividends totaled $202 million. The earnings in excess of our dividend payments had a positive impact on MVE. Our base case MVCS decreased at December 31, 2022 when compared to December 31, 2021, due primarily to an increase in activity-based capital stock when compared to December 31, 2021 due to higher advance activity. As we issued this capital stock at par, which is below our current MVCS, our MVCS was negatively impacted.

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
Effective May 1, 2022, our policy limits for the up and down 100 and 200 basis point parallel interest rate change scenarios, as well as the up and down 100 basis point non-parallel interest rate change scenarios, were updated to SOFR plus 175 basis points over a 24-month horizon. We were in compliance with these policy limits at December 31, 2022. As previously noted in our 2021 Form 10-K, in October 2021, our Board of Directors approved an exception to all projected 24-month income policy limits at December 31, 2021.
The following tables show our projected 24-month AROCS spread to average SOFR and associated policy limits, assuming instantaneous parallel shifts in interest rates at December 31, 2022 and 2021:

	Projected AROCS Spread to SOFR
	Down 200	Down 100	Base Case	Up 100	Up 200
2022	6.71%	6.53%	6.40%	6.27%	6.09%
2021	4.38%	3.62%	4.19%	4.23%	4.17%

	Policy Limits[1]
	Down 200[1]	Down 100	Base Case	Up 100	Up 200
2022	1.75%	1.75%	—%	1.75%	1.75%
2021[2]	2.50%	2.50%	—%	2.50%	2.50%
1    The down 200 basis point policy limit is suspended when the 10-year swap rate falls below an established threshold for five consecutive days. At December 31, 2022, the threshold was 1.50 percent and the 10-year swap rate was above this level; as such, the associated policy limit was in effect.
2    In October 2021, our Board of Directors approved an exception to all projected 24-month income policy limits at December 31, 2021.

The following tables show our projected 24-month AROCS spread to average SOFR and associated policy limits, assuming instantaneous non-parallel shifts in interest rates at December 31, 2022 and 2021:

	Projected AROCS Spread to SOFR
	Down 100	Base Case	Up 100
2022	6.43%	6.40%	6.35%
2021[1]	3.32%	4.19%	4.46%

	Policy Limits
	Down 100	Base Case	Up 100
2022	1.75%	—%	1.75%
2021[1]	2.50%	—%	2.50%
1    In October 2021, our Board of Directors approved an exception to all projected 24-month income policy limits at December 31, 2021.

The following tables show our change from base projected 24-month AROCS for index specific shock scenarios and our associated policy limits at December 31, 2022 and 2021:

Projected AROCS
% Change from Base Case
2022	(0.51)%
2021[1]	(1.20)%

Policy Limit[1]
Base Case
2022	(1.75)%
2021[1]	(2.50)%
1    In October 2021, our Board of Directors approved an exception to all projected 24-month income policy limits at December 31, 2021.

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

The following table summarizes our interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, hedge accounting designation, and notional amount (dollars in millions):

			December 31,
Hedged Item / Hedging Instrument	Hedging Strategy	Hedge Accounting Designation	2022 Notional Amount	2021 Notional Amount
Advances
Pay-fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$21,750	$16,963
		Economic	6	—
Pay-fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	168	1,139
Investments
Pay-fixed, receive floating interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Fair Value	9,316	6,414
		Economic	2,934	1,109
Mortgage Loans
Mortgage loan purchase commitment	Represents a stand-alone derivative that exposes us to fair value risk due to the fixed rate purchase commitment.	Economic	46	115
Forward settlement agreement	Protects against changes in market value of fixed rate mortgage loan purchase commitments resulting from changes in interest rates.	Economic	46	115
Bonds
Receive-fixed or structured, pay floating interest rate swap (without options)	Converts the bond’s fixed or structured rate to a variable rate index.	Fair Value	15,169	30,729
Receive-fixed or structured, pay floating interest rate swap (with options)	Converts the bond’s fixed or structured rate to a variable rate index and offsets option risk in the bond.	Fair Value	6,733	2,257
Discount Notes
Receive-fixed, pay-float interest rate swap	Converts the discount note’s fixed rate to a variable rate index.	Economic	45,207	22,355
Offsetting Positions
Pay-fixed, receive-float interest rate swap and receive-fixed, pay-float interest rate swap	Represents offsetting positions on interest rate swaps.	Economic	200	200
Total			$101,575	$81,396

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

For additional information on our compliance with regulatory capital requirements as well as our minimum retained earnings, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

    At December 31, 2022 and 2021, borrowers pledged $350.2 billion and $294.3 billion of collateral (net of applicable discounts) to support activity with us, including advances. At December 31, 2022 and 2021, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

The following table shows the amount of collateral pledged to us (net of applicable discounts) (dollars in billions):

	December 31, 2022
Collateral Type	Discount Range[1]	Amount	% of Total
Single-family loans	21-32	$183.2	52
Multi-family loans	25	24.5	7
Other real estate	22-57	106.3	30
Securities
Cash, agency securities and residential MBS	0-26	26.0	8
Commercial MBS	16	6.2	2
Government-insured loans	15-25	0.9	—
Secured small business and agribusiness loans	35	3.1	1
Total		$350.2	100

1    Represents the discount or the range of discounts applied to the unpaid principal balance or market value of collateral pledged.

    We evaluate advances for credit losses on a quarterly basis and have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of December 31, 2022 and 2021. Refer to “Item 8. Financial Statements and Supplementary Data — Note 5 — Advances” for additional information on our collateral practices and allowance for credit losses.

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

The following table presents the unpaid principal balance of our mortgage loans by product type (dollars in millions):

	December 31,
Product Type	2022	2021
Conventional	$7,890	$7,063
Government	387	416
Total unpaid principal balance	$8,277	$7,479

We manage the credit risk on mortgage loans by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our PFIs, and (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs.

We evaluate mortgage loans for credit losses on a quarterly basis and establish an allowance for credit losses to reflect management’s estimate of expected credit losses inherent in the portfolio. At December 31, 2022 and 2021, the allowance for credit losses on our conventional mortgage loans was $5 million and $1 million. At December 31, 2022, over 99 percent of our conventional loan portfolio was performing (i.e. current payment status) and charge-offs recorded during the year ended December 31, 2022 were less than one percent of the total conventional portfolio.

We have never experienced a credit loss on our government-insured mortgage loans. At December 31, 2022 and 2021, we determined no allowance for credit losses was necessary on our government-insured mortgage loans.

Refer to “Item 8. Financial Statements and Supplementary Data — Note 6 — Mortgage Loans Held for Portfolio” for additional information on our allowance for credit losses and the payment status of our conventional mortgage loans.

The following table presents supplemental information on our mortgage loans (dollars in millions):

	December 31,
Unpaid Principal Balance	2022	2021
Average mortgage loans outstanding during the period	$7,888	$7,608
Mortgage loans held for portfolio	8,277	7,479
Non-accrual loans	40	85
Allowance for credit losses on mortgage loans held for portfolio	(5)	(1)
Net charge-offs (recoveries)[1]	(1)	—

Ratio of net charge-offs (recoveries) to average mortgage loans outstanding during the period[1]	0.01%	0.00%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.06%	0.01%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.48%	1.14%
Ratio of allowance for credit losses to non-accrual loans	12.59%	1.18%

1     Net charge-offs were less than $1 million at December 31, 2021.

The following table shows our conventional mortgage loans by FICO® score. All percentages are calculated based on unpaid principal balances as of the period end.

FICO® Score[1]	December 31, 2022
620 to < 660	5%
660 to < 700	14
700 to < 740	21
>= 740	60
Total	100%
Weighted average FICO score	745
1    Represents the lowest original FICO® score of the borrowers and co-borrowers.

The following table shows our conventional mortgage loans by loan-to-value ratio. All percentages are calculated based on unpaid principal balances as of the period end.

Loan-to-Value[1]	December 31, 2022
<= 60%	14%
> 60% to 70%	14
> 70% to 80%	51
> 80% to 90%[2]	10
> 90%[2]	11
Total	100%
Weighted average loan-to-value	75%
1    Represents the loan-to-value at origination for the related loan.

2    These conventional loans were required to have primary mortgage insurance (PMI) at origination.

The following table shows the five largest state concentrations of our conventional mortgage loan portfolio. All percentages are calculated based on unpaid principal balances as of the period end.

December 31, 2022
Iowa	28%
Missouri	22
Minnesota	21
South Dakota	7
Oregon	4
All others	18
Total	100%

INVESTMENTS

    We maintain an investment portfolio primarily to provide investment income and liquidity. Our primary credit risk on investments is the counterparties’ ability to meet repayment terms. We mitigate this credit risk by purchasing investment quality securities. We define investment quality as a security with adequate financial backings so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security. We consider a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, NRSRO credit ratings, and/or the financial health of the underlying issuer. We limit our purchases of MBS to those guaranteed by the U.S. Government or issued by a GSE. We perform ongoing analysis on these investments in an effort to determine potential credit issues.

Finance Agency regulations also limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At December 31, 2022, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

In addition, Finance Agency regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of regulatory capital and the counterparty’s overall credit rating. Under these regulations, the level of regulatory capital is determined as the lesser of our total regulatory capital or the amount of regulatory capital of the counterparty. The amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for extensions of unsecured credit, excluding overnight federal funds sold, ranges from one to 15 percent based on the counterparty’s credit rating. Our total unsecured exposure to a counterparty, including overnight federal funds sold, may not exceed twice that amount, or a total of two to 30 percent of the amount of regulatory capital, based on the counterparty’s credit rating. At December 31, 2022, we were in compliance with the regulatory limits established for unsecured credit.

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

At December 31, 2022, our unsecured short-term investment exposure consisted of overnight interest-bearing deposits and federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile (dollars in millions):

	December 31, 2022
	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
Domestic	$—	$2,880	$2,880
U.S. branches and agency offices of foreign commercial banks
Australia	1,200	—	1,200
Belgium	—	600	600
Canada	—	3,240	3,240
Finland	1,200	—	1,200
France	—	200	200
Germany	650	—	650
Netherlands	—	625	625
United Kingdom	—	850	850
Total U.S. branches and agency offices of foreign commercial banks	3,050	5,515	8,565
Total unsecured short-term investment exposure	$3,050	$8,395	$11,445

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

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2022
	Credit Rating[1]
	AAA	AA	A	BBB	Unrated	Total
Interest-bearing deposits	$—	$1	$2,030	$—	$—	$2,031
Securities purchased under agreements to resell	—	9,400	1,040	—	2,150	12,590
Federal funds sold	—	3,050	6,365	—	—	9,415
Investment securities:
MBS
GSE single-family	—	767	—	—	—	767
GSE multifamily	—	9,805	—	—	—	9,805
U.S. obligations single-family[2]	—	3,678	—	—	—	3,678
Private-label residential	—	1	1	2	—	4
Total MBS	—	14,251	1	2	—	14,254
Non-MBS
U.S. Treasury obligations[2]	—	2,501	—	—	—	2,501
Other U.S. obligations[2]	—	834	—	—	—	834
GSE and TVA obligations	—	888	—	—	—	888
State or local housing agency obligations	452	30	—	—	—	482
Other[3]	343	43	—	—	—	386
Total non-MBS	795	4,296	—	—	—	5,091
Total investments	$795	$30,998	$9,436	$2	$2,150	$43,381

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

     We evaluate investments for credit losses on a quarterly basis. At December 31, 2022 and 2021, we determined no allowance for credit losses was necessary on our investments. Refer to “Item 8. Financial Statements and Supplementary Data — Note 4 — Investments” for additional information our allowance for credit losses.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	December 31, 2022
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
AA2	$173	$36	$(36)	$—
A2	1,191	71	(71)	—
Cleared derivatives	51,894	28	555	583
Liability positions with credit exposure
Cleared derivatives[3]	40,167	(4)	64	60
Total derivative positions with credit exposure to non-member counterparties	93,425	131	512	643
Member institutions[2,4]	12	—	—	—
Total	93,437	$131	$512	$643
Derivative positions without credit exposure	8,138
Total notional	$101,575

1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.

2    Net credit exposure is less than $1 million.

3    Represents derivative transactions cleared with CME Clearing and London Clearing House (LCH) Ltd., our Clearinghouses. CME Clearing is not rated, but its parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by S&P at December 31, 2022. LCH Ltd. was rated AA- by S&P at December 31, 2022.

4    Represents mortgage loan purchase commitments with our member institutions.

Operational Risk

We define operational risk as the risk of loss arising from inadequate or failed processes, people, and/or systems, including those emanating from external sources. All of our activities and processes generate operational risk. Management has established policies, procedures, and controls to reduce the level of operational risk. We perform annual risk assessments to identify, assess, mitigate, and report on operational risks outside of the Board’s risk appetite. Due to the manual nature of many of our processes, our operational risk exposure is closely monitored. Refer to “Item 1A. Risk Factors” for additional information.

Model Risk

We define model risk as the risk of adverse consequences from decisions based on incorrect and misused model outputs. Throughout the course of our day-to-day activities, we utilize external and internal pricing and financial models as important inputs into business and risk management decision-making processes.

Models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. Changes in any models or in any of the assumptions, judgments, or estimates used in the models may cause the results generated by the model to be materially different. Refer to “Item 1A. Risk Factors” for additional information.

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

Diversity, Equity, and Inclusion Risk

We define DEI risk as the risk of not achieving the key objectives in our DEI Plan. The DEI Plan is internally-developed to layout DEI-related goals, help achieve our strategic business plan, and comply with all Finance Agency regulations. We actively monitor progress against the goals established in our DEI Plan. Our Board of Directors actively oversees management’s efforts and remains steadfast in its commitment to further developing our DEI program. The DEI Office maintains collaborative lines of communication with our Board of Directors, executive team, business units, and the compliance risk and internal audit departments in an effort to ensure the appropriate level of risk is maintained.

Strategic Risk

We define strategic risk as the risk arising from adverse strategic business decisions, poor implementation of strategic plans, or a lack of responsiveness to changes in the industry and operating environment. Strategic risk includes legislative risk. From time to time, proposals are made, or legislative changes are considered, which could affect our cost of doing business or other aspects of our business. To support our mission, we endeavor to manage and mitigate strategic risk through the business planning process and by monitoring the external environment.
Reputational Risk
We define reputational risk as the risk arising from negative publicity that could adversely affect our reputation and consequently our financial performance or ability to meet our key business objectives. We manage reputational risk by the identification of emerging risks, development of crisis response and contingency plans, and monitoring the effectiveness of the overall risk management processes.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Des Moines

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Des Moines (the “Bank”) as of December 31, 2022 and 2021, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Derivatives and Related Hedged Items

As described in Notes 7 and 13 to the financial statements, the Bank uses derivatives to manage its exposure to interest-rate risks and to reduce funding costs, among other objectives. The total notional amount of derivatives as of December 31, 2022 was $102 billion, of which 52 percent were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2022 was $643 million and $4 million, respectively. The fair values of interest-rate derivatives and related hedged items are generally estimated using standard valuation techniques such as discounted cash flow analyses and comparisons to similar instruments. The discounted cash flow model uses market-observable inputs, such as discount rate, forward interest rate, and volatility assumptions.

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
March 8, 2023

We have served as the Bank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)

	December 31,
	2022	2021
ASSETS
Cash and due from banks (Note 3)	$89	$295
Interest-bearing deposits (Note 4)	2,031	416
Securities purchased under agreements to resell (Note 4)	12,590	12,450
Federal funds sold (Note 4)	9,415	4,690
Investment securities (Note 4)
Trading securities	2,817	1,169
Available-for-sale securities (amortized cost of $15,677 and $13,301)	15,563	13,389
Held-to-maturity securities (fair value of $959 and $1,405)	965	1,328
Total investment securities	19,345	15,886
Advances (Note 5)	111,202	44,111
Mortgage loans held for portfolio, net of allowance for credit losses of $5 and $1 (Note 6)	8,348	7,578
Accrued interest receivable	389	84
Derivative assets, net (Note 7)	643	221
Other assets, net	117	121
TOTAL ASSETS	$164,169	$85,852
LIABILITIES
Deposits (Note 8)
Interest-bearing	$1,006	$1,718
Non-interest-bearing	70	129
Total deposits	1,076	1,847
Consolidated obligations (Note 9)
Discount notes (includes $44,531 and $22,348 at fair value held under fair value option)	69,170	22,348
Bonds	84,337	55,205
Total consolidated obligations	153,507	77,553
Mandatorily redeemable capital stock (Note 11)	15	29
Accrued interest payable	436	97
Affordable Housing Program payable (Note 10)	135	131
Derivative liabilities, net (Note 7)	4	3
Other liabilities	245	354
TOTAL LIABILITIES	155,418	80,014
Commitments and contingencies (Note 14)
CAPITAL (Note 11)
Capital stock - Class B putable ($100 par value); 63 and 34 issued and outstanding shares	6,250	3,364
Retained earnings
Unrestricted	1,915	1,773
Restricted	703	617
Total retained earnings	2,618	2,390
Accumulated other comprehensive income (loss)	(117)	84
TOTAL CAPITAL	8,751	5,838
TOTAL LIABILITIES AND CAPITAL	$164,169	$85,852

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)

	For the Years Ended December 31,
	2022	2021	2020
INTEREST INCOME
Advances	$1,750	$472	$950
Interest-bearing deposits	32	1	1
Securities purchased under agreements to resell	103	2	33
Federal funds sold	230	7	31
Trading securities	34	34	48
Available-for-sale securities	354	101	206
Held-to-maturity securities	32	26	38
Mortgage loans held for portfolio	239	204	258
Total interest income	2,774	847	1,565
INTEREST EXPENSE
Consolidated obligations - Discount notes	948	12	172
Consolidated obligations - Bonds	1,128	452	915
Deposits	14	—	1
Mandatorily redeemable capital stock	1	2	5
Total interest expense	2,091	466	1,093
NET INTEREST INCOME	683	381	472
Provision (reversal) for credit losses on mortgage loans	4	—	1
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	679	381	471
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(95)	(38)	17
Net gains (losses) on financial instruments held under fair value option	106	1	—
Net gains (losses) on derivatives	(64)	14	(48)
Gains on litigation settlements, net	—	—	120
Standby letter of credit fees	9	10	12
Other, net	4	17	20
Total other income (loss)	(40)	4	121
OTHER EXPENSE
Compensation and benefits	72	80	103
Contractual services	20	19	16
Professional fees	16	14	25
Other operating expenses	19	19	22
Federal Housing Finance Agency	10	9	10
Office of Finance	8	7	6
Other, net	16	8	7
Total other expense	161	156	189
NET INCOME BEFORE ASSESSMENTS	478	229	403
Affordable Housing Program assessments	48	23	41
NET INCOME	$430	$206	$362

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	For the Years Ended December 31,
	2022	2021	2020
Net income	$430	$206	$362
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	(202)	36	4
Pension and postretirement benefits	1	—	—
Total other comprehensive income (loss)	(201)	36	4
TOTAL COMPREHENSIVE INCOME (LOSS)	$229	$242	$366

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2019	45	$4,517	$1,661	$504	$2,165	$44	$6,726
Adjustment for cumulative effect of accounting change	—	—	1	—	1	—	1
Comprehensive income (loss)	—	—	290	72	362	4	366
Proceeds from issuance of capital stock	34	3,376	—	—	—	—	3,376
Repurchases/redemptions of capital stock	(45)	(4,545)	—	—	—	—	(4,545)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(7)	—	—	—	—	(7)
Partial recovery of prior capital distribution to Financing Corporation	—	—	26	—	26	—	26
Cash dividends on capital stock	—	—	(203)	—	(203)	—	(203)
BALANCE, DECEMBER 31, 2020	34	$3,341	$1,775	$576	$2,351	$48	$5,740
Comprehensive income (loss)	—	—	165	41	206	36	242
Proceeds from issuance of capital stock	28	2,763	—	—	—	—	2,763
Repurchases/redemptions of capital stock	(27)	(2,659)	—	—	—	—	(2,659)
Net shares reclassified (to) from mandatorily redeemable capital stock	(1)	(81)	—	—	—	—	(81)
Cash dividends on capital stock	—	—	(167)	—	(167)	—	(167)
BALANCE, DECEMBER 31, 2021	34	$3,364	$1,773	$617	$2,390	$84	$5,838
Comprehensive income (loss)	—	—	344	86	430	(201)	229
Proceeds from issuance of capital stock	95	9,524	—	—	—	—	9,524
Repurchases/redemptions of capital stock	(66)	(6,633)	—	—	—	—	(6,633)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(5)	—	—	—	—	(5)
Cash dividends on capital stock	—	—	(202)	—	(202)	—	(202)
BALANCE, DECEMBER 31, 2022	63	$6,250	$1,915	$703	$2,618	$(117)	$8,751

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)

	For the Years Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income	$430	$206	$362
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization/(accretion)	436	58	19
Net (gains) losses on trading securities	95	38	(17)
Net (gains) losses on financial instruments held under fair value option	(106)	(1)	—
Net change in derivatives and hedging activities	1,516	360	(251)
Other adjustments, net	4	17	8
Net change in:
Accrued interest receivable	(356)	(7)	45
Other assets	7	(7)	(4)
Accrued interest payable	340	(48)	(107)
Other liabilities	4	(29)	4
Total adjustments	1,940	381	(303)
Net cash provided by (used in) operating activities	2,370	587	59
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(2,012)	149	(643)
Securities purchased under agreements to resell	(140)	(7,650)	9,150
Federal funds sold	(4,725)	(995)	910
Trading securities
Proceeds from sales	549	—	3,449
Proceeds from maturities and paydowns	299	4,766	1,759
Purchases	(2,591)	(1,098)	(9,178)
Available-for-sale securities
Proceeds from maturities and paydowns	3,316	2,693	2,423
Purchases	(6,498)	(115)	(1,437)
Held-to-maturity securities
Proceeds from maturities and paydowns	357	478	539
Advances
Repaid	356,629	138,435	180,921
Originated	(424,864)	(136,486)	(146,824)
Mortgage loans held for portfolio
Principal collected	1,056	2,506	3,345
Purchased	(1,861)	(1,885)	(2,295)
Other investing activities, net	(9)	(2)	(6)
Net cash provided by (used in) investing activities	(80,494)	796	42,113

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)

	For the Years Ended December 31,
	2022	2021	2020
FINANCING ACTIVITIES
Net change in deposits	(674)	(48)	803
Net proceeds from issuance of consolidated obligations
Discount notes	1,022,899	325,463	178,910
Bonds	83,778	65,424	42,545
Payments for maturing and retiring consolidated obligations
Discount notes	(976,460)	(330,458)	(181,023)
Bonds	(54,295)	(62,280)	(81,951)
Proceeds from issuance of capital stock	9,524	2,763	3,376
Proceeds from issuance of mandatorily redeemable capital stock	—	—	18
Payments for repurchases/redemptions of capital stock	(6,633)	(2,659)	(4,545)
Payments for repurchases/redemptions of mandatorily redeemable capital stock	(19)	(104)	(179)
Partial recovery of prior capital distribution to Financing Corporation	—	—	26
Cash dividends paid	(202)	(167)	(203)
Net cash provided by (used in) financing activities	77,918	(2,066)	(42,223)
Net increase (decrease) in cash and due from banks	(206)	(683)	(51)
Cash and due from banks at beginning of the period	295	978	1,029
Cash and due from banks at end of the period	$89	$295	$978

SUPPLEMENTAL DISCLOSURES
Cash transactions:
Interest paid	$1,292	$528	$1,307
Affordable Housing Program payments	44	54	36
Non-cash transactions:
Capitalized interest on reverse mortgage investment securities	54	20	51
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	5	81	7
Traded but not settled investment security purchases	181	291	18

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

At December 31, 2022 and 2021, the Bank had $12.6 billion and $12.5 billion in securities purchased under agreements to resell. There were no offsetting liabilities related to these securities at December 31, 2022 and 2021.

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
Trading. Securities classified as trading are carried at fair value and generally entered into for liquidity purposes. In addition, the Bank classifies certain securities as trading that do not qualify for hedge accounting, primarily in an effort to mitigate the potential income statement volatility that can arise when an economic derivative is adjusted for changes in fair value but the related hedged item is not. The Bank records changes in the fair value of these securities through other income (loss) as “Net gains (losses) on trading securities.” The Bank does not participate in speculative trading practices and generally holds these investments until maturity, except to the extent management deems necessary to manage the Bank’s liquidity portfolio.
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

The Bank transacts most of its derivative transactions with large banks and major broker-dealers. Over-the-counter derivative transactions may be either executed directly with a counterparty (uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., a clearing agent) with a Derivative Clearing Organization (cleared derivatives). For cleared derivatives, the Derivative Clearing Organization (Clearinghouse) is the Bank’s counterparty. The Bank utilizes two clearinghouses, CME Clearing and London Clearing House (LCH) Ltd., for all cleared derivative transactions. CME Clearing and LCH Ltd. notify the clearing agent of the required initial margin and daily variation margin payments, and the clearing agent in turn notifies the Bank. Each Clearinghouse determines initial margin requirements which are considered cash collateral. Variation margin requirements with each Clearinghouse are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, which are a component of the derivative fair value, rather than cash collateral.
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

Derivatives are typically executed at the same time as the hedged item, and the Bank designates the hedged item in a fair value hedging relationship at the trade date. In many hedging relationships, the Bank may designate the fair value hedging relationship upon its commitment to disburse an advance, or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

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
At December 31, 2022 and 2021, premises, software, and equipment totaled $65 million and $59 million, which was net of accumulated depreciation and amortization of $42 million and $36 million. For the years ended December 31, 2022, 2021, and 2020, depreciation and amortization expense for premises, software, and equipment was $6 million, $7 million, and $8 million.
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

Note 2 — Recently Adopted and Issued Accounting Guidance

Troubled Debt Restructurings and Vintage Disclosures (Accounting Standards Update (ASU) 2022-02)

On March 31, 2022, the Financial Accounting Standards Board (FASB) issued guidance eliminating the accounting requirements for troubled debt restructurings (TDRs) by creditors that have adopted the current expected credit losses methodology, while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Additionally, this guidance requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2023, and was adopted on a prospective basis. The adoption of this guidance did not have a material effect on the Bank’s financial condition, results of operations, or cash flows.

Fair Value Hedging – Portfolio Layer Method (ASU 2022-01)

On March 28, 2022, the FASB issued guidance expanding the current last-of-layer method to apply fair value hedging by allowing multiple hedged layers of a single closed portfolio under the method. To reflect that expansion, the last-of-layer method is renamed “the portfolio layer method”. Among other things, this guidance (i) expands the scope of the portfolio layer method to include non-prepayable assets, (ii) specifies eligible hedging instruments in a single-layer hedge, (iii) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method, and (iv) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. This guidance became effective for the interim and annual periods beginning on January 1, 2023. The Bank does not currently utilize the last-of-layer hedging method and therefore this guidance did not have any impact on the Bank’s financial condition, results of operations, or cash flows.

Reference Rate Reform (ASU 2020-04)

On March 12, 2020, the FASB issued temporary guidance to ease the potential burden in accounting for reference rate reform related to the transition from LIBOR. The guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform, if certain criteria are met. These transactions include contract modifications, hedging relationships, and the sale/transfer of HTM debt securities. This guidance became effective immediately and remains in effect until December 31, 2024. The Bank began electing the contractual modification and hedging relationship optional expedients in the first quarter of 2023. The election of these expedients has not had a material effect on the Bank’s financial condition, results of operations, or cash flows.

Note 3 — Cash and Due from Banks

    Cash and due from banks includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from the Federal Reserve Bank.
COMPENSATING BALANCES
The Bank maintains collected cash balances with commercial banks in return for certain services. These arrangements contain no legal restrictions on the withdrawal of funds. Average collected cash balances were $36 million and $43 million for the years ended December 31, 2022 and 2021.

Note 4 — Investments

The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, and makes other investments in debt securities, which are classified as either trading, AFS, or HTM.

INTEREST-BEARING DEPOSITS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND FEDERAL FUNDS SOLD

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO). At December 31, 2022 and 2021, none of these investments were with counterparties rated below triple-B; however, as of December 31, 2022, approximately nine percent were secured securities purchased under agreements to resell with unrated counterparties. At December 31, 2021, the Bank held no unrated investments. These NRSRO ratings may differ from any internal ratings of the investments by the Bank.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At December 31, 2022 and 2021, no allowance for credit losses was recorded for interest-bearing deposits and federal funds sold, as all assets were repaid or expected to be repaid according to their contractual terms. The carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $11 million and less than $1 million at December 31, 2022 and 2021.

Securities purchased under agreements to resell are secured, short-term, and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at December 31, 2022 and 2021. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $3 million and less than $1 million at December 31, 2022 and 2021.

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

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	December 31,
	2022	2021
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$2,501	$496
Other U.S. obligations[1]	76	102
GSE and Tennessee Valley Authority obligations	49	60
Other[2]	146	201
Total non-mortgage-backed securities	2,772	859
Mortgage-backed securities
GSE multifamily	45	310
Total fair value	$2,817	$1,169

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

2    Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

The following table summarizes the components of “Net gains (losses) on trading securities” as presented on the Statements of Income (dollars in millions):

	For the Years Ended December 31,
	2022	2021	2020
Net unrealized gains (losses) on trading securities held at period-end	$(85)	$(28)	$17
Net gains (losses) on trading securities no longer held at period-end	(10)	(10)	—
Net gains (losses) on trading securities	$(95)	$(38)	$17

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	December 31, 2022
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$759	$1	$(2)	$758
GSE and Tennessee Valley Authority obligations	459	12	(1)	470
State or local housing agency obligations	454	—	(5)	449
Other[3]	234	6	—	240
Total non-mortgage-backed securities	1,906	19	(8)	1,917
Mortgage-backed securities
U.S. obligations single-family[2]	3,693	1	(18)	3,676
GSE single-family	212	1	(3)	210
GSE multifamily	9,866	10	(116)	9,760
Total mortgage-backed securities	13,771	12	(137)	13,646
Total	$15,677	$31	$(145)	$15,563

	December 31, 2021
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$1,152	$5	$(1)	$1,156
GSE and Tennessee Valley Authority obligations	953	30	—	983
State or local housing agency obligations	492	—	(4)	488
Other[3]	277	11	—	288
Total non-mortgage-backed securities	2,874	46	(5)	2,915
Mortgage-backed securities
U.S. obligations single-family[2]	2,890	19	—	2,909
GSE single-family	273	4	—	277
GSE multifamily	7,264	42	(18)	7,288
Total mortgage-backed securities	10,427	65	(18)	10,474
Total	$13,301	$111	$(23)	$13,389

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $49 million and $28 million at December 31, 2022 and 2021.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

3    Consists primarily of taxable municipal bonds.

Unrealized Losses

The following tables summarize AFS securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$428	$(1)	$63	$(1)	$491	$(2)
GSE and Tennessee Valley Authority obligations	84	(1)	—	—	84	(1)
State or local housing agency obligations	35	(1)	403	(4)	438	(5)
Total non-mortgage-backed securities	547	(3)	466	(5)	1,013	(8)
Mortgage-backed securities
U.S. obligations single-family[1]	3,094	(17)	122	(1)	3,216	(18)
GSE single-family	138	(3)	—	—	138	(3)
GSE multifamily	5,471	(97)	2,012	(19)	7,483	(116)
Total mortgage-backed securities	8,703	(117)	2,134	(20)	10,837	(137)
Total	$9,250	$(120)	$2,600	$(25)	$11,850	$(145)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$80	$—	$115	$(1)	$195	$(1)
GSE and Tennessee Valley Authority obligations	355	—	—	—	355	—
State or local housing agency obligations	—	—	451	(4)	451	(4)
Total non-mortgage-backed securities	435	—	566	(5)	1,001	(5)
Mortgage-backed securities
U.S. obligations single-family[1]	89	—	87	—	176	—
GSE single-family	2	—	—	—	2	—
GSE multifamily	1,831	(3)	2,917	(15)	4,748	(18)
Total mortgage-backed securities	1,922	(3)	3,004	(15)	4,926	(18)
Total	$2,357	$(3)	$3,570	$(20)	$5,927	$(23)

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31, 2022		December 31, 2021
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$293	$295	$422	$422
Due after one year through five years	832	833	1,538	1,548
Due after five years through ten years	330	333	348	356
Due after ten years	451	456	566	589
Total non-mortgage-backed securities	1,906	1,917	2,874	2,915
Mortgage-backed securities	13,771	13,646	10,427	10,474
Total	$15,677	$15,563	$13,301	$13,389

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	December 31, 2022
	Amortized Cost[1]	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$369	$10	$(4)	$375
State or local housing agency obligations	33	—	—	33
Total non-mortgage-backed securities	402	10	(4)	408
Mortgage-backed securities
U.S. obligations single-family[2]	2	—	—	2
GSE single-family	557	—	(12)	545
Private-label	4	—	—	4
Total mortgage-backed securities	563	—	(12)	551
Total	$965	$10	$(16)	$959

	December 31, 2021
	Amortized Cost[1]	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$374	$71	$—	$445
State or local housing agency obligations	187	1	(1)	187
Total non-mortgage-backed securities	561	72	(1)	632
Mortgage-backed securities
U.S. obligations single-family[2]	2	—	—	2
GSE single-family	760	6	—	766
Private-label	5	—	—	5
Total mortgage-backed securities	767	6	—	773
Total	$1,328	$78	$(1)	$1,405

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $5 million at both December 31, 2022 and 2021.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31, 2022		December 31, 2021
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after one year through five years	$254	$254	$257	$287
Due after five years through ten years	71	73	196	204
Due after ten years	77	81	108	141
Total non-mortgage-backed securities	402	408	561	632
Mortgage-backed securities	563	551	767	773
Total	$965	$959	$1,328	$1,405

ALLOWANCE FOR CREDIT LOSSES ON AFS AND HTM SECURITIES

The Bank evaluates AFS and HTM investment securities for credit losses on a quarterly basis. The Bank’s AFS and HTM securities may include, but are not limited to, certificates of deposit, commercial paper, U.S. obligations, GSE and Tennessee Valley Authority (TVA) obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. The Bank only purchases securities considered investment quality. At both December 31, 2022 and 2021, over 99 percent of the Bank’s AFS and HTM securities, based on amortized cost, were rated single-A or above by an NRSRO, based on the lowest long-term credit rating for each security. These NRSRO ratings may differ from any internal ratings of the securities by the Bank.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). At December 31, 2022 and 2021, certain AFS securities held by the Bank were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. In addition, substantially all of these securities are high-quality GSE securities or carry an explicit government guarantee. In the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. As a result, no allowance for credit losses was recorded on these AFS securities at December 31, 2022 and 2021.

The Bank evaluates its HTM securities for impairment on a collective, or pooled, basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. At December 31, 2022 and 2021, the Bank had no allowance for credit losses recorded on its HTM securities because the securities: (i) were all highly-rated, (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, (iii) in the case of U.S. obligations, carry an explicit government guarantee such that the Bank considers the risk of nonpayment to be zero, and (iv) in the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

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

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	December 31, 2022		December 31, 2021
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$1	6.10%	$—	—%
Due in one year or less	61,578	4.26	12,441	1.18
Due after one year through two years	23,026	4.25	7,415	1.72
Due after two years through three years	10,790	3.47	9,956	1.04
Due after three years through four years	7,149	3.03	4,939	0.94
Due after four years through five years	6,047	3.89	6,275	0.95
Thereafter	3,783	3.03	3,113	2.07
Total par value	112,374	4.04%	44,139	1.24%
Premiums	11		14
Discounts	—		(2)
Fair value hedging adjustments	(1,183)		(40)
Total	$111,202		$44,111

1    Excludes accrued interest receivable of $271 million and $13 million at December 31, 2022 and 2021.

The following table summarizes advances by year of redemption term or next call date for callable advances, and by year of redemption term or next put date for putable advances (dollars in millions):

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Overdrawn demand deposit accounts	$1	$—	$1	$—
Due in one year or less	73,765	24,690	61,745	13,270
Due after one year through two years	20,883	6,253	22,890	7,429
Due after two years through three years	6,218	4,429	10,767	9,173
Due after three years through four years	4,468	2,357	7,149	4,889
Due after four years through five years	3,228	3,273	6,047	6,276
Thereafter	3,811	3,137	3,775	3,102
Total par value	$112,374	$44,139	$112,374	$44,139

The Bank offers advances to members and eligible housing associates that may be prepaid on predetermined dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2022 and 2021, the Bank had callable advances outstanding totaling $23.4 billion and $13.4 billion.

The Bank also holds putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise dates. Generally these put options are exercised when interest rates increase relative to contractual rates. At December 31, 2022 and 2021, the Bank had putable advances outstanding totaling $168 million and $1.1 billion.

PREPAYMENT FEES

The Bank generally charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call or put date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. For certain advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of the hedged item fair value hedging adjustments, if applicable, in advance interest income on the Statements of Income. The Bank recorded net prepayment fees on advances of $9 million, $47 million, and $75 million for the years ended December 31, 2022, 2021, and 2020.

ADVANCE CONCENTRATIONS

The Bank’s advances are primarily concentrated in commercial banks and insurance companies. At December 31, 2022, the Bank had outstanding advances of $32.0 billion to Wells Fargo Bank, N.A., which represented 28 percent of the total principal amount of outstanding advances. At December 31, 2021, the Bank did not have any members who individually held 10 percent or more of the Bank’s advances.

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its advances. At December 31, 2022 and 2021, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, as applicable, in excess of its outstanding advances.

At December 31, 2022 and 2021, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. The Bank considers its advances past due if a default of contractual principal or interest exists for a period of 30 days or more. In addition, there were no TDRs related to advances during the years ended December 31, 2022 and 2021.

The Bank has never experienced a credit loss on its advances. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on its advances as of December 31, 2022 and 2021.

Note 6 — Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio include conventional mortgage loans and government-guaranteed or -insured mortgage loans obtained primarily through the Mortgage Partnership Finance (MPF) program (Mortgage Partnership Finance and MPF are registered trademarks of the FHLBank of Chicago). The Bank’s mortgage loan program involves investment by the Bank in single-family mortgage loans held for portfolio that are purchased from participating financial institutions (PFIs). Mortgage loans may also be acquired through participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank’s PFIs generally originate, service, and credit enhance mortgage loans that are sold to the Bank. PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the PFI to a designated mortgage service provider.

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	December 31,
	2022	2021
Fixed rate, long-term single-family mortgage loans	$7,244	$6,307
Fixed rate, medium-term[1] single-family mortgage loans	1,033	1,172
Total unpaid principal balance	8,277	7,479
Premiums	96	96
Discounts	(11)	(2)
Basis adjustments from mortgage loan purchase commitments	(9)	6
Total mortgage loans held for portfolio[2]	8,353	7,579
Allowance for credit losses	(5)	(1)
Total mortgage loans held for portfolio, net	$8,348	$7,578

1    Medium-term is defined as an original term of 15 years or less.

2    Excludes accrued interest receivable of $42 million and $34 million at December 31, 2022 and 2021.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	December 31,
	2022	2021
Conventional mortgage loans	$7,890	$7,063
Government-insured mortgage loans	387	416
Total unpaid principal balance	$8,277	$7,479
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

The following tables present the payment status for conventional mortgage loans (dollars in millions):

	December 31, 2022
	Origination Year
	Prior to 2018	2018 to 2022	Total
Past due 30 - 59 days	$21	$22	$43
Past due 60 - 89 days	5	6	11
Past due 90 - 179 days	3	2	5
Past due 180 days or more	7	2	9
Total past due mortgage loans	36	32	68
Total current mortgage loans	1,764	6,128	7,892
Total amortized cost of mortgage loans[1]	$1,800	$6,160	$7,960

	December 31, 2021
	Origination Year
	Prior to 2017	2017 to 2021	Total
Past due 30 - 59 days	$19	$17	$36
Past due 60 - 89 days	5	3	8
Past due 90 - 179 days	7	2	9
Past due 180 days or more	16	3	19
Total past due mortgage loans	47	25	72
Total current mortgage loans	1,826	5,257	7,083
Total amortized cost of mortgage loans[1]	$1,873	$5,282	$7,155

1    Amortized cost represents the unpaid principal balance adjusted for unamortized premiums, discounts, price adjustment fees, basis adjustments, and direct write-downs. Amortized cost excludes accrued interest receivable.

The following tables present other delinquency statistics for mortgage loans (dollars in millions):

	December 31, 2022
Amortized Cost	Conventional	Government-Insured	Total
In process of foreclosure[1]	$4	$1	$5
Serious delinquency rate[2]	—%	2%	—%
Past due 90 days or more and still accruing interest[3]	$—	$8	$8
Non-accrual mortgage loans[4]	$40	$—	$40

	December 31, 2021
Amortized Cost	Conventional	Government- Insured	Total
In process of foreclosure[1]	$4	$1	$5
Serious delinquency rate[2]	—%	3%	1%
Past due 90 days or more and still accruing interest[3]	$—	$11	$11
Non-accrual mortgage loans[4]	$86	$—	$86

1    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.

2    Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total mortgage loans. Serious delinquency rate on conventional loans was less than one percent at December 31, 2022 and 2021.

3    Represents government-insured mortgage loans that are 90 days or more past due.

4    Represents conventional mortgage loans that are 90 days or more past due or for which the collection of interest or principal is doubtful. At December 31, 2022 and 2021, $29 million and $74 million of conventional mortgage loans on non-accrual status were evaluated individually and do not have a related allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral is greater than the amortized cost of the loans.

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

At December 31, 2022 and 2021, the Bank’s allowance for credit losses on conventional mortgage loans was $5 million and $1 million. During the year ended December 31, 2022, the Bank projected an increase in expected credit losses on collectively evaluated loans due primarily to an upward revision in forecasted mortgage rates, a deceleration in forecasted regional home price appreciation, and increased loan volumes. The increase in loan volumes was due to new purchases as well as certain individually evaluated loans returning to accrual status during the period. As a result of loans returning to accrual status, the Bank also saw a decline in expected property value recoveries on individually evaluated loans during the period.

Government-Insured Mortgage Loans

The Bank invests in government-insured fixed rate mortgage loans portfolios that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, Department of Housing and Urban Development, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance, but in such instance, the Bank would have recourse against the servicer for such failure.

The Bank has never experienced a credit loss on its government-insured mortgage loans. At December 31, 2022 and 2021, the Bank assessed its servicers and determined there was no expectation that a servicer would fail to remit payments due until paid in full. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at December 31, 2022 and 2021. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

•Futures/Forwards Contracts. Futures and forwards contracts give the buyer the right to buy or sell a specific type of asset at a specific time at a given price. For example, certain mortgage loan purchase commitments entered into by the Bank are considered derivatives. The Bank may hedge these commitments by selling “to-be-announced” (TBA) MBS for forward settlement. A TBA MBS represents a forward contract for the sale of MBS at a future agreed-upon date for an established price.

TYPES OF HEDGED ITEMS

The Bank may have the following types of hedged items:

•Investment Securities. The Bank primarily invests in U.S. Treasury obligations, other U.S. obligations, GSE and TVA obligations, state or local housing agency obligations, and agency MBS, and classifies them as either trading, AFS, or HTM. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. To manage interest rate risk, the Bank may fund investment securities with callable consolidated obligations or utilize interest rate swaps, caps, floors, or swaptions. Derivatives held by the Bank that are associated with trading and HTM securities, if applicable, are designated as economic hedges and derivatives held by the Bank associated with AFS securities are generally designated as fair value hedges.

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
•Firm Commitments. Certain mortgage loan purchase commitments are considered derivatives. The Bank normally hedges these commitments by selling TBA MBS for forward settlement. A TBA MBS represents a forward contract for the sale of MBS at a future agreed-upon date for an established price. The mortgage loan purchase commitment and the TBA used in the firm commitment hedging strategy are considered economic hedges. When the mortgage loan purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized over the contractual life of the mortgage loan using the level-yield method. The Bank may also hedge a firm commitment for a forward-starting advance through the use of an interest-rate swap, which is considered a fair value hedge.

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	December 31, 2022			December 31, 2021
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$53,136	$226	$205	$57,502	$68	$136
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	48,347	11	13	23,664	7	43
Forward settlement agreements	46	—	—	115	—	—
Mortgage loan purchase commitments	46	—	—	115	—	—
Total derivatives not designated as hedging instruments	48,439	11	13	23,894	7	43
Total derivatives before netting and collateral adjustments	$101,575	237	218	$81,396	75	179
Netting adjustments and cash collateral[1]		406	(214)		146	(176)
Total derivative assets and derivative liabilities		$643	$4		$221	$3

1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral, including accrued interest, held or placed with the same clearing agent and/or counterparty. At December 31, 2022 and 2021, cash collateral, including accrued interest, posted by the Bank was $739 million and $342 million. At December 31, 2022 and 2021, the Bank held cash collateral, including accrued interest, from clearing agents and/or counterparties of $119 million and $20 million.

The following tables summarize the net gains (losses) on qualifying and discontinued fair value hedging relationships recorded in net interest income, including the net interest settlements on derivatives, as well as total income (expense) by hedged product recorded on the Statements of Income (dollars in millions):

	For the Year Ended December 31, 2022
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,750	$354	$(1,128)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$1,232	$773	$(350)
Hedged items[3]	(1,143)	(745)	304
Net gains (losses) on fair value hedging relationships	$89	$28	$(46)

	For the Year Ended December 31, 2021
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$472	$101	$(452)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$246	$127	$(23)
Hedged items[3]	(467)	(267)	146
Net gains (losses) on fair value hedging relationships	$(221)	$(140)	$123

	For the Year Ended December 31, 2020
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$950	$206	$(915)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(455)	$(283)	$261
Hedged items[3]	271	173	(150)
Net gains (losses) on fair value hedging relationships	$(184)	$(110)	$111

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

3    Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	December 31, 2022
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/liability[1]	$21,832	$8,606	$22,205
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(1,109)	$(671)	$(297)
Basis adjustments for discontinued hedging relationships included in amortized cost	(74)	(1)	(1)
Total amount of fair value hedging adjustments	$(1,183)	$(672)	$(298)

	December 31, 2021
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/liability[1]	$17,598	$6,547	$34,271
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(54)	$73	$11
Basis adjustments for discontinued hedging relationships included in amortized cost	14	—	(5)
Total amount of fair value hedging adjustments	$(40)	$73	$6

1    Represents the portion of amortized cost designated as a hedged item in an active or discontinued fair value hedging relationship.

The following table summarizes the components of “Net gains (losses) on derivatives” as presented on the Statements of Income (dollars in millions):

	For the Years Ended December 31,
	2022	2021	2020
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$6	$31	$(32)
Forward settlement agreements	14	3	(13)
Mortgage loan purchase commitments	(15)	(3)	11
Net interest settlements	(58)	(17)	(14)
Total net gains (losses) related to derivatives not designated as hedging instruments	(53)	14	(48)
Price alignment amount[1]	(11)	—	—
Net gains (losses) on derivatives	$(64)	$14	$(48)

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2022 was less than $1 million, and the Bank was not required to post collateral in the normal course of business. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would not have been required to deliver additional collateral to its uncleared derivative counterparties at December 31, 2022.

For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Bank utilizes two Clearinghouses, CME Clearing and LCH Ltd., for all cleared derivative transactions. CME Clearing and LCH Ltd. notify the clearing agent of the required initial margin and daily variation margin requirements, and the clearing agent in turn notifies the Bank.

Each Clearinghouse determines initial margin requirements which are considered cash collateral. Generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at December 31, 2022. Variation margin requirements with each Clearinghouse are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	December 31, 2022
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$195	$(194)	$—	$1
Cleared derivatives	42	600	—	642
Total	$237	$406	$—	$643
Derivative Liabilities
Uncleared derivatives	$200	$(196)	$—	$4
Cleared derivatives	18	(18)	—	—
Total	$218	$(214)	$—	$4

	December 31, 2021
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$74	$(73)	$—	$1
Cleared derivatives	1	219	—	220
Total	$75	$146	$—	$221
Derivative Liabilities
Uncleared derivatives	$172	$(170)	$—	$2
Cleared derivatives	7	(6)	—	1
Total	$179	$(176)	$—	$3

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
The following table details the Bank’s interest-bearing and non-interest-bearing deposits (dollars in millions):

	December 31,
	2022	2021
Interest-bearing
Demand and overnight	$977	$1,659
Term	29	59
Non-interest-bearing
Demand	70	129
Total	$1,076	$1,847

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

    Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At December 31, 2022 and 2021, the total par value of outstanding consolidated obligations of the FHLBanks was $1,181.7 billion and $652.9 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	December 31, 2022		December 31, 2021
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$70,002	3.79%	$22,355	0.08%
Discounts and concessions[1]	(725)		(6)
Fair value option adjustments	(107)		(1)
Total	$69,170		$22,348

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	December 31, 2022		December 31, 2021
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$55,421	4.01%	$38,778	0.30%
Due after one year through two years	20,665	3.79	3,928	2.06
Due after two years through three years	1,175	2.23	5,073	2.41
Due after three years through four years	1,210	1.97	1,010	2.11
Due after four years through five years	865	2.42	1,185	1.97
Thereafter	5,236	2.61	5,105	2.27
Total par value	84,572	3.80%	55,079	0.87%
Premiums	86		138
Discounts and concessions[1]	(23)		(17)
Fair value hedging adjustments	(298)		5
Total	$84,337		$55,205

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.
Bonds are issued with fixed or variable rate payment terms, such as SOFR. To meet the specific needs of certain investors, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features. When these consolidated bonds are issued, the Bank may enter into derivatives containing features that offset the terms and embedded options, if any, of the consolidated bond obligations.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	December 31,
	2022	2021
Non-callable or non-putable	$73,578	$49,422
Callable	10,994	5,657
Total par value	$84,572	$55,079

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

	December 31,
Year of Contractual Maturity or Next Call Date	2022	2021
Due in one year or less	$62,033	$44,071
Due after one year through two years	19,141	3,908
Due after two years through three years	850	3,831
Due after three years through four years	753	805
Due after four years through five years	324	753
Thereafter	1,471	1,711
Total par value	$84,572	$55,079

Note 10 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and fund an AHP, which provides subsidies in the form of direct grants or below-market interest rates on advances to members who provide the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, or moderate-income households. Each FHLBank recognizes AHP assessment expense equal to the greater of 10 percent of its annual income subject to assessment, or its prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. For purposes of the AHP assessment, income subject to assessment is defined as net income before AHP assessments, plus interest expense related to MRCS. The exclusion of interest expense related to MRCS is a regulatory interpretation of the Finance Agency. The Bank accrues the AHP assessment monthly based on its income subject to assessment and reduces the AHP liability as program funds are distributed.

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

There was no contribution shortfall, as described above, in 2022, 2021, or 2020. If an FHLBank finds that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions under the FHLBank Act. The Bank did not make any such application in 2022, 2021, or 2020.

The following table presents a rollforward of the Bank’s AHP liability (dollars in millions):

	For the Years Ended December 31,
	2022	2021	2020
Balance, beginning of year	$131	$162	$157
Assessments	48	23	41
Disbursements	(44)	(54)	(36)
Balance, end of year	$135	$131	$162
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

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At December 31, 2022, the Bank had no excess capital stock outstanding. At December 31, 2021, the Bank’s excess capital stock outstanding was less than $1 million.

MANDATORILY REDEEMABLE CAPITAL STOCK

The Bank reclassifies capital stock subject to redemption from equity to a liability, which represents MRCS, at the time shares meet the definition of a mandatorily redeemable financial instrument. This occurs after a member provides written notice of intention to withdraw from membership, becomes ineligible for continuing membership, or attains non-member status by merger or consolidation, charter termination, or other involuntary termination from membership. Dividends on MRCS are classified as interest expense on the Statements of Income. The Bank recorded interest expense on MRCS of $1 million, $2 million, and $5 million for the years ended December 31, 2022, 2021, and 2020.

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

The following table summarizes changes in MRCS (dollars in millions):

	For the Years Ended December 31,
	2022	2021	2020
Balance, beginning of period	$29	$52	$206
Capital stock reclassified to (from) MRCS, net	5	81	7
Net payments for repurchases/redemptions of MRCS	(19)	(104)	(161)
Balance, end of period	$15	$29	$52

The following table summarizes the Bank’s MRCS by year of contractual redemption (dollars in millions):

	December 31,
Year of Contractual Redemption[1]	2022	2021
Due in one year or less	$—	$10
Due after one year through two years	—	1
Due after three years through four years	8	1
Due after four years through five years	—	9
Past contractual redemption date due to outstanding activity with the Bank	7	8
Total	$15	$29

1    At the Bank’s election, MRCS may be redeemed prior to the expiration of the five year redemption period that commences on the date of the notice of redemption, or in the case of captive insurance company members, on the date of the membership termination.

RESTRICTED RETAINED EARNINGS

The Bank entered into a JCE Agreement with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the FHLBanks over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar, equals at least one percent of its average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends. At December 31, 2022 and 2021, the Bank’s restricted retained earnings account totaled $703 million and $617 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in AOCI (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 4)	Pension and postretirement benefits	Total AOCI
Balance, December 31, 2019	$48	$(4)	$44
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	4	—	4
Net current period other comprehensive income (loss)	4	—	4
Balance, December 31, 2020	52	(4)	48
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	36	—	36
Net current period other comprehensive income (loss)	36	—	36
Balance, December 31, 2021	88	(4)	84
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(202)	—	(202)
Net actuarial gains (losses)	—	1	1
Net current period other comprehensive income (loss)	(202)	$1	$(201)
Balance, December 31, 2022	$(114)	$(3)	$(117)

REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to three regulatory capital requirements:

•Risk-based capital. The Bank must maintain at all times permanent capital greater than or equal to the sum of its credit, market, and operational risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as the amounts paid-in for Class B capital stock (including MRCS), and retained earnings can satisfy this risk-based capital requirement.

•Regulatory capital. The Bank is required to maintain a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B stock (including MRCS) and retained earnings.

•Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at December 31, 2022 and 2021.

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

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	December 31, 2022		December 31, 2021
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$737	$8,883	$585	$5,783
Regulatory capital	$6,567	$8,883	$3,434	$5,783
Leverage capital	$8,208	$13,323	$4,293	$8,675
Capital-to-assets ratio	4.00%	5.41%	4.00%	6.74%
Capital stock-to-assets ratio	2.00%	3.73%	2.00%	4.08%
Leverage ratio	5.00%	8.12%	5.00%	10.10%

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

The most recent Form 5500 available for the Pentegra DB Plan is for the year ended June 30, 2021. The Bank’s contributions for the plan years ended June 30, 2021 and June 30, 2020 were not more than five percent of the total contributions to the Pentegra DB Plan.

The following table summarizes the net pension cost and funded status of the Pentegra DB Plan (dollars in millions):

	2022	2021	2020
Net pension cost[1]	$—	$9	$34
Pentegra DB Plan’s funded status as of July 1[2]	118.87%	130.59%	108.50%
Des Moines Bank DB Plan’s funded status as of July 1	137.81%	144.35%	99.57%
Seattle Bank DB Plan’s funded status as of July 1	132.98%	139.03%	99.81%

1    Represents the net pension cost charged to compensation and benefits expense on the Statements of Income for the years ended December 31, 2022, 2021, and 2020. During 2022, this amount was less than $1 million. During 2021 and 2020, the Bank made a $8 million and $32 million discretionary contribution to the plan.

2    The Pentegra DB Plan’s funded status is preliminary and may further increase because plan participants are permitted to make contributions through March 15 of the following year. The final funded status as of July 1, 2022 will not be available until the Form 5500 for the plan year July 1, 2022 through June 30, 2023 is filed (this Form 5500 is due to be filed no later than April 2024). The final funded status as of July 1, 2021 will not be available until the Form 5500 for the plan year July 1, 2021 through June 30, 2022 is filed (this Form 5500 is due to be filed no later than April 2023).
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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. The Bank had no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2022, 2021, or 2020.

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

	December 31, 2022
		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]	Total
Assets
Cash and due from banks	$89	$89	$—	$—	$—	$89
Interest-bearing deposits	2,031	—	2,031	—	—	2,031
Securities purchased under agreements to resell	12,590	—	12,590	—	—	12,590
Federal funds sold	9,415	—	9,415	—	—	9,415
Trading securities	2,817	—	2,817	—	—	2,817
Available-for-sale securities	15,563	—	15,563	—	—	15,563
Held-to-maturity securities	965	—	955	4	—	959
Advances	111,202	—	110,909	—	—	110,909
Mortgage loans held for portfolio, net	8,348	—	7,316	36	—	7,352
Accrued interest receivable	389	—	389	—	—	389
Derivative assets, net	643	—	237	—	406	643
Other assets	35	35	—	—	—	35
Liabilities
Deposits	(1,076)	—	(1,076)	—	—	(1,076)
Consolidated obligations
Discount notes	(69,170)	—	(69,162)	—	—	(69,162)
Bonds	(84,337)	—	(83,238)	—	—	(83,238)
Total consolidated obligations	(153,507)	—	(152,400)	—	—	(152,400)
MRCS	(15)	(15)	—	—	—	(15)
Accrued interest payable	(436)	—	(436)	—	—	(436)
Derivative liabilities, net	(4)	—	(218)	—	214	(4)

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

The Bank’s valuation technique for estimating the fair values of its investment securities first requires the establishment of a median price for each security. All prices that are within a specified tolerance threshold of the median price are included in the cluster of prices that are averaged to compute a default price. All prices that are outside the threshold (outliers) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. Alternatively, if the analysis confirms that an outlier (or outliers) is (are) in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security. In limited instances, when no prices are available from the designated pricing services, the Bank obtains prices from dealers or uses the purchase price if the investment security is unsettled.

As of December 31, 2022 and 2021, multiple prices were received for the majority of the Bank’s trading and AFS investment securities. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Derivative Assets and Liabilities and the Related Hedged Items. The fair value of derivatives is generally estimated using standard valuation techniques such as a discounted cash flow analysis and comparisons to similar instruments, and includes variation margin payments for daily settled contracts. In limited instances, fair value estimates for interest-rate related derivatives may be obtained using an external pricing model that utilizes observable market data. The Bank is subject to credit risk in derivatives transactions due to the potential nonperformance of its derivatives counterparties. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral/payments is posted daily, through a clearing agent, for changes in the fair value of cleared derivatives. To mitigate credit risk on uncleared derivatives, the Bank enters into master netting agreements with its counterparties as well as collateral agreements that have collateral delivery thresholds. The Bank has evaluated the potential for the fair value of its derivatives to be affected by counterparty credit risk and its own credit risk and has determined that no adjustments were significant to the overall fair value measurements.

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

For forward settlement agreements, the Bank utilizes TBA security prices that are determined by coupon class and expected term until settlement. For mortgage loan purchase commitments, the Bank utilizes TBA security prices adjusted for factors such as credit risk and servicing spreads.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	December 31, 2022
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S. Treasury obligations	$—	$2,501	$—	$—	$2,501
Other U.S. obligations	—	76	—	—	76
GSE and TVA obligations	—	49	—	—	49
Other non-MBS	—	146	—	—	146
GSE multifamily MBS	—	45	—	—	45
Total trading securities	—	2,817	—	—	2,817
Available-for-sale securities
Other U.S. obligations	—	758	—	—	758
GSE and TVA obligations	—	470	—	—	470
State or local housing agency obligations	—	449	—	—	449
Other non-MBS	—	240	—	—	240
U.S. obligations single-family MBS	—	3,676	—	—	3,676
GSE single-family MBS	—	210	—	—	210
GSE multifamily MBS	—	9,760	—	—	9,760
Total available-for-sale securities	—	15,563	—	—	15,563
Derivative assets, net
Interest-rate related	—	237	—	406	643
Other assets	35	—	—	—	35
Total recurring assets at fair value	$35	$18,617	$—	$406	$19,058
Liabilities
Discount notes[2]	$—	$(44,531)	$—	$—	$(44,531)
Derivative liabilities, net
Interest-rate related	—	(218)	—	214	(4)
Total recurring liabilities at fair value	$—	$(44,749)	$—	$214	$(44,535)

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

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	December 31, 2021
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S Treasury obligations	$—	$496	$—	$—	$496
Other U.S. obligations	—	102	—	—	102
GSE and TVA obligations	—	60	—	—	60
Other non-MBS	—	201	—	—	201
GSE multifamily MBS	—	310	—	—	310
Total trading securities	—	1,169	—	—	1,169
Available-for-sale securities
Other U.S. obligations	—	1,156	—	—	1,156
GSE and TVA obligations	—	983	—	—	983
State or local housing agency obligations	—	488	—	—	488
Other non-MBS	—	288	—	—	288
U.S. obligations single-family MBS	—	2,909	—	—	2,909
GSE single-family MBS	—	277	—	—	277
GSE multifamily MBS	—	7,288	—	—	7,288
Total available-for-sale securities	—	13,389	—	—	13,389
Derivative assets, net
Interest-rate related	—	75	—	146	221
Other assets	44	—	—	—	44
Total recurring assets at fair value	$44	$14,633	$—	$146	$14,823
Liabilities
Discount notes[2]	$—	$(22,348)	$—	$—	$(22,348)
Derivative liabilities, net
Interest-rate related	—	(179)	—	176	(3)
Total recurring liabilities at fair value	$—	$(22,527)	$—	$176	$(22,351)

1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

2    Represents financial instruments recorded under the fair value option.

FAIR VALUE ON A NON-RECURRING BASIS

    The Bank measures certain impaired mortgage loans held for portfolio at Level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. At December 31, 2022 and 2021, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $1 million and $4 million. These fair values were as of the date the fair value adjustment was recorded during the years ended December 31, 2022 and 2021.

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

For the years ended December 31, 2022 and 2021, net gains on financial instruments held under fair value option (i.e., discount notes) were $106 million and $1 million. The Bank determined no credit risk adjustments for nonperformance were necessary. In determining that no credit risk adjustments were necessary, the Bank considered the following factors:

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

The following table summarizes the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected (dollars in millions):

	December 31, 2022
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount notes	$45,244	$44,531	$(713)

	December 31, 2021
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount notes	$22,355	$22,348	$(7)

The Bank had no financial instruments held at fair value under the fair value option during 2020.

Note 14 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At December 31, 2022 and 2021, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was $1,027.1 billion and $575.5 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	December 31, 2022			December 31, 2021
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1,2]	$6,474	$92	$6,566	$8,159
Standby bond purchase agreements[2]	60	676	736	497
Commitments to purchase mortgage loans	46	—	46	115
Commitments to issue bonds	3,200	—	3,200	—
Commitments to issue discount notes	202	—	202	—
Commitments to fund advances[2]	126	2	128	1,728
1    Excludes commitments to issue standby letters of credit, when applicable. At both December 31, 2022 and 2021, the Bank had no commitments to issue standby letters of credit.

2    The Bank has deemed it unnecessary to record any liability for credit losses on these agreements at December 31, 2022 and 2021.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The maturities of standby letters of credit outstanding at December 31, 2022 are currently no later than 2028. The carrying values of guarantees related to standby letters of credit are recorded in “Other liabilities” on the Statements of Condition and amounted to $2 million at both December 31, 2022 and 2021.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district pursuant to which, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. At December 31, 2022, the Bank had standby bond purchase agreements with seven housing associates. The maturities of standby bond purchase agreements outstanding at December 31, 2022 are currently no later than 2027. During the years ended December 31, 2022, 2021, and 2020, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at December 31, 2022 and 2021 is reported in “Note 7 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Commitments to Issue Consolidated Obligations. The Bank enters into commitments to issue consolidated obligations in the normal course of its business, generally that settle within 30 calendar days. At December 31, 2022, the Bank had commitments to issue $3.2 billion and $202 million of consolidated obligation bonds and discount notes. At December 31, 2021, the Bank had no commitments to issue consolidated obligation bonds and discount notes.

Commitments to Fund Advances. The Bank enters into commitments to fund additional advances up to 24 months in the future. At December 31, 2022 and 2021, the Bank had commitments to fund advances of $128 million and $1.7 billion.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a first loss account (FLA). For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $162 million and $163 million at December 31, 2022 and 2021.
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
The Bank records legal expenses related to litigation settlements as incurred in other expense on the Statements of Income with the exception of certain legal expenses related to litigation settlement awards that are contingent based fees for the attorneys representing the Bank. The Bank incurs and recognizes these contingent-based legal fees only when litigation settlement awards are realized, at which time these fees are netted against the gains recognized on the litigation settlement. During the year ended December 31, 2022, the Bank recognized net gains on litigation settlements of less than $1 million. During the year ended December 31, 2021, the Bank did not recognize any gains on litigation settlements. During the year ended December 31, 2020, the Bank settled all of its remaining private-label MBS claims, as previously discussed in its 2020 Form 10-K, and recognized $120 million in net gains on litigation settlements through other income (loss).
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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	December 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Advances	$317	—	$17	—
Mortgage loans	143	2	119	2
Deposits	4	—	15	1
Capital stock	40	1	43	1

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including MRCS). At December 31, 2022, the Bank had the following business concentrations with stockholders (dollars in millions):

	December 31, 2022
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.[3]	$1,290	21	$32,000	$9	$336
Superior Guaranty Insurance Company[3,4]	7	—	—	162	—
Total	$1,297	21	$32,000	$171	$336
1    Pursuant to applicable Finance Agency regulations, the Bank’s voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank’s capital stock.

2    Represents interest income earned on advances during the year ended December 31, 2022. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

3    This stockholder had no standby letters of credit outstanding with the Bank as of December 31, 2022.

4    Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

The Bank had no stockholders owning 10 percent or more of total capital stock outstanding (including MRCS) at December 31, 2021.

Note 16 — Activities with Other FHLBanks

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the years ended December 31, 2022, 2021, and 2020 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2022
Chicago	$—	$1	$(1)	$—
San Francisco	—	2,030	(2,030)	—
	$—	$2,031	$(2,031)	$—
2021
Chicago	$—	$301	$(301)	$—

2020
Boston	$—	$250	$(250)	$—
Pittsburgh	—	5	(5)	—
	$—	$255	$(255)	$—

The following table summarizes borrowing activity from other FHLBanks during the years ended December 31, 2022, 2021, and 2020 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2022
Chicago	$—	$250	$(250)	$—
San Francisco	—	500	(500)	—
	$—	$750	$(750)	$—
2021
Chicago	$—	$5	$(5)	$—

2020
Pittsburgh	$—	$5	$(5)	$—

For the years ended December 31, 2022, 2021, and 2020, the interest income and expense related to these transactions was immaterial.

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the annual period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment, management determined that our internal control over financial reporting was effective as of December 31, 2022. Additionally, the effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP (PwC), our independent registered public accounting firm. Refer to “Item 8. Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm” for their audit report.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The Board of Directors is responsible for monitoring our compliance with Finance Agency regulations and establishing policies and programs that carry out our mission. The Board of Directors adopts, reviews, and oversees the implementation of policies governing our advance, mortgage loan, investment, and funding activities. Additionally, the Board of Directors adopts, reviews, and oversees the implementation of policies that are designed to manage our exposure to various risks, including interest rate, liquidity, credit, operational, model, information security, legal, regulatory and compliance, DEI, strategic, and reputational risk, as well as capital adequacy.
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

Information regarding our current directors and executive officers is provided in the following sections. There are no family relationships among our directors or executive officers. The table below shows membership information for our Board of Directors at February 28, 2023:

				Expiration of
				Current Term As
		Member or		Director as of	Board
Director	Age	Independent	Director Since	December 31	Committees
Ellen Z. Lamale (chair)	69	Independent	January 1, 2012	2023	a, c
Karl A. Bollingberg (vice chair)	60	Member	January 1, 2019	2026	a
Ruth B. Bennett	70	Independent	June 1, 2015	2024	a, b, d, h
Steven L. Bumann	69	Member	January 1, 2015	2025	c, e, h
Cleon P. Butterfield *	68	Independent	January 1, 2020	2023	b, d, h
Douglas L. DeFries	66	Member	January 1, 2022	2025	d, e, f
Kim R. DeVore	52	Member	January 1, 2023	2026	f, g
Edward A. Garding	73	Independent	August 30, 2021	2023	b, c
Chris D. Grimm	64	Member	January 1, 2010	2023	e, f
James W. Hunt	58	Member	January 1, 2021	2024	b. c
Amy K. Johnson	57	Independent	January 1, 2020	2023	d, g, h
Jon M. Jones	61	Member	January 1, 2021	2024	e, f
Teresa J. Keegan	60	Member	January 1, 2012	2023	a, e, f
Joe R. Kesler	67	Member	March 9, 2018	2023	a, e, h
John A. Klebba	66	Member	January 1, 2018	2025	a, b, c
Wan-Chong Kung	62	Independent	January 19, 2022	2026	e, h
Russell J. Lau	70	Member	January 1, 2022	2025	b, d, h
Lauren M. MacVay	54	Member	January 1, 2018	2025	a, c, g
Elsie M. Meeks *	69	Independent	January 1, 2015	2026	a, b, d, f
Jason A. Meyerhoeffer	56	Member	June 25, 2019	2026	a, g, h
Siva G. Narendra	51	Independent	January 1, 2022	2025	c, g
Carol K. Nelson	66	Independent	January 1, 2021	2024	f, g

a)     Executive and Governance Committee

b)    Audit Committee

c)    Risk and Compliance Committee

d)    Housing and Community Investment Committee

e)     Member Committee

f)    Human Resources and Compensation Committee (Compensation Committee)

g)    Technology Committee

h)    Finance Committee

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
Karl A. Bollingberg, the Board’s vice chair, has served as a director for Cornerstone Bank in Fargo, North Dakota, since June 2022. Mr. Bollingberg retired from Alerus Financial in July 2022, after 34 years of service. During that time, Mr. Bollingberg served as loan participation advisor from 2018 to 2022. Mr. Bollingberg previously served as director of lending from 2016 to 2018, as well as various other roles at Alerus since 1987. Mr. Bollingberg worked for U.S. Bank, N.A. from 1985 to 1987. Mr. Bollingberg is active in a number of civic organizations including advisory board member and chair for the Bank of North Dakota, board member and past chair of the Regional Airport Authority in Grand Forks, North Dakota, and was campaign chairperson for the Community Violence and Intervention Center Shelter Project in Grand Forks, North Dakota. Mr. Bollingberg previously served more than 20 years on the board of the Regional Economic Development Corporation in Grand Forks, North Dakota. He earned his bachelor’s degree in agricultural economics from North Dakota State University and completed Louisiana State University School of Banking in 2000. Mr. Bollingberg’s position as a director of a member institution and his involvement in and knowledge of banking and business development, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as the vice chair of the Executive and Governance Committee.
Ruth B. Bennett has served as principal of RB Bennett Enterprises LLC, a real estate brokerage firm and property development company in Oregon and Washington, since 2008. In her role at RB Bennett Enterprises LLC, she develops, builds, and manages affordable housing. From 1973 to 2007, she served in various capacities at the Bonneville Power Administration, a federal electrical utility in Portland, Oregon, including chief operating officer (COO) from 2003 to 2007. She is a former board member of Vancouver Affordable Housing, Pacific Northern Environmental, First Independent Bank, the regional Columbia-Willamette YMCA, and Pacific Health SW Medical Center where she was a hospital board chair for three years. Ms. Bennett was elected to the board of the Federal Home Loan Bank of Seattle (Seattle Bank) in 2014 and served on the Seattle Bank’s board until the merger with the Bank in 2015. Ms. Bennett’s experience in strategic planning, organizational and enterprise risk management, finance, and accounting, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as chair of the Audit Committee.
Steven L. Bumann has served as chief investment officer at BankWest, Inc. in Pierre, South Dakota, since January of 2022. He previously served as CFO from 1995 to 2021. Mr. Bumann has more than 38 years of banking experience and has held various leadership roles within the financial industry, including vice president and senior vice president roles at BankWest, Inc. He also earned his Certified Public Accountant (CPA) license while working for a local CPA firm and spent time working for the South Dakota Department of Legislative Audit. Mr. Bumann served as chairman of the board of directors of the South Dakota Bankers Association in 2021. Past leadership roles include the Pierre School Board, the Pierre Chamber of Commerce and the South Dakota Retirement System Board of Trustees. Mr. Bumann’s position as an officer of a member institution and his involvement and knowledge of finance, accounting, and auditing, as indicated by his background, support his qualifications to serve on our Board of Directors.

Cleon P. Butterfield has served as a senior vice president and CFO for the Utah Housing Corporation (UHC) since 2001. Mr. Butterfield joined UHC in 1979 and has held various leadership capacities during his tenure including treasurer, director of operations, and director of program development among others. Mr. Butterfield is a licensed CPA. Mr. Butterfield has served on multiple affordable housing councils and committees. He is also a former member of the State of Utah Alternative Dispute Resolution Council. Additionally, he is a guest lecturer teaching about how low-income housing tax credits and tax-exempt bond financing produce a viable solution for low-income housing needs. Mr. Butterfield’s involvement in and knowledge of affordable housing, his experience in financial management, and his leadership and management skills, as indicated by his background, support his qualifications to serve as a Public Interest Independent Director on our Board of Directors. He currently serves as vice chair of the Housing and Community Investment Committee.

Douglas L. DeFries retired as the president and CEO of both BOU Bancorp, Inc. and the Bank of Utah in December 2022, positions he held since 2011. Mr. DeFries continues to serve as a director of both BOU Bancorp, Inc. and the Bank of Utah. Mr. DeFries joined Bank of Utah in 1986 as vice president-controller and was named executive vice president and CFO in 1992. In 2005, he was elected to the board of directors of Bank of Utah. From 1984 to 1986, Mr. DeFries served as vice president-controller at American Savings and Loan Association. Mr. DeFries was a staff accountant and manager with Peat Marwick, Mitchell & Co (now KPMG LLC) from 1980 to 1984. His finance industry service includes involvement in several state and national organizations. Mr. DeFries has served on the Community Bank Council of the American Bankers Association as Utah Representative and administrative committee member from 2016 to present. Mr. DeFries is the current chairman of the Money Management Council for the Utah State Treasurer. Over the past 30 years, Mr. DeFries has had multiple appointments on the board of directors for the Utah Bankers Association including chairman in 2018 to 2019. Mr. DeFries has served on the Board of Trustees of Utah Housing Corporation from 2011 to 2016 and as chairman in 2016. Mr. DeFries was also the chairman of the American Institute of Banking from 1995 to 1996. Mr. DeFries is also actively involved in the community and volunteers on several boards and organizations. Mr. DeFries’ past contributions include serving on the board of directors of the Ogden/Weber Chamber of Commerce, United Way of Northern Utah, and the Institutional Review Board for Intermountain Healthcare (IHC). Mr. DeFries holds a Bachelor of Arts (BA) degree in Accounting from Utah State University, graduating magna cum laude. He also earned a Master of Business Administration (MBA) degree from Utah State University. Mr. DeFries’ position as a director of a member institution and involvement in and knowledge of finance and accounting, as indicated by his background, support his qualification to serve on our Board of Directors. He currently serves as vice chair of the Compensation Committee.

Kim R. DeVore has served as the President and CEO of Jonah Bank in Cheyenne, Wyoming since 2020. Ms. DeVore previously served as CFO of Jonah Bank, since 2006. Ms. DeVore’s previous banking responsibilities include teller, operations, new accounts, cash management, as well as numerous other positions. Ms. DeVore is active in community organizations including the Two Fly Foundation, The Lyric, and the Central Wyoming Boys & Girls Club. She was the chair of the capital fundraising and development of WyoTowne at AmeriTowne; a program to teach fifth graders about civic and financial responsibility along with America’s free enterprise system and their important role in its success. Ms. DeVore has served on the Wyoming Business Council since 2015 and is a representative on the Federal Reserve Bank’s Community Depository Institution Advisory Council. Ms. DeVore’s position as an officer of a member institution and her involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve on our Board of Directors.

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
James W. Hunt has served as senior vice president and CFO of OnPoint Community Credit Union in Portland, Oregon, since May of 2009. Prior to joining OnPoint, Mr. Hunt spent eight years serving in several positions within the finance division of Washington Mutual in Seattle, most recently as a senior vice president within the treasury department. From 1987 to 2001, he held a variety of finance positions within Fleet Mortgage Group in Columbia, South Carolina. For seven years, Mr. Hunt served on the board of directors of Financial Beginnings, a non-profit financial education organization benefiting students and young adults in Oregon and Washington. He earned a Bachelor of Business Administration in Finance from Francis Marion College in South Carolina in 1987, and is a CPA (inactive) in Oregon and Chartered Financial Analyst (CFA). Mr. Hunt’s position as an officer of a member institution and his involvement in and knowledge of finance and accounting, as indicated by his background, support his qualifications to serve on our Board of Directors.

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
John A. Klebba has been the CEO and chairman of the board of Legends Bank in Linn, Missouri, and its holding company, Linn Holding Company, since April 2018. He previously served as the president, CEO, and chairman of the board of Legends Bank and its holding company, Linn Holding Company, since February 2004. Mr. Klebba has been with Legends Bank since 1991. Prior to that he was a partner in the Kansas City office of the law firm of Lewis Rice and Fingersh, where his practice concentrated on corporate and banking law. He is also the managing member of JHK Farm, LLC, a family-owned cow/calf operation in Osage County, Missouri. Mr. Klebba is a former member of the board of the American Bankers Association and a former chairman of the Missouri Bankers Association. He is currently the chairman of the Board of Regents of the State Technical College of Missouri, a member of the board of the Missouri Higher Education Savings Program, as well as a board member of a number of charitable organizations. Mr. Klebba holds both a Juris Doctor degree and MBA degree from the University of Notre Dame. Mr. Klebba’s position as an officer of a member institution and his involvement in and knowledge of finance, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Risk and Compliance Committee and vice chair of the Audit Committee.
Wan-Chong Kung has served as funds director of Securian Funds Trust since October 2022. Ms. Kung has served as an independent trustee on the US Bancorp Global Fund Services board of directors, where she has been a member of the audit and governance committees, since 2020. Ms. Kung served as the senior vice president, senior fund manager, head of rates strategy at Nuveen Asset Management from 2011 to 2019. Prior to that, Ms. Kung spent 12 years serving as a managing director and fund manager at US Bancorp Asset Management. Ms. Kung is a CFA and holds an MBA and a master’s degree in management information systems from the University of Minnesota. Ms. Kung’s involvement in and knowledge of capital markets and her leadership and management skills, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as vice chair of the Finance Committee.

Russell J. Lau has served as the chairman and CEO of Finance Factors Limited, a minority depository FDIC insured institution based in Honolulu, Hawaii, since 1998. Mr. Lau serves as the chairman, president, and CEO of Finance Enterprises, Ltd., the parent company, since 2004. In connection with his service with Finance Enterprises, he is the chairman and CEO of Finance Insurance, Ltd., a Hawaii independent insurance agency and chairman and CEO of Finance Realty, Ltd., and Waipono Inc., real estate investment/development and management companies. Mr. Lau previously served on the boards of both the Federal Home Loan Bank of Seattle from 2005 to 2015 and Des Moines from 2015 to 2017. Mr. Lau is a member and former president of the Hawaii Bankers Association Executive Committee and has been a member of the Financial Executives Institute. Mr. Lau is active in the community and serves on the American Judicature Society (treasurer), Palolo Chinese Home, St. Andrew’s Schools (former chair), Assets School (former treasurer), and is the current president of the Chinese Chamber of Commerce of Hawaii. Mr. Lau was formerly the chair of the East West Center Foundation and secretary of Catholic Charities, and member of Aloha Council Boy Scouts of America, American Youth Soccer Organization, The Early School, and Junior Achievement. Mr. Lau became a member of the FDIC’s Minority Depository Institutions Subcommitteee to the Advisory Committee on Community Bank in May 2022. Mr. Lau has a bachelor’s and master’s degree in finance from the University of Puget Sound and the University of Oregon, respectively. He also graduated from Pacific Coast Banking School at the University of Washington. Mr. Lau’s position as an officer of a member institution and his involvement in and knowledge of financial management, as indicated by his background, support his qualifications to serve on our Board of Directors.

Lauren M. MacVay is currently the CEO of True North Federal Credit Union in Juneau, Alaska, a position she has held since 2004. Ms. MacVay has 27 years of banking experience. Prior to her current role, she held various leadership and management roles after joining True North Federal Credit Union in 1995. Before relocating to Alaska and beginning her banking career, Ms. MacVay was a practicing attorney in Pennsylvania for several years. Ms. MacVay has held numerous board positions and currently serves on the board of directors of the Alaska Credit Union League and the Financial Reality Foundation. Ms. MacVay’s position as an officer of a member institution and her involvement in and knowledge of finance, as indicated by her background, support her qualifications to serve on our Board of Directors. She currently serves as chair of the Technology Committee and vice chair of the Risk and Compliance Committee.

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

Siva G. Narendra is CEO of tyfone, Inc., a digital banking technology company in Portland, Oregon, he co-founded in 2004. Dr. Narendra has served as its CEO since 2011. Dr. Narendra is an inventor with more than 100 patents. Inventions he patented have led to the launch of OneIDLab, a digital security company, and iCashe, a digital payment fintech. Prior to becoming an entrepreneur, Dr. Narendra was a Senior Staff Scientist at Intel’s Corporate Technology Group where his contributions led to the issuance of 75 patents. Dr. Narendra is a published author and has more than 60 peer-reviewed papers. In addition to serving on the boards of the two technology companies he co-founded, tyfone, Inc. and iCashe, Dr. Narendra was a board member at OnPoint Community Credit Union from 2017 to 2020. Dr. Narendra holds a Ph.D. in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology (MIT) in Cambridge, Massachusetts. Dr. Narendra’s involvement in and knowledge of finance and technology, as indicated by his background, support his qualifications to serve as an Independent Director on our Board of Directors.

Carol K. Nelson served as CEO and president of Monzo, Inc. from 2021 to 2022. Ms. Nelson served as a strategic advisor to Monzo in its application for a national bank charter for Monzo Bank USA N.A from 2019 to 2021. She was an executive for KeyBank from 2015 to 2019. Ms. Nelson served as KeyBank’s pacific region executive and market president, was a member of KeyBank’s executive council, and director and trustee for the KeyBank Foundation. Ms. Nelson was appointed by Governor Inslee to serve as the CEO of the Washington State Department of Revenue from January 2013 to 2015. She served as the CEO and president of Cascade Bank in Everett, Washington from January 2001 to June 2011. She began her banking career at Seafirst Bank which was acquired by Bank of America in 1982 and served in several positions culminating as senior vice president and northern region executive. Ms. Nelson currently serves on the board for United Way of King County and as chair of the board of the Washington State Major League Baseball Public Facilities District. She is a former director of the Federal Reserve Bank of San Francisco, Seattle Branch, serving two terms (2007 to 2009 and 2015 to 2017). She is a past board member of Pacific Coast Banking School and a past board chair of the Washington Bankers Association. She earned a BA in Finance from Seattle University and an MBA from Seattle University. Ms. Nelson’s involvement in and knowledge of financial management, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as vice chair of the Technology Committee.
Executive Officers
The following persons currently serve as executive officers of the Bank:

			Position Held
Executive Officer	Age	Position Held	Since
Kristina K. Williams	58	President and Chief Executive Officer	January 2020
James G. Livingston	57	Chief Financial Officer	January 2023
Joelyn R. Jensen-Marren	57	Chief Risk and Compliance Officer	January 2023
William W. Osborn	57	Chief Business Officer	August 2020
Kevin T. Larkin	54	Chief Information Officer	March 2020
Katherine A. Steinke	54	Chief Human Resources Officer	December 2021
Robert W. Dixon	48	General Counsel and Corporate Secretary	September 2022
Kelly E. Rasmuson	60	Chief Audit Executive	June 2016
Deborah G. Baldwin	61	Chief Diversity, Equity, and Inclusion Officer	May 2020
Jennifer J. Fox	63	Regulatory Relations Director	May 2020
Cherie Schuler	58	Senior Director of Member and Financial Operations	June 2022

Kristina K. Williams is currently serving as President and CEO, a position she has held since January 2020. She began her association with the Federal Home Loan Bank System in 2004. Prior to her current role, she served as the COO of the Federal Home Loan Bank of Pittsburgh (Pittsburgh Bank), a position she held from 2011 to 2019. In that role, Ms. Williams had responsibility for all member-facing departments, including community investment, communications, product delivery, member services, and IT. In her 15 years with the Pittsburgh Bank she also held positions of chief accounting officer, CFO, and acting CRO. Prior to working for the Pittsburgh Bank, Ms. Williams spent 12 years with PNC Financial Services in its wholesale bank and six years in public accounting. She is currently serving on the boards of Greater Des Moines Habitat for Humanity and the Greater Des Moines Partnership. She formerly served as vice chair of the West Liberty University (WLU) Board of Governors. Ms. Williams also previously served as the development committee chair of the board of directors for Strong Women Strong Girls of Pittsburgh. Ms. Williams has an undergraduate degree from WLU and Masters of Professional Accountancy from West Virginia University. She is also a CPA (inactive) and received an honorary Doctor of Humane Letters degree from WLU in 2015.

James G. Livingston is currently serving as CFO, a position he has held since January 2023. In his role, Mr. Livingston has management responsibility for the accounting and financial reporting, capital markets, financial controls, and strategic planning functions. He previously served as executive vice president and Director of Municipal & Institutional Services, senior vice president, and vice president at Zions Bancorporation, National Association, located in Salt Lake City, Utah, since 2017, 2011 and 2005, respectively. Prior to joining Zions in 2005, Mr. Livingston worked for Ziff Brothers Investments, in New York City, as a quantitative strategist and as Director of Financial Research. Mr. Livingston was elected to the Seattle Bank’s board from the state of Utah in 2007. After the merger with the Bank in 2015, he served as a director on the Bank’s Board until 2021. Mr. Livingston served as the Board Chair from 2020 to 2021. He also previously served as an assistant professor of accounting at Southern Methodist University in Dallas, Texas.

Joelyn R. Jensen-Marren is currently serving as Chief Risk and Compliance Officer (CRCO), a position she has held since January 2023. In her role, Ms. Jensen-Marren has responsibility for the Bank’s enterprise risk management area, including credit risk, market risk, operational risk, and model risk. Ms. Jensen-Marren previously served as the CFO beginning in June 2019. Prior to serving as CFO, Ms. Jensen-Marren served as senior vice president, director of portfolio strategy from 2014 to 2019. Ms. Jensen-Marren joined the Bank in 1999 and has served in various leadership roles including market risk manager and financial risk officer. Prior to joining the Bank, Ms. Jensen-Marren served as manager of portfolio investments at Centura Bank in Rocky Mount, North Carolina. She currently serves on the Polk County Housing Trust Fund Board. Ms. Jensen-Marren received her undergraduate degree from Iowa State University with a Master’s degree from the University of Colorado, Denver.

William W. Osborn is currently serving as Chief Business Officer (CBO), a position he has held since August 2020. Mr. Osborn is responsible for the Bank’s member-facing departments, including community investment, funding product group, member strategies and marketing, and the mortgage product group. Prior to joining the Bank, he served as senior vice president and CFO of the Federal Home Loan Bank of Topeka (Topeka Bank), a position he held from 2010 to 2020. Mr. Osborn also served as director of product profitability and pricing of the Topeka Bank from 2006 to 2007. Mr. Osborn was promoted to director of banking strategies in January 2008, to first vice president in April 2008, and to senior vice president in April 2009. Mr. Osborn is a CFA and member of the CFA Institute. Mr. Osborn received his undergraduate degree from Brigham Young University and MBA degree from Westminster College.

Kevin T. Larkin is currently serving as Chief Information Officer (CIO), a position he has held since March 2020. Mr. Larkin oversees the Bank’s IT, information security, enterprise procurement and vendor management, and business resiliency and facility management departments. Prior to joining the Bank, Mr. Larkin served as vice president, managing director, IT operations of the Federal Home Loan Bank of Chicago (Chicago Bank) since 2019. He previously served as the vice president, managing director, IT risk, compliance, and administration of the Chicago Bank from 2018 to 2019. Prior to joining the Chicago Bank, Mr. Larkin served as assistant vice president of business systems and IT governance for Illinois Mutual Life Insurance from 2014 to 2018. In addition, Mr. Larkin previously served as the director of business solutions for the Pittsburgh Bank from 2001 to 2014. He has earned a bachelors degree from Gannon University and both an MBA degree and Master’s in Information Systems Management from Duquesne University.

Katherine A. Steinke is currently serving as Chief Human Resources Officer (CHRO), a position she has held since December 2021. Ms. Steinke has management responsibility for the human resources department. Prior to joining the Bank, Ms. Steinke previously served as vice president, human resources, for Farm Credit Services of America in Omaha, Nebraska from 2017 to 2021. Prior to her tenure at Farm Credit Services of America, she served as director, human resources at Glacial Lakes Energy in Watertown, South Dakota from 2011 to 2017. Ms. Steinke earned her undergraduate degree from the University of Nebraska Medical Center and a Master’s in HR Management/Labor and Employment Relations from Penn State University.

Robert W. Dixon is currently serving as General Counsel and Corporate Secretary, a position he has held since September 2022. Mr. Dixon has management responsibility for the Bank’s legal department. He advises management and the Board of Directors on all legal matters impacting the Bank, including those involved with establishing or changing business direction, as well as all matters concerning SEC reporting and corporate governance. Mr. Dixon previously served as Vice President and Deputy General Counsel from 2021 to 2022 and Vice President and Associate General Counsel from 2013 to 2021. Prior to joining the Bank, Mr. Dixon practiced law at Davis Brown Law Firm in Des Moines, Iowa from 2010 to 2013 and at Vedder Price P.C. in Chicago, Illinois from 2001 to 2010. Mr. Dixon received his undergraduate degree from the University of Iowa and his Juris Doctor degree from Drake University Law School. He graduated from the Greater Des Moines Leadership Institute in 2013 and currently serves as Board President for Big Brothers Big Sisters of Central Iowa.

Kelly E. Rasmuson is currently serving as Chief Audit Executive, a position he has held since 2016. Mr. Rasmuson joined the Bank in 2006 as director of Internal Audit and became Senior Vice President in 2007. Mr. Rasmuson has management responsibility for the internal audit department. Prior to joining the Bank, Mr. Rasmuson held positions of increasing responsibility with the internal audit department at Principal Financial Group in Des Moines, Iowa from 1997 to 2006. Before moving to Iowa, he worked in a variety of positions at multiple companies in Columbus, Ohio, including audit roles with one of the large international accounting firms. Mr. Rasmuson received his undergraduate degree from the University of Northern Iowa and his MBA from Xavier University. He is also a Certified Internal Auditor and CPA.

Deborah G. Baldwin is currently serving as Chief DEI Officer, a position she has held since May 2020. In this role, Ms. Baldwin oversees all aspects of the Banks’ DEI efforts, as well as the Bank’s Office of Minority and Women Inclusion (OMWI). Prior to joining the Bank, she consulted on diversity and inclusion strategy development and execution from 2018 to 2020. Prior to consulting, Ms. Baldwin was the deputy director, OMWI, at the National Credit Union Administration from 2016 to 2018. In addition, Ms. Baldwin previously served as assistant vice president, diversity and inclusion, at the Federal Reserve Bank of Chicago from 2011 to 2014. Ms. Baldwin received her undergraduate degree from Georgia State University and holds certifications in unconscious bias training and the Intercultural Development Inventory designed to assess cross-cultural competence.

Jennifer J. Fox is currently serving as Regulatory Relations Senior Director, a position she has held since May 2020. Ms. Fox leads regulatory relations with the Finance Agency, Board, and Executive Team and is responsible for formal communications with the Finance Agency on behalf of the Bank. Ms. Fox has served in the Banks’ internal audit department since joining the Bank in 1998, holding various positions of increased responsibility, most recently as the Bank’s vice president and director of internal audit from April 2018 to May 2020. Ms. Fox received her undergraduate degree from Iowa State University and holds several internal auditing certifications, including Certified Internal Auditor.

Cherie Schuler is currently serving as the Senior Director of Member and Financial Operations, a position she has held since June 2022. Ms. Schuler previously served as Director of Member Financial Operations from 2018 to 2022, and has held various roles since joining the Bank in 1984. In her role, Ms. Schuler oversees the member and financial operations of the Bank, which includes the advance funding desk, membership, collateral management, business process mapping, and other bank operations. She also serves as the Office of Foreign Assets Control (OFAC) officer. Ms. Schuler earned her business degree from Upper Iowa University and is certified in Banking Operations and Technology from Vanderbilt University. Ms. Schuler is also an Accredited Automated Clearing House Professional.
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
The members of our Audit Committee for 2023 are Ruth Bennett (chair), John Klebba (vice chair), Cleon Butterfield, Edward Garding, James Hunt, Russell Lau, and Elsie Meeks. The Audit Committee held a total of 13 meetings in 2022. As of February 28, 2023, the Audit Committee has held one meeting in 2023 and is scheduled to hold 11 meetings throughout the remainder of 2023. Refer to Exhibit 99.1 of this 2022 Annual Report for the Audit Committee Report.
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

This section describes and analyzes our 2022 executive compensation program for:

•the executive officer serving as CEO during 2022;

•the executive officer serving as CFO during 2022; and

•the three other most highly compensated executive officers who were serving as executive officers on December 31, 2022.

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

iii.    Structure our total compensation package for NEOs so that it is competitive relative to market. Our competitive market primarily consists of FHLBanks, commercial banks, and other financial services companies. We consider total compensation to be competitive at the 50th percentile of the market data.

iv.     Align with the Bank’s mission and culture.

In 2022, we executed on our executive compensation philosophy to provide competitive compensation to our NEOs that was aligned to the achievement of business objectives and Bank performance.

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

BASE SALARY

Base salary is a fixed component of our NEOs’ total compensation that is intended to provide a level of compensation necessary to attract and retain highly qualified executives. The Compensation Committee generally reviews the level of base salaries annually for all of our NEOs and approves and recommends to the Board of Directors adjustments to base salary for our President and CEO.

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

EXECUTIVE INCENTIVE PLAN

In November 2021, the Compensation Committee approved the 2022 EIP, and in February 2022, approved the Bank-wide goal measures. In addition, we received a non-objection letter from the Finance Agency for our 2022 EIP in May of 2022. The EIP includes an annual cash incentive and a deferred cash incentive. The Compensation Committee considers a variety of safety and soundness measures to determine the appropriate incentive payouts, such as (i) operational errors or omissions that result in material revisions to the financial results, information submitted to the Finance Agency, or data used to determine incentive payouts, (ii) whether submission of information to the SEC, Office of Finance, or Finance Agency is untimely, (iii) whether the organization fails to make sufficient and timely progress, as determined by the Finance Agency, in the remediation of examination, monitoring, and other supervisory findings and matters requiring attention, (iv) failure to make sufficient progress in improving Finance Agency examination ratings, or (v) whether the Bank has sufficient capital to pay dividends and repurchase member stock. If one of the above occurs, the Compensation Committee will consider the facts and circumstances and reduce incentive awards commensurate with the materiality of the exception relative to our financial and operational performance and financial reporting responsibilities.

Under the EIP, our NEOs are required to defer 50 percent of their total cash incentive for three years following the end of the performance plan period. Beginning in 2021, the deferred opportunities are subject to the Bank’s sustained achievement of the safety and soundness measures described above and approvals by the Compensation Committee and Board of Directors. The 2022 deferred opportunities are payable in 2026. The total deferred award payout may include a four percent interest rate, calculated annually, also subject to the Bank’s sustained achievement of the safety and soundness measures. Prior to 2021, the deferred opportunities were also subject to the quarterly average of our MVCS. For more information on the calculation of deferred awards prior to 2021, refer to “Item 11. Executive Compensation — Elements of Executive Compensation” in our 2020 Form 10-K.

The 2022 EIP provides that unless otherwise directed by the Compensation Committee, payments under the EIP shall be made in a lump sum through regular payroll distribution, typically within 75 days after the end of the calendar year for which the performance or deferral period is ended, but in any event by the end of the calendar year following the performance or deferral period.

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

For additional information about our EIP, see “EIP Award Opportunities” and “EIP Performance Measures and Results” in this Item 11.

RETIREMENT BENEFITS
 We participate in the Pentegra Defined Benefit Plan for Financial Institutions (DB Plan), a tax-qualified defined benefit pension plan. In August of 2016, our Board of Directors elected to freeze the DB Plan effective January 1, 2017. After the freeze, participants no longer accrue new benefits under the DB Plan.
In addition to the qualified DB Plan, we have one qualified defined contribution benefit plan, the Federal Home Loan Bank of Des Moines 401(k) Savings Plan (DC Plan). We also offer the Benefit Equalization Plan (BEP), a nonqualified retirement plan which includes both a nonqualified defined contribution plan and a nonqualified defined benefit plan. The BEP allows the NEOs to receive amounts they would have been entitled to receive under the DB Plan and/or the DC Plan had the plans not been subject to Internal Revenue Code contribution limitations. In August of 2016, our Board of Directors elected to freeze the BEP defined benefit plan effective January 1, 2017 in conjunction with the freeze of the DB Plan. After the freeze, participants no longer accrue new benefits under the BEP defined benefit plan.

The table below shows which retirement plans each NEO participates in:

NEO	Principal Position	Retirement Plans
Kristina K. Williams	President and CEO	b, c
Joelyn R. Jensen-Marren[1]	CFO	a, b
William W. Osborn	CBO	b, c
Duane V. Creel	CRCO	b, c
Kevin T. Larkin	CIO	b, c

1    Ms. Jensen-Marren was eligible to participate in the BEP DC Plan; however, she did not elect to participate during 2022.

a) DB Plan
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

Finance Agency Oversight - Executive Compensation

In addition to our internal processes, the Finance Agency has oversight authority over our executive compensation. The FHLBanks provide all compensation actions affecting their NEOs to the Finance Agency for review.

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

Analysis Tools the Compensation Committee Uses

For 2022, the Compensation Committee engaged McLagan Partners to conduct an assessment and make recommendations regarding compensation for our executives based on the results of their competitive analysis. This included identification of sources of market data for purposes of the competitive compensation assessments of base pay and annual and deferred cash incentives. This analysis compared the compensation of our executives utilizing the following sources:

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

Compensation Decisions in 2022

How we compensate our NEOs sets the tone for how we administer pay throughout the entire Bank. For 2022, our Compensation Committee considered numerous factors (including those previously discussed) before deciding on the appropriate total compensation for our NEOs, in the context of the current business, operating, and regulatory environment, which are more fully described in the following narrative.

BASE SALARY LEVELS

The Compensation Committee followed its historical practice of adjusting base salaries after a review of individual performance and current compensation of our NEOs compared to survey data. The Compensation Committee determined increases in our President and CEO’s base salary for 2022 and, based on the President and CEO’s recommendations, that increases for the other NEOs were appropriate based on (i) our NEOs’ individual performance, contributions to the Bank, length of time in position, and changes in responsibilities, if applicable, and (ii) a review of the McLagan Partners’ executive compensation survey data.

For 2022, the following base salary increases were approved for our NEOs. These increases were reviewed by, and received non-objection from, the Finance Agency:

NEO	Principal Position	2022 Base Salary Increase from 2021
Kristina K. Williams	President and CEO	6.0%
Joelyn R. Jensen-Marren	CFO	5.2
William W. Osborn	CBO	5.9
Duane V. Creel[1]	CRCO	N/A
Kevin T. Larkin	CIO	7.4

1    Mr. Creel was appointed as the Bank’s CRCO on November 1, 2021 and retired on December 31, 2022; therefore, he was not subject to a merit increase for 2022.

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

Awards are paid to our NEOs based upon the achievement level of Bank-wide goals as determined by the Compensation Committee. In addition, 50 percent of the incentive award for NEOs is deferred for three years following the end of the performance period, and subject to the Bank’s sustained achievement of the applicable safety and soundness measures, as defined in the EIP, and Compensation Committee’s and Board of Directors’ approvals at the time of payment.

The annual and deferred EIP award opportunities for our NEOs in 2022 were a percentage of base salary as follows:

Title	Incentive Plan	Threshold	Target	Maximum
President and CEO	Annual	25.0%	42.5%	50.0%
	Deferred	25.0%	42.5%	50.0%
Other NEOs	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%

The following table provides estimated potential payouts under our EIP:

2022 Grants of Plan-Based Awards
	Estimated Future Payouts Under Non-Equity Incentive Plan Awards[1]
NEO	Threshold	Target	Maximum
Kristina K. Williams	$477,530	$811,801	$955,060
Joelyn R. Jensen-Marren	148,000	222,000	296,000
William W. Osborn	180,000	270,000	360,000
Duane V. Creel[2]	172,288	258,433	344,577
Kevin T. Larkin	146,000	219,000	292,000

1    Amounts consist of the annual incentive (50 percent of total incentive) and deferred incentive (50 percent of total incentive). The total deferred award payout may include four percent interest, calculated annually, which is not included in the table above. All deferred incentive and interest payments are subject to the Bank’s sustained achievement of the 2022 safety and soundness measures and Compensation Committee’s and Board of Directors’ approvals at the time of payment.

2    Mr. Creel’s estimated future payouts under the EIP are calculated based on his base salary; however, also include his vacation payout as this was paid out prior to his retirement on December 31, 2022 and was deemed a component of eligible wages.

EIP PERFORMANCE MEASURES AND RESULTS

In November 2021, the Compensation Committee approved the Bank-wide goals framework for 2022. In February 2022, the Compensation Committee approved the Bank-wide goal measures for 2022, which are summarized below:

i.Improvement of Advance Penetration is measured by the dollar amount of advance usage relative to each member’s total assets in the Bank’s district. The goal will be measured in comparison to the other Federal Home Loan Banks.

ii.Reduction of Operational Risk is measured by the completion of projects and initiatives in 2022 according to scope, timelines and success measures approved by management.

iii.Enhancement of Corporate Governance is measured by our efforts to remediate outstanding examination findings and enhance our risk, IT, project, and process management practices.

iv.Spread Between Adjusted Return on Capital Stock and SOFR While Maintaining Market Value Sensitivity within Limits is a measure of profitability in which GAAP net income is adjusted for certain non-routine or unpredictable items. For additional information on our adjusted earnings measure, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Adjusted Earnings.”

v.Diversity, Equity, and Inclusion is a measure of our progress on DEI initiatives.

The Bank’s EIP design has historically included Bank-wide goals. This plan design has resulted in reasonable payouts to our NEOs. We believe this plan design has accomplished and driven the behaviors of all employees, including our NEOs, in accordance with our Board of Directors’ expectations.

For 2022, NEO incentive awards are tied entirely to the achievement of Bank-wide goals. This weighting was determined by the Compensation Committee based upon the need for our NEOs to focus on certain strategic imperatives and/or strategies contained in our Strategic Business Plan.

When establishing the Bank-wide goals, the Compensation Committee and the Board of Directors anticipated that we would reasonably achieve the target level of performance aligned with objectives contained in our Strategic Business Plan. The maximum level provides a goal that is anticipated to be more challenging to reach, based on the previous year’s performance results and current market trends and conditions. The Bank-wide goal incentive awards are paid based on the actual results we achieve. The weightings for each goal area are generally aligned with our Strategic Business Plan and areas of key focus. The 2022 to 2024 Strategic Business Plan was approved by the Board of Directors in December of 2021.

On a regular basis during 2022, management provided updates to the Board of Directors on the status of performance relative to Bank-wide goals. The following table provides the 2022 EIP Bank-wide goals for our NEOs as well as our performance results, which were approved by the Board of Directors in February 2023:

Bank-wide Goals	2022 Results	Threshold	Target	Maximum
Improvement of Advance Penetration (20% Weight)	7th in the FHLBank System	9th in the FHLBank System	7th in the FHLBank System	5th in the FHLBank System
Reduction of Operational Risk (35% Weight)	6/7	2/7	4/7	6/7
Enhancement of Corporate Governance (15% Weight)	3/3	1/3	2/3	3/3
Spread Between Adjusted Return on Capital Stock and SOFR While Maintaining Market Value Sensitivity within Limits (20% Weight)	7.23%	3.50%	4.50%	5.50%
Diversity, Equity, and Inclusion (10% Weight)	5/5	2/5	3/5	5/5

The overall weighted achievement of the Bank-wide goals was 114.12 percent of target for our President and CEO and 126.67 percent of target for all other NEOs. Based on these results, the Compensation Committee awarded each NEO the amounts identified in the following table. We received a non-objection letter from the Finance Agency for the Bank-wide Performance awards in March 2023:

NEO	Annual Incentive	Deferred Incentive	Interest Earned on Deferred Incentive[1]	Total Bank-wide Performance Award[2]	Percent of Salary[3]
Kristina K. Williams	$463,214	$463,214	$13,991	$940,419	97%
Joelyn R. Jensen-Marren	140,604	140,604	4,281	285,489	76
William W. Osborn	171,005	171,005	5,172	347,182	76
Duane V. Creel[4]	163,678	—	—	163,678	39
Kevin T. Larkin	138,704	138,704	4,137	281,545	76
1    Represents four percent interest earned on the 2021 deferred incentive, which will be paid in 2025, subject to the Bank’s sustained achievement of the 2022 safety and soundness measures and Compensation Committee’s and Board of Directors’ approvals at the time of payment.
2    The Bank-wide Performance Award consists of annual incentive (50 percent of total incentive), paid in 2023, deferred incentive (50 percent of total incentive), and interest earned on deferred incentive, as footnoted above. The deferred incentive amounts were earned as of December 31, 2022, but will not be paid until 2026, and remain subject to the Bank’s sustained achievement of the 2022 safety and soundness measures and Compensation Committee’s and Board of Directors’ approvals at the time of payment.
3    Represents annual and deferred incentive, excluding interest earned on deferred incentive, as a percent of salary.
4    Mr. Creel retired from the Bank on December 31, 2022, and his age and tenure of employment did not meet the requirements of a qualified retirement under the terms of the EIP. As a result, he was not eligible to receive a deferred incentive for 2022.

The following table illustrates for each NEO the maximum amount of unpaid deferred awards as of December 31, 2022 distributable under the EIP for 2019, 2020, 2021, and 2022, assuming the Bank achieved all applicable safety and soundness measures and no additional discretion is exercised by the Board of Directors:

NEO	Amount Distributable in 2023[1]	Amount Distributable in 2024[1]	Amount Distributable in 2025[2]	Amount Distributable in 2026[2]	Total
Kristina K. Williams	$—	$404,713	$393,480	$521,052	$1,319,245
Joelyn R. Jensen-Marren	70,175	131,364	120,407	158,159	480,105
William W. Osborn	—	68,419	145,485	192,357	406,261
Duane V. Creel[3]	—	—	—	—	—
Kevin T. Larkin	—	98,724	116,354	156,023	371,101
1     Represents the 2019 and 2020 deferred incentive awards payable in 2023 and 2024, and includes the maximum MVCS multiplier of 110 percent.
2    Represents the 2021 and 2022 deferred incentive awards payable in 2025 and 2026, and includes four percent interest, compounded annually, over the three-year deferral period.
3    Mr. Creel retired from the Bank on December 31, 2022, and his age and tenure of employment did not meet the requirements of a qualified retirement under the terms of the EIP. As a result, he was not eligible to receive a deferred incentive for 2022.

SUMMARY COMPENSATION TABLE

The following table provides compensation information for our NEOs, as applicable, for the years ended December 31, 2022, 2021, and 2020:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Non-Qualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Kristina K. Williams[4]	2022	$955,060	$—	$940,419	$—	$94,851	$1,990,330
President and CEO	2021	901,000	—	699,604	—	623,518	2,224,122
	2020	811,413	500,000	735,842	—	205,410	2,252,665
Joelyn R. Jensen-Marren	2022	370,000	—	285,489	—	30,500	685,989
CFO	2021	351,740	—	214,084	—	29,000	594,824
	2020	340,000	—	238,844	267,000	28,500	874,344
William W. Osborn[5]	2022	450,000	—	347,182	—	53,856	851,038
CBO	2021	425,000	50,000	258,672	—	41,375	775,047
Duane V. Creel[6]	2022	425,000	—	163,678	—	55,198	643,876
CRCO
Kevin T. Larkin[7]	2022	365,000	—	281,545	—	39,038	685,583
CIO	2021	339,900	125,000	206,876	—	31,000	702,776
	2020	255,521	125,000	179,498	—	69,816	629,835

1    The components of this column for 2022 consist of annual incentive (50 percent of total incentive), paid in 2023, deferred incentive (50 percent of total incentive), and four percent interest earned on the 2021 deferred incentive. The deferred incentive amounts were earned as of December 31, 2022, but will not be paid until 2026. Both the deferred incentive and interest remain subject to the Bank’s sustained achievement of the 2022 safety and soundness measures and Compensation Committee’s and Board of Directors’ approvals at the time of payment.
2    Represents the change in value of the DB Plan. During 2022, Ms. Jensen-Marren’s pension value decreased by $517,000. In accordance with SEC disclosure requirements, negative amounts are not included in this table. All earnings on non-qualified deferred compensation are at the market rate and therefore are also not required to be included in this table.
3    The components of this column for 2022 are provided in the “Components of All Other Compensation” table within this Item 11.
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
5    Mr. Osborn was appointed CBO on August 3, 2020 and was not an NEO in 2020. Mr. Osborn received a one-time bonus in 2021 following the completion of one year of employment with the Bank.
6    Mr. Creel served as CRCO from November 1, 2021 until his retirement on December 31, 2022. Mr. Creel’s age and tenure of employment did not meet the requirements of a qualified retirement under the terms of the EIP. As a result, he was not eligible to receive a deferred incentive for 2022. He was not an NEO in 2021.
7    Mr. Larkin’s 2020 salary, non-equity incentive, and all other compensation are based on the period of his employment with the Bank from March 23, 2020 through December 31, 2020. Mr. Larkin also received a one-time bonus in 2020 related to the start of his employment with the Bank and a one-time bonus in 2021 following the completion of one year of employment with the Bank.

COMPONENTS OF ALL OTHER COMPENSATION

	Bank Contributions to Vested Defined Contribution Plans
NEO	DC Plan	BEP DC Plan	Retirement[1]	Perquisites and Other Personal Benefits	Total
Kristina K. Williams	$16,856	$68,646	$—	$9,349	$94,851
Joelyn R. Jensen-Marren[2]	30,500	—	—	—	30,500
William W. Osborn	29,382	24,474	—	—	53,856
Duane V. Creel	20,074	29,403	5,721	—	55,198
Kevin T. Larkin	30,500	6,538	—	2,000	39,038

1    Mr. Creel retired from the Bank on December 31, 2022. He received a payout of $5,721 for unused vacation.

2    Ms. Jensen-Marren did not participate in the BEP DC Plan during 2022.

Benefits and Retirement Philosophy

We consider benefits to be an important aspect of our ability to attract and retain qualified employees and therefore we design our programs to be competitive with other financial services businesses. The following is a summary of the retirement benefits that certain NEOs were eligible to receive.

QUALIFIED DEFINED BENEFIT PLANS

All employees who have met the eligibility requirements participate in our DB Plan, administered by Pentegra. In 2016, our Board of Directors elected to freeze the DB Plan effective January 1, 2017. After the plan freeze, participants no longer accrue any new benefits under the DB Plan. Our CFO participated in our DB Plan prior to the freeze.

The pension benefits payable under the DB Plan for the CFO were determined using a pre-established formula that provides a retirement benefit payable at age 65 or normal retirement under the plan. The benefit formula is 2.25 percent per each year of the benefit service multiplied by the highest three consecutive years’ average compensation. Average compensation is defined as the total taxable compensation as reported on the IRS Form W-2 (excluding deferred award payouts). In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan. Upon termination of employment prior to age 65, participants meeting the five-year vesting and age 55 early retirement eligibility criteria, or in certain instances age 45 if employed prior to 2004, are entitled to an early retirement benefit. The regular form of retirement benefits provides a single life annuity or additional payment options are also available. The benefits are not subject to offset for Social Security or any other retirement benefits received.

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

2022 Pension Benefits Table
NEO	Plan Name	Number of Years Credited Service	12/31/21 Present Value of Accumulated Benefit	12/31/22 Present Value of Accumulated Benefit	Change in Present Value of Accumulated Benefit
Kristina K. Williams	DB Plan	—	$—	$—	$—
Joelyn R. Jensen-Marren	DB Plan	16.67	1,660,000	1,143,000	(517,000)
William W. Osborn	DB Plan	—	—	—	—
Duane V. Creel	DB Plan	—	—	—	—
Kevin T. Larkin	DB Plan	—	—	—	—

QUALIFIED DEFINED CONTRIBUTION PLANS

All employees who have met the eligibility requirements may elect to participate in our DC Plan, a retirement savings plan qualified under the Internal Revenue Code. Employees (including NEOs) may receive a match on employee contributions at 100 percent up to six percent of eligible compensation. Employees are eligible for the match immediately and all matching contributions are immediately 100 percent vested. Effective January 1, 2017, in conjunction with the freeze of the DB Plan, all employees began receiving an additional Bank contribution of eligible compensation (generally four percent) to the DC Plan following the end of each calendar year. Vesting in the additional contribution is 100 percent at the completion of three years of service.

NON-QUALIFIED DEFINED CONTRIBUTION PLAN

Our NEOs are eligible to participate in the BEP DC Plan, a non-qualified defined contribution plan that is similar to the DC Plan. The BEP DC Plan ensures, among other things, that participants whose benefits under the DC Plan would otherwise be restricted by certain provisions of the Internal Revenue Code are able to make elective pre-tax deferrals and to receive a matching contribution relating to such deferrals. The investment returns credited to a participating NEO’s account are at the market rate for the NEO’s selected investment. The selections may be altered at any time. Aggregate earnings are calculated by subtracting the 2021 year-end balance from the 2022 year-end balance, less the NEO’s and Bank’s contributions. The Bank immediately matches 100 percent of NEOs’ contributions up to six percent of salary for salary and incentive deferrals (except for the deferred component of the incentive). Effective January 1, 2021, participants were eligible to receive an additional Bank contribution (generally four percent) of eligible compensation above the limits set forth by the Internal Revenue Code into the BEP DC Plan following the end of each calendar year. In addition, we may elect to provide a discretionary contribution to an executive upon approval by the Board of Directors and subject to non-objection by the Finance Agency.

2022 Non-Qualified Deferred Compensation Table
NEO	Executive Contributions In Last FY1	Bank Contributions In Last FY2	Aggregate Earnings (Losses) In Last FY3	Aggregate Balance At Last FYE[4]
Kristina K. Williams	$334,271	$68,646	$(116,793)	$1,878,118
Joelyn R. Jensen-Marren[5]	—	—	—	—
William W. Osborn	27,000	24,474	(11,496)	89,694
Duane V. Creel	297,500	29,403	(1,037)	318,138
Kevin T. Larkin[5]	—	6,538	(332)	1,737

1    Amounts represent NEOs’ contributions for 2022, which include the base salary deferral into the BEP during 2022 as well as the amount of the 2022 incentive the NEO has deferred into the BEP in 2023. Amounts shown are included in both the “Salary” and “Non-Equity Incentive” columns of the “Summary Compensation Table” in this Item 11.

2    Amounts represent the Bank’s contributions for 2022, which includes the base salary match into the BEP during 2022 as well as the amount of the 2022 incentive the Bank has matched and will deposit into the BEP in 2023, and a discretionary contribution deposited into the BEP in 2023. Amounts shown are included in the “All Other Compensation” column of the “Summary Compensation Table” in this Item 11.

3    All earnings on non-qualified deferred compensation are at the market rate. As a result, these amounts are not shown in the “Summary Compensation Table” in this Item 11.

4    Amounts represent the NEOs’ balances on December 31, 2022. Ms. Williams’ aggregate balance includes $1,555,039 of contributions reported in a prior year “Summary Compensation Table”. Mr. Osborn’s aggregate balance includes $51,178 of contributions reported in a prior year “Summary Compensation Table”. Mr. Larkin’s aggregate balance includes $2,069 of contributions reported in a prior year “Summary Compensation Table”.

5    Ms. Jensen-Marren did not participate in the BEP DC Plan during 2022.

CEO Compensation Pay Ratio

As required by Item 402(u) of Regulation S-K, we are providing the following information:

For 2022, our last completed fiscal year:

i.The median of the annual total compensation of all employees of the Bank (other than Ms. Williams), was $141,478; and
ii.The annual total compensation of Ms. Williams, our President and CEO, was $1,990,330.

Based on this information, the ratio for 2022 of the annual total compensation of our President and CEO to the median of the annual total compensation of all employees is 14 to 1.

We identified our median employee and calculated our pay ratio in accordance with SEC rules and methods for disclosure as described below. This methodology is consistent with the methodology used for the year ended December 31, 2021.

i.SEC rules allow us to identify our median employee once every three years unless there has been a change in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change in our pay ratio disclosure. We believe there have been no changes in our employee population or employee compensation arrangements that would result in a significant change to this pay ratio disclosure.

ii.We last identified our employee population as of December 31, 2021, including any full-time, part-time, temporary, and seasonal employees employed on that date. This date was selected because it aligned with the calendar and fiscal year end and allowed us to identify employees in a reasonably efficient manner.

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

v.For 2022, based on use of the same median employee identified in 2021, we reviewed 2022 compensation for this identified median employee, which was calculated by adding together all of the elements of this employee’s compensation for 2022 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $141,478.

vi.With respect to the annual total compensation of our President and CEO, we used the 2022 amount reported in the “Total” column of our “Summary Compensation Table” in this Item 11.

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

“Good Reason” generally means a reduction in the NEO’s base salary or incentive plan bonus opportunity, unless as part of a nondiscriminatory cost reduction applicable to the Bank’s total compensation budget; a reduction in the NEO’s corporate officer title, a material change by the Bank in the geographic location in which the NEO is required to perform services, or a material breach of the employment agreement, as applicable, by the Bank.

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

A copy of the employment agreement for our President and CEO is set forth in “Item 15. Exhibits and Financial Statements Schedules”, and is also summarized further below.

All other NEOs were subject to Bank policies during 2022, and the tables set forth the compensation payable to them under such policies, specifically related to incentive plan awards and unused vacation payouts.

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

Assuming one or more of the previously discussed events triggering receipt of termination payments had occurred as of December 31, 2022, the total amounts payable to our NEOs are outlined in the table below:

Termination For Cause or Without Good Reason
NEO	Severance Pay[1]	Annual Incentive[2]	Deferred Incentive[2]	Vacation Payout[3]	Total
Kristina K. Williams	$—	$—	$—	$44,080	$44,080
Joelyn R. Jensen-Marren[4]	—	—	—	8,538	8,538
William W. Osborn[4]	—	—	—	34,615	34,615
Duane V. Creel[4,5]	—	—	—	—	—
Kevin T. Larkin[4]	—	—	—	3,861	3,861

1    Termination under these circumstances would not result in severance payments from the Bank but would result in payment of salary earned through December 31, 2022, as reflected under the “Salary” column of the “Summary Compensation Table” in this Item 11.

2    Termination under these circumstances would not result in an incentive award payment since the award would have already been received as of December 31, 2022.

3    This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

4    As of December 31, 2022, no employment agreement was in force between the Bank and the NEO. However, all employees are eligible to receive a payout in connection with unused vacation according to Bank policies.

5    Mr. Creel retired from the Bank on December 31, 2022, and his unused vacation was paid out prior to his retirement.

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

Assuming one or more of the previously discussed events triggering receipt of termination payments had occurred as of December 31, 2022, the total amounts payable to our NEOs are outlined in the table below:

Termination Without Cause or For Good Reason
NEO	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Kristina K. Williams	$1,910,120	$869,114	$1,319,245	$44,080	$4,142,559
Joelyn R. Jensen-Marren[2]	—	—	—	8,538	8,538
William W. Osborn[2]	—	—	—	34,615	34,615
Duane V. Creel[2,3]	—	—	—	—	—
Kevin T. Larkin[2]	—	—	—	3,861	3,861

1     This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

2    As of December 31, 2022, no employment agreement was in force between the Bank and the NEO. However, all employees are eligible to receive a payout in connection with unused vacation in accordance with Bank policies.

3    Mr. Creel retired from the Bank on December 31, 2022, and his unused vacation was paid out prior to his retirement.

Assuming one or more of the previously discussed events triggering receipt of termination payments had occurred as of December 31, 2022, the total amounts payable to our NEOs are outlined in the table below:

Termination Following Change in Control
NEO	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Kristina K. Williams	$2,855,629	$1,676,856	$1,319,245	$44,080	$5,895,810
Joelyn R. Jensen-Marren[2]	—	—	—	8,538	8,538
William W. Osborn[2]	—	—	—	34,615	34,615
Duane V. Creel[2,3]	—	—	—	—	—
Kevin T. Larkin[2]	—	—	—	3,861	3,861

1    This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

2    As of December 31, 2022, no employment agreement was in force between the Bank and the NEO. However, all employees are eligible to receive a payout in connection with unused vacation in accordance with Bank policies.

3    Mr. Creel retired from the Bank on December 31, 2022, and his unused vacation was paid out prior to his retirement.

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

Assuming one or more of the previously discussed events for the receipt of termination payments had occurred as of December 31, 2022, the total amounts payable to our NEOs are outlined in the table below:

Termination by Death, Disability, or Retirement
NEO	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Kristina K. Williams	$—	$463,214	$1,319,245	$44,080	$1,826,539
Joelyn R. Jensen-Marren[2]	—	140,604	480,105	8,538	629,247
William W. Osborn[2]	—	171,005	406,261	34,615	611,881
Duane V. Creel[2,3]	—	163,678	—	—	163,678
Kevin T. Larkin[2]	—	138,704	371,101	3,861	513,666

1    This amount represents accrued but unused vacation and would be paid in a lump sum upon termination.

2    As of December 31, 2022, no employment agreement was in force between the Bank and the NEO. However, all employees are eligible to receive the amounts disclosed in accordance with Bank policies.

3    Mr. Creel retired from the Bank on December 31, 2022, and his vacation payout was paid out prior to his retirement. Mr. Creel’s age and tenure of employment did not meet the requirements of a qualified retirement under the terms of the EIP. As a result, he was not eligible to receive a deferred incentive payout.

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

Ms. Williams’ incentive target will generally not be set lower than 85 percent of her base salary. The Bank paid, or reimbursed Ms. Williams for, all reasonable relocation expenses incurred by Ms. Williams in relocation to the Des Moines area up to the maximum of $250,000. Ms. Williams is also eligible for certain perquisites, including a car allowance in the amount of $750 per month.

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
Director Compensation

During 2022, the Board of Directors held 12 board meetings and 65 committee meetings. Pursuant to our Director Fee Policy, Directors receive one quarter of the annual compensation following the end of each calendar quarter. If it is determined at the end of the calendar year that a Director has attended less than 75 percent of the meetings they were required to attend during the year, the Director will not receive the fourth quarter payment for such calendar year.

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

The total expenses paid on behalf of the Board of Directors for travel and other reimbursed expenses for 2022 was $295 thousand and annual compensation paid to the Board of Directors, by position, for 2022 was as follows:

Board of Director Position	2022
Chair	$146,000
Vice Chair	135,000
Audit Committee Chair	130,000
Committee Chairs	125,000
Other Directors	112,000

The following table sets forth each Director’s compensation for the year ended December 31, 2022:

Director Compensation
Director Name	Fees Earned Or Paid In Cash
Ellen Z. Lamale (Chair)	$146,000
Karl A. Bollingberg (Vice Chair)	135,000
Ruth B. Bennett	130,000
Steven L. Bumann	112,000
Cleon P. Butterfield	112,000
Douglas L. DeFries	112,000
David J. Ferries	112,000
Edward A. Garding	112,000
Chris D. Grimm	125,000
James W. Hunt	112,000
Amy K. Johnson	112,000
Jon M. Jones	112,000
Teresa J. Keegan	125,000
Joe R. Kesler	125,000
John A. Klebba	125,000
Wan-Chong Kung[1]	106,400
Russell J. Lau	112,000
Lauren M. MacVay	125,000
Elsie M. Meeks	125,000
Jason A. Meyerhoeffer	125,000
Siva G. Narendra	112,000
Carol K. Nelson	112,000
1     Ms. Kung was elected to the Board of Directors effective January 19, 2022.

In October of 2022, the Compensation Committee approved the Director Fee Policy for 2023. Under the policy, the 2023 Director compensation fees increased from 2022. This policy is listed as an exhibit to this annual report on Form 10-K. Refer to “Item 15. Exhibits and Financial Statement Schedules” for additional information.

Compensation Committee Report

The Compensation Committee reviewed and discussed the 2022 Compensation Discussion and Analysis set forth in Item 11 with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K. The Compensation Committee includes the following individuals:

Compensation Committee
Teresa J. Keegan (Chair)
Douglas L. DeFries (Vice Chair)
Kim R. DeVore
Chris D. Grimm
Jon M. Jones
Elsie M. Meeks
Carol K. Nelson

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents members (or combination of members within the same holding company) holding five percent or more of our outstanding capital stock at February 28, 2023 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Wells Fargo Bank, N.A.	101 N. Phillips Ave	Sioux Falls	SD	11,303	18.0%
Superior Guaranty Insurance Company[1]	76 Saint Paul St.	Burlington	VT	65	0.1
				11,368	18.1
All others				51,601	81.9
Total capital stock				62,969	100.0%

1    Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

Additionally, due to the fact that a majority of our Board of Directors is nominated and elected from our membership, these member directors are officers or directors of member institutions that own our capital stock. The following table presents total outstanding capital stock owned by those members who had an officer or director serving on our Board of Directors at February 28, 2023 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
OnPoint Community Credit Union	2701 N.W. Vaughn St.	Portland	OR	100	0.16
First Federal Savings Bank of Twin Falls	383 Shoshone Street N	Twin Falls	ID	84	0.13
BankWest, Inc.	420 S. Pierre St.	Pierre	SD	52	0.08
Bank of Utah	2605 Washington Blvd.	Ogden	UT	35	0.06
Finance Factors, Ltd	1164 Bishop St.	Honolulu	HI	32	0.05
Cornerstone Bank	2280 45th Street S	Fargo	ND	25	0.04
First Montana Bank	201 N Higgins Ave	Missoula	MT	16	0.03
BANK	409 Hwy 61 S	Wapello	IA	8	0.01
Fidelity Bank	7600 Parklawn Ave	Edina	MN	8	0.01
Jonah Bank of Wyoming	777 W. 1st Street	Casper	WY	6	0.01
Legends Bank	200 E Main St.	Linn	MO	6	0.01
Washington Business Bank	223 5th Ave. SE	Olympia	WA	3	*
True North Federal Credit Union	2777 Postal Way	Juneau	AK	2	*
				377	0.59
All others				62,592	99.41
Total capital stock				62,969	100.00%

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

For the year ended December 31, 2022, the review and approval of transactions with related persons was governed by our Code. Under the Code, each director is required to disclose to the Board all actual or apparent conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the Board or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the Board is empowered to determine whether an actual conflict exists. In the event the Board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Bank’s General Counsel, CHRO, Chief Audit Executive, or the Board, as appropriate, shall be responsible for interpreting the Code and rendering final rulings regarding violations of this Code.

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
Finance Agency Regulations
The Finance Agency director independence standards prohibit individuals from serving as members of our Audit Committee if they have one or more “disqualifying relationships” with us or our management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by our Board are (i) employment with us at any time during the last five years, (ii) acceptance of compensation from us other than for service as a director, (iii) being a consultant, advisor, promoter, underwriter, or legal counsel for us at any time within the last five years, and (iv) being an immediate family member of an individual who is or who has been, within the past five years, one of our executive officers. The Board assesses the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on our Audit Committee. As of February 28, 2023, all of our directors, including all members of our Audit Committee, were independent under these criteria.

Exchange Act
Section 10A(m) of the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of a reporting company. Under Section 10A(m), in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of February 28, 2023, all of our directors, including all members of our Audit Committee, were independent under these criteria.
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
Our Board has a standing Audit Committee. All Audit Committee members are independent under the Finance Agency’s independence standards and the independence standards under Section 10A(m) of the Exchange Act in accordance with the Housing Act. For the reasons described above, our Board determined none of the current Member Directors serving on the Audit Committee are independent using the NYSE independence standards. The Member Directors serving on the Audit Committee are James Hunt, John Klebba, and Russell Lau. Our Board determined, however, the Independent Directors serving on the Audit Committee are independent under the NYSE independence standards. The Independent Directors serving on the Audit Committee are Ruth Bennett, Cleon Butterfield, Edward Garding, and Elsie Meeks.
Compensation Committee
The Board has a standing Compensation Committee. Our Board determined all members of the Compensation Committee are independent under the Finance Agency’s independence standards. For the reasons described above, our Board determined none of the current Member Directors serving on the Compensation Committee are independent using the NYSE independence standards. The Member Directors serving on the Compensation Committee are Douglas DeFries, Kim DeVore, Chris Grimm, Jon Jones, and Teresa Keegan. Our Board determined the Independent Directors serving on the Compensation Committee are independent under the NYSE independence standards. The Independent Directors serving on the Compensation Committee are Elsie Meeks and Carol Nelson.

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
The following table sets forth the aggregate fees billed or to be billed by PwC (dollars in thousands):

	For the Years Ended December 31,
	2022	2021
Audit fees[1]	$941	$918
Audit-related fees[2]	75	76
All other fees	3	1
Total	$1,019	$995

1    Represents fees incurred in connection with the annual audit of our financial statements and internal control over financial reporting and quarterly review of our financial statements. In addition to these fees, we incurred assessments of $53 thousand and $61 thousand from the Office of Finance for audit fees on the Combined Financial Report for the years ended December 31, 2022 and 2021.

2    Primarily represents fees for participation in and presentations at conferences and/or technical accounting consultations.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The financial statements are set forth in Item 8 of this annual report on Form 10-K.

(b) Exhibits

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective December 8, 2021[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended, approved by the Federal Housing Finance Agency on May 31, 2015[3]
4.2	Description of Federal Home Loan Bank of Des Moines Capital Stock[4]
10.1	Employment Agreement with Kristina K. Williams, effective January 20, 2020[5]
10.2	Form of Indemnification Agreement[4]
10.3	Joint Capital Enhancement Agreement, as amended, effective August 5, 2011[6]
10.4	Federal Home Loan Bank of Des Moines Seventh Amended and Restated Benefit Equalization Plan, effective January 1, 2021[7]
10.5	Federal Home Loan Bank of Des Moines 2022 Executive Incentive Plan Document, effective January 1, 2022[8]
10.6	2023 Director Fee Policy, effective January 1, 2023[9]
10.7	2022 Director Fee Policy, effective January 1, 2022[10]
10.8	Federal Home Loan Bank of Des Moines Deferral Plan for Directors, effective June 1, 2015[11]
10.9	Separation Agreement and General Release with Aaron B. Lee[12]
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Federal Home Loan Bank of Des Moines Audit Committee Report
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

1    Incorporated by reference from our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

2    Incorporated by reference from our Form 8-K filed with the SEC on December 14, 2021 (Commission File No. 000-51999).

3    Incorporated by reference from our Form 10-Q filed with the SEC on August 10, 2022 (Commission File No. 000-51999).

4    Incorporated by reference from our Form 10-K filed with the SEC on March 9, 2022 (Commission File No. 000-51999).

5    Incorporated by reference from our Form 8-K/A (Amendment No. 1) filed with the SEC on August 3, 2020 (Commission File No. 000-51999).

6    Incorporated by reference from our Form 8-K filed with the SEC on August 5, 2011 (Commission File No. 000-51999).

7    Incorporated by reference from our Form 10-K filed with the SEC on March 10, 2021 (Commission File No. 000-51999).

8     Incorporated by reference from our Form 8-K filed with the SEC on May 10, 2022 (Commission File No. 000-51999).

9    Incorporated by reference from our Form 8-K filed with the SEC on November 30, 2022 (Commission File No. 000-51999).

10    Incorporated by reference from our Form 8-K filed with the SEC on November 5, 2021 (Commission File No. 000-51999).

11    Incorporated by reference from our Form 10-K filed with the SEC on March 21, 2016 (Commission File No. 000-51999).

12    Incorporated by reference from our Form 8-K filed with the SEC on October 20, 2022 (Commission File No. 000-51999).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant)
March 8, 2023	By:	/s/ Kristina K. Williams
Kristina K. Williams
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 8, 2023

Signature	Title

Principal Executive Officer:

/s/ Kristina K. Williams	President and Chief Executive Officer
Kristina K. Williams

Principal Financial and Accounting Officer:

/s/ James G. Livingston	Chief Financial Officer
James G. Livingston

Signature	Title

Directors:

/s/ Ellen Z. Lamale	Chair of the Board of Directors
Ellen Z. Lamale

/s/ Karl A. Bollingberg	Vice Chair of the Board of Directors
Karl A. Bollingberg

/s/ Ruth B. Bennett	Director
Ruth B. Bennett

/s/ Steven L. Bumann	Director
Steven L. Bumann

/s/ Cleon P. Butterfield	Director
Cleon P. Butterfield

/s/ Douglas L. DeFries	Director
Douglas L. DeFries

/s/ Kim R. DeVore	Director
Kim R. DeVore

/s/ Edward A. Garding	Director
Edward A. Garding

/s/ Chris D. Grimm	Director
Chris D. Grimm

/s/ James W. Hunt	Director
James W. Hunt

/s/ Amy K. Johnson	Director
Amy K. Johnson

/s/ Jon M. Jones	Director
Jon M. Jones

/s/ Teresa J. Keegan	Director
Teresa J. Keegan

/s/ Joe R. Kesler	Director
Joe R. Kesler

/s/ John A. Klebba	Director
John A. Klebba

/s/ Wan-Chong Kung	Director
Wan-Chong Kung

/s/ Russell J. Lau	Director
Russell J. Lau

Signature	Title

/s/ Lauren M. MacVay	Director
Lauren M. MacVay

/s/ Elsie M. Meeks	Director
Elsie M. Meeks

/s/ Jason A. Meyerhoeffer	Director
Jason A. Meyerhoeffer

/s/ Siva G. Narendra	Director
Siva G. Narendra

/s/ Carol K. Nelson	Director
Carol K. Nelson