Form 10-Q
period 2023-03-31
Federal Home Loan Bank of Des Moines
filed 2023-05-09
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2023
Class B Stock, par value $100	67,044,292

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$71	$89
Interest-bearing deposits (Note 3)	2,801	2,031
Securities purchased under agreements to resell (Note 3)	22,900	12,590
Federal funds sold (Note 3)	9,830	9,415
Investment securities (Note 3)
Trading securities	2,598	2,817
Available-for-sale securities (amortized cost of $18,646 and $15,677)	18,465	15,563
Held-to-maturity securities (fair value of $937 and $959)	936	965
Total investment securities	21,999	19,345
Advances (Note 4)	119,027	111,202
Mortgage loans held for portfolio, net of allowance for credit losses of $5 and $5 (Note 5)	8,473	8,348
Accrued interest receivable	408	389
Derivative assets, net (Note 6)	785	643
Other assets, net	123	117
TOTAL ASSETS	$186,417	$164,169
LIABILITIES
Deposits
Interest-bearing	$1,238	$1,006
Non-interest-bearing	78	70
Total deposits	1,316	1,076
Consolidated obligations (Note 7)
Discount notes (includes $39,447 and $44,531 at fair value held under fair value option)	72,642	69,170
Bonds	100,883	84,337
Total consolidated obligations	173,525	153,507
Borrowings from other FHLBanks	250	—
Mandatorily redeemable capital stock (Note 8)	14	15
Accrued interest payable	619	436
Affordable Housing Program payable	141	135
Derivative liabilities, net (Note 6)	11	4
Other liabilities	1,419	245
TOTAL LIABILITIES	177,295	155,418
Commitments and contingencies (Note 10)
CAPITAL (Note 8)
Capital stock - Class B putable ($100 par value); 66 and 63 issued and outstanding shares	6,592	6,250
Retained earnings
Unrestricted	1,972	1,915
Restricted	741	703
Total retained earnings	2,713	2,618
Accumulated other comprehensive income (loss)	(183)	(117)
TOTAL CAPITAL	9,122	8,751
TOTAL LIABILITIES AND CAPITAL	$186,417	$164,169

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
INTEREST INCOME
Advances	$1,394	$111
Interest-bearing deposits	39	1
Securities purchased under agreements to resell	93	1
Federal funds sold	171	3
Trading securities	9	7
Available-for-sale securities	224	30
Held-to-maturity securities	11	6
Mortgage loans held for portfolio	69	53
Total interest income	2,010	212
INTEREST EXPENSE
Consolidated obligations - Discount notes	735	14
Consolidated obligations - Bonds	983	99
Deposits	10	—
Total interest expense	1,728	113
NET INTEREST INCOME	282	99
Provision (reversal) for credit losses on mortgage loans	—	2
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	282	97
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	33	(41)
Net gains (losses) on financial instruments held under fair value option	(65)	22
Net gains (losses) on derivatives	10	16
Standby letter of credit fees	2	2
Net gains (losses) on extinguishment of debt	2	—
Other, net	3	1
Total other income (loss)	(15)	—
OTHER EXPENSE
Compensation and benefits	20	18
Contractual services	6	5
Professional fees	3	3
Other operating expenses	5	4
Federal Housing Finance Agency	2	3
Office of Finance	3	2
Other, net	16	2
Total other expense	55	37
NET INCOME BEFORE ASSESSMENTS	212	60
Affordable Housing Program assessments	21	6
NET INCOME	$191	$54

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Net income	$191	$54
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	(67)	(61)
Pension and postretirement benefits	1	(2)
Total other comprehensive income (loss)	(66)	(63)
TOTAL COMPREHENSIVE INCOME (LOSS)	$125	$(9)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2021	34	$3,364	$1,773	$617	$2,390	$84	$5,838
Comprehensive income (loss)	—	—	43	11	54	(63)	(9)
Proceeds from issuance of capital stock	10	987	—	—	—	—	987
Repurchases/redemptions of capital stock	(8)	(827)	—	—	—	—	(827)
Net shares reclassified (to) from mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Cash dividends on capital stock	—	—	(43)	—	(43)	—	(43)
BALANCE, MARCH 31, 2022	36	$3,523	$1,773	$628	$2,401	$21	$5,945

BALANCE, DECEMBER 31, 2022	63	$6,250	$1,915	$703	$2,618	$(117)	$8,751
Comprehensive income (loss)	—	—	153	38	191	(66)	125
Proceeds from issuance of capital stock	36	3,634	—	—	—	—	3,634
Repurchases/redemptions of capital stock	(33)	(3,292)	—	—	—	—	(3,292)
Cash dividends on capital stock	—	—	(96)	—	(96)	—	(96)
BALANCE, MARCH 31, 2023	66	$6,592	$1,972	$741	$2,713	$(183)	$9,122

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$191	$54
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization/(accretion)	188	9
Net (gains) losses on trading securities	(33)	41
Net (gains) losses on financial instruments held under fair value option	65	(22)
Net change in derivatives and hedging activities	(332)	667
Net (gains) losses on extinguishment of debt	(2)	—
Other adjustments, net	1	2
Net change in:
Accrued interest receivable	(61)	(18)
Other assets	(4)	2
Accrued interest payable	182	—
Other liabilities	11	(13)
Total adjustments	15	668
Net cash provided by (used in) operating activities	206	722
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(965)	(674)
Securities purchased under agreements to resell	(10,310)	1,700
Federal funds sold	(415)	(1,510)
Trading securities
Proceeds from sales	248	—
Proceeds from maturities and paydowns	4	91
Purchases	—	(1,298)
Available-for-sale securities
Proceeds from maturities and paydowns	859	899
Purchases	(2,354)	(791)
Held-to-maturity securities
Proceeds from maturities and paydowns	27	71
Advances
Repaid	213,381	34,229
Originated	(220,949)	(35,437)
Mortgage loans held for portfolio
Principal collected	164	330
Purchased	(292)	(467)
Other investing activities, net	(4)	(4)
Net cash provided by (used in) investing activities	(20,606)	(2,861)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
FINANCING ACTIVITIES
Net change in deposits	238	7
Borrowings from other FHLBanks	250	—
Net proceeds from issuance of consolidated obligations
Discount notes	423,414	83,926
Bonds	42,834	8,734
Payments for maturing and retiring consolidated obligations
Discount notes	(420,212)	(69,521)
Bonds	(26,387)	(21,336)
Proceeds from issuance of capital stock	3,634	987
Payments for repurchases/redemptions of capital stock	(3,292)	(827)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(1)	(12)
Cash dividends paid	(96)	(43)
Net cash provided by (used in) financing activities	20,382	1,915
Net increase (decrease) in cash and due from banks	(18)	(224)
Cash and due from banks at beginning of the period	89	295
Cash and due from banks at end of the period	$71	$71

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$1,383	$116
Affordable Housing Program payments	15	11
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	46	4
Traded but not settled investment security purchases	1,351	473

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

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2022, which are contained in the Bank’s 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 8, 2023 (2022 Form 10-K).

In the opinion of management, the unaudited financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of results for the interim periods. The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the three months ended March 31, 2023. Descriptions of all significant accounting policies are included in “Note 1 — Summary of Significant Accounting Policies” in the 2022 Form 10-K.

Note 2 — Recently Adopted and Issued Accounting Guidance

Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02)

On March 31, 2022, the Financial Accounting Standards Board (FASB) issued guidance eliminating the accounting requirements for TDRs by creditors that have adopted the current expected credit losses methodology, while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Additionally, this guidance requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2023, and was adopted on a prospective basis. The adoption of this guidance did not have a material effect on the Bank’s financial condition, results of operations, or cash flows.

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

Reference Rate Reform (ASU 2020-04)

On March 12, 2020, the FASB issued temporary guidance to ease the potential burden in accounting for reference rate reform related to the transition from LIBOR. The guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform, if certain criteria are met. These transactions include contract modifications, hedging relationships, and the sale/transfer of held-to-maturity (HTM) debt securities. This guidance became effective immediately and remains in effect until December 31, 2024. The Bank began electing the contractual modification and hedging relationship optional expedients in the first quarter of 2023. The election of the expedients has not had a material effect on the Bank’s financial condition, results of operations, or cash flows.

Note 3 — Investments

The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, and makes other investments in debt securities, which are classified as either trading, available-for-sale (AFS), or HTM.

INTEREST-BEARING DEPOSITS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND FEDERAL FUNDS SOLD

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO). At March 31, 2023 and December 31, 2022, none of these investments were with counterparties rated below triple-B; however, as of March 31, 2023 and December 31, 2022, approximately six percent and nine percent were secured securities purchased under agreements to resell with unrated counterparties. These NRSRO ratings may differ from any internal ratings of the investments by the Bank.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At March 31, 2023 and December 31, 2022, no allowance for credit losses was recorded for interest-bearing deposits and federal funds sold, as all assets were repaid or expected to be repaid according to their contractual terms. The carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $13 million and $11 million at March 31, 2023 and December 31, 2022.

Securities purchased under agreements to resell are secured, short-term, and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at March 31, 2023 and December 31, 2022. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $3 million at both March 31, 2023 and December 31, 2022.

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

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	March 31, 2023	December 31, 2022
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$2,282	$2,501
Other U.S. obligations[1]	74	76
GSE and Tennessee Valley Authority obligations	49	49
Other[2]	148	146
Total non-mortgage-backed securities	2,553	2,772
Mortgage-backed securities
GSE multifamily	45	45
Total fair value	$2,598	$2,817

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

2    Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

The following table summarizes the components of “Net gains (losses) on trading securities” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended
	March 31,
	2023	2022
Net unrealized gains (losses) on trading securities held at period-end	$33	$(40)
Net gains (losses) on trading securities no longer held at period-end	—	(1)
Net gains (losses) on trading securities	$33	$(41)

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	March 31, 2023
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$660	$1	$(2)	$659
GSE and Tennessee Valley Authority obligations	454	11	(2)	463
State or local housing agency obligations	453	—	(4)	449
Other[3]	237	6	—	243
Total non-mortgage-backed securities	1,804	18	(8)	1,814
Mortgage-backed securities
U.S. obligations single-family[2]	3,761	3	(11)	3,753
GSE single-family	205	—	(2)	203
GSE multifamily	12,876	4	(185)	12,695
Total mortgage-backed securities	16,842	7	(198)	16,651
Total	$18,646	$25	$(206)	$18,465

	December 31, 2022
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$759	$1	$(2)	$758
GSE and Tennessee Valley Authority obligations	459	12	(1)	470
State or local housing agency obligations	454	—	(5)	449
Other[3]	234	6	—	240
Total non-mortgage-backed securities	1,906	19	(8)	1,917
Mortgage-backed securities
U.S. obligations single-family[2]	3,693	1	(18)	3,676
GSE single-family	212	1	(3)	210
GSE multifamily	9,866	10	(116)	9,760
Total mortgage-backed securities	13,771	12	(137)	13,646
Total	$15,677	$31	$(145)	$15,563

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $57 million and $49 million at March 31, 2023 and December 31, 2022.

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

	March 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$319	$(1)	$77	$(1)	$396	$(2)
GSE and Tennessee Valley Authority obligations	86	(2)	—	—	86	(2)
State or local housing agency obligations	33	—	404	(4)	437	(4)
Total non-mortgage-backed securities	438	(3)	481	(5)	919	(8)
Mortgage-backed securities
U.S. obligations single-family[1]	2,500	(8)	427	(3)	2,927	(11)
GSE single-family	118	(2)	7	—	125	(2)
GSE multifamily	8,586	(121)	2,992	(64)	11,578	(185)
Total mortgage-backed securities	11,204	(131)	3,426	(67)	14,630	(198)
Total	$11,642	$(134)	$3,907	$(72)	$15,549	$(206)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$428	$(1)	$63	$(1)	$491	$(2)
GSE and Tennessee Valley Authority obligations	84	(1)	—	—	84	(1)
State or local housing agency obligations	35	(1)	403	(4)	438	(5)
Total non-mortgage-backed securities	547	(3)	466	(5)	1,013	(8)
Mortgage-backed securities
U.S. obligations single-family[1]	3,094	(17)	122	(1)	3,216	(18)
GSE single-family	138	(3)	—	—	138	(3)
GSE multifamily	5,471	(97)	2,012	(19)	7,483	(116)
Total mortgage-backed securities	8,703	(117)	2,134	(20)	10,837	(137)
Total	$9,250	$(120)	$2,600	$(25)	$11,850	$(145)

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	March 31, 2023		December 31, 2022
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$364	$365	$293	$295
Due after one year through five years	670	672	832	833
Due after five years through ten years	310	313	330	333
Due after ten years	460	464	451	456
Total non-mortgage-backed securities	1,804	1,814	1,906	1,917
Mortgage-backed securities	16,842	16,651	13,771	13,646
Total	$18,646	$18,465	$15,677	$15,563

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	March 31, 2023
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$368	$14	$(3)	$379
State or local housing agency obligations	32	—	—	32
Total non-mortgage-backed securities	400	14	(3)	411
Mortgage-backed securities
U.S. obligations single-family[2]	2	—	—	2
GSE single-family	531	—	(10)	521
Private-label	3	—	—	3
Total mortgage-backed securities	536	—	(10)	526
Total	$936	$14	$(13)	$937

	December 31, 2022
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$369	$10	$(4)	$375
State or local housing agency obligations	33	—	—	33
Total non-mortgage-backed securities	402	10	(4)	408
Mortgage-backed securities
U.S. obligations single-family[2]	2	—	—	2
GSE single-family	557	—	(12)	545
Private-label	4	—	—	4
Total mortgage-backed securities	563	—	(12)	551
Total	$965	$10	$(16)	$959

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $10 million and $5 million at March 31, 2023 and December 31, 2022.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	March 31, 2023		December 31, 2022
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after one year through five years	$252	$254	$254	$254
Due after five years through ten years	71	74	71	73
Due after ten years	77	83	77	81
Total non-mortgage-backed securities	400	411	402	408
Mortgage-backed securities	536	526	563	551
Total	$936	$937	$965	$959

ALLOWANCE FOR CREDIT LOSSES ON AFS AND HTM SECURITIES

The Bank evaluates AFS and HTM investment securities for credit losses on a quarterly basis. The Bank’s AFS and HTM securities may include, but are not limited to, certificates of deposit, commercial paper, U.S. obligations, GSE and Tennessee Valley Authority (TVA) obligations, state or local housing agency obligations, taxable municipal bonds, and mortgage-backed securities (MBS). The Bank only purchases securities considered investment quality. At both March 31, 2023 and December 31, 2022, over 99 percent of the Bank’s AFS and HTM securities, based on amortized cost, were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security. These NRSRO ratings may differ from any internal ratings of the securities by the Bank.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At March 31, 2023 and December 31, 2022, certain AFS securities held by the Bank were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security’s remaining amortized cost basis. In addition, substantially all of these securities are high-quality GSE securities or carry an explicit government guarantee. In the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. As a result, no allowance for credit losses was recorded on these AFS securities at March 31, 2023 and December 31, 2022.

The Bank evaluates its HTM securities for impairment on a collective, or pooled, basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. At March 31, 2023 and December 31, 2022, the Bank had no allowance for credit losses recorded on its HTM securities because the securities: (i) were all highly-rated, (ii) had not experienced, nor did the Bank expect, any payment default on the instruments, (iii) in the case of U.S. obligations, carry an explicit government guarantee, and (iv) in the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

Note 4 — Advances

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	March 31, 2023		December 31, 2022
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$2	6.55%	$1	6.10%
Due in one year or less	66,770	4.86	$61,578	4.26
Due after one year through two years	21,703	4.33	23,026	4.25
Due after two years through three years	9,947	4.17	10,790	3.47
Due after three years through four years	8,892	3.39	7,149	3.03
Due after four years through five years	8,783	4.13	6,047	3.89
Thereafter	3,845	3.20	3,783	3.03
Total par value	119,942	4.49%	112,374	4.04%
Premiums	8		11
Fair value hedging adjustments	(923)		(1,183)
Total	$119,027		$111,202

1    Excludes accrued interest receivable of $272 million and $271 million at March 31, 2023 and December 31, 2022.

The following table summarizes advances by year of redemption term or next call date for callable advances, and by year of redemption term or next put date for putable advances (dollars in millions):

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Overdrawn demand deposit accounts	$2	$1	$2	$1
Due in one year or less	77,737	73,765	66,914	61,745
Due after one year through two years	19,511	20,883	21,566	22,890
Due after two years through three years	6,613	6,218	9,948	10,767
Due after three years through four years	5,814	4,468	8,892	7,149
Due after four years through five years	6,471	3,228	8,783	6,047
Thereafter	3,794	3,811	3,837	3,775
Total par value	$119,942	$112,374	$119,942	$112,374

The Bank offers advances to members and eligible housing associates that may be prepaid on predetermined dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At March 31, 2023 and December 31, 2022, the Bank had callable advances outstanding totaling $19.3 billion and $23.4 billion.

The Bank also holds putable advances. With a putable advance, the Bank has the right to terminate the advance from the borrower on predetermined exercise dates. Generally, these put options are exercised when interest rates increase relative to contractual rates. At March 31, 2023 and December 31, 2022, the Bank had putable advances outstanding totaling $144 million and $168 million.

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

ADVANCE CONCENTRATIONS

The Bank’s advances are primarily concentrated in commercial banks and insurance companies. At March 31, 2023 and December 31, 2022, the Bank had outstanding advances of $27.0 billion and $32.0 billion to Wells Fargo Bank, N.A., which represented 23 percent and 28 percent of the total principal amount of outstanding advances.

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and level of collateral to be the primary indicators of credit quality on its advances. At March 31, 2023 and December 31, 2022, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, as applicable, in excess of its outstanding advances.

At March 31, 2023 and December 31, 2022, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. The Bank considers an advance past due if a default of contractual principal or interest exists for a period of 30 days or more. In addition, there were no modifications related to advances resulting from a borrower experiencing financial difficulties during the three months ended March 31, 2023 and 2022.

The Bank has never experienced a credit loss on its advances. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on its advances as of March 31, 2023 and December 31, 2022.

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

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	March 31, 2023	December 31, 2022
Fixed rate, long-term single-family mortgage loans	$7,401	$7,244
Fixed rate, medium-term[1] single-family mortgage loans	1,000	1,033
Total unpaid principal balance	8,401	8,277
Premiums	98	96
Discounts	(11)	(11)
Basis adjustments from mortgage loan purchase commitments	(10)	(9)
Total mortgage loans held for portfolio[2]	8,478	8,353
Allowance for credit losses	(5)	(5)
Total mortgage loans held for portfolio, net	$8,473	$8,348

1    Medium-term is defined as an original term of 15 years or less.

2    Excludes accrued interest receivable of $43 million and $42 million at March 31, 2023 and December 31, 2022.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	March 31, 2023	December 31, 2022
Conventional mortgage loans	$8,020	$7,890
Government-insured mortgage loans	381	387
Total unpaid principal balance	$8,401	$8,277

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

The following tables present the payment status for conventional mortgage loans (dollars in millions):

	March 31, 2023
	Origination Year
	Prior to 2019	2019 to 2023	Total
Past due 30 - 59 days	$25	$21	$46
Past due 60 - 89 days	5	5	10
Past due 90 - 179 days	5	3	8
Past due 180 days or more	6	1	7
Total past due mortgage loans	41	30	71
Total current mortgage loans	1,940	6,079	8,019
Total amortized cost of mortgage loans[1]	$1,981	$6,109	$8,090

	December 31, 2022
	Origination Year
	Prior to 2018	2018 to 2022	Total
Past due 30 - 59 days	$21	$22	$43
Past due 60 - 89 days	5	6	11
Past due 90 - 179 days	3	2	5
Past due 180 days or more	7	2	9
Total past due mortgage loans	36	32	68
Total current mortgage loans	1,764	6,128	7,892
Total amortized cost of mortgage loans[1]	$1,800	$6,160	$7,960

1    Amortized cost represents the unpaid principal balance adjusted for unamortized premiums, discounts, price adjustment fees, basis adjustments, and direct write-downs. Amortized cost excludes accrued interest receivable.

The following tables present other delinquency statistics for mortgage loans (dollars in millions):

	March 31, 2023
Amortized Cost	Conventional	Government-Insured	Total
In process of foreclosure[1]	$3	$1	$4
Serious delinquency rate[2]	—%	2%	—%
Past due 90 days or more and still accruing interest[3]	$—	$7	$7
Non-accrual mortgage loans[4]	$39	$—	$39

	December 31, 2022
Amortized Cost	Conventional	Government- Insured	Total
In process of foreclosure[1]	$4	$1	$5
Serious delinquency rate[2]	—%	2%	—%
Past due 90 days or more and still accruing interest[3]	$—	$8	$8
Non-accrual mortgage loans[4]	$40	$—	$40

1    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.

2    Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total mortgage loans. Serious delinquency rate on conventional loans was less than one percent at both March 31, 2023 and December 31, 2022.

3    Represents government-insured mortgage loans that are 90 days or more past due.

4    Represents conventional mortgage loans that are 90 days or more past due or for which the collection of interest or principal is doubtful. At March 31, 2023 and December 31, 2022, $27 million and $29 million of conventional mortgage loans on non-accrual status were evaluated individually and did not have a related allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral was greater than the amortized cost of the loans.

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates mortgage loans for credit losses on a quarterly basis.

Conventional Mortgage Loans

Conventional mortgage loans are evaluated collectively when similar risk characteristics exist. Conventional loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis. The Bank determines its allowances for credit losses on conventional loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. The Bank's allowance for credit losses remained stable at $5 million at both March 31, 2023 and December 31, 2022.

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

The Bank has never experienced a credit loss on its government-insured mortgage loans. At March 31, 2023 and December 31, 2022, the Bank assessed its servicers and determined there was no expectation that a servicer would fail to remit payments due until paid in full. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at March 31, 2023 and December 31, 2022. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

The Bank may have the following types of hedged items:

•investment securities;

•advances;

•mortgage loans;

•consolidated obligations; and

•firm commitments.

For additional information on the Bank’s derivative and hedging accounting policies, see “Note 1 — Summary of Significant Accounting Policies” in the 2022 Form 10-K.

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	March 31, 2023			December 31, 2022
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$73,454	$168	$209	$53,136	$226	$205
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	42,813	7	10	48,347	11	13
Forward settlement agreements	152	—	1	46	—	—
Mortgage loan purchase commitments	153	1	—	46	—	—
Total derivatives not designated as hedging instruments	43,118	8	11	48,439	11	13
Total derivatives before netting and collateral adjustments	$116,572	176	220	$101,575	237	218
Netting adjustments and cash collateral[1]		609	(209)		406	(214)
Total derivative assets and derivative liabilities		$785	$11		$643	$4

1     Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral, including accrued interest, held or placed with the same clearing agent and/or counterparty. At March 31, 2023 and December 31, 2022, cash collateral, including accrued interest, posted by the Bank was $934 million and $739 million. At March 31, 2023 and December 31, 2022, the Bank held cash collateral, including accrued interest, from clearing agents or counterparties of $116 million and $119 million.

The following tables summarize the net gains (losses) on qualifying and discontinued fair value hedging relationships recorded in net interest income, including the net interest settlements on derivatives, as well as total income (expense) by hedged product recorded on the Statements of Income (dollars in millions):

	For the Three Months Ended March 31, 2023
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,394	$224	$(983)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(122)	$(195)	$46
Hedged items[3]	260	260	(110)
Net gains (losses) on fair value hedging relationships	$138	$65	$(64)

	For the Three Months Ended March 31, 2022
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$111	$30	$(99)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$506	$250	$(118)
Hedged items[3]	(545)	(271)	127
Net gains (losses) on fair value hedging relationships	$(39)	$(21)	$9

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
3    Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	March 31, 2023
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$30,615	$11,062	$27,805
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(852)	$(405)	$(152)
Basis adjustments for discontinued hedging relationships included in amortized cost	(71)	(7)	(5)
Total amount of fair value hedging adjustments	$(923)	$(412)	$(157)

	December 31, 2022
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$21,832	$8,606	$22,205
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(1,109)	$(671)	$(297)
Basis adjustments for discontinued hedging relationships included in amortized cost	(74)	(1)	(1)
Total amount of fair value hedging adjustments	$(1,183)	$(672)	$(298)

1    Represents the portion of amortized cost designated as a hedged item in an active or discontinued fair value hedging relationship.

The following table summarizes the components of “Net gains (losses) on derivatives” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended
	March 31,
	2023	2022
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$40	$17
Forward settlement agreements	(1)	7
Mortgage loan purchase commitments	—	(7)
Net interest settlements	(22)	(1)
Total net gains (losses) related to derivatives not designated as hedging instruments	17	16
Price alignment amount[1]	(7)	—
Net gains (losses) on derivatives	$10	$16

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions, unless the collateral delivery threshold is set to zero. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at March 31, 2023 was $1 million, and the Bank was not required to post collateral in the normal course of business. If the Bank’s credit rating had been lowered from its current rating to the next lower rating, the Bank would not have been required to deliver additional collateral to its uncleared derivative counterparties at March 31, 2023.

Uncleared derivative transactions executed on or after the dates specified in applicable regulations are subject to two-way initial margin requirements as mandated by the Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, if the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of March 31, 2023, the Bank was not required to post initial margin on its uncleared derivative transactions in accordance with the noted regulations.

For all uncleared transactions entered into on or after March 1, 2017, the derivative agreements are fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the Commodity Futures Trading Commission.

For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Bank utilizes two Clearinghouses, CME Clearing and London Clearing House (LCH) Ltd., for all cleared derivative transactions. CME Clearing and LCH Ltd. notify the clearing agent of the required initial margin and daily variation margin requirements, and the clearing agent in turn notifies the Bank.

Each Clearinghouse determines initial margin requirements which are considered cash collateral. Generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at March 31, 2023. Variation margin requirements with each Clearinghouse are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

OFFSETTING OF DERIVATIVE ASSETS AND DERIVATIVE LIABILITIES

The Bank presents derivative instruments, related cash collateral received or pledged, and associated accrued interest on a net basis by clearing agent and/or by counterparty when it has met the netting requirements. Additional information regarding these agreements is provided in “Note 1 — Summary of Significant Accounting Policies” in the 2022 Form 10-K.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	March 31, 2023
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$171	$(171)	$1	$1
Cleared derivatives	4	780	—	784
Total	$175	$609	$1	$785
Derivative Liabilities
Uncleared derivatives	$145	$(134)	$—	$11
Cleared derivatives	75	(75)	—	—
Total	$220	$(209)	$—	$11

	December 31, 2022
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$195	$(194)	$—	$1
Cleared derivatives	42	600	—	642
Total	$237	$406	$—	$643
Derivative Liabilities
Uncleared derivatives	$200	$(196)	$—	$4
Cleared derivatives	18	(18)	—	—
Total	$218	$(214)	$—	$4

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

    Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At March 31, 2023 and December 31, 2022, the total par value of outstanding consolidated obligations of the FHLBanks was $1,477.7 billion and $1,181.7 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	March 31, 2023		December 31, 2022
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$73,482	4.41%	$70,002	3.79%
Discounts and concessions[1]	(798)		(725)
Fair value option adjustments	(42)		(107)
Total	$72,642		$69,170

1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	March 31, 2023		December 31, 2022
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$71,749	4.71%	$55,421	4.01%
Due after one year through two years	20,420	4.28	20,665	3.79
Due after two years through three years	1,435	2.87	1,175	2.23
Due after three years through four years	1,139	2.10	1,210	1.97
Due after four years through five years	1,113	2.83	865	2.42
Thereafter	5,129	2.62	5,236	2.61
Total par value	100,985	4.44%	84,572	3.80%
Premiums	82		86
Discounts and concessions[1]	(27)		(23)
Fair value hedging adjustments	(157)		(298)
Total	$100,883		$84,337

1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	March 31, 2023	December 31, 2022
Non-callable or non-putable	$89,133	$73,578
Callable	11,852	10,994
Total par value	$100,985	$84,572

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

Year of Contractual Maturity or Next Call Date	March 31, 2023	December 31, 2022
Due in one year or less	$81,560	$62,033
Due after one year through two years	15,992	19,141
Due after two years through three years	865	850
Due after three years through four years	708	753
Due after four years through five years	461	324
Thereafter	1,399	1,471
Total par value	$100,985	$84,572

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

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At March 31, 2023 and December 31, 2022, the Bank had no excess capital stock outstanding.

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

The following table summarizes changes in MRCS (dollars in millions):

	For the Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$15	$29
Capital stock reclassified to (from) MRCS, net	—	1
Net payments for repurchases/redemptions of MRCS	(1)	(12)
Balance, end of period	$14	$18

The following table summarizes the Bank’s MRCS by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	March 31, 2023	December 31, 2022
Due after two years through three years	$7	$—
Due after three years through four years	—	8
Past contractual redemption date due to outstanding activity with the Bank	7	7
Total	$14	$15

1    At the Bank’s election, MRCS may be redeemed prior to the expiration of the five year redemption period that commences on the date of the notice of redemption.

RESTRICTED RETAINED EARNINGS

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of its average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends. At March 31, 2023 and December 31, 2022, the Bank’s restricted retained earnings account totaled $741 million and $703 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in accumulated other comprehensive income (loss) (AOCI) (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 3)	Pension and postretirement benefits	Total AOCI
Balance, December 31, 2021	$88	$(4)	$84
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(61)	—	(61)
Net actuarial gains (losses)	—	(2)	(2)
Net current period other comprehensive income (loss)	(61)	(2)	(63)
Balance, March 31, 2022	$27	$(6)	$21

Balance, December 31, 2022	$(114)	$(3)	$(117)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(67)	—	(67)
Net actuarial gains (losses)	—	1	1
Net current period other comprehensive income (loss)	(67)	1	(66)
Balance, March 31, 2023	$(181)	$(2)	$(183)

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

•Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at March 31, 2023 and December 31, 2022.

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

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	March 31, 2023		December 31, 2022
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$1,102	$9,319	$737	$8,883
Regulatory capital	$7,457	$9,319	$6,567	$8,883
Leverage capital	$9,321	$13,979	$8,208	$13,323
Capital-to-assets ratio	4.00%	5.00%	4.00%	5.41%
Capital stock-to-assets ratio	2.00%	3.68%	2.00%	3.73%
Leverage ratio	5.00%	7.50%	5.00%	8.12%

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. The Bank had no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2023 and 2022.

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

	March 31, 2023
		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$71	$71	$—	$—	$—	$71
Interest-bearing deposits	2,801	—	2,801	—	—	2,801
Securities purchased under agreements to resell	22,900	—	22,900	—	—	22,900
Federal funds sold	9,830	—	9,830	—	—	9,830
Trading securities	2,598	—	2,598	—	—	2,598
Available-for-sale securities	18,465	—	18,465	—	—	18,465
Held-to-maturity securities	936	—	934	3	—	937
Advances	119,027	—	118,820	—	—	118,820
Mortgage loans held for portfolio, net	8,473	—	7,565	34	—	7,599
Accrued interest receivable	408	—	408	—	—	408
Derivative assets, net	785	—	176	—	609	785
Other assets	36	36	—	—	—	36
Liabilities
Deposits	(1,316)	—	(1,316)	—	—	(1,316)
Consolidated obligations
Discount notes	(72,642)	—	(72,640)	—	—	(72,640)
Bonds	(100,883)	—	(99,968)	—	—	(99,968)
Total consolidated obligations	(173,525)	—	(172,608)	—	—	(172,608)
Borrowings from other FHLBanks	(250)	—	(250)	—	—	(250)
MRCS	(14)	(14)	—	—	—	(14)
Accrued interest payable	(619)	—	(619)	—	—	(619)
Derivative liabilities, net	(11)	—	(220)	—	209	(11)

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

As of March 31, 2023 and December 31, 2022, multiple prices were received for the majority of the Bank’s trading and AFS investment securities. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	March 31, 2023
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S. Treasury obligations	$—	$2,282	$—	$—	$2,282
Other U.S. obligations	—	74	—	—	74
GSE and TVA obligations	—	49	—	—	49
Other non-MBS	—	148	—	—	148
GSE multifamily MBS	—	45	—	—	45
Total trading securities	—	2,598	—	—	2,598
Available-for-sale securities
Other U.S. obligations	—	659	—	—	659
GSE and TVA obligations	—	463	—	—	463
State or local housing agency obligations	—	449	—	—	449
Other non-MBS	—	243	—	—	243
U.S. obligations single-family MBS	—	3,753	—	—	3,753
GSE single-family MBS	—	203	—	—	203
GSE multifamily MBS	—	12,695	—	—	12,695
Total available-for-sale securities	—	18,465	—	—	18,465
Derivative assets, net
Interest-rate related	—	175	—	609	784
Mortgage loan purchase commitments	—	1	—	—	1
Total derivative assets, net	—	176	—	609	785
Other assets	36	—	—	—	36
Total recurring assets at fair value	$36	$21,239	$—	$609	$21,884
Liabilities
Discount notes[2]	$—	$(39,447)	$—	$—	$(39,447)
Derivative liabilities, net
Interest-rate related	—	(219)	—	209	(10)
Forward settlement agreements	—	(1)	—	—	(1)
Total derivative liabilities, net	—	(220)	—	209	(11)
Total recurring liabilities at fair value	$—	$(39,667)	$—	$209	$(39,458)

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

FAIR VALUE ON A NON-RECURRING BASIS

    The Bank measures certain impaired mortgage loans held for portfolio at Level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. At March 31, 2023 and December 31, 2022, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were less than $1 million and $1 million. These fair values were as of the date the fair value adjustment was recorded during the three months ended March 31, 2023 and year ended December 31, 2022.

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

For the three months ended March 31, 2023, net losses on financial instruments held under fair value option (i.e., discount notes) were $65 million compared to net gains of $22 million for the same period in 2022, and the Bank determined no credit risk adjustments for nonperformance were necessary. In determining that no credit risk adjustments were necessary, the Bank considered the following factors:

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

The following tables summarize the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected (dollars in millions):

	March 31, 2023
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$40,097	$39,447	$(650)

	December 31, 2022
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$45,244	$44,531	$(713)

Note 10 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At March 31, 2023 and December 31, 2022, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was $1,303.2 billion and $1,027.1 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	March 31, 2023			December 31, 2022
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1,2]	$5,615	$96	$5,711	$6,566
Standby bond purchase agreements[2]	111	609	720	736
Commitments to purchase mortgage loans	153	—	153	46
Commitment to issue bonds	4,525	—	4,525	3,200
Commitments to issue discount notes	14	—	14	202
Commitments to fund advances[2]	275	—	275	128

1    Excludes commitments to issue standby letters of credit, when applicable. At both March 31, 2023 and December 31, 2022, the Bank had no commitments to issue standby letters of credit.

2    The Bank has deemed it unnecessary to record any liability for credit losses on these agreements at March 31, 2023 and December 31, 2022.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The maturities of standby letters of credit outstanding at March 31, 2023 are currently no later than 2028. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” on the Statements of Condition and amounted to $2 million at both March 31, 2023 and December 31, 2022.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing associates within its district pursuant to which, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the housing associate’s bonds until the designated marketing agent can find a suitable investor or the housing associate repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. At March 31, 2023, the Bank had standby bond purchase agreements with six housing associates. The maturities of standby bond purchase agreements outstanding at March 31, 2023 are currently no later than 2027. During the three months ended March 31, 2023 and 2022, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at March 31, 2023 and December 31, 2022 is reported in “Note 6 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Commitments to Issue Consolidated Obligations. The Bank enters into commitments to issue consolidated obligations in the normal course of its business, generally that settle within 30 calendar days. At March 31, 2023, the Bank had commitments to issue $4.5 billion and $14 million of consolidated obligation bonds and discount notes. At December 31, 2022, the Bank had commitments to issue $3.2 billion and $202 million of consolidated obligation bonds and discount notes.

Commitments to Fund Advances. The Bank enters into commitments to fund additional advances up to 24 months in the future. At March 31, 2023 and December 31, 2022, the Bank had commitments to fund advances of $275 million and $128 million.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a first loss account (FLA). For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $164 million and $162 million at March 31, 2023 and December 31, 2022.
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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	March 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Advances	$437	—	$317	—
Mortgage loans	98	1	143	2
Deposits	6	—	4	—
Capital stock	43	1	40	1

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of total capital stock outstanding (including MRCS). At March 31, 2023 and December 31, 2022, the Bank had the following business concentrations with stockholders (dollars in millions):

	March 31, 2023
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.[3]	$1,090	17	$27,000	$8	$362
Superior Guaranty Insurance Company[3,4]	6	—	—	156	—
Total	$1,096	17	$27,000	$164	$362

	December 31, 2022
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.[3]	$1,290	21	$32,000	$9	$336
Superior Guaranty Insurance Company[3,4]	7	—	—	162	—
Total	$1,297	21	$32,000	$171	$336
1    Pursuant to applicable Finance Agency regulations, the Bank’s voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank’s capital stock.

2    Represents interest income earned on advances during the three months ended ended March 31, 2023 and the year ended December 31, 2022. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

3    This stockholder had no standby letters of credit outstanding with the Bank as of March 31, 2023 and December 31, 2022.

4    Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

Note 12 — Activities with Other FHLBanks

    Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the three months ended March 31, 2023 and 2022 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2023
Chicago	$—	$5	$(5)	$—
San Francisco	—	1,005	(1,005)	—
	$—	$1,010	$(1,010)	$—

2022
Chicago	$—	$1	$(1)	$—

The following table summarizes borrowing activity from other FHLBanks during the three months ended March 31, 2023 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2023
Cincinnati	$—	$250	$—	$250

During the three months ended March 31, 2022, the Bank did not borrow funds from other FHLBanks.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our MD&A and Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (SEC) on March 8, 2023 (2022 Form 10-K). Our MD&A is designed to provide information that will help the reader develop a better understanding of our financial statements, key financial statement changes from quarter to quarter, and the primary factors driving those changes. Our MD&A is organized as follows:

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

•general economic and market conditions that could impact the business we do with our members, including, but not limited to, the timing and volatility of market activity, inflation/deflation, employment rates, geopolitical instability or conflicts, housing market activity and housing prices, and the condition of the capital markets on our consolidated obligations;

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

•changes in the relative attractiveness of consolidated obligations due to actual or perceived changes in the FHLBanks’ credit ratings as well as the U.S. Government’s long-term credit rating, including if the U.S. government fails to adequately address its fiscal budget or statutory debt limit;

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

For additional information regarding these and other risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements, see “Item 1A. Risk Factors” in this quarterly report and in our 2022 Form 10-K. Forward-looking statements apply only as of the date they are made, and we undertake no obligation to update or revise any forward-looking statement.

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

Our financial condition and results of operations are influenced by global and national economies, local economies within our district, and the conditions in the financial, housing, and credit markets, all of which impact the interest rate environment. The interest rate environment significantly impacts our profitability. Throughout 2022 and during the three months ended March 31, 2023, in response to higher inflation, the Federal Open Markets Committee (FOMC or Committee) raised the target range for the federal funds rate, which led to higher interest rates that bolstered our net interest income. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Conditions in the Financial Markets” for additional discussion on economic conditions impacting our financial results.

In the first quarter of 2023, we also saw increased advance activity in response to a banking industry disruption sparked by bank closures and concerns about liquidity in the financial system. Similar to our role during the global pandemic, we served as a reliable and on-demand source of liquidity for our members throughout the disruption, and reached a peak advance balance of $133.5 billion in mid-March.

Another way we supported our mission was through Affordable Housing Program (AHP) and voluntary contributions. In addition to our required AHP assessments under the FHLBank Act, we voluntarily set aside $12 million during the first quarter of 2023 to support affordable housing and community development through our Member Impact Fund, a new matching gift grant program for members to strengthen communities in targeted areas of our district.

Financial Results
For the three months ended March 31, 2023, we reported net income of $191 million compared to $54 million for the same period in 2022. The increase in net income, calculated in accordance with accounting principles generally accepted in the United States of America (GAAP), was primarily driven by an increase in net interest income.

Net interest income increased $183 million during the three months ended March 31, 2023 when compared to the same period last year due primarily to higher interest rates, which improved earnings on invested capital, and growth in advance balances.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional discussion on our results of operations.

    Our total assets increased to $186.4 billion at March 31, 2023, from $164.2 billion at December 31, 2022, driven primarily by an increase in investments and advances. Investments increased $14.1 billion due primarily to increased money market investments of $11.5 billion and the purchase of agency mortgage-backed securities (MBS). Advances increased $7.8 billion due mainly to an increase in borrowings by depository institution members.

Total capital increased to $9.1 billion at March 31, 2023 from $8.8 billion at December 31, 2022, due primarily to an increase in activity-based capital stock resulting from an increase in advance balances. Our regulatory capital ratio decreased to 5.00 percent at March 31, 2023, from 5.41 percent at December 31, 2022, but remained above the required regulatory limit at each period end. Regulatory capital includes capital stock, mandatorily redeemable capital stock (MRCS), and retained earnings.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

Adjusted Earnings

As part of evaluating our financial performance, we adjust GAAP net interest income and GAAP net income before assessments for the impact of (i) unpredictable items, including, but not limited to, market adjustments relating to derivative and hedging activities and instruments held at fair value, net asset prepayment fee income, MRCS interest expense, debt extinguishment gains (losses), and (ii) other non-routine items, if applicable. The resulting non-GAAP measure, referred to as our adjusted earnings, reflects both adjusted net interest income and adjusted net income.
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

As indicated in the tables that follow, our adjusted net interest income and adjusted net income increased during the three months ended March 31, 2023 when compared to the same period in 2022. Our adjusted net interest income was impacted primarily by higher interest rates, which improved earnings on invested capital, and growth in advance balances.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended
	March 31,
	2023	2022
GAAP net interest income	$282	$99
Exclude:
Prepayment fees on advances, net[1]	(1)	6
Prepayment fees on investments, net[2]	5	3
Market value adjustments on fair value hedges[3]	(10)	3
Total adjustments	(6)	12
Include items reclassified from other income (loss):
Net interest income (expense) on economic hedges	(21)	(1)
Adjusted net interest income	$267	$86

GAAP net interest margin	0.66%	0.46%
Adjusted net interest margin	0.63%	0.40%

1    Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2    Prepayment fees on investments, net includes basis adjustment amortization, as well as premium and/or discount amortization on non-MBS.

3     Represents market value gains (losses) on derivatives and hedged items in qualifying hedging relationships.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended
	March 31,
	2023	2022
GAAP net income before assessments	$212	$60
Exclude:
Prepayment fees on advances, net[1]	(1)	6
Prepayment fees on investments, net[2]	5	3
Market value adjustments on economic hedges[3]	31	17
Market value adjustments on fair value hedges[4]	(10)	3
Net gains (losses) on financial instruments held under fair value option	(65)	22
Net gains (losses) on trading securities	33	(41)
Net gains (losses) on extinguishment of debt	2	—
Adjusted net income before assessments	217	50
Adjusted AHP assessments[5]	22	5
Adjusted net income	$195	$45

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

5    Adjusted AHP assessments for this non-GAAP measure are calculated as 10 percent of adjusted net income before assessments. For additional discussion on AHP assessments, refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Affordable Housing Program” in our 2022 Form 10-K.

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Replacement of the LIBOR Benchmark Interest Rate

As discussed in our 2022 Form 10-K, we have ceased all new LIBOR-indexed transactions. However, certain of our advances, investments, derivatives, and related collateral are still indexed to LIBOR and have maturity dates that extend beyond June 30, 2023. We are in the process of transitioning away from LIBOR and are utilizing SOFR as our dominant replacement rate on an ongoing basis. In addition, we continue to offer SOFR-indexed advances, issue SOFR-indexed debt, and utilize derivatives indexed to the federal fund or SOFR overnight index swap (OIS) rate.

We are working to ensure we are operationally ready for LIBOR transition activities, including updating our processes and IT systems. During the first quarter of 2023, we began updating our asset contracts and/or replacing our LIBOR-indexed derivatives with SOFR-indexed derivatives and elected the optional expedients set forth under Accounting Standards Update 2020-04 for contract modifications and hedging relationships. The election of these expedients did not have a material effect on our financial condition, results of operations, or cash flows.

The following table summarizes our variable rate advances, investments, consolidated obligation bonds, and derivatives by interest-rate index (in millions):

	March 31, 2023
	LIBOR	SOFR	Federal Funds OIS	Other[1]	Total
Advances, principal amount	$267	$21,923	$—	$19,284	$41,474
Investment securities
Non-MBS, principal amount	801	—	—	—	801
MBS, principal amount	4,524	1,687	—	—	6,211
Total investment securities	5,325	1,687	—	—	7,012
Consolidated obligation bonds, principal amount	—	61,123	—	—	61,123
Total variable rate financial instruments amount	$5,592	$84,733	$—	$19,284	$109,609

Derivatives
Pay leg, notional amount	$909	$70,584	$259	$—	$71,752
Receive leg, notional amount	2,502	10,598	31,415	—	44,515
1     Consists primarily of advances indexed in part to consolidated obligation yields.

The following table presents our exposure to LIBOR-indexed advances, investments, and derivatives (in millions):

	March 31, 2023
	LIBOR Tenors That Cease or Will no Longer be Representative Immediately After June 30, 2023
	Due/Terminates through June 30, 2023	Due/Terminates Thereafter	Total
Assets Indexed to LIBOR
Advances, principal amount by redemption term	$50	$217	$267
Investment securities, by contractual maturity[1]
Non-MBS, principal amount	20	781	801
MBS, principal amount	4	4,520	4,524
Derivatives, receive leg
Cleared, notional amount	374	949	1,323
Uncleared, notional amount	96	1,083	1,179
Total principal/notional amount	$544	$7,550	$8,094

Liabilities Indexed to LIBOR
Derivatives, pay leg
Cleared, notional amount	$264	$395	$659
Uncleared, notional amount	—	250	250
Total principal/notional amount	$264	$645	$909
1    MBS are presented by contractual maturity, however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.
By June 2023, all remaining LIBOR advances and investments are expected to fallback to a SOFR index and all remaining LIBOR derivatives are expected to be terminated or replaced with SOFR-indexed derivatives. For a summary of our risks on the replacement of the LIBOR benchmark interest rate, refer to “Item 1A. Risk Factors” in our 2022 Form 10-K.

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

In March 2023, several U.S. banks experienced significant deposit outflows and financial difficulties, creating stress for the banking industry and the financial markets. During this time, the FHLBanks continued to execute their mission by serving as a reliable source of liquidity and funding for their members. The FHLBanks’ assets and liabilities, primarily advances and consolidated obligations, increased significantly during the first quarter of 2023, driven by increased member demand.

On March 12, 2023, the Federal Reserve Board (Federal Reserve) announced a plan to make available additional funding to eligible depository institutions to help ensure that they have the ability to meet the needs of all their depositors, through eased access to the discount window and the creation of a new Bank Term Funding Program (BTFP). Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments” for additional information on this regulatory action.

During the first quarter of 2023, the economy saw modest growth in spending and production and job gains picked up, running at a robust pace. The unemployment rate remained low; however, inflation remained elevated. In its March 22, 2023 statement, the FOMC stated that it decided to raise the target range for the federal funds rate by 0.25 percent, bringing the target range to 4.75 to 5.00 percent. The FOMC noted that recent developments relating to the U.S. banking system are likely to result in tighter credit conditions for households and businesses and may weigh on economic activity, hiring, and inflation, although the extent of these effects is uncertain. The Committee stated that it anticipates that some additional policy firming may be appropriate in order to attain a stance of monetary policy that is sufficiently restrictive to return inflation to two percent over time. The Committee stated that it will continue reducing its holdings of Treasury securities and agency debt and agency MBS.

Additionally, in January 2023, the United States reached its statutory debt limit and, since then, the U.S. Treasury has been taking measures to prevent the United States from defaulting on its obligations. The failure by the U.S. Government to adequately address its statutory debt limit in a timely manner, or continued uncertainty relating to the debt limit, could result in downgrades to the U.S. Government credit rating or outlook and cause significant harm to the U.S. economy and global financial stability. In addition, because of our government-sponsored enterprise (GSE) status, the credit ratings of the FHLBank System and our consolidated obligations are directly influenced by the U.S. Government credit rating. Future downgrades in credit ratings or outlook may result in higher funding costs, higher volatilities, or other disruptions, including in our access to the capital markets.

Mortgage Markets

During the first quarter of 2023, mortgage rates increased, on average, compared to the same period last year; however decreased from the prior year-end. In the first quarter of 2023, new and existing home sales increased due to seasonality, lower home prices, and lower rates. The primary driver of mortgage activity was purchase activity in the first quarter of 2023, as mortgage rates remain elevated.

Interest Rates

    The following table shows information on key market interest rates1:

	First Quarter 2023 3-Month Average	First Quarter 2022 3-Month Average	March 31, 2023 Ending Rate	December 31, 2022 Ending Rate
Federal funds	4.52%	0.12%	4.83%	4.33%
Three-month LIBOR	4.92	0.53	5.19	4.77
SOFR	4.50	0.09	4.87	4.30
2-year U.S. Treasury	4.34	1.46	4.06	4.43
10-year U.S. Treasury	3.65	1.95	3.48	3.88
30-year residential mortgage note	6.34	3.74	6.24	6.41

1    Source: Bloomberg.

In response to higher inflation, the FOMC raised the target range for the federal funds rate, which led to higher interest rates, on average, during 2023 when compared to the prior year. During the first quarter of 2023, short-term interest rates continued to increase while longer-term interest rates declined.

SELECTED FINANCIAL DATA

    The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Cash and due from banks	$71	$89	$58	$50	$71
Investments[1]	57,530	43,381	40,753	32,753	34,621
Advances	119,027	111,202	82,196	52,731	44,773
Mortgage loans held for portfolio, net[2]	8,473	8,348	8,243	7,940	7,702
Total assets	186,417	164,169	133,155	93,968	87,737
Consolidated obligations
Discount notes	72,642	69,170	64,166	50,185	36,743
Bonds	100,883	84,337	58,708	35,130	42,463
Total consolidated obligations[3]	173,525	153,507	122,874	85,315	79,206
Mandatorily redeemable capital stock	14	15	15	17	18
Total liabilities	177,295	155,418	125,623	87,663	81,792
Capital stock — Class B putable	6,592	6,250	5,086	3,876	3,523
Retained earnings	2,713	2,618	2,538	2,458	2,401
Accumulated other comprehensive income (loss)	(183)	(117)	(92)	(29)	21
Total capital	9,122	8,751	7,532	6,305	5,945
Regulatory capital ratio[4]	5.00	5.41	5.74	6.76	6.77

	For the Three Months Ended
Statements of Income	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Net interest income	$282	$262	$197	$125	$99
Provision (reversal) for credit losses on mortgage loans	—	1	—	1	2
Other income (loss)[5]	(15)	(53)	(12)	25	—
Other expense[6]	55	46	39	39	37
AHP assessments	21	16	15	11	6
Net income	191	146	131	99	54
Selected Financial Ratios[7]
Net interest spread[8]	0.41%	0.48%	0.55%	0.47%	0.42%
Net interest margin[9]	0.66	0.69	0.69	0.54	0.46
Return on average equity (annualized)	8.51	7.02	7.64	6.43	3.71
Return on average capital stock (annualized)	12.00	9.95	11.71	10.44	6.25
Return on average assets (annualized)	0.44	0.38	0.46	0.42	0.25
Average equity to average assets	5.19	5.36	5.98	6.56	6.67

1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2    Includes an allowance for credit losses of $5 million, $5 million, $4 million, $4 million, and $3 million at March 31, 2023, December 31, 2022, September 30, 2022, June 30, 2022, and March 31, 2022.

3    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $1,477.7 billion, $1,181.7 billion, $1,031.9 billion, $882.5 billion, and $699.5 billion at March 31, 2023, December 31, 2022, September 30, 2022, June 30, 2022, and March 31, 2022.

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

RESULTS OF OPERATIONS

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Three Months Ended March 31,
	2023			2022
	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]
Interest-earning assets
Interest-bearing deposits	$3,548	4.47%	$39	$1,196	0.16%	$1
Securities purchased under agreements to resell	8,260	4.58	93	4,546	0.10	1
Federal funds sold	15,244	4.57	171	11,302	0.11	3
MBS[3,4,5]	15,450	5.44	207	11,458	0.93	26
Other investments[3,4,5,6]	4,829	3.05	37	4,391	1.57	17
Advances[4,7]	116,571	4.85	1,394	46,761	0.96	111
Mortgage loans[8]	8,386	3.34	69	7,637	2.81	53
Loans to other FHLBanks	29	4.66	—	—	—	—
Total interest-earning assets	172,317	4.73	2,010	87,291	0.99	212
Non-interest-earning assets	3,096	—	—	806	—	—
Total assets	$175,413	4.65%	$2,010	$88,097	0.98%	$212
Interest-bearing liabilities
Deposits	$1,112	3.71%	$10	$1,959	0.01%	$—
Consolidated obligations
Discount notes[4]	70,180	4.25	735	29,165	0.18	14
Bonds[4]	90,971	4.38	983	49,582	0.81	99
Other interest-bearing liabilities[9]	17	7.68	—	29	4.81	—
Total interest-bearing liabilities	162,280	4.32	1,728	80,735	0.57	113
Non-interest-bearing liabilities	4,023	—	—	1,490	—	—
Total liabilities	166,303	4.21	1,728	82,225	0.56	113
Capital	9,110	—	—	5,872	—	—
Total liabilities and capital	$175,413	4.00%	$1,728	$88,097	0.52%	$113
Net interest income and spread[10]		0.41%	$282		0.42%	$99
Net interest margin[11]		0.66%			0.46%
Average interest-earning assets to interest-bearing liabilities		106.18%			108.12%

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

5    Interest income on investment securities includes prepayment fees, net of related amortization, of $5 million and $3 million for the three months ended March 31, 2023 and 2022.

6    Other investments primarily include U.S. Treasury obligations, other U.S. obligations, GSE obligations and Tennessee Valley Authority (TVA) obligations, state or local housing agency obligations, and taxable municipal bonds.

7    Interest income on advances includes prepayment fees, net of related amortization, of $(1) million and $6 million for the three months ended March 31, 2023 and 2022.

8    Non-accrual loans are included in the average balance used to determine the average yield.

9    Other interest-bearing liabilities consist primarily of MRCS and/or borrowings from other FHLBanks.

10    Represents annualized yield on total interest-earning assets minus annualized yield on total interest-bearing liabilities.

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

	Three Months Ended
	March 31, 2023 vs. March 31, 2022
	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest income
Interest-bearing deposits	$3	$35	$38
Securities purchased under agreements to resell	2	90	92
Federal funds sold	1	167	168
MBS	12	169	181
Other investments	2	18	20
Advances	345	938	1,283
Mortgage loans	5	11	16
Total interest income	370	1,428	1,798
Interest expense
Deposits	—	10	10
Consolidated obligations
Discount notes	42	679	721
Bonds	141	743	884
Total interest expense	183	1,432	1,615
Net interest income	$187	$(4)	$183

NET INTEREST SPREAD AND MARGIN

Net interest spread represents the annualized yield on total interest-earning assets minus the annualized cost of total interest-bearing liabilities. Our net interest spread remained relatively stable during the three months ended March 31, 2023 when compared to the same period in 2022. Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. Our net interest margin increased during the three months ended March 31, 2023 when compared to the same period in 2022 due primarily to higher interest rates, which improved our earnings on invested capital.

Interest income increased during the three months ended March 31, 2023 when compared to the same period in 2022 due primarily to the higher interest rate environment, as well as higher advance volumes. Interest expense increased during the three months ended March 31, 2023 when compared to the same period in 2022 due to the higher interest rate environment and higher consolidated obligation volumes necessary to fund our asset growth and/or meet liquidity requirements.

Other Income (Loss)

    The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended
	March 31,
	2023	2022
Net gains (losses) on trading securities	$33	$(41)
Net gains (losses) on financial instruments held under fair value option	(65)	22
Net gains (losses) on derivatives	10	16
Net gains (losses) on extinguishment of debt	2	—
Standby letter of credit fees	2	2
Other, net	3	1
Total other income (loss)	$(15)	$—

Other income (loss) declined $15 million during the three months ended March 31, 2023 when compared to the same period in 2022. During the three months ended March 31, 2023, we recorded net combined losses of $22 million on our trading securities, fair value option instruments, and economic derivatives, including the related interest settlements, compared to net losses of $3 million for the same period in 2022. These changes were primarily driven by the interest rate environment, as well as credit spreads on our fixed rate trading securities. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our economic derivatives.

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended March 31, 2023
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$9	$6	$—	$—	$(1)	$—	$14
Net gains (losses) on derivatives and hedged items	(6)	11	—	—	(14)	—	(9)
Net interest settlements on derivatives[2]	135	48	—	—	(49)	—	134
Total impact to net interest income	138	65	—	—	(64)	—	139
Other income (loss):
Net gains (losses) on derivatives[3]	—	(3)	(1)	21	—	—	17
Net gains (losses) on trading securities[4]	—	33	—	—	—	—	33
Net gains (losses) on financial instruments held under fair value option[4]	—	—	—	(65)	—	—	(65)
Price alignment amount on derivatives[5]	—	—	—	—	—	(7)	(7)
Total impact to other income (loss)	—	30	(1)	(44)	—	(7)	(22)
Total net effect of hedging activities[6]	$138	$95	$(1)	$(44)	$(64)	$(7)	$117

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

NET AMORTIZATION/ACCRETION
Net amortization/accretion varies from period to period depending on our hedge relationship termination activities and the maturity, call, or prepayment of assets or liabilities previously in hedge relationships. During the three months ended March 31, 2023, our change in amortization activity when compared to the same period last year was driven primarily by the prepayment of advances and investments that were previously in a hedge relationship, as well as the termination of certain advance fair value hedge relationships.

NET GAINS (LOSSES) ON DERIVATIVES AND HEDGED ITEMS

Net gains and losses on derivatives and hedged items designated in fair value hedge relationships are recorded in net interest income. Gains (losses) on derivatives and hedged items are primarily driven by market volatility and the impact it had on interest rates.

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

NET GAINS (LOSSES) ON DERIVATIVES

We utilize economic derivatives to manage certain risks on our Statements of Condition. Gains and losses on economic derivatives include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. During the three months ended March 31, 2023, we recorded net gains of $17 million on our economic derivatives, compared to net gains of $16 million during the same period last year. These changes were primarily driven by the interest rate environment.

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended March 31,
	2023	2022
Compensation and benefits	$20	$18
Contractual services	6	5
Professional fees	3	3
Other operating expenses	5	4
Total operating expenses	34	30
Federal Housing Finance Agency	2	3
Office of Finance	3	2
Other, net	16	2
Total other expense	$55	$37

Other expense increased during the three months ended March 31, 2023 when compared to the same period last year, primarily due to an increase in other, net expense. The increase in other, net expense was mainly due to a $12 million voluntary contribution to our Member Impact Fund, a discretionary non-AHP program intended to support affordable housing and community development.

STATEMENTS OF CONDITION

Financial Highlights

    Our total assets increased to $186.4 billion at March 31, 2023 from $164.2 billion at December 31, 2022. Our total liabilities increased to $177.3 billion at March 31, 2023 from $155.4 billion at December 31, 2022. Total capital increased to $9.1 billion at March 31, 2023 from $8.8 billion at December 31, 2022. See further discussion of changes in our financial condition in the appropriate sections that follow.

Cash and Due from Banks

At March 31, 2023, our total cash balance was $71 million compared to $89 million at December 31, 2022, a decrease of $18 million. Our cash balance is influenced by our liquidity needs, member advance activity, market conditions, and the availability of attractive investment opportunities.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	March 31, 2023	December 31, 2022
Commercial banks	$73,758	$66,303
Savings institutions	1,052	1,498
Credit unions	11,502	12,989
Insurance companies	33,500	31,433
CDFIs	12	12
Total member advances	119,824	112,235
Housing associates	54	74
Non-member borrowers	64	65
Total par value	$119,942	$112,374

Our total advance par value increased $7.6 billion or seven percent at March 31, 2023 when compared to December 31, 2022, primarily due to an increase in borrowings by depository institution members. During March 2023, member demand for advances accelerated in response to the stress placed on the banking industry and financial markets resulting from the financial difficulties experienced by certain depository institutions. We served as a reliable and on-demand source of liquidity for our members throughout the disruption, and reached a peak advance balance of $133.5 billion in mid-March.

The following table summarizes our advances by interest rate payment terms (dollars in millions):

	March 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Fixed rate	$76,963	64	$63,693	57
Fixed rate, putable	144	—	168	—
Variable rate	22,289	19	23,908	21
Variable rate, callable[1]	19,185	16	23,291	21
Other[2]	1,359	1	1,313	1
Overdrawn demand deposit accounts	2	—	1	—
Total advance par value	119,942	100	112,374	100
Premiums	8		11
Fair value hedging adjustments	(923)		(1,183)
Total	$119,027		$111,202

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

Fair value hedging adjustments changed $0.3 billion at March 31, 2023 when compared to December 31, 2022 due primarily to the impact of interest rates on our cumulative fair value adjustments on advances in active hedge relationships.

At March 31, 2023 and December 31, 2022, advances outstanding to our five largest member borrowers totaled $49.8 billion and $50.9 billion, which represented 42 percent and 45 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at March 31, 2023 (dollars in millions):

	Amount	% of Total Advances
Wells Fargo Bank, N.A.	$27,000	22
Zions Bancorporation, National Association	8,000	7
Umpqua Bank	5,900	5
Athene Annuity and Life Company[1]	4,606	4
Principal Life Insurance Company	4,250	4
Total par value	$49,756	42

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

Mortgage Loans

    The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	March 31, 2023	December 31, 2022
Fixed rate conventional loans	$8,020	$7,890
Fixed rate government-insured loans	381	387
Total unpaid principal balance	8,401	8,277
Premiums	98	96
Discounts	(11)	(11)
Basis adjustments from mortgage loan purchase commitments	(10)	(9)
Total mortgage loans held for portfolio	8,478	8,353
Allowance for credit losses	(5)	(5)
Total mortgage loans held for portfolio, net	$8,473	$8,348

Our total mortgage loans increased $0.1 billion or one percent at March 31, 2023 when compared to December 31, 2022. The increase was primarily due to new loan purchases exceeding principal paydowns, driven in part by a decrease in prepayment activity as mortgage rates remained elevated.

We evaluate mortgage loans for credit losses on a quarterly basis. For additional discussion on our mortgage loan credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Assets.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	March 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$2,801	5	$2,031	4
Securities purchased under agreements to resell	22,900	40	12,590	29
Federal funds sold	9,830	17	9,415	22
Total short-term investments	35,531	62	24,036	55
Long-term investments[2]
MBS
GSE single-family	734	1	767	2
GSE multifamily	12,740	22	9,805	23
U.S. obligations single-family[3]	3,755	7	3,678	8
Private-label residential	3	—	4	—
Total MBS	17,232	30	14,254	33
Non-MBS
U.S. Treasury obligations[3]	2,282	4	2,501	6
Other U.S. obligations[3]	733	1	834	2
GSE and TVA obligations	880	1	888	2
State or local housing agency obligations	481	1	482	1
Other[4]	391	1	386	1
Total non-MBS	4,767	8	5,091	12
Total long-term investments	21,999	38	19,345	45
Total investments	$57,530	100	$43,381	100

1    Short-term investments have original maturities equal to or less than one year.

2    Long-term investments have original maturities of greater than one year.

3    Represents investment securities backed by the full faith and credit of the U.S. Government.

4    Consists primarily of taxable municipal bonds.

Our investments increased $14.1 billion or 33 percent at March 31, 2023 when compared to December 31, 2022 due primarily to an increase in money market investments of $11.5 billion and the purchase of agency MBS. At March 31, 2023 and December 31, 2022, we had GSE MBS purchases with a total par value of $1.3 billion and $181 million that were traded but not yet settled. These investments were recorded as “available-for-sale” on our Statements of Condition with a corresponding payable recorded in “other liabilities.”

The Finance Agency limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 1.91 and 1.69 at March 31, 2023 and December 31, 2022.

We evaluate investments for credit losses on a quarterly basis. For additional discussion on our investment credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”

Consolidated Obligations

    Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At March 31, 2023 and December 31, 2022, the carrying value of consolidated obligations for which we are primarily liable totaled $173.5 billion and $153.5 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	March 31, 2023	December 31, 2022
Par value	$73,482	$70,002
Discounts and concession fees[1]	(798)	(725)
Fair value option valuation adjustments	(42)	(107)
Total	$72,642	$69,170

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes increased $3.5 billion or five percent at March 31, 2023 when compared to December 31, 2022. During the three months ended March 31, 2023, we utilized discount notes primarily to fund our increase in short-term assets and/or meet our liquidity requirements.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	March 31, 2023	December 31, 2022
Par value	$100,985	$84,572
Premiums	82	86
Discounts and concession fees[1]	(27)	(23)
Fair value hedging adjustments	(157)	(298)
Total	$100,883	$84,337

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds increased $16.5 billion or 20 percent at March 31, 2023 when compared to December 31, 2022. During the three months ended March 31, 2023, we increased our utilization of bonds primarily to fund our asset growth and/or meet our liquidity requirements. Fair value hedging adjustments changed $141 million at March 31, 2023 when compared to December 31, 2022 due primarily to the impact of interest rates on our cumulative fair value adjustments on bonds in active hedge relationships.

For additional information on our consolidated obligations, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Capital

The following table summarizes information on our capital (dollars in millions):

	March 31, 2023	December 31, 2022
Capital stock	$6,592	$6,250
Retained earnings	2,713	2,618
Accumulated other comprehensive income (loss)	(183)	(117)
Total capital	$9,122	$8,751

Our capital increased at March 31, 2023 when compared to December 31, 2022 due primarily to an increase in activity-based capital stock resulting from an increase in advance balances. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for additional information on our capital.

Derivatives

    We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	March 31, 2023	December 31, 2022
Interest rate swaps
Non-callable	$103,999	$94,582
Callable by counterparty	12,268	6,901
Total interest rate swaps	116,267	101,483
Forward settlement agreements	152	46
Mortgage loan purchase commitments	153	46
Total notional amount	$116,572	$101,575

The notional amount of our derivative contracts increased $15.0 billion or 15 percent at March 31, 2023 when compared to December 31, 2022. This was primarily due to increased utilization of non-callable and callable swaps to hedge our advances and consolidated obligations in an effort to manage our interest rate risk. For additional discussion regarding our use of derivatives, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the three months ended March 31, 2023, proceeds from the issuance of bonds and discount notes were $42.8 billion and $423.4 billion compared to $8.7 billion and $83.9 billion for the same period in 2022. During the three months ended March 31, 2023, we increased our usage of consolidated obligations primarily to fund our asset growth and/or meet our liquidity requirements.

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of April 30, 2023, our consolidated obligations were rated AA+/A-1+ by S&P Global Ratings (S&P) and Aaa/P-1 by Moody’s and both ratings had a stable outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2022 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At March 31, 2023 and December 31, 2022, the total par value of outstanding consolidated obligations for which we are primarily liable was $174.5 billion and $154.6 billion. At March 31, 2023 and December 31, 2022, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was $1,303.2 billion and $1,027.1 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President and chief executive officer (CEO) or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of April 30, 2023, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

    We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the three months ended March 31, 2023, repayments of consolidated obligations totaled $446.6 billion compared to $90.9 billion for the same period in 2022.

During the three months ended March 31, 2023, advance disbursements (excluding daily renewals) totaled $220.9 billion compared to $35.4 billion for the same period in 2022. Advance disbursements will vary from period to period depending on member needs and increased during the three months ended March 31, 2023 due primarily to increased member utilization of short-term advances. In particular, we saw accelerated member demand throughout March in response to the stress placed on the banking industry and financial markets resulting from the financial difficulties experienced by certain depository institutions. During the three months ended March 31, 2023, investment purchases (excluding overnight investments) totaled $2.4 billion compared to $2.1 billion for the same period in 2022. In both periods, we purchased money market investments in an effort to manage our liquidity position, and also purchased agency MBS.

We also use liquidity to purchase mortgage loans, redeem member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

LIQUIDITY REQUIREMENTS
We are subject to certain liquidity requirements set forth by the Finance Agency and maintain a liquidity contingency funding plan designed to enable us to meet our obligations and the liquidity needs of our members in the event of short-term capital market disruptions, or operational disruptions at our Bank and/or the Office of Finance. For additional details on these liquidity requirements, refer to our 2022 Form 10-K. Our primary liquidity requirement is discussed further below.

Finance Agency Advisory Bulletin on FHLBank Liquidity (the Liquidity Guidance AB) – This guidance requires us to maintain sufficient liquidity for a period of 10 to 30 calendar days. The base case scenario requires 20 days of positive daily cash balances and assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including large, highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. In March 2023, we were non-compliant with this liquidity guidance for one day to meet increased advance demand. At March 31, 2023 and December 31, 2022, we were in compliance with this base case liquidity guidance.
The Liquidity Guidance AB also specifies appropriate funding gap limits to address the risks associated with an FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of total assets. The guidance provides recommended funding gap maximums of negative 15 percent at the three-month horizon and negative 30 percent at the one-year horizon. At March 31, 2023 and December 31, 2022, we adhered to these funding gap requirements.
Capital

CAPITAL REQUIREMENTS

    We are subject to certain regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operational risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as the amounts paid-in for Class B capital stock (including MRCS), and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including MRCS) and retained earnings. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At March 31, 2023 and December 31, 2022, we did not hold any nonpermanent capital. At March 31, 2023 and December 31, 2022, we were in compliance with all three of the Finance Agency’s regulatory capital requirements.

    In addition to the requirements previously discussed, the Finance Agency Advisory Bulletin on capital stock (the Capital Stock AB) requires each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets. For purposes of the Capital Stock AB, capital stock includes MRCS. The capital stock to total assets ratio is measured on a daily average basis at month end. At March 31, 2023 and December 31, 2022, we were in compliance with the Capital Stock AB.

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

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	March 31, 2023	December 31, 2022
Commercial banks	$3,973	$3,659
Savings institutions	103	119
Credit unions	886	926
Insurance companies	1,629	1,545
CDFIs	1	1
Total GAAP capital stock	6,592	6,250
MRCS	14	15
Total regulatory capital stock	$6,606	$6,265

The increase in regulatory capital stock held at March 31, 2023 when compared to December 31, 2022 was due primarily to an increase in activity-based capital stock resulting from an increase in advance balances. For additional information on our capital stock, refer to “Item 1. Financial Statements — Note 8 — Capital.”

Retained Earnings
Our risk management policies require a minimum level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this minimum level and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve this level of retained earnings. At March 31, 2023 and December 31, 2022, our actual retained earnings exceeded our required minimum level of retained earnings.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other Federal Home Loan Banks in 2011. Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of our average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At March 31, 2023 and December 31, 2022, our restricted retained earnings balance totaled $741 million and $703 million. One percent of our average balance of outstanding consolidated obligations for the three months ended March 31, 2023 was $1.6 billion.

Dividends

Our dividend philosophy is to pay a consistent dividend equal to or greater than the current market rate for a highly-rated investment (i.e. SOFR), and at a rate that the Board of Directors believes is sustainable under current and projected earnings to maintain an appropriate level of capital and retained earnings. Our dividend is determined quarterly by our Board of Directors, based on policies, regulatory requirements, actual performance, and other considerations that the Board determines to be appropriate.

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended
	March 31,
	2023	2022
Aggregate cash dividends paid[1]	$96	$43
Effective combined annualized dividend rate paid on capital stock[2]	6.58%	4.86%
Annualized dividend rate paid on membership capital stock	3.00%	3.00%
Annualized dividend rate paid on activity-based capital stock	7.75%	6.00%
Average SOFR	4.50%	0.09%

1    Includes aggregate cash dividends paid during the period. Amount excludes cash dividends paid on MRCS. For financial reporting purposes, these dividends were recorded as interest expense on our Statements of Income.

2    Effective combined annualized dividend rate is paid on total capital stock, including MRCS.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of our critical accounting estimates, refer to our 2022 Form 10-K. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2023.

For a discussion of recently adopted or issued accounting standards, refer to “Item 1. Financial Statements — Note 2 — Recently Adopted and Issued Accounting Guidance.”

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Consumer Financial Protection Bureau (CFPB) Final Rule on Small Business Lending Data

On March 30, 2023, the CFPB issued a final rule requiring certain covered financial institutions to collect and report small business lending data. For purposes of this rule, small businesses are businesses with $5 million or less in gross annual revenue in the preceding fiscal year. An FHLBank will be subject to data collection and reporting obligations if the FHLBank has originated a minimum of 100 “covered credit transactions” to small businesses in each of the two preceding calendar years. The final rule implements phased-in compliance dates, beginning on October 1, 2024, based on the number of originations the covered financial institution makes to small businesses within a specified timeframe. We are assessing whether the obligations will be triggered for us and what operational changes will be necessary for compliance. While we are still analyzing the impact of the final rule, we do not believe these changes will have a material effect on our financial condition or results of operations.

Federal Reserve Bank Term Funding Program

On March 12, 2023, in response to prevailing concerns about the ability of banks to meet the needs of all their depositors, the Federal Reserve announced the implementation of a BTFP as an additional source of liquidity for eligible borrowers, including any U.S. federally insured depository institution or U.S. branch or agency of a foreign bank that is eligible for primary credit with the Federal Reserve. The BTFP offers up to one-year term loans to be secured by eligible collateral owned by eligible borrowers as of March 12, 2023. Such loans can be requested until at least March 11, 2024. The BTFP is subject to $25 billion in credit protection by the U.S. Department of Treasury. The BTFP makes an alternative funding source with favorable terms available for our depository institution members, which could reduce demand for advances from us by some members during the term of the BTFP. We are still analyzing the impact of this new program and cannot predict its effect on our business, financial condition, and results of operations.

Finance Agency Proposed Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans

On April 26, 2023, the Finance Agency published a proposed rule that specifies requirements related to FHLBank compliance with fair housing and fair lending laws and prohibitions on unfair or deceptive acts or practices. The fair housing and fair lending laws would be the Fair Housing Act, the Equal Credit Opportunity Act and those acts’ implementing regulations. Further, the proposed rule would outline the Finance Agency’s enforcement authority. The proposal is open for public comment through June 26, 2023, and we are evaluating the potential impact of the proposed rule on us and our operations.

RISK MANAGEMENT

We have risk management policies, established by our Board of Directors, that allow us to monitor and control our exposure to various risks, including interest rate, liquidity, credit, operational, model, information security, legal, regulatory and compliance, diversity, equity, and inclusion (DEI), strategic, and reputational risk, as well as capital adequacy. Our primary risk management objective is to manage our assets and liabilities in ways that ensure liquidity is available to our members and protect the par redemption value of our capital stock. We periodically evaluate our risk management policies in order to respond to changes in our financial position and general market conditions. The following sections outline our interest rate, credit, and information security risks. For additional details on all other risks noted above, please refer to our 2022 Form 10-K.
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

We monitor and manage to MVE policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. At March 31, 2023 and December 31, 2022, our base case MVE was $8.9 billion and $8.6 billion, and the increase between periods was primarily due to an increase in activity-based capital stock and retained earnings. During the three months ended March 31, 2023, we recorded net income of $191 million and our dividends totaled $96 million. The earnings in excess of our dividend payments had a positive impact on MVE. At March 31, 2023 and December 31, 2022, we were in compliance with all MVE policy limits.

Market Value of Capital Stock (MVCS) represents our MVE divided by the total outstanding shares of our capital stock (including MRCS). To ensure we remain adequately capitalized, we must ensure our MVCS remains at or above our $100 par value. Our base case MVCS was $135.0 at March 31, 2023 compared to $136.7 at December 31, 2022. The decrease in our base case MVCS was primarily attributable to an increase in activity-based capital stock when compared to December 31, 2022 due to higher advance activity. As we issued this capital stock at par, which was below our current MVCS value, our MVCS was negatively impacted.

For more information on this risk measure, including policy limits, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk — Market Value of Equity” in our 2022 Form 10-K.

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

We monitor and manage to policy limits, which are based on the spread between our projected AROCS and average SOFR in parallel and non-parallel interest rate change scenarios. Additionally, there is a limit on the decline in projected AROCS from base case AROCS for certain basis shock scenarios to limit basis risk exposure. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. We were in compliance with all projected 24-month income policy limits at March 31, 2023 and December 31, 2022.

For more information on this risk measure, including policy limits, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk — Projected 24-Month Income” in our 2022 Form 10-K.

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

At March 31, 2023 and December 31, 2022, borrowers pledged $361.9 billion and $350.2 billion of collateral (net of applicable discounts) to support activity with us, including advances. At March 31, 2023 and December 31, 2022, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

We evaluate advances for credit losses on a quarterly basis. We have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of March 31, 2023 and December 31, 2022. Refer to “Item 1. Financial Statements — Note 4 — Advances” for additional information on our collateral practices, eligible collateral, and allowance for credit losses.

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

The following table presents the unpaid principal balance of our mortgage loans by product type (dollars in millions):

Product Type	March 31, 2023	December 31, 2022
Conventional	$8,020	$7,890
Government	381	387
Total unpaid principal balance	$8,401	$8,277

We manage the credit risk on mortgage loans by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our participating financial institutions (PFIs), and (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs.

We evaluate mortgage loans for credit losses on a quarterly basis and establish an allowance for credit losses to reflect management’s estimate of expected credit losses inherent in the portfolio. At both March 31, 2023 and December 31, 2022, we had an allowance for credit losses of $5 million on our conventional mortgage loans. At March 31, 2023, over 99 percent of our conventional loan portfolio was performing (i.e. current payment status) and charge-offs recorded during the three months ended March 31, 2023 were less than one percent of the total conventional portfolio.

We have never experienced a credit loss on our government-insured mortgage loans. At March 31, 2023 and December 31, 2022, we determined no allowance for credit losses was necessary on our government-insured mortgage loans.

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

Finance Agency regulations also limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. At March 31, 2023, we were in compliance with the regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

In addition, Finance Agency regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of regulatory capital and the counterparty’s overall credit rating. At March 31, 2023, we were in compliance with the regulatory limits established for unsecured credit.

Refer to“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk” in our 2022 Form 10-K for additional information on these regulatory limits.

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

At March 31, 2023, our unsecured short-term investment exposure consisted of overnight interest-bearing deposits and federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile (dollars in millions):

	March 31, 2023
	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
Domestic	$—	$3,940	$3,940
U.S. branches and agency offices of foreign commercial banks
Australia	1,300	—	1,300
Canada	—	2,610	2,610
Finland	1,300	—	1,300
France	—	200	200
Germany	1,300	—	1,300
Netherlands	—	890	890
Norway	200	—	200
United Kingdom	—	890	890
Total U.S. branches and agency offices of foreign commercial banks	4,100	4,590	8,690
Total unsecured short-term investment exposure	$4,100	$8,530	$12,630

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

Investment Ratings

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	March 31, 2023
	Credit Rating[1]
	AAA	AA	A	BBB	Unrated	Total
Interest-bearing deposits	$—	$1	$2,800	$—	$—	$2,801
Securities purchased under agreements to resell	—	14,600	6,100	—	2,200	22,900
Federal funds sold	—	4,100	5,730	—	—	9,830
Investment securities:
MBS
GSE single-family	—	734	—	—	—	734
GSE multifamily	—	12,740	—	—	—	12,740
U.S. obligations single-family[2]	—	3,755	—	—	—	3,755
Private-label residential	—	1	1	1	—	3
Total MBS	—	17,230	1	1	—	17,232
Non-MBS
U.S. Treasury obligations[2]	—	2,282	—	—	—	2,282
Other U.S. obligations[2]	—	733	—	—	—	733
GSE and TVA obligations	—	880	—	—	—	880
State or local housing agency obligations	451	30	—	—	—	481
Other[3]	347	44	—	—	—	391
Total non-MBS	798	3,969	—	—	—	4,767
Total investments	$798	$39,900	$14,631	$1	$2,200	$57,530

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

We evaluate investments for credit losses on a quarterly basis. At March 31, 2023 and December 31, 2022, we determined no allowance for credit losses was necessary on our investments. Refer to “Item 1. Financial Statements — Note 3 — Investments” for additional information on our allowance for credit losses.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	March 31, 2023
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A2	$80	$—	$—	$—
Liability positions with credit exposure
Uncleared derivatives
A2	235	—	—	—
Cleared derivatives[3]	101,795	(71)	855	784
Total derivative positions with credit exposure to non-member counterparties	102,110	(71)	855	784
Member institutions[4]	137	1	—	1
Total	102,247	$(70)	$855	$785
Derivative positions without credit exposure	14,325
Total notional	$116,572

1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.

2    Net credit exposure is less than $1 million.

3    Represents derivative transactions cleared with CME Clearing and London Clearing House (LCH) Ltd., our Clearinghouses. CME Clearing is not rated, but its parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by S&P at March 31, 2023. LCH Ltd. was rated AA- by S&P at March 31, 2023.

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Item 1. Financial Statements — Note 10 — Commitments and Contingencies” for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2022 Form 10-K. There have been no material changes to our risk factors during the three months ended March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 28, 2023, the Bank entered into a purchase agreement (Purchase Agreement) with Principal Life Insurance Company (Insurer). Under the Purchase Agreement, the Bank purchased a non-participating single premium group annuity contract (Annuity Contract) and transferred to the Insurer the future benefit obligations and annuity administration for approximately 540 participants (Participants) under the Pentegra Defined Benefit Pension Plan for Financial Institutions (Plan).

Upon payment of the premium to the Insurer under the Purchase Agreement (Transaction), the Plan is no longer responsible for the payment of pension benefit obligations to the Participants and the Insurer has assumed responsibility for making such payments. The purchase of the Annuity Contract was funded directly by assets of the Plan. The Bank did not incur any expenses or use any Bank assets in connection with the Transaction. Benefits payable to the Participants are not being reduced as a result of the Transaction.

The purchase of the Annuity Contract was completed on May 2, 2023. Subject to certain conditions set forth in the Purchase Agreement, all Participants will continue to receive their benefits from the Plan until May 31, 2023, after which time the Insurer will assume responsibility for making direct payment of benefits to the Participants and for administrative and customer service support regarding such benefits.

Following the transactions described above, the Bank is no longer a party to the Plan.

ITEM 6. EXHIBITS

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective December 8, 2021[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended and approved by the Federal Housing Finance Agency on May 31, 2015[3]
10.1	Federal Home Loan Bank of Des Moines 2023 Executive Incentive Plan, effective January 1, 2023[4]
10.2	2023 Director Fee Policy, effective January 1, 2023[5]
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

1    Incorporated by reference from our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

2    Incorporated by reference from our Form 8-K filed with the SEC on December 14, 2021 (Commission File No. 000-51999).

3    Incorporated by reference from our Form 10-Q filed with the SEC on August 10, 2022 (Commission File No. 000-51999).

4    Incorporated by reference from our Form 8-K filed with the SEC on March 23, 2023 (Commission File No. 000-51999).

5    Incorporated by reference from our Form 8-K filed with the SEC on November 30, 2022 (Commission File No. 000-51999).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	May 9, 2023

By:	/s/ Kristina K. Williams
Kristina K. Williams President and Chief Executive Officer

By:	/s/ James G. Livingston
James G. Livingston Chief Financial Officer (Principal Financial and Accounting Officer)