Form 10-Q
period 2023-09-30
Federal Home Loan Bank of Des Moines
filed 2023-11-09
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2023
Class B Stock, par value $100	68,540,249

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars in millions, except capital stock par value)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$84	$89
Interest-bearing deposits (Note 3)	3,996	2,031
Securities purchased under agreements to resell (Note 3)	15,700	12,590
Federal funds sold (Note 3)	12,680	9,415
Investment securities (Note 3)
Trading securities	1,794	2,817
Available-for-sale securities (amortized cost of $21,823 and $15,677)	21,619	15,563
Held-to-maturity securities (fair value of $860 and $959)	878	965
Total investment securities	24,291	19,345
Advances (Note 4)	122,258	111,202
Mortgage loans held for portfolio, net of allowance for credit losses of $6 and $5 (Note 5)	9,546	8,348
Loans to other FHLBanks	300	—
Accrued interest receivable	554	389
Derivative assets, net (Note 6)	1,129	643
Other assets, net	130	117
TOTAL ASSETS	$190,668	$164,169
LIABILITIES
Deposits
Interest-bearing	$1,019	$1,006
Non-interest-bearing	121	70
Total deposits	1,140	1,076
Consolidated obligations (Note 7)
Discount notes (includes $39,777 and $44,531 at fair value held under fair value option)	64,315	69,170
Bonds	113,766	84,337
Total consolidated obligations	178,081	153,507
Mandatorily redeemable capital stock (Note 8)	12	15
Accrued interest payable	1,048	436
Affordable Housing Program payable	179	135
Derivative liabilities, net (Note 6)	4	4
Other liabilities	594	245
TOTAL LIABILITIES	181,058	155,418
Commitments and contingencies (Note 10)
CAPITAL (Note 8)
Capital stock - Class B putable ($100 par value); 68,105,273 and 62,495,304 issued and outstanding shares	6,811	6,250
Retained earnings
Unrestricted	2,161	1,915
Restricted	844	703
Total retained earnings	3,005	2,618
Accumulated other comprehensive income (loss)	(206)	(117)
TOTAL CAPITAL	9,610	8,751
TOTAL LIABILITIES AND CAPITAL	$190,668	$164,169

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
INTEREST INCOME
Advances	$1,740	$442	$4,742	$737
Interest-bearing deposits	58	8	147	11
Securities purchased under agreements to resell	132	30	394	39
Federal funds sold	200	71	596	97
Trading securities	9	8	26	24
Available-for-sale securities	308	102	826	187
Held-to-maturity securities	11	8	33	22
Mortgage loans held for portfolio	83	62	226	171
Loans to other FHLBanks	—	—	1	—
Total interest income	2,541	731	6,991	1,288
INTEREST EXPENSE
Consolidated obligations - Discount notes	671	264	2,133	372
Consolidated obligations - Bonds	1,517	266	3,864	489
Deposits	13	4	34	5
Mandatorily redeemable capital stock	—	—	1	1
Total interest expense	2,201	534	6,032	867
NET INTEREST INCOME	340	197	959	421
Provision (reversal) for credit losses on mortgage loans	—	—	1	3
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	340	197	958	418
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	—	(47)	23	(111)
Net gains (losses) on financial instruments held under fair value option	(9)	50	(70)	149
Net gains (losses) on derivatives	8	(18)	1	(32)
Net gains (losses) on extinguishment of debt	—	—	2	—
Standby letter of credit fees	2	1	6	6
Other, net	2	2	9	1
Total other income (loss)	3	(12)	(29)	13
OTHER EXPENSE
Compensation and benefits	18	17	56	53
Contractual services	5	5	17	15
Professional fees	4	5	11	11
Other operating expenses	6	5	17	14
Federal Housing Finance Agency	3	2	8	7
Office of Finance	2	1	6	5
Community and housing contributions	5	—	17	—
Other, net	5	4	12	10
Total other expense	48	39	144	115
NET INCOME BEFORE ASSESSMENTS	295	146	785	316
Affordable Housing Program assessments	30	15	79	32
NET INCOME	$265	$131	$706	$284

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$265	$131	$706	$284
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	(100)	(64)	(90)	(175)
Pension and postretirement benefits	1	1	1	(1)
Total other comprehensive income (loss)	(99)	(63)	(89)	(176)
TOTAL COMPREHENSIVE INCOME (LOSS)	$166	$68	$617	$108

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JUNE 30, 2022	39	$3,876	$1,810	$648	$2,458	$(29)	$6,305
Comprehensive income (loss)	—	—	105	26	131	(63)	68
Proceeds from issuance of capital stock	33	3,300	—	—	—	—	3,300
Repurchases/redemptions of capital stock	(21)	(2,088)	—	—	—	—	(2,088)
Net stock reclassified (to) from mandatorily redeemable capital stock	—	(2)	—	—	—	—	(2)
Cash dividends on capital stock	—	—	(51)	—	(51)	—	(51)
BALANCE, SEPTEMBER 30, 2022	51	$5,086	$1,864	$674	$2,538	$(92)	$7,532

BALANCE, JUNE 30, 2023	64	$6,449	$2,063	$791	$2,854	$(107)	$9,196
Comprehensive income (loss)	—	—	212	53	265	(99)	166
Proceeds from issuance of capital stock	24	2,362	—	—	—	—	2,362
Repurchases/redemptions of capital stock	(20)	(1,999)	—	—	—	—	(1,999)
Net stock reclassified (to) from mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Cash dividends on capital stock	—	—	(114)	—	(114)	—	(114)
BALANCE, SEPTEMBER 30, 2023	68	$6,811	$2,161	$844	$3,005	$(206)	$9,610

BALANCE, DECEMBER 31, 2021	34	$3,364	$1,773	$617	$2,390	$84	$5,838
Comprehensive income (loss)	—	—	227	57	284	(176)	108
Proceeds from issuance of capital stock	60	6,012	—	—	—	—	6,012
Repurchases/redemptions of capital stock	(43)	(4,285)	—	—	—	—	(4,285)
Net stock reclassified (to) from mandatorily redeemable capital stock	—	(5)	—	—	—	—	(5)
Cash dividends on capital stock	—	—	(136)	—	(136)	—	(136)
BALANCE, SEPTEMBER 30, 2022	51	$5,086	$1,864	$674	$2,538	$(92)	$7,532

BALANCE, DECEMBER 31, 2022	63	$6,250	$1,915	$703	$2,618	$(117)	$8,751
Comprehensive income (loss)	—	—	565	141	706	(89)	617
Proceeds from issuance of capital stock	87	8,705	—	—	—	—	8,705
Repurchases/redemptions of capital stock	(82)	(8,143)	—	—	—	—	(8,143)
Net stock reclassified (to) from mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Cash dividends on capital stock	—	—	(319)	—	(319)	—	(319)
BALANCE, SEPTEMBER 30, 2023	68	$6,811	$2,161	$844	$3,005	$(206)	$9,610

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$706	$284
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization/(accretion)	89	200
Net (gains) losses on trading securities	(23)	111
Net (gains) losses on financial instruments held under fair value option	70	(149)
Net change in derivatives and hedging activities	1,011	1,575
Net (gains) losses on extinguishment of debt	(2)	—
Other adjustments, net	2	4
Net change in:
Accrued interest receivable	(312)	(173)
Other assets	(6)	9
Accrued interest payable	612	111
Other liabilities	43	(1)
Total adjustments	1,484	1,687
Net cash provided by (used in) operating activities	2,190	1,971
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(2,413)	(966)
Securities purchased under agreements to resell	(3,110)	1,510
Federal funds sold	(3,265)	(5,578)
Loans to other FHLBanks	(300)	(1,020)
Trading securities
Proceeds from sales	248	549
Proceeds from maturities and paydowns	1,035	284
Purchases	(237)	(2,591)
Available-for-sale securities
Proceeds from maturities and paydowns	2,671	2,226
Purchases	(8,936)	(3,594)
Held-to-maturity securities
Proceeds from maturities and paydowns	82	323
Advances
Repaid	473,606	204,844
Originated	(485,115)	(244,139)
Mortgage loans held for portfolio
Principal collected	589	845
Purchased	(1,802)	(1,540)
Other investing activities, net	(10)	(8)
Net cash provided by (used in) investing activities	(26,957)	(48,855)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
FINANCING ACTIVITIES
Net change in deposits	162	(505)
Net proceeds from issuance of consolidated obligations
Discount notes	1,328,205	643,483
Bonds	106,001	44,684
Payments for maturing and retiring consolidated obligations
Discount notes	(1,333,297)	(601,751)
Bonds	(76,548)	(40,836)
Proceeds from issuance of capital stock	8,705	6,012
Payments for repurchases/redemptions of capital stock	(8,143)	(4,285)
Net payments for repurchases/redemptions of mandatorily redeemable capital stock	(4)	(19)
Cash dividends paid	(319)	(136)
Net cash provided by (used in) financing activities	24,762	46,647
Net increase (decrease) in cash and due from banks	(5)	(237)
Cash and due from banks at beginning of the period	89	295
Cash and due from banks at end of the period	$84	$58

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$5,467	$570
Affordable Housing Program payments	35	31
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	149	24
Traded but not settled investment security purchases	533	1,092
Traded but not settled investment security payments/calls	1	8
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	1	5

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

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the nine months ended September 30, 2023. Descriptions of all significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data — Note 1 — Summary of Significant Accounting Policies” in the 2022 Form 10-K.

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

Reference Rate Reform (ASU 2020-04)

On March 12, 2020, the FASB issued temporary guidance to ease the potential burden in accounting for reference rate reform related to the transition away from the London Interbank Offered Rate (LIBOR). The guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform, if certain criteria are met. These transactions include contract modifications, hedging relationships, and the sale/transfer of held-to-maturity (HTM) debt securities. This guidance became effective immediately.

During the first half of 2023, the Bank elected the contractual modification and hedging relationship optional expedients and transitioned all of its outstanding LIBOR-indexed instruments to reference the Secured Overnight Financing Rate (SOFR) immediately after June 30, 2023, or at the beginning of the next reset period following LIBOR cessation. The election of the expedients did not have a material effect on the Bank’s financial condition, results of operations, or cash flows. As of September 30, 2023, all of the Banks’s qualifying contracts have fully transitioned to SOFR.

Note 3 — Investments

The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, and makes other investments in debt securities, which are classified as either trading, available-for-sale (AFS), or HTM.

INTEREST-BEARING DEPOSITS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND FEDERAL FUNDS SOLD

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO). At September 30, 2023 and December 31, 2022, none of these investments were with counterparties rated below triple-B; however, as of September 30, 2023 and December 31, 2022, approximately 30 percent and nine percent were secured securities purchased under agreements to resell with unrated counterparties. These NRSRO ratings may differ from any internal ratings of the investments by the Bank.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At September 30, 2023 and December 31, 2022, no allowance for credit losses was recorded for interest-bearing deposits and federal funds sold, as all assets were repaid or expected to be repaid according to their contractual terms. The carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $19 million and $11 million at September 30, 2023 and December 31, 2022.

Securities purchased under agreements to resell are secured, short-term, and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at September 30, 2023 and December 31, 2022. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $5 million and $3 million at September 30, 2023 and December 31, 2022.

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

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	September 30, 2023	December 31, 2022
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$1,516	$2,501
Other U.S. obligations[1]	67	76
GSE and Tennessee Valley Authority obligations	47	49
Other[2]	119	146
Total non-mortgage-backed securities	1,749	2,772
Mortgage-backed securities
GSE multifamily	45	45
Total fair value	$1,794	$2,817

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

2    Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

The following table summarizes the components of “Net gains (losses) on trading securities” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net unrealized gains (losses) on trading securities held at period-end	$(1)	$(47)	$2	$(102)
Net gains (losses) on trading securities no longer held at period-end	1	—	21	(9)
Net gains (losses) on trading securities	$—	$(47)	$23	$(111)

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	September 30, 2023
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$438	$—	$(4)	$434
GSE and Tennessee Valley Authority obligations	300	20	—	320
State or local housing agency obligations	427	—	(7)	420
Other[3]	219	6	—	225
Total non-mortgage-backed securities	1,384	26	(11)	1,399
Mortgage-backed securities
U.S. obligations single-family[2]	3,763	2	(12)	3,753
GSE single-family	190	—	(3)	187
GSE multifamily	16,486	10	(216)	16,280
Total mortgage-backed securities	20,439	12	(231)	20,220
Total	$21,823	$38	$(242)	$21,619

	December 31, 2022
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$759	$1	$(2)	$758
GSE and Tennessee Valley Authority obligations	459	12	(1)	470
State or local housing agency obligations	454	—	(5)	449
Other[3]	234	6	—	240
Total non-mortgage-backed securities	1,906	19	(8)	1,917
Mortgage-backed securities
U.S. obligations single-family[2]	3,693	1	(18)	3,676
GSE single-family	212	1	(3)	210
GSE multifamily	9,866	10	(116)	9,760
Total mortgage-backed securities	13,771	12	(137)	13,646
Total	$15,677	$31	$(145)	$15,563

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $74 million and $49 million at September 30, 2023 and December 31, 2022.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

3    Consists primarily of taxable municipal bonds.

The Bank had no sales of AFS securities during the three and nine months ended September 30, 2023 and 2022.

Unrealized Losses

The following tables summarize AFS securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$92	$(4)	$198	$—	$290	$(4)
State or local housing agency obligations	44	(1)	376	(6)	420	(7)
Total non-mortgage-backed securities	136	(5)	574	(6)	710	(11)
Mortgage-backed securities
U.S. obligations single-family[1]	228	(2)	2,505	(10)	2,733	(12)
GSE single-family	77	—	82	(3)	159	(3)
GSE multifamily	8,205	(87)	5,501	(129)	13,706	(216)
Total mortgage-backed securities	8,510	(89)	8,088	(142)	16,598	(231)
Total	$8,646	$(94)	$8,662	$(148)	$17,308	$(242)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$428	$(1)	$63	$(1)	$491	$(2)
GSE and Tennessee Valley Authority obligations	84	(1)	—	—	84	(1)
State or local housing agency obligations	35	(1)	403	(4)	438	(5)
Total non-mortgage-backed securities	547	(3)	466	(5)	1,013	(8)
Mortgage-backed securities
U.S. obligations single-family[1]	3,094	(17)	122	(1)	3,216	(18)
GSE single-family	138	(3)	—	—	138	(3)
GSE multifamily	5,471	(97)	2,012	(19)	7,483	(116)
Total mortgage-backed securities	8,703	(117)	2,134	(20)	10,837	(137)
Total	$9,250	$(120)	$2,600	$(25)	$11,850	$(145)

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	September 30, 2023		December 31, 2022
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$263	$263	$293	$295
Due after one year through five years	533	531	832	833
Due after five years through ten years	173	176	330	333
Due after ten years	415	429	451	456
Total non-mortgage-backed securities	1,384	1,399	1,906	1,917
Mortgage-backed securities	20,439	20,220	13,771	13,646
Total	$21,823	$21,619	$15,677	$15,563

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	September 30, 2023
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$365	$2	$(5)	$362
State or local housing agency obligations	32	—	(1)	31
Total non-mortgage-backed securities	397	2	(6)	393
Mortgage-backed securities
U.S. obligations single-family[2]	2	—	—	2
GSE single-family	476	—	(14)	462
Private-label	3	—	—	3
Total mortgage-backed securities	481	—	(14)	467
Total	$878	$2	$(20)	$860

	December 31, 2022
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$369	$10	$(4)	$375
State or local housing agency obligations	33	—	—	33
Total non-mortgage-backed securities	402	10	(4)	408
Mortgage-backed securities
U.S. obligations single-family[2]	2	—	—	2
GSE single-family	557	—	(12)	545
Private-label	4	—	—	4
Total mortgage-backed securities	563	—	(12)	551
Total	$965	$10	$(16)	$959

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $10 million and $5 million at September 30, 2023 and December 31, 2022.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

The Bank had no sales of HTM securities during the three and nine months ended September 30, 2023 and 2022.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	September 30, 2023		December 31, 2022
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after one year through five years	$250	$246	$254	$254
Due after five years through ten years	71	70	71	73
Due after ten years	76	77	77	81
Total non-mortgage-backed securities	397	393	402	408
Mortgage-backed securities	481	467	563	551
Total	$878	$860	$965	$959

ALLOWANCE FOR CREDIT LOSSES ON AFS AND HTM SECURITIES

The Bank evaluates AFS and HTM investment securities for credit losses on a quarterly basis. At September 30, 2023 and December 31, 2022, the Bank had no allowance for credit losses recorded on its AFS or HTM securities. For additional details on the Bank’s allowance methodology, refer to “Item 8. Financial Statements and Supplementary Data — Note 4 — Investments” in the 2022 Form 10-K.

Note 4 — Advances

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	September 30, 2023		December 31, 2022
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Overdrawn demand deposit accounts[2]	$—	7.07%	$1	6.10%
Due in one year or less	55,368	5.28	$61,578	4.26
Due after one year through two years	16,959	4.43	23,026	4.25
Due after two years through three years	11,753	4.31	10,790	3.47
Due after three years through four years	10,150	3.88	7,149	3.03
Due after four years through five years	26,071	5.27	6,047	3.89
Thereafter	3,582	3.40	3,783	3.03
Total par value	123,883	4.90%	112,374	4.04%
Premiums	7		11
Fair value hedging adjustments	(1,632)		(1,183)
Total	$122,258		$111,202

1    Excludes accrued interest receivable of $383 million and $271 million at September 30, 2023 and December 31, 2022.

2    The Bank’s overdrawn demand deposit accounts were less than $1 million at September 30, 2023.

The following table summarizes advances by year of redemption term or next call date for callable advances, and by year of redemption term or next put date for putable advances (dollars in millions):

	Redemption Term or Next Call Date		Redemption Term or Next Put Date
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Overdrawn demand deposit accounts[1]	$—	$1	$—	$1
Due in one year or less	80,189	73,765	55,368	61,745
Due after one year through two years	14,006	20,883	16,959	22,890
Due after two years through three years	9,087	6,218	11,753	10,767
Due after three years through four years	7,204	4,468	10,150	7,149
Due after four years through five years	9,865	3,228	26,071	6,047
Thereafter	3,532	3,811	3,582	3,775
Total par value	$123,883	$112,374	$123,883	$112,374
1    The Bank’s overdrawn demand deposit accounts were less than $1 million at September 30, 2023.

The Bank offers advances to members and eligible housing associates that may be prepaid on predetermined dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At September 30, 2023 and December 31, 2022, the Bank had callable advances outstanding totaling $26.0 billion and $23.4 billion.

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

ADVANCE CONCENTRATIONS

The Bank’s advances are primarily concentrated in commercial banks and insurance companies. At September 30, 2023 and December 31, 2022, the Bank had outstanding advances of $35.0 billion and $32.0 billion to Wells Fargo Bank, N.A., which represented 28 percent of the total principal amount of outstanding advances for both periods.

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates advances for credit losses on a quarterly basis. At September 30, 2023 and December 31, 2022, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. The Bank considers an advance past due if a default of contractual principal or interest exists for a period of 30 days or more. In addition, there were no modifications related to advances resulting from a borrower experiencing financial difficulties during the nine months ended September 30, 2023 and 2022.

The Bank has never experienced a credit loss on its advances. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on its advances at September 30, 2023 and December 31, 2022. For additional information on the Bank’s allowance methodology, including eligible collateral types, see “Item 8. Financial Statements and Supplementary Data — Note 5 — Advances” in the 2022 Form 10-K.

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

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	September 30, 2023	December 31, 2022
Fixed rate, long-term[1] single-family mortgage loans	$8,491	$7,244
Fixed rate, medium-term[2] single-family mortgage loans	978	1,033
Total unpaid principal balance	9,469	8,277
Premiums	108	96
Discounts	(11)	(11)
Basis adjustments from mortgage loan purchase commitments	(14)	(9)
Total mortgage loans held for portfolio[3]	9,552	8,353
Allowance for credit losses	(6)	(5)
Total mortgage loans held for portfolio, net	$9,546	$8,348

1    Long-term is defined as an original term of greater than 15 years up to 30 years.

2    Medium-term is defined as an original term of 15 years or less.

3    Excludes accrued interest receivable of $52 million and $42 million at September 30, 2023 and December 31, 2022.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	September 30, 2023	December 31, 2022
Conventional mortgage loans	$9,089	$7,890
Government-insured mortgage loans	380	387
Total unpaid principal balance	$9,469	$8,277

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

The following tables present the payment status for conventional mortgage loans (dollars in millions):

	September 30, 2023
	Origination Year
	Prior to 2019	2019 to 2023	Total
Past due 30 - 59 days	$22	$29	$51
Past due 60 - 89 days	6	6	12
Past due 90 - 179 days	3	2	5
Past due 180 days or more	4	1	5
Total past due mortgage loans	35	38	73
Total current mortgage loans	1,809	7,284	9,093
Total amortized cost of mortgage loans[1]	$1,844	$7,322	$9,166

	December 31, 2022
	Origination Year
	Prior to 2018	2018 to 2022	Total
Past due 30 - 59 days	$21	$22	$43
Past due 60 - 89 days	5	6	11
Past due 90 - 179 days	3	2	5
Past due 180 days or more	7	2	9
Total past due mortgage loans	36	32	68
Total current mortgage loans	1,764	6,128	7,892
Total amortized cost of mortgage loans[1]	$1,800	$6,160	$7,960

1    Amortized cost represents the unpaid principal balance adjusted for unamortized premiums, discounts, price adjustment fees, basis adjustments, and direct write-downs. Amortized cost excludes accrued interest receivable.

The following tables present other delinquency statistics for mortgage loans (dollars in millions):

	September 30, 2023
Amortized Cost	Conventional	Government-Insured	Total
In process of foreclosure[1]	$2	$1	$3
Serious delinquency rate[2]	—%	1%	—%
Past due 90 days or more and still accruing interest[3]	$—	$5	$5
Non-accrual mortgage loans[4]	$37	$—	$37

	December 31, 2022
Amortized Cost	Conventional	Government- Insured	Total
In process of foreclosure[1]	$4	$1	$5
Serious delinquency rate[2]	—%	2%	—%
Past due 90 days or more and still accruing interest[3]	$—	$8	$8
Non-accrual mortgage loans[4]	$40	$—	$40

1    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.

2    Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total mortgage loans. Serious delinquency rate on conventional loans was less than one percent at both September 30, 2023 and December 31, 2022.

3    Represents government-insured mortgage loans that are 90 days or more past due.

4    Represents conventional mortgage loans that are 90 days or more past due or for which the collection of interest or principal is doubtful. At September 30, 2023 and December 31, 2022, $24 million and $29 million of conventional mortgage loans on non-accrual status were evaluated individually and did not have a related allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral was greater than the amortized cost of the loans.

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates mortgage loans for credit losses on a quarterly basis. At September 30, 2023 and December 31, 2022, the Bank’s allowance for credit losses on conventional mortgage loans remained relatively stable at $6 million and $5 million. The Bank recorded no credit losses on its government-insured mortgage loans at September 30, 2023 and December 31, 2022. For additional information on the Bank’s allowance methodology, refer to “Item 8. Financial Statements and Supplementary Data — Note 6 — Mortgage Loans Held for Portfolio” in the 2022 Form 10-K.

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	September 30, 2023			December 31, 2022
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$102,772	$344	$189	$53,136	$226	$205
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	46,264	7	7	48,347	11	13
Forward settlement agreements	158	1	—	46	—	—
Mortgage loan purchase commitments	157	—	1	46	—	—
Total derivatives not designated as hedging instruments	46,579	8	8	48,439	11	13
Total derivatives before netting and collateral adjustments	$149,351	352	197	$101,575	237	218
Netting adjustments and cash collateral[1]		777	(193)		406	(214)
Total derivative assets and derivative liabilities		$1,129	$4		$643	$4

1     Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral, including accrued interest, held or placed with the same clearing agent and/or counterparty. At September 30, 2023 and December 31, 2022, cash collateral, including accrued interest, posted by the Bank was $1.2 billion and $739 million. At September 30, 2023 and December 31, 2022, the Bank held cash collateral, including accrued interest, from clearing agents or counterparties of $216 million and $119 million.

The following tables summarize the net gains (losses) on qualifying and discontinued fair value hedging relationships recorded in net interest income, including the net interest settlements on derivatives, as well as total income (expense) by hedged product recorded on the Statements of Income (dollars in millions):

	For the Three Months Ended September 30, 2023
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,740	$308	$(1,517)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$431	$651	$(65)
Hedged items[3]	(182)	(567)	(12)
Net gains (losses) on fair value hedging relationships	$249	$84	$(77)

	For the Three Months Ended September 30, 2022
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$442	$102	$(266)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$461	$352	$(133)
Hedged items[3]	(423)	(334)	125
Net gains (losses) on fair value hedging relationships	$38	$18	$(8)

	For the Nine Months Ended September 30, 2023
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$4,742	$826	$(3,864)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$1,035	$873	$(200)
Hedged items[3]	(448)	(623)	(5)
Net gains (losses) on fair value hedging relationships	$587	$250	$(205)

	For the Nine Months Ended September 30, 2022
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$737	$187	$(489)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$1,196	$779	$(306)
Hedged items[3]	(1,209)	(790)	309
Net gains (losses) on fair value hedging relationships	$(13)	$(11)	$3

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
3    Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	September 30, 2023
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$42,439	$14,641	$43,453
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(1,573)	$(1,258)	$(251)
Basis adjustments for discontinued hedging relationships included in amortized cost	(59)	(37)	(12)
Total amount of fair value hedging adjustments	$(1,632)	$(1,295)	$(263)

	December 31, 2022
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$21,832	$8,606	$22,205
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(1,109)	$(671)	$(297)
Basis adjustments for discontinued hedging relationships included in amortized cost	(74)	(1)	(1)
Total amount of fair value hedging adjustments	$(1,183)	$(672)	$(298)

1    Represents the portion of amortized cost designated as a hedged item in an active or discontinued fair value hedging relationship. Amortized cost includes fair value hedging adjustments.

The following table summarizes the components of “Net gains (losses) on derivatives” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$24	$7	$78	$(16)
Forward settlement agreements	3	4	5	15
Mortgage loan purchase commitments	(3)	(5)	(6)	(16)
Net interest settlements	(7)	(21)	(55)	(11)
Total net gains (losses) related to derivatives not designated as hedging instruments	17	(15)	22	(28)
Price alignment amount[1]	(9)	(3)	(21)	(4)
Net gains (losses) on derivatives	$8	$(18)	$1	$(32)

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

MANAGING CREDIT RISK ON DERIVATIVES

The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative contracts. The Bank manages credit risk through credit analysis of derivative counterparties, collateral requirements, and adherence to the requirements set forth in the Bank’s policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations.

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

Uncleared derivative transactions executed on or after September 1, 2022 are subject to two-way initial margin requirements as mandated by the Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, if the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of September 30, 2023, the Bank was not required to post initial margin on its uncleared derivative transactions in accordance with the noted regulations.

For uncleared transactions, the derivative agreements are generally fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the Commodity Futures Trading Commission.

For cleared derivatives, the clearinghouse is the Bank’s counterparty. The Bank utilizes two clearinghouses, CME Clearing and London Clearing House (LCH) Ltd., for all cleared derivative transactions. CME Clearing and LCH Ltd. notify the clearing agent of the required initial margin and daily variation margin requirements, and the clearing agent in turn notifies the Bank.

Each clearinghouse determines initial margin requirements which are considered cash collateral. Generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at September 30, 2023. Variation margin requirements with each clearinghouse are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	September 30, 2023
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$346	$(341)	$—	$5
Cleared derivatives	6	1,118	—	1,124
Total	$352	$777	$—	$1,129
Derivative Liabilities
Uncleared derivatives	$134	$(131)	$1	$4
Cleared derivatives	62	(62)	—	—
Total	$196	$(193)	$1	$4

	December 31, 2022
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$195	$(194)	$—	$1
Cleared derivatives	42	600	—	642
Total	$237	$406	$—	$643
Derivative Liabilities
Uncleared derivatives	$200	$(196)	$—	$4
Cleared derivatives	18	(18)	—	—
Total	$218	$(214)	$—	$4

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

    Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At September 30, 2023 and December 31, 2022, the total par value of outstanding consolidated obligations of the FHLBanks was $1,229.9 billion and $1,181.7 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	September 30, 2023		December 31, 2022
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$65,178	5.13%	$70,002	3.79%
Discounts and concessions[1]	(826)		(725)
Fair value option adjustments	(37)		(107)
Total	$64,315		$69,170

1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	September 30, 2023		December 31, 2022
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$69,721	5.09%	$55,421	4.01%
Due after one year through two years	32,958	5.09	20,665	3.79
Due after two years through three years	2,853	3.96	1,175	2.23
Due after three years through four years	1,219	2.34	1,210	1.97
Due after four years through five years	1,880	3.73	865	2.42
Thereafter	5,366	2.89	5,236	2.61
Total par value	113,997	4.91%	84,572	3.80%
Premiums	62		86
Discounts and concessions[1]	(30)		(23)
Fair value hedging adjustments	(263)		(298)
Total	$113,766		$84,337

1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	September 30, 2023	December 31, 2022
Non-callable or non-putable	$88,456	$73,578
Callable	25,541	10,994
Total par value	$113,997	$84,572

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

Year of Contractual Maturity or Next Call Date	September 30, 2023	December 31, 2022
Due in one year or less	$78,003	$62,033
Due after one year through two years	30,303	19,141
Due after two years through three years	2,528	850
Due after three years through four years	408	753
Due after four years through five years	1,449	324
Thereafter	1,306	1,471
Total par value	$113,997	$84,572

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

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At September 30, 2023 and December 31, 2022, the Bank had no excess capital stock outstanding.

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

The following table summarizes changes in MRCS (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$13	$17	$15	$29
Capital stock reclassified to (from) MRCS, net	1	2	1	5
Net payments for repurchases/redemptions of MRCS	(2)	(4)	(4)	(19)
Balance, end of period	$12	$15	$12	$15

The following table summarizes the Bank’s MRCS by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	September 30, 2023	December 31, 2022
Due after two years through three years	$6	$—
Due after three years through four years	—	8
Past contractual redemption date due to outstanding activity with the Bank	6	7
Total	$12	$15

1    At the Bank’s election, MRCS may be redeemed prior to the expiration of the five year redemption period that commences on the date of the notice of redemption.

RESTRICTED RETAINED EARNINGS

The Bank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of its average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends. At September 30, 2023 and December 31, 2022, the Bank’s restricted retained earnings account totaled $844 million and $703 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in accumulated other comprehensive income (loss) (AOCI) (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 3)	Pension and postretirement benefits	Total AOCI
Balance, June 30, 2022	$(23)	$(6)	$(29)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(64)	—	(64)
Net actuarial gains (losses)	—	1	1
Net current period other comprehensive income (loss)	(64)	1	(63)
Balance, September 30, 2022	$(87)	$(5)	$(92)

Balance, June 30, 2023	$(104)	$(3)	$(107)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(100)	—	(100)
Net actuarial gains (losses)	—	1	1
Net current period other comprehensive income (loss)	(100)	1	(99)
Balance, September 30, 2023	$(204)	$(2)	$(206)

Balance, December 31, 2021	$88	$(4)	$84
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(175)	—	(175)
Net actuarial gains (losses)	—	(1)	(1)
Net current period other comprehensive income (loss)	(175)	(1)	(176)
Balance, September 30, 2022	$(87)	$(5)	$(92)

Balance, December 31, 2022	$(114)	$(3)	$(117)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(90)	—	(90)
Net actuarial gains (losses)	—	1	1
Net current period other comprehensive income (loss)	(90)	1	(89)
Balance, September 30, 2023	$(204)	$(2)	$(206)

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

•Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at September 30, 2023 and December 31, 2022.

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

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	September 30, 2023		December 31, 2022
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$1,440	$9,828	$737	$8,883
Regulatory capital	$7,627	$9,828	$6,567	$8,883
Leverage capital	$9,533	$14,742	$8,208	$13,323
Capital-to-assets ratio	4.00%	5.15%	4.00%	5.41%
Capital stock-to-assets ratio	2.00%	3.57%	2.00%	3.73%
Leverage ratio	5.00%	7.73%	5.00%	8.12%

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. The Bank had no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2023 and 2022.

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

	September 30, 2023
		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$84	$84	$—	$—	$—	$84
Interest-bearing deposits	3,996	—	3,996	—	—	3,996
Securities purchased under agreements to resell	15,700	—	15,700	—	—	15,700
Federal funds sold	12,680	—	12,680	—	—	12,680
Trading securities	1,794	—	1,794	—	—	1,794
Available-for-sale securities	21,619	—	21,619	—	—	21,619
Held-to-maturity securities	878	—	857	3	—	860
Advances	122,258	—	122,213	—	—	122,213
Mortgage loans held for portfolio, net	9,546	—	8,163	30	—	8,193
Loans to other FHLBanks	300	—	300	—	—	300
Accrued interest receivable	554	—	554	—	—	554
Derivative assets, net	1,129	—	352	—	777	1,129
Other assets	36	36	—	—	—	36
Liabilities
Deposits	(1,140)	—	(1,140)	—	—	(1,140)
Consolidated obligations
Discount notes	(64,315)	—	(64,306)	—	—	(64,306)
Bonds	(113,766)	—	(112,550)	—	—	(112,550)
Total consolidated obligations	(178,081)	—	(176,856)	—	—	(176,856)
MRCS	(12)	(12)	—	—	—	(12)
Accrued interest payable	(1,048)	—	(1,048)	—	—	(1,048)
Derivative liabilities, net	(4)	—	(197)	—	193	(4)

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

SUMMARY OF VALUATION TECHNIQUES AND PRIMARY INPUTS
The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition are disclosed in “Item 8. Financial Statements and Supplementary Data — Note 13 — Fair Value” in the 2022 Form 10-K. There have been no significant changes in the valuation methodologies during the nine months ended September 30, 2023.

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	September 30, 2023
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S. Treasury obligations	$—	$1,516	$—	$—	$1,516
Other U.S. obligations	—	67	—	—	67
GSE and TVA obligations	—	47	—	—	47
Other non-MBS	—	119	—	—	119
GSE multifamily MBS	—	45	—	—	45
Total trading securities	—	1,794	—	—	1,794
Available-for-sale securities
Other U.S. obligations	—	434	—	—	434
GSE and TVA obligations	—	320	—	—	320
State or local housing agency obligations	—	420	—	—	420
Other non-MBS	—	225	—	—	225
U.S. obligations single-family MBS	—	3,753	—	—	3,753
GSE single-family MBS	—	187	—	—	187
GSE multifamily MBS	—	16,280	—	—	16,280
Total available-for-sale securities	—	21,619	—	—	21,619
Derivative assets, net
Interest-rate related	—	351	—	777	1,128
Forward settlement agreements	—	1	—	—	1
Total derivative assets, net	—	352	—	777	1,129
Other assets	36	—	—	—	36
Total recurring assets at fair value	$36	$23,765	$—	$777	$24,578
Liabilities
Discount notes[2]	$—	$(39,777)	$—	$—	$(39,777)
Derivative liabilities, net
Interest-rate related	—	(196)	—	193	(3)
Mortgage loan purchase commitments	—	(1)	—	—	(1)
Total derivative liabilities, net	—	(197)	—	193	(4)
Total recurring liabilities at fair value	$—	$(39,974)	$—	$193	$(39,781)

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

FAIR VALUE ON A NON-RECURRING BASIS

    The Bank measures certain impaired mortgage loans held for portfolio at Level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. At both September 30, 2023 and December 31, 2022, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $1 million. These fair values were as of the date the fair value adjustment was recorded during the nine months ended September 30, 2023 and year ended December 31, 2022.

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

For the three and nine months ended September 30, 2023, the Bank recorded net losses of $9 million and $70 million on financial instruments held under fair value option (i.e., discount notes) compared to net gains of $50 million and $149 million for the same periods in 2022, and the Bank determined no credit risk adjustments for nonperformance were necessary. In determining that no credit risk adjustments were necessary, the Bank considered the following factors:

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

The following tables summarize the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected (dollars in millions):

	September 30, 2023
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$40,531	$39,777	$(754)

	December 31, 2022
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$45,244	$44,531	$(713)

Note 10 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At September 30, 2023 and December 31, 2022, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was $1,050.7 billion and $1,027.1 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	September 30, 2023			December 31, 2022
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1,2]	$7,381	$125	$7,506	$6,566
Standby bond purchase agreements[2]	121	626	747	736
Commitments to purchase mortgage loans	157	—	157	46
Commitment to issue bonds	668	—	668	3,200
Commitments to issue discount notes	131	—	131	202
Commitments to fund advances[2]	344	55	399	128

1    Excludes commitments to issue standby letters of credit, when applicable. At both September 30, 2023 and December 31, 2022, the Bank had no commitments to issue standby letters of credit.

2    The Bank has deemed it unnecessary to record any liability for credit losses on these agreements at September 30, 2023 and December 31, 2022.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The maturities of standby letters of credit outstanding at September 30, 2023 are currently no later than 2028. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” on the Statements of Condition and amounted to $2 million at both September 30, 2023 and December 31, 2022.

The Bank monitors the creditworthiness of its members and non-member housing associates that have standby letters of credit. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit. All standby letters of credit, similar to advances, are fully collateralized at the time of issuance and subject to member borrowing limits as established by the Bank.

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing finance agencies within its district pursuant to which, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the bonds until the designated marketing agent can find a suitable investor or the state housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. At September 30, 2023, the Bank had standby bond purchase agreements with seven state housing finance agencies. The maturities of standby bond purchase agreements outstanding at September 30, 2023 are currently no later than 2028. During the nine months ended September 30, 2023 and 2022, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at September 30, 2023 and December 31, 2022 is reported in “Note 6 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Commitments to Issue Consolidated Obligations. The Bank enters into commitments to issue consolidated obligations in the normal course of its business, generally that settle within 30 calendar days. At September 30, 2023, the Bank had commitments to issue $668 million and $131 million of consolidated obligation bonds and discount notes. At December 31, 2022, the Bank had commitments to issue $3.2 billion and $202 million of consolidated obligation bonds and discount notes.

Commitments to Fund Advances. The Bank enters into commitments to fund additional advances up to 24 months in the future. At September 30, 2023 and December 31, 2022, the Bank had commitments to fund advances of $399 million and $128 million.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a first loss account (FLA). For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $174 million and $162 million at September 30, 2023 and December 31, 2022.
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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	September 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Advances	$554	—	$317	—
Mortgage loans	118	1	143	2
Deposits	6	1	4	—
Capital stock	49	1	40	1

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of total capital stock outstanding (including MRCS). At September 30, 2023 and December 31, 2022, the Bank had the following business concentrations with stockholders (dollars in millions):

	September 30, 2023
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.[3]	$1,410	21	$35,000	$7	$1,141
Superior Guaranty Insurance Company[3,4]	6	—	—	142	—
Total	$1,416	21	$35,000	$149	$1,141

	December 31, 2022
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.[3]	$1,290	21	$32,000	$9	$336
Superior Guaranty Insurance Company[3,4]	7	—	—	162	—
Total	$1,297	21	$32,000	$171	$336
1    Pursuant to applicable Finance Agency regulations, the Bank’s voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank’s capital stock.

2    Represents interest income earned on advances during the nine months ended ended September 30, 2023 and the year ended December 31, 2022. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

3    This stockholder had no standby letters of credit outstanding with the Bank at September 30, 2023 and December 31, 2022.

4    Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

Note 12 — Activities with Other FHLBanks

    Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the nine months ended September 30, 2023 and 2022 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2023
Chicago	$—	$2,005	$(2,005)	$—
New York	—	500	(500)	—
San Francisco	—	2,655	(2,355)	300
	$—	$5,160	$(4,860)	$300

2022
Chicago	$—	$1	$(1)	$—
San Francisco	—	1,770	(750)	1,020
	$—	$1,771	$(751)	$1,020

The following table summarizes borrowing activity from other FHLBanks during the nine months ended September 30, 2023 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2023
Boston	$—	$200	$(200)	$—
Cincinnati	—	750	(750)	—
San Francisco	—	500	(500)	—
Topeka	—	565	(565)	—
	$—	$2,015	$(2,015)	$—

2022
Chicago	$—	$250	$(250)	$—
San Francisco	—	500	(500)	—
	$—	$750	$(750)	$—

Note 13 — Subsequent Events

On October 26, 2023, the Bank announced changes to its requirements for membership stock and activity stock on outstanding advances pursuant to its Capital Plan. Specifically, the Bank will be reducing its membership stock requirement from 0.12 percent to 0.06 percent of a member’s total assets, with no change to the cap of $10 million and floor of $10,000. In addition, the Bank will be increasing its activity stock requirement on advances only from 4.00 percent to 4.50 percent. These changes become effective December 15, 2023 and will allow the Bank to improve scalability of capital with changes in advance demand. Based on advances outstanding as of September 30, 2023, the Bank estimates these changes would have resulted in a net increase in total capital stock of approximately $80 million. The impact of these changes at the effective date and thereafter will vary based on membership and advance activity.

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

Community Impact
During the third quarter of 2023, we disbursed $10 million of Affordable Housing Program (AHP) funds through our Competitive and Set-Aside down payment assistance programs as a part of our ongoing mission to support members’ affordable housing and community development needs. During the nine months ended September 30, 2023, we also disbursed various discretionary community and housing contributions. In partnership with our Hawaii members and related trade associations, we provided $5 million to local organizations in support of communities impacted by the Maui wildfires during the third quarter of 2023. We also awarded $15 million through a matching program with our members to hundreds of non-profit and government agencies through the Member Impact Fund, a discretionary non-AHP program, during the second quarter of 2023.

Financial Results
Our financial condition and results of operations are influenced by global and national economies, local economies within our district, and the conditions in the financial, housing, and credit markets, all of which impact the interest rate environment. The interest rate environment significantly impacts our profitability. During the nine months ended September 30, 2023, in response to higher inflation, the Federal Open Markets Committee (FOMC or Committee) raised the target range for the federal funds rate, which led to higher interest rates that bolstered our net interest income. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Conditions in the Financial Markets” for additional discussion on economic conditions impacting our financial results.
For the three and nine months ended September 30, 2023, we reported net income of $265 million and $706 million compared to $131 million and $284 million for the same periods in 2022.

Net interest income increased $143 million and $538 million during the three and nine months ended September 30, 2023 when compared to the same periods last year due primarily to higher short-term interest rates, which improved earnings on invested capital, and growth in advance balances.

Other income (loss) increased $15 million and decreased $42 million during the three and nine months ended September 30, 2023 when compared to the same periods last year. The change for both periods was primarily driven by changes in fair value on our trading securities, fair value option instruments, and economic derivatives.

Other expense increased $9 million and $29 million during the three and nine months ended September 30, 2023 when compared to the same periods last year. The increase during the three and nine months ended September 30, 2023 was primarily due to discretionary community and housing contributions.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional discussion on our results of operations.

Our total assets increased to $190.7 billion at September 30, 2023, from $164.2 billion at December 31, 2022, driven primarily by an increase in advances and investments. Advances increased $11.1 billion mainly due to an increase in borrowings by depository institution members and insurance companies. Investments increased $13.3 billion due to an increase in short-term investments of $8.3 billion, mainly securities purchased under agreements to resell and federal funds sold, as well as the purchase of agency mortgage-backed securities (MBS).

Total capital increased to $9.6 billion at September 30, 2023 from $8.8 billion at December 31, 2022, due primarily to an increase in activity-based capital stock resulting from an increase in advance balances, and an increase in retained earnings. Our regulatory capital ratio decreased to 5.15 percent at September 30, 2023, from 5.41 percent at December 31, 2022, but remained above the required regulatory limit at each period end. Regulatory capital includes capital stock, mandatorily redeemable capital stock (MRCS), and retained earnings.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

Adjusted Earnings

As part of evaluating our financial performance, we adjust net interest income and net income before assessments, both calculated in accordance with generally accepted accounting principles (GAAP), for the impact of (i) unpredictable items, including, but not limited to, market adjustments relating to derivative and hedging activities and instruments held at fair value, net asset prepayment fee income, MRCS interest expense, debt extinguishment gains (losses), and (ii) other non-routine items, if applicable. The resulting non-GAAP measure, referred to as our adjusted earnings, reflects both adjusted net interest income and adjusted net income.
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

As indicated in the tables that follow, our adjusted net interest income and adjusted net income increased during the three and nine months ended September 30, 2023 when compared to the same periods in 2022. Our adjusted net interest income was impacted primarily by higher short-term interest rates, which improved earnings on invested capital, and growth in advance balances.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
GAAP net interest income	$340	$197	$959	$421
Exclude:
Prepayment fees on advances, net[1]	25	1	24	10
Prepayment fees on investments, net[2]	—	8	10	18
MRCS interest expense	—	—	(1)	(1)
Market value adjustments on fair value hedges[3]	(26)	4	(25)	12
Total adjustments	(1)	13	8	39
Include items reclassified from other income (loss):
Net interest income (expense) on economic hedges	(7)	(20)	(55)	(11)
Adjusted net interest income	$334	$164	$896	$371

GAAP net interest margin	0.74%	0.69%	0.71%	0.58%
Adjusted net interest margin	0.73%	0.58%	0.66%	0.51%

1    Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2    Prepayment fees on investments, net includes basis adjustment amortization, as well as premium and/or discount amortization on non-MBS.

3     Represents market value gains (losses) on derivatives and hedged items in qualifying hedging relationships.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
GAAP net income before assessments	$295	$146	$785	$316
Exclude:
Prepayment fees on advances, net[1]	25	1	24	10
Prepayment fees on investments, net[2]	—	8	10	18
MRCS interest expense	—	—	(1)	(1)
Market value adjustments on fair value hedges[3]	(26)	4	(25)	12
Market value adjustments on economic hedges[4]	15	2	56	(21)
Net gains (losses) on financial instruments held under fair value option	(9)	50	(70)	149
Net gains (losses) on trading securities	—	(47)	23	(111)
Net gains (losses) on extinguishment of debt	—	—	2	—
Gains on litigation settlements, net	—	—	1	—
Adjusted net income before assessments	290	128	765	260
Adjusted AHP assessments[5]	29	13	76	26
Adjusted net income	$261	$115	$689	$234

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

Replacement of the LIBOR Benchmark Interest Rate

As discussed in our 2022 Form 10-K, we have ceased all new London Interbank Offered Rate (LIBOR)-indexed transactions and are utilizing the Secured Overnight Financing Rate (SOFR) as our dominant replacement rate. As of June 30, 2023, we had transitioned all of our outstanding LIBOR-indexed instruments to reference SOFR immediately after June 30, 2023, or at the beginning of the next reset period following LIBOR cessation. As of September 30, 2023, all of our qualifying contracts have fully transitioned to SOFR. As such, we no longer have any outstanding LIBOR exposure.

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

In March 2023, several U.S. banks experienced significant deposit outflows and financial difficulties, creating stress for the banking industry and the financial markets. During this time, the FHLBanks continued to execute their mission by serving as a reliable source of liquidity and funding for their members. The FHLBanks’ assets and liabilities, primarily advances and consolidated obligations, generally increased during the nine months ended September 30, 2023, driven by increased member demand.

With inflation remaining elevated, in its July 26, 2023 statement, the FOMC stated that it decided to raise the target range for the federal funds rate by 0.25 percent, bringing the target range to 5.25 to 5.50 percent. More recent indicators suggest that economic activity has been expanding at a solid pace. Job gains have slowed in recent months but remain strong, and the unemployment rate has remained low. However, inflation remains elevated. Tighter credit conditions for households and businesses are likely to weigh on economic activity, hiring, and inflation. In its September 20, 2023 statement, the FOMC stated that it decided to maintain the target range for the federal funds at 5.25 to 5.50 percent. The Committee stated that it will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic financial developments in order to return inflation to two percent over time. The Committee stated that it will continue reducing its holdings of Treasury securities and agency debt and agency MBS.

Mortgage Markets

During the nine months ended September 30, 2023, mortgage rates increased, on average, compared to the prior year. Prepayment activity decreased relative to the prior year. New home sales increased relative to the prior year, while existing home sales declined. Home prices have increased in 2023. The primary driver of mortgage activity was purchase activity in the third quarter of 2023 as mortgage rates remain elevated.

Interest Rates

    The following table shows information on key market interest rates1:

	Third Quarter 2023 3-Month Average	Third Quarter 2022 3-Month Average	Third Quarter 2023 9-Month Average	Third Quarter 2022 9-Month Average	September 30, 2023 Ending Rate	December 31, 2022 Ending Rate
Federal funds	5.26%	2.20%	4.93%	1.04%	5.33%	4.33%
SOFR	5.24	2.15	4.90	0.99	5.31	4.30
2-year U.S. Treasury	4.92	3.39	4.51	2.53	5.03	4.43
10-year U.S. Treasury	4.15	3.10	3.80	2.67	4.59	3.88
30-year residential mortgage note	7.05	5.58	6.64	4.85	7.35	6.41

1    Source: Bloomberg.

In response to higher inflation, the FOMC raised the target range for the federal funds rate, which led to higher interest rates during the nine months ended September 30, 2023 when compared to the prior year.

SELECTED FINANCIAL DATA

    The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Cash and due from banks	$84	$52	$71	$89	$58
Investments[1]	56,667	55,498	57,530	43,381	40,753
Advances	122,258	114,057	119,027	111,202	82,196
Mortgage loans held for portfolio, net[2]	9,546	8,909	8,473	8,348	8,243
Total assets	190,668	180,181	186,417	164,169	133,155
Consolidated obligations
Discount notes	64,315	50,443	72,642	69,170	64,166
Bonds	113,766	116,810	100,883	84,337	58,708
Total consolidated obligations[3]	178,081	167,253	173,525	153,507	122,874
Mandatorily redeemable capital stock	12	13	14	15	15
Total liabilities	181,058	170,985	177,295	155,418	125,623
Capital stock — Class B putable	6,811	6,449	6,592	6,250	5,086
Retained earnings	3,005	2,854	2,713	2,618	2,538
Accumulated other comprehensive income (loss)	(206)	(107)	(183)	(117)	(92)
Total capital	9,610	9,196	9,122	8,751	7,532
Regulatory capital ratio[4]	5.15	5.17	5.00	5.41	5.74

	For the Three Months Ended
Statements of Income	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Net interest income	$340	$337	$282	$262	$197
Provision (reversal) for credit losses on mortgage loans	—	1	—	1	—
Other income (loss)[5]	3	(17)	(15)	(53)	(12)
Other expense[6]	48	41	55	46	39
AHP assessments	30	28	21	16	15
Net income	265	250	191	146	131
Selected Financial Ratios[7]
Net interest spread[8]	0.42%	0.43%	0.41%	0.48%	0.55%
Net interest margin[9]	0.74	0.72	0.66	0.69	0.69
Return on average equity (annualized)	11.31	10.98	8.51	7.02	7.64
Return on average capital stock (annualized)	15.65	15.04	12.00	9.95	11.71
Return on average assets (annualized)	0.56	0.53	0.44	0.38	0.46
Average equity to average assets	4.99	4.79	5.19	5.36	5.98

1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, available-for-sale (AFS) securities, and held-to-maturity (HTM) securities.

2    Includes an allowance for credit losses of $6 million, $6 million, $5 million, $5 million, and $4 million at September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022, and September 30, 2022.

3    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $1,229.9 billion, $1,340.2 billion, $1,477.7 billion, $1,181.7 billion, and $1,031.9 billion at September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022, and September 30, 2022.

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

6    Other expense includes, among other things, compensation and benefits, professional fees, contractual services, and community and housing contributions.

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

RESULTS OF OPERATIONS

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Three Months Ended September 30,
	2023			2022
	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]
Interest-earning assets
Interest-bearing deposits	$4,382	5.26%	$58	$1,576	1.95%	$8
Securities purchased under agreements to resell	9,816	5.33	132	5,329	2.23	30
Federal funds sold	14,860	5.34	200	12,751	2.21	71
MBS[3,4,5]	19,940	5.74	289	12,685	2.82	90
Other investments[3,4,5,6]	3,623	4.27	39	4,991	2.31	28
Advances[4,7]	120,336	5.74	1,740	67,120	2.61	442
Mortgage loans[8]	9,241	3.57	83	8,113	3.01	62
Loans to other FHLBanks	39	5.33	—	19	1.01	—
Total interest-earning assets	182,237	5.53	2,541	112,584	2.58	731
Non-interest-earning assets	3,848	—	—	1,835	—	—
Total assets	$186,085	5.42%	$2,541	$114,419	2.54%	$731
Interest-bearing liabilities
Deposits	$1,150	4.50%	$13	$1,338	1.33%	$4
Consolidated obligations
Discount notes[4]	51,954	5.12	671	56,566	1.85	264
Bonds[4]	117,889	5.11	1,517	46,317	2.28	266
Other interest-bearing liabilities[9]	34	6.29	—	16	7.28	—
Total interest-bearing liabilities	171,027	5.11	2,201	104,237	2.03	534
Non-interest-bearing liabilities	5,764	—	—	3,345	—	—
Total liabilities	176,791	4.94	2,201	107,582	1.97	534
Capital	9,294	—	—	6,837	—	—
Total liabilities and capital	$186,085	4.69%	$2,201	$114,419	1.85%	$534
Net interest income and spread[10]		0.42%	$340		0.55%	$197
Net interest margin[11]		0.74%			0.69%
Average interest-earning assets to interest-bearing liabilities		106.55%			108.01%

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

3    The average balance of AFS and HTM securities is reflected at amortized cost.

4    Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

5    Interest income on investment securities includes prepayment fees, net of related amortization, of less than $1 million and $8 million for the three months ended September 30, 2023 and 2022.

6    Other investments primarily include U.S. Treasury obligations, other U.S. obligations, government-sponsored enterprise (GSE) and Tennessee Valley Authority (TVA) obligations, state or local housing agency obligations, and taxable municipal bonds.

7    Interest income on advances includes prepayment fees, net of related amortization, of $25 million and $1 million for the three months ended September 30, 2023 and 2022.

8    Non-accrual loans are included in the average balance used to determine the average yield.

9    Other interest-bearing liabilities consist primarily of MRCS and/or borrowings from other FHLBanks.

10    Represents annualized yield on total interest-earning assets minus annualized yield on total interest-bearing liabilities.

11    Represents net interest income expressed as a percentage of average interest-earning assets.

The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Nine Months Ended September 30,
	2023			2022
	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]
Interest-earning assets
Interest-bearing deposits	$4,038	4.87%	$147	$1,400	1.04%	$11
Securities purchased under agreements to resell	10,501	5.01	394	4,704	1.11	39
Federal funds sold	15,967	4.99	596	11,822	1.09	97
Mortgage-backed securities[3,4,5]	18,036	5.69	767	11,893	1.84	164
Other investments[3,4,5,6]	4,315	3.65	118	4,738	1.96	69
Advances[4,7]	119,137	5.32	4,742	55,216	1.78	737
Mortgage loans[8]	8,764	3.45	226	7,853	2.91	171
Loans to other FHLBanks	29	5.07	1	6	1.01	—
Total interest-earning assets	180,787	5.17	6,991	97,632	1.76	1,288
Non-interest-earning assets	3,351	—	—	1,436	—	—
Total assets	$184,138	5.08%	$6,991	$99,068	1.74%	$1,288
Interest-bearing liabilities
Deposits	$1,104	4.11%	$34	$1,664	0.41%	$5
Consolidated obligations
Discount notes[4]	61,522	4.64	2,133	44,730	1.11	372
Bonds[4]	107,243	4.82	3,864	44,008	1.49	489
Other interest-bearing liabilities[9]	24	6.81	1	23	5.32	1
Total interest-bearing liabilities	169,893	4.75	6,032	90,425	1.28	867
Non-interest-bearing liabilities	5,064	—	—	2,338	—	—
Total liabilities	174,957	4.61	6,032	92,763	1.25	867
Capital	9,181	—	—	6,305	—	—
Total liabilities and capital	$184,138	4.38%	$6,032	$99,068	1.17%	$867
Net interest income and spread[10]		0.42%	$959		0.48%	$421
Net interest margin[11]		0.71%			0.58%
Average interest-earning assets to interest-bearing liabilities		106.41%			107.97%
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

3    The average balance of AFS and HTM securities is reflected at amortized cost.

4    Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

5    Interest income on investment securities includes prepayment fees, net of related amortization, of $10 million and $18 million for the nine months ended September 30, 2023 and 2022.

6    Other investments primarily include U.S. Treasury obligations, other U.S. obligations, GSE and TVA obligations, state or local housing agency obligations, and taxable municipal bonds.

7    Interest income on advances includes prepayment fees, net of related amortization, of $24 million and $10 million for the nine months ended September 30, 2023 and 2022.

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

	Three Months Ended			Nine Months Ended
	September 30, 2023 vs. September 30, 2022			September 30, 2023 vs. September 30, 2022
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$26	$24	$50	$46	$90	$136
Securities purchased under agreements to resell	38	64	102	92	263	355
Federal funds sold	13	116	129	45	454	499
MBS	71	128	199	119	484	603
Other investments	(9)	20	11	(7)	56	49
Advances	517	781	1,298	1,474	2,531	4,005
Mortgage loans	9	12	21	21	34	55
Loans to other FHLBanks	—	—	—	—	1	1
Total interest income	665	1,145	1,810	1,790	3,913	5,703
Interest expense
Deposits	(1)	10	9	(2)	31	29
Consolidated obligations
Discount notes	(23)	430	407	186	1,575	1,761
Bonds	694	557	1,251	1,321	2,054	3,375
Total interest expense	670	997	1,667	1,505	3,660	5,165
Net interest income	$(5)	$148	$143	$285	$253	$538

Interest income increased during the three and nine months ended September 30, 2023 when compared to the same periods in 2022 due primarily to the higher interest rate environment, as well as higher advance volumes. Interest expense increased during the three and nine months ended September 30, 2023 when compared to the same periods in 2022 due to the higher interest rate environment and higher consolidated obligation volumes necessary to fund our asset growth and/or meet liquidity requirements.

Net interest spread represents the annualized yield on total interest-earning assets minus the annualized cost of total interest-bearing liabilities. Our net interest spread declined during the three and nine months ended September 30, 2023 when compared to the same periods in 2022 due primarily to market value losses on our fair value hedge relationships, offset in part by higher net asset prepayment fee income. Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. Our net interest margin increased during the three and nine months ended September 30, 2023 when compared to the same periods in 2022 due primarily to higher short-term interest rates, which improved our earnings on invested capital.

Other Income (Loss)

    The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net gains (losses) on trading securities	$—	$(47)	$23	$(111)
Net gains (losses) on financial instruments held under fair value option	(9)	50	(70)	149
Net gains (losses) on derivatives	8	(18)	1	(32)
Net gains (losses) on extinguishment of debt	—	—	2	—
Standby letter of credit fees	2	1	6	6
Other, net	2	2	9	1
Total other income (loss)	$3	$(12)	$(29)	$13

Other income (loss) increased $15 million and declined $42 million during the three and nine months ended September 30, 2023 when compared to the same periods in 2022. During the three and nine months ended September 30, 2023, we recorded net combined losses of $1 million and $46 million on our trading securities, fair value option instruments, and economic derivatives, including the related interest settlements, compared to net losses of $15 million and net gains of $6 million for the same periods in 2022. These changes were primarily driven by the interest rate environment and the reversal of historic gains and losses on instruments as they approach maturity. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our economic derivatives.

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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended September 30, 2023
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$35	$6	$1	$—	$(5)	$—	$37
Net gains (losses) on derivatives and hedged items	(11)	(9)	—	—	(6)	—	(26)
Net interest settlements on derivatives[2]	225	87	—	—	(66)	—	246
Total impact to net interest income	249	84	1	—	(77)	—	257
Other income (loss):
Net gains (losses) on derivatives[3]	—	19	—	(2)	—	—	17
Net gains (losses) on trading securities[4]	—	—	—	—	—	—	—
Net gains (losses) on financial instruments held under fair value option[4]	—	—	—	(9)	—	—	(9)
Price alignment amount on derivatives[5]	—	—	—	—	—	(9)	(9)
Total impact to other income (loss)	—	19	—	(11)	—	(9)	(1)
Total net effect of hedging activities[6]	$249	$103	$1	$(11)	$(77)	$(9)	$256

	For the Three Months Ended September 30, 2022
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$7	$7	$—	$—	$(1)	$—	$13
Net gains (losses) on derivatives and hedged items	(2)	8	—	—	(1)	—	5
Net interest settlements on derivatives[2]	33	3	—	—	(6)	—	30
Total impact to net interest income	38	18	—	—	(8)	—	48
Other income (loss):
Net gains (losses) on derivatives[3]	—	54	(1)	(69)	1	—	(15)
Net gains (losses) on trading securities[4]	—	(47)	—	—	—	—	(47)
Net gains (losses) on financial instruments held under fair value option[4]	—	—	—	50	—	—	50
Price alignment amount on derivatives[5]	—	—	—	—	—	(3)	(3)
Total impact to other income (loss)	—	7	(1)	(19)	1	(3)	(15)
Total net effect of hedging activities[6]	$38	$25	$(1)	$(19)	$(7)	$(3)	$33

1    Represents the amortization/accretion of basis adjustments on closed hedge relationships.

2    Represents the interest component on derivatives that qualify for fair value hedge accounting.

3    Represents net gains (losses) on economic derivatives and the related interest settlements.

4    Represents the net gains (losses) on those trading securities and fair value option instruments for which we are utilizing economic derivatives to hedge the risk of changes in fair value.

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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Nine Months Ended September 30, 2023
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$56	$21	$1	$—	$(11)	$—	$67
Net gains (losses) on derivatives and hedged items	(22)	29	—	—	(31)	—	(24)
Net interest settlements on derivatives[2]	553	200	—	—	(163)	—	590
Total impact to net interest income	587	250	1	—	(205)	—	633
Other income (loss):
Net gains (losses) on derivatives[3]	—	48	(1)	(25)	—	—	22
Net gains (losses) on trading securities[4]	—	23	—	—	—	—	23
Net gains (losses) on financial instruments held under fair value option[4]	—	—	—	(70)	—	—	(70)
Price alignment amount on derivatives[5]	—	—	—	—	—	(21)	(21)
Total impact to other income (loss)	—	71	(1)	(95)	—	(21)	(46)
Total net effect of hedging activities[6]	$587	$321	$—	$(95)	$(205)	$(21)	$587

	For the Nine Months Ended September 30, 2022
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$13	$11	$(1)	$—	$(3)	$—	$20
Net gains (losses) on derivatives and hedged items	(2)	23	—	—	(5)	—	16
Net interest settlements on derivatives[2]	(24)	(45)	—	—	11	—	(58)
Total impact to net interest income	(13)	(11)	(1)	—	3	—	(22)
Other income (loss):
Net gains (losses) on derivatives[3]	—	107	(1)	(134)	—	—	(28)
Net gains (losses) on trading securities[4]	—	(111)	—	—	—	—	(111)
Net gains (losses) on financial instruments held under fair value option[4]	—	—	—	149	—	—	149
Price alignment amount on derivatives[5]	—	—	—	—	—	(4)	(4)
Total impact to other income (loss)	—	(4)	(1)	15	—	(4)	6
Total net effect of hedging activities[6]	$(13)	$(15)	$(2)	$15	$3	$(4)	$(16)
1    Represents the amortization/accretion of basis adjustments on closed hedge relationships.
2    Represents the interest component on derivatives that qualify for fair value hedge accounting.

3    Represents net gains (losses) on economic derivatives and the related interest settlements.

4    Represents the net gains (losses) on those trading securities and fair value option instruments for which we are utilizing economic derivatives to hedge the risk of changes in fair value.

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

NET AMORTIZATION/ACCRETION
Net amortization/accretion varies from period to period depending on our hedge relationship termination activities and the maturity, call, or prepayment of assets or liabilities previously in hedge relationships. During the three and nine months ended September 30, 2023, our change in amortization activity when compared to the same periods last year was driven primarily by the prepayment of advances and investments that were previously in a hedge relationship, as well as the termination of certain fair value hedge relationships.

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

NET GAINS (LOSSES) ON DERIVATIVES

We utilize economic derivatives to manage certain risks on our Statements of Condition. Gains and losses on economic derivatives include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. During the three and nine months ended September 30, 2023, we recorded net gains of $17 million and $22 million on our economic derivatives, compared to net losses of $15 million and $28 million during the same periods last year. These changes were primarily driven by the interest rate environment and the reversal of historic gains and losses on instruments as they approach maturity.

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Compensation and benefits	$18	$17	$56	$53
Contractual services	5	5	17	15
Professional fees	4	5	11	11
Other operating expenses	6	5	17	14
Total operating expenses	33	32	101	93
Federal Housing Finance Agency	3	2	8	7
Office of Finance	2	1	6	5
Community and housing contributions	5	—	17	—
Other, net	5	4	12	10
Total other expense	$48	$39	$144	$115

Other expense increased $9 million and $29 million during the three and nine months ended September 30, 2023 when compared to the same periods last year. The increase for both periods was primarily due to discretionary community and housing contributions. During the first quarter of 2023, we made a $12 million contribution to our Member Impact fund, a discretionary non-AHP program intended to support affordable housing and community development. In partnership with our Hawaii members and related trade associations, we provided $5 million to local organizations in support of communities impacted by the Maui wildfires during the third quarter of 2023. We also awarded $15 million through a matching program with our members to hundreds of non-profit and government agencies through the Member Impact Fund, a discretionary non-AHP program, during the second quarter of 2023.

STATEMENTS OF CONDITION

Financial Highlights

    Our total assets increased to $190.7 billion at September 30, 2023 from $164.2 billion at December 31, 2022. Our total liabilities increased to $181.1 billion at September 30, 2023 from $155.4 billion at December 31, 2022. Total capital increased to $9.6 billion at September 30, 2023 from $8.8 billion at December 31, 2022. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	September 30, 2023	December 31, 2022
Commercial banks	$75,304	$66,303
Savings institutions	1,423	1,498
Credit unions	13,850	12,989
Insurance companies	33,145	31,433
CDFIs	12	12
Total member advances	123,734	112,235
Housing associates	94	74
Non-member borrowers	55	65
Total par value	$123,883	$112,374

Our total advance par value increased $11.5 billion or 10 percent at September 30, 2023 when compared to December 31, 2022, primarily due to an increase in borrowings by depository institution members and insurance companies.

The following table summarizes our advances by interest rate payment terms (dollars in millions):

	September 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Fixed rate	$73,765	60	$63,693	57
Fixed rate, putable	—	—	168	—
Variable rate	22,873	18	23,908	21
Variable rate, callable[1]	25,910	21	23,291	21
Other[2]	1,335	1	1,313	1
Overdrawn demand deposit accounts	—	—	1	—
Total advance par value	123,883	100	112,374	100
Premiums	7		11
Fair value hedging adjustments[3]	(1,632)		(1,183)
Total	$122,258		$111,202

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

3    Primarily represents fair value hedging adjustments on active hedging relationships driven by changes in interest rates.

At September 30, 2023 and December 31, 2022, advances outstanding to our five largest member borrowers totaled $53.6 billion and $50.9 billion, which represented 43 percent and 45 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at September 30, 2023 (dollars in millions):

	Amount	% of Total Advances
Wells Fargo Bank, N.A.	$35,000	28
Athene Annuity and Life Company[1]	6,081	5
UBS Bank USA	4,351	4
Principal Life Insurance Company	4,250	3
Umpqua Bank	3,950	3
Total par value	$53,632	43

1    Excludes $0.6 billion of advances with Athene Annuity & Life Assurance Company, an affiliate of Athene Annuity and Life Company.

We evaluate advances for credit losses on a quarterly basis and have never experienced a credit loss on our advances. For additional discussion on our advance credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

    The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	September 30, 2023	December 31, 2022
Fixed rate conventional loans	$9,089	$7,890
Fixed rate government-insured loans	380	387
Total unpaid principal balance	9,469	8,277
Premiums	108	96
Discounts	(11)	(11)
Basis adjustments from mortgage loan purchase commitments	(14)	(9)
Total mortgage loans held for portfolio	9,552	8,353
Allowance for credit losses	(6)	(5)
Total mortgage loans held for portfolio, net	$9,546	$8,348

Our total mortgage loans increased $1.2 billion or 14 percent at September 30, 2023 when compared to December 31, 2022. The increase was primarily due to new loan purchases exceeding principal paydowns, driven in part by a decrease in prepayment activity as mortgage rates remained elevated.

We evaluate mortgage loans for credit losses on a quarterly basis. For additional discussion on our mortgage loan credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Loans.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	September 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$3,996	7	$2,031	4
Securities purchased under agreements to resell	15,700	28	12,590	29
Federal funds sold	12,680	22	9,415	22
Total short-term investments	32,376	57	24,036	55
Long-term investments[2]
MBS
GSE single-family	663	1	767	2
GSE multifamily	16,325	29	9,805	23
U.S. obligations single-family[3]	3,755	7	3,678	8
Private-label residential	3	—	4	—
Total MBS	20,746	37	14,254	33
Non-MBS
U.S. Treasury obligations[3]	1,516	2	2,501	6
Other U.S. obligations[3]	501	1	834	2
GSE and TVA obligations	732	1	888	2
State or local housing agency obligations	452	1	482	1
Other[4]	344	1	386	1
Total non-MBS	3,545	6	5,091	12
Total long-term investments	24,291	43	19,345	45
Total investments	$56,667	100	$43,381	100

1    Short-term investments have original maturities equal to or less than one year.

2    Long-term investments have original maturities of greater than one year.

3    Represents investment securities backed by the full faith and credit of the U.S. Government.

4    Consists primarily of taxable municipal bonds.

Our investments increased $13.3 billion or 31 percent at September 30, 2023 when compared to December 31, 2022 due primarily to an increase in short-term investments of $8.3 billion, mainly securities purchased under agreements to resell and federal funds sold, as well as the purchase of agency MBS. At September 30, 2023 and December 31, 2022, we had GSE and/or other U.S. obligation MBS purchases with a total par value of $534 million and $181 million that were traded but not yet settled. These investments were recorded as “available-for-sale” on our Statements of Condition with a corresponding payable recorded in “other liabilities.”

The Finance Agency limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 2.26 and 1.69 at September 30, 2023 and December 31, 2022.

We evaluate investments for credit losses on a quarterly basis. For additional discussion on our investment credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”

Consolidated Obligations

    Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At September 30, 2023 and December 31, 2022, the carrying value of consolidated obligations for which we are primarily liable totaled $178.1 billion and $153.5 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	September 30, 2023	December 31, 2022
Par value	$65,178	$70,002
Discounts and concession fees[1]	(826)	(725)
Fair value option valuation adjustments	(37)	(107)
Total	$64,315	$69,170

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes decreased $4.9 billion or seven percent at September 30, 2023 when compared to December 31, 2022. Although the balance declined from the prior year-end, during the nine months ended September 30, 2023, we continued to utilize discount notes primarily to fund our increase in short-term assets and/or meet our liquidity requirements. Unamortized discounts outstanding at September 30, 2023 were higher than the prior year-end due primarily to the higher interest rate environment, which results in larger discount levels.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	September 30, 2023	December 31, 2022
Par value	$113,997	$84,572
Premiums	62	86
Discounts and concession fees[1]	(30)	(23)
Fair value hedging adjustments[2]	(263)	(298)
Total	$113,766	$84,337

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

2    Primarily represents fair value hedging adjustments on active hedging relationships driven by changes in interest rates.

Our bonds increased $29.4 billion or 35 percent at September 30, 2023 when compared to December 31, 2022. During the nine months ended September 30, 2023, we increased our utilization of bonds primarily to fund our asset growth and/or meet our liquidity requirements.

For additional information on our consolidated obligations, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Capital

The following table summarizes information on our capital (dollars in millions):

	September 30, 2023	December 31, 2022
Capital stock	$6,811	$6,250
Retained earnings	3,005	2,618
Accumulated other comprehensive income (loss)	(206)	(117)
Total capital	$9,610	$8,751

Our capital increased at September 30, 2023 when compared to December 31, 2022 due primarily to an increase in activity-based capital stock resulting from an increase in advance balances, and an increase in retained earnings. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for additional information on our capital.

Derivatives

    We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	September 30, 2023	December 31, 2022
Interest rate swaps
Non-callable	$124,306	$94,582
Callable by counterparty	24,730	6,901
Total interest rate swaps	149,036	101,483
Forward settlement agreements	158	46
Mortgage loan purchase commitments	157	46
Total notional amount	$149,351	$101,575

The notional amount of our derivative contracts increased $47.8 billion or 47 percent at September 30, 2023 when compared to December 31, 2022. This was primarily due to increased utilization of both non-callable and callable swaps to hedge our advances and consolidated obligations in an effort to manage our interest rate risk. For additional discussion regarding our use of derivatives, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the nine months ended September 30, 2023, proceeds from the issuance of bonds and discount notes were $106.0 billion and $1,328.2 billion compared to $44.7 billion and $643.5 billion for the same periods in 2022. During the nine months ended September 30, 2023, we increased our usage of consolidated obligations primarily to fund our asset growth and/or meet our liquidity requirements.

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of October 31, 2023, our consolidated obligations were rated AA+/A-1+ by S&P Global Ratings (S&P) and Aaa/P-1 by Moody’s and both ratings had a stable outlook. In August 2023, Fitch Ratings downgraded the long-term U.S. sovereign rating to AA+ with a stable outlook. Following this action, Fitch Ratings also downgraded our long-term rating to AA+ with a stable outlook. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2022 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At September 30, 2023 and December 31, 2022, the total par value of outstanding consolidated obligations for which we are primarily liable was $179.2 billion and $154.6 billion. At September 30, 2023 and December 31, 2022, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was $1,050.7 billion and $1,027.1 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President and chief executive officer (CEO) or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of October 31, 2023, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

    We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the nine months ended September 30, 2023, repayments of consolidated obligations totaled $1,409.8 billion compared to $642.6 billion for the same period in 2022.

During the nine months ended September 30, 2023, advance disbursements (excluding daily renewals) totaled $485.1 billion compared to $244.1 billion for the same period in 2022. Advance disbursements will vary from period to period depending on member needs and increased during the nine months ended September 30, 2023 due primarily to increased member utilization of short-term advances. In particular, we saw accelerated member demand throughout March in response to the stress placed on the banking industry and financial markets resulting from the financial difficulties experienced by certain depository institutions. During the nine months ended September 30, 2023, investment purchases (excluding overnight investments) totaled $9.3 billion compared to $6.3 billion for the same period in 2022, an increase due primarily to additional purchases of agency MBS in 2023.

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
Finance Agency Advisory Bulletin on FHLBank Liquidity (the Liquidity Guidance AB) – This guidance requires us to maintain sufficient liquidity for a period of 10 to 30 calendar days. The base case scenario requires 20 days of positive daily cash balances and assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including large, highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. At September 30, 2023 and December 31, 2022, we were in compliance with this base case liquidity guidance.
The Liquidity Guidance AB also specifies appropriate funding gap limits to address the risks associated with an FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of total assets. The guidance provides recommended funding gap maximums of negative 15 percent at the three-month horizon and negative 30 percent at the one-year horizon. At September 30, 2023 and December 31, 2022, we adhered to these funding gap requirements.
Capital

CAPITAL REQUIREMENTS

    We are subject to certain regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operational risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as the amounts paid-in for Class B capital stock (including MRCS), and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including MRCS) and retained earnings. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At September 30, 2023 and December 31, 2022, we did not hold any nonpermanent capital. At September 30, 2023 and December 31, 2022, we were in compliance with all three of the Finance Agency’s regulatory capital requirements.

    In addition to the requirements previously discussed, the Finance Agency Advisory Bulletin on capital stock (the Capital Stock AB) requires each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets. For purposes of the Capital Stock AB, capital stock includes MRCS. The capital stock to total assets ratio is measured on a daily average basis at month end. At September 30, 2023 and December 31, 2022, we were in compliance with the Capital Stock AB.

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

On October 26, 2023, we announced changes to our requirements for membership stock and activity stock on outstanding advances pursuant to our Capital Plan. Specifically, we will be reducing the membership stock requirement from 0.12 percent to 0.06 percent of a member’s total assets, with no change to the cap of $10 million and floor of $10,000. In addition, we will be increasing the activity stock requirement on advances only from 4.00 percent to 4.50 percent. These changes become effective December 15, 2023 and will allow us to improve scalability of capital with changes in advance demand. Based on advances outstanding as of September 30, 2023, we estimate these changes would have resulted in a net increase in total capital stock of approximately $80 million. The impact of these changes at the effective date will vary based on membership and advance activity.

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	September 30, 2023	December 31, 2022
Commercial banks	$4,074	$3,659
Savings institutions	118	119
Credit unions	1,000	926
Insurance companies	1,618	1,545
CDFIs	1	1
Total GAAP capital stock	6,811	6,250
MRCS	12	15
Total regulatory capital stock	$6,823	$6,265

The increase in regulatory capital stock held at September 30, 2023 when compared to December 31, 2022 was due primarily to an increase in activity-based capital stock resulting from an increase in advance balances. For additional information on our capital stock, refer to “Item 1. Financial Statements — Note 8 — Capital.”

Retained Earnings
Our risk management policies require a minimum level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this minimum level and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve this level of retained earnings. At September 30, 2023 and December 31, 2022, our actual retained earnings exceeded our required minimum level of retained earnings.
We entered into a Joint Capital Enhancement Agreement (JCE Agreement) with all of the other Federal Home Loan Banks in 2011. Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of our average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At September 30, 2023 and December 31, 2022, our restricted retained earnings balance totaled $844 million and $703 million. One percent of our average balance of outstanding consolidated obligations for the three months ended September 30, 2023 was $1.7 billion.

Dividends

Our dividend philosophy is to pay a consistent dividend equal to or greater than the current market rate for a highly-rated investment (i.e. SOFR), and at a rate that the Board of Directors believes is sustainable under current and projected earnings to maintain an appropriate level of capital and retained earnings. Our dividend is determined quarterly by our Board of Directors, based on policies, regulatory requirements, actual performance, and other considerations that the Board of Directors determines to be appropriate.

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Aggregate cash dividends paid[1]	$114	$51	$319	$136
Effective combined annualized dividend rate paid on capital stock[2]	6.86%	5.34%	6.77%	5.07%
Annualized dividend rate paid on membership capital stock	3.00%	3.00%	3.00%	3.00%
Annualized dividend rate paid on activity-based capital stock	7.95%	6.75%	7.88%	6.34%
Average SOFR	5.24%	2.15%	4.90%	0.99%

1    Includes aggregate cash dividends paid during the period. Amount excludes cash dividends paid on MRCS. For financial reporting purposes, these dividends were recorded as interest expense on our Statements of Income.

2    Effective combined annualized dividend rate is paid on total capital stock, including MRCS.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of our critical accounting estimates, refer to our 2022 Form 10-K. There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2023.

For a discussion of recently adopted or issued accounting standards, refer to “Item 1. Financial Statements — Note 2 — Recently Adopted and Issued Accounting Guidance.”

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Finance Agency’s Review and Analysis of the FHLBank System

Beginning in the Fall of 2022, and over a period of several months, the Finance Agency undertook a review and analysis of the FHLBank System, through a series of public listening sessions, regional roundtable discussions, and receipt of comments from stakeholders. This review covered such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, and collateral requirements; and membership eligibility and requirements. The review and analysis culminated in a written report that the Finance Agency released on November 7, 2023. To the extent the report ultimately results in changes to supervisory expectations, stakeholder perceptions and/or our business model that impact our ability to execute on our mission of providing liquidity to our members and support for affordable housing and community development, our business, results of operations and reputation, and the value of membership in the FHLBanks may be negatively impacted. For a further discussion of related risks, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

RISK MANAGEMENT

We have risk management policies, established by our Board of Directors, that allow us to monitor and control our exposure to various risks, including interest rate, liquidity, credit, operational, model, information security, legal, regulatory and compliance, diversity, equity and inclusion (DEI), strategic, and reputational risk, as well as capital adequacy. Our primary risk management objective is to manage our assets and liabilities in ways that ensure liquidity is available to our members and protect the par redemption value of our capital stock. We periodically evaluate our risk management policies in order to respond to changes in our financial position and general market conditions. The following sections outline our interest rate, credit, and information security risks. For additional details on all other risks noted above, please refer to our 2022 Form 10-K.
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

We monitor and manage to MVE policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. At September 30, 2023 and December 31, 2022, our base case MVE was $9.4 billion and $8.6 billion, and the increase between periods was primarily due to an increase in activity-based capital stock and retained earnings. During the nine months ended September 30, 2023, we recorded net income of $706 million and our dividends totaled $319 million. The earnings in excess of our dividend payments had a positive impact on MVE. At September 30, 2023 and December 31, 2022, we were in compliance with all MVE policy limits.

Market Value of Capital Stock (MVCS) represents our MVE divided by the total outstanding shares of our capital stock (including MRCS). To ensure we remain adequately capitalized, we must ensure our MVCS remains at or above our $100 par value. Our base case MVCS was $137.8 at September 30, 2023 compared to $136.7 at December 31, 2022. The increase in our base case MVCS was primarily attributable to an increase in our MVE, offset in part by the issuance of activity-based capital stock at par value, which is below our current MVCS value.

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

We monitor and manage to policy limits, which are based on the spread between our projected AROCS and average SOFR in parallel and non-parallel interest rate change scenarios. Additionally, there is a limit on the decline in projected AROCS from base case AROCS for certain basis shock scenarios to limit basis risk exposure. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. We were in compliance with all projected 24-month income policy limits at September 30, 2023 and December 31, 2022.

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

At September 30, 2023 and December 31, 2022, borrowers pledged $373.3 billion and $350.2 billion of collateral (net of applicable discounts) to support activity with us, including advances. At September 30, 2023 and December 31, 2022, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

We evaluate advances for credit losses on a quarterly basis. We have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of September 30, 2023 and December 31, 2022. Refer to “Item 1. Financial Statements — Note 4 — Advances” for additional information on our allowance for credit losses.

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

The following table presents the unpaid principal balance of our mortgage loans by product type (dollars in millions):

Product Type	September 30, 2023	December 31, 2022
Conventional	$9,089	$7,890
Government	380	387
Total unpaid principal balance	$9,469	$8,277

We manage the credit risk on mortgage loans by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our participating financial institutions (PFIs), and (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs.

We evaluate mortgage loans for credit losses on a quarterly basis and establish an allowance for credit losses to reflect management’s estimate of expected credit losses inherent in the portfolio. At September 30, 2023 and December 31, 2022, we had an allowance for credit losses of $6 million and $5 million on our conventional mortgage loans. At September 30, 2023, over 99 percent of our conventional loan portfolio was performing (i.e. current payment status) and charge-offs recorded during the nine months ended September 30, 2023 were less than one percent of the total conventional portfolio.

We have never experienced a credit loss on our government-insured mortgage loans. At September 30, 2023 and December 31, 2022, we determined no allowance for credit losses was necessary on our government-insured mortgage loans. Refer to “Item 1. Financial Statements — Note 5 — Mortgage Loans Held for Portfolio” for additional information on our allowance for credit losses and the payment status of our conventional mortgage loans.

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

Finance Agency regulations also limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. At September 30, 2023, we were in compliance with the regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

In addition, Finance Agency regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of regulatory capital and the counterparty’s overall credit rating. At September 30, 2023, we were in compliance with the regulatory limits established for unsecured credit.

Refer to“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk” in our 2022 Form 10-K for additional information on these regulatory limits.

Our short-term portfolio may include, but is not limited to, interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, certificates of deposit, commercial paper, and U.S. Treasury obligations. Our long-term portfolio may include, but is not limited to, U.S. Treasury obligations, other U.S. obligations, GSE and TVA obligations, state or local housing agency obligations, taxable municipal bonds, and agency MBS. We consider our long-term investments issued or guaranteed by the U.S. Government, an agency or instrumentality of the U.S. Government, or the Federal Deposit Insurance Corporation to be of the highest credit quality and therefore those exposures are not monitored with other unsecured investments. Given the credit quality of our unsecured long-term investments, our unsecured credit risk is primarily in the short-term portfolio.

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

At September 30, 2023, our unsecured short-term investment exposure consisted of overnight interest-bearing deposits and federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile (dollars in millions):

	September 30, 2023
	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
Domestic	$—	$4,960	$4,960
U.S subsidiaries of foreign commercial banks	—	400	400
Total domestic and U.S. subsidiaries of foreign commercial banks	—	5,360	5,360
U.S. branches and agency offices of foreign commercial banks
Australia	1,250	—	1,250
Belgium	—	200	200
Canada	—	2,840	2,840
Finland	1,400	—	1,400
France	—	150	150
Germany	1,450	—	1,450
Netherlands	—	650	650
Norway	1,400	—	1,400
Sweden	150	965	1,115
United Kingdom	—	860	860
Total U.S. branches and agency offices of foreign commercial banks	5,650	5,665	11,315
Total unsecured short-term investment exposure	$5,650	$11,025	$16,675

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

Investment Ratings
The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	September 30, 2023
	Credit Rating[1]
	AAA	AA	A	BBB	Unrated	Total
Interest-bearing deposits	$—	$1	$3,995	$—	$—	$3,996
Securities purchased under agreements to resell	—	4,050	2,000	—	9,650	15,700
Federal funds sold	—	5,650	7,030	—	—	12,680
Investment securities:
MBS
GSE single-family	—	663	—	—	—	663
GSE multifamily	—	16,325	—	—	—	16,325
U.S. obligations single-family[2]	—	3,755	—	—	—	3,755
Private-label residential	—	—	2	1	—	3
Total MBS	—	20,743	2	1	—	20,746
Non-MBS
U.S. Treasury obligations[2]	—	1,516	—	—	—	1,516
Other U.S. obligations[2]	—	501	—	—	—	501
GSE and TVA obligations	—	732	—	—	—	732
State or local housing agency obligations	406	46	—	—	—	452
Other[3]	326	18	—	—	—	344
Total non-MBS	732	2,813	—	—	—	3,545
Total investments	$732	$33,257	$13,027	$1	$9,650	$56,667

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
We evaluate investments for credit losses on a quarterly basis. At September 30, 2023 and December 31, 2022, we determined no allowance for credit losses was necessary on our investments. Refer to “Item 1. Financial Statements — Note 3 — Investments” for additional information on our allowance for credit losses.

DERIVATIVES

    We execute most of our derivative transactions with large banks and major broker-dealers. Over-the-counter derivative transactions may be either executed directly with a counterparty, referred to as uncleared derivatives, or cleared through a clearing agent with a clearinghouse, referred to as cleared derivatives.

We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. The amount of credit risk on derivatives depends on the extent to which netting procedures and collateral requirements are used and are effective in mitigating the risk. We manage credit risk through credit analysis of derivative counterparties, collateral requirements, and adherence to the requirements set forth in our policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations.

Uncleared derivative transactions executed on or after September 1, 2022 are subject to two-way initial margin requirements as mandated by the Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, if our aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of October 31, 2023, we were not required to post initial margin on our uncleared derivative transactions in accordance with the noted regulations.

For uncleared transactions, the derivative agreements are generally fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the Commodity Futures Trading Commission.

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
The following table shows our derivative counterparty credit exposure (dollars in millions):

	September 30, 2023
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A	$4,189	$7	$(4)	$3
BBB	5,734	5	(4)	1
Liability positions with credit exposure
Uncleared derivatives
BBB[2]	1,396	(6)	6	—
Cleared derivatives[3]	122,594	(56)	1,181	1,125
Total derivative positions with credit exposure to non-member counterparties	133,913	(50)	1,179	1,129
Member institutions[2,4]	17	—	—	—
Total	133,930	$(50)	$1,179	$1,129
Derivative positions without credit exposure	15,421
Total notional	$149,351
1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.

2    Net credit exposure is less than $1 million.

3    Represents derivative transactions cleared with CME Clearing and London Clearing House (LCH) Ltd., our clearinghouses. CME Clearing is not rated, but its parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by S&P at September 30, 2023. LCH Ltd. was rated AA- by S&P at September 30, 2023.

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Item 1. Financial Statements — Note 10 — Commitments and Contingencies” for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2022 Form 10-K. There have been no material changes to our risk factors during the nine months ended September 30, 2023.

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

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	November 9, 2023

By:	/s/ Kristina K. Williams
Kristina K. Williams President and Chief Executive Officer

By:	/s/ James G. Livingston
James G. Livingston Chief Financial Officer (Principal Financial and Accounting Officer)