Form 10-K
period 2023-12-31
Federal Home Loan Bank of Des Moines
filed 2024-03-07
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 17 CFR 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2023, the aggregate par value of the stock held by current and former members of the registrant was $6,462,027,100. At February 29, 2024, 66,734,674 shares of stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND DEFINITIONS

Statements contained in this report, including statements describing the objectives, projections, estimates, or future predictions in our operations, may be forward-looking statements. These statements may be identified by the use of forward-looking terminology, such as believes, projects, expects, anticipates, estimates, intends, strategy, plan, could, should, may, and will or their negatives or other variations on these terms. By their nature, forward-looking statements involve risk or uncertainty, and actual results could differ materially from those expressed or implied or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. These risks and uncertainties include, but are not limited to, the following:
•political or economic events, including legislative, regulatory, monetary, judicial, or other developments that affect us, our members, our counterparties, and/or our investors in the consolidated obligations of the 11 FHLBanks, including the Finance Agency’s comprehensive review of the FHLBank System;

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

•general economic and market conditions that could impact the business we do with our members, including, but not limited to, the timing and volatility of market activity, inflation/deflation, employment rates, geopolitical instability or conflicts, housing market activity and housing prices, the level of mortgage prepayments, the valuation of pledged collateral, and the condition of the capital markets and the impact it has on our consolidated obligations;

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

•significant business interruptions resulting from third-party failures;

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

Throughout this Form 10-K, acronyms and terms used are defined in the Glossary of Terms. Unless the context otherwise requires, the terms “Bank,” “we,” “us,” and “our” refer to the Federal Home Loan Bank of Des Moines or its management.

PART I

ITEM 1. BUSINESS
OVERVIEW
The Bank is a federally chartered corporation that is exempt from all federal, state, and local taxation (except real property taxes and certain employer payroll taxes) and is one of 11 district FHLBanks. The FHLBanks are GSEs and were created under the authority of the FHLBank Act to serve the public by enhancing the availability of funds for residential mortgages and targeted community development. The Bank is regulated by the Finance Agency.
We are a cooperative, meaning we are owned by our customers, whom we call members. As a condition of membership, all members must purchase and maintain capital stock to support business activities with us. In return, we provide a readily available source of funding and liquidity to our member institutions and eligible housing associates in Alaska, Hawaii, Idaho, Iowa, Minnesota, Missouri, Montana, North Dakota, Oregon, South Dakota, Utah, Washington, Wyoming, and the U.S. Pacific territories of American Samoa, Guam, and the Commonwealth of the Northern Mariana Islands. Commercial banks, savings institutions, credit unions, insurance companies, and CDFIs may apply for membership. While not considered members, we also conduct certain business activities with state and local housing associates meeting statutory criteria.
BUSINESS MODEL
Our mission is to be a reliable provider of funding, liquidity, and services for our members so that they can meet the housing, business, and economic development needs of the communities they serve. In addition, we help to meet the economic and housing needs of our communities through our affordable housing and community investment initiatives. Our operating model balances the trade-off between attractively priced products, reasonable returns on capital stock, maintaining an adequate level of capital to meet regulatory capital requirements, and maintaining adequate retained earnings to preserve the par value of member-owned capital stock.
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
Our capital stock is not publicly traded. It is purchased and redeemed by members or repurchased by us at a par value of $100 per share. Our current and former members own all of our outstanding capital stock. Former members own capital stock (included in MRCS) to support business transactions still outstanding with us. All stockholders, including current and former members, may receive dividends on their capital stock investment to the extent declared by our Board of Directors.
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

Our net income is primarily attributable to the difference between the interest income we earn on our advances, mortgage loans, and investments, and the interest expense we pay on our consolidated obligations. A portion of our annual net income is used to fund our AHP, which provides grants and subsidized advances to members to support housing for very low-, low-, or moderate-income households. By regulation, we recognize AHP assessment expense equal to the greater of 10 percent of our annual income subject to assessment, or our prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. For purposes of the statutory AHP assessment, income subject to assessment is defined as net income before AHP assessments, plus interest expense related to MRCS. In addition to our statutory AHP contributions, we engage in a variety of community investment initiatives to help meet the economic and housing needs of our communities. For additional details, refer to the “Affordable Housing and Community Investment” section of Item 1.
We have risk management policies, established by our Board of Directors, that allow us to monitor and control our exposure to various risks, including interest rate, liquidity, credit, operational, model, information security, legal, regulatory and compliance, DEI, strategic, and reputational, as well as capital adequacy. Our primary risk management objective is to manage our assets and liabilities in ways that ensure liquidity is available to our members and protect the par redemption value of our capital stock. For additional information on our risk management practices, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

MEMBERSHIP
Our membership includes commercial banks, savings institutions, credit unions, insurance companies, and CDFIs. The majority of depository institutions in our district that are eligible for membership are currently members.
The following table summarizes our membership by type of institution:

	December 31,
Institutional Entity	2023	2022
Commercial banks	878	894
Savings institutions	31	32
Credit unions	270	257
Insurance companies	72	69
CDFIs	6	6
Total	1,257	1,258

The following table summarizes our membership by asset size:

	December 31,
Membership Asset Size[1]	2023	2022
Depository institutions[2]
Less than $100 million	16%	17%
$100 million to $500 million	46	47
Greater than $500 million	32	31
Insurance companies
$100 million to $500 million	1	1
Greater than $500 million	5	4
Total	100%	100%
1    Membership asset size is based on the preceding September 30th financial information provided by members.

2    Depository institutions consist of commercial banks, savings institutions, credit unions, and CDFIs.

Our membership level remained relatively stable during 2023. At December 31, 2023, approximately 64 percent of our members were CFIs. For 2023, CFIs were defined under the FHLBank Act to include all FDIC insured institutions with average total assets over the previous three-year period of less than $1.4 billion. In addition to collateral types eligible for all members, CFIs may also pledge collateral consisting of secured small business, small agri-business, or small farm loans.

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
Our advance products currently offered include the following:

•Overnight Advances. These advances can renew automatically for a period up to 90 days. Interest rates are set daily.

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
For the years ended December 31, 2023, 2022, and 2021, advances represented 65, 59, and 54 percent of our total average assets and generated 68, 63, and 56 percent of our total interest income. For additional information on our advances, including our top five borrowers, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances.” In addition, refer to “Item 1A. Risk Factors” for a discussion on our exposure to customer concentration risk.

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
HOUSING ASSOCIATES
The FHLBank Act permits us to provide advances to eligible housing associates. Housing associates are eligible if they are approved mortgagees under Title II of the National Housing Act that meet certain criteria, including: (i) chartered under law and have succession, (ii) subject to inspection and supervision by some governmental agency, and (iii) lend their own funds as their principal activity in the mortgage field. The same regulatory lending requirements that apply to our members generally apply to housing associates. Because housing associates are not members, they are not subject to certain provisions of the FHLBank Act applicable to members and cannot own our capital stock. In addition, they may only pledge certain types of collateral including, but not limited to: (i) FHA mortgages, (ii) Ginnie Mae securities backed by FHA mortgages, (iii) certain residential mortgage loans, and (iv) cash deposited with us.
PREPAYMENT FEES
We generally charge a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call date. The fees charged are priced to make us financially indifferent to the prepayment of the advance. For certain advances with symmetrical prepayment features, we may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid.
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
Mortgage Loans
We invest in mortgage loans through the MPF program, a secondary mortgage market structure developed by the FHLBank of Chicago to help fulfill the housing mission of the FHLBanks. In the past, we also acquired mortgage loans purchased under the MPP; however, we currently do not purchase mortgage loans under this program. For the years ended December 31, 2023, 2022, and 2021, mortgage loans represented five, seven, and nine percent of our total average assets and generated three, nine, and 24 percent of our total interest income.
Under the MPF program, we purchase eligible mortgage loans from members or housing associates called PFIs. We may also acquire MPF loans through participations with other FHLBanks. MPF loans are conforming conventional or government-insured fixed rate mortgage loans secured by one-to-four family residential properties.

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
MPF Loan Volume
Our member base for MPF loans is primarily a diverse mix of commercial banks and credit unions. Our ability to price MPF loans, coupled with changes in the interest rate environment, has allowed us to serve the liquidity needs of a broad range of members. During the years ended December 31, 2023, 2022, and 2021, we purchased $2.4 billion, $1.9 billion, and $1.9 billion of MPF loan products (excluding off-balance sheet loan products). In addition, during the years ended December 31, 2023, 2022, and 2021, we had off-balance sheet loan volumes of $0.3 billion, $0.7 billion, and $3.2 billion.
LOAN MODIFICATION PLANS

We offer loan modification plans for our PFIs. Under these plans, we generally reduce the interest rate, extend the maturity date, or permit the capitalization of past due amounts, escrow, or advance balances up to the original loan amount. We may also grant a forbearance period or offer payment deferrals in limited circumstances.
For additional discussion on our mortgage loans and their related credit risk, refer to “Item 8. Financial Statements and Supplementary Data — Note 6 — Mortgage Loans Held for Portfolio” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Loans.”

Investments
We maintain an investment portfolio primarily to provide liquidity as well as investment income. Our investment portfolio consists of both short- and long-term investments. Our short-term investments may include, but are not limited to, interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, certificates of deposit, commercial paper, and U.S. Treasury obligations. Our long-term investments may include, but are not limited to, U.S. Treasury obligations, other U.S. obligations, GSE and TVA obligations, state or local housing agency obligations, taxable municipal bonds, and agency MBS. For the years ended December 31, 2023, 2022, and 2021, investments represented 29, 32, and 36 percent of our total average assets and generated 29, 28, and 20 percent of our total interest income.
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
Standby Bond Purchase Agreements
We currently hold standby bond purchase agreements with state housing finance agencies within our district pursuant to which, for a fee, we agree to serve as a standby liquidity provider if required, to purchase and hold the bonds until the designated marketing agent can find a suitable investor or the state housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which we would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. If purchased, the bonds would be classified as AFS or trading securities on our Statements of Condition. For additional details on our standby bond purchase agreements, refer to “Item 8. Financial Statements and Supplementary Data — Note 14 — Commitments and Contingencies.”
Deposits
We accept uninsured deposits from our members, eligible housing associates, and/or counterparties. We offer deposit programs, including demand, overnight, and term deposits. Deposit programs provide us funding while providing members a low-risk, interest-earning asset.
Consolidated Obligations
Our primary source of funding and liquidity is the issuance of debt securities, referred to as consolidated obligations, in the capital markets. Consolidated obligations (bonds and discount notes) are the joint and several obligations of all FHLBanks and are backed only by the financial resources of the FHLBanks. They are not obligations of the U.S. Government, and the U.S. Government does not guarantee them. At February 29, 2024, S&P and Moody’s rated the consolidated obligations AA+/A-1+ with a stable outlook and Aaa/P-1 with a negative outlook. In addition, as of February 29, 2024, our consolidated obligations were rated AA+ with a stable outlook by Fitch Ratings.
The FHLBanks’ Office of Finance issues all consolidated obligations on behalf of the FHLBanks. It is also responsible for servicing all outstanding debt, coordinating transfers of debt between the FHLBanks, serving as a source of information for the FHLBanks on capital market developments, managing the FHLBank System’s relationship with the rating agencies with respect to consolidated obligations, and preparing and making available the FHLBank System’s Combined Financial Reports.
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
Derivatives
We use derivatives to manage interest rate risk. Finance Agency regulations and our risk management policies establish guidelines for derivatives, prohibit the speculative use of derivatives, and limit credit risk arising from derivatives. The goal of our interest rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits.
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
CAPITAL AND DIVIDENDS
Capital Stock
Our capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. We issue a single class of capital stock (Class B capital stock) and have two subclasses of Class B capital stock: membership and activity-based. Effective December 15, 2023, each member must purchase and hold membership capital stock in an amount equal to 0.06 percent of its total assets as of the preceding December 31st, subject to a cap of $10 million and a floor of $10,000. In addition, each member is required to purchase activity-based capital stock equal to 4.50 percent of its outstanding advances, 4.00 percent of its outstanding mortgage loans, and 0.10 percent of its outstanding standby letters of credit. Prior to December 15, 2023, members were required to purchase and hold membership capital stock in an amount equal to 0.12 percent of their total assets as of the preceding December 31st, subject to a cap of $10 million and a floor of $10,000. They were also required to purchase activity-based capital stock equal to 4.00 percent of their outstanding advances and mortgage loans and 0.10 percent of their outstanding standby letters of credit. All capital stock issued is subject to a notice of redemption period of five years.

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

Retained Earnings
Our risk management policies outline a targeted level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this targeted level and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve this level of retained earnings. At December 31, 2023 and 2022, our actual retained earnings exceeded our targeted level of retained earnings.

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

Workforce Profile

Our workforce is primarily comprised of corporate employees, with our principal operations in one location. As of December 31, 2023, we had 369 employees, 365 full-time and four part-time. As of December 31, 2023, approximately 48 percent of our workforce was female, 52 percent male, 79 percent non-minority and 21 percent minority, based on employees who chose to self-identify. We strive to both develop talent from within the organization and supplement with external hires. We believe that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in our employee base, which furthers our success, while adding new employees contributes to new ideas, continuous improvement, and our goals of a diverse and inclusive workforce. As of December 31, 2023, the average tenure of our employees was seven years. There are no collective bargaining agreements with our employees.

Total Rewards

We seek to attract, develop, retain, and engage talented employees to create and implement strategies that are critical to our long-term success and ensure we bring value for our members. We affect this objective through a combination of development programs, benefits and employee wellness programs, and recognizing and rewarding performance. Specifically, our programs include:

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

•Time away from work – including paid time off, holidays, and volunteer opportunities;

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

Diversity, Equity and Inclusion Program

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

Our Chief DEI Officer is a member of the executive team, reports to the President and CEO and serves as a liaison to the Board of Directors. We recognize that diversity increases capacity for innovation and creativity and that inclusion allows us to leverage the unique perspectives of all employees and strengthens our retention efforts. We operationalize our commitment through the development and execution of a three-year DEI strategic plan that includes quantifiable metrics to measure our success, and we report regularly on our performance to management and the Board of Directors. We offer a range of opportunities for our employees to connect and grow personally and professionally through our Office of Minority and Women Inclusion Committee, DEI Council, business resource groups, internal training, and community involvement. We consider learning an important component of our DEI strategy and regularly offer educational opportunities to our employees and evaluate inclusive behaviors as part of our annual goal setting, performance management, and succession planning processes. We also incorporate DEI as a key component of our incentive plan framework to ensure organizational focus and accountability.

COMPETITION
Our primary business activities are providing advances and acquiring residential mortgage loans from our members. These activities are funded through the issuance of consolidated obligations. We face competition for advances, mortgage loans, and funding from other institutions, including, but not limited to, investment banks, commercial banks, other GSEs, and U.S. Government agencies, including the Federal Reserve. For further discussion on our competition, refer to “Item 1A. Risk Factors.”
TAXATION
Under the FHLBank Act, we are exempt from all federal, state, and local taxation (except real property taxes and certain employer payroll taxes).

AFFORDABLE HOUSING AND COMMUNITY INVESTMENT
The FHLBank Act requires each FHLBank to establish and fund an AHP, which provides subsidies in the form of direct grants or below-market interest rates on advances to members who provide the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, or moderate-income households. Annually, the FHLBanks recognize AHP assessment expense equal to the greater of 10 percent of their annual income subject to assessment, or their prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million. In addition to the required AHP assessment, our Board may elect to make voluntary contributions to the AHP. For purposes of the statutory AHP assessment, income subject to assessment is defined as net income before AHP assessments, plus interest expense related to MRCS. The exclusion of interest expense related to MRCS is a regulatory interpretation of the Finance Agency. We accrue the AHP assessment monthly based on our income subject to assessment and reduce our AHP liability as program funds are distributed. For additional information on our AHP, refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Affordable Housing Program.”
In addition to our statutory AHP contributions, we engage in a variety of community investment initiatives to help meet the economic and housing needs of our communities. These initiatives include, but are not limited to, our Member Impact Fund, a discretionary program in which we match member donations to local housing and community development organizations, disaster relief contributions to areas within our district, and additional voluntary contributions to AHP, as mentioned above. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Affordable Housing and Community Impact” for details on our initiatives in 2023.
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

As required by federal regulation, we have an internal audit department and an audit committee of our Board. An independent public accounting firm registered with the PCAOB audits our annual financial statements. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, must adhere to PCAOB and Government Auditing Standards, as issued by the Comptroller General, when conducting our audits. Our Board, our senior management, and the Finance Agency receive these audit reports. We also submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports include audited financial statements, a statement of internal accounting and administrative control systems, and the report of the independent registered public accounting firm on the financial statements.

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

We also provide direct links from our website at www.fhlbdm.com to the SEC website for our annual reports, quarterly reports, current reports, and amendments to all such reports filed with or furnished to the SEC, as soon as reasonably practicable after such reports are available. Annual and quarterly reports for the FHLBanks on a combined basis are also available, free of charge, at the website of the Office of Finance as soon as reasonably practicable after such reports are available. The website address to obtain these reports is www.fhlb-of.com.
Information contained in the previously mentioned websites, or that can be accessed through those websites, is not incorporated by reference into this annual report on Form 10-K and does not constitute a part of this or any report filed with the SEC.

ITEM 1A. RISK FACTORS

The following discussion summarizes some of the more significant risks we face. This discussion is not exhaustive, and there may be other risks we face, which are not described below. In particular, we may fail to identify and manage risks related to a variety of aspects of our business, including but not limited to, interest rate, liquidity, and legal, regulatory, and compliance risks. We have adopted controls, procedures, policies, and systems to monitor and manage these risks. Management cannot provide complete assurance that those controls, procedures, policies, and systems are adequate to identify and manage the risks inherent in our business. In addition, because our business continues to evolve, we may fail to fully understand the implications of changes in the business, and therefore, we may fail to enhance our risk governance framework to timely or adequately address those changes. This risk and any of the other risks described below, if realized, could negatively affect our business operations, financial condition, future results of operations, and among other things, could result in our inability to pay dividends on our capital stock or repurchase capital stock or adversely impact our reputation.

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
Recently, the Finance Agency completed a comprehensive review of the FHLBank System culminating in a written report released on November 7, 2023. The report covers topics such as the FHLBanks’ adequate fulfillment of their mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; addressing the unique needs of rural and financially vulnerable communities; member products, services, and collateral requirements; and membership eligibility and requirements. The Finance Agency has stated that it intends to pursue legislative, regulatory, or other actions as a result of its review; however, it remains uncertain what the potential impact of any such actions on the FHLBanks may be. Any of these factors could negatively affect our business operations, financial condition, results of operations, and the value of FHLBank membership.

Additionally, the FASB or SEC may amend financial accounting and reporting standards that govern our accounting and disclosure practices, such as standards on climate change and ESG matters. Specifically, policy or regulatory changes relating to ESG matters, as well as market and stakeholder expectations, are evolving and may result in additional responsibilities or costs for us, such as compliance requirements, operational or technological changes, and increased disclosures.

For a discussion of new and proposed legislative and regulatory developments that could affect us, including additional information on the Finance Agency’s comprehensive review of the FHLBank System, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.”

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
WE FACE COMPETITION FOR ADVANCES, MORTGAGE LOANS, AND FUNDING
Our primary business activities are providing advances to members and housing associates and acquiring residential mortgage loans from our members. Demand for our advances is affected by, among other things, the cost of other available sources of funding for our borrowers. We may from time to time compete with other suppliers of secured and unsecured wholesale funding including, but not limited to, investment banks, commercial banks, other GSEs, and U.S. Government agencies, including the Federal Reserve. We may compete with other FHLBanks to the extent that member institutions have affiliated institutions located outside of our district. Furthermore, our members may have access to customer deposits, brokered or reciprocal deposits, and resale agreements, all of which represent competitive alternatives to our advances.
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

WE COULD BE ADVERSELY AFFECTED BY OUR EXPOSURE TO CUSTOMER CONCENTRATION RISK
We are subject to customer concentration risk as a result of our reliance on a relatively small number of member institutions for a large portion of our total advances and resulting interest income. At December 31, 2023 and 2022, advances outstanding to our top five borrowers totaled $55.0 billion and $50.9 billion, representing 45 percent of our total advances outstanding at each period end. At December 31, 2023 and 2022, our single largest borrower, Wells Fargo Bank, N.A., accounted for 30 percent and 28 percent of total advances outstanding and for approximately 29 percent and 20 percent of advance interest income for the years ended December 31, 2023 and 2022. Advance balances with members could change due to factors such as a change in member demand or borrowing capacity, which can be influenced by economic conditions, relocation of members out of our district, or members with affiliated institutions located outside of our district choosing to do business with another FHLBank. In addition, advance balances could change as a result of new or modified legislation impacting us or our members or regulations or other directives adopted by the Finance Agency or other financial services regulators. If we experience a decrease in the amount of business with our top five borrowers, our financial condition and results of operations could be negatively affected. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances” for additional information on our top five borrowers.
MEMBER CONSOLIDATIONS AND FAILURES COULD ADVERSELY AFFECT OUR BUSINESS
Member consolidations and failures could reduce the number of current and potential members in our district. During 2023, our number of members remained relatively stable; however, if the number of member consolidations and/or failures were to accelerate, we could experience a reduction in the level of our members’ advance and other business activities. This loss of business could negatively impact our business operations, financial condition, and results of operations.

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
•changes in the fair value of our assets and liabilities;
•conditions in the financial, credit, mortgage, and housing markets;
•the willingness and ability of financial institutions to expand lending; and
•the strength of the U.S. economy and the local economies in which we conduct business, which may be impacted by inflation/deflation, labor shortages, supply chain disruptions, and geopolitical instability or conflicts.
Our financial condition, results of operations, and ability to pay dividends could be negatively affected by changes in one or more of these conditions. Additionally, our business and results of operations may be affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve, which regulates the supply of money and credit in the U.S. The Federal Reserve’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities. For example, in response to high inflation, the FOMC raised the target range for the federal funds rate throughout 2022 and 2023. Any future rate changes will continue to impact our business as well as the business of our members.
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
Additionally, the FHLBank Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks recognize AHP assessment expense, in aggregate, equal to the greater of 10 percent of their current year earnings or $100 million. If the FHLBanks do not make the minimum $100 million AHP contribution in a given year (i.e., a shortfall), we could be required to contribute more than 10 percent of our current year net earnings. An increase in our AHP contributions due to a shortfall or other legislative or regulatory actions could impact our financial condition and results of operations as well as our ability to pay dividends.

ACTUAL OR PERCEIVED CHANGES IN THE FHLBANKS’ CREDIT RATINGS AS WELL AS THE U.S. GOVERNMENT’S CREDIT RATING COULD ADVERSELY AFFECT OUR BUSINESS
Our consolidated obligations are currently rated AA+/A-1+ with a stable outlook by S&P and Aaa/P-1 with a negative outlook by Moody’s. These ratings are subject to reduction or withdrawal at any time by a NRSRO, and the FHLBank System may not be able to maintain these credit ratings. For example, in November 2023, Moody’s affirmed the ratings of our consolidated obligations of Aaa/P-1 and changed the outlook on the ratings to negative from stable, consistent with its ratings action taken with respect to the United States Government. Adverse rating agency actions on the FHLBank System or U.S. Government may reduce investor confidence and negatively affect our cost of funds and ability to issue consolidated obligations on acceptable terms, which could adversely impact our financial condition and results of operations.
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
We rely heavily upon information systems and other operating technologies to conduct and manage our business. To the extent that our technology fails to keep up with our changing environment, we may be unable to conduct and manage our business effectively. In addition, any technical failures or interruptions in key systems or other operating technologies, including any “cyberattacks” or other breaches of technical security, could jeopardize the confidentiality or integrity of our information, or otherwise cause interruptions in our operations. These threats may increase as a result of the increased capabilities of artificial intelligence and other emerging technologies that may be used maliciously, as well as geopolitical instability or conflicts. Although we have implemented a disaster recovery and business continuity plan, we can make no assurance that it will be able to prevent, timely and adequately address, or mitigate the negative effects of all technical failures or interruptions. Any technical failure or interruption could harm our member relations, risk management, and profitability, and could adversely impact our financial condition and results of operations. Refer to “Item 1C. Cybersecurity” for additional information on our information security risk management.

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
We also rely on the Office of Finance for, among other things, the issuance of consolidated obligations, servicing of all outstanding debt, and managing the FHLBank System’s relationship with the rating agencies with respect to consolidated obligations. A disruption in any of these services due to events such as IT or operational failures, including cyber-attacks, civil unrest, climate change, or other natural disasters, could affect our ability to access funding, and could negatively impact our business operations, financial condition, and results of operations.
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

GENERAL RISK FACTORS
THE INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD ADVERSELY IMPACT OUR BUSINESS
We rely heavily upon our employees in order to successfully execute our business and strategies. The success of our business mission depends, in large part, on our ability to attract and retain key personnel with required talents and skills. We may be unable to hire or retain key personnel with the needed talents or skills if we fail to offer a competitive employment package and work arrangements, which is increasingly important during periods in which economic conditions drive labor shortages and/or high rates of employee turnover. In addition, if we lack a diverse, equitable, and inclusive working environment, or fail to develop and execute a succession plan, our business operations could be adversely impacted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY
RISK MANAGEMENT AND STRATEGY

Information security risk includes the risk that cyber incidents and threats could result in a failure or interruption of our business operations. A cybersecurity incident is an unauthorized occurrence, or a series of related unauthorized occurrences, through information systems that jeopardizes the confidentiality, integrity, or availability of our information systems or any information residing therein. Cybersecurity threats are potential unauthorized occurrences on or conducted through information systems that may result in adverse effects on the confidentiality, integrity, or availability of information systems or any information residing therein. Information systems are any electronic information resources, owned or used by us, including physical or virtual infrastructure controlled by such information resources, or their components, organized for the collection, processing, maintenance, use, sharing, dissemination, or disposition of our information to maintain or support our operations. We have implemented processes to identify, assess, and manage material risks from cybersecurity incidents or threats that may directly or indirectly impact our business strategy, results of operations, or financial condition. Please refer to “Item 1A. Risk Factors” for additional information on our operational risk, which includes the risk of failures or interruptions in information systems resulting from cybersecurity threats or incidents.

Our cybersecurity program is designed to identify, assess, and manage material risks from cybersecurity threats and to protect the confidentiality, integrity, and availability of our IT assets and data. We utilize a widely adopted industry framework to guide and benchmark the activities of our information security program in alignment with our risk appetite statement. Our cybersecurity program includes specific controls and processes for the monitoring, mitigation, and reporting associated with cybersecurity risks. For example, administrative, physical, and logical controls are in place for identifying, monitoring, and controlling system access, sensitive data, and system changes. In addition, we employ an information security training program that includes security training lessons and phishing exercises for all employees as well as mandatory staff training on cyber risks. We also regularly engage with third-parties to test, maintain, and enhance our cybersecurity risk management practices and threat monitoring. These engagements include, among other things, penetration testing, detection and response services, cybersecurity tabletops, and cybersecurity framework assessments. We also maintain cyber insurance coverage in an effort to reduce financial losses stemming from a security incident.

To ensure the continuance of our operations in the event of a cybersecurity incident or threat, we have established an Information Security Policy and Security Incident Response Plan, and have adopted a business continuity management program.

Our Information Security Policy establishes administrative, technical, and physical safeguards designed to protect the security, confidentiality, and integrity of Bank information in accordance with Finance Agency regulations, the Gramm-Leach-Bliley Act and the interagency guidelines issued thereunder, and applicable laws.

Our Security Incident Response Plan determines how cybersecurity threats and incidents are identified, classified, and escalated, including for the purposes of reporting, and providing relevant information to senior management and the Board of Directors. The Security Incident Response Plan requires management to assess materiality of the threat or incident for purposes of public disclosure.

Our Security Incident Response Plan includes third-party cybersecurity incidents and threats, as we do rely on third-party information systems and other technologies. As part of our vendor risk management process, we undertake due diligence of third-party systems with whom we interact, including risk profiling and classification, in addition to requiring data protection covenants in our vendor agreements. Our vendor risk management program includes regular reviews and oversight of service providers, including performance and technology reviews, and escalation of any unsatisfactory reviews.

Our business continuity management program is designed to ensure that necessary resources are in place to protect us from potential loss during a disruption, which includes the unavailability of IT assets due to unintentional events like fire, power loss, and other technical incidents, such as hardware failures.

During the period covered by this report, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, did not have a material impact on our business strategy, results of operations, or financial condition. Cybersecurity incidents may occur in the future and any such cybersecurity incident could result in significantly harmful consequences to us, our members, and their customers. We are prepared to assess materiality of any such cybersecurity incident from several perspectives including, but not limited to, our ability to continue to service our members and protect the privacy of the data they or their customers have entrusted to us, lost revenue, disruption of business operations, increased operating costs, litigation, and reputational harm.

GOVERNANCE

Our Information Security Department is led by the CIO, who reports to the President and CEO. Our CIO establishes our strategic direction and provides executive support for our information security program, and has significant experience in information systems and information security. Refer to “Item 10. Directors, Executive Officers and Corporate Governance” for more information.

Our dedicated Information Security Department is comprised of specialized professionals responsible for the day-to-day, hands-on management of cybersecurity risk, including the processes and procedures to mitigate and implement protective, proactive, and reactive measures to protect us against this risk. Personnel in this department hold a variety of technical certifications relevant to their job functions and engage in continuing education. This department is also responsible for developing, documenting, and approving our technical information security control standards, guidelines, and procedures designed to preserve the confidentiality, integrity, and availability of our IT assets and data under our control.

Our Technology and Operations Committee provides independent and integrated oversight over our information security program, physical security program, business continuity program, security policies and procedures, and security exceptions and violations. This committee is comprised of leadership representatives from our operational risk, information security, IT, and legal departments, as well as other departments that provide both specific, technical and multidisciplinary expertise to the committee. This committee is responsible for reviewing and approving our Information Security Policy. It also receives regular, prompt, and periodic information from the Information Security Department, which in turn provides periodic, regular and prompt reporting to the Technology Committee of the Board of Directors on topics such as threat intelligence, major cybersecurity risk areas, technologies and best practices, and any cybersecurity incidents that may have impacted us, as well risk assessment, management, and monitoring updates, as applicable or needed.

Our Board of Directors is responsible for the oversight of our information security program and establishes our information security risk appetite. The Technology Committee of our Board approves certain Bank-wide governing policies, including our Information Security Policy, as well as other standards, guidelines, and procedures for IT and information security. It also oversees the development of mitigation plans, monitors the tactical implementation of policy, and engages in detailed risk assessments.

Our Board of Directors receives regular presentations and reports throughout the year on cybersecurity and information security addressing a broad range of topics. These topics include, but are not limited to, updates on technology trends, regulatory developments, legal issues, policies and practices, information security resources, environmental threats and vulnerability assessments, and efforts to prevent, detect, and respond to potential gaps, internal and external incidents and critical threats. At least quarterly, our Board of Directors discusses cybersecurity and information security risks with our CIO. Our Board of Directors is also required to complete cybersecurity training and participate in a cloud computing education session annually. Our policies and processes are designed such that the Board of Directors would receive prompt and timely information from Bank management on any cybersecurity or information security incident or threat that may pose significant risk to us and would continue to receive regular reports on any incident until its conclusion.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We are a cooperative. This means we are owned by our customers, whom we call members. Our current and former members own all of our outstanding capital stock. Our capital stock is not publicly traded and has a par value of $100 per share. All shares are issued, redeemed, or repurchased by us at the stated par value. Our capital stock may be redeemed with a five year notice from the member or voluntarily repurchased by us at par value, subject to certain limitations set forth in our Capital Plan. At February 29, 2024, we had 1,253 current members that held 67 million shares of capital stock and 14 former members that held less than one million shares of MRCS.
For information on our dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Dividends.”
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our MD&A is designed to provide information that will help the reader develop a better understanding of our financial statements, changes in our financial statements from year to year, and the primary factors driving those changes. Readers also should carefully review “Forward-Looking Information” and “Item 1A. Risk Factors” for a description of the forward-looking statements contained in this annual report on Form 10-K and a discussion of the factors that might cause our actual results to differ, perhaps materially, from these forward-looking statements. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the years ended December 31, 2023 and December 31, 2022. Discussion of 2021 items and the year-over-year comparison of changes in our financial condition and results of operations as of and for the years ended December 31, 2022 and December 31, 2021 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K, filed with the SEC on March 8, 2023.

Our MD&A is organized as follows:

EXECUTIVE OVERVIEW

Our Bank is a member-owned cooperative serving shareholder members in our district. Our mission is to be a reliable provider of funding, liquidity, and services for our members so that they can meet the housing, business, and economic development needs of the communities they serve. In addition, we help to meet the economic and housing needs of our communities through our affordable housing and community investment initiatives. Our operating model balances the trade-off between attractively priced products, reasonable returns on capital stock, maintaining an adequate level of capital to meet regulatory capital requirements, and maintaining adequate retained earnings to preserve the par value of member-owned capital stock. Our members include commercial banks, savings institutions, credit unions, insurance companies, and CDFIs.

Affordable Housing and Community Impact
During 2023, we disbursed $49 million of AHP funds through our Competitive and Set-Aside down payment assistance programs as a part of our ongoing mission to support members’ affordable housing and community development needs. We also recorded various discretionary community and housing contributions during 2023, including contributions to our Member Impact Fund totaling $37 million and a $5 million voluntary AHP contribution. Further, in partnership with our Hawaii members and related trade associations, we provided $5 million during 2023 to local organizations in support of communities impacted by the Maui wildfires.

Financial Results
Our financial condition and results of operations are influenced by global and national economies, local economies within our district, and the conditions in the financial, housing, and credit markets, all of which impact the interest rate environment. The interest rate environment significantly impacts our profitability. Throughout 2022 and 2023, in response to higher inflation, the FOMC raised the target range for the federal funds rate, which led to higher interest rates that bolstered our net interest income. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Conditions in the Financial Markets” for additional discussion on economic conditions impacting our financial results.
In 2023, we reported net income of $962 million compared to $430 million in the prior year.

Net interest income increased $623 million when compared to the prior year primarily driven by higher short-term interest rates, which improved earnings on invested capital, and growth in advance balances.

Other income (loss) improved by $25 million when compared to the prior year primarily driven by changes in the fair value of our trading securities, fair value option instruments, economic derivatives, and non-qualified benefit plan assets.

Other expense increased $60 million during 2023 when compared to the prior year primarily due to an increase in discretionary community and housing contributions of $44 million.

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional discussion on our results of operations.

Our total assets increased to $184.4 billion at December 31, 2023, from $164.2 billion at December 31, 2022, driven primarily by an increase in advances and investments. Advances increased $11.3 billion due mainly to an increase in borrowings by large depository institution members. Investments increased $6.4 billion primarily driven by the purchase of agency MBS, partially offset by a decline in short-term investments, specifically federal funds sold and securities purchased under agreements to resell. In addition, mortgage loans increased $1.6 billion due to new loan purchases exceeding paydowns.

Total capital increased to $9.8 billion at December 31, 2023, from $8.8 billion at December 31, 2022, primarily due to an increase in activity-based capital stock resulting from an increase in advance balances, and an increase in retained earnings. Our regulatory capital ratio increased to 5.44 percent at December 31, 2023, from 5.41 percent at December 31, 2022; and remained above the required regulatory minimum at each period end. Regulatory capital includes capital stock, MRCS, and retained earnings.

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

Adjusted Earnings

As part of evaluating our financial performance, we adjust net interest income and net income before assessments, both calculated in accordance with GAAP, for the impact of (i) unpredictable items, including, but not limited to, market adjustments relating to derivative and hedging activities and instruments held at fair value, net asset prepayment fee income, MRCS interest expense, debt extinguishment gains (losses), and (ii) other non-routine items, if applicable. The resulting non-GAAP measure, referred to as our adjusted earnings, reflects both adjusted net interest income and adjusted net income.

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

As indicated in the tables that follow, our adjusted net interest income and adjusted net income increased during 2023 when compared to 2022. Our adjusted net interest income was impacted primarily by higher short-term interest rates, which improved earnings on invested capital, and growth in advance balances.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Years Ended December 31,
	2023	2022
GAAP net interest income	$1,306	$683
Exclude:
Prepayment fees on advances, net[1]	25	9
Prepayment fees on investments, net[2]	11	21
MRCS interest expense	(1)	(1)
Market value adjustments on fair value hedges[3]	(33)	9
Total adjustments	2	38
Include items reclassified from other income (loss):
Net interest income (expense) on economic hedges	(51)	(58)
Adjusted net interest income	$1,253	$587

GAAP net interest margin	0.72%	0.61%
Adjusted net interest margin	0.69%	0.53%

1    Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2    Prepayment fees on investments, net includes basis adjustment amortization, as well as premium and/or discount amortization on non-MBS.

3     Represents market value gains (losses) on derivatives and hedged items in qualifying hedging relationships.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Years Ended December 31,
	2023	2022
GAAP net income before assessments	$1,069	$478
Exclude:
Prepayment fees on advances, net[1]	25	9
Prepayment fees on investments, net[2]	11	21
MRCS interest expense	(1)	(1)
Market value adjustments on fair value hedges[3]	(33)	9
Market value adjustments on economic hedges[4]	11	(6)
Net gains (losses) on financial instruments held under fair value option	(92)	106
Net gains (losses) on trading securities	93	(95)
Net gains (losses) on extinguishment of debt	2	—
Gains on litigation settlements, net	1	—
Adjusted net income before assessments	1,052	435
Adjusted AHP assessments[5]	105	44
Adjusted net income	$947	$391

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

Replacement of the LIBOR Benchmark Interest Rate
In March 2021, the Financial Conduct Authority announced that LIBOR would either cease to be provided by any administrator or no longer be representative for the more frequently used LIBOR settings, after June 30, 2023. In 2021, we ceased all new LIBOR-indexed transactions and began utilizing SOFR as our dominant rate. As of June 30, 2023, we had transitioned all of our outstanding LIBOR-indexed instruments to reference SOFR immediately after June 30, 2023, or at the beginning of the next reset period following LIBOR cessation. As of September 30, 2023, all of our qualifying contracts had fully transitioned to SOFR. As such, we no longer have any outstanding LIBOR exposure.

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Throughout 2022 and 2023, the FOMC raised the target range for the federal funds rate. However, noting improving financial conditions and progress towards lower inflation, the Committee decided to maintain the target range at 5.25 to 5.50 percent at its November and December 2023 meetings. At its January 2024 meeting, the FOMC again decided to maintain the current target, stating that it will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments in order to return inflation to two percent over time. The Committee stated that it will also continue reducing its holdings of Treasury securities and agency debt and agency MBS.

In March 2023, several U.S. banks experienced significant deposit outflows and financial difficulties, creating stress for the banking industry and the financial markets in general. During this time, the FHLBanks continued to execute their mission by serving as a reliable source of liquidity and funding for their members.

Mortgage Markets

During 2023, mortgage rates increased, on average, compared to 2022. The primary driver of mortgage activity throughout the year was purchase activity as mortgage rates remain elevated. New home sales increased relative to the prior year, while existing home sales declined. Home prices increased in 2023 while prepayment activity decreased relative to the prior year.

Interest Rates

    The following table shows information on key market interest rates1:

	12-Month Average		Period End
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Federal funds	5.03%	1.68%	5.33%	4.33%
SOFR	5.01	1.63	5.38	4.30
2-year U.S. Treasury	4.58	2.99	4.23	4.43
10-year U.S. Treasury	3.96	2.95	3.88	3.88
30-year residential mortgage note	6.79	5.28	6.42	6.41

1    Source: Bloomberg.

In response to higher inflation, the FOMC raised the target range for the federal funds rate, which led to higher interest rates, on average, during 2023 when compared to the prior year.

SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

	December 31,
Statements of Condition	2023	2022	2021	2020	2019
Cash and due from banks	$31	$89	$295	$978	$1,029
Investments[1]	49,828	43,381	33,442	31,497	38,465
Advances	122,530	111,202	44,111	46,530	80,360
Mortgage loans held for portfolio, net[2]	9,967	8,348	7,578	8,242	9,334
Total assets	184,406	164,169	85,852	87,691	129,603
Consolidated obligations
Discount notes	54,537	69,170	22,348	27,345	29,531
Bonds	116,961	84,337	55,205	52,254	91,553
Total consolidated obligations[3]	171,498	153,507	77,553	79,599	121,084
MRCS	12	15	29	52	206
Total liabilities	174,575	155,418	80,014	81,951	122,877
Capital stock — Class B putable	6,873	6,250	3,364	3,341	4,517
Retained earnings	3,138	2,618	2,390	2,351	2,165
Accumulated other comprehensive income (loss)	(180)	(117)	84	48	44
Total capital	9,831	8,751	5,838	5,740	6,726
Regulatory capital ratio[4]	5.44	5.41	6.74	6.55	5.31

	For the Years Ended December 31,
Statements of Income	2023	2022	2021	2020	2019
Net interest income	$1,306	$683	$381	$472	$576
Provision (reversal) for credit losses on mortgage loans	1	4	—	1	—
Other income (loss)[5]	(15)	(40)	4	121	20
Community and housing contributions	47	3	—	—	—
All other expense[6]	174	158	156	189	168
AHP assessments	107	48	23	41	44
Net income	962	430	206	362	384
Selected Financial Ratios[7]
Net interest spread[8]	0.43%	0.48%	0.39%	0.38%	0.29%
Net interest margin[9]	0.72	0.61	0.44	0.45	0.42
Return on average equity	10.30	6.33	3.48	5.88	5.38
Return on average capital stock	14.41	9.78	5.92	9.33	7.75
Return on average assets	0.52	0.38	0.23	0.34	0.27
Average equity to average assets	5.02	6.02	6.73	5.73	5.10

1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, AFS securities, and HTM securities.

2    Includes an allowance for credit losses of $6 million at December 31, 2023, $5 million at December 31, 2022, and $1 million at December 31, 2021, 2020, and 2019.

3    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $1,204.3 billion, $1,181.7 billion, $652.9 billion, $746.8 billion, and $1,025.9 billion at December 31, 2023, 2022, 2021, 2020, and 2019.

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

6    All other expense includes, among other things, compensation and benefits, professional fees, and contractual services.

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

RESULTS OF OPERATIONS

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and yields/costs of major asset and liability categories (dollars in millions):

	For the Years Ended December 31,
	2023			2022			2021
	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]
Interest-earning assets
Interest-bearing deposits	$4,342	5.01%	$217	$1,639	1.95%	$32	$810	0.11%	$1
Securities purchased under agreements to resell	10,589	5.12	542	5,213	1.97	103	3,230	0.07	2
Federal funds sold	14,911	5.07	757	12,431	1.85	230	9,505	0.07	7
MBS[3,4,5]	18,957	5.95	1,128	12,356	2.53	313	12,497	0.73	92
Other investments[3,4,5,6]	4,322	3.70	160	4,836	2.20	107	5,714	1.21	69
Advances[4,7]	120,027	5.44	6,533	66,562	2.63	1,750	47,796	0.99	472
Mortgage loans[8]	9,019	3.54	319	7,971	3.00	239	7,714	2.65	204
Loans to other FHLBanks	23	5.08	1	11	0.64	—	1	0.12	—
Total interest-earning assets	182,190	5.30	9,657	111,019	2.50	2,774	87,267	0.97	847
Non-interest-earning assets	3,703	—	—	1,817	—	—	935	—	—
Total assets	$185,893	5.20%	$9,657	$112,836	2.46%	$2,774	$88,202	0.96%	$847
Interest-bearing liabilities
Deposits	$1,127	4.21%	$47	$1,559	0.89%	$14	$1,945	0.01%	$—
Consolidated obligations
Discount notes[4]	60,662	4.80	2,910	50,842	1.87	948	21,793	0.06	12
Bonds[4]	109,589	4.92	5,392	50,931	2.21	1,128	57,265	0.79	452
Other interest-bearing liabilities[9]	23	6.98	2	21	5.75	1	36	4.96	2
Total interest-bearing liabilities	171,401	4.87	8,351	103,353	2.02	2,091	81,039	0.58	466
Non-interest-bearing liabilities	5,159	—	—	2,691	—	—	1,225	—	—
Total liabilities	176,560	4.73	8,351	106,044	1.97	2,091	82,264	0.57	466
Capital	9,333	—	—	6,792	—	—	5,938	—	—
Total liabilities and capital	$185,893	4.49%	$8,351	$112,836	1.85%	$2,091	$88,202	0.53%	$466
Net interest income and spread[10]		0.43%	$1,306		0.48%	$683		0.39%	$381
Net interest margin[11]		0.72%			0.61%			0.44%
Average interest-earning assets to interest-bearing liabilities		106.29%			107.42%			107.68%

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

5    Interest income on investment securities includes prepayment fees, net of related amortization, of $11 million, $21 million, and less than $1 million for the years ended December 31, 2023, 2022, and 2021.

6    Other investments primarily include U.S. Treasury obligations, other U.S. obligations, GSE and TVA obligations, state or local housing agency obligations, and taxable municipal bonds.

7    Interest income on advances includes prepayment fees, net of related amortization, of $25 million, $9 million, and $48 million for the years ended December 31, 2023, 2022, and 2021.

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

	2023 vs. 2022			2022 vs. 2021
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$95	$90	$185	$2	$29	$31
Securities purchased under agreements to resell	172	267	439	2	99	101
Federal funds sold	54	473	527	3	220	223
MBS	231	584	815	(1)	222	221
Other investments	(12)	65	53	(12)	50	38
Advances	2,053	2,730	4,783	245	1,033	1,278
Mortgage loans	34	46	80	7	28	35
Loans to other FHLBanks	—	1	1	—	—	—
Total interest income	2,627	4,256	6,883	246	1,681	1,927
Interest expense
Deposits	(5)	38	33	—	14	14
Consolidated obligations
Discount notes	215	1,747	1,962	40	896	936
Bonds	2,065	2,199	4,264	(55)	731	676
Other interest-bearing liabilities	—	1	1	(1)	—	(1)
Total interest expense	2,275	3,985	6,260	(16)	1,641	1,625
Net interest income	$352	$271	$623	$262	$40	$302

Interest income increased during 2023 when compared to 2022 due primarily to the higher interest rate environment, as well as higher advance volumes. Interest expense increased during 2023 when compared to 2022 due primarily to the higher interest rate environment and higher consolidated obligation volumes necessary to fund our asset growth and/or meet liquidity requirements.

Net interest spread represents the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. Our net interest spread declined during 2023 due primarily to market value losses on our fair value hedge relationships, offset in part by higher net asset prepayment fee income. Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. During 2023, our net interest margin increased when compared to 2022 due primarily to higher short-term interest rates, which improved our earnings on invested capital.

Other Income (Loss)

    The following table summarizes the components of other income (loss) (dollars in millions):

	For the Years Ended
	December 31,
	2023	2022
Net gains (losses) on trading securities	$93	$(95)
Net gains (losses) on financial instruments held under fair value option	(92)	106
Net gains (losses) on derivatives	(41)	(64)
Net gains (losses) on extinguishment of debt	2	—
Standby letter of credit fees	9	9
Other, net	14	4
Total other income (loss)	$(15)	$(40)

Other income (loss) improved $25 million during 2023 when compared to 2022. During 2023, we recorded net combined losses of $40 million on our trading securities, fair value option instruments, and economic derivatives, including the related interest settlements, compared to net losses of $53 million in 2022. These changes were primarily driven by the interest rate environment and the reversal of historic gains and losses on instruments as they approach maturity. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our economic derivatives. The increase in other, net during 2023 was driven primarily by an increase in the market value of our non-qualified defined benefit plan assets.

Hedging Activities

We use derivatives to manage interest rate risk. Accounting rules affect the timing and recognition of income and expense on derivatives and therefore we may be subject to income statement volatility. If a hedging activity qualifies for hedge accounting treatment (fair value hedge), the net interest settlements of interest receivables or payables related to the derivative are recognized as interest income or expense in the relevant income statement line item consistent with the hedged asset or liability. The net fair value gains and losses of derivatives and hedged items designated in fair value hedge relationships are also recognized as interest income or expense. Amortization of basis adjustments from terminated hedges is also recorded in interest income or expense.

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2023
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$68	$29	$1	$—	$(15)	$—	$83
Net gains (losses) on derivatives and hedged items	(33)	37	—	—	(36)	—	(32)
Net interest settlements on derivatives[2]	779	298	—	—	(229)	—	848
Total impact to net interest income	814	364	1	—	(280)	—	899
Other income (loss):
Net gains (losses) on derivatives[3]	—	(3)	(2)	(4)	—	—	(9)
Net gains (losses) on trading securities[4]	—	93	—	—	—	—	93
Net gains (losses) on financial instruments held under fair value option[4]	—	—	—	(92)	—	—	(92)
Price alignment amount on derivatives[5]	—	—	—	—	—	(32)	(32)
Total impact to other income (loss)	—	90	(2)	(96)	—	(32)	(40)
Total net effect of hedging activities[6]	$814	$454	$(1)	$(96)	$(280)	$(32)	$859

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

5    Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract, which fluctuates with changes in the interest rate environment.

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

5    Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract, which fluctuates with changes in the interest rate environment.

6    The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

NET AMORTIZATION/ACCRETION

Net amortization/accretion varies from period to period depending on our hedge relationship termination activities and the maturity, call, or prepayment of assets or liabilities previously in hedge relationships. During 2023, the change in amortization activity when compared to the prior year was driven primarily by the prepayment of advances and investments that were previously in a hedge relationship, as well as the termination of certain advance and investment fair value hedge relationships.

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

NET GAINS (LOSSES) ON DERIVATIVES

We utilize economic derivatives to manage certain risks on our Statements of Condition. Gains and losses on economic derivatives include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. During 2023, we recorded net losses of $9 million on our economic derivatives, compared to net losses of $53 million during 2022. These changes were primarily driven by the interest rate environment.

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Years Ended
	December 31,
	2023	2022
Compensation and benefits	$77	$72
Contractual services	23	20
Professional fees	16	16
Other operating expenses	22	19
Total operating expenses	138	127
Federal Housing Finance Agency	11	10
Office of Finance	8	8
Community and housing contributions	47	3
Other, net	17	13
Total other expense	$221	$161

Other expense increased $60 million during 2023 when compared to 2022 primarily due to discretionary community and housing contributions. During 2023, we recorded contributions of $37 million to our Member Impact Fund, a discretionary matching grant program intended to support affordable housing and community development, and also recorded a $5 million voluntary AHP contribution. Further, in partnership with our Hawaii members and related trade associations, we provided $5 million during 2023 to local organizations in support of communities impacted by the Maui wildfires.

STATEMENTS OF CONDITION

Financial Highlights

    Our total assets increased to $184.4 billion at December 31, 2023, from $164.2 billion at December 31, 2022. Our total liabilities increased to $174.6 billion at December 31, 2023, from $155.4 billion at December 31, 2022. Total capital increased to $9.8 billion at December 31, 2023, from $8.8 billion at December 31, 2022. See further discussion of changes in our financial condition in the sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	December 31,
	2023	2022
Commercial banks	$75,997	$66,303
Savings institutions	1,359	1,498
Credit unions	13,458	12,989
Insurance companies	31,992	31,433
CDFIs	8	12
Total member advances	122,814	112,235
Housing associates	354	74
Non-member borrowers	53	65
Total par value	$123,221	$112,374

Our total advance par value increased $10.8 billion or 10 percent at December 31, 2023 when compared to December 31, 2022, primarily due to an increase in borrowings by large depository institution members.

INTEREST RATE PAYMENT AND REDEMPTION TERMS

The following table summarizes advances by interest rate payment and redemption terms (dollars in millions):

	December 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Fixed rate
Due in one year or less	$34,208	28	$43,716	39
Due after one year through three years	21,473	17	10,196	9
Due after three years through five years	13,640	11	7,219	7
Due after five years through 15 years	2,160	2	2,533	2
Thereafter	21	—	29	—
Total par value	71,502	58	63,693	57
Fixed rate, putable
Due after one year through three years	—	—	160	—
Due after five years through 15 years	—	—	8	—
Total par value	—	—	168	—
Variable rate
Due in one year or less	16,828	14	6,463	6
Due after one year through three years	773	—	16,341	14
Due after three years through five years	241	—	151	—
Due after five years through 15 years	953	1	953	1
Total par value	18,795	15	23,908	21
Variable rate, callable[1]
Due in one year or less	1,585	1	11,097	10
Due after one year through three years	5,423	5	6,701	6
Due after three years through five years	24,647	20	5,493	5
Total par value	31,655	26	23,291	21
Other[2]
Due in one year or less	270	—	302	—
Due after one year through three years	427	1	418	1
Due after three years through five years	350	—	333	—
Due after five years through 15 years	217	—	253	—
Thereafter	3	—	7	—
Total par value	1,267	1	1,313	1
Overdrawn demand deposit accounts	2	—	1	—
Total advance par value	123,221	100	112,374	100
Premiums	6		11
Fair value hedging adjustments[3]	(697)		(1,183)
Total	$122,530		$111,202
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

At December 31, 2023 and 2022, advances outstanding to our five largest member borrowers totaled $55.0 billion and $50.9 billion, representing 45 percent of our total advances outstanding at each period end. The following table summarizes advances outstanding to our five largest member borrowers at December 31, 2023 (dollars in millions):

	Amount	% of Total Advances
Wells Fargo Bank, N.A.	$37,000	30
Athene Annuity and Life Company[1]	5,931	5
UBS Bank USA	4,351	4
Principal Life Insurance Company	3,950	3
Umpqua Bank	3,750	3
Total par value	$54,982	45

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

Mortgage Loans

    The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	December 31,
	2023	2022
Fixed rate conventional loans	$9,506	$7,890
Fixed rate government-insured loans	378	387
Total unpaid principal balance	9,884	8,277
Premiums	113	96
Discounts	(11)	(11)
Basis adjustments from mortgage loan purchase commitments	(13)	(9)
Total mortgage loans held for portfolio	9,973	8,353
Allowance for credit losses	(6)	(5)
Total mortgage loans held for portfolio, net	$9,967	$8,348

Our total mortgage loans increased $1.6 billion or 19 percent at December 31, 2023 when compared to December 31, 2022. The increase was primarily due to new loan purchases exceeding principal paydowns, driven in part by a decrease in prepayment activity as mortgage rates remained elevated.

REDEMPTION TERMS
The following table summarizes our fixed rate mortgage loans held for portfolio by redemption terms (dollars in millions):

	December 31,
Redemption Term	2023	2022
Due in one year or less	$332	$308
Due after one year through five years	1,386	1,288
Due after five years through fifteen years	3,532	3,166
Thereafter	4,634	3,515
Total unpaid principal balance	$9,884	$8,277

We evaluate mortgage loans for credit losses on a quarterly basis. For additional discussion on our mortgage loan credit risk, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Loans.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	December 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$3,481	7	$2,031	4
Securities purchased under agreements to resell	11,400	23	12,590	29
Federal funds sold	7,120	14	9,415	22
Total short-term investments	22,001	44	24,036	55
Long-term investments[2]
MBS
GSE single-family	633	1	767	2
GSE multifamily	17,955	36	9,805	23
U.S. obligations single-family[3]	4,399	9	3,678	8
Private-label residential	3	—	4	—
Total MBS	22,990	46	14,254	33
Non-MBS
U.S. Treasury obligations[3]	2,925	6	2,501	6
Other U.S. obligations[3]	396	1	834	2
GSE and TVA obligations	757	1	888	2
State or local housing agency obligations	489	1	482	1
Other[4]	270	1	386	1
Total non-MBS	4,837	10	5,091	12
Total long-term investments	27,827	56	19,345	45
Total investments	$49,828	100	$43,381	100

1    Short-term investments have original maturities equal to or less than one year.

2    Long-term investments have original maturities of greater than one year.

3    Represents investment securities backed by the full faith and credit of the U.S. Government.

4    Consists primarily of taxable municipal bonds.

Our investments increased $6.4 billion or 15 percent at December 31, 2023 when compared to December 31, 2022. The increase was driven by the purchase of agency MBS, partially offset by a decline in short-term investments, specifically federal funds sold and securities purchased under agreements to resell. At December 31, 2023 and 2022, we had agency MBS with a total par value of $692 million and $181 million that were traded but not yet settled. These investments were recorded as “available-for-sale” on our Statements of Condition with a corresponding payable recorded in “other liabilities.”

The Finance Agency limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. At December 31, 2023, our ratio of MBS to regulatory capital was 2.35 compared to 1.69 at December 31, 2022.

REDEMPTION TERMS AND YIELDS

The following table summarizes the carrying value and yield characteristics of our AFS and HTM investment portfolios on the basis of remaining terms to contractual maturity. Expected maturities of some securities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31,
	2023					2022
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
AFS securities
Non-MBS
Other U.S. obligations[1]	$68	$260	$—	$—	$328	$758
GSE and TVA obligations	21	15	33	275	344	470
State or local housing agency obligations	6	118	193	141	458	449
Other[2]	117	24	19	—	160	240
Total non-MBS	212	417	245	416	1,290	1,917
MBS
U.S. obligations single-family[1]	—	—	—	4,398	4,398	3,676
GSE single-family	—	—	—	180	180	210
GSE multifamily	401	1,988	15,170	396	17,955	9,760
Total MBS	401	1,988	15,170	4,974	22,533	13,646
Total AFS securities	613	2,405	15,415	5,390	23,823	15,563
HTM securities
Non-MBS
GSE and TVA obligations	—	238	68	58	364	369
State or local housing agency obligations	—	11	5	15	31	33
Total non-MBS	—	249	73	73	395	402
MBS
U.S. obligations single-family[1]	—	—	—	1	1	2
GSE single-family	—	23	34	396	453	557
Private-label	—	1	2	—	3	4
Total MBS	—	24	36	397	457	563
Total HTM securities	$—	$273	$109	$470	$852	$965

Weighted-average yields on:
AFS securities[3]	4.78%	5.16%	4.04%	5.96%
HTM securities[3]	—%	4.40%	4.77%	5.56%

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

INTEREST RATE PAYMENT TERMS

The following table summarizes the interest rate payment terms of investment securities (dollars in millions):

	December 31,
	2023	2022
Trading securities at fair value
Fixed rate	$3,152	$2,817
Total trading securities	$3,152	$2,817

AFS securities at amortized cost
Fixed rate	$17,485	$9,128
Variable rate	6,516	6,549
Total AFS securities	$24,001	$15,677

HTM securities at amortized cost
Fixed rate	$452	$480
Variable rate	400	485
Total HTM securities	$852	$965
We evaluate investments for credit losses on a quarterly basis. For additional discussion on our investment credit risk, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”

Consolidated Obligations

    Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At December 31, 2023 and 2022, the carrying value of consolidated obligations for which we are primarily liable totaled $171.5 billion and $153.5 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	December 31,
	2023	2022
Par value	$55,288	$70,002
Discounts and concession fees[1]	(736)	(725)
Fair value option adjustments	(15)	(107)
Total	$54,537	$69,170

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes decreased $14.6 billion or 21 percent at December 31, 2023 when compared to December 31, 2022. Although the balance declined from the prior year-end, during 2023, we continued to utilize discount notes primarily to fund our increase in short-term assets and/or meet our liquidity requirements. Unamortized discounts outstanding at December 31, 2023 were higher than the prior year-end despite a decline in total par value due primarily to the higher interest rate environment, which results in larger discount levels. Fair value option adjustments changed $92 million at December 31, 2023 when compared to December 31, 2022, driven primarily by the interest rate environment and the reversal of historic gains and losses on fair value option discount notes as they approach maturity.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	December 31,
	2023	2022
Par value	$116,963	$84,572
Premiums	52	86
Discounts and concession fees[1]	(29)	(23)
Fair value hedging adjustments	(25)	(298)
Total	$116,961	$84,337

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds increased $32.6 billion or 39 percent at December 31, 2023 when compared to December 31, 2022. During 2023, we increased our utilization of consolidated obligation bonds primarily to fund our asset growth and/or meet our liquidity requirements. Fair value hedging adjustments changed $273 million at December 31, 2023 when compared to December 31, 2022, due primarily to the impact of interest rates on our cumulative fair value adjustments on bonds in active hedging relationships.

INTEREST RATE PAYMENT TERMS
Bonds are issued with fixed or variable rate payment terms, such as SOFR. The following table summarizes our bonds by interest rate payment terms (dollars in millions):

	December 31,
	2023	2022
Fixed rate	$63,477	$34,520
Simple variable rate	53,486	50,052
Total par value	$116,963	$84,572

For additional information on our consolidated obligations, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Deposits

Deposits represent a small portion of our funding, totaling $1.0 billion at December 31, 2023, and remained relatively stable from December 31, 2022. All of our deposits are uninsured and the balance of deposits varies depending on market factors, such as the attractiveness of our deposit pricing relative to rates available on alternative money market instruments, our members’ investment preferences and the availability of alternative short-term investments, and our members’ liquidity levels.

Interest-bearing demand and overnight deposits pay interest based on a daily interest rate. The average balances of demand and overnight deposits were $1.0 billion, $1.4 billion, and $1.8 billion, and the weighted-average interest rates paid on demand and overnight deposits were 4.07 percent, 0.83 percent, and 0.01 percent during the years ended December 31, 2023, 2022, and 2021. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average balances of term deposits were $171 million, $185 million, and $97 million, and the weighted-average interest rates paid on term deposits were 4.97 percent, 1.17 percent, and 0.02 percent during the years ended December 31, 2023, 2022, and 2021.
The following table summarizes our uninsured term deposits (dollars in millions):

	December 31,
	2023	2022
Three months or less	$26	$26
Over three months through six months	1	3
Total	$27	$29

Capital

The following table summarizes information on our capital (dollars in millions):

	December 31,
	2023	2022
Capital stock	$6,873	$6,250
Retained earnings	3,138	2,618
Accumulated other comprehensive income (loss)	(180)	(117)
Total capital	$9,831	$8,751

Our capital increased $1.1 billion or 12 percent at December 31, 2023 when compared to December 31, 2022, primarily due to an increase in activity-based capital stock resulting from an increase in advance balances, and an increase in retained earnings. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for additional information on our capital.

Derivatives

    We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	December 31,
	2023	2022
Interest rate swaps
Non-callable	$133,720	$94,582
Callable by counterparty	32,284	6,901
Total interest rate swaps	166,004	101,483
Forward settlement agreements	115	46
Mortgage loan purchase commitments	112	46
Total notional amount	$166,231	$101,575

The notional amount of our derivative contracts increased $64.7 billion or 64 percent at December 31, 2023 when compared to December 31, 2022. This was primarily due to increased utilization of both non-callable and callable swaps to hedge our advances and consolidated obligations in an effort to manage our interest rate risk. For additional discussion regarding our use of derivatives, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During 2023, proceeds from the issuance of bonds and discount notes were $139.3 billion and $1,653.5 billion compared to $83.8 billion and $1,022.9 billion in 2022. During 2023, we increased our utilization of consolidated obligations compared to the prior year primarily to fund our asset growth and/or meet our liquidity requirements.

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. In August 2023, Fitch Ratings downgraded the long-term U.S. sovereign rating to AA+ with a stable outlook. Following this action, Fitch Ratings also downgraded our long-term rating to AA+ with a stable outlook. Further, in November 2023, Moody’s affirmed the ratings of our consolidated obligations of Aaa/P-1 and changed the outlook on the ratings to negative from stable, consistent with its ratings action taken with respect to the United States Government. As of February 29, 2024, our consolidated obligations remained rated AA+ with a stable outlook by Fitch Ratings, AA+/A-1+ with a stable outlook by S&P, and Aaa/P-1 with a negative outlook by Moody’s. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors.”

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At December 31, 2023 and 2022, the total par value of outstanding consolidated obligations for which we are primarily liable was $172.2 billion and $154.6 billion. At December 31, 2023 and 2022, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was $1,032.1 billion and $1,027.1 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President and CEO or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of February 29, 2024, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

    We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During 2023, repayments of consolidated obligations totaled $1,775.5 billion compared to $1,030.8 billion in 2022.

During 2023, advance disbursements (excluding daily renewals) totaled $580.7 billion compared to $424.9 billion in 2022. Advance disbursements will vary from period to period depending on member needs and increased during 2023 due primarily to increased member utilization of short-term advances. In particular, we saw accelerated member demand throughout March in response to the stress placed on the banking industry and financial markets resulting from the financial difficulties experienced by certain depository institutions. During 2023, investment purchases (excluding overnight investments) totaled $12.8 billion compared to $9.3 billion in 2022, an increase due primarily to additional purchases of agency MBS.

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

Liquidity Guidance AB – This guidance requires us to maintain sufficient liquidity for a period of 10 to 30 calendar days. The base case scenario requires 20 days of positive daily cash balances and assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including very large highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. At December 31, 2023 and 2022, we were in compliance with this base case liquidity guidance.

The Liquidity Guidance AB also specifies appropriate funding gap limits to address the risks associated with an FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of total assets. The guidance provides recommended funding gap maximums of negative 15 percent at the three-month horizon and negative 30 percent at the one-year horizon. At December 31, 2023 and 2022, we adhered to these funding gap requirements.

Liquidity Reserves for Deposits – We are required to have available at all times an amount greater than or equal to members’ current deposits invested in advances with maturities not to exceed five years, deposits in banks or trust companies, and obligations of the U.S. Treasury. At December 31, 2023 and 2022, we were in compliance with this liquidity guidance.

Unpledged Qualifying Assets – We are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2023	2022
Qualifying assets free of lien or pledge	$182.9	$163.4
Consolidated obligations outstanding	171.5	153.5
Excess liquidity	$11.4	$9.9

Capital

CAPITAL REQUIREMENTS

    We are subject to certain regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operational risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as the amounts paid-in for Class B capital stock (including MRCS), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all Class B capital stock (including MRCS) and retained earnings. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At December 31, 2023 and 2022, we did not hold any nonpermanent capital. At December 31, 2023 and 2022, we were in compliance with all three of the Finance Agency’s regulatory capital requirements.

In addition to the requirements previously discussed, the the Capital Stock AB requires each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets. For purposes of the Capital Stock AB, capital stock includes MRCS. The capital stock to total assets ratio is measured on a daily average basis at month end. At December 31, 2023 and 2022, we were in compliance with the Capital Stock AB.

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
Effective December 15, 2023, we reduced the amount of membership stock each member must purchase and hold from 0.12 percent to 0.06 percent of its total assets as of the preceding December 31st, with no change to the cap of $10 million and floor of $10,000. In addition, we increased the activity stock requirement on advances from 4.00 percent to 4.50 percent while maintaining the activity stock requirement of 4.00 percent on mortgage loans and 0.10 percent on standby letters of credit. These changes allow the Bank the improve scalability of capital with changes in advance demand. The impact of these changes at the effective date resulted in a net increase in total capital stock of approximately $76 million.

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

Regulatory Capital Stock
The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	December 31,
	2023	2022
Commercial banks	$4,172	$3,659
Savings institutions	102	119
Credit unions	919	926
Insurance companies	1,679	1,545
CDFIs	1	1
Total GAAP capital stock	6,873	6,250
MRCS	12	15
Total regulatory capital stock	$6,885	$6,265
The increase in regulatory capital stock at December 31, 2023 when compared to December 31, 2022 was primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. For additional information on our capital stock, refer to “Item 8. Financial Statements and Supplementary Data — Note 11 — Capital.”

RETAINED EARNINGS
Our risk management policies outline a targeted level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this targeted level and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve this level of retained earnings. At December 31, 2023 and 2022, our actual retained earnings exceeded our targeted level of retained earnings.
Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of our average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At December 31, 2023 and 2022, our restricted retained earnings account totaled $896 million and $703 million. One percent of our average balance of outstanding consolidated obligations for the three months ended December 31, 2023 was $1.7 billion.

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
The following table summarizes dividend-related information (dollars in millions):

	For the Years Ended
	December 31,
	2023	2022
Aggregate cash dividends paid[1]	$442	$202
Effective combined annualized dividend rate paid on capital stock[2]	6.90%	5.27%
Annualized dividend rate paid on membership capital stock	3.00%	3.00%
Annualized dividend rate paid on activity-based capital stock	8.04%	6.57%
Average SOFR	5.01%	1.63%

1    Includes aggregate cash dividends paid during the period. Amount excludes cash dividends paid on MRCS. For financial reporting purposes, these dividends were recorded as interest expense on our Statements of Income.

2    Effective combined annualized dividend rate is paid on total capital stock, including MRCS.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect our reported results and disclosures. Given the assumptions and judgment used, we have identified fair value measurements as our critical accounting estimate.

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

Fair values play an important role in our valuation of certain assets, liabilities, and hedging instruments. They are inherently subjective and may require the use of significant assumptions, adjustments, and judgment including, among others, discount rates, forward interest rates, and volatility assumptions. We evaluate our fair value measurements on an ongoing basis. While management believes our estimates and assumptions are reasonable based on historical experience and other factors, actual results could differ from those estimates and differences could be material to the financial statements.
We categorize our financial instruments carried at fair value into a three-level hierarchy. The hierarchy is based upon the observability of inputs used to value the asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. At December 31, 2023 and 2022, we did not carry any financial assets or liabilities, measured on a recurring basis, at fair value on our Statements of Condition based on unobservable inputs.

While all fair value measurements inherently have a significant level of estimation uncertainty, the following items are those most likely to have a material impact on our financial statements:

•Trading and AFS Investment Securities. Our valuation technique incorporates prices from third-party pricing vendors, that generally use various proprietary models to price investment securities. The inputs to those models are derived from various sources including, but not limited to, benchmark securities and yields, reported trades, dealer estimates, issuer spreads, bids, offers, and other market-related data. Since many investment securities do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established process in place to challenge investment valuations, which facilitates resolution of questionable prices we may identify. Periodically, we conduct reviews of our pricing vendors to confirm and further augment our understanding of the vendors’ pricing processes, methodologies, and control procedures. In limited instances, when no prices are available from the designated pricing services, we obtain prices from dealers or use the purchase price if the investment security is unsettled.

•Derivative Assets and Liabilities and Related Hedged Items. The fair value of our derivatives is generally estimated using standard valuation techniques such as a discounted cash flow analysis and comparisons to similar instruments, and includes variation margin payments for daily settled contracts. Our cash flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). These inputs include assumptions on discount rates, forward interest rates, and volatility. In limited instances, fair value estimates for derivatives may be obtained using an external pricing model that utilizes observable market data. For the related hedged items, the fair value is estimated using a discounted cash flow analysis which also considers assumptions on discount rates and volatility.
Throughout 2023, there were no material changes in our valuation techniques or primary inputs used to develop fair value measurements for investment securities or derivatives. Further, the risk profile and composition of these instruments did not materially change when compared to prior year. Refer to “Item 8. Financial Statements and Supplementary Data — Note 13 — Fair Value” for additional discussion on our fair value measurements, including the quantitative impact these fair value estimates had on our financial statements and disclosures at December 31, 2023 and 2022.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Finance Agency’s Review and Analysis of the FHLBank System

Commencing in the fall of 2022, and over a period of several months, the Finance Agency undertook a review and analysis of the FHLBank System, in part through a series of public listening sessions, regional roundtable discussions, and receipt of comments from stakeholders and the public. This review covered such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements.

On November 7, 2023, the Finance Agency issued a written report titled “FHLBank System at 100: Focusing on the Future”, presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. The Finance Agency expects its initiative to continue as a multi-year, collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action.

Among other things, the Finance Agency has indicated that it plans to:

•Update and clarify its regulatory statement of the FHLBanks’ mission to explicitly incorporate its view of the core objectives of the FHLBanks’ mission, which are (1) providing stable and reliable liquidity to members, and (2) supporting housing and community development;

•Clarify the FHLBanks’ liquidity role and take steps that the Finance Agency believes will better position the FHLBanks to perform their liquidity function, including enhancing Finance Agency oversight of FHLBank credit risk evaluation of their members and establishing protocols for large depository members to borrow from the Federal Reserve discount window;

•Expand the FHLBanks’ housing and community development focus by requiring the establishment of mission-oriented collateral programs, re-evaluating the definition of long-term advances, exploring revisions to the Community Support Requirements, and reviewing the AHP, Community Investment Programs, and Community Investment Cash Advance Programs to encourage greater use in a safe and sound manner. The Finance Agency will also recommend that Congress consider amending the FHLBank Act to at least double the statutory minimum required annual AHP contributions by the FHLBanks; and

•Review the FHLBanks’ operational efficiencies through encouraging collaboration among the FHLBanks, evaluating the size and structure of FHLBank boards, considering the structure of FHLBank districts and composition of their membership, and studying whether realignment or consolidation are necessary for the efficiency of the FHLBank System.

We are continuing to evaluate the report and are not able to predict what actions will ultimately result from the Finance Agency’s recommendations in the report, the timing of these actions, the extent of any changes to us or the FHLBank System, or the ultimate effect on us or the FHLBank System in the future. We plan to continue to engage with the Finance Agency and other stakeholders to ensure that the FHLBank System remains well positioned to serve our members and their communities. For a further discussion of related risks, see “Item 1A. Risk Factors.”

Finance Agency Proposed Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans

On April 26, 2023, the Finance Agency published a proposed rule that specifies requirements related to FHLBank compliance with fair housing and fair lending laws and prohibitions on unfair or deceptive acts or practices. The fair housing and fair lending laws would be the Fair Housing Act, the Equal Credit Opportunity Act, and those acts’ implementing regulations. Further, the proposed rule would outline the Finance Agency’s enforcement authority. We are evaluating the potential impact of the proposed rule on us and our operations.

Consumer Financial Protection Bureau Final Rule

On March 30, 2023, the CFPB issued a final rule requiring certain covered financial institutions to collect and report small business lending data. Small businesses are businesses with $5 million or less in gross annual revenue in the preceding fiscal year. An FHLBank will be subject to data collection and reporting obligations if the FHLBank has originated a minimum of 100 “covered credit transactions” to small businesses in each of the two preceding calendar years. The final rule implements phased-in compliance dates, beginning on October 1, 2024, based on the number of originations the covered financial institution makes to small businesses within a specified timeframe. We are assessing to which extent the obligations will be triggered for us and what operational changes will be necessary for compliance. While we are still analyzing the impact of the final rule, we do not believe these changes will have a material effect on our financial condition or results of operations. Under a federal court order in a related litigation, the CFPB has been enjoined from implementing and enforcing the final rule against covered financial institutions nationwide and all deadlines for compliance with the final rule have been stayed.

Federal Reserve Bank Term Funding Program

On March 12, 2023, in response to prevailing concerns about the ability of banks to meet the needs of all their depositors, the Federal Reserve announced the implementation of a BTFP, as an additional source of liquidity for eligible borrowers, including any U.S. federally insured depository institution or U.S. branch or agency of a foreign bank that is eligible for primary credit with the Federal Reserve. The BTFP offers up to one-year term loans to be secured by eligible collateral owned by eligible borrowers as of March 12, 2023. Such loans can be requested until March 11, 2024. The BTFP is subject to $25 billion in credit protection by the U.S. Department of Treasury. On January 24, 2024, the Federal Reserve announced that the BTFP will cease making new loans as scheduled on March 11, 2024.

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

RISK MANAGEMENT

We have risk management policies, established by our Board of Directors, that allow us to monitor and control our exposure to various risks, including interest rate, liquidity, credit, operational, model, information security, legal, regulatory and compliance, DEI, strategic, and reputational, as well as capital adequacy. Our primary risk management objective is to manage our assets and liabilities in ways that ensure liquidity is available to our members and protect the par redemption value of our capital stock. We periodically evaluate our risk management policies in order to respond to changes in our financial position and general market conditions.

Interest Rate Risk

We define interest rate risk as the risk that changes in interest rates or spreads will adversely affect our financial condition (market value) or performance (income). Interest rate risk is the principal type of risk to which we are exposed, as our cash flows, and therefore earnings and equity value, can change significantly as interest rates change. Our general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities, and derivatives which, taken together, limit our expected exposure to interest rate risk. Our key interest rate risk measures are MVE and Projected 24-Month Income. Management regularly monitors these key measures, as discussed further in the sections below.

MARKET VALUE OF EQUITY

    MVE measures the net present value of the Bank by either marking positions to market or discounting all future cash flows using market discount rates. MVE is measured as the market value of our assets minus the market value of our liabilities (excluding MRCS). MVE is an estimate of the Bank’s value and takes into account short-term market price fluctuations.

The MVE calculation is derived by a model that uses market prices which are computed using interest rates. This model allows for items such as spreads, volatilities, and prepayment speeds, and assumes a run-off balance sheet. To ensure the accuracy of the MVE calculation, we benchmark the computed market prices of complex instruments, such as derivatives and mortgage assets, to market observed prices or dealers’ quotes.

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

We monitor and manage to MVE policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. At December 31, 2023 and 2022, we were in compliance with all MVE policy limits.

MVCS represents our MVE divided by the total outstanding shares of our capital stock (including MRCS). To ensure we remain adequately capitalized, we must ensure our MVCS remains at or above our $100 par value.

The following tables show our base case and change from base case MVE in percent change, MVE policy limits, and MVCS, assuming instantaneous parallel changes in interest rates at December 31, 2023 and 2022:

	MVE Assuming Parallel Changes (dollars in millions)
	Down 200	Down 100	Base Case	Up 100	Up 200
2023	$10,154	$9,955	$9,748	$9,548	$9,344
2022	$8,716	$8,648	$8,563	$8,477	$8,392

	% Change from Base Case
	Down 200	Down 100	Base Case	Up 100	Up 200
2023	4.2%	2.1%	—%	(2.0)%	(4.1)%
2022	1.8%	1.0%	—%	(1.0)%	(2.0)%

	Policy Limits (declines from base case)
	Down 200[1]	Down 100	Base Case	Up 100	Up 200
2022 and 2023	(7.5)%	(4.0)%	—%	(4.0)%	(7.5)%

	MVCS Assuming Parallel Changes (dollars per share)
	Down 200	Down 100	Base Case	Up 100	Up 200
2023	$147.5	$144.6	$141.6	$138.7	$135.7
2022	$139.1	$138.1	$136.7	$135.3	$134.0

1    The down 200 basis point policy limit is suspended when the 10-year swap rate falls below an established threshold for five consecutive days. At December 31, 2023 and 2022, the threshold was 1.50 percent and the 10-year swap rate was above this level; as such, the associated policy limits were in effect.

The following tables show our base case and change from base case MVE in percent change, MVE policy limits, and MVCS, assuming instantaneous non-parallel changes in interest rates at December 31, 2023 and 2022:

	MVE Assuming Non-Parallel Changes (dollars in millions)
	Down 200	Down 100	Base Case	Up 100	Up 200
2023	$9,862	$9,816	$9,748	$9,667	$9,566
2022	$8,577	$8,606	$8,563	$8,486	$8,409

	% Change from Base Case
	Down 200	Down 100	Base Case	Up 100	Up 200
2023	1.2%	0.7%	—%	(0.8)%	(1.9)%
2022	0.2%	0.5%	—%	(0.9)%	(1.8)%

	Policy Limits (declines from base case)
	Down 200[1]	Down 100	Base Case	Up 100	Up 200
2022 and 2023	(7.5)%	(4.0)%	—%	(4.0)%	(7.5)%

	MVCS Assuming Non-Parallel Changes (dollars per share)
	Down 200	Down 100	Base Case	Up 100	Up 200
2023	$143.2	$142.6	$141.6	$140.4	$138.9
2022	$136.9	$137.4	$136.7	$135.5	$134.2

1    The down 200 basis point policy limit is suspended when the 10-year swap rate falls below an established threshold for five consecutive days. At December 31, 2023 and 2022, the threshold was 1.50 percent and the 10-year swap rate was above this level; as such, the associated policy limits were in effect.

Our base case MVE increased at December 31, 2023 when compared to December 31, 2022, primarily due to higher asset balances resulting from increased invested capital, specifically activity-based capital stock and retained earnings. During 2023, we recorded net income of $962 million and our dividends totaled $442 million. The earnings in excess of our dividend payments had a positive impact on MVE. Our base case MVCS increased at December 31, 2023 when compared to December 31, 2022, due primarily to an increase in our MVE, offset in part by the issuance of activity-based capital stock at par value, which is below our current MVCS value.

PROJECTED 24-MONTH INCOME

The projected 24-month income simulation measures our short-term earnings forecast over a two-year horizon based on forward interest rates and business assumptions. The spread between our projected AROCS and average SOFR is used as the primary measure of our profitability. For additional information on our adjusted earnings measure, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Adjusted Earnings.”
We monitor and manage to policy limits, which are based on the spread between our projected AROCS and average SOFR in parallel and non-parallel interest rate change scenarios. Additionally, there is a limit on the decline in projected AROCS from base case AROCS for certain basis shock scenarios to limit basis risk exposure. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. We were in compliance with all projected 24-month income policy limits at December 31, 2023 and 2022.
The following tables show our projected 24-month AROCS spread to average SOFR and associated policy limits, assuming instantaneous parallel shifts in interest rates at December 31, 2023 and 2022:

	Projected AROCS Spread to SOFR
	Down 200	Down 100	Base Case	Up 100	Up 200
2023	7.47%	7.16%	6.77%	6.31%	5.79%
2022	6.71%	6.53%	6.40%	6.27%	6.09%

	Policy Limits[1]
	Down 200[1]	Down 100	Base Case	Up 100	Up 200
2022 and 2023	1.75%	1.75%	—%	1.75%	1.75%
1    The down 200 basis point policy limit is suspended when the 10-year swap rate falls below an established threshold for five consecutive days. At December 31, 2023 and 2022, the threshold was 1.50 percent and the 10-year swap rate was above this level; as such, the associated policy limit was in effect.

The following tables show our projected 24-month AROCS spread to average SOFR and associated policy limits, assuming instantaneous non-parallel shifts in interest rates at December 31, 2023 and 2022:

	Projected AROCS Spread to SOFR
	Down 100	Base Case	Up 100
2023	6.69%	6.77%	6.77%
2022	6.43%	6.40%	6.35%

	Policy Limits
	Down 100	Base Case	Up 100
2022 and 2023	1.75%	—%	1.75%

The following tables show our change from base projected 24-month AROCS for index specific shock scenarios and our associated policy limits at December 31, 2023 and 2022:

Projected AROCS
% Change from Base Case
2023	(0.13)%
2022	(0.51)%

Policy Limit
Base Case
2022 and 2023	(1.75)%

DERIVATIVES
We use derivatives to manage interest rate risk. Finance Agency regulations and our risk management policies establish guidelines for derivatives, prohibit the speculative use of derivatives, and limit credit risk arising from derivatives. Our hedging strategies include hedges of specific assets and liabilities that qualify for fair value hedge accounting and economic hedges that are used to reduce overall market risk exposure. All new hedging strategies are approved by our Asset-Liability Committee. See additional discussion regarding our derivative contracts in “Item 8. Financial Statements and Supplementary Data — Note 7 — Derivatives and Hedging Activities.”

The following table summarizes our interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, hedge accounting designation, and notional amount (dollars in millions):

			December 31,
Hedged Item / Hedging Instrument	Hedging Strategy	Hedge Accounting Designation	2023 Notional Amount	2022 Notional Amount
Advances
Pay-fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$45,021	$21,750
		Economic	—	6
Pay-fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	—	168
Investments
Pay-fixed, receive floating interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Fair Value	17,146	9,316
		Economic	3,239	2,934
Mortgage Loans
Mortgage loan purchase commitment	Represents a stand-alone derivative that exposes us to fair value risk due to the fixed rate purchase commitment.	Economic	112	46
Forward settlement agreement	Protects against changes in market value of fixed rate mortgage loan purchase commitments resulting from changes in interest rates.	Economic	115	46
Bonds
Receive-fixed or structured, pay floating interest rate swap (without options)	Converts the bond’s fixed or structured rate to a variable rate index.	Fair Value	20,502	15,169
Receive-fixed or structured, pay floating interest rate swap (with options)	Converts the bond’s fixed or structured rate to a variable rate index and offsets option risk in the bond.	Fair Value	30,284	6,733
Discount Notes
Receive-fixed, pay-float interest rate swap	Converts the discount note’s fixed rate to a variable rate index.	Economic	47,812	45,207
Offsetting Positions
Pay-fixed, receive-float interest rate swap and receive-fixed, pay-float interest rate swap	Represents offsetting positions on interest rate swaps.	Economic	2,000	200
Total			$166,231	$101,575
For more information on our hedging strategies, refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Derivatives and Hedging Activities.”

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

    At December 31, 2023 and 2022, borrowers pledged $380.7 billion and $350.2 billion of collateral (net of applicable discounts) to support activity with us, including advances. At December 31, 2023 and 2022, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

The following table shows the amount of collateral pledged to us (net of applicable discounts) (dollars in billions):

	December 31, 2023
Collateral Type	Discount Range[1]	Amount	% of Total
Single-family loans	22-38	$194.3	51
Multi-family loans	30	27.8	7
Other real estate	25-56	115.4	30
Securities
Cash, agency securities and residential MBS	0-26	31.5	9
Commercial MBS	16	7.0	2
Government-insured loans	15-25	0.7	—
Secured small business and agri-business loans	35	4.0	1
Total		$380.7	100

1    Represents the discount or the range of discounts applied to the unpaid principal balance or market value of collateral pledged.

    We evaluate advances for credit losses on a quarterly basis and have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances at December 31, 2023 and 2022. Refer to “Item 8. Financial Statements and Supplementary Data — Note 5 — Advances” for additional information on our eligible collateral types, collateral practices, and allowance for credit losses.

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

The following table presents the unpaid principal balance of our mortgage loans by product type (dollars in millions):

	December 31,
Product Type	2023	2022
Conventional	$9,506	$7,890
Government	378	387
Total unpaid principal balance	$9,884	$8,277

We manage the credit risk on mortgage loans by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our PFIs, and (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs.

We evaluate mortgage loans for credit losses on a quarterly basis and establish an allowance for credit losses to reflect management’s estimate of expected credit losses inherent in the portfolio. At December 31, 2023 and 2022, the allowance for credit losses on our conventional mortgage loans was $6 million and $5 million. At December 31, 2023, over 99 percent of our conventional loan portfolio was performing (i.e. current payment status) and charge-offs recorded during the year ended December 31, 2023 were less than one percent of the total conventional portfolio.

We have never experienced a credit loss on our government-insured mortgage loans. At December 31, 2023 and 2022, we determined no allowance for credit losses was necessary on our government-insured mortgage loans.

Refer to “Item 8. Financial Statements and Supplementary Data — Note 6 — Mortgage Loans Held for Portfolio” for additional information on our allowance for credit losses and the payment status of our conventional mortgage loans.

The following table presents supplemental information on our mortgage loans (dollars in millions):

	December 31,
Unpaid Principal Balance	2023	2022
Average mortgage loans outstanding during the period	$8,944	$7,888
Mortgage loans held for portfolio	9,884	8,277
Non-accrual loans	40	40
Allowance for credit losses on mortgage loans held for portfolio	(6)	(5)
Net charge-offs (recoveries)[1]	—	(1)

Ratio of net charge-offs (recoveries) to average mortgage loans outstanding during the period[1]	—%	0.01%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.07%	0.06%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.40%	0.48%
Ratio of allowance for credit losses to non-accrual loans	16.64%	12.59%
1    Net charge-offs and recoveries were less than $1 million at December 31, 2023.

The following table shows our conventional mortgage loans by FICO® score. All percentages are calculated based on unpaid principal balances as of the period end.

FICO® Score[1]	December 31, 2023
620 to < 660	5%
660 to < 700	13
700 to < 740	20
>= 740	62
Total	100%
Weighted average FICO score	748
1    Represents the lowest original FICO® score of the borrowers and co-borrowers.

The following table shows our conventional mortgage loans by loan-to-value ratio. All percentages are calculated based on unpaid principal balances as of the period end.

Loan-to-Value[1]	December 31, 2023
<= 60%	13%
> 60% to 70%	13
> 70% to 80%	49
> 80% to 90%[2]	12
> 90%[2]	13
Total	100%
Weighted average loan-to-value	76%
1    Represents the loan-to-value at origination for the related loan.

2    These conventional loans were required to have PMI at origination.

The following table shows the five largest state concentrations of our conventional mortgage loan portfolio. All percentages are calculated based on unpaid principal balances as of the period end.

December 31, 2023
Iowa	24%
Missouri	22
Minnesota	21
South Dakota	7
Idaho	5
All others	21
Total	100%

INVESTMENTS

    We maintain an investment portfolio primarily to provide liquidity as well as investment income. Our primary credit risk on investments is the counterparties’ ability to meet repayment terms. We mitigate this credit risk by purchasing investment quality securities. We define investment quality as a security with adequate financial backings so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security. We consider a variety of credit quality factors when analyzing potential investments, including collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, NRSRO credit ratings, and/or the financial health of the underlying issuer. We limit our purchases of MBS to those guaranteed by the U.S. Government or issued by a GSE. We perform ongoing analysis on these investments in an effort to determine potential credit issues.

Finance Agency regulations also limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At December 31, 2023, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

In addition, Finance Agency regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of regulatory capital and the counterparty’s overall credit rating. Under these regulations, the level of regulatory capital is determined as the lesser of our total regulatory capital or the amount of regulatory capital of the counterparty. The amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for extensions of unsecured credit, excluding overnight federal funds sold, ranges from one to 15 percent based on the counterparty’s credit rating. Our total unsecured exposure to a counterparty, including overnight federal funds sold, may not exceed twice that amount, or a total of two to 30 percent of the amount of regulatory capital, based on the counterparty’s credit rating. At December 31, 2023, we were in compliance with the regulatory limits established for unsecured credit.

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

At December 31, 2023, our unsecured short-term investment exposure consisted of overnight interest-bearing deposits and federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile (dollars in millions):

	December 31, 2023
	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
Domestic	$—	$3,480	$3,480
U.S. subsidiaries of foreign commercial banks	—	750	750
U.S. branches and agency offices of foreign commercial banks
Australia	1,250	—	1,250
Canada	—	2,260	2,260
Finland	700	—	700
France	—	200	200
Germany	700	—	700
Netherlands	—	400	400
United Kingdom	—	860	860
Total U.S. branches and agency offices of foreign commercial banks	2,650	3,720	6,370
Total unsecured short-term investment exposure	$2,650	$7,950	$10,600

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

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2023
	Credit Rating[1]
	AAA	AA	A	BBB	Unrated	Total
Interest-bearing deposits	$—	$1	$3,480	$—	$—	$3,481
Securities purchased under agreements to resell	—	—	3,750	—	7,650	11,400
Federal funds sold	—	2,650	4,470	—	—	7,120
Investment securities:
MBS
GSE single-family	—	633	—	—	—	633
GSE multifamily	—	17,955	—	—	—	17,955
U.S. obligations single-family[2]	—	4,399	—	—	—	4,399
Private-label residential	—	—	2	1	—	3
Total MBS	—	22,987	2	1	—	22,990
Non-MBS
U.S. Treasury obligations[2]	—	2,925	—	—	—	2,925
Other U.S. obligations[2]	—	396	—	—	—	396
GSE and TVA obligations	—	757	—	—	—	757
State or local housing agency obligations	399	90	—	—	—	489
Other[3]	251	19	—	—	—	270
Total non-MBS	650	4,187	—	—	—	4,837
Total investments	$650	$29,825	$11,702	$1	$7,650	$49,828

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

     We evaluate investments for credit losses on a quarterly basis. At December 31, 2023 and 2022, we determined no allowance for credit losses was necessary on our investments. Refer to “Item 8. Financial Statements and Supplementary Data — Note 4 — Investments” for additional information our allowance for credit losses.

DERIVATIVES

    We execute most of our derivative transactions with large banks and major broker-dealers. Over-the-counter derivative transactions may be either executed directly with a counterparty, referred to as uncleared derivatives, or cleared through a clearing agent with a clearinghouse, referred to as cleared derivatives.

We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. The amount of credit risk on derivatives depends on the extent to which netting procedures and collateral requirements are used and are effective in mitigating the risk. We manage credit risk through credit analysis of derivative counterparties, collateral requirements, and adherence to the requirements set forth in our policies, CFTC regulations, and Finance Agency regulations.

Uncleared Derivatives. Uncleared derivative transactions executed on or after September 1, 2022 are subject to two-way initial margin requirements as mandated by the Dodd-Frank Act, if our aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of February 29, 2024, we were not required to post initial margin on our uncleared derivative transactions in accordance with the noted regulation. Uncleared derivative agreements are also generally fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the CFTC. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our uncleared derivative agreements.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	December 31, 2023
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A	$4,988	$60	$(57)	$3
Cleared derivatives[2]	131,881	37	1,226	1,263
Liability positions with credit exposure
Uncleared derivatives
A3	1,239	(4)	4	—
Total derivative positions with credit exposure to non-member counterparties	138,108	93	1,173	1,266
Member institutions[4]	107	1	—	1
Total	138,215	$94	$1,173	$1,267
Derivative positions without credit exposure	28,016
Total notional	$166,231

1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.

2    Represents derivative transactions cleared with CME Clearing and LCH Ltd., our clearinghouses. CME Clearing is not rated, but its parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by S&P at December 31, 2023. LCH Ltd. was rated AA- by S&P at December 31, 2023.

3    Net credit exposure is less than $1 million.

4    Represents mortgage loan purchase commitments with our member institutions.

Refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Derivatives and Hedging Activities” for additional information on our derivatives and hedging activities.

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

Information Security Risk

We define information security risk as the risk arising from unauthorized access, use, disclosure, disruption, modification, or destruction of information or information systems. Importantly, this definition includes the confidentiality, integrity, and availability of both digital and non-digital information managed within information systems and processes. Refer to “Item 1C. Cybersecurity” for additional information.

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

DEI Risk

We define DEI risk as the risk of not achieving the key objectives in our DEI Plan. The DEI Plan is internally-developed to layout DEI-related goals, help achieve our SBP, and comply with all Finance Agency regulations. We actively monitor progress against the goals established in our DEI Plan. Our Board of Directors actively oversees management’s efforts and remains steadfast in its commitment to further developing our DEI program. The DEI Office maintains collaborative lines of communication with our Board of Directors, executive team, business units, and the compliance risk and internal audit departments in an effort to ensure the appropriate level of risk is maintained.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Des Moines

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Des Moines (the “Bank”) as of December 31, 2023 and 2022, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Derivatives and Related Hedged Items

As described in Notes 7 and 13 to the financial statements, the Bank uses derivatives to manage its exposure to interest-rate risks and to reduce funding costs, among other objectives. The total notional amount of derivatives as of December 31, 2023 was $166 billion, of which 68 percent were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2023 was $1,267 million and $7 million, respectively. The fair values of interest-rate derivatives and related hedged items are generally estimated using standard valuation techniques such as discounted cash flow analyses and comparisons to similar instruments. The discounted cash flow model uses market-observable inputs, such as discount rate, forward interest rate, and volatility assumptions.

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
March 7, 2024

We have served as the Bank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars in millions, except capital stock par value)

	December 31,
	2023	2022
ASSETS
Cash and due from banks (Note 3)	$31	$89
Interest-bearing deposits (Note 4)	3,481	2,031
Securities purchased under agreements to resell (Note 4)	11,400	12,590
Federal funds sold (Note 4)	7,120	9,415
Investment securities (Note 4)
Trading securities	3,152	2,817
Available-for-sale securities (amortized cost of $24,001 and $15,677)	23,823	15,563
Held-to-maturity securities (fair value of $850 and $959)	852	965
Total investment securities	27,827	19,345
Advances (Note 5)	122,530	111,202
Mortgage loans held for portfolio, net of allowance for credit losses of $6 and $5 (Note 6)	9,967	8,348
Accrued interest receivable	582	389
Derivative assets, net (Note 7)	1,267	643
Other assets, net	201	117
TOTAL ASSETS	$184,406	$164,169
LIABILITIES
Deposits (Note 8)
Interest-bearing	$959	$1,006
Non-interest-bearing	80	70
Total deposits	1,039	1,076
Consolidated obligations (Note 9)
Discount notes (includes $47,442 and $44,531 at fair value held under fair value option)	54,537	69,170
Bonds	116,961	84,337
Total consolidated obligations	171,498	153,507
Mandatorily redeemable capital stock (Note 11)	12	15
Accrued interest payable	1,023	436
Affordable Housing Program payable (Note 10)	198	135
Derivative liabilities, net (Note 7)	7	4
Other liabilities	798	245
TOTAL LIABILITIES	174,575	155,418
Commitments and contingencies (Note 14)
CAPITAL (Note 11)
Capital stock - Class B putable ($100 par value); 68,731,881 and 62,495,304 issued and outstanding shares	6,873	6,250
Retained earnings
Unrestricted	2,242	1,915
Restricted	896	703
Total retained earnings	3,138	2,618
Accumulated other comprehensive income (loss)	(180)	(117)
TOTAL CAPITAL	9,831	8,751
TOTAL LIABILITIES AND CAPITAL	$184,406	$164,169

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)

	For the Years Ended December 31,
	2023	2022	2021
INTEREST INCOME
Advances	$6,533	$1,750	$472
Interest-bearing deposits	217	32	1
Securities purchased under agreements to resell	542	103	2
Federal funds sold	757	230	7
Trading securities	41	34	34
Available-for-sale securities	1,203	354	101
Held-to-maturity securities	44	32	26
Mortgage loans held for portfolio	319	239	204
Loans to other FHLBanks	1	—	—
Total interest income	9,657	2,774	847
INTEREST EXPENSE
Consolidated obligations - Discount notes	2,910	948	12
Consolidated obligations - Bonds	5,392	1,128	452
Deposits	47	14	—
Borrowings from other FHLBanks	1	—	—
Mandatorily redeemable capital stock	1	1	2
Total interest expense	8,351	2,091	466
NET INTEREST INCOME	1,306	683	381
Provision (reversal) for credit losses on mortgage loans	1	4	—
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	1,305	679	381
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	93	(95)	(38)
Net gains (losses) on financial instruments held under fair value option	(92)	106	1
Net gains (losses) on derivatives	(41)	(64)	14
Net gains (losses) on extinguishment of debt	2	—	—
Standby letter of credit fees	9	9	10
Other, net	14	4	17
Total other income (loss)	(15)	(40)	4
OTHER EXPENSE
Compensation and benefits	77	72	80
Contractual services	23	20	19
Professional fees	16	16	14
Other operating expenses	22	19	19
Federal Housing Finance Agency	11	10	9
Office of Finance	8	8	7
Community and housing contributions	47	3	—
Other, net	17	13	8
Total other expense	221	161	156
NET INCOME BEFORE ASSESSMENTS	1,069	478	229
Affordable Housing Program assessments	107	48	23
NET INCOME	$962	$430	$206

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	For the Years Ended December 31,
	2023	2022	2021
Net income	$962	$430	$206
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	(64)	(202)	36
Pension and postretirement benefits	1	1	—
Total other comprehensive income (loss)	(63)	(201)	36
TOTAL COMPREHENSIVE INCOME (LOSS)	$899	$229	$242

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2020	34	$3,341	$1,775	$576	$2,351	$48	$5,740
Comprehensive income (loss)	—	—	165	41	206	36	242
Proceeds from issuance of capital stock	28	2,763	—	—	—	—	2,763
Repurchases/redemptions of capital stock	(27)	(2,659)	—	—	—	—	(2,659)
Net stock reclassified (to) from mandatorily redeemable capital stock	(1)	(81)	—	—	—	—	(81)
Cash dividends on capital stock	—	—	(167)	—	(167)	—	(167)
BALANCE, DECEMBER 31, 2021	34	$3,364	$1,773	$617	$2,390	$84	$5,838
Comprehensive income (loss)	—	—	344	86	430	(201)	229
Proceeds from issuance of capital stock	95	9,524	—	—	—	—	9,524
Repurchases/redemptions of capital stock	(66)	(6,633)	—	—	—	—	(6,633)
Net stock reclassified (to) from mandatorily redeemable capital stock	—	(5)	—	—	—	—	(5)
Cash dividends on capital stock	—	—	(202)	—	(202)	—	(202)
BALANCE, DECEMBER 31, 2022	63	$6,250	$1,915	$703	$2,618	$(117)	$8,751
Comprehensive income (loss)	—	—	769	193	962	(63)	899
Proceeds from issuance of capital stock	111	11,087	—	—	—	—	11,087
Repurchases/redemptions of capital stock	(105)	(10,460)	—	—	—	—	(10,460)
Net stock reclassified (to) from mandatorily redeemable capital stock	—	(4)	—	—	—	—	(4)
Cash dividends on capital stock	—	—	(442)	—	(442)	—	(442)
BALANCE, DECEMBER 31, 2023	69	$6,873	$2,242	$896	$3,138	$(180)	$9,831

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)

	For the Years Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net income	$962	$430	$206
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization/(accretion)	283	436	58
Net (gains) losses on trading securities	(93)	95	38
Net (gains) losses on financial instruments held under fair value option	92	(106)	(1)
Net change in derivatives and hedging activities	(573)	1,516	360
Net (gains) losses on extinguishment of debt	(2)	—	—
Other adjustments, net	2	4	17
Net change in:
Accrued interest receivable	(401)	(356)	(7)
Other assets	(14)	7	(7)
Accrued interest payable	588	340	(48)
Other liabilities	106	4	(29)
Total adjustments	(12)	1,940	381
Net cash provided by (used in) operating activities	950	2,370	587
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(1,976)	(2,012)	149
Securities purchased under agreements to resell	1,190	(140)	(7,650)
Federal funds sold	2,295	(4,725)	(995)
Trading securities
Proceeds from sales	389	549	—
Proceeds from maturities and paydowns	1,094	299	4,766
Purchases	(1,725)	(2,591)	(1,098)
Available-for-sale securities
Proceeds from maturities and paydowns	3,417	3,316	2,693
Purchases	(10,833)	(6,498)	(115)
Held-to-maturity securities
Proceeds from maturities and paydowns	106	357	478
Advances
Repaid	569,885	356,629	138,435
Originated	(580,732)	(424,864)	(136,486)
Mortgage loans held for portfolio
Principal collected	810	1,056	2,506
Purchased	(2,447)	(1,861)	(1,885)
Other investing activities, net	(12)	(9)	(2)
Net cash provided by (used in) investing activities	(18,539)	(80,494)	796

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)

	For the Years Ended December 31,
	2023	2022	2021
FINANCING ACTIVITIES
Net change in deposits	42	(674)	(48)
Net proceeds from issuance of consolidated obligations
Discount notes	1,653,546	1,022,899	325,463
Bonds	139,265	83,778	65,424
Payments for maturing and retiring consolidated obligations
Discount notes	(1,668,653)	(976,460)	(330,458)
Bonds	(106,847)	(54,295)	(62,280)
Proceeds from issuance of capital stock	11,087	9,524	2,763
Payments for repurchases/redemptions of capital stock	(10,460)	(6,633)	(2,659)
Payments for repurchases/redemptions of mandatorily redeemable capital stock	(7)	(19)	(104)
Cash dividends paid	(442)	(202)	(167)
Net cash provided by (used in) financing activities	17,531	77,918	(2,066)
Net increase (decrease) in cash and due from banks	(58)	(206)	(683)
Cash and due from banks at beginning of the period	89	295	978
Cash and due from banks at end of the period	$31	$89	$295

SUPPLEMENTAL DISCLOSURES
Cash transactions:
Interest paid	$7,512	$1,292	$528
Affordable Housing Program payments	49	44	54
Non-cash transactions:
Capitalized interest on reverse mortgage investment securities	210	54	20
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	4	5	81
Traded but not settled investment security purchases	691	181	291
Traded but not settled investment security payments/calls	65	—	—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
NOTES TO THE FINANCIAL STATEMENTS

These Notes to the Financial Statements should be read in conjunction with the Statements of Condition as of December 31, 2023 and 2022, and the Statements of Income, Comprehensive Income, Capital, and Cash Flows for the years ended December 31, 2023, 2022, and 2021. Acronyms and terms used throughout these Notes to the Financial Statements are defined in the Glossary of Terms. Unless the context otherwise requires, the term “Bank” refers to the Federal Home Loan Bank of Des Moines or its management.

Background Information

The Bank is a federally chartered corporation that is exempt from all federal, state, and local taxation (except real property taxes and certain employer payroll taxes) and is one of 11 district FHLBanks. The FHLBanks are GSEs and were created under the authority of the FHLBank Act in order to serve the public by enhancing the availability of funds for residential mortgages and targeted community development. The Bank is regulated by the Finance Agency.

The Bank is a cooperative, meaning it is owned by its customers, whom the Bank calls members. As a condition of membership in the Bank, all members must purchase and maintain capital stock to support business activities with the Bank. In return, the Bank provides a readily available source of funding and liquidity to its member institutions and eligible housing associates in Alaska, Hawaii, Idaho, Iowa, Minnesota, Missouri, Montana, North Dakota, Oregon, South Dakota, Utah, Washington, Wyoming, and the U.S. Pacific territories of American Samoa, Guam, and the Commonwealth of the Northern Mariana Islands. Commercial banks, savings institutions, credit unions, insurance companies, and CDFIs may apply for membership. State and local housing associates that meet certain statutory criteria may also borrow from the Bank; while eligible to borrow, housing associates are not members of the Bank and, as such, are not permitted to hold capital stock. All stockholders, including current and former members, may receive dividends on their capital stock investment to the extent declared by the Bank’s Board of Directors.

Note 1 — Summary of Significant Accounting Policies

BASIS OF PRESENTATION

    The Bank prepares its financial statements in accordance with GAAP.

SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these estimates include those used in conjunction with fair value estimates. Actual results could significantly differ from these estimates.
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

At December 31, 2023 and 2022, the Bank had $11.4 billion and $12.6 billion in securities purchased under agreements to resell. There were no offsetting liabilities related to these securities at December 31, 2023 and 2022.

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

Debt Securities
The Bank classifies investment securities as trading, AFS, or HTM at the date of acquisition. Purchases and sales of investment securities are recorded on a trade date basis. The Bank records interest on investment securities to interest income as earned. The Bank generally amortizes/accretes premiums and discounts on AFS and HTM investment securities to income using the contractual level-yield method (level-yield method). In addition, the Bank uses this method to amortize/accrete fair value hedging adjustments. The level-yield method recognizes the income effects of these adjustments over the contractual life of the securities based on the actual behavior of the underlying assets, including adjustments for actual prepayment activities, and reflects the contractual terms of the securities without regard to changes in estimated prepayments based on assumptions about future borrower behavior. For callable AFS and HTM non-MBS purchased at a premium, the Bank amortizes the premium to the next contractual call date. The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income (loss).
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
Available-for-Sale. Securities that are not classified as trading or HTM are classified as AFS and carried at fair value. The Bank records changes in the fair value of these securities through AOCI as “Net unrealized gains (losses) on available-for-sale securities.” For AFS securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in the fair value of the security related to the risk being hedged in AFS interest income together with the related change in fair value of the derivative, and records the remainder of the change in fair value through AOCI as “Net unrealized gains (losses) on available-for-sale securities.”

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

Modifications. Generally, the Bank only grants mortgage loan modifications to borrowers experiencing financial difficulty. If the terms of the modified loan are at least as favorable to the lender as the terms offered to borrowers with similar collection risks for comparable loans and the modification to the terms of the loan is more than minor, the loan meets the accounting criteria for a new loan. Generally, a modification would not result in a new loan because the modified terms are not as favorable to the lender as terms for comparable loans that would be offered to similar borrowers. The Bank does not consider changes to the terms of government-insured mortgage loans to be modifications due to the U.S. Government guarantee or insurance on the loan and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. The Bank places all modified loans on non-accrual status at the time of modification; however, these loans may be subsequently restored to accrual status if they meet the criteria noted in the non-accrual section above.

Individually Evaluated Loans. The Bank individually evaluates all collateral-dependent loans for expected credit losses. Collateral-dependent loans are loans in which repayment is expected to be provided solely by the sale of the underlying collateral. The Bank’s collateral-dependent loans include loans in process of foreclosure, loans 180 days or more past due, bankruptcy loans 60 days or more past due, and modified loans on non-accrual status. The Bank measures these individually evaluated loans for expected credit loss based on the estimated fair value of the underlying property, less estimated selling costs and expected proceeds from PMI. All collateral-dependent loans are initially placed on non-accrual status; however, they may be subsequently restored to accrual status if they meet the criteria noted in the non-accrual section above.

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
For uncleared derivatives, the Dodd-Frank Act imposes two-way initial margin requirements, which are required to be satisfied with securities collateral. In addition, uncleared derivative agreements are generally fully collateralized with a zero unsecured threshold, which can be satisfied with cash or securities collateral, in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the CFTC.

For cleared derivatives, the clearinghouse is the Bank’s counterparty. The Bank utilizes two clearinghouses, CME Clearing and LCH Ltd., for all cleared derivative transactions. CME Clearing and LCH Ltd. notify the clearing agent of the required initial margin and daily variation margin payments, and the clearing agent in turn notifies the Bank. Each clearinghouse determines initial margin requirements, which are considered collateral and can be satisfied with cash or securities. Variation margin requirements with each clearinghouse are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, which are a component of the derivative fair value, rather than cash collateral.
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
Embedded Derivatives. The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the debt, advance, or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. If the Bank determines that the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as an economic derivative instrument. However, if the Bank elects to carry the entire contract (the host contract and the embedded derivative) at fair value on the Statements of Condition, changes in fair value of the entire contract will be reported in current period earnings.

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

Mandatorily Redeemable Capital Stock
The Bank reclassifies capital stock subject to redemption from equity to MRCS at the time shares meet the definition of a mandatorily redeemable financial instrument. This occurs after a member provides written notice of redemption, gives notice of intention to withdraw from membership, becomes ineligible for continuing membership, or attains non-member status by merger or consolidation, charter termination, or other involuntary termination from membership. Shares meeting this definition are reclassified to a liability at fair value. Dividends on MRCS are classified as interest expense on the Statements of Income. The repurchase or redemption of MRCS is transacted at par value and is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows. If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify MRCS from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.
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

Note 2 — Recently Adopted and Issued Accounting Guidance

Segment Reporting (ASU 2023-07)

On November 27, 2023, the FASB issued guidance improving reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance became effective for the Bank for the annual period beginning on January 1, 2024, and for the interim periods beginning on January 1, 2025. The adoption of this guidance is not expected to have any effect on the Bank’s financial condition, results of operations, or cash flows; however, it may increase certain disclosures.

Disclosure Improvements in Response to SEC Initiative (ASU 2023-06)

On October 9, 2023, the FASB issued guidance amending various disclosure requirements in response to the SEC’s initiative to update and simplify disclosures. This guidance will become effective for the Bank on the date the SEC removes the related disclosure requirements from its existing regulations, to avoid duplication in FASB codification. The adoption of this guidance is not expected to have any effect on the Bank’s financial condition, results of operations, or cash flows; however, it may impact certain disclosures.

Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02)

On March 31, 2022, the FASB issued guidance eliminating the accounting requirements for TDRs by creditors that have adopted the current expected credit losses methodology, while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Additionally, this guidance requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2023, and was adopted on a prospective basis. The adoption of this guidance did not have a material effect on the Bank’s financial condition, results of operations, or cash flows.

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

Reference Rate Reform (ASU 2020-04)

On March 12, 2020, the FASB issued temporary guidance to ease the potential burden in accounting for reference rate reform related to the transition from LIBOR. The guidance provided optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform, if certain criteria were met. These transactions included contract modifications, hedging relationships, and the sale/transfer of HTM debt securities.

During the first half of 2023, the Bank elected the contractual modification and hedging relationship optional expedients and transitioned all of its outstanding LIBOR-indexed instruments to reference SOFR immediately after June 30, 2023, or at the beginning of the next reset period following LIBOR cessation. The election of the expedients did not have a material effect on the Bank’s financial condition, results of operations, or cash flows. As of September 30, 2023, all of the Bank’s qualifying contracts had fully transitioned to SOFR.

Note 3 — Cash and Due from Banks

    Cash and due from banks includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from the Federal Reserve Bank.
COMPENSATING BALANCES
The Bank maintains collected cash balances with commercial banks in return for certain services. These arrangements contain no legal restrictions on the withdrawal of funds. Average collected cash balances were $35 million and $36 million for the years ended December 31, 2023 and 2022.

Note 4 — Investments

The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, and makes other investments in debt securities, which are classified as either trading, AFS, or HTM.

INTEREST-BEARING DEPOSITS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND FEDERAL FUNDS SOLD

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by an NRSRO. At December 31, 2023 and 2022, none of these investments were with counterparties rated below triple-B; however, as of December 31, 2023 and 2022, approximately 35 percent and nine percent were secured securities purchased under agreements to resell with unrated counterparties. These NRSRO ratings may differ from any internal ratings of the investments by the Bank.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At December 31, 2023 and 2022, no allowance for credit losses was recorded for interest-bearing deposits and federal funds sold, as all assets were repaid or expected to be repaid according to their contractual terms. The carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $22 million and $11 million at December 31, 2023 and 2022.

Securities purchased under agreements to resell are secured, short-term, and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at December 31, 2023 and 2022. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $5 million and $3 million at December 31, 2023 and 2022.

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

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	December 31,
	2023	2022
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$2,925	$2,501
Other U.S. obligations[1]	68	76
GSE and Tennessee Valley Authority obligations	49	49
Other[2]	110	146
Total non-mortgage-backed securities	3,152	2,772
Mortgage-backed securities
GSE multifamily	—	45
Total fair value	$3,152	$2,817

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

2    Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

The following table summarizes the components of “Net gains (losses) on trading securities” as presented on the Statements of Income (dollars in millions):

	For the Years Ended December 31,
	2023	2022	2021
Net unrealized gains (losses) on trading securities held at period-end	$67	$(85)	$(28)
Net gains (losses) on trading securities no longer held at period-end	26	(10)	(10)
Net gains (losses) on trading securities	$93	$(95)	$(38)

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	December 31, 2023
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$331	$—	$(3)	$328
GSE and Tennessee Valley Authority obligations	324	20	—	344
State or local housing agency obligations	461	2	(5)	458
Other[3]	157	3	—	160
Total non-mortgage-backed securities	1,273	25	(8)	1,290
Mortgage-backed securities
U.S. obligations single-family[2]	4,421	1	(24)	4,398
GSE single-family	183	—	(3)	180
GSE multifamily	18,124	15	(184)	17,955
Total mortgage-backed securities	22,728	16	(211)	22,533
Total	$24,001	$41	$(219)	$23,823

	December 31, 2022
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$759	$1	$(2)	$758
GSE and Tennessee Valley Authority obligations	459	12	(1)	470
State or local housing agency obligations	454	—	(5)	449
Other[3]	234	6	—	240
Total non-mortgage-backed securities	1,906	19	(8)	1,917
Mortgage-backed securities
U.S. obligations single-family[2]	3,693	1	(18)	3,676
GSE single-family	212	1	(3)	210
GSE multifamily	9,866	10	(116)	9,760
Total mortgage-backed securities	13,771	12	(137)	13,646
Total	$15,677	$31	$(145)	$15,563

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $82 million and $49 million at December 31, 2023 and 2022.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

3    Consists primarily of taxable municipal bonds.

The Bank had no sales of AFS securities during the years ended December 31, 2023, 2022, and 2021.

Unrealized Losses

The following tables summarize AFS securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$87	$(3)	$42	$—	$129	$(3)
State or local housing agency obligations	—	—	380	(5)	380	(5)
Total non-mortgage-backed securities	87	(3)	422	(5)	509	(8)
Mortgage-backed securities
U.S. obligations single-family[1]	1,813	(8)	2,410	(16)	4,223	(24)
GSE single-family	25	—	112	(3)	137	(3)
GSE multifamily	8,768	(70)	5,722	(114)	14,490	(184)
Total mortgage-backed securities	10,606	(78)	8,244	(133)	18,850	(211)
Total	$10,693	$(81)	$8,666	$(138)	$19,359	$(219)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$428	$(1)	$63	$(1)	$491	$(2)
GSE and Tennessee Valley Authority obligations	84	(1)	—	—	84	(1)
State or local housing agency obligations	35	(1)	403	(4)	438	(5)
Total non-mortgage-backed securities	547	(3)	466	(5)	1,013	(8)
Mortgage-backed securities
U.S. obligations single-family[1]	3,094	(17)	122	(1)	3,216	(18)
GSE single-family	138	(3)	—	—	138	(3)
GSE multifamily	5,471	(97)	2,012	(19)	7,483	(116)
Total mortgage-backed securities	8,703	(117)	2,134	(20)	10,837	(137)
Total	$9,250	$(120)	$2,600	$(25)	$11,850	$(145)

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31, 2023		December 31, 2022
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$214	$212	$293	$295
Due after one year through five years	417	417	832	833
Due after five years through ten years	243	245	330	333
Due after ten years	399	416	451	456
Total non-mortgage-backed securities	1,273	1,290	1,906	1,917
Mortgage-backed securities	22,728	22,533	13,771	13,646
Total	$24,001	$23,823	$15,677	$15,563

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	December 31, 2023
	Amortized Cost[1]	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$364	$11	$(3)	$372
State or local housing agency obligations	31	—	—	31
Total non-mortgage-backed securities	395	11	(3)	403
Mortgage-backed securities
U.S. obligations single-family[2]	1	—	—	1
GSE single-family	453	—	(10)	443
Private-label	3	—	—	3
Total mortgage-backed securities	457	—	(10)	447
Total	$852	$11	$(13)	$850

	December 31, 2022
	Amortized Cost[1]	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$369	$10	$(4)	$375
State or local housing agency obligations	33	—	—	33
Total non-mortgage-backed securities	402	10	(4)	408
Mortgage-backed securities
U.S. obligations single-family[2]	2	—	—	2
GSE single-family	557	—	(12)	545
Private-label	4	—	—	4
Total mortgage-backed securities	563	—	(12)	551
Total	$965	$10	$(16)	$959

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $5 million at both December 31, 2023 and 2022.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

The Bank had no sales of HTM securities during the years ended December 31, 2023, 2022, and 2021.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31, 2023		December 31, 2022
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after one year through five years	$249	$249	$254	$254
Due after five years through ten years	73	76	71	73
Due after ten years	73	78	77	81
Total non-mortgage-backed securities	395	403	402	408
Mortgage-backed securities	457	447	563	551
Total	$852	$850	$965	$959

ALLOWANCE FOR CREDIT LOSSES ON AFS AND HTM SECURITIES

The Bank evaluates AFS and HTM investment securities for credit losses on a quarterly basis. The Bank’s AFS and HTM securities may include, but are not limited to, certificates of deposit, commercial paper, U.S. obligations, GSE and TVA obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. The Bank only purchases securities considered investment quality. At both December 31, 2023 and 2022, over 99 percent of the Bank’s AFS and HTM securities, based on amortized cost, were rated single-A or above by an NRSRO, based on the lowest long-term credit rating for each security. These NRSRO ratings may differ from any internal ratings of the securities by the Bank.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). At December 31, 2023 and 2022, certain AFS securities held by the Bank were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. In addition, substantially all of these securities are high-quality GSE securities or carry an explicit government guarantee. In the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. As a result, no allowance for credit losses was recorded on these AFS securities at December 31, 2023 and 2022.

The Bank evaluates its HTM securities for impairment on a collective, or pooled, basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. At December 31, 2023 and 2022, the Bank had no allowance for credit losses recorded on its HTM securities because the securities: (i) were all highly-rated, (ii) had not experienced, nor did the Bank expect, any material payment default on the instruments, (iii) in the case of U.S. obligations, carry an explicit government guarantee, and (iv) in the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

Note 5 — Advances

The Bank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics, and optionality. Fixed rate advances generally have maturities ranging from overnight to 30 years. Variable rate advances generally have maturities ranging from one month to ten years, where the interest rates reset periodically to a specified interest rate index such as SOFR or consolidated obligation yields.

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	December 31, 2023		December 31, 2022
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$2	7.14%	$1	6.10%
Due in one year or less	52,890	5.34	61,578	4.26
Due after one year through two years	14,866	4.12	23,026	4.25
Due after two years through three years	13,230	3.95	10,790	3.47
Due after three years through four years	8,689	4.35	7,149	3.03
Due after four years through five years	30,189	5.55	6,047	3.89
Thereafter	3,355	3.51	3,783	3.03
Total par value	123,221	4.98%	112,374	4.04%
Premiums	6		11
Fair value hedging adjustments	(697)		(1,183)
Total	$122,530		$111,202

1    Excludes accrued interest receivable of $392 million and $271 million at December 31, 2023 and 2022.

The Bank offers advances to members and eligible housing associates that may be prepaid on predetermined dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2023 and 2022, the Bank had callable advances outstanding totaling $31.8 billion and $23.4 billion.

The following table summarizes advances by year of redemption term or next call date for callable advances (dollars in millions):

	Redemption Term or Next Call Date
	December 31, 2023	December 31, 2022
Overdrawn demand deposit accounts	$2	$1
Due in one year or less	82,983	73,765
Due after one year through two years	12,136	20,883
Due after two years through three years	10,584	6,218
Due after three years through four years	5,980	4,468
Due after four years through five years	8,228	3,228
Thereafter	3,308	3,811
Total par value	$123,221	$112,374

PREPAYMENT FEES

The Bank generally charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. For certain advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of the hedged item fair value hedging adjustments, if applicable, in advance interest income on the Statements of Income.

ADVANCE CONCENTRATIONS

The Bank’s advances are primarily concentrated in commercial banks and insurance companies. At December 31, 2023 and 2022, the Bank had outstanding advances of $37.0 billion and $32.0 billion to Wells Fargo Bank, N.A., which represented 30 percent and 28 percent of the total principal amount of outstanding advances.

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

•loans and securities issued, insured, or guaranteed by the U.S. Government or any agency thereof, including MBS issued or guaranteed by Fannie Mae, Freddie Mac, and Ginnie Mae;

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and level of collateral to be the primary indicator of credit quality on its advances. At December 31, 2023 and 2022, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, as applicable, in excess of its outstanding advances.

At December 31, 2023 and 2022, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. The Bank considers its advances past due if a default of contractual principal or interest exists for a period of 30 days or more. In addition, there were no modifications related to advances resulting from a borrower experiencing financial difficulties during the years ended December 31, 2023 and 2022.

The Bank has never experienced a credit loss on its advances. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on its advances at December 31, 2023 and 2022.

Note 6 — Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio include conventional mortgage loans and government-guaranteed or -insured mortgage loans obtained primarily through the MPF program. The Bank’s mortgage loan program involves investment by the Bank in single-family mortgage loans held for portfolio that are purchased from PFIs. Mortgage loans may also be acquired through participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank’s PFIs generally originate, service, and credit enhance mortgage loans that are sold to the Bank. PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the PFI to a designated mortgage service provider.

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	December 31,
	2023	2022
Fixed rate, long-term[1] single-family mortgage loans	$8,939	$7,244
Fixed rate, medium-term[2] single-family mortgage loans	945	1,033
Total unpaid principal balance	9,884	8,277
Premiums	113	96
Discounts	(11)	(11)
Basis adjustments from mortgage loan purchase commitments	(13)	(9)
Total mortgage loans held for portfolio[3]	9,973	8,353
Allowance for credit losses	(6)	(5)
Total mortgage loans held for portfolio, net	$9,967	$8,348

1    Long-term is defined as an original term of greater than 15 years and up to 30 years.

2    Medium-term is defined as an original term of 15 years or less.

3    Excludes accrued interest receivable of $58 million and $42 million at December 31, 2023 and 2022.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	December 31,
	2023	2022
Conventional mortgage loans	$9,506	$7,890
Government-insured mortgage loans	378	387
Total unpaid principal balance	$9,884	$8,277
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

The following tables present the payment status for conventional mortgage loans (dollars in millions):

	December 31, 2023
	Origination Year
	Prior to 2019	2019 to 2023	Total
Past due 30 - 59 days	$20	$30	$50
Past due 60 - 89 days	6	6	12
Past due 90 - 179 days	5	7	12
Past due 180 days or more	4	1	5
Total past due mortgage loans	35	44	79
Total current mortgage loans	1,752	7,758	9,510
Total amortized cost of mortgage loans[1]	$1,787	$7,802	$9,589

	December 31, 2022
	Origination Year
	Prior to 2018	2018 to 2022	Total
Past due 30 - 59 days	$21	$22	$43
Past due 60 - 89 days	5	6	11
Past due 90 - 179 days	3	2	5
Past due 180 days or more	7	2	9
Total past due mortgage loans	36	32	68
Total current mortgage loans	1,764	6,128	7,892
Total amortized cost of mortgage loans[1]	$1,800	$6,160	$7,960

1    Amortized cost represents the unpaid principal balance adjusted for unamortized premiums, discounts, price adjustment fees, basis adjustments, and direct write-downs. Amortized cost excludes accrued interest receivable.

The following tables present other delinquency statistics for mortgage loans (dollars in millions):

	December 31, 2023
Amortized Cost	Conventional	Government-Insured	Total
In process of foreclosure[1]	$2	$1	$3
Serious delinquency rate[2]	—%	1%	—%
Past due 90 days or more and still accruing interest[3]	$—	$5	$5
Non-accrual mortgage loans[4]	$40	$—	$40

	December 31, 2022
Amortized Cost	Conventional	Government- Insured	Total
In process of foreclosure[1]	$4	$1	$5
Serious delinquency rate[2]	—%	2%	—%
Past due 90 days or more and still accruing interest[3]	$—	$8	$8
Non-accrual mortgage loans[4]	$40	$—	$40

1    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.

2    Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total mortgage loans. Serious delinquency rate on conventional loans was less than one percent at December 31, 2023 and 2022.

3    Represents government-insured mortgage loans that are 90 days or more past due.

4    Represents conventional mortgage loans that are 90 days or more past due or for which the collection of interest or principal is doubtful. At December 31, 2023 and 2022, $24 million and $29 million of conventional mortgage loans on non-accrual status were evaluated individually and do not have a related allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral is greater than the amortized cost of the loans.

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates mortgage loans for credit losses on a quarterly basis.

Conventional Mortgage Loans

Conventional mortgage loans are evaluated collectively when similar risk characteristics exists. Conventional loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis. The Bank determines its allowances for credit losses on conventional loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. At December 31, 2023 and 2022, the Bank’s allowance for credit losses on conventional mortgage loans remained relatively stable at $6 million and $5 million.

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

Government-Insured Mortgage Loans

The Bank invests in government-insured fixed rate mortgage loans portfolios that are insured or guaranteed by the FHA, the Department of Veterans Affairs, Department of Housing and Urban Development, and/or the Rural Housing Service of the Department of Agriculture. The servicer or PFI obtains and maintains insurance or a guaranty from the applicable government agency. The servicer or PFI is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-insured mortgage loans. Any losses incurred on these loans that are not recovered from the insurer/guarantor are absorbed by the servicers. As such, the Bank only has credit risk for these loans if the servicer or PFI fails to pay for losses not covered by the guarantee or insurance, but in such instance, the Bank would have recourse against the servicer for such failure.

The Bank has never experienced a credit loss on its government-insured mortgage loans. At December 31, 2023 and 2022, the Bank assessed its servicers and determined there was no expectation that a servicer would fail to remit payments due until paid in full. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at December 31, 2023 and 2022. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

The Bank enters into derivative contracts to manage the interest rate risk exposures inherent in its otherwise unhedged assets and funding positions. Finance Agency regulations and the Bank’s risk management policies establish guidelines for derivatives, prohibit the speculative use of derivatives, and limit credit risk arising from derivatives.

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

TYPES OF DERIVATIVES

The Bank may use the following derivative instruments:

•Interest Rate Swaps. An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable interest rate index for the same period of time. The variable interest rate received or paid by the Bank in derivative transactions is primarily the OIS rate, based on either federal funds or SOFR.

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

•Futures/Forwards Contracts. Futures and forwards contracts give the buyer the right to buy or sell a specific type of asset at a specific time at a given price. For example, certain mortgage loan purchase commitments entered into by the Bank are considered derivatives. The Bank may hedge these commitments by selling TBA MBS for forward settlement. A TBA MBS represents a forward contract for the sale of MBS at a future agreed-upon date for an established price.

TYPES OF HEDGED ITEMS

The Bank may have the following types of hedged items:

•Investment Securities. The Bank primarily invests in U.S. Treasury obligations, other U.S. obligations, GSE and TVA obligations, state or local housing agency obligations, and agency MBS, and classifies them as either trading, AFS, or HTM. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. To manage interest rate risk, the Bank may fund investment securities with callable consolidated obligations or utilize interest rate swaps, caps, floors, or swaptions. Derivatives held by the Bank that are associated with trading and HTM securities, if applicable, are economic hedges and derivatives held by the Bank associated with AFS securities are generally fair value hedges.

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

•Consolidated Obligations. The Bank may enter into derivatives to hedge the interest rate risk associated with its consolidated obligations. For example, the Bank may issue and hedge a fixed rate consolidated obligation with an interest rate swap where the Bank receives a fixed rate coupon and pays a variable rate coupon, effectively converting the fixed rate consolidated obligation to a variable rate consolidated obligation. This type of hedge is typically treated as a fair value hedge. The Bank may also issue variable interest rate consolidated obligations and simultaneously execute interest rate swaps to manage the interest rate risk of the variable interest rate debt. Interest rate swaps used to hedge variable interest rate debt do not qualify for hedge accounting and are treated as economic hedges. This strategy of issuing consolidated obligations while simultaneously entering into derivatives enables the Bank to offer a wider range of attractively priced advances to its borrowers and may allow the Bank to reduce its funding costs.
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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	December 31, 2023			December 31, 2022
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$112,954	$290	$98	$53,136	$226	$205
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	53,050	1	2	48,347	11	13
Forward settlement agreements	115	—	1	46	—	—
Mortgage loan purchase commitments	112	1	—	46	—	—
Total derivatives not designated as hedging instruments	53,277	2	3	48,439	11	13
Total derivatives before netting and collateral adjustments	$166,231	292	101	$101,575	237	218
Netting adjustments and cash collateral[1]		975	(94)		406	(214)
Total derivative assets and derivative liabilities		$1,267	$7		$643	$4

1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral, including accrued interest, held or placed with the same clearing agent and/or counterparty. At December 31, 2023 and 2022, cash collateral, including accrued interest, posted by the Bank was $1.3 billion and $739 million. At December 31, 2023 and 2022, the Bank held cash collateral, including accrued interest, from clearing agents and/or counterparties of $197 million and $119 million.

The following tables summarize the net gains (losses) on qualifying and discontinued fair value hedging relationships recorded in net interest income, including the net interest settlements on derivatives, as well as total income (expense) by hedged product recorded on the Statements of Income (dollars in millions):

	For the Year Ended December 31, 2023
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$6,533	$1,203	$(5,392)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$328	$119	$(37)
Hedged items[3]	486	245	(243)
Net gains (losses) on fair value hedging relationships	$814	$364	$(280)

	For the Year Ended December 31, 2022
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,750	$354	$(1,128)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$1,232	$773	$(350)
Hedged items[3]	(1,143)	(745)	304
Net gains (losses) on fair value hedging relationships	$89	$28	$(46)

	For the Year Ended December 31, 2021
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$472	$101	$(452)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$246	$127	$(23)
Hedged items[3]	(467)	(267)	146
Net gains (losses) on fair value hedging relationships	$(221)	$(140)	$123

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

3    Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	December 31, 2023
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/liability[1]	$43,584	$16,749	$51,393
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(645)	$(395)	$(17)
Basis adjustments for discontinued hedging relationships included in amortized cost	(52)	(32)	(8)
Total amount of fair value hedging adjustments	$(697)	$(427)	$(25)

	December 31, 2022
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/liability[1]	$21,832	$8,606	$22,205
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(1,109)	$(671)	$(297)
Basis adjustments for discontinued hedging relationships included in amortized cost	(74)	(1)	(1)
Total amount of fair value hedging adjustments	$(1,183)	$(672)	$(298)

1    Represents the portion of amortized cost designated as a hedged item in an active or discontinued fair value hedging relationship. Amortized cost includes fair value hedging adjustments.

The following table summarizes the components of “Net gains (losses) on derivatives” as presented on the Statements of Income (dollars in millions):

	For the Years Ended December 31,
	2023	2022	2021
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$45	$6	$31
Forward settlement agreements	2	14	3
Mortgage loan purchase commitments	(4)	(15)	(3)
Net interest settlements	(52)	(58)	(17)
Total net gains (losses) related to derivatives not designated as hedging instruments	(9)	(53)	14
Price alignment amount[1]	(32)	(11)	—
Net gains (losses) on derivatives	$(41)	$(64)	$14

1    This amount represents interest on variation margin, which is a component of the derivative fair value for cleared transactions, and reflects the price alignment amount on variation margin for daily settled derivative contracts not designated as hedging instruments. The price alignment amount on variation margin for daily settled derivative contracts designated as hedging instruments is recorded in the same line item as the earnings effect of the hedged item.

MANAGING CREDIT RISK ON DERIVATIVES

The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative contracts. The Bank manages credit risk through credit analysis of derivative counterparties, collateral requirements, and adherence to the requirements set forth in the Bank’s policies, CFTC regulations, and Finance Agency regulations.

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

Uncleared derivative transactions executed on or after September 1, 2022 are subject to two-way initial margin requirements as mandated by the Dodd-Frank Act, if the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of December 31, 2023, the Bank was not required to post initial margin on its uncleared derivative transactions in accordance with the noted regulation.

For uncleared transactions, the derivative agreements are generally fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the CFTC.

For cleared derivatives, the clearinghouse is the Bank’s counterparty. The Bank utilizes two clearinghouses, CME Clearing and LCH Ltd., for all cleared derivative transactions. CME Clearing and LCH Ltd. notify the clearing agent of the required initial margin and daily variation margin requirements, and the clearing agent in turn notifies the Bank.

Each clearinghouse determines initial margin requirements which are considered cash collateral. Generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at December 31, 2023. Variation margin requirements with each clearinghouse are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	December 31, 2023
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$248	$(245)	$1	$4
Cleared derivatives	43	1,220	—	1,263
Total	$291	$975	$1	$1,267
Derivative Liabilities
Uncleared derivatives	$95	$(88)	$—	$7
Cleared derivatives	6	(6)	—	—
Total	$101	$(94)	$—	$7

	December 31, 2022
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$195	$(194)	$—	$1
Cleared derivatives	42	600	—	642
Total	$237	$406	$—	$643
Derivative Liabilities
Uncleared derivatives	$200	$(196)	$—	$4
Cleared derivatives	18	(18)	—	—
Total	$218	$(214)	$—	$4

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
The following table details the Bank’s interest-bearing and non-interest-bearing deposits (dollars in millions):

	December 31,
	2023	2022
Interest-bearing
Demand and overnight	$932	$977
Term	27	29
Non-interest-bearing
Demand	80	70
Total	$1,039	$1,076

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

    Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At December 31, 2023 and 2022, the total par value of outstanding consolidated obligations of the FHLBanks was $1,204.3 billion and $1,181.7 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	December 31, 2023		December 31, 2022
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$55,288	5.15%	$70,002	3.79%
Discounts and concessions[1]	(736)		(725)
Fair value option adjustments	(15)		(107)
Total	$54,537		$69,170

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	December 31, 2023		December 31, 2022
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$63,887	5.10%	$55,421	4.01%
Due after one year through two years	39,323	5.38	20,665	3.79
Due after two years through three years	4,159	4.00	1,175	2.23
Due after three years through four years	1,416	3.28	1,210	1.97
Due after four years through five years	2,507	4.19	865	2.42
Thereafter	5,671	3.14	5,236	2.61
Total par value	116,963	5.02%	84,572	3.80%
Premiums	52		86
Discounts and concessions[1]	(29)		(23)
Fair value hedging adjustments	(25)		(298)
Total	$116,961		$84,337

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

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	December 31,
	2023	2022
Non-callable or non-putable	$77,731	$73,578
Callable	39,232	10,994
Total par value	$116,963	$84,572

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

	December 31,
Year of Contractual Maturity or Next Call Date	2023	2022
Due in one year or less	$76,142	$62,033
Due after one year through two years	33,413	19,141
Due after two years through three years	3,479	850
Due after three years through four years	880	753
Due after four years through five years	1,819	324
Thereafter	1,230	1,471
Total par value	$116,963	$84,572

Note 10 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and fund an AHP, which provides subsidies in the form of direct grants or below-market interest rates on advances to members who provide the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, or moderate-income households. Each FHLBank recognizes AHP assessment expense equal to the greater of 10 percent of its annual income subject to assessment, or its prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. For purposes of the statutory AHP assessment, income subject to assessment is defined as net income before AHP assessments, plus interest expense related to MRCS. The exclusion of interest expense related to MRCS is a regulatory interpretation of the Finance Agency. The Bank accrues the AHP assessment monthly based on its income subject to assessment and reduces the AHP liability as program funds are distributed.

If the Bank experienced a net loss for a full year, it would have no obligation to the AHP for the year, because its required annual AHP contribution is limited to its annual income subject to AHP assessment. If the aggregate 10 percent AHP calculation previously discussed was less than $100 million for the FHLBanks (i.e., a shortfall), each FHLBank would be required to contribute a prorated sum to ensure that the aggregate contribution by the FHLBanks equals $100 million. The pro-ration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the year, subject to the annual income limitation previously discussed. In addition to the required AHP assessment, the Bank’s Board of Directors may elect to make voluntary contributions to the AHP.

There was no contribution shortfall, as described above, in 2023, 2022, or 2021. If an FHLBank finds that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions under the FHLBank Act. The Bank did not make any such application in 2023, 2022, or 2021.

The following table presents a rollforward of the Bank’s AHP liability (dollars in millions):

	For the Years Ended December 31,
	2023	2022	2021
Balance, beginning of year	$135	$131	$162
Assessments	107	48	23
Voluntary contributions	5	—	—
Disbursements	(49)	(44)	(54)
Balance, end of year	$198	$135	$131
.

Note 11 — Capital

CAPITAL STOCK

The Bank’s capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. The Bank issues a single class of capital stock (Class B capital stock) and has two subclasses of Class B capital stock: membership and activity-based. Effective December 15, 2023, each member must purchase and hold membership capital stock in an amount equal to 0.06 percent of its total assets as of the preceding December 31st, subject to a cap of $10 million and a floor of $10,000. In addition, each member is required to purchase activity-based capital stock equal to 4.50 percent of its outstanding advances, 4.00 percent of its outstanding mortgage loans, and 0.10 percent of its outstanding standby letters of credit. Prior to December 15, 2023, members were required to purchase and hold membership capital stock in an amount equal to 0.12 percent of their total assets as of the preceding December 31st, subject to a cap of $10 million and a floor of $10,000. They were also required to purchase activity-based capital stock equal to 4.00 percent of their outstanding advances and mortgage loans and 0.10 percent of their outstanding standby letters of credit. All capital stock issued is subject to a notice of redemption period of five years.

The capital stock requirements established in the Bank’s Capital Plan are designed so that the Bank can remain adequately capitalized as member activity changes. The Bank’s Board of Directors may make adjustments to the capital stock requirements within ranges established in the Capital Plan.

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At December 31, 2023 and 2022, the Bank had no excess capital stock outstanding.

MANDATORILY REDEEMABLE CAPITAL STOCK

The Bank reclassifies capital stock subject to redemption from equity to a liability, which represents MRCS, at the time shares meet the definition of a mandatorily redeemable financial instrument. This occurs after a member provides written notice of intention to withdraw from membership, becomes ineligible for continuing membership, or attains non-member status by merger or consolidation, charter termination, or other involuntary termination from membership. Dividends on MRCS are classified as interest expense on the Statements of Income. The Bank recorded interest expense on MRCS of $1 million, $1 million, and $2 million for the years ended December 31, 2023, 2022, and 2021.

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

The following table summarizes changes in MRCS (dollars in millions):

	For the Years Ended December 31,
	2023	2022	2021
Balance, beginning of period	$15	$29	$52
Capital stock reclassified to (from) MRCS, net	4	5	81
Net payments for repurchases/redemptions of MRCS	(7)	(19)	(104)
Balance, end of period	$12	$15	$29

The following table summarizes the Bank’s MRCS by year of contractual redemption (dollars in millions):

	December 31,
Year of Contractual Redemption[1]	2023	2022
Due after two years through three years	$6	$—
Due after three years through four years	—	8
Past contractual redemption date due to outstanding activity with the Bank	6	7
Total	$12	$15

1    At the Bank’s election, MRCS may be redeemed prior to the expiration of the five year redemption period that commences on the date of the notice of redemption.

RESTRICTED RETAINED EARNINGS

The Bank entered into a JCE Agreement with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the FHLBanks over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar, equals at least one percent of its average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends. At December 31, 2023 and 2022, the Bank’s restricted retained earnings account totaled $896 million and $703 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in AOCI (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 4)	Pension and postretirement benefits	Total AOCI
Balance, December 31, 2020	$52	$(4)	$48
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	36	—	36
Net current period other comprehensive income (loss)	36	—	36
Balance, December 31, 2021	88	(4)	84
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(202)	—	(202)
Net actuarial gains (losses)	—	1	1
Net current period other comprehensive income (loss)	(202)	1	(201)
Balance, December 31, 2022	(114)	(3)	(117)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(64)	—	(64)
Net actuarial gains (losses)	—	1	1
Net current period other comprehensive income (loss)	(64)	1	(63)
Balance, December 31, 2023	$(178)	$(2)	$(180)

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

•Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at December 31, 2023 and 2022.

In addition to the requirements previously discussed, the Capital Stock AB requires each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets. For purposes of the Capital Stock AB, capital stock includes MRCS. The capital stock to total assets ratio is measured on a daily average basis at month end.

If the Bank’s capital falls below the required levels, the Finance Agency has authority to take actions necessary to return it to levels that it deems to be consistent with safe and sound business operations.

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	December 31, 2023		December 31, 2022
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$1,641	$10,023	$737	$8,883
Regulatory capital	$7,376	$10,023	$6,567	$8,883
Leverage capital	$9,220	$15,034	$8,208	$13,323
Capital-to-assets ratio	4.00%	5.44%	4.00%	5.41%
Capital stock-to-assets ratio	2.00%	3.59%	2.00%	3.73%
Leverage ratio	5.00%	8.15%	5.00%	8.12%

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

Note 12 — Pension and Postretirement Benefit Plans
QUALIFIED DEFINED BENEFIT MULTIEMPLOYER PLAN
The Bank previously participated in the DB Plan, a tax-qualified defined benefit pension plan. In August of 2016, the Bank’s Board of Directors elected to freeze the DB Plan effective January 1, 2017. After the freeze, participants no longer accrued new benefits under the DB Plan. On May 2, 2023, the Bank completed a purchase agreement with Principal Life Insurance Company and transferred to them the future benefit obligations and annuity administration for participants under the DB Plan. As such, the Bank is no longer a party to the DB Plan. Refer to the 2022 Form 10-K for prior year details on the DB Plan.

OTHER POSTRETIREMENT BENEFIT PLANS
In addition to the DB Plan, the Bank has one qualified defined contribution benefit plan, the DC Plan. The Bank also offers the BEP, a nonqualified retirement plan which includes both a nonqualified defined contribution plan and a nonqualified defined benefit plan. In August of 2016, the Bank’s Board of Directors elected to freeze the BEP defined benefit plan effective January 1, 2017. After the freeze, participants no longer accrue new benefits under the BEP defined benefit plan.

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. The Bank had no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2023, 2022, or 2021.

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

	December 31, 2023
		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]	Total
Assets
Cash and due from banks	$31	$31	$—	$—	$—	$31
Interest-bearing deposits	3,481	—	3,481	—	—	3,481
Securities purchased under agreements to resell	11,400	—	11,400	—	—	11,400
Federal funds sold	7,120	—	7,120	—	—	7,120
Trading securities	3,152	—	3,152	—	—	3,152
Available-for-sale securities	23,823	—	23,823	—	—	23,823
Held-to-maturity securities	852	—	847	3	—	850
Advances	122,530	—	122,512	—	—	122,512
Mortgage loans held for portfolio, net	9,967	—	9,051	30	—	9,081
Accrued interest receivable	582	—	582	—	—	582
Derivative assets, net	1,267	—	292	—	975	1,267
Other assets	39	39	—	—	—	39
Liabilities
Deposits	(1,039)	—	(1,039)	—	—	(1,039)
Consolidated obligations
Discount notes	(54,537)	—	(54,534)	—	—	(54,534)
Bonds	(116,961)	—	(116,121)	—	—	(116,121)
Total consolidated obligations	(171,498)	—	(170,655)	—	—	(170,655)
MRCS	(12)	(12)	—	—	—	(12)
Accrued interest payable	(1,023)	—	(1,023)	—	—	(1,023)
Derivative liabilities, net	(7)	—	(101)	—	94	(7)

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

Trading and AFS Investment Securities. The Bank’s valuation technique incorporates prices from multiple designated third-party pricing vendors, when available. The pricing vendors generally use various proprietary models to price investment securities. The inputs to those models are derived from various sources including, but not limited to, benchmark securities and yields, reported trades, dealer estimates, issuer spreads, bids, offers, and other market-related data. Since many investment securities do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established process in place to challenge investment valuations, which facilitates resolution of questionable prices identified by the Bank. Periodically, the Bank conducts reviews of its pricing vendors to confirm and further augment its understanding of the vendors’ pricing processes, methodologies, and control procedures for investment securities.

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

As of December 31, 2023 and 2022, multiple prices were received for the majority of the Bank’s trading and AFS investment securities. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	December 31, 2023
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S. Treasury obligations	$—	$2,925	$—	$—	$2,925
Other U.S. obligations	—	68	—	—	68
GSE and TVA obligations	—	49	—	—	49
Other non-MBS	—	110	—	—	110
Total trading securities	—	3,152	—	—	3,152
Available-for-sale securities
Other U.S. obligations	—	328	—	—	328
GSE and TVA obligations	—	344	—	—	344
State or local housing agency obligations	—	458	—	—	458
Other non-MBS	—	160	—	—	160
U.S. obligations single-family MBS	—	4,398	—	—	4,398
GSE single-family MBS	—	180	—	—	180
GSE multifamily MBS	—	17,955	—	—	17,955
Total available-for-sale securities	—	23,823	—	—	23,823
Derivative assets, net
Interest-rate related	—	291	—	975	1,266
Mortgage loan purchase commitments	—	1	—	—	1
Total derivative assets, net	—	292	—	975	1,267
Other assets	39	—	—	—	39
Total recurring assets at fair value	$39	$27,267	$—	$975	$28,281
Liabilities
Discount notes[2]	$—	$(47,442)	$—	$—	$(47,442)
Derivative liabilities, net
Interest-rate related	—	(100)	—	94	(6)
Forward settlement agreements (TBAs)	—	(1)	—	—	(1)
Total derivative liabilities, net	—	(101)	—	94	(7)
Total recurring liabilities at fair value	$—	$(47,543)	$—	$94	$(47,449)

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

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	December 31, 2022
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S Treasury obligations	$—	$2,501	$—	$—	$2,501
Other U.S. obligations	—	76	—	—	76
GSE and TVA obligations	—	49	—	—	49
Other non-MBS	—	146	—	—	146
GSE multifamily MBS	—	45	—	—	45
Total trading securities	—	2,817	—	—	2,817
Available-for-sale securities
Other U.S. obligations	—	758	—	—	758
GSE and TVA obligations	—	470	—	—	470
State or local housing agency obligations	—	449	—	—	449
Other non-MBS	—	240	—	—	240
U.S. obligations single-family MBS	—	3,676	—	—	3,676
GSE single-family MBS	—	210	—	—	210
GSE multifamily MBS	—	9,460	—	—	9,460
Total available-for-sale securities	—	15,263	—	—	15,263
Derivative assets, net
Interest-rate related	—	237	—	406	643
Other assets	35	—	—	—	35
Total recurring assets at fair value	$35	$18,317	$—	$406	$18,758
Liabilities
Discount notes[2]	$—	$(44,531)	$—	$—	$(44,531)
Derivative liabilities, net
Interest-rate related	—	(218)	—	214	(4)
Total recurring liabilities at fair value	$—	$(44,749)	$—	$214	$(44,535)

1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

2    Represents financial instruments recorded under the fair value option.

FAIR VALUE ON A NON-RECURRING BASIS

The Bank measures certain impaired mortgage loans held for portfolio at Level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. At both December 31, 2023 and 2022, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $1 million. These fair values were as of the date the fair value adjustment was recorded during the years ended December 31, 2023 and 2022.

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

For the year ended December 31, 2023, net losses on financial instruments held under fair value option (i.e., discount notes) were $92 million compared to net gains of $106 million and $1 million in 2022 and 2021. The Bank determined no credit risk adjustments for nonperformance were necessary. In determining that no credit risk adjustments were necessary, the Bank considered the following factors:

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

The following table summarizes the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected (dollars in millions):

	December 31, 2023
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount notes	$48,164	$47,442	$(722)

	December 31, 2022
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount notes	$45,244	$44,531	$(713)

Note 14 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At December 31, 2023 and 2022, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was $1,032.1 billion and $1,027.1 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	December 31, 2023			December 31, 2022
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1,2]	$9,278	$118	$9,396	$6,566
Standby bond purchase agreements[2]	83	769	852	736
Commitments to purchase mortgage loans	112	—	112	46
Commitments to issue bonds	47	—	47	3,200
Commitments to issue discount notes	551	—	551	202
Commitments to fund advances[2]	2,123	40	2,163	128
1    Excludes commitments to issue standby letters of credit, when applicable. At both December 31, 2023 and 2022, the Bank had no commitments to issue standby letters of credit.

2    The Bank has deemed it unnecessary to record any liability for credit losses on these agreements at December 31, 2023 and 2022, based on its credit extension and collateral policies.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The maturities of standby letters of credit outstanding at December 31, 2023 are currently no later than 2038. The carrying values of guarantees related to standby letters of credit are recorded in “Other liabilities” on the Statements of Condition and amounted to $4 million and $2 million at December 31, 2023 and 2022.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing finance agencies within its district pursuant to which, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the bonds until the designated marketing agent can find a suitable investor or the state housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. At December 31, 2023, the Bank had standby bond purchase agreements with seven state housing finance agencies. The maturities of standby bond purchase agreements outstanding at December 31, 2023 are currently no later than 2028. During the years ended December 31, 2023, 2022, and 2021, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at December 31, 2023 and 2022 is reported in “Note 7 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Commitments to Issue Consolidated Obligations. The Bank enters into commitments to issue consolidated obligations in the normal course of its business, generally that settle within 30 calendar days. At December 31, 2023, the Bank had commitments to issue $47 million and $551 million of consolidated obligation bonds and discount notes. At December 31, 2022, the Bank had commitments to issue $3.2 billion and $202 million of consolidated obligation bonds and discount notes.

Commitments to Fund Advances. The Bank enters into commitments to fund additional advances up to 24 months in the future. At December 31, 2023 and 2022, the Bank had commitments to fund advances of $2.2 billion and $128 million.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a FLA. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $178 million and $162 million at December 31, 2023 and 2022.
Legal Proceedings. The Bank is subject to various pending legal proceedings arising in the normal course of business. The Bank is not currently aware of any pending or threatened legal proceedings to which it is a party that it believes could have a material impact on its financial condition, results of operations, or cash flows.

Note 15 — Activities with Stockholders

The Bank is a cooperative. This means the Bank is owned by its customers, whom the Bank calls members. As a condition of membership in the Bank, all members must purchase and maintain membership capital stock based on a percentage of their total assets, subject to a minimum and maximum amount, as of the preceding December 31st. Each member is also required to purchase and maintain activity-based capital stock to support certain business activities with the Bank. All transactions with stockholders are entered into in the ordinary course of business. Refer to “Note 11 — Capital” for more information on our capital stock requirements

TRANSACTIONS WITH DIRECTORS’ FINANCIAL INSTITUTIONS

In the normal course of business, the Bank extends credit to its members whose directors and officers serve as Bank directors (Directors’ Financial Institutions). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms and conditions as those with any other member.

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	December 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Advances	$739	1	$317	—
Mortgage loans	124	1	143	2
Deposits	8	1	4	—
Capital stock	50	1	40	1

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including MRCS). At December 31, 2023 and 2022, the Bank had the following business concentrations with stockholders (dollars in millions):

	December 31, 2023
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.[3]	$1,676	24	$37,000	$7	$1,687
Superior Guaranty Insurance Company[4]	6	—	—	137	—
Total	$1,682	24	$37,000	$144	$1,687

	December 31, 2022
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.[3]	$1,290	21	$32,000	$9	$336
Superior Guaranty Insurance Company[4]	7	—	—	162	—
Total	$1,297	21	$32,000	$171	$336
1    Pursuant to applicable Finance Agency regulations, the Bank’s voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank’s capital stock.

2    Represents interest income earned on advances during the years ended December 31, 2023 and 2022. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

3    Wells Fargo Bank, N.A. had standby letters of credit outstanding totaling $900 million as of December 31, 2023 and had no standby letters of credit outstanding as of December 31, 2022.

4    Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A. and had no standby letters of credit outstanding as of December 31, 2023 and 2022.

Note 16 — Activities with Other FHLBanks

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the years ended December 31, 2023, 2022, and 2021 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2023
Chicago	$—	$2,005	$(2,005)	$—
New York	—	500	(500)	—
San Francisco	—	2,655	(2,655)	—
	$—	$5,160	$(5,160)	$—
2022
Chicago	$—	$1	$(1)	$—
San Francisco	—	2,030	(2,030)	—
	$—	$2,031	$(2,031)	$—
2021
Chicago	$—	$301	$(301)	$—

The following table summarizes borrowing activity from other FHLBanks during the years ended December 31, 2023, 2022, and 2021 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2023
Boston	$—	$450	$(450)	$—
Cincinnati	—	750	(750)	—
San Francisco	—	500	(500)	—
Topeka	—	565	(565)	—
	$—	$2,265	$(2,265)	$—
2022
Chicago	$—	$250	$(250)	$—
San Francisco	—	500	(500)	—
	$—	$750	$(750)	$—
2021
Chicago	$—	$5	$(5)	$—

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and communicated to our management, including our President and CEO, and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the annual period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment, management determined that our internal control over financial reporting was effective as of December 31, 2023. Additionally, the effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PwC, our independent registered public accounting firm. Refer to “Item 8. Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm” for their audit report.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The Board of Directors is responsible for monitoring our compliance with Finance Agency regulations and establishing policies and programs that carry out our mission. The Board of Directors adopts, reviews, and oversees the implementation of policies governing our advance, mortgage loan, investment, and funding activities. Additionally, the Board of Directors adopts, reviews, and oversees the implementation of policies that are designed to manage our exposure to various risks, including interest rate, liquidity, credit, operational, model, information security, legal, regulatory and compliance, DEI, strategic, and reputational, as well as capital adequacy.
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

Information regarding our current directors and executive officers is provided in the following sections. There are no family relationships among our directors or executive officers. The table below shows membership information for our Board of Directors at February 29, 2024:

				Expiration of
				Current Term As
		Member or		Director as of	Board
Director	Age	Independent	Director Since	December 31	Committees
Karl A. Bollingberg (chair)	61	Member	January 1, 2019	2026	a
John A. Klebba (vice chair)	67	Member	January 1, 2018	2025	a
Ruth B. Bennett	71	Independent	June 1, 2015	2024	a, b, d, h
Steven L. Bumann	70	Member	January 1, 2015	2025	b, c, d
Cleon P. Butterfield *	69	Independent	January 1, 2020	2027	d, g, h
Douglas L. DeFries	67	Member	January 1, 2022	2025	a, d, e, f
Kim R. DeVore	53	Member	January 1, 2023	2026	d, g, h
Edward A. Garding	74	Independent	August 30, 2021	2027	b, h
James W. Hunt	59	Member	January 1, 2021	2024	b, c
Amy K. Johnson	58	Independent	January 1, 2020	2027	a, d, f, g
Jon M. Jones	62	Member	January 1, 2021	2024	b, f
Joe R. Kesler	68	Member	March 9, 2018	2027	a, e, h
Wan-Chong Kung	63	Independent	January 19, 2022	2026	e, h
Russell J. Lau	71	Member	January 1, 2022	2025	b, c, d
Lauren M. MacVay	55	Member	January 1, 2018	2025	a, c, g
Elsie M. Meeks *	70	Independent	January 1, 2015	2026	a, b, d, f
Jason A. Meyerhoeffer	57	Member	June 25, 2019	2026	a, e, h
Siva G. Narendra	52	Independent	January 1, 2022	2025	c, g
Carol K. Nelson	67	Independent	January 1, 2021	2024	f, g
Jeff L. Plagge	68	Member	January 1, 2024	2027	c, e
Lisa A. Stange	59	Independent	January 1, 2024	2027	c, g
Robert J. Vogel	72	Member	January 1, 2024	2027	e, f

a)     Executive and Governance Committee

b)    Audit Committee

c)    Risk and Compliance Committee

d)    Housing and Community Investment Committee

e)     Member Committee

f)    Compensation Committee

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
Karl A. Bollingberg, the Board’s chair, has served as a director for Cornerstone Bank in Fargo, North Dakota, since June 2022. Mr. Bollingberg retired from Alerus Financial in July 2022. While at Alerus Financial, Mr. Bollingberg served as loan participation advisor from 2018 to 2022, and in various other roles, including director of lending, director of banking services, and regional president, since 1987. Prior to that, Mr. Bollingberg worked for U.S. Bank, N.A. from 1985 to 1987. Mr. Bollingberg is active in a number of civic organizations including advisory board member and chair for the Bank of North Dakota, and member and past chair of the Regional Airport Authority in Grand Forks, North Dakota. In addition, he previously served as a member and chair for the Regional Economic Development Corporation in Grand Forks, North Dakota and was campaign chairperson for the Community Violence and Intervention Center Shelter Project in Grand Forks, North Dakota. He earned his bachelor’s degree in agricultural economics from North Dakota State University and completed Louisiana State University School of Banking in 2000. Mr. Bollingberg’s position as a director of a member institution and his experience, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as the chair of the Executive and Governance Committee.
John A. Klebba, the Board’s vice chair, has been the CEO and chairman of the board of Legends Bank in Linn, Missouri, and its holding company, Linn Holding Company, since April 2018. He previously served as the president, CEO, and chairman of the board of Legends Bank and its holding company, Linn Holding Company, since February 2004. Mr. Klebba has been with Legends Bank since 1991. Prior to that, he was a partner in the Kansas City office of the law firm of Lewis Rice and Fingersh, where his practice concentrated on corporate and banking law. He is also the managing member of JHK Farm, LLC, a family-owned cow/calf operation in Osage County, Missouri. Mr. Klebba is a former member of the board of the American Bankers Association and a former chairman of the Missouri Bankers Association. He is currently the chairman of the Board of Regents of the State Technical College of Missouri, a member of the board of the Missouri Higher Education Savings Program, as well as a board member of a number of charitable organizations. Mr. Klebba holds both a Juris Doctor degree and MBA degree from the University of Notre Dame. Mr. Klebba’s position as an officer of a member institution and his experience, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as the vice chair of the Executive and Governance Committee.
Ruth B. Bennett has served as principal of RB Bennett Enterprises LLC, a real estate brokerage firm and property development company in Oregon and Washington, since 2008. In her role at RB Bennett Enterprises LLC, she develops, builds, and manages affordable housing. From 1973 to 2007, she served in various capacities at the Bonneville Power Administration, a federal electrical utility in Portland, Oregon, including COO from 2003 to 2007. She is a former board member of Vancouver Affordable Housing, Pacific Northern Environmental, First Independent Bank, the regional Columbia-Willamette YMCA, and Pacific Health SW Medical Center where she was a hospital board chair for three years. Ms. Bennett was elected to the board of the Seattle Bank in 2014 and served on the Seattle Bank’s board until the merger with the Bank in 2015. Ms. Bennett’s experience, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as chair of the Audit Committee and vice chair of the Housing and Community Investment Committee.
Steven L. Bumann has served as chief investment officer at BankWest, Inc. in Pierre, South Dakota, since January of 2022. He previously served as CFO from 1995 to 2021. Mr. Bumann has more than 38 years of banking experience and has held various leadership roles within the financial industry, including vice president and senior vice president roles at BankWest, Inc. He also earned his CPA license while working for a local CPA firm and spent time working for the South Dakota Department of Legislative Audit. Mr. Bumann served as chairman of the board of directors of the South Dakota Bankers Association in 2021. Past leadership roles include the Pierre School Board, the Pierre Chamber of Commerce and the South Dakota Retirement System Board of Trustees. Mr. Bumann’s position as an officer of a member institution and his experience, as indicated by his background, support his qualifications to serve on our Board of Directors.

Cleon P. Butterfield has served as a senior vice president and CFO for the Utah Housing Corporation since 2001. Mr. Butterfield joined the Utah Housing Corporation in 1979 and has held various leadership capacities during his tenure including treasurer, director of operations, and director of program development among others. Mr. Butterfield is a licensed CPA. Mr. Butterfield has served on multiple affordable housing councils and committees. He is also a former member of the State of Utah Alternative Dispute Resolution Council. Additionally, he is a guest lecturer teaching about how low-income housing tax credits and tax-exempt bond financing produce a viable solution for low-income housing needs. Mr. Butterfield’s experience, as indicated by his background, support his qualifications to serve as a Public Interest Independent Director on our Board of Directors.

Douglas L. DeFries retired as the president and CEO of both BOU Bancorp, Inc. and the Bank of Utah in December 2022, positions he held since 2011. Mr. DeFries continues to serve as a director of both BOU Bancorp, Inc. and the Bank of Utah. Mr. DeFries joined Bank of Utah in 1986 as vice president-controller and was named executive vice president and CFO in 1992. In 2005, he was elected to the board of directors of Bank of Utah. From 1984 to 1986, Mr. DeFries served as vice president-controller at American Savings and Loan Association. Mr. DeFries was a staff accountant and manager with Peat Marwick, Mitchell & Co (now KPMG LLC) from 1980 to 1984. His finance industry service includes involvement in several state and national organizations. Mr. DeFries has served on the Community Bank Council of the American Bankers Association as Utah Representative and administrative committee member from 2016 to present. Mr. DeFries was chairman of the Money Management Council for the Utah State Treasurer. Over the past 30 years, Mr. DeFries has had multiple appointments on the board of directors for the Utah Bankers Association including chairman in 2018 to 2019. Mr. DeFries has served on the Board of Trustees of Utah Housing Corporation from 2011 to 2016 and as chairman in 2016. Mr. DeFries was also the chairman of the American Institute of Banking from 1995 to 1996. Mr. DeFries is also actively involved in the community and volunteers on several boards and organizations. Mr. DeFries’ past contributions include serving on the board of directors of the Ogden/Weber Chamber of Commerce, United Way of Northern Utah, and the Institutional Review Board for Intermountain Healthcare. Mr. DeFries holds a BA degree in Accounting from Utah State University, graduating magna cum laude. He also earned an MBA degree from Utah State University. Mr. DeFries’ position as a director of a member institution and his experience, as indicated by his background, support his qualification to serve on our Board of Directors. He currently serves as chair of the Compensation Committee.

Kim R. DeVore has served as the president and CEO of Jonah Bank in Cheyenne, Wyoming since 2020. Ms. DeVore previously served as CFO of Jonah Bank, since 2006. Ms. DeVore’s previous banking responsibilities include teller, operations, new accounts, cash management, as well as numerous other positions. Ms. DeVore is active in community organizations including the Two Fly Foundation, The Lyric, and the Central Wyoming Boys & Girls Club. She was the chair of the capital fundraising and development of WyoTowne at AmeriTowne; a program to teach fifth graders about civic and financial responsibility along with America’s free enterprise system and their important role in its success. Ms. DeVore has served on the Wyoming Business Council since 2015. Ms. DeVore is vice president of the Federal Reserve Bank’s Community Depository Institution Advisory Council for the Federal Reserve Bank. Ms. DeVore’s position as an officer of a member institution and her experience, as indicated by her background, support her qualifications to serve on our Board of Directors.

Edward A. Garding retired as president and CEO of First Interstate BancSystems, in Billings, MT in 2016. Mr. Garding spent more than 40 years with First Interstate BancSystems during which he held many management positions including chief credit officer, CRO, COO and corporate and government relations officer. Mr. Garding has served on several banking industry boards including serving as chairman of the Wyoming Bankers Association, Pacific Coast Banking School Board, and Montana Bankers Association. He was also a member of the Fannie Mae Western Region Advisory Board. He served as the Interim Dean of the College of Business at Montana State University Billings, a position he held during the 2018 to 2023 fiscal years, and is now retired from that position. Mr. Garding’s experience, as indicated by his background, support his qualifications to serve as an Independent Director on our Board of Directors.
James W. Hunt has served as senior vice president and CFO of OnPoint Community Credit Union in Portland, Oregon, since May of 2009. Prior to joining OnPoint, Mr. Hunt spent eight years serving in several positions within the finance division of Washington Mutual in Seattle, most recently as a senior vice president within the treasury department. From 1987 to 2001, he held a variety of finance positions within Fleet Mortgage Group in Columbia, South Carolina. For seven years, Mr. Hunt served on the board of directors of Financial Beginnings, a non-profit financial education organization benefiting students and young adults in Oregon and Washington. He earned a Bachelor of Business Administration in Finance from Francis Marion College in South Carolina in 1987, and is a CPA (inactive) in Oregon and CFA. Mr. Hunt’s position as an officer of a member institution and his experience, as indicated by his background, support his qualifications to serve on our Board of Directors.
Amy K. Johnson retired from her position as global head of operations for Columbia Threadneedle Investments, the investment management division of Ameriprise Financial, Inc. in Minneapolis, Minnesota, in June 2019. Ms. Johnson held her position as global head of operations for Columbia Threadneedle Investments from April 2016 to June 2019 and previously served in several positions at Columbia Threadneedle Investments and its predecessors and affiliates since 2001. Her most recent roles included president of Ameriprise Trust Company from November 2006 to April 2017 and Columbia Threadneedle Investments COO - North America from May 2010 to April 2016. Ms. Johnson has been a board member of Friends of Ngong Road since 2009 and currently serves as COO, a volunteer position. Based in Minneapolis, Minnesota, its mission is to transform the lives of children impacted by AIDS and HIV in Nairobi, Kenya, through education and support. Ms. Johnson has served as a member of the Board of Trustees for Parnassus Funds since 2022. Ms. Johnson’s experience, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as chair of the Technology Committee.

Jon M. Jones has served as the president and CEO of Washington Business Bank in Olympia, Washington since 2007. Prior to joining Washington Business Bank, Mr. Jones worked for his own company, Jones Financial Strategies, as a bank consultant and commodities trader. He previously worked for Venture Bank in Olympia, Washington in various roles for 15 years. Mr. Jones started his career in finance at Peoples Bank and Trust in Waterloo, Iowa, where he worked as a credit analyst. Mr. Jones then moved on to be a commercial lending officer at Northwest Bank and Trust in Davenport, Iowa before moving to Washington in 1990. Mr. Jones is a member and past chairman of the board of the Washington Bankers Association. Additionally, he is a past chairman of both the Thurston County Chamber of Commerce and the South Sound YMCA. Mr. Jones is also a member of the Olympia Roundtable. Mr. Jones is a 1984 graduate of the University of Northern Iowa with a BA in Finance and is a 1996 graduate of the Pacific Coast Banking School at the University of Washington. Mr. Jones’ position as an officer of a member institution and his experience, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Audit Committee and vice chair of the Compensation Committee.
Joe R. Kesler has served as a director of First Montana Bank in Missoula, Montana, and its holding company, First National Bancorp, Inc., since 2005. Mr. Kesler served as the president and CEO of First Montana Bank from 2005 to February 2018 and has over 40 years of experience in the banking industry. Mr. Kesler has served in various community leadership roles, including president of the Chamber of Commerce, director of a small business incubator, director of business development corporations, director of state banking trade associations, member of service clubs such as Rotary, and leader or director for community nonprofits like symphony boards and churches. Mr. Kesler’s position as a director of a member institution and his experience, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Member Committee.
Wan-Chong Kung has served as funds director of Securian Funds Trust since October 2022. Ms. Kung has served as an independent trustee on a multiple series trust with US Bancorp Global Fund Services, where she has been a member of the audit and governance committees, since 2020. Ms. Kung served as the senior vice president, senior fund manager, head of rates strategy at Nuveen Asset Management from 2011 to 2019. Prior to that, Ms. Kung spent 12 years serving as a managing director and fund manager at US Bancorp Asset Management. Ms. Kung is a CFA and holds an MBA in management information systems from the University of Minnesota. Ms. Kung’s experience, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as vice chair of the Finance Committee.

Russell J. Lau has served as the chairman and CEO of Finance Factors Limited, a minority depository FDIC insured institution based in Honolulu, Hawaii, since 1998. Mr. Lau has served as the chairman, president, and CEO of Finance Enterprises, Ltd., the parent company, since 2004. In connection with his service with Finance Enterprises, he is the chairman and CEO of Finance Insurance, Ltd., a Hawaii independent insurance agency and chairman and CEO of Finance Realty, Ltd., and Waipono Inc., real estate investment/development and management companies. Mr. Lau previously served on the boards of both the Federal Home Loan Bank of Seattle from 2005 to 2015 and Des Moines from 2015 to 2017. Mr. Lau is a member and former president of the Hawaii Bankers Association Executive Committee. Mr. Lau is a member of the Financial Executives Institute. Mr. Lau is active in the community and is a member of the American Judicature Society (treasurer 2008 to 2023), Assets School (former treasurer), and is the current president of the Chinese Chamber of Commerce of Hawaii. Mr. Lau was formerly the chair of the East West Center Foundation and secretary of Catholic Charities, Palolo Chinese Home, St. Andrew’s Schools (former chair), and member of Aloha Council Boy Scouts of America, American Youth Soccer Organization, Leahi Soccer Coach, The Early School, and Junior Achievement. Mr. Lau became a member of the FDIC’s Minority Depository Institutions Subcommitteee to the Advisory Committee on Community Bank in May 2022. Mr. Lau has a bachelor’s and master’s degree in finance from the University of Puget Sound and the University of Oregon, respectively. He also graduated from Pacific Coast Banking School at the University of Washington. Mr. Lau’s position as an officer of a member institution and his experience, as indicated by his background, support his qualifications to serve on our Board of Directors.

Lauren M. MacVay is currently the CEO of True North Federal Credit Union in Juneau, Alaska, a position she has held since 2004. Ms. MacVay has 28 years of banking experience. Prior to her current role, she held various leadership and management roles after joining True North Federal Credit Union in 1995. Before relocating to Alaska and beginning her banking career, Ms. MacVay was a practicing attorney in Pennsylvania for several years. Ms. MacVay has held numerous board positions and currently serves on the board of directors of the Alaska Credit Union League and the Financial Reality Foundation. Ms. MacVay’s position as an officer of a member institution and her experience, as indicated by her background, support her qualifications to serve on our Board of Directors. She currently serves as chair of the Risk and Compliance Committee.

Elsie M. Meeks served as state director of the United States Department of Agriculture in South Dakota from July of 2009 to 2015. Prior to joining the United States Department of Agriculture, Ms. Meeks was the president and CEO of First Nations Oweesta Corporation. She was active in the development and management of Lakota Funds, a small business and micro-enterprise development financial institution on the Pine Ridge Indian Reservation in South Dakota and has served as its board chair since 2015. Ms. Meeks served on the U.S. Commission on Civil Rights, completing a six-year term. She currently serves on the board of the Native American Agricultural Fund, a national trust established through the federal court as a result of proven discrimination by the United States Department of Agriculture against Native American ranchers and farmers. She is a past director of the Northwest Area Foundation based in St. Paul, Minnesota. She has served as a director or council member of several national Native American organizations. Ms. Meeks’ experience, as indicated by her background, support her qualifications to serve as a Public Interest Independent Director on our Board of Directors. She currently serves as chair of the Housing and Community Investment Committee.

Jason A. Meyerhoeffer has served as president and CEO of First Federal Savings Bank of Twin Falls in Twin Falls, Idaho since 2017. Prior to his current position, Mr. Meyerhoeffer held various leadership roles at First Federal Savings Bank of Twin Falls since 1996, including serving as executive vice president and chief lending officer from 2002 to 2016. Mr. Meyerhoeffer’s banking career began in 1995 as a regional credit officer with West One Bank N.A. Mr. Meyerhoeffer has served as director of several business development corporations and state banking trade associations. Mr. Meyerhoeffer’s position as an officer of a member institution and his experience, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Finance Committee and vice chair of the Member Committee.

Siva G. Narendra is CEO of tyfone, Inc., a digital banking technology company in Portland, Oregon, he co-founded in 2004. Dr. Narendra has served as its CEO since 2011. Dr. Narendra is an inventor with more than 100 patents. Inventions he patented have led to the launch of OneIDLab, a digital security company, and iCashe, a digital payment fintech. Prior to becoming an entrepreneur, Dr. Narendra was a Senior Staff Scientist at Intel’s Corporate Technology Group where his contributions led to the issuance of 75 patents. Dr. Narendra is a published author and has more than 60 peer-reviewed papers. In addition to serving on the boards of the two technology companies he co-founded, tyfone, Inc. and iCashe, Dr. Narendra is on the board of OnPoint Community CU Foundation and was a board member at OnPoint Community Credit Union from 2017 to 2020. Dr. Narendra holds a Ph.D. in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology in Cambridge, Massachusetts. Dr. Narendra’s experience, as indicated by his background, support his qualifications to serve as an Independent Director on our Board of Directors. He currently serves as vice chair of the Risk and Compliance Committee.

Carol K. Nelson served as CEO and president of Monzo, Inc. from 2021 to 2022. Ms. Nelson served as a strategic advisor to Monzo in its application for a national bank charter for Monzo Bank USA N.A from 2019 to 2021. She was an executive for KeyBank from 2015 to 2019. Ms. Nelson served as KeyBank’s pacific region executive and market president, was a member of KeyBank’s executive council, and director and trustee for the KeyBank Foundation. Ms. Nelson was appointed by Governor Inslee to serve as the CEO of the Washington State Department of Revenue from January 2013 to 2015. She served as the CEO and president of Cascade Bank in Everett, Washington from January 2001 to June 2011. She began her banking career at Seafirst Bank which was acquired by Bank of America in 1982 and served in several positions culminating as senior vice president and northern region executive. Ms. Nelson currently serves as chair of the board of the Washington State Major League Baseball Public Facilities District and as vice chair of the board of Delta Dental of Washington. She is a past chair of the board for United Way of King County and is a former director of the Federal Reserve Bank of San Francisco, Seattle Branch, serving two terms (2007 to 2009 and 2015 to 2017). She is a past board member of Pacific Coast Banking School and a past board chair of the Washington Bankers Association. She earned a BA in Finance and an MBA from Seattle University. Ms. Nelson’s experience, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as vice chair of the Technology Committee.

Jeff L. Plagge has served as a director for Northwest Bank in Spencer, Iowa since 2009. Mr. Plagge has worked in the banking industry for over 42 years. Mr. Plagge served as president and CEO of Northwest Financial Corporation in Arnolds Park, Iowa from 2009 to 2019. Prior to that, Mr. Plagge served as president and CEO of First National Bank in Waverly, Iowa and president, CEO and chairman of Midwest Heritage Bank in West Des Moines, Iowa. Mr. Plagge served as the Iowa Superintendent of Banking for the Iowa Division of Banking, a Governor-appointed position he held from 2019 to 2023. Mr. Plagge also serves on the boards of the Conference of State Bank Supervisors in Washington, D.C. and American Bankers Mutual Insurance, LTD., in Cleveland, Ohio. Mr. Plagge served as chairman of the Iowa Bankers Association, chairman of the American Bankers Association, and former board member of the Chicago Federal Reserve Bank. Additionally, Mr. Plagge served as chairman of the Federal Reserve Bank of Chicago Community Depository Institution Advisory Council, was a member of the Federal Reserve Board of Governors Community Depository Institution Advisory Council, chairman of the Clearing House Faster Payments Task Force, chairman of Delta Dental of Iowa, and many other industry, non-industry and community-related boards, committees, and task forces throughout his career. Mr. Plagge received his bachelor’s degree in agriculture business from Iowa State University and is a graduate of the Graduate School of Banking at the University of Colorado - Boulder. Mr. Plagge’s position as a director of a member institution and his experience, as indicated by his background, support his qualifications to serve on our Board of Directors.
Lisa A. Stange is strategic advisor to Clearwater Analytics, an investment accounting and analytics software provider, in Boise, Idaho. She has held this position since 2020, where she provides consulting services to insurance companies, asset managers and government entities on topics including investment accounting and risk management. With over 25 years of experience in insurance company leadership positions, Ms. Stange previously served as chief investment officer of Homesteaders Life Company from 2017 to 2019, chief investment officer and treasurer of EMC Insurance Companies from 2009 to 2014, and in investment roles including portfolio manager at Principal Global Investors from 1989 to 2008. During her career, Ms. Stange has gained valuable leadership experience and knowledge in the areas of operations and business-risk management, mortgages and other related investments, derivatives, and capital markets. Ms. Stange served as a Governor-appointed trustee on the board of the Iowa Public Employees’ Retirement System for 12 years ending in 2023. Ms. Stange currently serves on the Investment Board of the Des Moines Art Center Foundation and the Finance Advisory Board at the University of Iowa Tippie School of Business. Ms. Stange received her Bachelor of Business Administration degree in 1988 and MBA in Finance in 1989 from the University of Iowa. She holds the CFA designation. Ms. Stange’s experience, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors.
Robert J. Vogel is chairman of the board for New Market Bank in Elko New Market, Minnesota, a position he has held since 2014. Mr. Vogel joined New Market Bank in 1975 as a cashier. During his tenure, Mr. Vogel held multiple positions including executive vice president and served as president and CEO for 26 years. Mr. Vogel also currently serves as president and chairman for Market Bancorporation, New Market Bank’s holding company, a position he has held since 1987. Mr. Vogel has extensive public service experience including serving in the Minnesota House of Representatives beginning in 2014, where he was re-elected for two additional terms before his retirement in 2021. His major committee assignments included chief author, initial chair of the legislative budget office, labor - minority lead, ways and means - vice chair, commission on pensions and retirements, and the commission on employee relations. He also served on the Scott County Board of Commissioners from 2002 to 2009. Other experience includes Mr. Vogel’s time serving as a strategic plan consultant, facilitating more than 25 strategic plans over 15 years, for both the private and public sector. Mr. Vogel is an active member in several organizations, including the Lions Club, New Prague Rotary Club, and Lakeville Chamber of Commerce. In 2000, Mr. Vogel was honored with the University of St. Thomas Business Excellence Award in Community Service. Mr. Vogel earned his BA in Finance from the College of St. Thomas in St. Paul, Minnesota. Mr. Vogel’s position as a director of a member institution and his experience, as indicated by his background, support his qualifications to serve on our Board of Directors.

Executive Officers
The following persons currently serve as executive officers of the Bank:

			Position Held
Executive Officer	Age	Position Held	Since
Kristina K. Williams	59	President and Chief Executive Officer	January 2020
James G. Livingston	58	Chief Financial Officer	January 2023
Joelyn R. Jensen-Marren	58	Chief Risk and Compliance Officer	January 2023
William W. Osborn	58	Chief Business Officer	August 2020
Kevin T. Larkin	55	Chief Information Officer	March 2020
Katherine A. Steinke	55	Chief Human Resources Officer	December 2021
Robert W. Dixon	49	General Counsel and Corporate Secretary	September 2022
Kelly E. Rasmuson	61	Chief Audit Executive	June 2016
Deborah G. Baldwin	62	Chief Diversity, Equity, and Inclusion Officer	May 2020
Cherie Schuler	59	Senior Director of Member and Financial Operations	June 2022

Kristina K. Williams is currently serving as President and CEO, a position she has held since January 2020. She began her association with the Federal Home Loan Bank System in 2004. Prior to her current role, she served as the COO of the Pittsburgh Bank, a position she held from 2011 to 2019. In that role, Ms. Williams had responsibility for all member-facing departments, including community investment, communications, product delivery, member services, and IT. In her 15 years with the Pittsburgh Bank she also held positions of chief accounting officer, CFO, and acting CRO. Prior to working for the Pittsburgh Bank, Ms. Williams spent 12 years with PNC Financial Services in its wholesale bank and six years in public accounting. She is currently serving on the boards of Greater Des Moines Habitat for Humanity and the Greater Des Moines Partnership. She formerly served as vice chair of the West Liberty University Board of Governors. Ms. Williams also previously served as the development committee chair of the board of directors for Strong Women Strong Girls of Pittsburgh. Ms. Williams has an undergraduate degree from West Liberty University and Masters of Professional Accountancy from West Virginia University. She is also a CPA (inactive) and received an honorary Doctor of Humane Letters degree from West Liberty University in 2015.

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

Joelyn R. Jensen-Marren is currently serving as CRCO, a position she has held since January 2023. In her role, Ms. Jensen-Marren has responsibility for the Bank’s enterprise risk management area, including credit risk, market risk, operational risk, and model risk. Ms. Jensen-Marren previously served as the CFO beginning in June 2019. Prior to serving as CFO, Ms. Jensen-Marren served as senior vice president, director of portfolio strategy from 2014 to 2019. Ms. Jensen-Marren joined the Bank in 1999 and has served in various leadership roles. She currently serves on the Polk County Housing Trust Fund Board. Ms. Jensen-Marren received her undergraduate degree from Iowa State University with a Master’s degree from the University of Colorado, Denver.

William W. Osborn is currently serving as CBO, a position he has held since August 2020. Mr. Osborn is responsible for the Bank’s member-facing departments, including community investment, funding product group, member strategies and marketing, and the mortgage product group. Prior to joining the Bank, he served as senior vice president and CFO of the Topeka Bank, a position he held from 2010 to 2020. Mr. Osborn also served as director of product profitability and pricing of the Topeka Bank from 2006 to 2007. Mr. Osborn was promoted to director of banking strategies in January 2008, to first vice president in April 2008, and to senior vice president in April 2009. Mr. Osborn is a CFA and member of the CFA Institute. Mr. Osborn received his undergraduate degree from Brigham Young University and MBA degree from Westminster College.

Kevin T. Larkin is currently serving as CIO, a position he has held since March 2020. Mr. Larkin oversees the Bank’s IT, information security, enterprise procurement and vendor management, and business resiliency and facility management departments. Prior to joining the Bank, Mr. Larkin served as vice president, managing director, IT operations of the Chicago Bank since 2019. He previously served as the vice president, managing director, IT risk, compliance, and administration of the Chicago Bank from 2018 to 2019. Prior to joining the Chicago Bank, Mr. Larkin served as assistant vice president of business systems and IT governance for Illinois Mutual Life Insurance from 2014 to 2018. In addition, Mr. Larkin previously served as the director of business solutions for the Pittsburgh Bank from 2001 to 2014. He has earned a bachelors degree from Gannon University and both an MBA degree and Master’s in Information Systems Management from Duquesne University.

Katherine A. Steinke is currently serving as CHRO, a position she has held since December 2021. Ms. Steinke has management responsibility for the human resources department. Prior to joining the Bank, Ms. Steinke previously served as vice president, human resources, for Farm Credit Services of America in Omaha, Nebraska from 2017 to 2021. Prior to her tenure at Farm Credit Services of America, she served as director, human resources at Glacial Lakes Energy in Watertown, South Dakota from 2011 to 2017. Ms. Steinke earned her undergraduate degree from the University of Nebraska Medical Center and a Master’s in HR Management/Labor and Employment Relations from Penn State University.

Robert W. Dixon is currently serving as General Counsel and Corporate Secretary, a position he has held since September 2022. Mr. Dixon has management responsibility for the Bank’s legal department and government relations. He advises management and the Board of Directors on all legal matters impacting the Bank, including those involved with establishing or changing business direction, as well as all matters concerning SEC reporting and corporate governance. Mr. Dixon previously served as Vice President and Deputy General Counsel from 2021 to 2022 and Vice President and Associate General Counsel from 2013 to 2021. Prior to joining the Bank, Mr. Dixon practiced law at Davis Brown Law Firm in Des Moines, Iowa from 2010 to 2013 and at Vedder Price P.C. in Chicago, Illinois from 2001 to 2010. Mr. Dixon received his undergraduate degree from the University of Iowa and his Juris Doctor degree from Drake University Law School. He graduated from the Greater Des Moines Leadership Institute in 2013 and served as Board President for Big Brothers Big Sisters of Central Iowa from 2021 to 2023.

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

Deborah G. Baldwin is currently serving as Chief DEI Officer, a position she has held since May 2020. In this role, Ms. Baldwin oversees all aspects of the Banks’ DEI efforts, as well as the Bank’s OMWI. Prior to joining the Bank, she consulted on diversity and inclusion strategy development and execution from 2018 to 2020. Prior to consulting, Ms. Baldwin was the deputy director, OMWI, at the National Credit Union Administration from 2016 to 2018. In addition, Ms. Baldwin previously served as assistant vice president, diversity and inclusion, at the Federal Reserve Bank of Chicago from 2011 to 2014. Ms. Baldwin received her undergraduate degree from Georgia State University and holds certifications in unconscious bias training and the Intercultural Development Inventory designed to assess cross-cultural competence.

Cherie Schuler is currently serving as the Senior Director of Member and Financial Operations, a position she has held since June 2022. Ms. Schuler previously served as Director of Member Financial Operations from 2018 to 2022, and has held various roles since joining the Bank in 1984. In her role, Ms. Schuler oversees the member and financial operations of the Bank, which includes the advance funding desk, membership, collateral management, and other bank operations. She also serves as the Office of Foreign Assets Control officer. Ms. Schuler earned her business degree from Upper Iowa University and obtained a certification from the Banking Administration Institute Graduate School of Operations and Payments. Ms. Schuler is also an Accredited Automated Clearing House Professional.

Code of Ethics
We have adopted a Code that sets forth the guiding principles and rules of conduct by which we operate and conduct our daily business with our customers, vendors, shareholders, and fellow employees. The Code applies to all of our directors, officers, and employees. The purpose of the Code is to promote honest and ethical conduct and compliance with the law, particularly as it relates to the maintenance of our financial books and records and the preparation of our financial statements. The Code can be found on our website at www.fhlbdm.com. We disclose on our website any amendments to, or waivers of, the Code. The information contained in or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC.

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
The members of our Audit Committee for 2024 are Ruth Bennett (chair), Jon Jones (vice chair), Steven Bumann, Edward Garding, James Hunt, Russell Lau, and Elsie Meeks. The Audit Committee held a total of 13 meetings in 2023. As of February 29, 2024, the Audit Committee has held one meeting in 2024 and is scheduled to hold 11 meetings throughout the remainder of 2024. Refer to Exhibit 99.1 of this 2023 Annual Report for the Audit Committee Report.
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

This section describes and analyzes our 2023 executive compensation program for:

•the executive officer serving as CEO during 2023;

•the executive officer serving as CFO during 2023; and

•the three other most highly compensated executive officers who were serving as executive officers on December 31, 2023.

These executive officers are collectively referred to as our NEOs.

During 2023, we had certain changes to our executive team. On January 1, 2023, Ms. Jensen-Marren, formerly CFO, became CRCO. Effective January 17, 2023, Mr. Livingston became CFO.

This Compensation Discussion and Analysis includes the following parts:

Compensation Philosophy

Our compensation philosophy, practices, and principles are important to our business strategy. Our philosophy assists us in attracting, retaining, and engaging employees with the skills and talent we need to create and implement strategies critical to our long-term success, ensuring we bring value for our members. Our executive compensation practices provide a framework to ensure an appropriately balanced approach to compensation through a combination of base salary, benefits, and annual and deferred cash incentive awards. Although we refine our compensation programs as economic conditions and competitive practices change, we strive to maintain consistency in our philosophy and approach with respect to executive compensation.

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

In 2023, we executed on our executive compensation philosophy to provide competitive compensation to our NEOs that was aligned to the achievement of business objectives and Bank performance.

Elements of Executive Compensation

Our executive compensation program is comprised of the following elements: (i) base salary, (ii) an EIP that includes a 50 percent annual cash award and a 50 percent deferral of the incentive award, (iii) retirement benefits, (iv) health and welfare benefits, (v) the potential for payments in the event of termination, (vi) limited perquisites, and (vii) other amounts as defined. The following discussion provides more detail for each of these elements.

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

EXECUTIVE INCENTIVE PLAN

In December 2022, the Compensation Committee approved the 2023 EIP, and in February 2023, approved the Bank-wide goal measures. In addition, we received a non-objection letter from the Finance Agency for our 2023 EIP in March 2023. The EIP includes an annual cash incentive and a deferred cash incentive. The Compensation Committee considers a variety of safety and soundness measures to determine the appropriate incentive payouts, such as (i) operational errors or omissions that result in material revisions to the financial results, information submitted to the Finance Agency, or data used to determine incentive payouts, (ii) untimely submission of information to the SEC, Office of Finance, or Finance Agency, (iii) failure to make sufficient progress, as determined by the Finance Agency, in the timely remediation of examination, monitoring, and other supervisory findings and matters requiring attention, (iv) failure to make sufficient progress in improving Finance Agency examination ratings, or (v) whether the Bank has sufficient capital to pay dividends and repurchase member stock. If one of the above occurs, the Compensation Committee will consider the facts and circumstances and reduce incentive awards commensurate with the materiality of the exception relative to our financial and operational performance and financial reporting responsibilities.

Under the EIP, our NEOs are required to defer 50 percent of their total cash incentive for three years following the end of the performance plan period. The 2023 deferred opportunities are payable in 2027. Beginning in 2021, the deferred opportunities include a four percent interest rate, credited annually. All deferred opportunities, including interest, are subject to the Bank’s sustained achievement of the safety and soundness measures described above and approvals by the Compensation Committee and Board of Directors. Prior to 2021, the deferred opportunities were also subject to the quarterly average of our MVCS. For more information on the calculation of deferred awards prior to 2021, refer to “Item 11. Executive Compensation — Elements of Executive Compensation” in our 2020 Form 10-K.

The 2023 EIP provides that unless otherwise directed by the Compensation Committee, payments under the EIP shall be made in a lump sum through regular payroll distribution, typically within 75 days after the end of the calendar year for which the performance or deferral period is ended, but in any event by the end of the calendar year following the performance or deferral period.

Under the EIP, the Compensation Committee may determine an NEO is not eligible to receive an incentive payout if the respective NEO (i) has not achieved a performance level of “meets expectations” or higher evaluation of overall performance during a performance period or deferred performance period, (ii) is subject to any disciplinary action or probationary status at the time of payout, or (iii) fails to comply with regulatory requirements or standards, internal control standards, professional standards or any internal standard, or fails to perform responsibilities assigned under our SBP.

For additional information about our EIP, see “EIP Award Opportunities” and “EIP Performance Measures and Results” in this Item 11.

RETIREMENT BENEFITS
We have one qualified defined contribution benefit plan, the DC Plan. We also offer the BEP, a nonqualified retirement plan which includes a nonqualified defined contribution plan. The BEP allows the NEOs to receive amounts they would have been entitled to receive under the DC Plan had the plan not been subject to Internal Revenue Code contribution limitations.
We previously participated in the DB Plan, a tax-qualified defined benefit pension plan. In August of 2016, our Board of Directors elected to freeze the DB Plan effective January 1, 2017. After the freeze, participants no longer accrued new benefits under the DB Plan. On May 2, 2023, we completed a purchase agreement with Principal Life Insurance Company pursuant to which we transferred to them the future benefit obligations and annuity administration for participants under the DB Plan. As such, we are no longer a party to the DB Plan. For additional information, refer to the purchase agreement set forth in “Item 15. Exhibits and Financial Statements Schedules.”

The table below shows which retirement plans each NEO participates in:

NEO	Principal Position	Retirement Plans
Kristina K. Williams	President and CEO	DC Plan, BEP DC Plan
James G. Livingston	CFO	DC Plan, BEP DC Plan
William W. Osborn	CBO	DC Plan, BEP DC Plan
Joelyn R. Jensen-Marren	CRCO	DC Plan, BEP DC Plan
Kevin T. Larkin[1]	CIO	DC Plan

1    Mr. Larkin has previously participated in the BEP DC Plan; however, he did not contribute to the BEP DC Plan during 2023.

For additional information about our retirement benefits, see “Benefits and Retirement Philosophy” in this Item 11.

HEALTH AND WELFARE BENEFITS

Our NEOs are eligible for the same medical, dental, life insurance, and other benefits available to our full-time employees.

PAYMENTS IN THE EVENT OF TERMINATION

Our President and CEO has an employment agreement with us, which provides for payments in the event of termination based on certain triggering events. All other NEOs are subject to the Bank’s Executive Severance Plan, set forth in “Item 15. Exhibits and Financial Statements Schedules.” For additional details, see “Potential Payments Upon Termination or Change of Control” in this Item 11.

PERQUISITES

Our NEOs are eligible to receive perquisites as a convenience associated with their overall duties and responsibilities. Our President and CEO was eligible to receive a monthly car allowance. All NEOs generally qualify for certain other perquisites, such as financial planning assistance, mobile technology allowance, and/or relocation reimbursements. For additional details, see “Components of All Other Compensation” in this Item 11.

OTHER

Our NEOs may be eligible to receive a hiring bonus and other benefits. Ms. Williams received an additional contribution to her BEP DC Plan in 2021 after the completion of her first year of employment. Mr. Livingston received a hiring bonus in 2023. Mr. Osborn and Mr. Larkin each received a bonus in 2021 after the completion of their first year of employment.

Finance Agency Oversight - Executive Compensation

In addition to our internal processes, the Finance Agency has oversight authority over our executive compensation. The FHLBanks provide all compensation actions affecting their NEOs to the Finance Agency for review and non-objection.

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

Roles and Responsibilities of the Board of Directors, Compensation Committee and Management in Establishing Executive Compensation

Merit increases are based upon an evaluation of an NEO’s overall performance. Because of our size and the number of NEOs involved, our President and CEO recommends to the Compensation Committee merit increases for the other NEOs. The Board of Directors completes an evaluation of our President and CEO’s performance and the Compensation Committee recommends compensation for our President and CEO to the Board of Directors for approval. The Compensation Committee and our President and CEO consider overall performance in key focus areas aligned with our SBP for the year, and review NEO compensation relative to the market, in analyzing merit increases. Any employment or severance agreement for our President and CEO is also approved by the Board of Directors.

Throughout the year, the Board of Directors reviews our Bank-wide goals and achievement levels. When final Bank performance metrics for a calendar year are determined, the Compensation Committee reviews the performance results to determine the level of performance that has been achieved for purposes of making incentive compensation decisions for our NEOs. Our Compensation Committee approves the Bank-wide goals framework and approves the incentive awards comprised of Bank-wide goals.

Analysis Tools the Compensation Committee Uses

For 2023, the Compensation Committee engaged McLagan Partners to conduct an assessment and make recommendations regarding compensation for our executives based on the results of their competitive analysis. This included identification of sources of market data for purposes of the competitive compensation assessments of base pay and annual and deferred cash incentives. This analysis compared the compensation of our executives utilizing the following sources:

•Public disclosures (e.g., proxy statements and annual reports) for the top five highest paid executives at banks with assets between $10 billion and $20 billion;

•the FHLBank System; and

•Commercial banks included in the McLagan assessment.

The primary market comparison for their assessment was commercial banks from the McLagan data and the other FHLBanks. This was used to determine the market median for each position, which the Compensation Committee and President and CEO used to inform themselves regarding trends in compensation practices and as a comparison check against general market data. When using FHLBank System comparisons, our executives are compared to the same position within the FHLBanks. When using commercial bank comparisons, our executive positions are compared to roles with similar overall responsibility.

Compensation Decisions in 2023

How we compensate our NEOs sets the tone for how we administer pay throughout the entire Bank. For 2023, our Compensation Committee considered numerous factors (including those previously discussed) before deciding on the appropriate total compensation for our NEOs, in the context of the current business, operating, and regulatory environment, which are more fully described in the following narrative.

BASE SALARY LEVELS

The Compensation Committee followed its historical practice of adjusting base salaries after a review of individual performance and current compensation of our NEOs. The Compensation Committee determined that an increase in our President and CEO’s base salary for 2023 was appropriate and, based on the President and CEO’s recommendations, that increases for the other NEOs were appropriate based on (i) each NEOs’ individual performance, contributions to the Bank, length of time in position, and changes in responsibilities, if applicable, and (ii) a review of the McLagan Partners’ executive compensation survey data. The NEOs’ base salaries, presented in the “Summary Compensation Table” in this Item 11, become effective January 1st of each year, unless described otherwise.

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

Awards are paid to our NEOs based upon the achievement level of Bank-wide goals as determined by the Compensation Committee. In addition, 50 percent of the incentive award for NEOs is deferred for three years following the end of the performance period, and subject to the Bank’s sustained achievement of the applicable safety and soundness measures, as defined in the EIP, and the Compensation Committee’s and Board of Directors’ approvals at the time of payment.

The annual and deferred EIP award opportunities for our NEOs in 2023 were a percentage of base salary as follows:

Title	Incentive Plan	Threshold	Target	Maximum
President and CEO	Annual	25.0%	42.5%	50.0%
	Deferred	25.0%	42.5%	50.0%
Other NEOs	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%

The following table provides estimated potential payouts under our EIP:

2023 Grants of Plan-Based Awards
	Estimated Future Payouts Under Non-Equity Incentive Plan Awards[1]
NEO	Threshold	Target	Maximum
Kristina K. Williams	$525,283	$892,981	$1,050,566
James G. Livingston	162,327	243,490	324,654
William W. Osborn	186,000	279,000	372,000
Joelyn R. Jensen-Marren	170,000	255,000	340,000
Kevin T. Larkin	170,000	255,000	340,000

1    Amounts consist of the annual incentive (50 percent of total incentive) and deferred incentive (50 percent of total incentive). The total deferred award payout may include four percent interest, credited annually, which is not included in the table above. All deferred incentive and interest payments are subject to the Bank’s sustained achievement of the 2023 safety and soundness measures and Compensation Committee’s and Board of Directors’ approvals at the time of payment.

EIP PERFORMANCE MEASURES AND RESULTS

In December 2022, the Compensation Committee approved the Bank-wide goals framework for 2023. In February 2023, the Compensation Committee approved the Bank-wide goal measures for 2023, which are summarized below:

i.Improvement of Advance Penetration is measured by the dollar amount of advance usage relative to each member’s total assets in the Bank’s district. The goal will be measured in comparison to the other Federal Home Loan Banks.

ii.Core Product Utilization is measured by the utilization of core products by all Bank members, including all advances, standby letters of credit, and MPF (including on balance sheet and off balance sheet).

iii.Reduction of Operational Risk is measured by the completion of projects and initiatives in 2023 according to scope, timelines and success measures approved by management.

iv.Spread Between AROCS and SOFR While Maintaining Market Value Sensitivity within Limits is a measure of profitability in which GAAP net income is adjusted for certain non-routine or unpredictable items. For additional information on our adjusted earnings measure, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Adjusted Earnings.”

v.DEI is a measure of our progress on DEI initiatives.

The Bank’s EIP design has historically included Bank-wide goals. This plan design has resulted in reasonable payouts to our NEOs. We believe this plan design has accomplished and driven the behaviors of all employees, including our NEOs, in accordance with our Board of Directors’ expectations.

For 2023, NEO incentive awards are tied entirely to the achievement of Bank-wide goals, with weighting determined by the Compensation Committee based upon the need for our NEOs to focus on certain strategic imperatives and/or strategies contained in our SBP.

When establishing the Bank-wide goals, the Compensation Committee and the Board of Directors anticipated that we would reasonably achieve the target level of performance aligned with objectives contained in our SBP. The maximum level provides a goal that is anticipated to be more challenging to reach, based on the previous year’s performance results and current market trends and conditions. The Bank-wide goal incentive awards are paid based on the actual results we achieve. The weightings for each goal area are generally aligned with our SBP and areas of key focus. The 2023 to 2025 SBP was approved by the Board of Directors in December 2022.

On a regular basis during 2023, management provided updates to the Board of Directors on the status of performance relative to Bank-wide goals. The following table provides the 2023 EIP Bank-wide goals for our NEOs as well as our performance results, which were approved by the Board of Directors in February 2024:

Bank-wide Goals	2023 Results	Threshold	Target	Maximum
Improvement of Advance Penetration (20% Weight)	6th in the FHLBank System	9th in the FHLBank System	7th in the FHLBank System	5th in the FHLBank System
Core Product Utilization (10% Weight)	73%	63%	66%	69%
Reduction of Operational Risk (30% Weight)	5/7	2/7	4/7	6/7
Spread Between AROCS and SOFR While Maintaining Market Value Sensitivity within Limits (30% Weight)	9.16%	5.05%	6.05%	7.05%
DEI (10% Weight)	5/5	2/5	3/5	5/5

The overall weighted achievement of the Bank-wide goals was 113.24 percent of target for our President and CEO and 125.00 percent of target for all other NEOs. Based on these results, the Compensation Committee awarded each NEO the amounts identified in the following table. We received a non-objection letter from the Finance Agency for the Bank-wide Performance awards in February 2024:

NEO	Annual Incentive[1]	Deferred Incentive[1]	Interest Earned on Deferred Incentive[2]	Total Bank-wide Performance Award
Kristina K. Williams	$505,606	$505,606	$33,080	$1,044,292
James G. Livingston	152,181	152,181	—	304,362
William W. Osborn	174,375	174,375	12,221	360,971
Joelyn R. Jensen-Marren	159,375	159,375	10,077	328,827
Kevin T. Larkin	159,375	159,375	9,851	328,601
1    Bank-wide performance award consists of an annual incentive (50 percent of total incentive), paid in 2024 and a deferred incentive (50 percent of total incentive). The deferred incentive amounts were earned as of December 31, 2023, but will not be paid until 2027, and remain subject to the Bank’s sustained achievement of the 2023 safety and soundness measures and Compensation Committee’s and Board of Directors’ approvals at the time of payment.
2    Represents four percent compounded interest earned on the 2021 deferred incentive, which will be paid in 2025, and four percent interest earned on the 2022 deferred incentive, which will be paid in 2026, subject to the Bank’s sustained achievement of all applicable safety and soundness measures and Compensation Committee’s and Board of Directors’ approvals at the time of payment.

The following table illustrates for each NEO the maximum amount of unpaid deferred awards as of December 31, 2023 distributable under the EIP for 2020, 2021, 2022, and 2023, assuming the Bank achieved all applicable safety and soundness measures and no additional discretion is exercised by the Board of Directors:

NEO	Amount Distributable in 2024[1]	Amount Distributable in 2025[2]	Amount Distributable in 2026[2]	Amount Distributable in 2027[2]	Total
Kristina K. Williams	$404,713	$393,480	$521,052	$568,738	$1,887,983
James G. Livingston	—	—	—	171,183	171,183
William W. Osborn	68,419	145,485	192,357	196,148	602,409
Joelyn R. Jensen-Marren	131,364	120,407	158,159	179,275	589,205
Kevin T. Larkin	98,724	116,354	156,023	179,275	550,376
1     Represents the 2020 deferred incentive awards payable in 2024, and includes the maximum MVCS multiplier of 110 percent.
2    Represents the 2021, 2022, and 2023 deferred incentive awards payable in 2025, 2026, and 2027, and includes four percent interest, compounded annually, over the three-year deferral period.

SUMMARY COMPENSATION TABLE

The following table provides compensation information for our NEOs, as applicable, for the years ended December 31, 2023, 2022, and 2021:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Non-Qualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Kristina K. Williams[4]	2023	$1,050,566	$—	$1,044,292	$—	$145,302	$2,240,160
President and CEO	2022	955,060	—	940,419	—	94,851	1,990,330
	2021	901,000	—	699,604	—	623,518	2,224,122
James G. Livingston[5]	2023	405,817	150,000	304,362	—	233,430	1,093,609
CFO
William W. Osborn[6]	2023	465,000	—	360,971	—	65,278	891,249
CBO	2022	450,000	—	347,182	—	53,856	851,038
	2021	425,000	50,000	258,672	—	41,375	775,047
Joelyn R. Jensen-Marren	2023	425,000	—	328,827	—	43,835	797,662
CRCO	2022	370,000	—	285,489	—	30,500	685,989
	2021	351,740	—	214,084	—	29,000	594,824
Kevin T. Larkin[6]	2023	425,000	—	328,601	—	36,558	790,159
CIO	2022	365,000	—	281,545	—	39,038	685,583
	2021	339,900	125,000	206,876	—	31,000	702,776

1    For 2023, represents incentive compensation earned in 2023, including annual incentive (50 percent of total incentive), payable in 2024, and deferred incentive (50 percent of total incentive), payable in 2027. In addition, incentive compensation includes four percent compounded interest earned on the 2021 deferred incentive, and four percent interest earned on the 2022 deferred incentive, as applicable. Both the deferred incentive and interest remain subject to the Bank’s sustained achievement of all applicable safety and soundness measures and Compensation Committee’s and Board of Directors’ approvals at the time of payment.

2    All earnings on non-qualified deferred compensation are at the market rate and therefore are not required to be included in this table.

3    The components of this column for 2023 are provided in the “Components of All Other Compensation” table within this Item 11.

4    Ms. Williams received an additional BEP DC Plan contribution of $525,000 in 2021 following the completion of one year of employment with the Bank, which is reflected in the “All Other Compensation” column.

5    Mr. Livingston’s 2023 salary, non-equity incentive, and all other compensation are based on the period of his employment with the Bank from January 17, 2023 through December 31, 2023. Mr. Livingston also received a one-time bonus in 2023 related to the start of his employment with the Bank.

6    Mr. Osborn and Mr. Larkin each received a one-time bonus in 2021 following the completion of one year of employment with the Bank.

COMPONENTS OF ALL OTHER COMPENSATION

	Bank Contributions to Vested Defined Contribution Plans
NEO	DC Plan	BEP DC Plan	Perquisites and Other Personal Benefits[1]	Total
Kristina K. Williams	$33,000	$102,462	$9,840	$145,302
James G. Livingston	21,700	18,456	193,274	233,430
William W. Osborn	30,141	34,297	840	65,278
Joelyn R. Jensen-Marren	26,842	16,153	840	43,835
Kevin T. Larkin[2]	33,000	—	3,558	36,558

1    Perquisites and other personal benefits for Mr. Livingston included relocation expenses of $192,469 and a mobile technology allowance of $805.

2    Mr. Larkin has previously participated in the BEP DC Plan; however, he did not contribute to the BEP DC Plan during 2023.

Benefits and Retirement Philosophy

We consider benefits to be an important aspect of our ability to attract and retain qualified employees and therefore we design our programs to be competitive with financial services businesses. The following is a summary of the retirement benefits that NEOs were eligible to receive.

QUALIFIED DEFINED CONTRIBUTION PLAN

All employees who have met the eligibility requirements may elect to participate in our DC Plan, a retirement savings plan qualified under the Internal Revenue Code. Employees (including NEOs) may receive a match on employee contributions at 100 percent up to six percent of eligible compensation. Employees are eligible for the match immediately and all matching contributions are immediately 100 percent vested. Effective January 1, 2017, all employees also began receiving a discretionary Bank contribution of eligible compensation (generally four percent) to the DC Plan following the end of each calendar year. Vesting in the discretionary contribution is 100 percent at the completion of three years of service.

NON-QUALIFIED DEFINED CONTRIBUTION PLAN

Our NEOs are eligible to participate in the BEP DC Plan, a non-qualified defined contribution plan that is similar to the DC Plan. The BEP DC Plan ensures, among other things, that participants whose benefits under the DC Plan would otherwise be restricted by certain provisions of the Internal Revenue Code are able to make elective pre-tax deferrals and to receive a matching contribution relating to such deferrals. The investment returns credited to a participating NEO’s account are at the market rate for the NEO’s selected investment. The selections may be altered at any time. Aggregate earnings are calculated by subtracting the 2022 year-end balance from the 2023 year-end balance, less the NEO’s and Bank’s contributions. The Bank matches 100 percent of NEOs’ contributions up to six percent of salary for salary and annual incentive deferrals. Effective January 1, 2021, participants also began receiving a discretionary Bank contribution (generally four percent) of eligible compensation above the limits set by the Internal Revenue Code into the BEP DC Plan following the end of each calendar year. In addition, we may elect to provide a discretionary contribution to an executive upon approval by the Board of Directors and subject to non-objection by the Finance Agency.

2023 Non-Qualified Deferred Compensation Table
NEO	Executive Contributions In Last FY1	Bank Contributions In Last FY2	Aggregate Earnings (Losses) In Last FY3	Aggregate Withdrawals/Distributions In Last FY	Aggregate Balance At Last FYE[4]
Kristina K. Williams	$105,057	$102,462	$120,887	$—	$2,185,498
James G. Livingston	257,047	18,456	46,597	(12,796)	391,402
William W. Osborn	51,150	34,297	27,435	—	168,456
Joelyn R. Jensen-Marren	8,500	16,153	678	—	8,824
Kevin T. Larkin[5]	—	—	1,561	—	9,835

1    Amounts represent NEOs’ contributions for 2023, which include the base salary deferral into the BEP during 2023 as well as the amount of the 2023 incentive the NEO deferred into the BEP in 2024. Amounts shown are included in both the “Salary” and “Non-Equity Incentive” columns of the “Summary Compensation Table” in this Item 11.

2    Amounts represent the Bank’s contributions for 2023, which include the base salary match, the 2023 incentive match , and a discretionary contribution. Amounts shown are included in the “All Other Compensation” column of the “Summary Compensation Table” in this Item 11.

3    All earnings on non-qualified deferred compensation are at the market rate. As a result, these amounts are not shown in the “Summary Compensation Table” in this Item 11.

4    Amounts represent the NEOs’ balances on December 31, 2023, and do not include contributions deposited into the NEOs’ account subsequent to the last fiscal year-end. Ms. Williams’ aggregate balance includes $1,957,956 of contributions reported in a prior year “Summary Compensation Table”. Mr. Osborn’s aggregate balance includes $102,652 of contributions reported in a prior year “Summary Compensation Table”. Mr. Larkin’s aggregate balance includes $8,607 of contributions reported in a prior year “Summary Compensation Table”. Mr. Livingston’s aggregate balance also includes contributions from when he served on the Bank’s Board of Directors.

5    Mr. Larkin has previously participated in the BEP DC Plan; however, he did not contribute to the BEP DC Plan during 2023.

CEO Compensation Pay Ratio

As required by Item 402(u) of Regulation S-K, we are providing the following information:

For 2023, our last completed fiscal year:

i.The median of the annual total compensation of all employees of the Bank (other than Ms. Williams), was $142,436; and
ii.The annual total compensation of Ms. Williams, our President and CEO, was $2,240,160.

Based on this information, the ratio for 2023 of the annual total compensation of our President and CEO to the median of the annual total compensation of all employees is 16 to 1.

We identified our median employee and calculated our pay ratio in accordance with SEC rules and methods for disclosure as described below.

i.SEC rules allow us to identify our median employee once every three years unless there has been a change in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change in our pay ratio disclosure. We last identified our median employee in 2021; however, as a result of changes in our median employee’s position and compensation, we were required to identify a new median employee in 2023.

ii.We identified our employee population as of December 31, 2023, including any full-time, part-time, temporary, and seasonal employees employed on that date. This date was selected because it aligned with the calendar and fiscal year end and allowed us to identify employees in a reasonably efficient manner.

iii.To find our median employee, excluding our President and CEO, we reviewed the 2023 annual salary for each employee that was employed as of December 31, 2023, and ranked all employees by that consistently applied compensation measure. In making this determination, we annualized the salary of full-time and part-time employees who were employed on December 31, 2023, but did not work for us the entire year. No full-time equivalent adjustments were made for part-time employees. Using this population, we then identified the initial median employee, and the next five employees lower and higher than that initial median employee, resulting in a total pool of 11 employees. We then calculated the 2023 total compensation, annualized if applicable, for each of these 11 employees in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and in the same manner as for our President and CEO. We ranked the 2023 total compensation for each of these 11 employees, and identified our median employee.

iv.With respect to the annual total compensation of our President and CEO, we used the 2023 amount reported in the “Total” column of our “Summary Compensation Table” in this Item 11.

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

All NEOs other than our President and CEO are subject to the Bank’s Executive Severance Plan and other Bank policies. Copies of the employment agreement for our President and CEO, as well as the Executive Severance Plan, are set forth in “Item 15. Exhibits and Financial Statements Schedules”, and summarized below.

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

Assuming one or more of the previously discussed events triggering receipt of termination payments had occurred as of December 31, 2023, the total amounts payable to our NEOs are outlined in the table below:

Termination For Cause or Without Good Reason
NEO	Severance Pay[1]	Annual Incentive[2]	Deferred Incentive[2]	Vacation Payout[3]	Total
Kristina K. Williams	$—	$—	$—	$54,549	$54,549
James G. Livingston	—	—	—	2,043	2,043
William W. Osborn	—	—	—	35,769	35,769
Joelyn R. Jensen-Marren	—	—	—	6,538	6,538
Kevin T. Larkin	—	—	—	2,861	2,861

1    Termination under these circumstances would not result in severance payments from the Bank but would result in payment of salary earned through December 31, 2023, as reflected under the “Salary” column of the “Summary Compensation Table” in this Item 11.

2    Termination under these circumstances would not result in an incentive award payment since the award would have already been received as of December 31, 2023.

3    This amount represents accrued but unused vacation and would be paid in a lump sum upon termination. All NEOs are eligible to receive a payout in connection with unused vacation according to Bank policies.

TERMINATION WITHOUT CAUSE, FOR GOOD REASON, OR FOLLOWING A CHANGE IN CONTROL

If, however, the NEO’s employment is terminated by us without Cause, by the NEO for Good Reason, or following a Change in Control, in addition to the payouts previously mentioned, the NEO may be entitled to the following:

i.    Two times the annual base salary in effect on the date of termination for the President and CEO, or, in the case that the termination occurs within 24 months following a Change of Control, 2.99 times the annual base salary in effect on the date of termination for the President and CEO;

ii.     Minimum of 26 weeks of base salary for NEOs other than the President and CEO;

iii.    One times the targeted non-deferred EIP award in effect for the calendar year in which the date of termination occurs, or, in the case that the termination occurs within 24 months following a Change of Control, 2.99 times the targeted non-deferred plan award in effect for the calendar year in which the date of termination occurs for the President and CEO;

iv.    The EIP award for the calendar year in which the date of termination occurs for the President and CEO and prorated for the portion of the calendar year in which the President and CEO was employed;

v.    The accrued but unpaid incentive plan awards covering periods prior to the one in which the President and CEO’s employment was terminated, calculated in accordance with the terms of the EIP; and

vi.    Any benefits mandated under any applicable health care continuation laws, provided that the Bank will continue paying its portion of the medical and/or dental insurance premiums for the President and CEO for the one-year period following the date of termination, and medical benefits continuation for six months following the date of termination for all other NEOs.

Payments of all accrued amounts, other than EIP award amounts, shall generally be paid in a lump sum within ten days or no later than the first payroll date on or after the NEO’s date of termination. Payment of all EIP award amounts, if any, shall be paid as otherwise provided under the EIP.

Assuming one or more of the previously discussed events triggering receipt of termination payments had occurred as of December 31, 2023, the total amounts payable to our NEOs are outlined in the table below:

Termination Without Cause or For Good Reason
NEO	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Kristina K. Williams	$2,101,132	$952,097	$1,887,983	$54,549	$4,995,761
James G. Livingston	212,500	—	—	2,043	214,543
William W. Osborn	232,500	—	—	35,769	268,269
Joelyn R. Jensen-Marren	212,500	—	—	6,538	219,038
Kevin T. Larkin	212,500	—	—	2,861	215,361

1     This amount represents accrued but unused vacation and would be paid in a lump sum upon termination. All NEOs are eligible to receive a payout in connection with unused vacation in accordance with the Bank’s Executive Severance Plan.

Assuming one or more of the previously discussed events triggering receipt of termination payments had occurred as of December 31, 2023, the total amounts payable to our NEOs are outlined in the table below:

Termination Following Change in Control
NEO	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Kristina K. Williams	$3,141,192	$1,840,613	$1,887,983	$54,549	$6,924,337
James G. Livingston	212,500	—	—	2,043	214,543
William W. Osborn	232,500	—	—	35,769	268,269
Joelyn R. Jensen-Marren	212,500	—	—	6,538	219,038
Kevin T. Larkin	212,500	—	—	2,861	215,361

1    This amount represents accrued but unused vacation and would be paid in a lump sum upon termination. All NEOs are eligible to receive a payout in connection with unused vacation in accordance with the Bank’s Executive Severance Plan.

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

Payment of all accrued amounts, other than EIP award amounts, shall be paid in a lump sum within ten days or no later than the first payroll date on or after the NEO’s date of termination. Payment of all EIP award amounts, if any, shall be paid as otherwise provided under the applicable EIP.

Assuming one or more of the previously discussed events for the receipt of termination payments had occurred as of December 31, 2023, the total amounts payable to our NEOs are outlined in the table below:

Termination by Death, Disability, or Retirement
NEO	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Kristina K. Williams	$—	$505,606	$1,887,983	$54,549	$2,448,138
James G. Livingston	—	152,181	171,183	2,043	325,407
William W. Osborn	—	174,375	602,409	35,769	812,553
Joelyn R. Jensen-Marren	—	159,375	589,205	6,538	755,118
Kevin T. Larkin	—	159,375	550,376	2,861	712,612

1    This amount represents accrued but unused vacation and would be paid in a lump sum upon termination. All NEOs are eligible to receive the amounts disclosed in accordance with Bank policies.

EMPLOYMENT AGREEMENT BETWEEN KRISTINA K. WILLIAMS AND THE BANK

The Bank entered into an employment agreement with Kristina K. Williams, effective January 20, 2020, in order to establish her duties and compensation and to provide for her employment as President and CEO of the Bank.

The employment agreement provides that the Bank would initially pay Ms. Williams a base salary of $850,000, subject to adjustment as described in the employment agreement.

Subject to review by the Finance Agency, Ms. Williams’ incentive target will generally not be set lower than 85 percent of her base salary. The Bank paid, or reimbursed Ms. Williams for, all reasonable relocation expenses incurred by Ms. Williams in relocation to the Des Moines area up to the maximum of $250,000. Ms. Williams is also eligible for certain perquisites, including a car allowance in the amount of $750 per month.

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
Director Compensation

During 2023, the Board of Directors held 12 board meetings and 61 committee meetings. Pursuant to our Director Fee Policy, Directors receive one quarter of the annual compensation following the end of each calendar quarter. If it is determined at the end of the calendar year that a Director has attended less than 75 percent of the meetings they were required to attend during the year, the Director will not receive the fourth quarter payment for such calendar year.

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

Directors are eligible to participate in the Bank’s Deferral Plan for Directors. Under this plan, directors may elect to defer all or a portion of their directors’ fees. See the Bank’s Deferral Plan for Directors set forth in “Item 15. Exhibits and Financial Statements Schedules”, for additional information.

The total expenses paid on behalf of the Board of Directors for travel and other reimbursed expenses for 2023 was $353 thousand and annual compensation paid to the Board of Directors, by position, for 2023 was as follows:

Board of Director Position	2023
Chair	$155,000
Vice Chair	140,000
Audit, Risk and Compliance, and Compensation Committee Chairs	135,000
All Other Committee Chairs	130,000
All Other Directors	120,000

The following table sets forth each Director’s compensation for the year ended December 31, 2023:

Director Compensation
Director Name	Fees Earned Or Paid In Cash
Ellen Z. Lamale (Chair)	$155,000
Karl A. Bollingberg (Vice Chair)	140,000
Ruth B. Bennett	135,000
Steven L. Bumann	120,000
Cleon P. Butterfield	120,000
Douglas L. DeFries	120,000
Kim R. DeVore	120,000
Edward A. Garding	120,000
Chris D. Grimm	120,000
James W. Hunt	120,000
Amy K. Johnson	120,000
Jon M. Jones	120,000
Teresa J. Keegan	135,000
Joe R. Kesler	130,000
John A. Klebba	135,000
Wan-Chong Kung	120,000
Russell J. Lau	120,000
Lauren M. MacVay	130,000
Elsie M. Meeks	130,000
Jason A. Meyerhoeffer	130,000
Siva G. Narendra	120,000
Carol K. Nelson	120,000
The Compensation Committee approved the Director Fee Policy for 2024. This policy is listed as an exhibit to this annual report on Form 10-K. Refer to “Item 15. Exhibits and Financial Statement Schedules” for additional information.
Compensation Committee Report

The Compensation Committee reviewed and discussed the 2023 Compensation Discussion and Analysis set forth in Item 11 with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K. The Compensation Committee includes the following individuals:

Compensation Committee
Douglas L. DeFries (Chair)
Jon M. Jones (Vice Chair)
Amy K. Johnson
Elsie M. Meeks
Carol K. Nelson
Robert J. Vogel

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents members (or combination of members within the same holding company) holding five percent or more of our outstanding capital stock at February 29, 2024 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Wells Fargo Bank, N.A.	101 N. Phillips Ave	Sioux Falls	SD	16,335	24.5%
Superior Guaranty Insurance Company[1]	76 Saint Paul St.	Burlington	VT	55	0.1
				16,390	24.6
All others				50,345	75.4
Total capital stock				66,735	100.0%

1    Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.

Additionally, due to the fact that a majority of our Board of Directors is nominated and elected from our membership, these member directors are officers or directors of member institutions that own our capital stock. The following table presents total outstanding capital stock owned by those members who had an officer or director serving on our Board of Directors at February 29, 2024 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Bank of Utah	2605 Washington Blvd.	Ogden	UT	103	0.15
BankWest, Inc.	420 S. Pierre St.	Pierre	SD	88	0.13
Northwest Bank	1607 W. 18th Street	Spencer	IA	66	0.10
First Federal Savings Bank of Twin Falls	383 Shoshone Street N	Twin Falls	ID	57	0.09
OnPoint Community Credit Union	2701 N.W. Vaughn St.	Portland	OR	54	0.08
First Montana Bank	201 N Higgins Ave	Missoula	MT	43	0.06
Cornerstone Bank	2280 45th Street S	Fargo	ND	26	0.04
Finance Factors, Ltd	1164 Bishop St.	Honolulu	HI	25	0.04
True North Federal Credit Union	2777 Postal Way	Juneau	AK	6	0.01
Legends Bank	200 E Main St.	Linn	MO	5	0.01
New Market Bank	101 Old Town Road	Elko New Market	MN	4	0.01
Jonah Bank of Wyoming	777 W. 1st Street	Casper	WY	3	*
Washington Business Bank	223 5th Ave. SE	Olympia	WA	3	*
				483	0.72
All others				66,252	99.28
Total capital stock				66,735	100.00%

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

For the year ended December 31, 2023, the review and approval of transactions with related persons was governed by our Code. Under the Code, each director is required to disclose to the Board all actual or apparent conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the Board or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the Board is empowered to determine whether an actual conflict exists. In the event the Board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Bank’s General Counsel, CHRO, Chief Audit Executive, or the Board, as appropriate, shall be responsible for interpreting the Code and rendering final rulings regarding violations of this Code.

The Code requires that all directors and employees avoid conflicts of interest, or the appearance of conflicts of interest. In particular, subject to limited exceptions for interests arising through ownership of mutual funds and certain financial interests acquired prior to employment by the Bank, no employee may have a financial interest in or financial relationship with any of our members or other company doing business or considering doing business with the Bank that is not transacted in the ordinary course of the member’s business or, in the case of an extension of credit, involves more than the normal risk of repayment or of loss to the member. In addition, the Code also provides that employees and directors are expected to perform their duties fairly and impartially and without discrimination in favor of or against any member institution. Employees are required to annually certify compliance with these and all other Code provisions.
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
Finance Agency Regulations
The Finance Agency director independence standards prohibit individuals from serving as members of our Audit Committee if they have one or more “disqualifying relationships” with us or our management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by our Board are (i) employment with us at any time during the last five years, (ii) acceptance of compensation from us other than for service as a director, (iii) being a consultant, advisor, promoter, underwriter, or legal counsel for us at any time within the last five years, and (iv) being an immediate family member of an individual who is or who has been, within the past five years, one of our executive officers. The Board assesses the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on our Audit Committee. As of February 29, 2024, all of our directors, including all members of our Audit Committee, were independent under these criteria.

Exchange Act
Section 10A(m) of the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of a reporting company. Under Section 10A(m), in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of February 29, 2024, all of our directors, including all members of our Audit Committee, were independent under these criteria.
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
With regard to our Independent Directors, the Board affirmatively determined Ruth Bennett, Cleon Butterfield, Edward Garding, Amy Johnson, Wan-Chong Kung, Elsie Meeks, Siva Narendra, Carol Nelson, and Lisa Stange are each independent in accordance with NYSE standards. In concluding our nine Independent Directors are independent under the NYSE rules, the Board first determined all Independent Directors met the objective NYSE independence standards. In further determining none of its Independent Directors had a material relationship with us, the Board noted the Independent Directors are specifically prohibited from being an officer of the Bank or an officer or director of a member.
Our Board has a standing Audit Committee. All Audit Committee members are independent under the Finance Agency’s independence standards and the independence standards under Section 10A(m) of the Exchange Act in accordance with the Housing Act. For the reasons described above, our Board determined none of the current Member Directors serving on the Audit Committee are independent using the NYSE independence standards. The Member Directors serving on the Audit Committee are Steven Bumann, James Hunt, Jon Jones, and Russell Lau. Our Board determined, however, the Independent Directors serving on the Audit Committee are independent under the NYSE independence standards. The Independent Directors serving on the Audit Committee are Ruth Bennett, Edward Garding, and Elsie Meeks.
Compensation Committee
The Board has a standing Compensation Committee. Our Board determined all members of the Compensation Committee are independent under the Finance Agency’s independence standards. For the reasons described above, our Board determined none of the current Member Directors serving on the Compensation Committee are independent using the NYSE independence standards. The Member Directors serving on the Compensation Committee are Douglas DeFries, Jon Jones, and Robert Vogel. Our Board determined the Independent Directors serving on the Compensation Committee are independent under the NYSE independence standards. The Independent Directors serving on the Compensation Committee are Amy Johnson, Elsie Meeks, and Carol Nelson.

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
The following table sets forth the aggregate fees billed or to be billed by PwC (dollars in thousands):

	For the Years Ended December 31,
	2023	2022
Audit fees[1]	$1,020	$942
Audit-related fees[2]	103	83
All other fees	3	3
Total	$1,126	$1,028

1    Represents fees incurred in connection with the annual audit of our financial statements and internal control over financial reporting and quarterly review of our financial statements. In addition to these fees, we incurred assessments of $62 thousand and $53 thousand from the Office of Finance for audit fees on the Combined Financial Report for the years ended December 31, 2023 and 2022.

2    Primarily represents fees for participation in and presentations at conferences and/or technical accounting consultations.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The financial statements are set forth in Item 8 of this annual report on Form 10-K.

(b) Exhibits

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective December 8, 2021[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended, approved by the Federal Housing Finance Agency on May 31, 2015
4.2	Description of Federal Home Loan Bank of Des Moines Capital Stock
10.1	Employment Agreement with Kristina K. Williams, effective January 20, 2020[3]
10.2	Form of Indemnification Agreement[4]
10.3	Joint Capital Enhancement Agreement, as amended, effective August 5, 2011[5]
10.4	Federal Home Loan Bank of Des Moines Seventh Amended and Restated Benefit Equalization Plan, effective January 1, 2021[6]
10.5	Federal Home Loan Bank of Des Moines 2023 Executive Incentive Plan, effective January 1, 2023[7]
10.6	2024 Director Fee Policy, effective January 1, 2024[8]
10.7	2023 Director Fee Policy, effective January 1, 2023[9]
10.8	Federal Home Loan Bank of Des Moines Deferral Plan for Directors, effective June 1, 2015[10]
10.9	Federal Home Loan Bank of Des Moines Executive Severance Plan, effective May 1, 2023[11]
10.10	Purchase Agreement with Principal Life Insurance Company, effective April 28, 2023[12]
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Federal Home Loan Bank of Des Moines Audit Committee Report
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

4    Incorporated by reference from our Form 10-K filed with the SEC on March 9, 2022 (Commission File No. 000-51999).

5    Incorporated by reference from our Form 8-K filed with the SEC on August 5, 2011 (Commission File No. 000-51999).

6    Incorporated by reference from our Form 10-K filed with the SEC on March 10, 2021 (Commission File No. 000-51999).

7     Incorporated by reference from our Form 8-K filed with the SEC on March 23, 2023 (Commission File No. 000-51999).

8    Incorporated by reference from our Form 8-K filed with the SEC on January 9, 2024 (Commission File No. 000-51999).

9    Incorporated by reference from our Form 8-K filed with the SEC on November 30, 2022 (Commission File No. 000-51999).

10    Incorporated by reference from our Form 10-K filed with the SEC on March 21, 2016 (Commission File No. 000-51999).

11    Incorporated by reference from our Form 8-K filed with the SEC on May 22, 2023 (Commission File No. 000-51999).

12    Incorporated by reference from our Form 8-K filed with the SEC on May 2, 2023 (Commission File No. 000-51999).

ITEM 16. FORM 10-K SUMMARY

None.

Glossary of Terms

2022 Form 10-K: The Bank’s 2022 Annual Report on Form 10-K filed with the SEC on March 8, 2023
AFS: Available-for-Sale
AHP: Affordable Housing Program
AOCI: Accumulated Other Comprehensive Income (Loss)
AROCS: Adjusted Return on Capital Stock
ASU: Accounting Standards Update
BA: Bachelor of Arts
BEP: Benefit Equalization Plan
BTFP: Bank Term Funding Program
Capital Stock AB: Finance Agency Advisory Bulletin on Capital Stock 2019-03
CBO: Chief Business Officer
CDFI: Community Development Financial Institution
CEO: Chief Executive Officer
CFA: Chartered Financial Analyst
CFI: Community Financial Institution
CFO: Chief Financial Officer
CFPB: Consumer Financial Protection Bureau
CFTC: Commodity Futures Trading Commission
Chicago Bank: Federal Home Loan Bank of Chicago
CHRO: Chief Human Resources Officer
CIO: Chief Information Officer
Code: Code of Ethics
Committee: Federal Open Markets Committee
Compensation Committee: Human Resources and Compensation Committee
Comptroller General: Comptroller General of the United States
COO: Chief Operating Officer
CPA: Certified Public Accountant
CRCO: Chief Risk and Compliance Officer
CRO: Chief Risk Officer
DB Plan: Pentegra Defined Benefit Plan for Financial Institutions
DC Plan: Federal Home Loan Bank of Des Moines 401(k) Savings Plan
DEI: Diversity, Equity and Inclusion
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act
EIP: Executive Incentive Plan
ESG: Environmental, Social, and Governance
Exchange Act: Securities Exchange Act of 1934, as amended
Fannie Mae: Federal National Mortgage Association
FASB: Financial Accounting Standards Board
FDIC: Federal Deposit Insurance Corporation
FHA: Federal Housing Administration
FHLBank Act: Federal Home Loan Bank Act of 1932
FHLBanks: The 11 Federal Home Loan Banks or a subset thereof
Finance Agency: Federal Housing Finance Agency

FLA: First Loss Account
FOMC: Federal Open Markets Committee
Freddie Mac: Federal Home Loan Mortgage Corporation
GAAP: Generally Accepted Accounting Principles
Ginnie Mae: Government National Mortgage Association
GSE: Government-Sponsored Enterprise
Housing Act: Housing and Economic Recovery Act of 2008
HTM: Held-to-Maturity
IT: Information Technology
JCE Agreement: Joint Capital Enhancement Agreement
LCH: London Clearing House
LIBOR: London Interbank Offered Rate
Liquidity Guidance AB: Finance Agency Advisory Bulletin on FHLBank Liquidity 2018-07
MBA: Master of Business Administration
MBS: Mortgage-Backed Securities
MD&A: Management’s Discussion and Analysis
Moody’s: Moody’s Investors Service, Inc.
MPF: Mortgage Partnership Finance (a federally registered trademark of the Federal Home Loan Bank of Chicago)
MPP: Mortgage Purchase Program
MRCS: Mandatorily Redeemable Capital Stock
MVCS: Market Value of Capital Stock
MVE: Market Value of Equity
NEO: Named Executive Officer
NYSE: New York Stock Exchange
NRSRO: Nationally Recognized Statistical Rating Organization
OIS: Overnight Index Swap
OMWI: Office of Minority and Women Inclusion
PCAOB: Public Company Accounting Oversight Board
PFI: Participating Financial Institution
Pittsburgh Bank: Federal Home Loan Bank of Pittsburgh
PMI: Primary Mortgage Insurance
PwC: PricewaterhouseCoopers LLP
S&P: S&P Global Ratings
SBP: Strategic Business Plan
Seattle Bank: Federal Home Loan Bank of Seattle
SEC: Securities and Exchange Commission
SOFR: Secured Overnight Financing Rate
TBA: To-Be-Announced
TDR: Troubled Debt Restructuring
Topeka Bank: Federal Home Loan Bank of Topeka
TVA: Tennessee Valley Authority

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant)
March 7, 2024	By:	/s/ Kristina K. Williams
Kristina K. Williams
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 7, 2024

Signature	Title

Principal Executive Officer:

/s/ Kristina K. Williams	President and Chief Executive Officer
Kristina K. Williams

Principal Financial and Accounting Officer:

/s/ James G. Livingston	Chief Financial Officer
James G. Livingston

Signature	Title

Directors:

/s/ Karl A. Bollingberg	Chair of the Board of Directors
Karl A. Bollingberg

/s/ John A. Klebba	Vice Chair of the Board of Directors
John A. Klebba

/s/ Ruth B. Bennett	Director
Ruth B. Bennett

/s/ Steven L. Bumann	Director
Steven L. Bumann

/s/ Cleon P. Butterfield	Director
Cleon P. Butterfield

/s/ Douglas L. DeFries	Director
Douglas L. DeFries

/s/ Kim R. DeVore	Director
Kim R. DeVore

/s/ Edward A. Garding	Director
Edward A. Garding

/s/ James W. Hunt	Director
James W. Hunt

/s/ Amy K. Johnson	Director
Amy K. Johnson

/s/ Jon M. Jones	Director
Jon M. Jones

/s/ Joe R. Kesler	Director
Joe R. Kesler

/s/ Wan-Chong Kung	Director
Wan-Chong Kung

/s/ Russell J. Lau	Director
Russell J. Lau

Signature	Title

/s/ Lauren M. MacVay	Director
Lauren M. MacVay

/s/ Elsie M. Meeks	Director
Elsie M. Meeks

/s/ Jason A. Meyerhoeffer	Director
Jason A. Meyerhoeffer

/s/ Siva G. Narendra	Director
Siva G. Narendra

/s/ Carol K. Nelson	Director
Carol K. Nelson

/s/ Jeff L. Plagge	Director
Jeff L. Plagge

/s/ Lisa A. Stange	Director
Lisa A. Stange

/s/ Robert J. Vogel	Director
Robert J. Vogel