Form 10-Q
period 2024-03-31
Federal Home Loan Bank of Des Moines
filed 2024-05-08
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2024
Class B Stock, par value $100	63,114,591

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars in millions, except capital stock par value)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$32	$31
Interest-bearing deposits (Note 3)	3,711	3,481
Securities purchased under agreements to resell (Note 3)	12,950	11,400
Federal funds sold (Note 3)	8,305	7,120
Investment securities (Note 3)
Trading securities	2,532	3,152
Available-for-sale securities (amortized cost of $24,698 and $24,001)	24,691	23,823
Held-to-maturity securities (fair value of $824 and $850)	829	852
Total investment securities	28,052	27,827
Advances (Note 4)	110,976	122,530
Mortgage loans held for portfolio, net of allowance for credit losses of $5 and $6 (Note 5)	10,351	9,967
Accrued interest receivable	506	582
Derivative assets, net (Note 6)	1,251	1,267
Other assets, net	135	201
TOTAL ASSETS	$176,269	$184,406
LIABILITIES
Deposits
Interest-bearing	$1,015	$959
Non-interest-bearing	94	80
Total deposits	1,109	1,039
Consolidated obligations (Note 7)
Discount notes (includes $59,599 and $47,442 at fair value held under fair value option)	63,358	54,537
Bonds	100,687	116,961
Total consolidated obligations	164,045	171,498
Mandatorily redeemable capital stock (Note 8)	10	12
Accrued interest payable	967	1,023
Affordable Housing Program payable	220	198
Derivative liabilities, net (Note 6)	14	7
Other liabilities	195	798
TOTAL LIABILITIES	166,560	174,575
Commitments and contingencies (Note 10)
CAPITAL (Note 8)
Capital stock - Class B putable ($100 par value); 64,422,730 and 68,731,881 issued and outstanding shares	6,442	6,873
Retained earnings
Unrestricted	2,325	2,242
Restricted	951	896
Total retained earnings	3,276	3,138
Accumulated other comprehensive income (loss)	(9)	(180)
TOTAL CAPITAL	9,709	9,831
TOTAL LIABILITIES AND CAPITAL	$176,269	$184,406

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
INTEREST INCOME
Advances	$1,698	$1,394
Interest-bearing deposits	71	39
Securities purchased under agreements to resell	164	93
Federal funds sold	198	171
Trading securities	21	9
Available-for-sale securities	375	224
Held-to-maturity securities	11	11
Mortgage loans held for portfolio	101	69
Total interest income	2,639	2,010
INTEREST EXPENSE
Consolidated obligations - Discount notes	846	735
Consolidated obligations - Bonds	1,429	983
Deposits	14	10
Borrowings from other FHLBanks	1	—
Total interest expense	2,290	1,728
NET INTEREST INCOME	349	282
Provision (reversal) for credit losses on mortgage loans	(1)	—
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	350	282
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(20)	33
Net gains (losses) on financial instruments held under fair value option	37	(65)
Net gains (losses) on derivatives	(21)	10
Net gains (losses) on extinguishment of debt	—	2
Other, net	8	5
Total other income (loss)	4	(15)
OTHER EXPENSE
Compensation and benefits	21	20
Contractual services	7	6
Professional fees	3	3
Other operating expenses	5	5
Federal Housing Finance Agency	3	2
Office of Finance	3	3
Community and housing contributions	—	12
Other, net	8	4
Total other expense	50	55
NET INCOME BEFORE ASSESSMENTS	304	212
Affordable Housing Program assessments	30	21
NET INCOME	$274	$191

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Net income	$274	$191
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	171	(67)
Pension and postretirement benefits	—	1
Total other comprehensive income (loss)	171	(66)
TOTAL COMPREHENSIVE INCOME (LOSS)	$445	$125

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2022	63	$6,250	$1,915	$703	$2,618	$(117)	$8,751
Comprehensive income (loss)	—	—	153	38	191	(66)	125
Proceeds from issuance of capital stock	36	3,634	—	—	—	—	3,634
Repurchases/redemptions of capital stock	(33)	(3,292)	—	—	—	—	(3,292)
Cash dividends on capital stock	—	—	(96)	—	(96)	—	(96)
BALANCE, MARCH 31, 2023	66	$6,592	$1,972	$741	$2,713	$(183)	$9,122

BALANCE, DECEMBER 31, 2023	69	$6,873	$2,242	$896	$3,138	$(180)	$9,831
Comprehensive income (loss)	—	—	219	55	274	171	445
Proceeds from issuance of capital stock	19	1,897	—	—	—	—	1,897
Repurchases/redemptions of capital stock	(24)	(2,328)	—	—	—	—	(2,328)
Cash dividends on capital stock	—	—	(136)	—	(136)	—	(136)
BALANCE, MARCH 31, 2024	64	$6,442	$2,325	$951	$3,276	$(9)	$9,709

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$274	$191
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization/(accretion)	(90)	188
Net (gains) losses on trading securities	20	(33)
Net (gains) losses on financial instruments held under fair value option	(37)	65
Net change in derivatives and hedging activities	652	(332)
Net (gains) losses on extinguishment of debt	—	(2)
Other adjustments, net	(1)	1
Net change in:
Accrued interest receivable	4	(61)
Other assets	3	(4)
Accrued interest payable	(56)	182
Other liabilities	(15)	11
Total adjustments	480	15
Net cash provided by (used in) operating activities	754	206
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(226)	(965)
Securities purchased under agreements to resell	(1,550)	(10,310)
Federal funds sold	(1,185)	(415)
Trading securities
Proceeds from sales	596	248
Proceeds from maturities and paydowns	4	4
Available-for-sale securities
Proceeds from maturities and paydowns	502	859
Purchases	(2,012)	(2,354)
Held-to-maturity securities
Proceeds from maturities and paydowns	22	27
Advances
Repaid	104,573	213,381
Originated	(93,448)	(220,949)
Mortgage loans held for portfolio
Principal collected	200	164
Purchased	(586)	(292)
Other investing activities, net	(2)	(4)
Net cash provided by (used in) investing activities	6,888	(20,606)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
FINANCING ACTIVITIES
Net change in deposits	157	238
Borrowings from other FHLBanks	—	250
Net proceeds from issuance of consolidated obligations
Discount notes	441,338	423,414
Bonds	14,140	42,834
Payments for maturing and retiring consolidated obligations
Discount notes	(432,401)	(420,212)
Bonds	(30,306)	(26,387)
Proceeds from issuance of capital stock	1,897	3,634
Payments for repurchases/redemptions of capital stock	(2,328)	(3,292)
Payments for repurchases/redemptions of mandatorily redeemable capital stock	(2)	(1)
Cash dividends paid	(136)	(96)
Net cash provided by (used in) financing activities	(7,641)	20,382
Net increase (decrease) in cash and due from banks	1	(18)
Cash and due from banks at beginning of the period	31	89
Cash and due from banks at end of the period	$32	$71

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$2,511	$1,383
Affordable Housing Program payments	8	15
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	69	46
Traded but not settled investment security purchases	125	1,351

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

These unaudited Notes to the Financial Statements do not include all of the disclosures required by Generally Accepted Accounting Principles for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2023, which are contained in the Bank’s 2023 Form 10-K. Throughout this Form 10-Q, acronyms and terms used are defined in the Glossary of Terms. Unless the context otherwise requires, the term “Bank” refers to the Federal Home Loan Bank of Des Moines or its management.

Background Information

The Bank is a federally chartered corporation that is exempt from all federal, state, and local taxation (except real property taxes and certain employer taxes) and is one of 11 district FHLBanks. The FHLBanks are GSEs and were created under the authority of the FHLBank Act in order to serve the public by enhancing the availability of funds for residential mortgages and targeted community development. The Bank is regulated by the Finance Agency.

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

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information. In the opinion of management, the unaudited interim financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of results for the interim periods. The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2024.

Reclassifications

Certain amounts in the Bank’s 2023 financial statements have been reclassified to conform to the presentation for the three months ended March 31, 2024. These amounts were not deemed to be material.

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the three months ended March 31, 2024. Descriptions of all significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data — Note 1 — Summary of Significant Accounting Policies” in the 2023 Form 10-K.

Note 2 — Recently Adopted and Issued Accounting Guidance

Segment Reporting (ASU 2023-07)

On November 27, 2023, the FASB issued guidance designed to improve segment reporting, primarily by requiring enhanced disclosures about significant segment expenses. This guidance became effective for the Bank for the annual period beginning on January 1, 2024, and for the interim periods beginning on January 1, 2025. The adoption of this guidance is not expected to have any effect on the Bank’s financial condition, results of operations, or cash flows; however, it may increase certain disclosures.

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

INTEREST-BEARING DEPOSITS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND FEDERAL FUNDS SOLD

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a NRSRO. At March 31, 2024 and December 31, 2023, none of these investments were with counterparties rated below triple-B; however, as of March 31, 2024 and December 31, 2023, approximately 28 percent and 35 percent were secured securities purchased under agreements to resell with unrated counterparties. NRSRO ratings may differ from any internal ratings of the investments by the Bank.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At March 31, 2024 and December 31, 2023, no allowance for credit losses was recorded for interest-bearing deposits and federal funds sold, as all assets were repaid or expected to be repaid according to their contractual terms. The carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $22 million at both March 31, 2024 and December 31, 2023.

Securities purchased under agreements to resell are secured, short-term, and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at March 31, 2024 and December 31, 2023. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $8 million and $5 million at March 31, 2024 and December 31, 2023.

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

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	March 31, 2024	December 31, 2023
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$2,314	$2,925
Other U.S. obligations[1]	63	68
GSE and Tennessee Valley Authority obligations	48	49
Other[2]	107	110
Total fair value	$2,532	$3,152

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

2    Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

The following table summarizes the components of “Net gains (losses) on trading securities” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended
	March 31,
	2024	2023
Net unrealized gains (losses) on trading securities held at period-end	$(20)	$33
Net gains (losses) on trading securities no longer held at period-end	—	—
Net gains (losses) on trading securities	$(20)	$33

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	March 31, 2024
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$263	$—	$(2)	$261
GSE and Tennessee Valley Authority obligations	292	25	—	317
State or local housing agency obligations	547	1	(6)	542
Other[3]	157	3	—	160
Total non-mortgage-backed securities	1,259	29	(8)	1,280
Mortgage-backed securities
U.S. obligations single-family[2]	4,691	14	(10)	4,695
GSE single-family	225	—	(3)	222
GSE multifamily	18,523	61	(90)	18,494
Total mortgage-backed securities	23,439	75	(103)	23,411
Total	$24,698	$104	$(111)	$24,691

	December 31, 2023
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$331	$—	$(3)	$328
GSE and Tennessee Valley Authority obligations	324	20	—	344
State or local housing agency obligations	461	2	(5)	458
Other[3]	157	3	—	160
Total non-mortgage-backed securities	1,273	25	(8)	1,290
Mortgage-backed securities
U.S. obligations single-family[2]	4,421	1	(24)	4,398
GSE single-family	183	—	(3)	180
GSE multifamily	18,124	15	(184)	17,955
Total mortgage-backed securities	22,728	16	(211)	22,533
Total	$24,001	$41	$(219)	$23,823

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $84 million and $82 million at March 31, 2024 and December 31, 2023.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

3    Consists primarily of taxable municipal bonds.

The Bank had no sales of AFS securities during the three months ended March 31, 2024 and 2023.

Unrealized Losses

The following tables summarize AFS securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	March 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$59	$(2)	$30	$—	$89	$(2)
State or local housing agency obligations	90	(1)	380	(5)	470	(6)
Total non-mortgage-backed securities	149	(3)	410	(5)	559	(8)
Mortgage-backed securities
U.S. obligations single-family[1]	161	(2)	1,534	(8)	1,695	(10)
GSE single-family	18	—	108	(3)	126	(3)
GSE multifamily	1,655	(5)	7,437	(85)	9,092	(90)
Total mortgage-backed securities	1,834	(7)	9,079	(96)	10,913	(103)
Total	$1,983	$(10)	$9,489	$(101)	$11,472	$(111)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$87	$(3)	$42	$—	$129	$(3)
State or local housing agency obligations	—	—	380	(5)	380	(5)
Total non-mortgage-backed securities	87	(3)	422	(5)	509	(8)
Mortgage-backed securities
U.S. obligations single-family[1]	1,813	(8)	2,410	(16)	4,223	(24)
GSE single-family	25	—	112	(3)	137	(3)
GSE multifamily	8,768	(70)	5,722	(114)	14,490	(184)
Total mortgage-backed securities	10,606	(78)	8,244	(133)	18,850	(211)
Total	$10,693	$(81)	$8,666	$(138)	$19,359	$(219)

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	March 31, 2024		December 31, 2023
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$163	$162	$214	$212
Due after one year through five years	397	398	417	417
Due after five years through ten years	278	278	243	245
Due after ten years	421	442	399	416
Total non-mortgage-backed securities	1,259	1,280	1,273	1,290
Mortgage-backed securities	23,439	23,411	22,728	22,533
Total	$24,698	$24,691	$24,001	$23,823

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	March 31, 2024
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$362	$7	$(3)	$366
State or local housing agency obligations	31	—	—	31
Total non-mortgage-backed securities	393	7	(3)	397
Mortgage-backed securities
U.S. obligations single-family[2]	2	—	—	2
GSE single-family	431	—	(9)	422
Private-label	3	—	—	3
Total mortgage-backed securities	436	—	(9)	427
Total	$829	$7	$(12)	$824

	December 31, 2023
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$364	$11	$(3)	$372
State or local housing agency obligations	31	—	—	31
Total non-mortgage-backed securities	395	11	(3)	403
Mortgage-backed securities
U.S. obligations single-family[2]	1	—	—	1
GSE single-family	453	—	(10)	443
Private-label	3	—	—	3
Total mortgage-backed securities	457	—	(10)	447
Total	$852	$11	$(13)	$850

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $10 million and $5 million at March 31, 2024 and December 31, 2023.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

The Bank had no sales of HTM securities during the three months ended March 31, 2024 and 2023.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	March 31, 2024		December 31, 2023
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after one year through five years	$248	$246	$249	$249
Due after five years through ten years	73	74	73	76
Due after ten years	72	77	73	78
Total non-mortgage-backed securities	393	397	395	403
Mortgage-backed securities	436	427	457	447
Total	$829	$824	$852	$850

ALLOWANCE FOR CREDIT LOSSES ON AFS AND HTM SECURITIES

The Bank evaluates AFS and HTM investment securities for credit losses on a quarterly basis. At March 31, 2024 and December 31, 2023, the Bank had no allowance for credit losses recorded on its AFS or HTM securities. For additional details on the Bank’s allowance methodology, refer to “Item 8. Financial Statements and Supplementary Data — Note 4 — Investments” in the 2023 Form 10-K.

Note 4 — Advances

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	March 31, 2024		December 31, 2023
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$6	7.03%	$2	7.14%
Due in one year or less	57,478	5.16	$52,890	5.34
Due after one year through two years	14,947	4.39	14,866	4.12
Due after two years through three years	12,992	3.90	13,230	3.95
Due after three years through four years	10,336	4.33	8,689	4.35
Due after four years through five years	13,232	5.23	30,189	5.55
Thereafter	3,105	3.53	3,355	3.51
Total par value	112,096	4.80%	123,221	4.98%
Premiums	3		6
Fair value hedging adjustments	(1,123)		(697)
Total	$110,976		$122,530

1    Excludes accrued interest receivable of $293 million and $392 million at March 31, 2024 and December 31, 2023.

The Bank offers advances to members and eligible housing associates that may be prepaid on predetermined dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At March 31, 2024 and December 31, 2023, the Bank had callable advances outstanding totaling $23.6 billion and $31.8 billion.

The following table summarizes advances by year of redemption term or next call date for callable advances (dollars in millions):

	Redemption Term or Next Call Date
	March 31, 2024	December 31, 2023
Overdrawn demand deposit accounts	$6	$2
Due in one year or less	71,450	82,983
Due after one year through two years	13,206	12,136
Due after two years through three years	10,438	10,584
Due after three years through four years	7,764	5,980
Due after four years through five years	6,173	8,228
Thereafter	3,059	3,308
Total par value	$112,096	$123,221

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

ADVANCE CONCENTRATIONS

The Bank’s advances are primarily concentrated in commercial banks and insurance companies. At March 31, 2024 and December 31, 2023, the Bank had outstanding advances of $28.0 billion and $37.0 billion to Wells Fargo Bank, N.A., which represented 25 percent and 30 percent of the total principal amount of outstanding advances.

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates advances for credit losses on a quarterly basis. At March 31, 2024 and December 31, 2023, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. The Bank considers an advance past due if a default of contractual principal or interest exists for a period of 30 days or more. In addition, there were no modifications related to advances resulting from a borrower experiencing financial difficulties during the three months ended March 31, 2024 and 2023.

The Bank has never experienced a credit loss on its advances. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on its advances at March 31, 2024 and December 31, 2023. For additional information on the Bank’s allowance methodology, including eligible collateral types, see “Item 8. Financial Statements and Supplementary Data — Note 5 — Advances” in the 2023 Form 10-K.

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

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	March 31, 2024	December 31, 2023
Fixed rate, long-term[1] single-family mortgage loans	$9,335	$8,939
Fixed rate, medium-term[2] single-family mortgage loans	928	945
Total unpaid principal balance	10,263	9,884
Premiums	117	113
Discounts	(11)	(11)
Basis adjustments from mortgage loan purchase commitments	(13)	(13)
Total mortgage loans held for portfolio[3]	10,356	9,973
Allowance for credit losses	(5)	(6)
Total mortgage loans held for portfolio, net	$10,351	$9,967

1    Long-term is defined as an original term of greater than 15 years and up to 30 years.

2    Medium-term is defined as an original term of 15 years or less.

3    Excludes accrued interest receivable of $63 million and $58 million at March 31, 2024 and December 31, 2023.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	March 31, 2024	December 31, 2023
Conventional mortgage loans	$9,887	$9,506
Government-insured mortgage loans	376	378
Total unpaid principal balance	$10,263	$9,884

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

The following tables present the payment status for conventional mortgage loans (dollars in millions):

	March 31, 2024
	Origination Year
	Prior to 2020	2020 to 2024	Total
Past due 30 - 59 days	$28	$24	$52
Past due 60 - 89 days	8	6	14
Past due 90 - 179 days	5	6	11
Past due 180 days or more	4	2	6
Total past due mortgage loans	45	38	83
Total current mortgage loans	2,581	7,310	9,891
Total amortized cost of mortgage loans[1]	$2,626	$7,348	$9,974

	December 31, 2023
	Origination Year
	Prior to 2019	2019 to 2023	Total
Past due 30 - 59 days	$20	$30	$50
Past due 60 - 89 days	6	6	12
Past due 90 - 179 days	5	7	12
Past due 180 days or more	4	1	5
Total past due mortgage loans	35	44	79
Total current mortgage loans	1,752	7,758	9,510
Total amortized cost of mortgage loans[1]	$1,787	$7,802	$9,589

1    Amortized cost represents the unpaid principal balance adjusted for unamortized premiums, discounts, price adjustment fees, basis adjustments, and direct write-downs. Amortized cost excludes accrued interest receivable.

The following tables present other delinquency statistics for mortgage loans (dollars in millions):

	March 31, 2024
Amortized Cost	Conventional	Government-Insured	Total
In process of foreclosure[1]	$3	$1	$4
Serious delinquency rate[2]	—%	1%	—%
Past due 90 days or more and still accruing interest[3]	$—	$4	$4
Non-accrual mortgage loans[4]	$44	$—	$44

	December 31, 2023
Amortized Cost	Conventional	Government- Insured	Total
In process of foreclosure[1]	$2	$1	$3
Serious delinquency rate[2]	—%	1%	—%
Past due 90 days or more and still accruing interest[3]	$—	$5	$5
Non-accrual mortgage loans[4]	$40	$—	$40

1    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.

2    Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total mortgage loans. Serious delinquency rate on conventional loans was less than one percent at both March 31, 2024 and December 31, 2023.

3    Represents government-insured mortgage loans that are 90 days or more past due.

4    Represents conventional mortgage loans that are 90 days or more past due or for which the collection of interest or principal is doubtful. At March 31, 2024 and December 31, 2023, $25 million and $24 million of conventional mortgage loans on non-accrual status were evaluated individually and did not have a related allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral was greater than the amortized cost of the loans.

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates mortgage loans for credit losses on a quarterly basis. At March 31, 2024 and December 31, 2023, the Bank’s allowance for credit losses on conventional mortgage loans was $5 million and $6 million. The Bank recorded no credit losses on its government-insured mortgage loans at March 31, 2024 and December 31, 2023. For additional information on the Bank’s allowance methodology, refer to “Item 8. Financial Statements and Supplementary Data — Note 6 — Mortgage Loans Held for Portfolio” in the 2023 Form 10-K.

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

For additional information on the Bank’s derivative and hedging accounting policies, see “Item 8. Financial Statements and Supplementary Data — Note 1 — Summary of Significant Accounting Policies” in the 2023 Form 10-K. For additional information on the types of derivatives and hedged items utilized by the Bank, see “Item 8. Financial Statements and Supplementary Data — Note 7 — Derivatives and Hedging Activities” in the 2023 Form 10-K.

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	March 31, 2024			December 31, 2023
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$104,282	$351	$93	$112,954	$290	$98
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	61,973	2	2	53,050	1	2
Forward settlement agreements	150	—	—	115	—	1
Mortgage loan purchase commitments	148	—	—	112	1	—
Total derivatives not designated as hedging instruments	62,271	2	2	53,277	2	3
Total derivatives before netting and collateral adjustments	$166,553	353	95	$166,231	292	101
Netting adjustments and cash collateral[1]		898	(81)		975	(94)
Total derivative assets and derivative liabilities		$1,251	$14		$1,267	$7

1     Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral, including accrued interest, held or placed with the same clearing agent and/or counterparty. At both March 31, 2024 and December 31, 2023, cash collateral, including accrued interest, posted by the Bank was $1.3 billion. At March 31, 2024 and December 31, 2023, the Bank held cash collateral, including accrued interest, from clearing agents or counterparties of $284 million and $197 million.

The following tables summarize the net gains (losses) on qualifying and discontinued fair value hedging relationships recorded in net interest income, including the net interest settlements on derivatives, as well as total income (expense) by hedged product recorded on the Statements of Income (dollars in millions):

	For the Three Months Ended March 31, 2024
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,698	$375	$(1,429)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$650	$485	$(152)
Hedged items[3]	(426)	(387)	100
Net gains (losses) on fair value hedging relationships	$224	$98	$(52)

	For the Three Months Ended March 31, 2023
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,394	$224	$(983)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(122)	$(195)	$46
Hedged items[3]	260	260	(110)
Net gains (losses) on fair value hedging relationships	$138	$65	$(64)

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
3    Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	March 31, 2024
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$49,812	$17,113	$36,712
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(1,071)	$(784)	$(120)
Basis adjustments for discontinued hedging relationships included in amortized cost	(52)	(30)	(5)
Total amount of fair value hedging adjustments	$(1,123)	$(814)	$(125)

	December 31, 2023
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$43,584	$16,749	$51,393
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(645)	$(395)	$(17)
Basis adjustments for discontinued hedging relationships included in amortized cost	(52)	(32)	(8)
Total amount of fair value hedging adjustments	$(697)	$(427)	$(25)

1    Represents the portion of amortized cost designated as a hedged item in an active or discontinued fair value hedging relationship. Amortized cost includes fair value hedging adjustments.

The following table summarizes the components of “Net gains (losses) on derivatives” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended
	March 31,
	2024	2023
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$(11)	$40
Forward settlement agreements	—	(1)
Mortgage loan purchase commitments	(1)	—
Net interest settlements	(9)	(22)
Total net gains (losses) related to derivatives not designated as hedging instruments	(21)	17
Price alignment amount[1]	—	(7)
Net gains (losses) on derivatives	$(21)	$10

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

Uncleared derivative transactions executed on or after September 1, 2022 are subject to two-way initial margin requirements as mandated by the Dodd-Frank Act, if the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of March 31, 2024, the Bank was not required to post initial margin on its uncleared derivative transactions in accordance with the noted regulations.

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

Each clearinghouse determines initial margin requirements which are considered cash collateral. Generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at March 31, 2024. Variation margin requirements with each clearinghouse are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

OFFSETTING OF DERIVATIVE ASSETS AND DERIVATIVE LIABILITIES

The Bank presents derivative instruments, related cash collateral received or pledged, and associated accrued interest on a net basis by clearing agent and/or by counterparty when it has met the netting requirements. Additional information regarding these agreements is provided in “Item 8. Financial Statements and Supplementary Data — Note 1 — Summary of Significant Accounting Policies” in the 2023 Form 10-K.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	March 31, 2024
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$319	$(305)	$—	$14
Cleared derivatives	34	1,203	—	1,237
Total	$353	$898	$—	$1,251
Derivative Liabilities
Uncleared derivatives	$89	$(75)	$—	$14
Cleared derivatives	6	(6)	—	—
Total	$95	$(81)	$—	$14

	December 31, 2023
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$248	$(245)	$1	$4
Cleared derivatives	43	1,220	—	1,263
Total	$291	$975	$1	$1,267
Derivative Liabilities
Uncleared derivatives	$95	$(88)	$—	$7
Cleared derivatives	6	(6)	—	—
Total	$101	$(94)	$—	$7

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

    Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At March 31, 2024 and December 31, 2023, the total par value of outstanding consolidated obligations of the FHLBanks was $1,172.4 billion and $1,204.3 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	March 31, 2024		December 31, 2023
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$64,923	4.96%	$55,288	5.15%
Discounts and concessions[1]	(1,513)		(736)
Fair value option adjustments	(52)		(15)
Total	$63,358		$54,537

1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	March 31, 2024		December 31, 2023
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$48,272	4.93%	$63,887	5.10%
Due after one year through two years	36,964	5.34	39,323	5.38
Due after two years through three years	4,135	4.03	4,159	4.00
Due after three years through four years	2,155	3.76	1,416	3.28
Due after four years through five years	2,807	4.41	2,507	4.19
Thereafter	6,463	3.47	5,671	3.14
Total par value	100,796	4.91%	116,963	5.02%
Premiums	43		52
Discounts and concessions[1]	(27)		(29)
Fair value hedging adjustments	(125)		(25)
Total	$100,687		$116,961

1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	March 31, 2024	December 31, 2023
Non-callable or non-putable	$70,378	$77,731
Callable	30,418	39,232
Total par value	$100,796	$116,963

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

Year of Contractual Maturity or Next Call Date	March 31, 2024	December 31, 2023
Due in one year or less	$62,492	$76,142
Due after one year through two years	30,764	33,413
Due after two years through three years	3,690	3,479
Due after three years through four years	1,074	880
Due after four years through five years	1,579	1,819
Thereafter	1,197	1,230
Total par value	$100,796	$116,963

Note 8 — Capital

CAPITAL STOCK

The Bank’s capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. The Bank issues a single class of capital stock (Class B capital stock) and has two subclasses of Class B capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.06 percent of its total assets as of the preceding December 31st, subject to a cap of $10 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.50 percent of its outstanding advances, 4.00 percent of its outstanding mortgage loans, and 0.10 percent of its standby letters of credit. All capital stock issued is subject to a notice of redemption period of five years.

The capital stock requirements established in the Bank’s Capital Plan are designed so that the Bank can remain adequately capitalized as member activity changes. The Bank’s Board of Directors may make adjustments to the capital stock requirements within ranges established in the Capital Plan.

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At March 31, 2024 and December 31, 2023, the Bank had no excess capital stock outstanding.

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

The following table summarizes changes in MRCS (dollars in millions):

	For the Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$12	$15
Net payments for repurchases/redemptions of MRCS	(2)	(1)
Balance, end of period	$10	$14

The following table summarizes the Bank’s MRCS by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	March 31, 2024	December 31, 2023
Due after one year through two years	$5	$—
Due after two years through three years	—	6
Past contractual redemption date due to outstanding activity with the Bank	5	6
Total	$10	$12

1    At the Bank’s election, MRCS may be redeemed prior to the expiration of the five year redemption period that commences on the date of the notice of redemption.

RESTRICTED RETAINED EARNINGS

The Bank entered into a JCE Agreement with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of its average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends. At March 31, 2024 and December 31, 2023, the Bank’s restricted retained earnings account totaled $951 million and $896 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in AOCI (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 3)	Pension and postretirement benefits	Total AOCI
Balance, December 31, 2022	$(114)	$(3)	$(117)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(67)	—	(67)
Net actuarial gains (losses)	—	1	1
Net current period other comprehensive income (loss)	(67)	1	(66)
Balance, March 31, 2023	$(181)	$(2)	$(183)

Balance, December 31, 2023	$(178)	$(2)	$(180)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	171	—	171
Net current period other comprehensive income (loss)	171	—	171
Balance, March 31, 2024	$(7)	$(2)	$(9)

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

•Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at March 31, 2024 and December 31, 2023.

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

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	March 31, 2024		December 31, 2023
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$1,497	$9,728	$1,641	$10,023
Regulatory capital	$7,051	$9,728	$7,376	$10,023
Leverage capital	$8,813	$14,592	$9,220	$15,034
Capital-to-assets ratio	4.00%	5.52%	4.00%	5.44%
Capital stock-to-assets ratio	2.00%	3.49%	2.00%	3.59%
Leverage ratio	5.00%	8.28%	5.00%	8.15%

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. The Bank had no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2024 and 2023.

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

	March 31, 2024
		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$32	$32	$—	$—	$—	$32
Interest-bearing deposits	3,711	—	3,711	—	—	3,711
Securities purchased under agreements to resell	12,950	—	12,950	—	—	12,950
Federal funds sold	8,305	—	8,305	—	—	8,305
Trading securities	2,532	—	2,532	—	—	2,532
Available-for-sale securities	24,691	—	24,691	—	—	24,691
Held-to-maturity securities	829	—	821	3	—	824
Advances	110,976	—	111,068	—	—	111,068
Mortgage loans held for portfolio, net	10,351	—	9,278	31	—	9,309
Accrued interest receivable	506	—	506	—	—	506
Derivative assets, net	1,251	—	353	—	898	1,251
Other assets	41	41	—	—	—	41
Liabilities
Deposits	(1,109)	—	(1,109)	—	—	(1,109)
Consolidated obligations
Discount notes	(63,358)	—	(63,356)	—	—	(63,356)
Bonds	(100,687)	—	(99,882)	—	—	(99,882)
Total consolidated obligations	(164,045)	—	(163,238)	—	—	(163,238)
MRCS	(10)	(10)	—	—	—	(10)
Accrued interest payable	(967)	—	(967)	—	—	(967)
Derivative liabilities, net	(14)	—	(95)	—	81	(14)

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

SUMMARY OF VALUATION TECHNIQUES AND PRIMARY INPUTS
The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition are disclosed in “Item 8. Financial Statements and Supplementary Data — Note 13 — Fair Value” in the 2023 Form 10-K. There have been no significant changes in the valuation methodologies during the three months ended March 31, 2024.

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	March 31, 2024
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S. Treasury obligations	$—	$2,314	$—	$—	$2,314
Other U.S. obligations	—	63	—	—	63
GSE and TVA obligations	—	48	—	—	48
Other non-MBS	—	107	—	—	107
Total trading securities	—	2,532	—	—	2,532
Available-for-sale securities
Other U.S. obligations	—	261	—	—	261
GSE and TVA obligations	—	317	—	—	317
State or local housing agency obligations	—	542	—	—	542
Other non-MBS	—	160	—	—	160
U.S. obligations single-family MBS	—	4,695	—	—	4,695
GSE single-family MBS	—	222	—	—	222
GSE multifamily MBS	—	18,494	—	—	18,494
Total available-for-sale securities	—	24,691	—	—	24,691
Derivative assets, net
Interest-rate related	—	353	—	898	1,251
Other assets	41	—	—	—	41
Total recurring assets at fair value	$41	$27,576	$—	$898	$28,515
Liabilities
Discount notes[2]	$—	$(59,599)	$—	$—	$(59,599)
Derivative liabilities, net
Interest-rate related	—	(95)	—	81	(14)
Total recurring liabilities at fair value	$—	$(59,694)	$—	$81	$(59,613)

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
FAIR VALUE ON A NON-RECURRING BASIS

    The Bank measures certain impaired mortgage loans held for portfolio at Level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. At March 31, 2024 and December 31, 2023, impaired mortgage loans held for portfolio recorded at fair value as a result of a non-recurring change in fair value were $2 million and $1 million. These fair values were as of the date the fair value adjustment was recorded during the three months ended March 31, 2024 and year ended December 31, 2023.

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

For the three months ended March 31, 2024, net gains on financial instruments held under fair value option (i.e., discount notes) were $37 million compared to net losses of $65 million for the same period in 2023, and the Bank determined no credit risk adjustments for nonperformance were necessary. In determining that no credit risk adjustments were necessary, the Bank considered the following factors:

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

The following tables summarize the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected (dollars in millions):

	March 31, 2024
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$61,128	$59,599	$(1,529)

	December 31, 2023
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$48,164	$47,442	$(722)

Note 10 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At March 31, 2024 and December 31, 2023, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was $1,006.7 billion and $1,032.1 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	March 31, 2024			December 31, 2023
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1,2]	$15,445	$133	$15,578	$9,396
Standby bond purchase agreements[2]	48	797	845	852
Commitments to purchase mortgage loans	148	—	148	112
Commitment to issue bonds[3]	85	—	85	47
Commitments to issue discount notes[3]	1,385	—	1,385	551
Commitments to fund advances[2,4]	436	30	466	2,163

1    Excludes commitments to issue standby letters of credit, when applicable. At both March 31, 2024 and December 31, 2023, the Bank had no commitments to issue standby letters of credit.

2    The Bank has deemed it unnecessary to record any liability for credit losses on these agreements at March 31, 2024 and December 31, 2023, based on its credit extension and collateral policies.

3    The Bank enters into commitments to issue consolidated obligations in the normal course of its business, that generally settle within 30 calendar days.

4    The Bank enters into commitments to fund additional advances up to 24 months in the future.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The maturities of standby letters of credit outstanding at March 31, 2024 are currently no later than 2038. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” on the Statements of Condition and amounted to $11 million and $4 million at March 31, 2024 and December 31, 2023.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing finance agencies within its district pursuant to which, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the bonds until the designated marketing agent can find a suitable investor or the state housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. At March 31, 2024, the Bank had standby bond purchase agreements with seven state housing finance agencies. The maturities of standby bond purchase agreements outstanding at March 31, 2024 are currently no later than 2029. During the three months ended March 31, 2024 and 2023, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at March 31, 2024 and December 31, 2023 is reported in “Note 6 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a FLA. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $182 million and $178 million at March 31, 2024 and December 31, 2023.
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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	March 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Advances	$807	1	$739	1
Mortgage loans	132	1	124	1
Deposits	9	1	8	1
Capital stock	55	1	50	1

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of total capital stock outstanding (including MRCS). At March 31, 2024 and December 31, 2023, the Bank had the following business concentrations with stockholders (dollars in millions):

	March 31, 2024
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.[3]	$1,278	20	$28,000	$7	$520
Superior Guaranty Insurance Company[4]	5	—	—	131	—
Total	$1,283	20	$28,000	$138	$520

	December 31, 2023
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.[3]	$1,676	24	$37,000	$7	$1,687
Superior Guaranty Insurance Company[4]	6	—	—	137	—
Total	$1,682	24	$37,000	$144	$1,687
1    Pursuant to applicable Finance Agency regulations, the Bank’s voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank’s capital stock.

2    Represents interest income earned on advances during the three months ended ended March 31, 2024 and the year ended December 31, 2023. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

3    Wells Fargo Bank, N.A. had standby letters of credit outstanding totaling $7.6 billion and $0.9 billion as of March 31, 2024 and December 31, 2023.

4    Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A. and had no standby letters of credit outstanding as of March 31, 2024 and December 31, 2023.

Note 12 — Activities with Other FHLBanks

    Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the three months ended March 31, 2024 and 2023 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2024
Chicago	$—	$5	$(5)	$—

2023
Chicago	$—	$5	$(5)	$—
San Francisco	—	1,005	(1,005)	—
	$—	$1,010	$(1,010)	$—

The following table summarizes borrowing activity from other FHLBanks during the three months ended March 31, 2024 and 2023 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2024
Chicago	$—	$1,000	$(1,000)	$—
Cincinnati	—	500	(500)	—
	$—	$1,500	$(1,500)	$—

2023
Cincinnati	$—	$250	$—	$250

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our MD&A and Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (SEC) on March 7, 2024. Our MD&A is designed to provide information that will help the reader develop a better understanding of our financial statements, key financial statement changes from quarter to quarter, and the primary factors driving those changes. Throughout this Form 10-Q, acronyms and terms used are defined in the Glossary of Terms. Unless the context otherwise requires, the terms “we,” “us,” and “our” refer to the Federal Home Loan Bank of Des Moines or its management. Our MD&A is organized as follows:

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

•general economic and market conditions that could impact the business we do with our members, including, but not limited to, the timing and volatility of market activity, inflation/deflation, employment rates, geopolitical instability or conflicts, housing market activity and housing prices, the level of mortgage prepayments, the valuation of pledged collateral, and the condition of the capital markets and the impact is has on our consolidated obligations;

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

For additional information regarding these and other risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements, see “Item 1A. Risk Factors” in this quarterly report and in our 2023 Form 10-K. Forward-looking statements apply only as of the date they are made, and we undertake no obligation to update or revise any forward-looking statement.

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

Affordable Housing and Community Impact
Our housing and community development programs are central to our mission by providing reliable liquidity and funding to help our members build strong communities. The success of the cooperative means more funding is allocated to support members in these community-building initiatives, as 10 percent of our earnings are allocated to funding affordable housing initiatives in our district. During the first quarter of 2024, we accrued AHP assessments of $30 million and disbursed $8 million of AHP funds through our housing grants and/or down payment assistance programs as a part of our ongoing mission to support members’ affordable housing and community development needs. In addition, we awarded $20 million through a matching program with our members to hundreds of non-profit and government agencies through the Member Impact Fund, a discretionary non-AHP program, during the first quarter of 2024.

Financial Results
Our financial condition and results of operations are influenced by global and national economies, local economies within our district, and the conditions in the financial, housing, and credit markets, all of which impact the interest rate environment. The interest rate environment significantly impacts our profitability. In response to higher inflation, the FOMC raised the target range for the federal funds rate throughout 2023, which led to higher interest rates during the first quarter of 2024 when compared to the same period last year that bolstered our net interest income. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Conditions in the Financial Markets” for additional discussion on economic conditions impacting our financial results.
For the three months ended March 31, 2024, we reported net income of $274 million compared to $191 million for the same period in 2023.

Net interest income increased $67 million during the three months ended March 31, 2024 when compared to the same period last year due primarily to higher short-term interest rates and average balances, which improved earnings on invested capital. In addition, net interest income increased due to higher asset liability spreads resulting from an increase in longer-term advances and higher yielding MBS purchases.

Other income (loss) increased $19 million during the three months ended March 31, 2024 when compared to the same period last year primarily driven by changes in fair value on our trading securities, fair value option instruments, and economic derivatives.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional discussion on our results of operations.

Our total assets decreased to $176.3 billion at March 31, 2024, from $184.4 billion at December 31, 2023, driven primarily by a decrease in advances, partially offset by an increase in investments. Advances decreased $11.6 billion mainly due to a decrease in borrowings by large depository institution members. Investments increased $3.2 billion due to an increase in short-term investments, mainly securities purchased under agreements to resell and federal funds sold, as well as the purchase of agency MBS.

Total capital decreased to $9.7 billion at March 31, 2024 from $9.8 billion at December 31, 2023. Our regulatory capital ratio increased to 5.52 percent at March 31, 2024, from 5.44 percent at December 31, 2023, and remained above the required regulatory limit at each period end. Regulatory capital includes capital stock, MRCS, and retained earnings.

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

Effective January 1, 2024, we updated our adjusted net income methodology to no longer exclude the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract and reflect the amount in adjusted net interest income. In addition, we updated the policy to include trading security premium/discount amortization on certain non-zero coupon investments. Under GAAP, the premium/discount is recorded as a component of the change in security fair value through other income (loss). These revisions were made to reflect the economic value of the transaction within margin.

As indicated in the tables that follow, our adjusted net interest income and adjusted net income increased during the three months ended March 31, 2024 when compared to the same period in 2023. Our adjusted net interest income was impacted primarily by higher short-term interest rates and average balances, which improved earnings on invested capital. In addition, net interest income increased due to higher asset liability spreads resulting from an increase in longer-term advances and higher yielding MBS purchases.

The following table summarizes the reconciliation between GAAP and adjusted net interest income (dollars in millions):

	For the Three Months Ended
	March 31,
	2024	2023
GAAP net interest income	$349	$282
Exclude:
Prepayment fees on advances, net[1]	(1)	(1)
Prepayment fees on investments, net[2]	—	5
Market value adjustments on fair value hedges[3]	16	(10)
Total adjustments	15	(6)
Include items reclassified from other income (loss):
Trading security (premium) discount amortization[4]	10	—
Net interest income (expense) on economic hedges[5]	(9)	(21)
Adjusted net interest income[6]	$335	$267

GAAP net interest margin	0.74%	0.66%
Adjusted net interest margin[7]	0.71%	0.63%

1    Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2    Prepayment fees on investments, net includes basis adjustment amortization, as well as premium and/or discount amortization on non-MBS.

3     Represents market value gains (losses) on derivatives and hedged items in qualifying hedging relationships. Beginning in 2024, we updated our Non-GAAP methodology to no longer exclude the price alignment amount on fair value hedges, which has historically been deemed a component of the derivative fair value for cleared transactions. For 2023, this methodology change would have resulted in a market value adjustment on fair value hedges of ($2) million.

4    Represents premium/discount amortization on non-zero coupon trading securities. Under GAAP, this premium/discount is recorded as a component of the change in security fair value through other income (loss). Beginning in 2024, we updated our Non-GAAP methodology to include trading security premium/discount amortization in adjusted net interest income. For 2023, this methodology change would have resulted in trading security (premium) discount amortization of $7 million.

5    Represents market value gains (losses) on economic derivatives. Beginning in 2024, we updated our Non-GAAP methodology to include the price alignment amount for economic hedges, which has historically been deemed a component of the derivative fair value for cleared transactions. For 2023, this methodology change would have resulted in net interest income (expense) on economic hedges of ($28) million.

6     For 2023, adjusted net interest income would have totaled $259 million if our 2024 Non-GAAP methodology had been in place.

7    For 2023, adjusted net interest margin would have been 0.61 percent if our 2024 Non-GAAP methodology had been in place.

The following table summarizes the reconciliation between GAAP net income before assessments and adjusted net income (dollars in millions):

	For the Three Months Ended
	March 31,
	2024	2023
GAAP net income before assessments	$304	$212
Exclude:
Prepayment fees on advances, net[1]	(1)	(1)
Prepayment fees on investments, net[2]	—	5
Market value adjustments on fair value hedges[3]	16	(10)
Market value adjustments on economic hedges[4]	(12)	31
Net gains (losses) on financial instruments held under fair value option	37	(65)
Net gains (losses) on trading securities	(20)	33
Net gains (losses) on extinguishment of debt	—	2
Include:
Trading security (premium) discount amortization[5]	10	—
Adjusted net income before assessments	294	217
Adjusted AHP assessments[6]	29	22
Adjusted net income[7]	$265	$195

1    Prepayment fees on advances, net includes basis adjustment amortization and premium and/or discount amortization.

2    Prepayment fees on investments, net includes basis adjustment amortization, as well as premium and/or discount amortization on non-MBS.

3    Represents market value gains (losses) on derivatives and hedged items in qualifying hedging relationships. Beginning in 2024, we updated our Non-GAAP methodology to no longer exclude the price alignment amount on fair value hedges, which has historically been deemed a component of the derivative fair value for cleared transactions. For 2023, this methodology change would have resulted in a market value adjustment on fair value hedges of ($2) million.

4    Represents market value gains (losses) on economic derivatives. Beginning in 2024, we updated our Non-GAAP methodology to include the price alignment amount for economic hedges, which has historically been deemed a component of the derivative fair value for cleared transactions. For 2023, this methodology change would have resulted in net interest income (expense) on economic hedges of ($28) million.

5    Represents premium/discount amortization on non-zero coupon trading securities. Under GAAP, this premium/discount is recorded as a component of the change in security fair value through other income (loss). Beginning in 2024, we updated our Non-GAAP methodology to include trading security premium/discount amortization in adjusted net interest income. For 2023, this methodology change would have resulted in trading security (premium) discount amortization of $7 million.

6    Adjusted AHP assessments for this non-GAAP measure are calculated as 10 percent of adjusted net income before assessments. For additional discussion on AHP assessments, refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Affordable Housing Program” in our 2023 Form 10-K.

7    For 2023, adjusted net income would have totaled $188 million if our 2024 Non-GAAP methodology had been in place.

For additional discussion on items impacting our GAAP earnings, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Throughout 2023, the FOMC raised the target range for the federal funds rate. Recent indicators suggest that economic activity has been expanding at a solid pace. Job gains have remained strong, and the unemployment rate has remained low. Inflation has eased over the past year but remains elevated. At its March 2024 meeting, the FOMC decided to maintain the target range for the federal funds rate at 5.25 to 5.50 percent, stating that it will carefully assess incoming data, the evolving outlook, and the balance of risks. In addition, the FOMC stated that it will continue reducing its holdings of Treasury securities, agency debt, and agency MBS.

Mortgage Markets

During the three months ended March 31, 2024, mortgage rates increased, on average, compared to the same period last year. The primary driver of activity within the mortgage markets was home purchases during the first quarter of 2024 as mortgage rates remain elevated. New home sales increased relative to the prior year, while existing home sales declined. Home prices have increased in 2024 and prepayment activity increased relative to the same period last year.

Interest Rates

    The following table shows information on key market interest rates1:

	3-Month Average		Period End
	March 31, 2024	March 31, 2023	March 31, 2024	December 31, 2023
Federal funds	5.33%	4.52%	5.33%	5.33%
SOFR	5.31	4.50	5.34	5.38
2-year U.S. Treasury	4.48	4.34	4.59	4.23
10-year U.S. Treasury	4.16	3.65	4.20	3.88
30-year residential mortgage note	6.74	6.34	6.79	6.42

1    Source: Bloomberg.

In response to higher inflation, the FOMC raised the target range for the federal funds rate throughout 2023, which led to higher interest rates, on average, during the three months ended March 31, 2024 when compared to the prior year.

SELECTED FINANCIAL DATA

    The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Cash and due from banks	$32	$31	$84	$52	$71
Investments[1]	53,018	49,828	56,667	55,498	57,530
Advances	110,976	122,530	122,258	114,057	119,027
Mortgage loans held for portfolio, net[2]	10,351	9,967	9,546	8,909	8,473
Total assets	176,269	184,406	190,668	180,181	186,417
Consolidated obligations
Discount notes	63,358	54,537	64,315	50,443	72,642
Bonds	100,687	116,961	113,766	116,810	100,883
Total consolidated obligations[3]	164,045	171,498	178,081	167,253	173,525
Mandatorily redeemable capital stock	10	12	12	13	14
Total liabilities	166,560	174,575	181,058	170,985	177,295
Capital stock — Class B putable	6,442	6,873	6,811	6,449	6,592
Retained earnings	3,276	3,138	3,005	2,854	2,713
Accumulated other comprehensive income (loss)	(9)	(180)	(206)	(107)	(183)
Total capital	9,709	9,831	9,610	9,196	9,122
Regulatory capital ratio[4]	5.52	5.44	5.15	5.17	5.00

	For the Three Months Ended
Statements of Income	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Net interest income	$349	$347	$340	$337	$282
Provision (reversal) for credit losses on mortgage loans	(1)	—	—	1	—
Other income (loss)[5]	4	14	3	(17)	(15)
Community and housing contributions	—	30	5	—	12
All other expense[6]	50	47	43	41	43
AHP assessments	30	28	30	28	21
Net income	274	256	265	250	191
Selected Financial Ratios[7]
Net interest spread[8]	0.43%	0.45%	0.42%	0.43%	0.41%
Net interest margin[9]	0.74	0.74	0.74	0.72	0.66
Return on average equity (annualized)	11.36	10.36	11.31	10.98	8.51
Return on average capital stock (annualized)	16.42	14.81	15.65	15.04	12.00
Return on average assets (annualized)	0.57	0.53	0.56	0.53	0.44
Average equity to average assets	5.03	5.12	4.99	4.79	5.19

1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, AFS securities, and HTM securities.

2    Includes an allowance for credit losses of $5 million, $6 million, $6 million, $6 million, and $5 million at March 31, 2024, December 31, 2023, September 30, 2023, June 30, 2023, and March 31, 2023.

3    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $1,172.4 billion, $1,204.3 billion, $1,229.9 billion, $1,340.2 billion, and $1,477.7 billion at March 31, 2024, December 31, 2023, September 30, 2023, June 30, 2023, and March 31, 2023.

4    Represents period-end regulatory capital expressed as a percentage of period-end total assets. Regulatory capital includes Class B capital stock (including MRCS) and retained earnings.

5    Other income (loss) includes, among other things, net gains (losses) on investment securities, net gains (losses) on derivatives, net gains (losses) on financial instruments held under fair value option, and standby letter of credit fees.

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

RESULTS OF OPERATIONS

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Three Months Ended March 31,
	2024			2023
	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]
Interest-earning assets
Interest-bearing deposits	$5,362	5.36%	$71	$3,548	4.47%	$39
Securities purchased under agreements to resell	12,167	5.43	164	8,260	4.58	93
Federal funds sold	14,696	5.41	198	15,244	4.57	171
MBS[4,5,6]	23,698	6.15	362	15,450	5.44	207
Other investments[4,5,6,7]	4,564	3.94	45	4,829	3.05	37
Advances[5,8]	118,539	5.76	1,698	116,571	4.85	1,394
Mortgage loans[9]	10,155	3.99	101	8,386	3.34	69
Loans to other FHLBanks	—	7.31	—	29	4.66	—
Total interest-earning assets	189,181	5.61	2,639	172,317	4.73	2,010
Non-interest-earning assets	3,569	—	—	3,096	—	—
Total assets	$192,750	5.51%	$2,639	$175,413	4.65%	$2,010
Interest-bearing liabilities
Deposits	$1,243	4.58%	$14	$1,112	3.71%	$10
Consolidated obligations
Discount notes[5]	65,210	5.22	846	70,180	4.25	735
Bonds[5]	111,429	5.16	1,429	90,971	4.38	983
Other interest-bearing liabilities[10]	61	6.18	1	17	7.68	—
Total interest-bearing liabilities	177,943	5.18	2,290	162,280	4.32	1,728
Non-interest-bearing liabilities	5,111	—	—	4,023	—	—
Total liabilities	183,054	5.03	2,290	166,303	4.21	1,728
Capital	9,696	—	—	9,110	—	—
Total liabilities and capital	$192,750	4.78%	$2,290	$175,413	4.00%	$1,728
Net interest income and spread[11]		0.43%	$349		0.41%	$282
Net interest margin[12]		0.74%			0.66%
Average interest-earning assets to interest-bearing liabilities		106.32%			106.18%

1    Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.

2    In instances where the average balance and/or related income/expense is less than $1 million, the yield/cost will continue to be presented, based on numbers in actuals.

3    Interest income and expense amounts reported for advances, MBS, other investments, and consolidated obligation bonds include gains (losses) on hedged items and derivatives in qualifying fair value hedge relationships.

4    The average balance of AFS and HTM securities is reflected at amortized cost.

5    Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.

6    Interest income on investment securities includes prepayment fees, net of related amortization, of less than $1 million and $5 million for the three months ended March 31, 2024 and 2023.

7    Other investments primarily include U.S. Treasury obligations, other U.S. obligations, GSE and TVA obligations, state or local housing agency obligations, and taxable municipal bonds.

8    Interest income on advances includes prepayment fees, net of related amortization, of $(1) million for each of the three month periods ended March 31, 2024 and 2023.

9    Non-accrual loans are included in the average balance used to determine the average yield.

10    Other interest-bearing liabilities consist primarily of MRCS and/or borrowings from other FHLBanks.

11    Represents annualized yield on total interest-earning assets minus annualized yield on total interest-bearing liabilities.

12    Represents net interest income expressed as a percentage of average interest-earning assets.

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

	Three Months Ended
	March 31, 2024 vs. March 31, 2023
	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest income
Interest-bearing deposits	$23	$9	$32
Securities purchased under agreements to resell	51	20	71
Federal funds sold	(6)	33	27
MBS	125	30	155
Other investments	(2)	10	8
Advances	25	279	304
Mortgage loans	17	15	32
Total interest income	233	396	629
Interest expense
Deposits	1	3	4
Consolidated obligations
Discount notes	(54)	165	111
Bonds	249	197	446
Other interest-bearing liabilities	1	—	1
Total interest expense	197	365	562
Net interest income	$36	$31	$67

Interest income increased during the three months ended March 31, 2024 when compared to the same period in 2023 due primarily to the higher interest rate environment, as well as higher average investment volumes. Interest expense increased during the three months ended March 31, 2024 when compared to the same period in 2023 due to the higher interest rate environment and higher consolidated obligation volumes necessary to fund our increase in average assets and/or meet liquidity requirements.

Net interest spread represents the annualized yield on total interest-earning assets minus the annualized cost of total interest-bearing liabilities. Our net interest spread remained relatively stable during the three months ended March 31, 2024 when compared to the same period in 2023. Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. Our net interest margin increased during the three months ended March 31, 2024 when compared to the same period in 2023 due primarily to higher short-term interest rates, which improved our earnings on invested capital.

Other Income (Loss)

    The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended
	March 31,
	2024	2023
Net gains (losses) on trading securities	$(20)	$33
Net gains (losses) on financial instruments held under fair value option	37	(65)
Net gains (losses) on derivatives	(21)	10
Net gains (losses) on extinguishment of debt	—	2
Other, net	8	5
Total other income (loss)	$4	$(15)

Other income (loss) increased $19 million during the three months ended March 31, 2024 when compared to the same period in 2023. During the three months ended March 31, 2024, we recorded net combined losses of $4 million on our trading securities, fair value option instruments, and economic derivatives, including the related interest settlements, compared to net combined losses of $22 million for the same period in 2023. These changes were primarily driven by the interest rate environment and the reversal of historic gains and losses on instruments as they approach maturity. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our economic derivatives.

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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended March 31, 2024
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$9	$2	$—	$—	$(3)	$8
Net gains (losses) on derivatives and hedged items	1	4	—	—	11	16
Price alignment amount on derivatives[2]	(13)	(8)	—	—	—	(21)
Net interest settlements on derivatives[3]	227	100	—	—	(60)	267
Total impact to net interest income	224	98	—	—	(52)	270
Other income (loss):
Net gains (losses) on derivatives[4]	—	46	(1)	(66)	—	(21)
Net gains (losses) on trading securities[5]	—	(20)	—	—	—	(20)
Net gains (losses) on financial instruments held under fair value option[5]	—	—	—	37	—	37
Total impact to other income (loss)	—	26	(1)	(29)	—	(4)
Total net effect of hedging activities[6]	$224	$124	$(1)	$(29)	$(52)	$266

	For the Three Months Ended March 31, 2023
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$9	$6	$—	$—	$(1)	$—	$14
Net gains (losses) on derivatives and hedged items	(2)	12	—	—	(11)	—	(1)
Price alignment amount on derivatives[2]	(4)	(1)	—	—	(3)	—	(8)
Net interest settlements on derivatives[3]	135	48	—	—	(49)	—	134
Total impact to net interest income	138	65	—	—	(64)	—	139
Other income (loss):
Net gains (losses) on derivatives[4]	—	(3)	(1)	21	—	—	17
Net gains (losses) on trading securities[5]	—	33	—	—	—	—	33
Net gains (losses) on financial instruments held under fair value option[5]	—	—	—	(65)	—	—	(65)
Price alignment amount on derivatives[2]	—	—	—	—	—	(7)	(7)
Total impact to other income (loss)	—	30	(1)	(44)	—	(7)	(22)
Total net effect of hedging activities[6]	$138	$95	$(1)	$(44)	$(64)	$(7)	$117

1    Represents the amortization/accretion of basis adjustments on closed hedge relationships.

2    Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract, which fluctuates with changes in the interest rate environment.

3    Represents the interest component on derivatives that qualify for fair value hedge accounting.

4    Represents net gains (losses) on economic derivatives and the related interest settlements.

5    Represents the net gains (losses) on those trading securities and fair value option instruments for which we are utilizing economic derivatives to hedge the risk of changes in fair value.

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

NET GAINS (LOSSES) ON DERIVATIVES

We utilize economic derivatives to manage certain risks on our Statements of Condition. Gains and losses on economic derivatives include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. During the three months ended March 31, 2024, we recorded net losses of $21 million on our economic derivatives, compared to net gains of $17 million during the same period last year. These changes were primarily driven by changes in the interest rate environment and the reversal of historic gains and losses on instruments as they approach maturity.

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended March 31,
	2024	2023
Compensation and benefits	$21	$20
Contractual services	7	6
Professional fees	3	3
Other operating expenses	5	5
Total operating expenses	36	34
Federal Housing Finance Agency	3	2
Office of Finance	3	3
Community and housing contributions	—	12
Other, net	8	4
Total other expense	$50	$55

Other expense decreased $5 million during the three months ended March 31, 2024 when compared to the same period last year. The decline was primarily due to discretionary community and housing contributions of $12 million recorded to our Member Impact Fund in the first quarter of 2023, with no comparable contribution in the first quarter of 2024. This decrease in other expense was offset in part by an increase in other, net due to concession amortization on discount notes recorded under the fair value option.

STATEMENTS OF CONDITION

Financial Highlights

    Our total assets decreased to $176.3 billion at March 31, 2024 from $184.4 billion at December 31, 2023. Our total liabilities decreased to $166.6 billion at March 31, 2024 from $174.6 billion at December 31, 2023. Total capital decreased to $9.7 billion at March 31, 2024 from $9.8 billion at December 31, 2023. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	March 31, 2024	December 31, 2023
Commercial banks	$64,663	$75,997
Savings institutions	1,691	1,359
Credit unions	12,472	13,458
Insurance companies	33,194	31,992
CDFIs	8	8
Total member advances	112,028	122,814
Housing associates	49	354
Non-member borrowers	19	53
Total par value	$112,096	$123,221

Our total advance par value decreased $11.1 billion or nine percent at March 31, 2024 when compared to December 31, 2023, primarily due to a decrease in borrowings by large depository institution members.

The following table summarizes our advances by interest rate payment terms (dollars in millions):

	March 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Fixed rate	$68,184	61	$71,502	58
Variable rate	19,299	17	18,795	15
Variable rate, callable[1]	23,433	21	31,655	26
Other[2]	1,174	1	1,267	1
Overdrawn demand deposit accounts	6	—	2	—
Total advance par value	112,096	100	123,221	100
Premiums	3		6
Fair value hedging adjustments[3]	(1,123)		(697)
Total	$110,976		$122,530

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

At March 31, 2024 and December 31, 2023, advances outstanding to our five largest member borrowers totaled $47.0 billion and $55.0 billion, which represented 42 percent and 45 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at March 31, 2024 (dollars in millions):

	Amount	% of Total Advances
Wells Fargo Bank, N.A.	$28,000	25
Athene Annuity and Life Company[1]	7,031	6
UBS Bank USA	4,351	4
Principal Life Insurance Company	3,950	4
EquiTrust Life Insurance Company	3,650	3
Total par value	$46,982	42

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

Mortgage Loans

    The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	March 31, 2024	December 31, 2023
Fixed rate conventional loans	$9,887	$9,506
Fixed rate government-insured loans	376	378
Total unpaid principal balance	10,263	9,884
Premiums	117	113
Discounts	(11)	(11)
Basis adjustments from mortgage loan purchase commitments	(13)	(13)
Total mortgage loans held for portfolio	10,356	9,973
Allowance for credit losses	(5)	(6)
Total mortgage loans held for portfolio, net	$10,351	$9,967

Our total mortgage loans increased $0.4 billion or four percent at March 31, 2024 when compared to December 31, 2023. The increase was primarily due to new loan purchases exceeding principal paydowns, driven in part by a decrease in prepayment activity.

We evaluate mortgage loans for credit losses on a quarterly basis. For additional discussion on our mortgage loan credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Loans.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	March 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$3,711	7	$3,481	7
Securities purchased under agreements to resell	12,950	24	11,400	23
Federal funds sold	8,305	16	7,120	14
Total short-term investments	24,966	47	22,001	44
Long-term investments[2]
MBS
GSE single-family	653	1	633	1
GSE multifamily	18,494	35	17,955	36
U.S. obligations single-family[3]	4,697	9	4,399	9
Private-label residential	3	—	3	—
Total MBS	23,847	45	22,990	46
Non-MBS
U.S. Treasury obligations[3]	2,314	4	2,925	6
Other U.S. obligations[3]	324	1	396	1
GSE and TVA obligations	727	1	757	1
State or local housing agency obligations	573	1	489	1
Other[4]	267	1	270	1
Total non-MBS	4,205	8	4,837	10
Total long-term investments	28,052	53	27,827	56
Total investments	$53,018	100	$49,828	100

1    Short-term investments have original maturities equal to or less than one year.

2    Long-term investments have original maturities of greater than one year.

3    Represents investment securities backed by the full faith and credit of the U.S. Government.

4    Consists primarily of taxable municipal bonds.

Our investments increased $3.2 billion or six percent at March 31, 2024 when compared to December 31, 2023 due primarily to an increase in short-term investments, mainly securities purchased under agreements to resell and federal funds sold, as well as the purchase of agency MBS. At March 31, 2024 and December 31, 2023, we had agency MBS and/or state or local housing agency obligation purchases with a total par value of $126 million and $692 million that were traded but not yet settled. These investments were recorded as “available-for-sale” on our Statements of Condition with a corresponding payable recorded in “other liabilities.”

The Finance Agency limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 2.53 and 2.35 at March 31, 2024 and December 31, 2023.

We evaluate investments for credit losses on a quarterly basis. For additional discussion on our investment credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”

Consolidated Obligations

    Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At March 31, 2024 and December 31, 2023, the carrying value of consolidated obligations for which we are primarily liable totaled $164.0 billion and $171.5 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	March 31, 2024	December 31, 2023
Par value	$64,923	$55,288
Discounts and concession fees[1]	(1,513)	(736)
Fair value option valuation adjustments	(52)	(15)
Total	$63,358	$54,537

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes increased $8.8 billion or 16 percent at March 31, 2024 when compared to December 31, 2023. During the three months ended March 31, 2024, we continued to utilize discount notes primarily to fund our short-term assets and/or meet our liquidity requirements. Unamortized discounts outstanding at March 31, 2024 were higher than the prior year-end due primarily to the higher interest rate environment, on average, which results in larger discount levels. Fair value option adjustments changed $37 million at March 31, 2024 when compared to December 31, 2023, driven primarily by the interest rate environment and the reversal of historic gains and losses on fair value option discount notes as they approach maturity.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	March 31, 2024	December 31, 2023
Par value	$100,796	$116,963
Premiums	43	52
Discounts and concession fees[1]	(27)	(29)
Fair value hedging adjustments	(125)	(25)
Total	$100,687	$116,961

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds decreased $16.3 billion or 14 percent at March 31, 2024 when compared to December 31, 2023. Although the balance declined from the prior year-end, during the three months ended March 31, 2024, we continued to utilize bonds in an effort to capture attractive funding and/or meet our liquidity requirements. Fair value hedging adjustments changed $100 million at March 31, 2024 when compared to December 31, 2023, driven primarily by the interest rate environment and the reversal of historic gains and losses as they approach maturity.

For additional information on our consolidated obligations, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Capital

The following table summarizes information on our capital (dollars in millions):

	March 31, 2024	December 31, 2023
Capital stock	$6,442	$6,873
Retained earnings	3,276	3,138
Accumulated other comprehensive income (loss)	(9)	(180)
Total capital	$9,709	$9,831

Our capital remained relatively stable at March 31, 2024 when compared to December 31, 2023. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for additional information on our capital.

Derivatives

    We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	March 31, 2024	December 31, 2023
Interest rate swaps
Non-callable	$154,845	$133,720
Callable by counterparty	11,410	32,284
Total interest rate swaps	166,255	166,004
Forward settlement agreements	150	115
Mortgage loan purchase commitments	148	112
Total notional amount	$166,553	$166,231

The notional amount of our derivative contracts remained relatively stable at March 31, 2024 when compared to December 31, 2023. For additional discussion regarding our use of derivatives, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the three months ended March 31, 2024, proceeds from the issuance of bonds and discount notes were $14.1 billion and $441.3 billion compared to $42.8 billion and $423.4 billion for the same periods in 2023. During the three months ended March 31, 2024, we continued to utilize consolidated obligations in an effort to capture attractive funding and/or meet our liquidity requirements.

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of April 30, 2024, our consolidated obligations were rated AA+/A-1+ with a stable outlook by S&P and Aaa/P-1 with a negative outlook by Moody’s. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2023 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At March 31, 2024 and December 31, 2023, the total par value of outstanding consolidated obligations for which we are primarily liable was $165.7 billion and $172.2 billion. At March 31, 2024 and December 31, 2023, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was $1,006.7 billion and $1,032.1 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President and CEO or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of April 30, 2024, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

    We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the three months ended March 31, 2024, repayments of consolidated obligations totaled $462.7 billion compared to $446.6 billion for the same period in 2023.

During the three months ended March 31, 2024, advance disbursements (excluding daily renewals) totaled $93.4 billion compared to $220.9 billion for the same period in 2023. Advance disbursements vary from period to period depending on member needs and decreased during the three months ended March 31, 2024 due primarily to decreased member utilization of short-term advances. During the three months ended March 31, 2024, investment purchases (excluding overnight investments) totaled $3.5 billion compared to $2.4 billion for the same period in 2023, an increase due primarily to additional purchases of agency MBS.

We also use liquidity to purchase mortgage loans, redeem member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

LIQUIDITY REQUIREMENTS
We are subject to certain liquidity requirements set forth by the Finance Agency and maintain a liquidity contingency funding plan designed to enable us to meet our obligations and the liquidity needs of our members in the event of short-term capital market disruptions, or operational disruptions at our Bank and/or the Office of Finance. For additional details on these liquidity requirements, refer to our 2023 Form 10-K. Our primary liquidity requirement is discussed further below.
Liquidity Guidance AB – This guidance requires us to maintain sufficient liquidity for a period of 10 to 30 calendar days. The base case scenario requires 20 days of positive daily cash balances and assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including large, highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. At March 31, 2024 and December 31, 2023, we were in compliance with this base case liquidity guidance.
The Liquidity Guidance AB also specifies appropriate funding gap limits to address the risks associated with an FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of total assets. The guidance provides recommended funding gap maximums of negative 15 percent at the three-month horizon and negative 30 percent at the one-year horizon. At March 31, 2024 and December 31, 2023, we adhered to these funding gap requirements.
Capital

CAPITAL REQUIREMENTS

    We are subject to certain regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operational risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as the amounts paid-in for Class B capital stock (including MRCS), and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including MRCS) and retained earnings. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At March 31, 2024 and December 31, 2023, we did not hold any nonpermanent capital. At March 31, 2024 and December 31, 2023, we were in compliance with all three of the Finance Agency’s regulatory capital requirements.

    In addition to the requirements previously discussed, the Capital Stock AB requires each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets. For purposes of the Capital Stock AB, capital stock includes MRCS. The capital stock to total assets ratio is measured on a daily average basis at month end. At March 31, 2024 and December 31, 2023, we were in compliance with the Capital Stock AB.

Refer to “Item 1. Financial Statements — Note 8 — Capital” for additional information on our regulatory capital requirements.

CAPITAL STOCK
Our capital stock has a par value of $100 per share, and all shares are issued, redeemed, and repurchased only at the stated par value. We issue a single class of capital stock (Class B capital stock) and have two subclasses of Class B capital stock: membership and activity-based. Each member must purchase and hold membership capital stock in an amount equal to 0.06 percent of its total assets as of the preceding December 31st, subject to a cap of $10.0 million and a floor of $10,000. Each member is also required to purchase activity-based capital stock equal to 4.50 percent of its advances, 4.00 percent of mortgage loans outstanding, and 0.10 percent of its standby letters of credit. All Class B capital stock issued is subject to a notice of redemption period of five years.

The capital stock requirements established in our Capital Plan are designed so that we can remain adequately capitalized as member activity changes. Our Board of Directors may make adjustments to the capital stock requirements within ranges established in our Capital Plan.

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	March 31, 2024	December 31, 2023
Commercial banks	$3,701	$4,172
Savings institutions	118	102
Credit unions	887	919
Insurance companies	1,735	1,679
CDFIs	1	1
Total GAAP capital stock	6,442	6,873
MRCS	10	12
Total regulatory capital stock	$6,452	$6,885

The decrease in regulatory capital stock held at March 31, 2024 when compared to December 31, 2023 was due primarily to a decrease in activity-based capital stock resulting from a decline in advance balances. For additional information on our capital stock, refer to “Item 1. Financial Statements — Note 8 — Capital.”

Retained Earnings
Our risk management policies outline a targeted level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this targeted level and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve this level of retained earnings. At March 31, 2024 and December 31, 2023, our actual retained earnings exceeded our targeted level of retained earnings.
We entered into a JCE Agreement with all of the other Federal Home Loan Banks in 2011. Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of our average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At March 31, 2024 and December 31, 2023, our restricted retained earnings balance totaled $951 million and $896 million. One percent of our average balance of outstanding consolidated obligations for the three months ended March 31, 2024 was $1.8 billion.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended
	March 31,
	2024	2023
Aggregate cash dividends paid[1]	$136	$96
Effective combined annualized dividend rate paid on capital stock[2]	7.89%	6.58%
Annualized dividend rate paid on membership capital stock	3.55%	3.00%
Annualized dividend rate paid on activity-based capital stock	9.00%	7.75%
Average SOFR	5.31%	4.50%

1    Includes aggregate cash dividends paid during the period. Amount excludes cash dividends paid on MRCS. For financial reporting purposes, these dividends were recorded as interest expense on our Statements of Income.

2    Effective combined annualized dividend rate is paid on total capital stock, including MRCS.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of our critical accounting estimates, refer to our 2023 Form 10-K. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2024.

For a discussion of recently adopted or issued accounting standards, refer to “Item 1. Financial Statements — Note 2 — Recently Adopted and Issued Accounting Guidance.”

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Finance Agency’s Review and Analysis of the Federal Home Loan Bank System

On November 7, 2023, the Finance Agency issued a written report titled “FHLBank System at 100: Focusing on the Future,” presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. The Finance Agency expects its initiative to continue as a multi-year, collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the report and has stated it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action.

In April 2024, the Finance Agency provided an update on its plan to implement the report’s recommendations and announced key priorities for 2024. Among others, these priorities include (1) clarifying the FHLBank System mission; (2) aligning eligibility requirements for different types of FHLBank members; (3) streamlining requirements related to the Affordable Housing Program; and (4) strengthening FHLBank evaluation of member creditworthiness. The Finance Agency stated it would maintain transparency and continue robust stakeholder engagement during the implementation process, including seeking input on FHLBank mission achievement and members’ connection to housing and community development.

We continue to monitor the Finance Agency’s efforts to implement recommendations from the report, and we are not able to predict what actions will ultimately result, the timing or extent of any actions or changes, or the ultimate effect on us or the FHLBank System in the future. We plan to continue to engage with the Finance Agency and other stakeholders in an effort to ensure the FHLBank System remains well positioned to serve our members and their communities. For a further discussion of the report and related risks, see, respectively, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments” and “Item 1A — Risk Factors” of our 2023 Form 10-K.

Finance Agency Final Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans

On April 29, 2024, the Finance Agency released its final rule that specifies requirements related to FHLBanks’ compliance with fair housing and fair lending laws, including the Fair Housing Act, the Equal Credit Opportunity Act, and their implementing regulations, and prohibitions on unfair or deceptive acts or practices under the Federal Trade Commission Act. The final rule (i) outlines the Finance Agency’s enforcement authority; (ii) articulates standards related to oversight of fair housing, fair lending, and principles of equitable housing by FHLBank boards of directors; and (iii) requires each FHLBank to annually report actions it voluntarily takes to address barriers to sustainable housing opportunities for underserved communities (Equitable Housing Report Requirements). The final rule will become effective 60 days after the date it is published in the Federal Register, except that the Equitable Housing Report Requirements will become effective on February 15, 2026. We will continue to review the final rule and are evaluating the impact it may have on us and our operations.

SEC Final Rule on the Enhancement and Standardization of Climate-Related Disclosures for Investors

On March 6, 2024, the SEC adopted a final rule that will require registrants to disclose certain climate-related information in their annual reports. Following several petitions seeking judicial review of the final rule, on April 4, 2024, the SEC exercised its discretion to stay the final rule pending the completion of judicial review to avoid regulatory uncertainty for registrants subject to the final rule’s requirements during the pendency of the challenges to its validity. As issued, the final rule will require disclosure of, among other things: material climate-related risks; activities to mitigate or adapt to such risks; information about a registrant’s board of directors’ oversight of climate-related risks and management’s role in managing such risks; and information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition. In addition, certain disclosures related to severe weather events and other natural conditions will be required in a registrant’s audited financial statements. We will be subject to the requirements of the final rule applicable to us beginning with our annual report for fiscal year 2027. We continue to review the final rule and its impact on our financial condition and results of operations, including the possible effect on costs and complexities associated with SEC reporting.

RISK MANAGEMENT

We have risk management policies, established by our Board of Directors, that allow us to monitor and control our exposure to various risks, including interest rate, liquidity, credit, operational, model, information security, legal, regulatory and compliance, DEI, strategic, and reputational, as well as capital adequacy. Our primary risk management objective is to manage our assets and liabilities in ways that ensure liquidity is available to our members and protect the par redemption value of our capital stock. We periodically evaluate our risk management policies in order to respond to changes in our financial position and general market conditions. The following sections outline our interest rate and credit risks. For additional details on all other risks noted above, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in our 2023 Form 10-K.
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

We monitor and manage to MVE policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. At March 31, 2024 and December 31, 2023, our base case MVE remained relatively stable at $9.6 billion and $9.7 billion, and we were in compliance with all MVE policy limits.

MVCS represents our MVE divided by the total outstanding shares of our capital stock (including MRCS). To ensure we remain adequately capitalized, we must ensure our MVCS remains at or above our $100 par value. Our base case MVCS was $148.2 at March 31, 2024 compared to $141.6 at December 31, 2023. The increase in our base case MVCS was primarily attributable to the redemption of activity-based capital stock at par value, which is below our current MVCS value. Additionally, the spread between mortgage interest rates and SOFR, adjusted for the mortgage prepayment option, decreased. This had a positive impact on MVCS as it increased the value of mortgage-related assets.

For more information on this risk measure, including policy limits, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk — Market Value of Equity” in our 2023 Form 10-K.

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

We monitor and manage to policy limits, which are based on the spread between our projected AROCS and average SOFR in parallel and non-parallel interest rate change scenarios. Additionally, there is a limit on the decline in projected AROCS from base case AROCS for certain basis shock scenarios to limit basis risk exposure. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. We were in compliance with all projected 24-month income policy limits at March 31, 2024 and December 31, 2023.

For more information on this risk measure, including policy limits, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk — Projected 24-Month Income” in our 2023 Form 10-K.

CAPITAL ADEQUACY

An adequate capital position is necessary for facilitating safe and sound business operations, protecting the redemption value of our capital stock, maintaining regulatory capital ratios, and supporting our ability to pay dividends and redeem excess capital stock. To ensure capital adequacy, we maintain a targeted level of retained earnings to achieve business imperatives and cover unexpected losses. Our key capital adequacy measures are regulatory capital and targeted retained earnings in order to maintain capital levels in accordance with Finance Agency regulations. In addition, our risk management policies require that we maintain MVCS at or above our $100 par value.

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

At March 31, 2024 and December 31, 2023, borrowers pledged $384.8 billion and $380.7 billion of collateral (net of applicable discounts) to support activity with us, including advances. At March 31, 2024 and December 31, 2023, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

We evaluate advances for credit losses on a quarterly basis. We have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of March 31, 2024 and December 31, 2023. Refer to “Item 1. Financial Statements — Note 4 — Advances” for additional information on our allowance for credit losses.

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

The following table presents the unpaid principal balance of our mortgage loans by product type (dollars in millions):

Product Type	March 31, 2024	December 31, 2023
Conventional	$9,887	$9,506
Government	376	378
Total unpaid principal balance	$10,263	$9,884

We manage the credit risk on mortgage loans by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our PFIs, and (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs.

We evaluate mortgage loans for credit losses on a quarterly basis and establish an allowance for credit losses to reflect management’s estimate of expected credit losses inherent in the portfolio. At March 31, 2024 and December 31, 2023, we had an allowance for credit losses of $5 million and $6 million on our conventional mortgage loans. At March 31, 2024, over 99 percent of our conventional loan portfolio was performing (i.e. current payment status) and charge-offs recorded during the three months ended March 31, 2024 were less than one percent of the total conventional portfolio.

We have never experienced a credit loss on our government-insured mortgage loans. At March 31, 2024 and December 31, 2023, we determined no allowance for credit losses was necessary on our government-insured mortgage loans. Refer to “Item 1. Financial Statements — Note 5 — Mortgage Loans Held for Portfolio” for additional information on our allowance for credit losses and the payment status of our conventional mortgage loans.

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

Finance Agency regulations also limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. At March 31, 2024, we were in compliance with the regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

In addition, Finance Agency regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of regulatory capital and the counterparty’s overall credit rating. At March 31, 2024, we were in compliance with the regulatory limits established for unsecured credit.

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk” in our 2023 Form 10-K for additional information on these regulatory limits.

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

At March 31, 2024, our unsecured short-term investment exposure consisted of overnight interest-bearing deposits and federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile (dollars in millions):

	March 31, 2024
	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
Domestic	$—	$3,710	$3,710
U.S. branches and agency offices of foreign commercial banks
Australia	1,250	—	1,250
Belgium	—	400	400
Canada	—	2,200	2,200
Finland	825	—	825
France	—	800	800
Germany	1,250	—	1,250
Netherlands	—	600	600
United Kingdom	—	980	980
Total U.S. branches and agency offices of foreign commercial banks	3,325	4,980	8,305
Total unsecured short-term investment exposure	$3,325	$8,690	$12,015

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

Investment Ratings
The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	March 31, 2024
	Credit Rating[1]
	AAA	AA	A	BBB	Unrated	Total
Interest-bearing deposits	$—	$1	$3,710	$—	$—	$3,711
Securities purchased under agreements to resell	—	750	5,250	—	6,950	12,950
Federal funds sold	—	3,325	4,980	—	—	8,305
Investment securities:
MBS
GSE single-family	—	653	—	—	—	653
GSE multifamily	—	18,494	—	—	—	18,494
U.S. obligations single-family[2]	—	4,697	—	—	—	4,697
Private-label residential	—	—	2	1	—	3
Total MBS	—	23,844	2	1	—	23,847
Non-MBS
U.S. Treasury obligations[2]	—	2,314	—	—	—	2,314
Other U.S. obligations[2]	—	324	—	—	—	324
GSE and TVA obligations	—	727	—	—	—	727
State or local housing agency obligations	433	140	—	—	—	573
Other[3]	248	19	—	—	—	267
Total non-MBS	681	3,524	—	—	—	4,205
Total investments	$681	$31,444	$13,942	$1	$6,950	$53,018

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
We evaluate investments for credit losses on a quarterly basis. At March 31, 2024 and December 31, 2023, we determined no allowance for credit losses was necessary on our investments. Refer to “Item 1. Financial Statements — Note 3 — Investments” for additional information on our allowance for credit losses.

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

Uncleared derivative transactions executed on or after September 1, 2022 are subject to two-way initial margin requirements as mandated by the Dodd-Frank Act, if our aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of April 30, 2024, we were not required to post initial margin on our uncleared derivative transactions in accordance with the noted regulations.

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
The following table shows our derivative counterparty credit exposure (dollars in millions):

	March 31, 2024
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A2	$188	$8	$(8)	$—
Cleared derivatives[3]	109,373	28	1,149	1,177
Liability positions with credit exposure
Uncleared derivatives
A	249	(4)	17	13
Cleared derivatives[3]	39,380	(1)	61	60
Total derivative positions with credit exposure to non-member counterparties	149,190	31	1,219	1,250
Member institutions[4]	95	1	—	1
Total	149,285	$32	$1,219	$1,251
Derivative positions without credit exposure	17,268
Total notional	$166,553
1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.

2    Net credit exposure is less than $1 million.

3    Represents derivative transactions cleared with CME Clearing and LCH Ltd., our clearinghouses. CME Clearing is not rated, but its parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by S&P at March 31, 2024. LCH Ltd. was rated AA- by S&P at March 31, 2024.

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Item 1. Financial Statements — Note 10 — Commitments and Contingencies” for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2023 Form 10-K. There have been no material changes to our risk factors during the three months ended March 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective December 8, 2021[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended and approved by the Federal Housing Finance Agency on May 31, 2015[3]
10.1	Federal Home Loan Bank of Des Moines 2024 Executive Incentive Plan, effective January 1, 2024[4]
10.2	2024 Director Fee Policy, effective January 1, 2024[5]
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

1    Incorporated by reference from our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

2    Incorporated by reference from our Form 8-K filed with the SEC on December 14, 2021 (Commission File No. 000-51999).

3    Incorporated by reference from our Form 10-K filed with the SEC on March 7, 2024 (Commission File No. 000-51999).

4    Incorporated by reference from our Form 8-K filed with the SEC on April 1, 2024 (Commission File No. 000-51999).

5    Incorporated by reference from our Form 8-K filed with the SEC on January 9, 2024 (Commission File No. 000-51999).

Glossary of Terms

2023 Form 10-K: The Bank’s 2023 Annual Report on Form 10-K filed with the SEC on March 7, 2024
AFS: Available-for-Sale
AHP: Affordable Housing Program
AOCI: Accumulated Other Comprehensive Income (Loss)
AROCS: Adjusted Return on Capital Stock
ASU: Accounting Standards Update
Capital Stock AB: Finance Agency Advisory Bulletin on Capital Stock 2019-03
CDFI: Community Development Financial Institution
CEO: Chief Executive Officer
CFO: Chief Financial Officer
CFTC: U.S. Commodity Futures Trading Commission
DEI: Diversity, Equity and Inclusion
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act
Exchange Act: Securities Exchange Act of 1934, as amended
FASB: Financial Accounting Standards Board
FHLBank Act: Federal Home Loan Bank Act of 1932
FHLBanks: The 11 Federal Home Loan Banks or a subset thereof
Finance Agency: Federal Housing Finance Agency
FLA: First Loss Account
FOMC: Federal Open Markets Committee
GAAP: Generally Accepted Accounting Principles
Ginnie Mae: Government National Mortgage Association
GSE: Government-Sponsored Enterprise
HTM: Held-to-Maturity
JCE Agreement: Joint Capital Enhancement Agreement entered into by the FHLBanks in 2011, as amended
LCH: London Clearing House
Liquidity Guidance AB: Finance Agency Advisory Bulletin on FHLBank Liquidity 2018-07
MBS: Mortgage-Backed Securities
MD&A: Management’s Discussion and Analysis
Moody’s: Moody’s Investors Service, Inc.
MPF: Mortgage Partnership Finance (a federally registered trademark of the Federal Home Loan Bank of Chicago)
MRCS: Mandatorily Redeemable Capital Stock
MVCS: Market Value of Capital Stock
MVE: Market Value of Equity
NRSRO: Nationally Recognized Statistical Rating Organization
PFI: Participating Financial Institution
S&P: S&P Global Ratings
SEC: Securities and Exchange Commission
SOFR: Secured Overnight Financing Rate
TBA: To-Be-Announced
TVA: Tennessee Valley Authority

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	May 8, 2024

By:	/s/ Kristina K. Williams
Kristina K. Williams President and Chief Executive Officer

By:	/s/ James G. Livingston
James G. Livingston Chief Financial Officer (Principal Financial and Accounting Officer)