Form 10-Q
period 2024-06-30
Federal Home Loan Bank of Des Moines
filed 2024-08-07
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2024
Class B Stock, par value $100	61,379,109

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars in millions, except capital stock par value)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$35	$31
Interest-bearing deposits (Note 3)	2,466	3,481
Securities purchased under agreements to resell (Note 3)	9,300	11,400
Federal funds sold (Note 3)	7,065	7,120
Investment securities (Note 3)
Trading securities	3,499	3,152
Available-for-sale securities (amortized cost of $24,259 and $24,001)	24,280	23,823
Held-to-maturity securities (fair value of $799 and $850)	805	852
Total investment securities	28,584	27,827
Advances (Note 4)	104,784	122,530
Mortgage loans held for portfolio, net of allowance for credit losses of $4 and $6 (Note 5)	10,810	9,967
Accrued interest receivable	409	582
Derivative assets, net (Note 6)	1,229	1,267
Other assets, net	139	201
TOTAL ASSETS	$164,821	$184,406
LIABILITIES
Deposits
Interest-bearing	$1,120	$959
Non-interest-bearing	114	80
Total deposits	1,234	1,039
Consolidated obligations (Note 7)
Discount notes (includes $54,189 and $47,442 at fair value held under fair value option)	63,786	54,537
Bonds	89,045	116,961
Total consolidated obligations	152,831	171,498
Mandatorily redeemable capital stock (Note 8)	10	12
Accrued interest payable	858	1,023
Affordable Housing Program payable	240	198
Derivative liabilities, net (Note 6)	3	7
Other liabilities	82	798
TOTAL LIABILITIES	155,258	174,575
Commitments and contingencies (Note 10)
CAPITAL (Note 8)
Capital stock - Class B putable ($100 par value); 61,848,563 and 68,731,881 issued and outstanding shares	6,185	6,873
Retained earnings
Unrestricted	2,363	2,242
Restricted	996	896
Total retained earnings	3,359	3,138
Accumulated other comprehensive income (loss)	19	(180)
TOTAL CAPITAL	9,563	9,831
TOTAL LIABILITIES AND CAPITAL	$164,821	$184,406

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
INTEREST INCOME
Advances	$1,534	$1,608	$3,232	$3,002
Interest-bearing deposits	69	50	140	89
Securities purchased under agreements to resell	147	169	311	262
Federal funds sold	130	225	328	396
Trading securities	22	8	43	17
Available-for-sale securities	375	294	750	518
Held-to-maturity securities	10	11	21	22
Mortgage loans held for portfolio	108	74	209	143
Loans to other FHLBanks	—	1	—	1
Total interest income	2,395	2,440	5,034	4,450
INTEREST EXPENSE
Consolidated obligations - Discount notes	879	727	1,725	1,462
Consolidated obligations - Bonds	1,183	1,364	2,612	2,347
Deposits	14	11	28	21
Borrowings from other FHLBanks	—	—	1	—
Mandatorily redeemable capital stock	—	1	—	1
Total interest expense	2,076	2,103	4,366	3,831
NET INTEREST INCOME	319	337	668	619
Provision (reversal) for credit losses on mortgage loans	(1)	1	(2)	1
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	320	336	670	618
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	3	(10)	(17)	23
Net gains (losses) on financial instruments held under fair value option	10	4	47	(61)
Net gains (losses) on derivatives	(35)	(17)	(56)	(7)
Net gains (losses) on extinguishment of debt	—	—	—	2
Other, net	13	6	21	11
Total other income (loss)	(9)	(17)	(5)	(32)
OTHER EXPENSE
Compensation and benefits	19	18	40	38
Contractual services	6	6	13	12
Professional fees	6	4	9	7
Other operating expenses	5	6	10	11
Federal Housing Finance Agency	4	3	7	5
Office of Finance	2	1	5	4
Community and housing contributions	9	—	9	12
Other, net	4	3	12	7
Total other expense	55	41	105	96
NET INCOME BEFORE ASSESSMENTS	256	278	560	490
Affordable Housing Program assessments	26	28	56	49
NET INCOME	$230	$250	$504	$441

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$230	$250	$504	$441
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	28	77	199	10
Pension and postretirement benefits	—	(1)	—	—
Total other comprehensive income (loss)	28	76	199	10
TOTAL COMPREHENSIVE INCOME (LOSS)	$258	$326	$703	$451

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, MARCH 31, 2023	66	$6,592	$1,972	$741	$2,713	$(183)	$9,122
Comprehensive income (loss)	—	—	200	50	250	76	326
Proceeds from issuance of capital stock	27	2,709	—	—	—	—	2,709
Repurchases/redemptions of capital stock	(29)	(2,852)	—	—	—	—	(2,852)
Cash dividends on capital stock	—	—	(109)	—	(109)	—	(109)
BALANCE, JUNE 30, 2023	64	$6,449	$2,063	$791	$2,854	$(107)	$9,196

BALANCE, MARCH 31, 2024	64	$6,442	$2,325	$951	$3,276	$(9)	$9,709
Comprehensive income (loss)	—	—	185	45	230	28	258
Proceeds from issuance of capital stock	26	2,568	—	—	—	—	2,568
Repurchases/redemptions of capital stock	(28)	(2,825)	—	—	—	—	(2,825)
Cash dividends on capital stock	—	—	(147)	—	(147)	—	(147)
BALANCE, JUNE 30, 2024	62	$6,185	$2,363	$996	$3,359	$19	$9,563

BALANCE, DECEMBER 31, 2022	63	$6,250	$1,915	$703	$2,618	$(117)	$8,751
Comprehensive income (loss)	—	—	353	88	441	10	451
Proceeds from issuance of capital stock	63	6,343	—	—	—	—	6,343
Repurchases/redemptions of capital stock	(62)	(6,144)	—	—	—	—	(6,144)
Cash dividends on capital stock	—	—	(205)	—	(205)	—	(205)
BALANCE, JUNE 30, 2023	64	$6,449	$2,063	$791	$2,854	$(107)	$9,196

BALANCE, DECEMBER 31, 2023	69	$6,873	$2,242	$896	$3,138	$(180)	$9,831
Comprehensive income (loss)	—	—	404	100	504	199	703
Proceeds from issuance of capital stock	45	4,465	—	—	—	—	4,465
Repurchases/redemptions of capital stock	(52)	(5,153)	—	—	—	—	(5,153)
Cash dividends on capital stock	—	—	(283)	—	(283)	—	(283)
BALANCE, JUNE 30, 2024	62	$6,185	$2,363	$996	$3,359	$19	$9,563

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$504	$441
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization/(accretion)	160	129
Net (gains) losses on trading securities	17	(23)
Net (gains) losses on financial instruments held under fair value option	(47)	61
Net change in derivatives and hedging activities	726	325
Net (gains) losses on extinguishment of debt	—	(2)
Other adjustments, net	(2)	2
Net change in:
Accrued interest receivable	31	(134)
Other assets	(1)	(1)
Accrued interest payable	(165)	491
Other liabilities	18	13
Total adjustments	737	861
Net cash provided by (used in) operating activities	1,241	1,302
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	1,072	(1,263)
Securities purchased under agreements to resell	2,100	(5,360)
Federal funds sold	55	(2,730)
Trading securities
Proceeds from sales	596	248
Proceeds from maturities and paydowns	5	1,030
Purchases	(965)	—
Available-for-sale securities
Proceeds from maturities and paydowns	948	2,019
Purchases	(2,137)	(5,375)
Held-to-maturity securities
Proceeds from maturities and paydowns	44	57
Advances
Repaid	218,111	370,884
Originated	(200,741)	(374,009)
Mortgage loans held for portfolio
Principal collected	441	361
Purchased	(1,289)	(930)
Other investing activities, net	(5)	(6)
Net cash provided by (used in) investing activities	18,235	(15,074)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
FINANCING ACTIVITIES
Net change in deposits	204	(2)
Borrowings from other FHLBanks	—	200
Net proceeds from issuance of consolidated obligations
Discount notes	874,751	858,608
Bonds	22,083	79,524
Payments for maturing and retiring consolidated obligations
Discount notes	(865,639)	(877,564)
Bonds	(49,898)	(47,023)
Proceeds from issuance of capital stock	4,465	6,343
Payments for repurchases/redemptions of capital stock	(5,153)	(6,144)
Payments for repurchases/redemptions of mandatorily redeemable capital stock	(2)	(2)
Cash dividends paid	(283)	(205)
Net cash provided by (used in) financing activities	(19,472)	13,735
Net increase (decrease) in cash and due from banks	4	(37)
Cash and due from banks at beginning of the period	31	89
Cash and due from banks at end of the period	$35	$52

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$4,401	$3,229
Affordable Housing Program payments	20	24
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	139	96
Traded but not settled investment security purchases	—	1,308

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

These unaudited Notes to the Financial Statements do not include all of the disclosures required by Generally Accepted Accounting Principles for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2023, which are contained in the Bank’s 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2024. Throughout this Form 10-Q, acronyms and terms used are defined in the Glossary of Terms. Unless the context otherwise requires, the term “Bank” refers to the Federal Home Loan Bank of Des Moines or its management.

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

Reclassifications

Certain amounts in the Bank’s 2023 financial statements have been reclassified to conform to the presentation for the three and six months ended June 30, 2024. These amounts were not deemed to be material.

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the six months ended June 30, 2024. Descriptions of all significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data — Note 1 — Summary of Significant Accounting Policies” in the 2023 Form 10-K.

Note 2 — Recently Adopted and Issued Accounting Guidance

Segment Reporting (ASU 2023-07)

On November 27, 2023, the FASB issued guidance designed to improve segment reporting, primarily by requiring enhanced disclosures about significant segment expenses. This guidance will become effective for the Bank for the annual period ended December 31, 2024, and for the interim periods beginning on January 1, 2025. The adoption of this guidance is not expected to have any effect on the Bank’s financial condition, results of operations, or cash flows; however, it may increase certain disclosures.

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

INTEREST-BEARING DEPOSITS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND FEDERAL FUNDS SOLD

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by an NRSRO. At June 30, 2024 and December 31, 2023, none of these investments were with counterparties rated below triple-B; however, as of June 30, 2024 and December 31, 2023, approximately 33 percent and 35 percent were secured securities purchased under agreements to resell with unrated counterparties. NRSRO ratings may differ from any internal ratings of the investments by the Bank.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At June 30, 2024 and December 31, 2023, no allowance for credit losses was recorded for interest-bearing deposits and federal funds sold, as all assets were repaid or expected to be repaid according to their contractual terms. The carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $20 million and $22 million at June 30, 2024 and December 31, 2023.

Securities purchased under agreements to resell are secured, short-term, and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreased below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at June 30, 2024 and December 31, 2023. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $4 million and $5 million at June 30, 2024 and December 31, 2023.

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

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	June 30, 2024	December 31, 2023
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$3,285	$2,925
Other U.S. obligations[1]	61	68
GSE and Tennessee Valley Authority obligations	47	49
Other[2]	106	110
Total fair value	$3,499	$3,152

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

2    Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

The following table summarizes the components of “Net gains (losses) on trading securities” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net unrealized gains (losses) on trading securities held at period-end	$3	$(19)	$(17)	$3
Net gains (losses) on trading securities no longer held at period-end	—	9	—	20
Net gains (losses) on trading securities	$3	$(10)	$(17)	$23

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	June 30, 2024
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$201	$—	$(1)	$200
GSE and Tennessee Valley Authority obligations	289	24	—	313
State or local housing agency obligations	529	1	(7)	523
Other[3]	159	2	—	161
Total non-mortgage-backed securities	1,178	27	(8)	1,197
Mortgage-backed securities
U.S. obligations single-family[2]	4,534	14	(3)	4,545
GSE single-family	216	—	(2)	214
GSE multifamily	18,331	72	(79)	18,324
Total mortgage-backed securities	23,081	86	(84)	23,083
Total	$24,259	$113	$(92)	$24,280

	December 31, 2023
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$331	$—	$(3)	$328
GSE and Tennessee Valley Authority obligations	324	20	—	344
State or local housing agency obligations	461	2	(5)	458
Other[3]	157	3	—	160
Total non-mortgage-backed securities	1,273	25	(8)	1,290
Mortgage-backed securities
U.S. obligations single-family[2]	4,421	1	(24)	4,398
GSE single-family	183	—	(3)	180
GSE multifamily	18,124	15	(184)	17,955
Total mortgage-backed securities	22,728	16	(211)	22,533
Total	$24,001	$41	$(219)	$23,823

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $83 million and $82 million at June 30, 2024 and December 31, 2023.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

3    Consists primarily of taxable municipal bonds.

The Bank had no sales of AFS securities during the three and six months ended June 30, 2024 and 2023.

Unrealized Losses

The following tables summarize AFS securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$10	$—	$45	$(1)	$55	$(1)
State or local housing agency obligations	83	(2)	369	(5)	452	(7)
Total non-mortgage-backed securities	93	(2)	414	(6)	507	(8)
Mortgage-backed securities
U.S. obligations single-family[1]	160	—	1,226	(3)	1,386	(3)
GSE single-family	58	—	108	(2)	166	(2)
GSE multifamily	1,064	(4)	7,409	(75)	8,473	(79)
Total mortgage-backed securities	1,282	(4)	8,743	(80)	10,025	(84)
Total	$1,375	$(6)	$9,157	$(86)	$10,532	$(92)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$87	$(3)	$42	$—	$129	$(3)
State or local housing agency obligations	—	—	380	(5)	380	(5)
Total non-mortgage-backed securities	87	(3)	422	(5)	509	(8)
Mortgage-backed securities
U.S. obligations single-family[1]	1,813	(8)	2,410	(16)	4,223	(24)
GSE single-family	25	—	112	(3)	137	(3)
GSE multifamily	8,768	(70)	5,722	(114)	14,490	(184)
Total mortgage-backed securities	10,606	(78)	8,244	(133)	18,850	(211)
Total	$10,693	$(81)	$8,666	$(138)	$19,359	$(219)

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	June 30, 2024		December 31, 2023
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$149	$148	$214	$212
Due after one year through five years	412	414	417	417
Due after five years through ten years	198	197	243	245
Due after ten years	419	438	399	416
Total non-mortgage-backed securities	1,178	1,197	1,273	1,290
Mortgage-backed securities	23,081	23,083	22,728	22,533
Total	$24,259	$24,280	$24,001	$23,823

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	June 30, 2024
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$361	$6	$(3)	$364
State or local housing agency obligations	30	—	—	30
Total non-mortgage-backed securities	391	6	(3)	394
Mortgage-backed securities
U.S. obligations single-family[2]	2	—	—	2
GSE single-family	410	—	(9)	401
Private-label	2	—	—	2
Total mortgage-backed securities	414	—	(9)	405
Total	$805	$6	$(12)	$799

	December 31, 2023
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$364	$11	$(3)	$372
State or local housing agency obligations	31	—	—	31
Total non-mortgage-backed securities	395	11	(3)	403
Mortgage-backed securities
U.S. obligations single-family[2]	1	—	—	1
GSE single-family	453	—	(10)	443
Private-label	3	—	—	3
Total mortgage-backed securities	457	—	(10)	447
Total	$852	$11	$(13)	$850

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $5 million at both June 30, 2024 and December 31, 2023.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

The Bank had no sales of HTM securities during the three and six months ended June 30, 2024 and 2023.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	June 30, 2024		December 31, 2023
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after one year through five years	$247	$246	$249	$249
Due after five years through ten years	73	74	73	76
Due after ten years	71	74	73	78
Total non-mortgage-backed securities	391	394	395	403
Mortgage-backed securities	414	405	457	447
Total	$805	$799	$852	$850

ALLOWANCE FOR CREDIT LOSSES ON AFS AND HTM SECURITIES

The Bank evaluates AFS and HTM investment securities for credit losses on a quarterly basis. At June 30, 2024 and December 31, 2023, the Bank had no allowance for credit losses recorded on its AFS or HTM securities. For additional details on the Bank’s allowance methodology, refer to “Item 8. Financial Statements and Supplementary Data — Note 4 — Investments” in the 2023 Form 10-K.

Note 4 — Advances

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	June 30, 2024		December 31, 2023
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$1	7.06%	$2	7.14%
Due in one year or less	52,838	5.07	52,890	5.34
Due after one year through two years	15,170	4.45	14,866	4.12
Due after two years through three years	12,884	4.05	13,230	3.95
Due after three years through four years	11,631	4.35	8,689	4.35
Due after four years through five years	7,291	4.95	30,189	5.55
Thereafter	6,036	4.26	3,355	3.51
Total par value	105,851	4.73%	123,221	4.98%
Premiums	3		6
Fair value hedging adjustments	(1,070)		(697)
Total	$104,784		$122,530

1    Excludes accrued interest receivable of $206 million and $392 million at June 30, 2024 and December 31, 2023.

The Bank offers advances to members and eligible housing associates that may be prepaid on predetermined dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At June 30, 2024 and December 31, 2023, the Bank had callable advances outstanding totaling $10.5 billion and $31.8 billion.

The following table summarizes advances by year of redemption term or next call date for callable advances (dollars in millions):

	Redemption Term or Next Call Date
	June 30, 2024	December 31, 2023
Overdrawn demand deposit accounts	$1	$2
Due in one year or less	61,793	82,983
Due after one year through two years	13,329	12,136
Due after two years through three years	10,496	10,584
Due after three years through four years	9,194	5,980
Due after four years through five years	5,046	8,228
Thereafter	5,992	3,308
Total par value	$105,851	$123,221

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

ADVANCE CONCENTRATIONS

The Bank’s advances are primarily concentrated in commercial banks and insurance companies. The following table summarizes advances outstanding to members exceeding 10 percent of total advances outstanding at June 30, 2024 (dollars in millions):

	Amount	% of Total Advances
Wells Fargo Bank, N.A.	$12,000	11%
Athene Annuity and Life Company[1]	11,281	11

1    Excludes $0.6 billion of advances with Athene Annuity & Life Assurance Company, an affiliate of Athene Annuity and Life Company.

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates advances for credit losses on a quarterly basis. At June 30, 2024 and December 31, 2023, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. The Bank considers an advance past due if a default of contractual principal or interest exists for a period of 30 days or more. In addition, there were no modifications related to advances resulting from a borrower experiencing financial difficulties during the six months ended June 30, 2024 and 2023.

The Bank has never experienced a credit loss on its advances. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on its advances at June 30, 2024 and December 31, 2023. For additional information on the Bank’s allowance methodology, including eligible collateral types, see “Item 8. Financial Statements and Supplementary Data — Note 5 — Advances” in the 2023 Form 10-K.

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

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	June 30, 2024	December 31, 2023
Fixed rate, long-term[1] single-family mortgage loans	$9,818	$8,939
Fixed rate, medium-term[2] single-family mortgage loans	902	945
Total unpaid principal balance	10,720	9,884
Premiums	121	113
Discounts	(13)	(11)
Basis adjustments from mortgage loan purchase commitments	(14)	(13)
Total mortgage loans held for portfolio[3]	10,814	9,973
Allowance for credit losses	(4)	(6)
Total mortgage loans held for portfolio, net	$10,810	$9,967

1    Long-term is defined as an original term of greater than 15 years and up to 30 years.

2    Medium-term is defined as an original term of 15 years or less.

3    Excludes accrued interest receivable of $65 million and $58 million at June 30, 2024 and December 31, 2023.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	June 30, 2024	December 31, 2023
Conventional mortgage loans	$10,344	$9,506
Government-insured mortgage loans	376	378
Total unpaid principal balance	$10,720	$9,884

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

The following tables present the payment status for conventional mortgage loans (dollars in millions):

	June 30, 2024
	Origination Year
	Prior to 2020	2020 to 2024	Total
Past due 30 - 59 days	$27	$31	$58
Past due 60 - 89 days	6	5	11
Past due 90 - 179 days	3	7	10
Past due 180 days or more	4	2	6
Total past due mortgage loans	40	45	85
Total current mortgage loans	2,512	7,835	10,347
Total amortized cost of mortgage loans[1]	$2,552	$7,880	$10,432

	December 31, 2023
	Origination Year
	Prior to 2019	2019 to 2023	Total
Past due 30 - 59 days	$20	$30	$50
Past due 60 - 89 days	6	6	12
Past due 90 - 179 days	5	7	12
Past due 180 days or more	4	1	5
Total past due mortgage loans	35	44	79
Total current mortgage loans	1,752	7,758	9,510
Total amortized cost of mortgage loans[1]	$1,787	$7,802	$9,589

1    Amortized cost represents the unpaid principal balance adjusted for unamortized premiums, discounts, price adjustment fees, basis adjustments, and direct write-downs. Amortized cost excludes accrued interest receivable.

The following tables present other delinquency statistics for mortgage loans (dollars in millions):

	June 30, 2024
Amortized Cost	Conventional	Government-Insured	Total
In process of foreclosure[1]	$3	$1	$4
Serious delinquency rate[2]	—%	1%	—%
Past due 90 days or more and still accruing interest[3]	$—	$4	$4
Non-accrual mortgage loans[4]	$46	$—	$46

	December 31, 2023
Amortized Cost	Conventional	Government- Insured	Total
In process of foreclosure[1]	$2	$1	$3
Serious delinquency rate[2]	—%	1%	—%
Past due 90 days or more and still accruing interest[3]	$—	$5	$5
Non-accrual mortgage loans[4]	$40	$—	$40

1    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.

2    Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total mortgage loans. Serious delinquency rate on conventional loans was less than one percent at both June 30, 2024 and December 31, 2023.

3    Represents government-insured mortgage loans that are 90 days or more past due.

4    Represents conventional mortgage loans that are 90 days or more past due or for which the collection of interest or principal is doubtful. At June 30, 2024 and December 31, 2023, $25 million and $24 million of conventional mortgage loans on non-accrual status were evaluated individually and did not have a related allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral was greater than the amortized cost of the loans.

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates mortgage loans for credit losses on a quarterly basis. At June 30, 2024 and December 31, 2023, the Bank’s allowance for credit losses on conventional mortgage loans was $4 million and $6 million. The Bank recorded no credit losses on its government-insured mortgage loans at June 30, 2024 and December 31, 2023. For additional information on the Bank’s allowance methodology, refer to “Item 8. Financial Statements and Supplementary Data — Note 6 — Mortgage Loans Held for Portfolio” in the 2023 Form 10-K.

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	June 30, 2024			December 31, 2023
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$102,073	$300	$78	$112,954	$290	$98
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	56,527	1	1	53,050	1	2
Forward settlement agreements	230	1	—	115	—	1
Mortgage loan purchase commitments	220	—	1	112	1	—
Total derivatives not designated as hedging instruments	56,977	2	2	53,277	2	3
Total derivatives before netting and collateral adjustments	$159,050	302	80	$166,231	292	101
Netting adjustments and cash collateral[1]		927	(77)		975	(94)
Total derivative assets and derivative liabilities		$1,229	$3		$1,267	$7

1     Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral, including accrued interest, held or placed with the same clearing agent and/or counterparty. At June 30, 2024 and December 31, 2023, cash collateral, including accrued interest, posted by the Bank was $1.2 billion and $1.3 billion. At June 30, 2024 and December 31, 2023, the Bank held cash collateral, including accrued interest, from clearing agents or counterparties of $205 million and $197 million.

The following tables summarize the net gains (losses) on qualifying and discontinued fair value hedging relationships recorded in net interest income, including the net interest settlements on derivatives, as well as total income (expense) by hedged product recorded on the Statements of Income (dollars in millions):

	For the Three Months Ended June 30, 2024
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,534	$375	$(1,183)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$169	$154	$(49)
Hedged items[3]	53	(68)	(13)
Net gains (losses) on fair value hedging relationships	$222	$86	$(62)

	For the Three Months Ended June 30, 2023
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,608	$294	$(1,364)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$726	$417	$(181)
Hedged items[3]	(526)	(316)	117
Net gains (losses) on fair value hedging relationships	$200	$101	$(64)

	For the Six Months Ended June 30, 2024
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$3,232	$750	$(2,612)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$819	$639	$(201)
Hedged items[3]	(373)	(455)	87
Net gains (losses) on fair value hedging relationships	$446	$184	$(114)

	For the Six Months Ended June 30, 2023
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$3,002	$518	$(2,347)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$604	$222	$(135)
Hedged items[3]	(266)	(56)	7
Net gains (losses) on fair value hedging relationships	$338	$166	$(128)

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
3    Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	June 30, 2024
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$52,262	$16,966	$31,548
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(1,024)	$(855)	$(110)
Basis adjustments for discontinued hedging relationships included in amortized cost	(46)	(28)	(2)
Total amount of fair value hedging adjustments	$(1,070)	$(883)	$(112)

	December 31, 2023
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$43,584	$16,749	$51,393
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(645)	$(395)	$(17)
Basis adjustments for discontinued hedging relationships included in amortized cost	(52)	(32)	(8)
Total amount of fair value hedging adjustments	$(697)	$(427)	$(25)

1    Represents the portion of amortized cost designated as a hedged item in an active or discontinued fair value hedging relationship. Amortized cost includes fair value hedging adjustments.

The following table summarizes the components of “Net gains (losses) on derivatives” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$(11)	$14	$(22)	$54
Forward settlement agreements	1	3	1	2
Mortgage loan purchase commitments	(1)	(3)	(2)	(3)
Net interest settlements	(25)	(26)	(34)	(48)
Total net gains (losses) related to derivatives not designated as hedging instruments	(36)	(12)	(57)	5
Price alignment amount[1]	1	(5)	1	(12)
Net gains (losses) on derivatives	$(35)	$(17)	$(56)	$(7)

1    Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract, The price alignment amount on variation margin for daily settled derivative contracts designated as hedging instruments are recorded in the same line item as the earnings effect of the hedged item.

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

Uncleared derivative transactions executed on or after September 1, 2022 are subject to two-way initial margin requirements as mandated by the Dodd-Frank Act, if the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of June 30, 2024, the Bank was not required to post initial margin on its uncleared derivative transactions in accordance with the noted regulations.

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

Each clearinghouse determines initial margin requirements which are considered cash collateral. Generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at June 30, 2024. Variation margin requirements with each clearinghouse are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	June 30, 2024
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$239	$(236)	$—	$3
Cleared derivatives	63	1,163	—	1,226
Total	$302	$927	$—	$1,229
Derivative Liabilities
Uncleared derivatives	$74	$(72)	$1	$3
Cleared derivatives	5	(5)	—	—
Total	$79	$(77)	$1	$3

	December 31, 2023
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$248	$(245)	$1	$4
Cleared derivatives	43	1,220	—	1,263
Total	$291	$975	$1	$1,267
Derivative Liabilities
Uncleared derivatives	$95	$(88)	$—	$7
Cleared derivatives	6	(6)	—	—
Total	$101	$(94)	$—	$7

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

    Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At June 30, 2024 and December 31, 2023, the total par value of outstanding consolidated obligations of the FHLBanks was $1,192.0 billion and $1,204.3 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	June 30, 2024		December 31, 2023
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$64,966	4.94%	$55,288	5.15%
Discounts and concessions[1]	(1,118)		(736)
Fair value option adjustments	(62)		(15)
Total	$63,786		$54,537

1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	June 30, 2024		December 31, 2023
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$39,425	4.85%	$63,887	5.10%
Due after one year through two years	33,523	5.37	39,323	5.38
Due after two years through three years	3,765	3.96	4,159	4.00
Due after three years through four years	2,678	4.00	1,416	3.28
Due after four years through five years	2,741	4.60	2,507	4.19
Thereafter	7,017	3.70	5,671	3.14
Total par value	89,149	4.88%	116,963	5.02%
Premiums	33		52
Discounts and concessions[1]	(25)		(29)
Fair value hedging adjustments	(112)		(25)
Total	$89,045		$116,961

1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	June 30, 2024	December 31, 2023
Non-callable or non-putable	$64,454	$77,731
Callable	24,695	39,232
Total par value	$89,149	$116,963

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

Year of Contractual Maturity or Next Call Date	June 30, 2024	December 31, 2023
Due in one year or less	$54,595	$76,142
Due after one year through two years	27,528	33,413
Due after two years through three years	2,975	3,479
Due after three years through four years	1,672	880
Due after four years through five years	1,258	1,819
Thereafter	1,121	1,230
Total par value	$89,149	$116,963

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

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At June 30, 2024 and December 31, 2023, the Bank had no excess capital stock outstanding.

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

The following table summarizes changes in MRCS (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$10	$14	$12	$15
Net payments for repurchases/redemptions of MRCS	—	(1)	(2)	(2)
Balance, end of period	$10	$13	$10	$13

The following table summarizes the Bank’s MRCS by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	June 30, 2024	December 31, 2023
Due after one year through two years	$5	$—
Due after two years through three years	—	6
Past contractual redemption date due to outstanding activity with the Bank	5	6
Total	$10	$12

1    At the Bank’s election, MRCS may be redeemed prior to the expiration of the five year redemption period that commences on the date of the notice of redemption.

RESTRICTED RETAINED EARNINGS

The Bank entered into a JCE Agreement with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of its average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends. At June 30, 2024 and December 31, 2023, the Bank’s restricted retained earnings account totaled $996 million and $896 million.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in AOCI (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 3)	Pension and postretirement benefits	Total AOCI
Balance, March 31, 2023	$(181)	$(2)	$(183)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	77	—	77
Net actuarial gains (losses)	—	(1)	(1)
Net current period other comprehensive income (loss)	77	(1)	76
Balance, June 30, 2023	$(104)	$(3)	$(107)

Balance, March 31, 2024	$(7)	$(2)	$(9)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	28	—	28
Net current period other comprehensive income (loss)	28	—	28
Balance, June 30, 2024	$21	$(2)	$19

Balance, December 31, 2022	$(114)	$(3)	$(117)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	10	—	10
Net current period other comprehensive income (loss)	10	—	10
Balance, June 30, 2023	$(104)	$(3)	$(107)

Balance, December 31, 2023	$(178)	$(2)	$(180)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	199	—	199
Net current period other comprehensive income (loss)	199	—	199
Balance, June 30, 2024	$21	$(2)	$19

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

•Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at June 30, 2024 and December 31, 2023.

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

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	June 30, 2024		December 31, 2023
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$1,524	$9,554	$1,641	$10,023
Regulatory capital	$6,593	$9,554	$7,376	$10,023
Leverage capital	$8,241	$14,331	$9,220	$15,034
Capital-to-assets ratio	4.00%	5.80%	4.00%	5.44%
Capital stock-to-assets ratio	2.00%	3.57%	2.00%	3.59%
Leverage ratio	5.00%	8.69%	5.00%	8.15%

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. The Bank had no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2024 and 2023.

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

	June 30, 2024
		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$35	$35	$—	$—	$—	$35
Interest-bearing deposits	2,466	—	2,466	—	—	2,466
Securities purchased under agreements to resell	9,300	—	9,300	—	—	9,300
Federal funds sold	7,065	—	7,065	—	—	7,065
Trading securities	3,499	—	3,499	—	—	3,499
Available-for-sale securities	24,280	—	24,280	—	—	24,280
Held-to-maturity securities	805	—	797	2	—	799
Advances	104,784	—	104,782	—	—	104,782
Mortgage loans held for portfolio, net	10,810	—	9,659	32	—	9,691
Accrued interest receivable	409	—	409	—	—	409
Derivative assets, net	1,229	—	302	—	927	1,229
Other assets	42	42	—	—	—	42
Liabilities
Deposits	(1,234)	—	(1,234)	—	—	(1,234)
Consolidated obligations
Discount notes	(63,786)	—	(63,784)	—	—	(63,784)
Bonds	(89,045)	—	(88,190)	—	—	(88,190)
Total consolidated obligations	(152,831)	—	(151,974)	—	—	(151,974)
MRCS	(10)	(10)	—	—	—	(10)
Accrued interest payable	(858)	—	(858)	—	—	(858)
Derivative liabilities, net	(3)	—	(80)	—	77	(3)

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

SUMMARY OF VALUATION TECHNIQUES AND PRIMARY INPUTS
The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition are disclosed in “Item 8. Financial Statements and Supplementary Data — Note 13 — Fair Value” in the 2023 Form 10-K. There have been no significant changes in the valuation methodologies during the six months ended June 30, 2024.

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	June 30, 2024
Recurring Fair Value Measurements	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Trading securities
U.S. Treasury obligations	$—	$3,285	$—	$—	$3,285
Other U.S. obligations	—	61	—	—	61
GSE and TVA obligations	—	47	—	—	47
Other non-MBS	—	106	—	—	106
Total trading securities	—	3,499	—	—	3,499
Available-for-sale securities
Other U.S. obligations	—	200	—	—	200
GSE and TVA obligations	—	313	—	—	313
State or local housing agency obligations	—	523	—	—	523
Other non-MBS	—	161	—	—	161
U.S. obligations single-family MBS	—	4,545	—	—	4,545
GSE single-family MBS	—	214	—	—	214
GSE multifamily MBS	—	18,324	—	—	18,324
Total available-for-sale securities	—	24,280	—	—	24,280
Derivative assets, net
Interest-rate related	—	301	—	927	1,228
Forward settlement agreements	—	1	—	—	1
Total derivative assets, net	—	302	—	927	1,229
Other assets	42	—	—	—	42
Total recurring assets at fair value	$42	$28,081	$—	$927	$29,050
Liabilities
Discount notes[2]	$—	$(54,189)	$—	$—	$(54,189)
Derivative liabilities, net
Interest-rate related	—	(79)	—	77	(2)
Mortgage loan purchase commitments	—	(1)	—	—	(1)
Total derivative liabilities, net	—	(80)	—	77	(3)
Total recurring liabilities at fair value	$—	$(54,269)	$—	$77	$(54,192)

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
FAIR VALUE ON A NON-RECURRING BASIS

    The Bank measures certain impaired mortgage loans held for portfolio at Level 3 fair value on a non-recurring basis. These assets are subject to fair value adjustments in certain circumstances. At June 30, 2024 and December 31, 2023, impaired mortgage loans held for portfolio recorded at fair value were $3 million and $1 million. These fair values were as of the date the fair value adjustment was recorded during the six months ended June 30, 2024 and year ended December 31, 2023.

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

For the three and six months ended June 30, 2024, net gains on financial instruments held under fair value option (i.e., discount notes) were $10 million and $47 million compared to net gains of $4 million and net losses of $61 million for the same period in 2023, and the Bank determined no credit risk adjustments for nonperformance were necessary. In determining that no credit risk adjustments were necessary, the Bank considered the following factors:

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

The following tables summarize the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected (dollars in millions):

	June 30, 2024
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$55,310	$54,189	$(1,121)

	December 31, 2023
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$48,164	$47,442	$(722)

Note 10 — Commitments and Contingencies

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At June 30, 2024 and December 31, 2023, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was $1,037.9 billion and $1,032.1 billion.

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	June 30, 2024			December 31, 2023
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1,2]	$17,824	$124	$17,948	$9,396
Standby bond purchase agreements[2]	198	662	860	852
Commitments to purchase mortgage loans	220	—	220	112
Commitment to issue bonds[3]	20	—	20	47
Commitments to issue discount notes[3]	944	—	944	551
Commitments to fund advances[2,4]	285	15	300	2,163

1    Excludes commitments to issue standby letters of credit, when applicable. At both June 30, 2024 and December 31, 2023, the Bank had no commitments to issue standby letters of credit.

2    The Bank has deemed it unnecessary to record any liability for credit losses on these agreements at June 30, 2024 and December 31, 2023, based on its credit extension and collateral policies.

3    The Bank enters into commitments to issue consolidated obligations in the normal course of its business, that generally settle within 30 calendar days.

4    The Bank enters into commitments to fund additional advances up to 24 months in the future.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The maturities of standby letters of credit outstanding at June 30, 2024 are currently no later than 2038. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” on the Statements of Condition and amounted to $12 million and $4 million at June 30, 2024 and December 31, 2023.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing finance agencies within its district pursuant to which, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the bonds until the designated marketing agent can find a suitable investor or the state housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. At June 30, 2024, the Bank had standby bond purchase agreements with seven state housing finance agencies. The maturities of standby bond purchase agreements outstanding at June 30, 2024 are currently no later than 2029. During the six months ended June 30, 2024 and 2023, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at June 30, 2024 and December 31, 2023 is reported in “Note 6 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a FLA. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $185 million and $178 million at June 30, 2024 and December 31, 2023.
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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	June 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Advances	$754	1	$739	1
Mortgage loans	145	1	124	1
Deposits	11	1	8	1
Capital stock	53	1	50	1

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of total capital stock outstanding (including MRCS). At June 30, 2024, there were no stockholders owning 10 percent or more of total capital stock outstanding. At December 31, 2023, the Bank had the following business concentrations with stockholders (dollars in millions):

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

2    Represents interest income earned on advances during the year ended December 31, 2023. Interest income on mortgage loans is excluded from this table as this interest relates to the borrower, not to the stockholder.

3    Wells Fargo Bank, N.A. had standby letters of credit outstanding totaling $0.9 billion as of December 31, 2023.

4    Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A. and had no standby letters of credit outstanding as of December 31, 2023.

Note 12 — Activities with Other FHLBanks

    Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the six months ended June 30, 2024 and 2023 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2024
Chicago	$—	$5	$(5)	$—

2023
Chicago	$—	$5	$(5)	$—
New York	—	500	(500)	—
San Francisco	—	1,905	(1,905)	—
	$—	$2,410	$(2,410)	$—

The following table summarizes borrowing activity from other FHLBanks during the six months ended June 30, 2024 and 2023 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2024
Chicago	$—	$2,000	$(2,000)	$—
Cincinnati	—	500	(500)	—
	$—	$2,500	$(2,500)	$—

2023
Boston	$—	$200	$—	$200
Cincinnati	—	250	(250)	—
Topeka	—	65	(65)	—
	$—	$515	$(315)	$200

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

Affordable Housing and Community Impact
Our housing and community development programs are central to our mission by providing reliable liquidity and funding to help our members build strong communities and support their affordable housing needs. We contribute 10 percent of our net income each year to our AHP, an annual grant program that supports the creation, preservation, or purchase of affordable housing. This program includes a competitive AHP and two down payment products called Home$tart and the Native American Homeownership Initiative. During the second quarter of 2024, we accrued AHP assessments of $26 million and disbursed $12 million of AHP funds through this program. We also recorded a $6 million voluntary AHP contribution during the second quarter of 2024.

In addition to our AHP, we offer our members other voluntary programs to enhance their community lending and partnerships. During the second quarter of 2024, we launched a new product, Mortgage Rate Relief, which will provide approximately $25 million in subsidy to those seeking affordable homeownership. Mortgage Rate Relief is designed to make homeownership attainable for borrowers at or below 80 percent of the area median income, by providing them an interest rate that is approximately two percentage points lower than the current market rate. During the second quarter of 2024, we funded $34 million of loans under this program and recorded $3 million in subsidy expense.

Financial Results
Our financial condition and results of operations are influenced by global and national economies, local economies within our district, and the conditions in the financial, housing, and credit markets, all of which impact the interest rate environment. The interest rate environment significantly impacts our profitability. In response to higher inflation, the FOMC raised the target range for the federal funds rate throughout 2023, which led to higher interest rates during the first half of 2024 when compared to the same period last year that affected our net interest income. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Conditions in the Financial Markets” for additional discussion on economic conditions impacting our financial results.
For the three and six months ended June 30, 2024, we recorded net income of $230 million and $504 million compared to $250 million and $441 million for the same periods in 2023.

Net interest income decreased $18 million during the three months ended June 30, 2024 when compared to the same period last year. The decline during the three months ended June 30, 2024 was primarily due to a decrease in market value adjustments on our fair value hedge relationships, along with lower average advance balances, partially offset by higher asset-liability spreads resulting from higher-yielding MBS purchases.

Net interest income during the six months ended June 30, 2024 increased $49 million when compared to the same period last year primarily due to higher asset-liability spreads resulting from higher-yielding MBS purchases and increased longer-term advances. In addition, net interest income increased during the six months ended June 30, 2024 primarily due to higher short-term interest rates, which improved earnings on invested capital.

Other income (loss) improved by $8 million and $27 million during the three and six months ended June 30, 2024 when compared to the same periods last year primarily due to net gains on litigation settlements recorded during the three and six months ended June 30, 2024. Other (income) loss was also affected by changes in fair value on our trading securities, fair value option instruments, and economic derivatives.

Other expense increased $14 million and $9 million during the three and six months ended June 30, 2024 when compared to the same periods last year. The increase during the three months ended June 30, 2024 was primarily driven by discretionary community and housing contributions of $9 million recorded in 2024. The increase during the six months ended June 30, 2024 was primarily due to increased transaction costs resulting from higher volumes of discount notes.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional discussion on our results of operations.

Our total assets decreased to $164.8 billion at June 30, 2024, from $184.4 billion at December 31, 2023, driven primarily by a decrease in advances. Advances decreased $17.7 billion mainly due to a decline in borrowings by certain large depository institution members, offset in part by an increase in borrowings by insurance companies.

Total capital decreased to $9.6 billion at June 30, 2024 from $9.8 billion at December 31, 2023. Our regulatory capital ratio increased to 5.80 percent at June 30, 2024, from 5.44 percent at December 31, 2023, and remained above the required regulatory limit at each period end. Regulatory capital includes capital stock, MRCS, and retained earnings.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Throughout 2023, the FOMC raised the target range for the federal funds rate. Recent indicators suggest that economic activity has continued to expand at a solid pace. Job gains have remained strong, and the unemployment rate has remained low. Inflation has eased over the past year but remains elevated. At its June 2024 meeting, the FOMC decided to maintain the target range for the federal funds rate at 5.25 to 5.50 percent, stating that it will carefully assess incoming data, the evolving outlook, and the balance of risks. In addition, the FOMC stated that it will continue reducing its holdings of Treasury securities, agency debt, and agency MBS.

Mortgage Markets

During the first half of 2024, mortgage rates increased, on average, compared to the same period last year; and from the prior year-end. The primary driver of activity within the mortgage markets was home purchases during the first half of 2024 as mortgage rates remained elevated; however, new home sales and existing home sales declined relative to the prior year. Home prices have increased in 2024 and prepayment activity increased relative to the same period last year.

Interest Rates

    The following table shows information on key market interest rates1:

	3-Month Average		6-Month Average		Period End
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	June 30, 2024	December 31, 2023
Federal funds	5.33%	4.99%	5.33%	4.76%	5.33%	5.33%
SOFR	5.32	4.97	5.32	4.73	5.33	5.38
2-year U.S. Treasury	4.83	4.28	4.66	4.31	4.71	4.23
10-year U.S. Treasury	4.45	3.60	4.30	3.62	4.36	3.88
30-year residential mortgage note	6.99	6.54	6.87	6.44	6.86	6.42

1    Source: Bloomberg.

In response to higher inflation, the FOMC raised the target range for the federal funds rate throughout 2023, which led to higher interest rates, on average, during the first half of 2024 when compared to the prior year.

SELECTED FINANCIAL DATA

    The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Cash and due from banks	$35	$32	$31	$84	$52
Investments[1]	47,415	53,018	49,828	56,667	55,498
Advances	104,784	110,976	122,530	122,258	114,057
Mortgage loans held for portfolio, net[2]	10,810	10,351	9,967	9,546	8,909
Total assets	164,821	176,269	184,406	190,668	180,181
Consolidated obligations
Discount notes	63,786	63,358	54,537	64,315	50,443
Bonds	89,045	100,687	116,961	113,766	116,810
Total consolidated obligations[3]	152,831	164,045	171,498	178,081	167,253
Mandatorily redeemable capital stock	10	10	12	12	13
Total liabilities	155,258	166,560	174,575	181,058	170,985
Capital stock — Class B putable	6,185	6,442	6,873	6,811	6,449
Retained earnings	3,359	3,276	3,138	3,005	2,854
Accumulated other comprehensive income (loss)	19	(9)	(180)	(206)	(107)
Total capital	9,563	9,709	9,831	9,610	9,196
Regulatory capital ratio[4]	5.80	5.52	5.44	5.15	5.17

	For the Three Months Ended
Statements of Income	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Net interest income	$319	$349	$347	$340	$337
Provision (reversal) for credit losses on mortgage loans	(1)	(1)	—	—	1
Other income (loss)[5]	(9)	4	14	3	(17)
Community and housing contributions	9	—	30	5	—
All other expense[6]	46	50	47	43	41
AHP assessments	26	30	28	30	28
Net income	230	274	256	265	250
Selected Financial Ratios[7]
Net interest spread[8]	0.45%	0.43%	0.45%	0.42%	0.43%
Net interest margin[9]	0.75	0.74	0.74	0.74	0.72
Return on average equity (annualized)	9.57	11.36	10.36	11.31	10.98
Return on average capital stock (annualized)	14.68	16.42	14.81	15.65	15.04
Return on average assets (annualized)	0.53	0.57	0.53	0.56	0.53
Average equity to average assets	5.49	5.03	5.12	4.99	4.79

1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, AFS securities, and HTM securities.

2    Includes an allowance for credit losses of $4 million, $5 million, $6 million, $6 million, and $6 million at June 30, 2024, March 31, 2024, December 31, 2023, September 30, 2023, and June 30, 2023.

3    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $1,192.0 billion, $1,172.4 billion, $1,204.3 billion, $1,229.9 billion, and $1,340.2 billion at June 30, 2024, March 31, 2024, December 31, 2023, September 30, 2023, and June 30, 2023.

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

RESULTS OF OPERATIONS

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Three Months Ended June 30,
	2024			2023
	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[3]
Interest-earning assets
Interest-bearing deposits	$5,107	5.39%	$69	$4,174	4.80%	$50
Securities purchased under agreements to resell	10,849	5.45	147	13,409	5.04	169
Federal funds sold	9,710	5.42	130	17,801	5.06	225
MBS[4,5,6]	23,405	6.23	362	18,668	5.83	271
Other investments[4,5,6,7]	4,628	3.89	45	4,508	3.78	42
Advances[5,8]	107,734	5.72	1,534	120,464	5.36	1,608
Mortgage loans[9]	10,592	4.10	108	8,655	3.41	74
Loans to other FHLBanks	—	—	—	20	5.13	1
Total interest-earning assets	172,025	5.60	2,395	187,699	5.21	2,440
Non-interest-earning assets	4,374	—	—	3,100	—	—
Total assets	$176,399	5.46%	$2,395	$190,799	5.13%	$2,440
Interest-bearing liabilities
Deposits	$1,289	4.53%	$14	$1,050	4.12%	$11
Consolidated obligations
Discount notes[5]	68,630	5.15	879	62,632	4.66	727
Bonds[5]	92,178	5.16	1,183	112,573	4.86	1,364
Other interest-bearing liabilities[10]	21	7.39	—	22	6.91	1
Total interest-bearing liabilities	162,118	5.15	2,076	176,277	4.78	2,103
Non-interest-bearing liabilities	4,591	—	—	5,386	—	—
Total liabilities	166,709	5.01	2,076	181,663	4.64	2,103
Capital	9,690	—	—	9,136	—	—
Total liabilities and capital	$176,399	4.73%	$2,076	$190,799	4.42%	$2,103
Net interest income and spread[11]		0.45%	$319		0.43%	$337
Net interest margin[12]		0.75%			0.72%
Average interest-earning assets to interest-bearing liabilities		106.11%			106.48%

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

6    Interest income on investment securities includes prepayment fees, net of related amortization, of less than $1 million and $5 million for the three months ended June 30, 2024 and 2023.

7    Other investments primarily include U.S. Treasury obligations, other U.S. obligations, GSE and TVA obligations, state or local housing agency obligations, and taxable municipal bonds.

8    Interest income on advances includes prepayment fees, net of related amortization, of less than $1 million for each of the three months ended June 30, 2024 and 2023.

9    Non-accrual loans are included in the average balance used to determine the average yield.

10    Other interest-bearing liabilities consist primarily of MRCS and/or borrowings from other FHLBanks.

11    Represents annualized yield on total interest-earning assets minus annualized yield on total interest-bearing liabilities.

12    Represents net interest income expressed as a percentage of average interest-earning assets.

	For the Six Months Ended June 30,
	2024			2023
	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[3]
Interest-earning assets
Interest-bearing deposits	$5,234	5.38%	$140	$3,863	4.65%	$89
Securities purchased under agreements to resell	11,508	5.44	311	10,849	4.87	262
Federal funds sold	12,203	5.42	328	16,530	4.83	396
Mortgage-backed securities,4,5,6	23,552	6.19	724	17,068	5.65	478
Other investments[4,5,6,7]	4,596	3.92	90	4,668	3.40	79
Advances[5,8]	113,136	5.74	3,232	118,528	5.11	3,002
Mortgage loans[9]	10,374	4.05	209	8,521	3.38	143
Loans to other FHLBanks	—	7.45	—	24	4.86	1
Total interest-earning assets	180,603	5.61	5,034	180,051	4.98	4,450
Non-interest-earning assets	3,971	—	—	3,098	—	—
Total assets	$184,574	5.49%	$5,034	$183,149	4.90%	$4,450
Interest-bearing liabilities
Deposits	$1,266	4.55%	$28	$1,081	3.91%	$21
Consolidated obligations
Discount notes[5]	66,920	5.18	1,725	66,386	4.44	1,462
Bonds[5]	101,803	5.16	2,612	101,832	4.65	2,347
Other interest-bearing liabilities[10]	41	6.49	1	19	7.25	1
Total interest-bearing liabilities	170,030	5.16	4,366	169,318	4.56	3,831
Non-interest-bearing liabilities	4,851	—	—	4,708	—	—
Total liabilities	174,881	5.02	4,366	174,026	4.44	3,831
Capital	9,693	—	—	9,123	—	—
Total liabilities and capital	$184,574	4.76%	$4,366	$183,149	4.22%	$3,831
Net interest income and spread[11]		0.45%	$668		0.42%	$619
Net interest margin[12]		0.74%			0.69%
Average interest-earning assets to interest-bearing liabilities		106.22%			106.34%
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

6    Interest income on investment securities includes prepayment fees, net of related amortization, of less than $1 million and $10 million for the six months ended June 30, 2024 and 2023.

7    Other investments primarily include U.S. Treasury obligations, other U.S. obligations, GSE and TVA obligations, state or local housing agency obligations, and taxable municipal bonds.

8    Interest income on advances includes prepayment fees, net of related amortization, of $(1) million for each of the six months ended June 30, 2024 and 2023.

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

	Three Months Ended			Six Months Ended
	June 30, 2024 vs. June 30, 2023			June 30, 2024 vs. June 30, 2023
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$12	$7	$19	$35	$16	$51
Securities purchased under agreements to resell	(35)	13	(22)	17	32	49
Federal funds sold	(110)	15	(95)	(112)	45	(67)
MBS	72	19	91	197	49	246
Other investments	1	2	3	(1)	11	10
Advances	(177)	103	(74)	(138)	367	229
Mortgage loans	18	16	34	35	31	66
Loans to other FHLBanks	—	(1)	(1)	(1)	—	(1)
Total interest income	(219)	174	(45)	32	551	583
Interest expense
Deposits	2	1	3	4	4	8
Consolidated obligations
Discount notes	72	80	152	12	250	262
Bonds	(260)	79	(181)	(1)	266	265
Other interest-bearing liabilities	—	(1)	(1)	—	—	—
Total interest expense	(186)	159	(27)	15	520	535
Net interest income	$(33)	$15	$(18)	$17	$31	$48

Net interest spread represents the annualized yield on total interest-earning assets minus the annualized cost of total interest-bearing liabilities. Our net interest spread increased slightly during the three and six months ended June 30, 2024 when compared to the same periods in 2023 driven primarily by higher-yielding MBS purchases, offset in part by market value losses on fair value hedge relationships. Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. Our net interest margin increased during the three and six months ended June 30, 2024 when compared to the same periods in 2023 due primarily to higher-yielding MBS purchases, as well as higher short-term interest rates which had a positive impact on our earnings on invested capital. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Financial Results” for additional discussion on our net interest income.

Other Income (Loss)

    The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net gains (losses) on trading securities	$3	$(10)	$(17)	$23
Net gains (losses) on financial instruments held under fair value option	10	4	47	(61)
Net gains (losses) on derivatives	(35)	(17)	(56)	(7)
Net gains (losses) on extinguishment of debt	—	—	—	2
Other, net	13	6	21	11
Total other income (loss)	$(9)	$(17)	$(5)	$(32)

Other income (loss) improved by $8 million and $27 million during the three and six months ended June 30, 2024 when compared to the same periods in 2023 primarily due to net gains on litigation settlements recorded during the three and six months ended June 30, 2024. Additionally, during the six months ended June 30, 2024, we recorded net combined losses of $26 million on our trading securities, fair value option instruments, and economic derivatives, including the related interest settlements, compared to net combined losses of $45 million for the same period in 2023. These changes were primarily driven by the interest rate environment. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our economic derivatives.

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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended June 30, 2024
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$10	$2	$(1)	$—	$(3)	$—	$8
Net gains (losses) on derivatives and hedged items	(1)	(7)	—	—	4	—	(4)
Price alignment amount on derivatives[2]	(17)	(13)	—	—	1	—	(29)
Net interest settlements on derivatives[3]	230	104	—	—	(64)	—	270
Total impact to net interest income	222	86	(1)	—	(62)	—	245
Other income (loss):
Net gains (losses) on derivatives[4]	—	12	—	(47)	—	—	(35)
Net gains (losses) on trading securities[5]	—	3	—	—	—	—	3
Net gains (losses) on financial instruments held under fair value option[5]	—	—	—	10	—	—	10
Price alignment amount on derivatives[2]	—	—	—	—	—	1	1
Total impact to other income (loss)	—	15	—	(37)	—	1	(21)
Total net effect of hedging activities[6]	$222	$101	$(1)	$(37)	$(62)	$1	$224

	For the Three Months Ended June 30, 2023
Net Effect of Hedging Activities	Advances	Investments	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$12	$9	$—	$(5)	$—	$16
Net gains (losses) on derivatives and hedged items	1	29	—	(8)	—	22
Price alignment amount on derivatives[2]	(6)	(2)	—	(3)	—	(11)
Net interest settlements on derivatives[3]	193	65	—	(48)	—	210
Total impact to net interest income	200	101	—	(64)	—	237
Other income (loss):
Net gains (losses) on derivatives[4]	—	32	(44)	—	—	(12)
Net gains (losses) on trading securities[5]	—	(10)	—	—	—	(10)
Net gains (losses) on financial instruments held under fair value option[5]	—	—	4	—	—	4
Price alignment amount on derivatives[2]	—	—	—	—	(5)	(5)
Total impact to other income (loss)	—	22	(40)	—	(5)	(23)
Total net effect of hedging activities[6]	$200	$123	$(40)	$(64)	$(5)	$214

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

	For the Six Months Ended June 30, 2024
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$19	$4	$(1)	$—	$(6)	$—	$16
Net gains (losses) on derivatives and hedged items	—	(3)	—	—	15	—	12
Price alignment amount on derivatives[2]	(30)	(21)	—	—	1	—	(50)
Net interest settlements on derivatives[3]	457	204	—	—	(124)	—	537
Total impact to net interest income	446	184	(1)	—	(114)	—	515
Other income (loss):
Net gains (losses) on derivatives[3]	—	58	(1)	(113)	—	—	(56)
Net gains (losses) on trading securities[4]	—	(17)	—	—	—	—	(17)
Net gains (losses) on financial instruments held under fair value option[5]	—	—	—	47	—	—	47
Price alignment amount on derivatives[2]	—	—	—	—	—	1	1
Total impact to other income (loss)	—	41	(1)	(66)	—	1	(25)
Total net effect of hedging activities[6]	$446	$225	$(2)	$(66)	$(114)	$1	$490

	For the Six Months Ended June 30, 2023
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$21	$15	$—	$—	$(6)	$—	$30
Net gains (losses) on derivatives and hedged items	(1)	41	—	—	(19)	—	21
Price alignment amount on derivatives[2]	(10)	(3)	—	—	(6)	—	(19)
Net interest settlements on derivatives[3]	328	113	—	—	(97)	—	344
Total impact to net interest income	338	166	—	—	(128)	—	376
Other income (loss):
Net gains (losses) on derivatives[3]	—	29	(1)	(23)	—	—	5
Net gains (losses) on trading securities[4]	—	23	—	—	—	—	23
Net gains (losses) on financial instruments held under fair value option[5]	—	—	—	(61)	—	—	(61)
Price alignment amount on derivatives[2]	—	—	—	—	—	(12)	(12)
Total impact to other income (loss)	—	52	(1)	(84)	—	(12)	(45)
Total net effect of hedging activities[6]	$338	$218	$(1)	$(84)	$(128)	$(12)	$331
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

NET GAINS (LOSSES) ON DERIVATIVES

We utilize economic derivatives to manage certain risks on our Statements of Condition. Gains and losses on economic derivatives include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. During the three and six months ended June 30, 2024, we recorded net losses of $35 million and $56 million on our economic derivatives, compared to net losses of $12 million and net gains of $5 million during the same periods last year. These changes were primarily driven by changes in the interest rate environment.

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Compensation and benefits	$19	$18	$40	$38
Contractual services	6	6	13	12
Professional fees	6	4	9	7
Other operating expenses	5	6	10	11
Total operating expenses	36	34	72	68
Federal Housing Finance Agency	4	3	7	5
Office of Finance	2	1	5	4
Community and housing contributions	9	—	9	12
Other, net	4	3	12	7
Total other expense	$55	$41	$105	$96

Other expense increased $14 million and $9 million during the three and six months ended June 30, 2024 when compared to the same periods last year. The increase during the three months ended June 30, 2024 was primarily driven by discretionary community and housing contributions of $9 million recorded in 2024. The increase during the six months ended June 30, 2024 was primarily due to increased transaction costs resulting from higher volumes of certain discount notes.

STATEMENTS OF CONDITION

Financial Highlights

    Our total assets decreased to $164.8 billion at June 30, 2024 from $184.4 billion at December 31, 2023. Our total liabilities decreased to $155.3 billion at June 30, 2024 from $174.6 billion at December 31, 2023. Total capital decreased to $9.6 billion at June 30, 2024 from $9.8 billion at December 31, 2023. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	June 30, 2024	December 31, 2023
Commercial banks	$53,718	$75,997
Savings institutions	1,733	1,359
Credit unions	12,670	13,458
Insurance companies	37,671	31,992
CDFIs	8	8
Total member advances	105,800	122,814
Housing associates	33	354
Non-member borrowers	18	53
Total par value	$105,851	$123,221

Our total advance par value decreased $17.4 billion or 14 percent at June 30, 2024 when compared to December 31, 2023, primarily due to a decline in borrowings by certain large depository institution members, offset in part by an increase in borrowings by insurance companies.

The following table summarizes our advances by interest rate payment terms (dollars in millions):

	June 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Fixed rate	$76,411	72	$71,502	58
Variable rate	17,921	17	18,795	15
Variable rate, callable[1]	10,380	10	31,655	26
Other[2]	1,138	1	1,267	1
Overdrawn demand deposit accounts	1	—	2	—
Total advance par value	105,851	100	123,221	100
Premiums	3		6
Fair value hedging adjustments	(1,070)		(697)
Total	$104,784		$122,530

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

The composition of our advance portfolio shifted to a higher concentration of fixed rate advances, primarily due to called longer-term variable rate advances. Fair value hedging adjustments changed $373 million at June 30, 2024 when compared to December 31, 2023, due primarily to the impact of interest rates on our cumulative fair value adjustments on advances in active hedge relationships.

At June 30, 2024 and December 31, 2023, advances outstanding to our five largest member borrowers totaled $34.7 billion and $55.0 billion, which represented 33 percent and 45 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at June 30, 2024 (dollars in millions):

	Amount	% of Total Advances
Wells Fargo Bank, N.A.	$12,000	11
Athene Annuity and Life Company[1]	11,281	11
UBS Bank USA	4,101	4
Principal Life Insurance Company	3,950	4
EquiTrust Life Insurance Company	3,350	3
Total par value	$34,682	33

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

Mortgage Loans

    The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	June 30, 2024	December 31, 2023
Fixed rate conventional loans	$10,344	$9,506
Fixed rate government-insured loans	376	378
Total unpaid principal balance	10,720	9,884
Premiums	121	113
Discounts	(13)	(11)
Basis adjustments from mortgage loan purchase commitments	(14)	(13)
Total mortgage loans held for portfolio	10,814	9,973
Allowance for credit losses	(4)	(6)
Total mortgage loans held for portfolio, net	$10,810	$9,967

Our total mortgage loans increased $0.8 billion or eight percent at June 30, 2024 when compared to December 31, 2023. The increase was primarily due to new loan purchases exceeding principal paydowns, driven in part by a decrease in prepayment activity as mortgage rates remain elevated.

We evaluate mortgage loans for credit losses on a quarterly basis. For additional discussion on our mortgage loan credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Loans.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	June 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$2,466	5	$3,481	7
Securities purchased under agreements to resell	9,300	20	11,400	23
Federal funds sold	7,065	15	7,120	14
Total short-term investments	18,831	40	22,001	44
Long-term investments[2]
MBS
GSE single-family	624	1	633	1
GSE multifamily	18,324	38	17,955	36
U.S. obligations single-family[3]	4,547	10	4,399	9
Private-label residential	2	—	3	—
Total MBS	23,497	49	22,990	46
Non-MBS
U.S. Treasury obligations[3]	3,285	7	2,925	6
Other U.S. obligations[3]	261	1	396	1
GSE and TVA obligations	721	1	757	1
State or local housing agency obligations	553	1	489	1
Other[4]	267	1	270	1
Total non-MBS	5,087	11	4,837	10
Total long-term investments	28,584	60	27,827	56
Total investments	$47,415	100	$49,828	100

1    Short-term investments have original maturities equal to or less than one year.

2    Long-term investments have original maturities of greater than one year.

3    Represents investment securities backed by the full faith and credit of the U.S. Government.

4    Consists primarily of taxable municipal bonds.

Our investments decreased $2.4 billion or five percent at June 30, 2024 when compared to December 31, 2023 due primarily to a decrease in short-term investments, mainly securities purchased under agreements to resell and interest-bearing deposits, offset in part by the purchase of agency MBS and U.S. Treasury obligations. At June 30, 2024, we had no investments that were traded but not yet settled. At December 31, 2023, we had agency MBS with a total par value of $692 million that were traded but not yet settled. These investments were recorded as “available-for-sale” on our Statements of Condition with a corresponding payable recorded in “other liabilities.”

The Finance Agency limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 2.54 and 2.35 at June 30, 2024 and December 31, 2023.

We evaluate investments for credit losses on a quarterly basis. For additional discussion on our investment credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”

Consolidated Obligations

    Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At June 30, 2024 and December 31, 2023, the carrying value of consolidated obligations for which we are primarily liable totaled $152.8 billion and $171.5 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	June 30, 2024	December 31, 2023
Par value	$64,966	$55,288
Discounts and concession fees[1]	(1,118)	(736)
Fair value option valuation adjustments	(62)	(15)
Total	$63,786	$54,537

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes increased $9.2 billion or 17 percent at June 30, 2024 when compared to December 31, 2023. During the six months ended June 30, 2024, we continued to utilize discount notes primarily to fund our short-term assets and/or meet our liquidity requirements. Unamortized discounts outstanding at June 30, 2024 were higher than the prior year-end due primarily to the higher interest rate environment, on average, which results in larger discount levels. Fair value option adjustments changed $47 million at June 30, 2024 when compared to December 31, 2023, driven primarily by volume and the interest rate environment.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	June 30, 2024	December 31, 2023
Par value	$89,149	$116,963
Premiums	33	52
Discounts and concession fees[1]	(25)	(29)
Fair value hedging adjustments	(112)	(25)
Total	$89,045	$116,961

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds decreased $27.9 billion or 24 percent at June 30, 2024 when compared to December 31, 2023, driven by a reduction in total assets. Although the balance declined from the prior year-end, during the six months ended June 30, 2024, we continued to utilize bonds in an effort to capture attractive funding and/or meet our liquidity requirements. Fair value hedging adjustments changed $87 million at June 30, 2024 when compared to December 31, 2023, driven primarily by the interest rate environment.

For additional information on our consolidated obligations, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Capital

The following table summarizes information on our capital (dollars in millions):

	June 30, 2024	December 31, 2023
Capital stock	$6,185	$6,873
Retained earnings	3,359	3,138
Accumulated other comprehensive income (loss)	19	(180)
Total capital	$9,563	$9,831

Our capital decreased at June 30, 2024 when compared to December 31, 2023 due primarily to a decrease in activity-based capital stock resulting from a decrease in advance balances, offset in part by an increase in retained earnings. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for additional information on our capital.

Derivatives

    We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	June 30, 2024	December 31, 2023
Interest rate swaps
Non-callable	$145,908	$133,720
Callable by counterparty	12,692	32,284
Total interest rate swaps	158,600	166,004
Forward settlement agreements	230	115
Mortgage loan purchase commitments	220	112
Total notional amount	$159,050	$166,231

The notional amount of our derivative contracts decreased $7.2 billion or four percent at June 30, 2024 when compared to December 31, 2023. This was primarily due to a decrease in callable swaps on consolidated obligation bonds, offset in part by increased utilization of non-callable swaps to hedge our advances and consolidated obligation discount notes in an effort to manage our interest rate risk. For additional discussion regarding our use of derivatives, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Derivatives.”

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital positions are actively managed in an effort to preserve stable, reliable, and cost-effective sources of funds to meet current and projected operating financial commitments, as well as regulatory, liquidity, and capital requirements.

Liquidity

SOURCES OF LIQUIDITY

We utilize several sources of liquidity to carry out our business activities. These include, but are not limited to, proceeds from the issuance of consolidated obligations, payments collected on advances and mortgage loans, proceeds from investment securities, member deposits, proceeds from the issuance of capital stock, and current period earnings.

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the six months ended June 30, 2024, proceeds from the issuance of bonds and discount notes were $22.1 billion and $874.8 billion compared to $79.5 billion and $858.6 billion for the same periods in 2023. During the six months ended June 30, 2024, we continued to utilize consolidated obligations in an effort to capture attractive funding and/or meet our liquidity requirements.

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of July 31, 2024, our consolidated obligations were rated AA+/A-1+ with a stable outlook by S&P and Aaa/P-1 with a negative outlook by Moody’s. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2023 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At June 30, 2024 and December 31, 2023, the total par value of outstanding consolidated obligations for which we are primarily liable was $154.1 billion and $172.2 billion. At June 30, 2024 and December 31, 2023, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was $1,037.9 billion and $1,032.1 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President and CEO or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of July 31, 2024, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

    We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the six months ended June 30, 2024, repayments of consolidated obligations totaled $915.5 billion compared to $924.6 billion for the same period in 2023.

During the six months ended June 30, 2024, advance disbursements (excluding daily renewals) totaled $200.7 billion compared to $374.0 billion for the same period in 2023. Advance disbursements vary from period to period depending on member needs and decreased during the six months ended June 30, 2024 due primarily to decreased member utilization of short-term advances. During the six months ended June 30, 2024, investment purchases (excluding overnight investments) totaled $4.7 billion compared to $5.4 billion for the same period in 2023, a decrease due primarily to fewer purchases of agency MBS in 2024.

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
Liquidity Guidance AB – This guidance requires us to maintain sufficient liquidity for a period of 10 to 30 calendar days. The base case scenario requires 20 days of positive daily cash balances and assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including large, highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. At June 30, 2024 and December 31, 2023, we were in compliance with this base case liquidity guidance.
The Liquidity Guidance AB also specifies appropriate funding gap limits to address the risks associated with an FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of total assets. The guidance provides recommended funding gap maximums of negative 15 percent at the three-month horizon and negative 30 percent at the one-year horizon. At June 30, 2024 and December 31, 2023, we adhered to these funding gap requirements.
Capital

CAPITAL REQUIREMENTS

    We are subject to certain regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operational risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as the amounts paid-in for Class B capital stock (including MRCS), and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including MRCS) and retained earnings. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At June 30, 2024 and December 31, 2023, we did not hold any nonpermanent capital. At June 30, 2024 and December 31, 2023, we were in compliance with all three of the Finance Agency’s regulatory capital requirements.

    In addition to the requirements previously discussed, the Capital Stock AB requires each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets. For purposes of the Capital Stock AB, capital stock includes MRCS. The capital stock to total assets ratio is measured on a daily average basis at month end. At June 30, 2024 and December 31, 2023, we were in compliance with the Capital Stock AB.

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

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	June 30, 2024	December 31, 2023
Commercial banks	$3,222	$4,172
Savings institutions	120	102
Credit unions	903	919
Insurance companies	1,939	1,679
CDFIs	1	1
Total GAAP capital stock	6,185	6,873
MRCS	10	12
Total regulatory capital stock	$6,195	$6,885

The decrease in regulatory capital stock held at June 30, 2024 when compared to December 31, 2023 was due primarily to a decrease in activity-based capital stock resulting from a decline in advance balances. For additional information on our capital stock, refer to “Item 1. Financial Statements — Note 8 — Capital.”

Retained Earnings
Our risk management policies outline a targeted level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this targeted level and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve this level of retained earnings. At June 30, 2024 and December 31, 2023, our actual retained earnings exceeded our targeted level of retained earnings.
We entered into a JCE Agreement with all of the other Federal Home Loan Banks in 2011. Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of our average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At June 30, 2024 and December 31, 2023, our restricted retained earnings balance totaled $996 million and $896 million. One percent of our average balance of outstanding consolidated obligations for the three months ended June 30, 2024 was $1.6 billion.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Aggregate cash dividends paid[1]	$147	$109	$283	$205
Effective combined annualized dividend rate paid on capital stock[2]	8.79%	6.86%	8.34%	6.72%
Annualized dividend rate paid on membership capital stock	6.00%	3.00%	4.78%	3.00%
Annualized dividend rate paid on activity-based capital stock	9.25%	7.95%	9.13%	7.85%
Average SOFR	5.32%	4.97%	5.32%	4.73%

1    Includes aggregate cash dividends paid during the period. Amount excludes cash dividends paid on MRCS. For financial reporting purposes, these dividends were recorded as interest expense on our Statements of Income.

2    Effective combined annualized dividend rate is paid on total capital stock, including MRCS.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of our critical accounting estimates, refer to our 2023 Form 10-K. There have been no material changes to our critical accounting estimates during the six months ended June 30, 2024.

For a discussion of recently adopted or issued accounting standards, refer to “Item 1. Financial Statements — Note 2 — Recently Adopted and Issued Accounting Guidance.”

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Finance Agency’s Review and Analysis of the FHLBank System

On November 7, 2023, the Finance Agency issued a written report titled “FHLBank System at 100: Focusing on the Future,” presenting its review and analysis of the FHLBank System and the actions and recommendations it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. The Finance Agency has stated that it expects to continue a multi-year, collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action. The Finance Agency made legislative recommendations for the FHLBank System in its 2023 Report to Congress issued on June 14, 2024, consistent with proposed plans and actions included in the report.

In April 2024, the Finance Agency provided an update on its plan to implement the report’s recommendations and announced key priorities for 2024, including, among others, (1) clarifying the FHLBank System mission; (2) aligning eligibility requirements for different types of FHLBank members; and (3) streamlining requirements related to the AHP. The Finance Agency stated it would maintain transparency and continue robust stakeholder engagement during the implementation process.

On May 16, 2024, the Finance Agency issued a Request for Input: Federal Home Loan Bank Core Mission Activities and Mission Achievement requesting input on the mission statement for the FHLBank System, methods for measuring and evaluating mission achievement, and a member incentive program.

On June 20, 2024, the Finance Agency issued a Request for Input: Federal Home Loan Bank Affordable Housing Program Competitive Application Process requesting input regarding the efficiency and effectiveness of the FHLBanks’ AHP competitive application process, as well as suggestions for potential improvements.

Feedback received from commentators in response to the Finance Agency’s Request for Input may impact future Finance Agency supervisory, advisory, regulatory, or statutory proposals. We continue to monitor the Finance Agency’s efforts to implement the recommendations from the report, and we are not able to predict what actions will ultimately result, the timing or extent of any actions or changes, or the ultimate effect on us, our members, or the FHLBank System in the future. We plan to continue to engage with the Finance Agency and other stakeholders in an effort to ensure that the FHLBank System remains well positioned to serve our members and their communities. For a further discussion of the report, including proposed plans and actions, and related risks, see, respectively, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments” and “Item 1A. Risk Factors” of our 2023 Form 10-K.

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

We monitor and manage to MVE policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. At June 30, 2024 and December 31, 2023, our base case MVE remained relatively stable at $9.4 billion and $9.7 billion, and we were in compliance with all MVE policy limits.

MVCS represents our MVE divided by the total outstanding shares of our capital stock (including MRCS). To ensure we remain adequately capitalized, we must ensure our MVCS remains at or above our $100 par value. Our base case MVCS was $151.4 at June 30, 2024 compared to $141.6 at December 31, 2023. The increase in our base case MVCS was primarily attributable to the redemption of activity-based capital stock at par value, which is below our current MVCS value.

For more information on this risk measure, including policy limits, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk — Market Value of Equity” in our 2023 Form 10-K.

PROJECTED 24-MONTH INCOME

The projected 24-month income simulation measures our short-term earnings forecast over a two-year horizon based on forward interest rates and business assumptions. Our primary measure of profitability is the spread between projected AROCS and average SOFR. In this measure, AROCS adjusts GAAP net income for certain non-routine or unpredictable items, including, but not limited to, market adjustments relating to derivative and hedging activities and instruments held at fair value, net asset prepayment fee income, MRCS interest expense, debt extinguishment gains (losses), and (ii) other non-routine items, if applicable.

We monitor and manage to policy limits, which are based on the spread between our projected AROCS and average SOFR in parallel and non-parallel interest rate change scenarios. Additionally, there is a limit on the decline in projected AROCS from base case AROCS for certain basis shock scenarios to limit basis risk exposure. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. We were in compliance with all projected 24-month income policy limits at June 30, 2024 and December 31, 2023.

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

At June 30, 2024 and December 31, 2023, borrowers pledged $383.2 billion and $380.7 billion of collateral (net of applicable discounts) to support activity with us, including advances. At June 30, 2024 and December 31, 2023, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

We evaluate advances for credit losses on a quarterly basis. We have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of June 30, 2024 and December 31, 2023. Refer to “Item 1. Financial Statements — Note 4 — Advances” for additional information on our allowance for credit losses.

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

The following table presents the unpaid principal balance of our mortgage loans by product type (dollars in millions):

Product Type	June 30, 2024	December 31, 2023
Conventional	$10,344	$9,506
Government	376	378
Total unpaid principal balance	$10,720	$9,884

We manage the credit risk on mortgage loans by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our PFIs, and (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs.

We evaluate mortgage loans for credit losses on a quarterly basis and establish an allowance for credit losses to reflect management’s estimate of expected credit losses inherent in the portfolio. At June 30, 2024 and December 31, 2023, we had an allowance for credit losses of $4 million and $6 million on our conventional mortgage loans. At June 30, 2024, over 99 percent of our conventional loan portfolio was performing (i.e. current payment status) and charge-offs recorded during the six months ended June 30, 2024 were less than one percent of the total conventional portfolio.

We have never experienced a credit loss on our government-insured mortgage loans. At June 30, 2024 and December 31, 2023, we determined no allowance for credit losses was necessary on our government-insured mortgage loans. Refer to “Item 1. Financial Statements — Note 5 — Mortgage Loans Held for Portfolio” for additional information on our allowance for credit losses and the payment status of our conventional mortgage loans.

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

Finance Agency regulations also limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. At June 30, 2024, we were in compliance with the regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

In addition, Finance Agency regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of regulatory capital and the counterparty’s overall credit rating. At June 30, 2024, we were in compliance with the regulatory limits established for unsecured credit.

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

At June 30, 2024, our unsecured short-term investment exposure consisted of overnight interest-bearing deposits and federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile (dollars in millions):

	June 30, 2024
	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
Domestic	$—	$2,465	$2,465
U.S. branches and agency offices of foreign commercial banks
Australia	1,250	—	1,250
Belgium	—	935	935
Canada	—	1,375	1,375
Finland	1,405	—	1,405
France	—	400	400
Germany	800	—	800
Netherlands	—	500	500
United Kingdom	—	400	400
Total U.S. branches and agency offices of foreign commercial banks	3,455	3,610	7,065
Total unsecured short-term investment exposure	$3,455	$6,075	$9,530

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

Investment Ratings
The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	June 30, 2024
	Credit Rating[1]
	AAA	AA	A	BBB	Unrated	Total
Interest-bearing deposits	$—	$1	$2,465	$—	$—	$2,466
Securities purchased under agreements to resell	—	—	3,000	—	6,300	9,300
Federal funds sold	—	3,455	3,610	—	—	7,065
Investment securities:
MBS
GSE single-family	—	624	—	—	—	624
GSE multifamily	—	18,324	—	—	—	18,324
U.S. obligations single-family[2]	—	4,547	—	—	—	4,547
Private-label residential	—	—	1	1	—	2
Total MBS	—	23,495	1	1	—	23,497
Non-MBS
U.S. Treasury obligations[2]	—	3,285	—	—	—	3,285
Other U.S. obligations[2]	—	261	—	—	—	261
GSE and TVA obligations	—	721	—	—	—	721
State or local housing agency obligations	414	139	—	—	—	553
Other[3]	248	19	—	—	—	267
Total non-MBS	662	4,425	—	—	—	5,087
Total investments	$662	$31,376	$9,076	$1	$6,300	$47,415

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
We evaluate investments for credit losses on a quarterly basis. At June 30, 2024 and December 31, 2023, we determined no allowance for credit losses was necessary on our investments. Refer to “Item 1. Financial Statements — Note 3 — Investments” for additional information on our allowance for credit losses.

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

Uncleared derivative transactions executed on or after September 1, 2022 are subject to two-way initial margin requirements as mandated by the Dodd-Frank Act, if our aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of July 31, 2024, we were not required to post initial margin on our uncleared derivative transactions in accordance with the noted regulations.

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
The following table shows our derivative counterparty credit exposure (dollars in millions):

	June 30, 2024
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
AA2	$173	$33	$(33)	$—
A	2,704	70	(67)	3
BBB[2]	1,331	1	(1)	—
Cleared derivatives[3]	145,011	58	1,168	1,226
Liability positions with credit exposure
Uncleared derivatives
BBB[2]	1,452	(41)	41	—
Total derivative positions with credit exposure to non-member counterparties	150,671	121	1,108	1,229
Member institutions[2,4]	53	—	—	—
Total	150,724	$121	$1,108	$1,229
Derivative positions without credit exposure	8,326
Total notional	$159,050
1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.

2    Net credit exposure is less than $1 million.

3    Represents derivative transactions cleared with CME Clearing and LCH Ltd., our clearinghouses. CME Clearing is not rated, but its parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by S&P at June 30, 2024. LCH Ltd. was rated AA- by S&P at June 30, 2024.

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, we implemented enhancements to an asset management solution which impacted transaction, accounting, and financial reporting processes for our advances and standby letters of credit. Our internal controls were updated to reflect these changes. There have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Item 1. Financial Statements — Note 10 — Commitments and Contingencies” for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2023 Form 10-K. There have been no material changes to our risk factors during the six months ended June 30, 2024.

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

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	August 7, 2024

By:	/s/ Kristina K. Williams
Kristina K. Williams President and Chief Executive Officer

By:	/s/ James G. Livingston
James G. Livingston Chief Financial Officer (Principal Financial and Accounting Officer)