Form 10-Q
period 2024-09-30
Federal Home Loan Bank of Des Moines
filed 2024-11-08
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2024
Class B Stock, par value $100	59,861,674

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars in millions, except capital stock par value)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$36	$31
Interest-bearing deposits (Note 3)	3,781	3,481
Securities purchased under agreements to resell (Note 3)	8,200	11,400
Federal funds sold (Note 3)	8,120	7,120
Investment securities (Note 3)
Trading securities	4,131	3,152
Available-for-sale securities (amortized cost of $24,662 and $24,001)	24,634	23,823
Held-to-maturity securities (fair value of $788 and $850)	783	852
Total investment securities	29,548	27,827
Advances (Note 4)	98,923	122,530
Mortgage loans held for portfolio, net of allowance for credit losses of $4 and $6 (Note 5)	11,398	9,967
Accrued interest receivable	400	582
Derivative assets, net (Note 6)	1,437	1,267
Other assets, net	136	201
TOTAL ASSETS	$161,979	$184,406
LIABILITIES
Deposits
Interest-bearing	$919	$959
Non-interest-bearing	123	80
Total deposits	1,042	1,039
Consolidated obligations (Note 7)
Discount notes (includes $50,341 and $47,442 at fair value held under fair value option)	59,465	54,537
Bonds	91,067	116,961
Total consolidated obligations	150,532	171,498
Mandatorily redeemable capital stock (Note 8)	9	12
Accrued interest payable	775	1,023
Affordable Housing Program payable	254	198
Derivative liabilities, net (Note 6)	6	7
Other liabilities	77	798
TOTAL LIABILITIES	152,695	174,575
Commitments and contingencies (Note 10)
CAPITAL (Note 8)
Capital stock - Class B putable ($100 par value); 58,922,668 and 68,731,881 issued and outstanding shares	5,892	6,873
Retained earnings
Unrestricted	2,385	2,242
Restricted	1,037	896
Total retained earnings	3,422	3,138
Accumulated other comprehensive income (loss)	(30)	(180)
TOTAL CAPITAL	9,284	9,831
TOTAL LIABILITIES AND CAPITAL	$161,979	$184,406

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
INTEREST INCOME
Advances	$1,476	$1,740	$4,708	$4,742
Interest-bearing deposits	69	58	209	147
Securities purchased under agreements to resell	116	132	427	394
Federal funds sold	172	200	500	596
Trading securities	30	9	73	26
Available-for-sale securities	394	308	1,144	826
Held-to-maturity securities	10	11	31	33
Mortgage loans held for portfolio	117	83	326	226
Loans to other FHLBanks	—	—	—	1
Total interest income	2,384	2,541	7,418	6,991
INTEREST EXPENSE
Consolidated obligations - Discount notes	905	671	2,630	2,133
Consolidated obligations - Bonds	1,137	1,517	3,749	3,864
Deposits	14	13	42	34
Borrowings from other FHLBanks	—	—	1	—
Mandatorily redeemable capital stock	1	—	1	1
Total interest expense	2,057	2,201	6,423	6,032
NET INTEREST INCOME	327	340	995	959
Provision (reversal) for credit losses on mortgage loans	—	—	(2)	1
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	327	340	997	958
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	87	—	70	23
Net gains (losses) on financial instruments held under fair value option	(110)	(9)	(63)	(70)
Net gains (losses) on derivatives	(2)	8	(58)	1
Net gains (losses) on extinguishment of debt	—	—	—	2
Other, net	11	4	32	15
Total other income (loss)	(14)	3	(19)	(29)
OTHER EXPENSE
Compensation and benefits	18	18	58	56
Contractual services	7	5	20	17
Professional fees	5	4	14	11
Other operating expenses	6	6	16	17
Federal Housing Finance Agency	3	3	10	8
Office of Finance	2	2	7	6
Voluntary community and housing contributions	40	5	49	17
Other, net	5	5	17	12
Total other expense	86	48	191	144
NET INCOME BEFORE ASSESSMENTS	227	295	787	785
Affordable Housing Program assessments	23	30	79	79
NET INCOME	$204	$265	$708	$706

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$204	$265	$708	$706
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	(49)	(100)	150	(90)
Pension and postretirement benefits	—	1	—	1
Total other comprehensive income (loss)	(49)	(99)	150	(89)
TOTAL COMPREHENSIVE INCOME (LOSS)	$155	$166	$858	$617

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JUNE 30, 2023	64	$6,449	$2,063	$791	$2,854	$(107)	$9,196
Comprehensive income (loss)	—	—	212	53	265	(99)	166
Proceeds from issuance of capital stock	24	2,362	—	—	—	—	2,362
Repurchases/redemptions of capital stock	(20)	(1,999)	—	—	—	—	(1,999)
Net stock reclassified (to) from mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Cash dividends on capital stock	—	—	(114)	—	(114)	—	(114)
BALANCE, SEPTEMBER 30, 2023	68	$6,811	$2,161	$844	$3,005	$(206)	$9,610

BALANCE, JUNE 30, 2024	62	$6,185	$2,363	$996	$3,359	$19	$9,563
Comprehensive income (loss)	—	—	163	41	204	(49)	155
Proceeds from issuance of capital stock	21	2,130	—	—	—	—	2,130
Repurchases/redemptions of capital stock	(24)	(2,423)	—	—	—	—	(2,423)
Cash dividends on capital stock	—	—	(141)	—	(141)	—	(141)
BALANCE, SEPTEMBER 30, 2024	59	$5,892	$2,385	$1,037	$3,422	$(30)	$9,284

BALANCE, DECEMBER 31, 2022	63	$6,250	$1,915	$703	$2,618	$(117)	$8,751
Comprehensive income (loss)	—	—	565	141	706	(89)	617
Proceeds from issuance of capital stock	87	8,705	—	—	—	—	8,705
Repurchases/redemptions of capital stock	(82)	(8,143)	—	—	—	—	(8,143)
Net stock reclassified (to) from mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Cash dividends on capital stock	—	—	(319)	—	(319)	—	(319)
BALANCE, SEPTEMBER 30, 2023	68	$6,811	$2,161	$844	$3,005	$(206)	$9,610

BALANCE, DECEMBER 31, 2023	69	$6,873	$2,242	$896	$3,138	$(180)	$9,831
Comprehensive income (loss)	—	—	567	141	708	150	858
Proceeds from issuance of capital stock	66	6,595	—	—	—	—	6,595
Repurchases/redemptions of capital stock	(76)	(7,576)	—	—	—	—	(7,576)
Cash dividends on capital stock	—	—	(424)	—	(424)	—	(424)
BALANCE, SEPTEMBER 30, 2024	59	$5,892	$2,385	$1,037	$3,422	$(30)	$9,284

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$708	$706
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization/(accretion)	383	89
Net (gains) losses on trading securities	(70)	(23)
Net (gains) losses on financial instruments held under fair value option	63	70
Net change in derivatives and hedging activities	(979)	1,011
Net (gains) losses on extinguishment of debt	—	(2)
Other adjustments, net	14	2
Net change in:
Accrued interest receivable	(29)	(312)
Other assets	(1)	(6)
Accrued interest payable	(248)	612
Other liabilities	26	43
Total adjustments	(841)	1,484
Net cash provided by (used in) operating activities	(133)	2,190
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(338)	(2,413)
Securities purchased under agreements to resell	3,200	(3,110)
Federal funds sold	(1,000)	(3,265)
Loans to other FHLBanks	—	(300)
Trading securities
Proceeds from sales	596	248
Proceeds from maturities and paydowns	8	1,035
Purchases	(1,513)	(237)
Available-for-sale securities
Proceeds from maturities and paydowns	1,703	2,671
Purchases	(2,475)	(8,936)
Held-to-maturity securities
Proceeds from maturities and paydowns	65	82
Advances
Repaid	335,641	473,606
Originated	(311,355)	(485,115)
Mortgage loans held for portfolio
Principal collected	732	589
Purchased	(2,168)	(1,802)
Other investing activities, net	(5)	(10)
Net cash provided by (used in) investing activities	23,091	(26,957)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
FINANCING ACTIVITIES
Net change in deposits	28	162
Net proceeds (payments) on derivative contracts with financing elements	1	—
Net proceeds from issuance of consolidated obligations
Discount notes	1,352,170	1,328,205
Bonds	35,456	106,001
Payments for maturing and retiring consolidated obligations
Discount notes	(1,347,732)	(1,333,297)
Bonds	(61,468)	(76,548)
Proceeds from issuance of capital stock	6,595	8,705
Payments for repurchases/redemptions of capital stock	(7,576)	(8,143)
Payments for repurchases/redemptions of mandatorily redeemable capital stock	(3)	(4)
Cash dividends paid	(424)	(319)
Net cash provided by (used in) financing activities	(22,953)	24,762
Net increase (decrease) in cash and due from banks	5	(5)
Cash and due from banks at beginning of the period	31	89
Cash and due from banks at end of the period	$36	$84

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$6,265	$5,467
Affordable Housing Program payments	33	35
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	206	149
Traded but not settled investment security purchases	—	533

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

Reclassifications

Certain amounts in the Bank’s 2023 financial statements have been reclassified to conform to the presentation for the three and nine months ended September 30, 2024. These amounts were not deemed to be material.

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the nine months ended September 30, 2024. Descriptions of all significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data — Note 1 — Summary of Significant Accounting Policies” in the 2023 Form 10-K.

Note 2 — Recently Adopted and Issued Accounting Guidance

Segment Reporting (ASU 2023-07)

On November 27, 2023, the FASB issued guidance designed to improve segment reporting, primarily by requiring enhanced disclosures about significant segment expenses and measures provided to the Bank’s chief operating decision maker to assess performance. This guidance will become effective for the Bank for the annual period ended December 31, 2024, and for the interim periods beginning on January 1, 2025. The adoption of this guidance is not expected to have any effect on the Bank’s financial condition, results of operations, or cash flows; however, it will require certain enhanced disclosures.

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

INTEREST-BEARING DEPOSITS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND FEDERAL FUNDS SOLD

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by an NRSRO. At September 30, 2024 and December 31, 2023, none of these investments were with counterparties rated below triple-B; however, as of September 30, 2024 and December 31, 2023, approximately 41 percent and 35 percent were secured securities purchased under agreements to resell with unrated counterparties. NRSRO ratings may differ from any internal ratings of the investments by the Bank.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At September 30, 2024 and December 31, 2023, no allowance for credit losses was recorded for interest-bearing deposits and federal funds sold, as all assets were repaid or expected to be repaid according to their contractual terms. The carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $18 million and $22 million at September 30, 2024 and December 31, 2023.

Securities purchased under agreements to resell are secured, short-term, and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreased below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at September 30, 2024 and December 31, 2023. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $1 million and $5 million at September 30, 2024 and December 31, 2023.

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

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	September 30, 2024	December 31, 2023
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$3,913	$2,925
Other U.S. obligations[1]	61	68
GSE and Tennessee Valley Authority obligations	49	49
Other[2]	108	110
Total fair value	$4,131	$3,152
1    Represents investment securities backed by the full faith and credit of the U.S. Government.
2    Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

The following table summarizes the components of “Net gains (losses) on trading securities” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net unrealized gains (losses) on trading securities held at period-end	$87	$(1)	$70	$2
Net gains (losses) on trading securities no longer held at period-end	—	1	—	21
Net gains (losses) on trading securities	$87	$—	$70	$23

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	September 30, 2024
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$166	$—	$—	$166
GSE and Tennessee Valley Authority obligations	306	23	—	329
State or local housing agency obligations	526	3	(5)	524
Other[3]	46	2	—	48
Total non-mortgage-backed securities	1,044	28	(5)	1,067
Mortgage-backed securities
U.S. obligations single-family[2]	4,698	19	(1)	4,716
GSE single-family	206	—	(2)	204
GSE multifamily	18,714	33	(100)	18,647
Total mortgage-backed securities	23,618	52	(103)	23,567
Total	$24,662	$80	$(108)	$24,634

	December 31, 2023
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$331	$—	$(3)	$328
GSE and Tennessee Valley Authority obligations	324	20	—	344
State or local housing agency obligations	461	2	(5)	458
Other[3]	157	3	—	160
Total non-mortgage-backed securities	1,273	25	(8)	1,290
Mortgage-backed securities
U.S. obligations single-family[2]	4,421	1	(24)	4,398
GSE single-family	183	—	(3)	180
GSE multifamily	18,124	15	(184)	17,955
Total mortgage-backed securities	22,728	16	(211)	22,533
Total	$24,001	$41	$(219)	$23,823
1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $80 million and $82 million at September 30, 2024 and December 31, 2023.
2    Represents investment securities backed by the full faith and credit of the U.S. Government.
3    Consists primarily of taxable municipal bonds.

The Bank had no sales of AFS securities during the three and nine months ended September 30, 2024 and 2023.

Unrealized Losses

The following tables summarize AFS securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	September 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$11	$—	$32	$—	$43	$—
State or local housing agency obligations	36	—	369	(5)	405	(5)
Total non-mortgage-backed securities	47	—	401	(5)	448	(5)
Mortgage-backed securities
U.S. obligations single-family[1]	179	—	862	(1)	1,041	(1)
GSE single-family	—	—	104	(2)	104	(2)
GSE multifamily	3,626	(11)	7,860	(89)	11,486	(100)
Total mortgage-backed securities	3,805	(11)	8,826	(92)	12,631	(103)
Total	$3,852	$(11)	$9,227	$(97)	$13,079	$(108)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$87	$(3)	$42	$—	$129	$(3)
State or local housing agency obligations	—	—	380	(5)	380	(5)
Total non-mortgage-backed securities	87	(3)	422	(5)	509	(8)
Mortgage-backed securities
U.S. obligations single-family[1]	1,813	(8)	2,410	(16)	4,223	(24)
GSE single-family	25	—	112	(3)	137	(3)
GSE multifamily	8,768	(70)	5,722	(114)	14,490	(184)
Total mortgage-backed securities	10,606	(78)	8,244	(133)	18,850	(211)
Total	$10,693	$(81)	$8,666	$(138)	$19,359	$(219)
1    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	September 30, 2024		December 31, 2023
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$73	$73	$214	$212
Due after one year through five years	340	342	417	417
Due after five years through ten years	213	214	243	245
Due after ten years	418	438	399	416
Total non-mortgage-backed securities	1,044	1,067	1,273	1,290
Mortgage-backed securities	23,618	23,567	22,728	22,533
Total	$24,662	$24,634	$24,001	$23,823

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	September 30, 2024
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$360	$13	$(2)	$371
State or local housing agency obligations	30	—	—	30
Total non-mortgage-backed securities	390	13	(2)	401
Mortgage-backed securities
U.S. obligations single-family[2]	2	—	—	2
GSE single-family	389	—	(6)	383
Private-label	2	—	—	2
Total mortgage-backed securities	393	—	(6)	387
Total	$783	$13	$(8)	$788

	December 31, 2023
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$364	$11	$(3)	$372
State or local housing agency obligations	31	—	—	31
Total non-mortgage-backed securities	395	11	(3)	403
Mortgage-backed securities
U.S. obligations single-family[2]	1	—	—	1
GSE single-family	453	—	(10)	443
Private-label	3	—	—	3
Total mortgage-backed securities	457	—	(10)	447
Total	$852	$11	$(13)	$850
1    Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $10 million and $5 million at September 30, 2024 and December 31, 2023.
2    Represents investment securities backed by the full faith and credit of the U.S. Government.

The Bank had no sales of HTM securities during the three and nine months ended September 30, 2024 and 2023.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	September 30, 2024		December 31, 2023
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due after one year through five years	$246	$247	$249	$249
Due after five years through ten years	73	77	73	76
Due after ten years	71	77	73	78
Total non-mortgage-backed securities	390	401	395	403
Mortgage-backed securities	393	387	457	447
Total	$783	$788	$852	$850

ALLOWANCE FOR CREDIT LOSSES ON AFS AND HTM SECURITIES

The Bank evaluates AFS and HTM investment securities for credit losses on a quarterly basis. At September 30, 2024 and December 31, 2023, the Bank had no allowance for credit losses recorded on its AFS or HTM securities. For additional details on the Bank’s allowance methodology, refer to “Item 8. Financial Statements and Supplementary Data — Note 4 — Investments” in the 2023 Form 10-K.

Note 4 — Advances

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	September 30, 2024		December 31, 2023
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$5	6.61%	$2	7.14%
Due in one year or less	44,175	4.76	52,890	5.34
Due after one year through two years	14,689	4.24	14,866	4.12
Due after two years through three years	13,732	4.04	13,230	3.95
Due after three years through four years	13,314	4.37	8,689	4.35
Due after four years through five years	7,459	4.84	30,189	5.55
Thereafter	5,561	3.94	3,355	3.51
Total par value	98,935	4.49%	123,221	4.98%
Premiums	3		6
Discounts	(16)		—
Fair value hedging adjustments	1		(697)
Total	$98,923		$122,530
1    Excludes accrued interest receivable of $183 million and $392 million at September 30, 2024 and December 31, 2023.

The Bank offers advances to members and eligible housing associates that may be prepaid on predetermined dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At September 30, 2024 and December 31, 2023, the Bank had callable advances outstanding totaling $10.5 billion and $31.8 billion.

The following table summarizes advances by year of redemption term or next call date for callable advances (dollars in millions):

	Redemption Term or Next Call Date
	September 30, 2024	December 31, 2023
Overdrawn demand deposit accounts	$5	$2
Due in one year or less	53,482	82,983
Due after one year through two years	12,887	12,136
Due after two years through three years	11,285	10,584
Due after three years through four years	11,016	5,980
Due after four years through five years	4,741	8,228
Thereafter	5,519	3,308
Total par value	$98,935	$123,221

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

ADVANCE CONCENTRATIONS

The Bank’s advances are primarily concentrated in commercial banks and insurance companies. The following table summarizes advances outstanding to members exceeding 10 percent of total advances outstanding at September 30, 2024 (dollars in millions):

	Amount	% of Total Advances
Athene Annuity and Life Company[1]	$12,381	13%
1    Excludes $0.6 billion of advances with Athene Annuity & Life Assurance Company, an affiliate of Athene Annuity and Life Company.

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates advances for credit losses on a quarterly basis. At September 30, 2024 and December 31, 2023, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. The Bank considers an advance past due if a default of contractual principal or interest exists for a period of 30 days or more. In addition, there were no modifications related to advances resulting from a borrower experiencing financial difficulties during the nine months ended September 30, 2024 and 2023.

The Bank has never experienced a credit loss on its advances. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on its advances at September 30, 2024 and December 31, 2023. For additional information on the Bank’s allowance methodology, including eligible collateral types, see “Item 8. Financial Statements and Supplementary Data — Note 5 — Advances” in the 2023 Form 10-K.

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

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	September 30, 2024	December 31, 2023
Fixed rate, long-term[1] single-family mortgage loans	$10,437	$8,939
Fixed rate, medium-term[2] single-family mortgage loans	876	945
Total unpaid principal balance	11,313	9,884
Premiums	126	113
Discounts	(29)	(11)
Basis adjustments from mortgage loan purchase commitments	(8)	(13)
Total mortgage loans held for portfolio[3]	11,402	9,973
Allowance for credit losses	(4)	(6)
Total mortgage loans held for portfolio, net	$11,398	$9,967
1    Long-term is defined as an original term of greater than 15 years and up to 30 years.
2    Medium-term is defined as an original term of 15 years or less.
3    Excludes accrued interest receivable of $72 million and $58 million at September 30, 2024 and December 31, 2023.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	September 30, 2024	December 31, 2023
Conventional mortgage loans	$10,942	$9,506
Government-insured mortgage loans	371	378
Total unpaid principal balance	$11,313	$9,884

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

The following tables present the payment status for conventional mortgage loans (dollars in millions):

	September 30, 2024
	Origination Year
	Prior to 2020	2020 to 2024	Total
Past due 30 - 59 days	$26	$32	$58
Past due 60 - 89 days	7	7	14
Past due 90 - 179 days	6	5	11
Past due 180 days or more	3	4	7
Total past due mortgage loans	42	48	90
Total current mortgage loans	2,430	8,505	10,935
Total amortized cost of mortgage loans[1]	$2,472	$8,553	$11,025

	December 31, 2023
	Origination Year
	Prior to 2019	2019 to 2023	Total
Past due 30 - 59 days	$20	$30	$50
Past due 60 - 89 days	6	6	12
Past due 90 - 179 days	5	7	12
Past due 180 days or more	4	1	5
Total past due mortgage loans	35	44	79
Total current mortgage loans	1,752	7,758	9,510
Total amortized cost of mortgage loans[1]	$1,787	$7,802	$9,589
1    Amortized cost represents the unpaid principal balance adjusted for unamortized premiums, discounts, price adjustment fees, basis adjustments, and direct write-downs. Amortized cost excludes accrued interest receivable.

The following tables present other delinquency statistics for mortgage loans (dollars in millions):

	September 30, 2024
Amortized Cost	Conventional	Government-Insured	Total
In process of foreclosure[1]	$4	$1	$5
Serious delinquency rate[2]	—%	1%	—%
Past due 90 days or more and still accruing interest[3]	$—	$5	$5
Non-accrual mortgage loans[4]	$47	$—	$47

	December 31, 2023
Amortized Cost	Conventional	Government- Insured	Total
In process of foreclosure[1]	$2	$1	$3
Serious delinquency rate[2]	—%	1%	—%
Past due 90 days or more and still accruing interest[3]	$—	$5	$5
Non-accrual mortgage loans[4]	$40	$—	$40
1    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.
2    Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total mortgage loans. Serious delinquency rate on conventional loans was less than one percent at both September 30, 2024 and December 31, 2023.
3    Represents government-insured mortgage loans that are 90 days or more past due.
4    Represents conventional mortgage loans that are 90 days or more past due or for which the collection of interest or principal is doubtful. At September 30, 2024 and December 31, 2023, $26 million and $24 million of conventional mortgage loans on non-accrual status were evaluated individually and did not have a related allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral was greater than the amortized cost of the loans.

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates mortgage loans for credit losses on a quarterly basis. At September 30, 2024 and December 31, 2023, the Bank’s allowance for credit losses on conventional mortgage loans was $4 million and $6 million. The Bank recorded no credit losses on its government-insured mortgage loans at September 30, 2024 and December 31, 2023. For additional information on the Bank’s allowance methodology, refer to “Item 8. Financial Statements and Supplementary Data — Note 6 — Mortgage Loans Held for Portfolio” in the 2023 Form 10-K.

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	September 30, 2024			December 31, 2023
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$102,516	$396	$50	$112,954	$290	$98
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	52,934	8	7	53,050	1	2
Forward settlement agreements	216	1	—	115	—	1
Mortgage loan purchase commitments	213	—	1	112	1	—
Total derivatives not designated as hedging instruments	53,363	9	8	53,277	2	3
Total derivatives before netting and collateral adjustments	$155,879	405	58	$166,231	292	101
Netting adjustments and cash collateral[1]		1,032	(52)		975	(94)
Total derivative assets and derivative liabilities		$1,437	$6		$1,267	$7
1     Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral, including accrued interest, held or placed with the same clearing agent and/or counterparty. At both September 30, 2024 and December 31, 2023, cash collateral, including accrued interest, posted by the Bank was $1.3 billion. At September 30, 2024 and December 31, 2023, the Bank held cash collateral, including accrued interest, from clearing agents or counterparties of $221 million and $197 million.

The following tables summarize the net gains (losses) on qualifying and discontinued fair value hedging relationships recorded in net interest income, including the net interest settlements on derivatives, as well as total income (expense) by hedged product recorded on the Statements of Income (dollars in millions):

	For the Three Months Ended September 30, 2024
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,476	$394	$(1,137)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(830)	$(637)	$172
Hedged items[3]	1,070	745	(225)
Net gains (losses) on fair value hedging relationships	$240	$108	$(53)

	For the Three Months Ended September 30, 2023
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,740	$308	$(1,517)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$431	$651	$(65)
Hedged items[3]	(182)	(567)	(12)
Net gains (losses) on fair value hedging relationships	$249	$84	$(77)

	For the Nine Months Ended September 30, 2024
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$4,708	$1,144	$(3,749)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(11)	$2	$(29)
Hedged items[3]	697	290	(138)
Net gains (losses) on fair value hedging relationships	$686	$292	$(167)

	For the Nine Months Ended September 30, 2023
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$4,742	$826	$(3,864)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$1,035	$873	$(200)
Hedged items[3]	(448)	(623)	(5)
Net gains (losses) on fair value hedging relationships	$587	$250	$(205)
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
3    Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	September 30, 2024
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$57,895	$17,294	$27,179
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$38	$(110)	$114
Basis adjustments for discontinued hedging relationships included in amortized cost	(37)	(27)	(1)
Total amount of fair value hedging adjustments	$1	$(137)	$113

	December 31, 2023
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$43,584	$16,749	$51,393
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(645)	$(395)	$(17)
Basis adjustments for discontinued hedging relationships included in amortized cost	(52)	(32)	(8)
Total amount of fair value hedging adjustments	$(697)	$(427)	$(25)
1    Represents the portion of amortized cost designated as a hedged item in an active or discontinued fair value hedging relationship. Amortized cost includes fair value hedging adjustments.

The following table summarizes the components of “Net gains (losses) on derivatives” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$22	$24	$—	$78
Forward settlement agreements	(5)	3	(4)	5
Mortgage loan purchase commitments	5	(3)	3	(6)
Net interest settlements	(25)	(7)	(59)	(55)
Total net gains (losses) related to derivatives not designated as hedging instruments	(3)	17	(60)	22
Price alignment amount[1]	1	(9)	2	(21)
Net gains (losses) on derivatives	$(2)	$8	$(58)	$1
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

Uncleared derivative transactions executed on or after September 1, 2022 are subject to two-way initial margin requirements as mandated by the Dodd-Frank Act, if the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of September 30, 2024, the Bank was not required to post initial margin on its uncleared derivative transactions in accordance with the noted regulations.

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

Each clearinghouse determines initial margin requirements which are considered cash collateral. Generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at September 30, 2024. Variation margin requirements with each clearinghouse are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	September 30, 2024
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$244	$(243)	$—	$1
Cleared derivatives	161	1,275	—	1,436
Total	$405	$1,032	$—	$1,437
Derivative Liabilities
Uncleared derivatives	$38	$(33)	$1	$6
Cleared derivatives	19	(19)	—	—
Total	$57	$(52)	$1	$6

	December 31, 2023
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Uncleared derivatives	$248	$(245)	$1	$4
Cleared derivatives	43	1,220	—	1,263
Total	$291	$975	$1	$1,267
Derivative Liabilities
Uncleared derivatives	$95	$(88)	$—	$7
Cleared derivatives	6	(6)	—	—
Total	$101	$(94)	$—	$7
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

    Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At September 30, 2024 and December 31, 2023, the total par value of outstanding consolidated obligations of the FHLBanks was $1,172.8 billion and $1,204.3 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	September 30, 2024		December 31, 2023
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$60,184	4.81%	$55,288	5.15%
Discounts and concessions[1]	(767)		(736)
Fair value option adjustments	48		(15)
Total	$59,465		$54,537
1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	September 30, 2024		December 31, 2023
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$47,858	4.82%	$63,887	5.10%
Due after one year through two years	27,052	4.87	39,323	5.38
Due after two years through three years	2,981	3.78	4,159	4.00
Due after three years through four years	2,831	4.04	1,416	3.28
Due after four years through five years	3,147	4.25	2,507	4.19
Thereafter	7,082	3.88	5,671	3.14
Total par value	90,951	4.68%	116,963	5.02%
Premiums	29		52
Discounts and concessions[1]	(26)		(29)
Fair value hedging adjustments	113		(25)
Total	$91,067		$116,961
1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	September 30, 2024	December 31, 2023
Non-callable or non-putable	$63,270	$77,731
Callable	27,681	39,232
Total par value	$90,951	$116,963

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

Year of Contractual Maturity or Next Call Date	September 30, 2024	December 31, 2023
Due in one year or less	$65,991	$76,142
Due after one year through two years	19,053	33,413
Due after two years through three years	2,129	3,479
Due after three years through four years	1,805	880
Due after four years through five years	1,085	1,819
Thereafter	888	1,230
Total par value	$90,951	$116,963

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

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At September 30, 2024 and December 31, 2023, the Bank had no excess capital stock outstanding.

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

The following table summarizes changes in MRCS (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$10	$13	$12	$15
Capital stock reclassified to (from) MRCS, net	—	1	—	1
Net payments for repurchases/redemptions of MRCS	(1)	(2)	(3)	(4)
Balance, end of period	$9	$12	$9	$12

The following table summarizes the Bank’s MRCS by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	September 30, 2024	December 31, 2023
Due after one year through two years	$5	$—
Due after two years through three years	—	6
Past contractual redemption date due to outstanding activity with the Bank	4	6
Total	$9	$12
1    At the Bank’s election, MRCS may be redeemed prior to the expiration of the five year redemption period that commences on the date of the notice of redemption.

RESTRICTED RETAINED EARNINGS

The Bank entered into a JCE Agreement with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of its average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends. At September 30, 2024 and December 31, 2023, the Bank’s restricted retained earnings account totaled $1.0 billion and $0.9 billion.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in AOCI (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 3)	Pension and postretirement benefits	Total AOCI
Balance, June 30, 2023	$(104)	$(3)	$(107)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(100)	—	(100)
Net actuarial gains (losses)	—	1	1
Net current period other comprehensive income (loss)	(100)	1	(99)
Balance, September 30, 2023	$(204)	$(2)	$(206)

Balance, June 30, 2024	$21	$(2)	$19
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(49)	—	(49)
Net current period other comprehensive income (loss)	(49)	—	(49)
Balance, September 30, 2024	$(28)	$(2)	$(30)

Balance, December 31, 2022	$(114)	$(3)	$(117)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(90)	—	(90)
Net actuarial gains (losses)	—	1	1
Net current period other comprehensive income (loss)	(90)	1	(89)
Balance, September 30, 2023	$(204)	$(2)	$(206)

Balance, December 31, 2023	$(178)	$(2)	$(180)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	150	—	150
Net current period other comprehensive income (loss)	150	—	150
Balance, September 30, 2024	$(28)	$(2)	$(30)

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

•Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at September 30, 2024 and December 31, 2023.

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

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	September 30, 2024		December 31, 2023
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$1,533	$9,323	$1,641	$10,023
Regulatory capital	$6,479	$9,323	$7,376	$10,023
Leverage capital	$8,099	$13,986	$9,220	$15,034
Capital-to-assets ratio	4.00%	5.76%	4.00%	5.44%
Capital stock-to-assets ratio	2.00%	3.44%	2.00%	3.59%
Leverage ratio	5.00%	8.63%	5.00%	8.15%

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. The Bank had no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2024 and 2023.

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

	September 30, 2024
		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$36	$36	$—	$—	$—	$36
Interest-bearing deposits	3,781	—	3,781	—	—	3,781
Securities purchased under agreements to resell	8,200	—	8,200	—	—	8,200
Federal funds sold	8,120	—	8,120	—	—	8,120
Trading securities	4,131	—	4,131	—	—	4,131
Available-for-sale securities	24,634	—	24,634	—	—	24,634
Held-to-maturity securities	783	—	786	2	—	788
Advances	98,923	—	98,993	—	—	98,993
Mortgage loans held for portfolio, net	11,398	—	10,604	33	—	10,637
Accrued interest receivable	400	—	400	—	—	400
Derivative assets, net	1,437	—	405	—	1,032	1,437
Other assets	44	44	—	—	—	44
Liabilities
Deposits	(1,042)	—	(1,042)	—	—	(1,042)
Consolidated obligations
Discount notes	(59,465)	—	(59,470)	—	—	(59,470)
Bonds	(91,067)	—	(90,526)	—	—	(90,526)
Total consolidated obligations	(150,532)	—	(149,996)	—	—	(149,996)
MRCS	(9)	(9)	—	—	—	(9)
Accrued interest payable	(775)	—	(775)	—	—	(775)
Derivative liabilities, net	(6)	—	(58)	—	52	(6)
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

SUMMARY OF VALUATION TECHNIQUES AND PRIMARY INPUTS
The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or non-recurring basis on the Statements of Condition are disclosed in “Item 8. Financial Statements and Supplementary Data — Note 13 — Fair Value” in the 2023 Form 10-K. There have been no significant changes in the valuation methodologies during the nine months ended September 30, 2024.

FAIR VALUE ON A RECURRING AND NON-RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	September 30, 2024
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Recurring fair value measurements
Assets
Trading securities
U.S. Treasury obligations	$—	$3,913	$—	$—	$3,913
Other U.S. obligations	—	61	—	—	61
GSE and TVA obligations	—	49	—	—	49
Other non-MBS	—	108	—	—	108
Total trading securities	—	4,131	—	—	4,131
Available-for-sale securities
Other U.S. obligations	—	166	—	—	166
GSE and TVA obligations	—	329	—	—	329
State or local housing agency obligations	—	524	—	—	524
Other non-MBS	—	48	—	—	48
U.S. obligations single-family MBS	—	4,716	—	—	4,716
GSE single-family MBS	—	204	—	—	204
GSE multifamily MBS	—	18,647	—	—	18,647
Total available-for-sale securities	—	24,634	—	—	24,634
Derivative assets, net
Interest-rate related	—	404	—	1,032	1,436
Forward settlement agreements	—	1	—	—	1
Total derivative assets, net	—	405	—	1,032	1,437
Other assets	44	—	—	—	44
Total recurring assets at fair value	$44	$29,170	$—	$1,032	$30,246
Liabilities
Discount notes[2]	$—	$(50,341)	$—	$—	$(50,341)
Derivative liabilities, net
Interest-rate related	—	(57)	—	52	(5)
Mortgage loan purchase commitments	—	(1)	—	—	(1)
Total derivative liabilities, net	—	(58)	—	52	(6)
Total recurring liabilities at fair value	$—	$(50,399)	$—	$52	$(50,347)

Non-recurring fair value measurements
Assets
Impaired mortgage loans held for portfolio[3]	$—	$—	$4	$—	$4
Total non-recurring assets at fair value	$—	$—	$4	$—	$4
1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.
2    Represents financial instruments recorded under the fair value option.
3    These assets are subject to fair value adjustments in certain circumstances. The fair value information presented is as of the date the fair value adjustment was recorded during the nine months ended September 30, 2024.

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	December 31, 2023
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Recurring fair value measurements
Assets
Trading securities
U.S. Treasury obligations	$—	$2,925	$—	$—	$2,925
Other U.S. obligations	—	68	—	—	68
GSE and TVA obligations	—	49	—	—	49
Other non-MBS	—	110	—	—	110
Total trading securities	—	3,152	—	—	3,152
Available-for-sale securities
Other U.S. obligations	—	328	—	—	328
GSE and TVA obligations	—	344	—	—	344
State or local housing agency obligations	—	458	—	—	458
Other non-MBS	—	160	—	—	160
U.S. obligations single-family MBS	—	4,398	—	—	4,398
GSE single-family MBS	—	180	—	—	180
GSE multifamily MBS	—	17,955	—	—	17,955
Total available-for-sale securities	—	23,823	—	—	23,823
Derivative assets, net
Interest-rate related	—	291	—	975	1,266
Mortgage loan purchase commitments	—	1	—	—	1
Total derivative assets, net	—	292	—	975	1,267
Other assets	39	—	—	—	39
Total recurring assets at fair value	$39	$27,267	$—	$975	$28,281
Liabilities
Discount notes[2]	$—	$(47,442)	$—	$—	$(47,442)
Derivative liabilities, net
Interest-rate related	—	(100)	—	94	(6)
Forward settlement agreements (TBAs)	—	(1)	—	—	(1)
Total derivative liabilities, net	—	(101)	—	94	(7)
Total recurring liabilities at fair value	$—	$(47,543)	$—	$94	$(47,449)

Non-recurring fair value measurements
Assets
Impaired mortgage loans held for portfolio[3]	$—	$—	$1	$—	$1
Total non-recurring assets at fair value	$—	$—	$1	$—	$1
1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.
2    Represents financial instruments recorded under the fair value option.
3    These assets are subject to fair value adjustments in certain circumstances. The fair value information presented is as of the date the fair value adjustment was recorded during the year ended December 31, 2023.

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

For the three and nine months ended September 30, 2024, net losses on financial instruments held under fair value option (i.e., discount notes) were $110 million and $63 million compared to net losses of $9 million and $70 million for the same periods in 2023, and the Bank determined no credit risk adjustments for nonperformance were necessary. In determining that no credit risk adjustments were necessary, the Bank considered the following factors:

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

The following tables summarize the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected (dollars in millions):

	September 30, 2024
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$50,969	$50,341	$(628)

	December 31, 2023
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$48,164	$47,442	$(722)

Note 10 — Commitments and Contingencies

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	September 30, 2024			December 31, 2023
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1,2]	$18,097	$105	$18,202	$9,396
Standby bond purchase agreements[2]	75	922	997	852
Commitments to purchase mortgage loans	213	—	213	112
Commitment to issue bonds[3]	2,335	—	2,335	47
Commitments to issue discount notes[3]	379	—	379	551
Commitments to fund advances[2,4]	425	—	425	2,163
1    Excludes commitments to issue standby letters of credit, when applicable. At both September 30, 2024 and December 31, 2023, the Bank had no commitments to issue standby letters of credit.
2    The Bank has deemed it unnecessary to record any liability for credit losses on these agreements at September 30, 2024 and December 31, 2023, based on its credit extension and collateral policies.
3    The Bank enters into commitments to issue consolidated obligations in the normal course of its business, that generally settle within 30 calendar days.
4    The Bank enters into commitments to fund additional advances up to 24 months in the future.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The maturities of standby letters of credit outstanding at September 30, 2024 are currently no later than 2038. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” on the Statements of Condition and amounted to $8 million and $4 million at September 30, 2024 and December 31, 2023.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing finance agencies within its district pursuant to which, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the bonds until the designated marketing agent can find a suitable investor or the state housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. At September 30, 2024, the Bank had standby bond purchase agreements with seven state housing finance agencies. The maturities of standby bond purchase agreements outstanding at September 30, 2024 are currently no later than 2029. During the nine months ended September 30, 2024 and 2023, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at September 30, 2024 and December 31, 2023 is reported in “Note 6 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At September 30, 2024 and December 31, 2023, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was $1,021.7 billion and $1,032.1 billion.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a FLA. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $190 million and $178 million at September 30, 2024 and December 31, 2023.
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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	September 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Advances	$627	1	$739	1
Mortgage loans	169	2	124	1
Deposits	7	1	8	1
Capital stock	48	1	50	1

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of total capital stock outstanding (including MRCS). At September 30, 2024, there were no stockholders owning 10 percent or more of total capital stock outstanding. At December 31, 2023, the Bank had the following business concentrations with stockholders (dollars in millions):

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

Note 12 — Activities with Other FHLBanks

    Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the nine months ended September 30, 2024 and 2023 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2024
Boston	$—	$200	$(200)	$—
Chicago	—	5	(5)	—
	$—	$205	$(205)	$—

2023
Chicago	$—	$2,005	$(2,005)	$—
New York	—	500	(500)	—
San Francisco	—	2,655	(2,355)	300
	$—	$5,160	$(4,860)	$300

The following table summarizes borrowing activity from other FHLBanks during the nine months ended September 30, 2024 and 2023 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2024
Chicago	$—	$2,000	$(2,000)	$—
Cincinnati	—	500	(500)	—
	$—	$2,500	$(2,500)	$—

2023
Boston	$—	$200	$(200)	$—
Cincinnati	—	750	(750)	—
San Francisco	—	500	(500)	—
Topeka	—	565	(565)	—
	$—	$2,015	$(2,015)	$—

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

•changes in the relative attractiveness of consolidated obligations due to actual or perceived changes in the FHLBanks’ credit ratings or ratings outlook as well as the U.S. Government’s long-term credit rating or rating outlook;

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

Affordable Housing and Community Impact
Our housing and community development programs are central to our mission by providing reliable liquidity and funding to help our members build strong communities and support their affordable housing needs. We contribute 10 percent of our net income each year to our AHP, an annual grant program that supports the creation, preservation, or purchase of affordable housing. This program includes a competitive AHP and two down payment products called Home$tart and the Native American Homeownership Initiative. During the third quarter of 2024, we accrued AHP assessments of $23 million and disbursed $13 million of AHP funds through this program. We recorded an additional $4 million voluntary AHP contribution during the third quarter of 2024.

In addition to our AHP, we offer our members other voluntary programs to further our housing mission and provide more support for affordable housing initiatives. During the third quarter of 2024, we authorized $4 million through Mortgage Rate Relief, in addition to the $25 million previously announced, to provide a total of approximately $29 million in subsidy to those seeking affordable homeownership. Mortgage Rate Relief is designed to make homeownership attainable for borrowers at or below 80 percent of the area median income, by providing them an interest rate that is approximately two percentage points lower than the current market rate. During the third quarter of 2024, we funded $210 million of loans under this program and recorded $20 million in subsidy expense. During the third quarter of 2024, we launched a new program, the Habitat for Humanity® Advance Rate Discount. This program provides up to $100 million in zero percent advances to members that originate or purchase mortgage loans from a Habitat for Humanity® affiliate. During the third quarter of 2024, we originated $70 million of zero percent advances and recorded $16 million in subsidy expense.

Financial Results
Our financial condition and results of operations are influenced by global and national economies, local economies within our district, and the conditions in the financial, housing, and credit markets, all of which impact the interest rate environment. The interest rate environment significantly impacts our profitability. In response to higher inflation, the FOMC raised the target range for the federal funds rate throughout 2023, which led to higher interest rates on average during 2024 when compared to the same period last year that affected our net interest income. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Conditions in the Financial Markets” for additional discussion on economic conditions, including interest rates, impacting our financial results.
For the three and nine months ended September 30, 2024, we recorded net income of $204 million and $708 million compared to $265 million and $706 million for the same periods in 2023.

Net interest income decreased $13 million during the three months ended September 30, 2024 when compared to the same period last year. The decline during the three months ended September 30, 2024 was primarily due to lower average advance balances, which also reduced earnings on invested capital. The decline was offset in part by improved asset-liability spreads on our investments, driven by higher-yielding MBS purchases.

Net interest income during the nine months ended September 30, 2024 increased $36 million when compared to the same period last year primarily due to higher asset-liability spread resulting largely from higher-yielding MBS purchases and increased longer-term advances, as well as higher short-term interest rates, which improved earnings on invested capital. The increase was partially offset by lower average advance balances.

Other income (loss) declined $17 million and improved by $10 million during the three and nine months ended September 30, 2024 when compared to the same periods last year. The decline in other income (loss) during the three months ended September 30, 2024 was primarily due to the net changes in fair value on our trading securities, fair value option instruments, and economic derivatives. During the nine months ended September 30, 2024, the improvement in other (income) loss was driven by net gains recorded on litigation settlements and increased fees on standby letters of credit. The increase was offset in part by the net changes in fair value on our trading securities, fair value option instruments, and economic derivatives.

Other expense increased $38 million and $47 million during the three and nine months ended September 30, 2024 when compared to the same periods last year. The increase during the three and nine months ended September 30, 2024 was primarily driven by an increase in voluntary community and housing contributions of $35 million and $32 million when compared to the same periods in 2023. Additionally, the increase during the nine months ended September 30, 2024 was driven by higher contract labor and consultant costs.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional discussion on our results of operations.

Our total assets decreased to $162.0 billion at September 30, 2024, from $184.4 billion at December 31, 2023, driven primarily by a decline in advances. Advances decreased $23.6 billion mainly due to a decline in borrowings by large depository institution members, offset in part by an increase in borrowings by insurance companies.

Total capital decreased to $9.3 billion at September 30, 2024 from $9.8 billion at December 31, 2023. Our regulatory capital ratio increased to 5.76 percent at September 30, 2024, from 5.44 percent at December 31, 2023, and remained above the required regulatory limit at each period end. Regulatory capital includes capital stock, MRCS, and retained earnings.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Throughout 2023, the FOMC raised the target range for the federal funds rate. Recent indicators suggest that economic activity has continued to expand. Job gains have slowed, and the unemployment rate has remained low. Inflation remains somewhat elevated. At its September 2024 meeting, in light of the progress on inflation and the balance of risks, the FOMC decided to lower the target range for the federal funds rate by 0.50 percent to 4.75 to 5.00 percent. Further, in its November 2024 meeting, the FOMC reduced the target range for the federal funds rate by an additional 0.25 percent to 4.50 to 4.75 percent, stating that it will carefully assess incoming data, the evolving outlook, and the balance of risks. In addition, the FOMC stated that it will continue reducing its holdings of Treasury securities, agency debt, and agency MBS.

The following table shows information on key market interest rates1:

	3-Month Average		9-Month Average		Period End
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	September 30, 2024	December 31, 2023
Federal funds	5.27%	5.26%	5.31%	4.93%	4.83%	5.33%
SOFR	5.28	5.24	5.30	4.90	4.96	5.38
2-year U.S. Treasury	4.05	4.92	4.45	4.51	3.66	4.23
10-year U.S. Treasury	3.96	4.15	4.19	3.80	3.81	3.88
30-year residential mortgage note	6.54	7.05	6.76	6.64	6.08	6.42
1    Source: Bloomberg.

Mortgage Markets

During 2024, mortgage rates were higher, on average, when compared to the same period last year; however, they began to decline in the third quarter of 2024 and decreased from the prior year-end. The primary driver of activity within the mortgage markets was home purchases during 2024 as mortgage rates remained elevated. New home sales increased; however, existing home sales declined relative to the prior year. Home prices have increased in 2024 and prepayment activity increased relative to the same period last year.

SELECTED FINANCIAL DATA

    The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Cash and due from banks	$36	$35	$32	$31	$84
Investments[1]	49,649	47,415	53,018	49,828	56,667
Advances	98,923	104,784	110,976	122,530	122,258
Mortgage loans held for portfolio, net[2]	11,398	10,810	10,351	9,967	9,546
Total assets	161,979	164,821	176,269	184,406	190,668
Consolidated obligations
Discount notes	59,465	63,786	63,358	54,537	64,315
Bonds	91,067	89,045	100,687	116,961	113,766
Total consolidated obligations[3]	150,532	152,831	164,045	171,498	178,081
Mandatorily redeemable capital stock	9	10	10	12	12
Total liabilities	152,695	155,258	166,560	174,575	181,058
Capital stock — Class B putable	5,892	6,185	6,442	6,873	6,811
Retained earnings	3,422	3,359	3,276	3,138	3,005
Accumulated other comprehensive income (loss)	(30)	19	(9)	(180)	(206)
Total capital	9,284	9,563	9,709	9,831	9,610
Regulatory capital ratio[4]	5.76	5.80	5.52	5.44	5.15

	For the Three Months Ended
Statements of Income	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Net interest income	$327	$319	$349	$347	$340
Provision (reversal) for credit losses on mortgage loans	—	(1)	(1)	—	—
Other income (loss)[5]	(14)	(9)	4	14	3
Voluntary community and housing contributions	40	9	—	30	5
All other expense[6]	46	46	50	47	43
AHP assessments	23	26	30	28	30
Net income	204	230	274	256	265
Selected Financial Ratios[7]
Net interest spread[8]	0.48%	0.45%	0.43%	0.45%	0.42%
Net interest margin[9]	0.77	0.75	0.74	0.74	0.74
Return on average equity (annualized)	8.40	9.57	11.36	10.36	11.31
Return on average capital stock (annualized)	13.31	14.68	16.42	14.81	15.65
Return on average assets (annualized)	0.47	0.53	0.57	0.53	0.56
Average equity to average assets	5.58	5.49	5.03	5.12	4.99
1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, AFS securities, and HTM securities.
2    Includes an allowance for credit losses of $4 million, $4 million, $5 million, $6 million, and $6 million at September 30, 2024, June 30, 2024, March 31, 2024, December 31, 2023, and September 30, 2023.
3    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $1,172.8 billion, $1,192.0 billion, $1,172.4 billion, $1,204.3 billion, and $1,229.9 billion at September 30, 2024, June 30, 2024, March 31, 2024, December 31, 2023, and September 30, 2023.
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

RESULTS OF OPERATIONS

Net Interest Income
Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Three Months Ended September 30,
	2024			2023
	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[3]
Interest-earning assets
Interest-bearing deposits	$5,222	5.25%	$69	$4,382	5.26%	$58
Securities purchased under agreements to resell	8,544	5.41	116	9,816	5.33	132
Federal funds sold	12,708	5.35	172	14,860	5.34	200
MBS[4,5,6]	23,524	6.49	384	19,940	5.74	289
Other investments[4,5,6,7]	5,338	3.73	50	3,623	4.27	39
Advances[5,8]	102,813	5.71	1,476	120,336	5.74	1,740
Mortgage loans[9]	11,133	4.20	117	9,241	3.57	83
Loans to other FHLBanks	7	5.43	—	39	5.33	—
Total interest-earning assets	169,289	5.60	2,384	182,237	5.53	2,541
Non-interest-earning assets	3,781	—	—	3,848	—	—
Total assets	$173,070	5.48%	$2,384	$186,085	5.42%	$2,541
Interest-bearing liabilities
Deposits	$1,219	4.47%	$14	$1,150	4.50%	$13
Consolidated obligations
Discount notes[5]	70,697	5.10	905	51,954	5.12	671
Bonds[5]	87,910	5.14	1,137	117,889	5.11	1,517
Other interest-bearing liabilities[10]	21	7.51	1	34	6.29	—
Total interest-bearing liabilities	159,847	5.12	2,057	171,027	5.11	2,201
Non-interest-bearing liabilities	3,572	—	—	5,764	—	—
Total liabilities	163,419	5.01	2,057	176,791	4.94	2,201
Capital	9,651	—	—	9,294	—	—
Total liabilities and capital	$173,070	4.73%	$2,057	$186,085	4.69%	$2,201
Net interest income and spread[11]		0.48%	$327		0.42%	$340
Net interest margin[12]		0.77%			0.74%
Average interest-earning assets to interest-bearing liabilities		105.91%			106.55%
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
6    Interest income on investment securities includes prepayment fees, net of related amortization, of $6 million and less than $1 million for the three months ended September 30, 2024 and 2023.
7    Other investments primarily include U.S. Treasury obligations, other U.S. obligations, GSE and TVA obligations, state or local housing agency obligations, and taxable municipal bonds.
8    Interest income on advances includes prepayment fees, net of related amortization, of less than $1 million and $25 million for the three months ended September 30, 2024 and 2023.
9    Non-accrual loans are included in the average balance used to determine the average yield.
10    Other interest-bearing liabilities consist primarily of MRCS and/or borrowings from other FHLBanks.
11    Represents annualized yield on total interest-earning assets minus annualized yield on total interest-bearing liabilities.
12    Represents net interest income expressed as a percentage of average interest-earning assets.

	For the Nine Months Ended September 30,
	2024			2023
	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[3]
Interest-earning assets
Interest-bearing deposits	$5,230	5.34%	$209	$4,038	4.87%	$147
Securities purchased under agreements to resell	10,512	5.43	427	10,501	5.01	394
Federal funds sold	12,373	5.39	500	15,967	4.99	596
Mortgage-backed securities,4,5,6	23,543	6.29	1,108	18,036	5.69	767
Other investments[4,5,6,7]	4,845	3.85	140	4,315	3.65	118
Advances[5,8]	109,670	5.73	4,708	119,137	5.32	4,742
Mortgage loans[9]	10,629	4.10	326	8,764	3.45	226
Loans to other FHLBanks	2	5.44	—	29	5.07	1
Total interest-earning assets	176,804	5.60	7,418	180,787	5.17	6,991
Non-interest-earning assets	3,907	—	—	3,351	—	—
Total assets	$180,711	5.48%	$7,418	$184,138	5.08%	$6,991
Interest-bearing liabilities
Deposits	$1,250	4.52%	$42	$1,104	4.11%	$34
Consolidated obligations
Discount notes[5]	68,189	5.15	2,630	61,522	4.64	2,133
Bonds[5]	97,138	5.15	3,749	107,243	4.82	3,864
Other interest-bearing liabilities[10]	34	6.70	2	24	6.81	1
Total interest-bearing liabilities	166,611	5.15	6,423	169,893	4.75	6,032
Non-interest-bearing liabilities	4,421	—	—	5,064	—	—
Total liabilities	171,032	5.02	6,423	174,957	4.61	6,032
Capital	9,679	—	—	9,181	—	—
Total liabilities and capital	$180,711	4.75%	$6,423	$184,138	4.38%	$6,032
Net interest income and spread[11]		0.45%	$995		0.42%	$959
Net interest margin[12]		0.75%			0.71%
Average interest-earning assets to interest-bearing liabilities		106.12%			106.41%
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
6    Interest income on investment securities includes prepayment fees, net of related amortization, of $6 million and $10 million for the nine months ended September 30, 2024 and 2023.
7    Other investments primarily include U.S. Treasury obligations, other U.S. obligations, GSE and TVA obligations, state or local housing agency obligations, and taxable municipal bonds.
8    Interest income on advances includes prepayment fees, net of related amortization, of ($1) million and $24 million for the nine months ended September 30, 2024 and 2023.
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

	Three Months Ended			Nine Months Ended
	September 30, 2024 vs. September 30, 2023			September 30, 2024 vs. September 30, 2023
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$11	$—	$11	$47	$15	$62
Securities purchased under agreements to resell	(18)	2	(16)	—	33	33
Federal funds sold	(28)	—	(28)	(141)	45	(96)
MBS	55	40	95	253	88	341
Other investments	16	(5)	11	15	7	22
Advances	(255)	(9)	(264)	(389)	355	(34)
Mortgage loans	18	16	34	53	47	100
Loans to other FHLBanks	—	—	—	(1)	—	(1)
Total interest income	(201)	44	(157)	(163)	590	427
Interest expense
Deposits	1	—	1	5	3	8
Consolidated obligations
Discount notes	237	(3)	234	247	250	497
Bonds	(389)	9	(380)	(373)	258	(115)
Other interest-bearing liabilities	1	—	1	1	—	1
Total interest expense	(150)	6	(144)	(120)	511	391
Net interest income	$(51)	$38	$(13)	$(43)	$79	$36

Net interest spread represents the annualized yield on total interest-earning assets minus the annualized cost of total interest-bearing liabilities. Our net interest spread increased during the three and nine months ended September 30, 2024 when compared to the same periods in 2023 driven primarily by higher-yielding MBS purchases and improvements in market value adjustments on fair value hedge relationships, offset in part by lower net advance prepayment fees. Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. Our net interest margin increased during the three and nine months ended September 30, 2024 when compared to the same periods in 2023 due primarily to higher net interest spread. Our net interest margin during the nine months ended September 30, 2024 was also impacted by increased earnings on invested capital driven by higher short-term interest rates. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Financial Results” for additional discussion on our net interest income.

Other Income (Loss)

    The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net gains (losses) on trading securities	$87	$—	$70	$23
Net gains (losses) on financial instruments held under fair value option	(110)	(9)	(63)	(70)
Net gains (losses) on derivatives	(2)	8	(58)	1
Net gains (losses) on extinguishment of debt	—	—	—	2
Other, net	11	4	32	15
Total other income (loss)	$(14)	$3	$(19)	$(29)

Other income (loss) declined $17 million and improved by $10 million during the three and nine months ended September 30, 2024 when compared to the same periods in 2023. We utilize economic derivatives to hedge certain instruments held at fair value that do not qualify for fair value hedge accounting in an effort to manage potential income statement volatility. As a result, we review the related gains (losses) on these items on a net basis. During the three months ended September 30, 2024, we recorded net combined losses of $25 million on our trading securities, fair value option instruments, and the related economic derivatives, including the related interest settlements, compared to net combined losses of $1 million for the same period in 2023. The net decrease was primarily driven by changes in interest rates and volumes of fair value option discount notes. The improvement in other income (loss) during the nine months ended September 30, 2024 was driven by net gains recorded on litigation settlements and increased fees on standby letters of credit. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our economic derivatives.

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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended September 30, 2024
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$9	$7	$2	$—	$(1)	$—	$17
Net gains (losses) on derivatives and hedged items	(1)	5	—	—	5	—	9
Price alignment amount on derivatives[2]	(6)	(4)	—	—	(2)	—	(12)
Net interest settlements on derivatives[3]	238	100	—	—	(55)	—	283
Total impact to net interest income	240	108	2	—	(53)	—	297
Other income (loss):
Net gains (losses) on derivatives[4]	—	(66)	—	62	—	—	(4)
Net gains (losses) on trading securities[5]	—	87	—	—	—	—	87
Net gains (losses) on financial instruments held under fair value option[5]	—	—	—	(110)	—	—	(110)
Price alignment amount on derivatives[2]	—	—	—	—	—	1	1
Total impact to other income (loss)	—	21	—	(48)	—	1	(26)
Total net effect of hedging activities[6]	$240	$129	$2	$(48)	$(53)	$1	$271

	For the Three Months Ended September 30, 2023
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$35	$6	$1	$—	$(5)	$—	$37
Net gains (losses) on derivatives and hedged items	—	(6)	—	—	(1)	—	(7)
Price alignment amount on derivatives[2]	(11)	(3)	—	—	(5)	—	(19)
Net interest settlements on derivatives[3]	225	87	—	—	(66)	—	246
Total impact to net interest income	249	84	1	—	(77)	—	257
Other income (loss):
Net gains (losses) on derivatives[4]	—	19	—	(2)	—	—	17
Net gains (losses) on trading securities[5]	—	—	—	—	—	—	—
Net gains (losses) on financial instruments held under fair value option[5]	—	—	—	(9)	—	—	(9)
Price alignment amount on derivatives[2]	—	—	—	—	—	(9)	(9)
Total impact to other income (loss)	—	19	—	(11)	—	(9)	(1)
Total net effect of hedging activities[6]	$249	$103	$1	$(11)	$(77)	$(9)	$256
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

	For the Nine Months Ended September 30, 2024
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$28	$11	$1	$—	$(7)	$—	$33
Net gains (losses) on derivatives and hedged items	(1)	2	—	—	20	—	21
Price alignment amount on derivatives[2]	(36)	(25)	—	—	(1)	—	(62)
Net interest settlements on derivatives[3]	695	304	—	—	(179)	—	820
Total impact to net interest income	686	292	1	—	(167)	—	812
Other income (loss):
Net gains (losses) on derivatives[3]	—	(8)	(1)	(51)	—	—	(60)
Net gains (losses) on trading securities[4]	—	70	—	—	—	—	70
Net gains (losses) on financial instruments held under fair value option[5]	—	—	—	(63)	—	—	(63)
Price alignment amount on derivatives[2]	—	—	—	—	—	2	2
Total impact to other income (loss)	—	62	(1)	(114)	—	2	(51)
Total net effect of hedging activities[6]	$686	$354	$—	$(114)	$(167)	$2	$761

	For the Nine Months Ended September 30, 2023
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$56	$21	$1	$—	$(11)	$—	$67
Net gains (losses) on derivatives and hedged items	(1)	36	—	—	(20)	—	15
Price alignment amount on derivatives[2]	(21)	(7)	—	—	(11)	—	(39)
Net interest settlements on derivatives[3]	553	200	—	—	(163)	—	590
Total impact to net interest income	587	250	1	—	(205)	—	633
Other income (loss):
Net gains (losses) on derivatives[3]	—	48	(1)	(25)	—	—	22
Net gains (losses) on trading securities[4]	—	23	—	—	—	—	23
Net gains (losses) on financial instruments held under fair value option[5]	—	—	—	(70)	—	—	(70)
Price alignment amount on derivatives[2]	—	—	—	—	—	(21)	(21)
Total impact to other income (loss)	—	71	(1)	(95)	—	(21)	(46)
Total net effect of hedging activities[6]	$587	$321	$—	$(95)	$(205)	$(21)	$587
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

NET GAINS (LOSSES) ON DERIVATIVES

We utilize economic derivatives to manage certain risks on our Statements of Condition. Gains and losses on economic derivatives include interest settlements. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates. During the three and nine months ended September 30, 2024, we recorded net losses of $4 million and $60 million on our economic derivatives, compared to net gains of $17 million and $22 million during the same periods last year. These changes were primarily driven by changes in the interest rate environment.

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Compensation and benefits	$18	$18	$58	$56
Contractual services	7	5	20	17
Professional fees	5	4	14	11
Other operating expenses	6	6	16	17
Total operating expenses	36	33	108	101
Federal Housing Finance Agency	3	3	10	8
Office of Finance	2	2	7	6
Voluntary community and housing contributions	40	5	49	17
Other, net	5	5	17	12
Total other expense	$86	$48	$191	$144

Other expense increased $38 million and $47 million during the three and nine months ended September 30, 2024 when compared to the same periods last year. The increase during the three and nine months ended September 30, 2024 was primarily due to an increase in voluntary community and housing contributions of $35 million and $32 million when compared to the same periods in 2023. Additionally, the increase during the nine months ended September 30, 2024 was driven by higher contract labor and consultant costs.

STATEMENTS OF CONDITION

Financial Highlights

    Our total assets decreased to $162.0 billion at September 30, 2024 from $184.4 billion at December 31, 2023. Our total liabilities decreased to $152.7 billion at September 30, 2024 from $174.6 billion at December 31, 2023. Total capital decreased to $9.3 billion at September 30, 2024 from $9.8 billion at December 31, 2023. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	September 30, 2024	December 31, 2023
Commercial banks	$43,918	$75,997
Savings institutions	1,863	1,359
Credit unions	13,715	13,458
Insurance companies	39,241	31,992
CDFIs	10	8
Total member advances	98,747	122,814
Housing associates	172	354
Non-member borrowers	16	53
Total par value	$98,935	$123,221

Our total advance par value decreased $24.3 billion or 20 percent at September 30, 2024 when compared to December 31, 2023, primarily due to a decline in borrowings by large depository institution members, offset in part by an increase in borrowings by insurance companies.

The following table summarizes our advances by interest rate payment terms (dollars in millions):

	September 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Fixed rate	$74,175	75	$71,502	58
Variable rate	13,294	14	18,795	15
Variable rate, callable[1]	10,293	10	31,655	26
Other[2]	1,168	1	1,267	1
Overdrawn demand deposit accounts	5	—	2	—
Total advance par value	98,935	100	123,221	100
Premiums	3		6
Discounts	(16)		—
Fair value hedging adjustments	1		(697)
Total	$98,923		$122,530
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

During the nine months ended September 30, 2024, the composition of our advance portfolio shifted to a higher concentration of fixed rate advances, primarily due to called longer-term variable rate advances. Fair value hedging adjustments changed $698 million at September 30, 2024 when compared to December 31, 2023, due primarily to the impact of interest rates on our cumulative fair value adjustments on advances in active hedge relationships.

At September 30, 2024 and December 31, 2023, advances outstanding to our top five borrowers totaled $30.9 billion and $55.0 billion, which represented 31 percent and 45 percent of our total advances outstanding. The following table summarizes our top five borrowers based on advances outstanding at September 30, 2024 (dollars in millions):

	Amount	% of Total Advances
Athene Annuity and Life Company[1]	$12,381	13
Wells Fargo Bank, N.A.	7,000	7
UBS Bank USA	4,101	4
Principal Life Insurance Company	3,950	4
Symetra Life Insurance Company	3,486	3
Total par value	$30,918	31
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

Mortgage Loans

    The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	September 30, 2024	December 31, 2023
Fixed rate conventional loans	$10,942	$9,506
Fixed rate government-insured loans	371	378
Total unpaid principal balance	11,313	9,884
Premiums	126	113
Discounts	(29)	(11)
Basis adjustments from mortgage loan purchase commitments	(8)	(13)
Total mortgage loans held for portfolio	11,402	9,973
Allowance for credit losses	(4)	(6)
Total mortgage loans held for portfolio, net	$11,398	$9,967

Our total mortgage loans increased $1.4 billion or 14 percent at September 30, 2024 when compared to December 31, 2023. The increase was primarily due to new loan purchases exceeding principal paydowns, driven in part by low prepayment activity as mortgage rates remain elevated.

We evaluate mortgage loans for credit losses on a quarterly basis. For additional discussion on our mortgage loan credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Loans.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	September 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$3,781	8	$3,481	7
Securities purchased under agreements to resell	8,200	17	11,400	23
Federal funds sold	8,120	16	7,120	14
Total short-term investments	20,101	41	22,001	44
Long-term investments[2]
MBS
GSE single-family	593	1	633	1
GSE multifamily	18,647	38	17,955	36
U.S. obligations single-family[3]	4,718	10	4,399	9
Private-label residential	2	—	3	—
Total MBS	23,960	49	22,990	46
Non-MBS
U.S. Treasury obligations[3]	3,913	8	2,925	6
Other U.S. obligations[3]	227	—	396	1
GSE and TVA obligations	738	1	757	1
State or local housing agency obligations	554	1	489	1
Other[4]	156	—	270	1
Total non-MBS	5,588	10	4,837	10
Total long-term investments	29,548	59	27,827	56
Total investments	$49,649	100	$49,828	100
1    Short-term investments have original maturities equal to or less than one year.
2    Long-term investments have original maturities of greater than one year.
3    Represents investment securities backed by the full faith and credit of the U.S. Government.
4    Consists primarily of taxable municipal bonds.

Our investments decreased $0.2 billion at September 30, 2024 when compared to December 31, 2023 due primarily to a decline in securities purchased under agreements to resell, partially offset by an increase in federal funds sold and the purchase of U.S. Treasury obligations and agency MBS. At September 30, 2024, we had no investments that were traded but not yet settled. At December 31, 2023, we had agency MBS with a total par value of $692 million that were traded but not yet settled. These investments were recorded as “available-for-sale” on our Statements of Condition with a corresponding payable recorded in “other liabilities.”

The Finance Agency limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 2.58 and 2.35 at September 30, 2024 and December 31, 2023.

We evaluate investments for credit losses on a quarterly basis. For additional discussion on our investment credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”

Consolidated Obligations

    Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At September 30, 2024 and December 31, 2023, the carrying value of consolidated obligations for which we are primarily liable totaled $150.5 billion and $171.5 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	September 30, 2024	December 31, 2023
Par value	$60,184	$55,288
Discounts and concession fees[1]	(767)	(736)
Fair value option valuation adjustments	48	(15)
Total	$59,465	$54,537
1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes increased $4.9 billion or nine percent at September 30, 2024 when compared to December 31, 2023. During the nine months ended September 30, 2024, we continued to utilize discount notes primarily to fund our short-term assets and/or meet our liquidity requirements. Fair value option adjustments changed $63 million at September 30, 2024 when compared to December 31, 2023, driven primarily by the interest rate environment.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	September 30, 2024	December 31, 2023
Par value	$90,951	$116,963
Premiums	29	52
Discounts and concession fees[1]	(26)	(29)
Fair value hedging adjustments	113	(25)
Total	$91,067	$116,961
1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds decreased $25.9 billion or 22 percent at September 30, 2024 when compared to December 31, 2023, driven by a reduction in total assets. Although the balance declined from the prior year-end, during the nine months ended September 30, 2024, we continued to utilize bonds in an effort to capture attractive funding and/or meet our liquidity requirements. Fair value hedging adjustments changed $138 million at September 30, 2024 when compared to December 31, 2023, driven primarily by volume and the interest rate environment.

For additional information on our consolidated obligations, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Capital

The following table summarizes information on our capital (dollars in millions):

	September 30, 2024	December 31, 2023
Capital stock	$5,892	$6,873
Retained earnings	3,422	3,138
Accumulated other comprehensive income (loss)	(30)	(180)
Total capital	$9,284	$9,831

Our capital decreased at September 30, 2024 when compared to December 31, 2023 due primarily to a decrease in activity-based capital stock resulting from a decrease in advance balances, offset in part by an increase in retained earnings. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for additional information on our capital.

Derivatives

    We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	September 30, 2024	December 31, 2023
Interest rate swaps
Non-callable	$144,456	$133,720
Callable by counterparty	10,994	32,284
Total interest rate swaps	155,450	166,004
Forward settlement agreements	216	115
Mortgage loan purchase commitments	213	112
Total notional amount	$155,879	$166,231

The notional amount of our derivative contracts decreased $10.4 billion or six percent at September 30, 2024 when compared to December 31, 2023. This was primarily due to a decrease in callable swaps on consolidated obligation bonds, offset in part by increased utilization of non-callable swaps to hedge our advances in an effort to manage our interest rate risk. For additional discussion regarding our use of derivatives, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the nine months ended September 30, 2024, proceeds from the issuance of bonds and discount notes were $35.5 billion and $1,352.2 billion compared to $106.0 billion and $1,328.2 billion for the same periods in 2023. During the nine months ended September 30, 2024, we increased our utilization of consolidated obligation discount notes relative to bonds in an effort to capture attractive funding and/or meet our liquidity requirements.

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of October 31, 2024, our consolidated obligations were rated AA+/A-1+ with a stable outlook by S&P and Aaa/P-1 with a negative outlook by Moody’s. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2023 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At September 30, 2024 and December 31, 2023, the total par value of outstanding consolidated obligations for which we are primarily liable was $151.1 billion and $172.2 billion. At September 30, 2024 and December 31, 2023, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was $1,021.7 billion and $1,032.1 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President and CEO or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of October 31, 2024, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

    We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the nine months ended September 30, 2024, repayments of consolidated obligations totaled $1,409.2 billion compared to $1,409.8 billion for the same period in 2023.

During the nine months ended September 30, 2024, advance disbursements (excluding daily renewals) totaled $311.4 billion compared to $485.1 billion for the same period in 2023. Advance disbursements vary from period to period depending on member needs and decreased during the nine months ended September 30, 2024 due primarily to decreased member utilization of short-term advances. During the nine months ended September 30, 2024, investment purchases (excluding overnight investments) totaled $5.5 billion compared to $9.3 billion for the same period in 2023, a decrease due primarily to fewer purchases of agency MBS in 2024.

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
Liquidity Guidance AB – This guidance requires us to maintain sufficient liquidity for a period of 10 to 30 calendar days. The base case scenario requires 20 days of positive daily cash balances and assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including large, highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. At September 30, 2024 and December 31, 2023, we were in compliance with this base case liquidity guidance.
The Liquidity Guidance AB also specifies appropriate funding gap limits to address the risks associated with an FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of total assets. The guidance provides recommended funding gap maximums of negative 15 percent at the three-month horizon and negative 30 percent at the one-year horizon. At September 30, 2024 and December 31, 2023, we adhered to these funding gap requirements.
Capital

CAPITAL REQUIREMENTS

    We are subject to certain regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operational risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as the amounts paid-in for Class B capital stock (including MRCS), and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including MRCS) and retained earnings. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At September 30, 2024 and December 31, 2023, we did not hold any nonpermanent capital. At September 30, 2024 and December 31, 2023, we were in compliance with all three of the Finance Agency’s regulatory capital requirements.

    In addition to the requirements previously discussed, the Capital Stock AB requires each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets. For purposes of the Capital Stock AB, capital stock includes MRCS. The capital stock to total assets ratio is measured on a daily average basis at month end. At September 30, 2024 and December 31, 2023, we were in compliance with the Capital Stock AB.

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

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	September 30, 2024	December 31, 2023
Commercial banks	$2,798	$4,172
Savings institutions	126	102
Credit unions	958	919
Insurance companies	2,009	1,679
CDFIs	1	1
Total GAAP capital stock	5,892	6,873
MRCS	9	12
Total regulatory capital stock	$5,901	$6,885

The decrease in regulatory capital stock held at September 30, 2024 when compared to December 31, 2023 was due primarily to a decrease in activity-based capital stock resulting from a decline in advance balances. For additional information on our capital stock, refer to “Item 1. Financial Statements — Note 8 — Capital.”

Retained Earnings
Our risk management policies outline a targeted level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this targeted level and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve this level of retained earnings. At September 30, 2024 and December 31, 2023, our actual retained earnings exceeded our targeted level of retained earnings.
We entered into a JCE Agreement with all of the other Federal Home Loan Banks in 2011. Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of our average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At September 30, 2024 and December 31, 2023, our restricted retained earnings balance totaled $1.0 billion and $0.9 billion. One percent of our average balance of outstanding consolidated obligations for the three months ended September 30, 2024 was $1.6 billion.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Aggregate cash dividends paid[1]	$141	$114	$424	$319
Effective combined annualized dividend rate paid on capital stock[2]	8.96%	6.86%	8.55%	6.77%
Annualized dividend rate paid on membership capital stock	6.00%	3.00%	5.19%	3.00%
Annualized dividend rate paid on activity-based capital stock	9.50%	7.95%	9.25%	7.88%
Average SOFR	5.28%	5.24%	5.30%	4.90%
1    Includes aggregate cash dividends paid during the period. Amount excludes cash dividends paid on MRCS. For financial reporting purposes, these dividends were recorded as interest expense on our Statements of Income.
2    Effective combined annualized dividend rate is paid on total capital stock, including MRCS.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of our critical accounting estimates, refer to our 2023 Form 10-K. There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2024.

For a discussion of recently adopted or issued accounting standards, refer to “Item 1. Financial Statements — Note 2 — Recently Adopted and Issued Accounting Guidance.”

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Certain legislative and regulatory actions and developments are summarized in this section. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments in our 2023 Form 10-K and in our quarterly reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024, for a description of certain legislative and regulatory developments that occurred prior to the publication of those reports.

Advisory Bulletin on FHLBank Member Credit Risk Management

On September 27, 2024, the Finance Agency issued an advisory bulletin setting forth the Finance Agency’s expectations that an FHLBank’s underwriting and credit decisions should reflect a member’s financial condition and not rely solely on the collateral securing the member’s credit obligations. The advisory bulletin provides guidance for the FHLBanks to implement policies for credit risk governance, member credit assessment and monitoring of credit conditions, among other considerations. It also provides guidance on the oversight of members in financial distress by recommending implementation of escalation policies, processes for coordination with members’ prudential regulators, and management policies addressing default, failure, and insolvency situations. While we are still evaluating this advisory bulletin against our current member credit risk management policies and procedures to assess its potential impact on us and our operations, we do not expect that this guidance will impact our role as a reliable source of liquidity for our members.

Advisory Bulletin on Federal Home Loan Bank System Climate-Related Risk Management

On September 30, 2024, the Finance Agency issued an advisory bulletin setting forth the Finance Agency’s expectation that each FHLBank should integrate climate-related risk management into its existing enterprise risk management framework over time. The advisory bulletin provides that an effective framework should address climate-related risk governance, such as selection of the related risk appetite and setting strategy and objectives, establishing and implementing plans to mitigate, monitor, and report material exposures to such risks, and establishing roles and responsibilities for the board of directors and management. The advisory bulletin requires the FHLBanks to establish metrics that track exposure to climate-related risks and collect related data to quantify risk exposures, conduct climate-related scenario analyses, implement processes to report and communicate climate-related risks to internal stakeholders, and have a plan to respond to natural disasters and support climate resiliency. We are evaluating the potential impact of the advisory bulletin on us and our operations.

Proposed Rule on Unsecured Credit Limits for Federal Home Loan Banks

On October 3, 2024, the Finance Agency published a proposed rule with a comment deadline of December 2, 2024, to amend the Finance Agency’s regulation on capital requirements (Capital Regulation) to modify unsecured credit limits for FHLBanks. The proposed rule would include interest bearing deposit accounts (IBDAs) in a category of authorized overnight investments that would be excluded from the general limit (more restrictive) on unsecured credit to a single counterparty. IBDAs are non-maturity deposits in approved counterparties which may be used to manage liquidity. The proposed rule would, among other things, increase the frequency of the required performance of certain capital calculations and clarify that certain non-interest-bearing deposit accounts (such as settlement, payment or other transactional accounts) are to be considered unsecured extensions of credit subject to the Capital Regulation’s unsecured general or overall (less restrictive) limit. Although excluding IBDAs from the general unsecured credit limit could provide greater flexibility for an FHLBank’s liquidity management, several of the other proposed changes, if adopted, could result in significant changes to our current business processes. We are evaluating the potential impact of the proposed rule on us and our operations.

Proposed Rule on Federal Home Loan Bank System Boards of Directors and Executive Management

On October 21, 2024, the Finance Agency proposed revisions to its regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance. The comment deadline will be 90 days after the proposed rule is published in the Federal Register. If adopted as presented, the proposed rule would, among other things: (1) impact director compensation by allowing the Director of the Finance Agency to establish an annual amount of director compensation that the Director determines is reasonable; (2) require us to complete and submit background checks to the Finance Agency on every nominee for a directorship; (3) impact public interest independent director qualifications, in part by requiring a person to have advocated for, or otherwise acted primarily on behalf of or for the direct benefit of, consumers or the community to meet the representation requirement; (4) expand the list of qualifying experiences for all regular independent directors to include artificial intelligence, information technology and security, climate-related risk, Community Development Financial Institutions, business models, and modeling; and (5) establish a review process for director performance and participation, together with a process for removing directors for cause. Other proposed revisions address, among other things, Bank conflicts of interest policies, covering all Bank employees, including specific limitations on executive officers and senior management, and record retention.

While some proposed revisions would codify existing guidance and practice, several of the proposed revisions could result in significant changes to the nomination, election, and retention of our board of directors. Additional director eligibility requirements and limitations on and potential reductions or limitations to director compensation resulting from the proposed rule could hinder our ability to recruit and retain the talent and expertise that are critical to our ability to satisfy our mission, particularly given the growing complexities of the finance industry. We continue to analyze the impact that the proposed rule could have on us.

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

We monitor and manage to MVE policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. At September 30, 2024 and December 31, 2023, our base case MVE was $9.1 billion and $9.7 billion, and the decline between periods was primarily due to a decrease in activity-based stock resulting from a decline in advance balances. At September 30, 2024 and December 31, 2023, we were in compliance with all MVE policy limits.

MVCS represents our MVE divided by the total outstanding shares of our capital stock (including MRCS). To ensure we remain adequately capitalized, we must ensure our MVCS remains at or above our $100 par value. Our base case MVCS was $154.3 at September 30, 2024 compared to $141.6 at December 31, 2023. The increase in our base case MVCS was primarily attributable to the redemption of activity-based capital stock at par value, which is below our current MVCS value.

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

We monitor and manage to policy limits, which are based on the spread between our projected AROCS and average SOFR in parallel and non-parallel interest rate change scenarios. Additionally, there is a limit on the decline in projected AROCS from base case AROCS for certain basis shock scenarios to limit basis risk exposure. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. We were in compliance with all projected 24-month income policy limits at September 30, 2024 and December 31, 2023.

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

ADVANCES

    We manage our credit exposure to advances through a lending policy that provides for an established credit limit for each borrower, ongoing reviews of each borrower’s financial condition and ability to repay, and detailed collateral and lending policies to limit risk of loss while balancing borrowers’ needs for a reliable source of funding. In addition, we lend to our borrowers in accordance with the FHLBank Act, Finance Agency regulations, and other applicable laws.

We are required by regulation to evaluate our members’ creditworthiness and ability to repay, and to obtain sufficient collateral to fully secure our advances, standby letters of credit, and other extensions of credit to borrowers (collectively, credit products). The estimated value of the collateral required to secure each borrower’s credit products is calculated by applying collateral discounts, or haircuts, to the unpaid principal or market value, as applicable, of the collateral. We also have policies and procedures for validating the reasonableness of our collateral valuations. In addition, we perform collateral verifications and on-site reviews based on the risk profile of the borrower. Management believes that these policies effectively manage our credit risk from advances.

At September 30, 2024 and December 31, 2023, borrowers pledged $399.1 billion and $380.7 billion of collateral (net of applicable discounts) to support activity with us, including advances. At September 30, 2024 and December 31, 2023, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

We evaluate advances for credit losses on a quarterly basis. We have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of September 30, 2024 and December 31, 2023. Refer to “Item 1. Financial Statements — Note 4 — Advances” for additional information on our allowance for credit losses.

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

The following table presents the unpaid principal balance of our mortgage loans by product type (dollars in millions):

Product Type	September 30, 2024	December 31, 2023
Conventional	$10,942	$9,506
Government	371	378
Total unpaid principal balance	$11,313	$9,884

We manage the credit risk on mortgage loans by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our PFIs, and (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs.

We evaluate mortgage loans for credit losses on a quarterly basis and establish an allowance for credit losses to reflect management’s estimate of expected credit losses inherent in the portfolio. At September 30, 2024 and December 31, 2023, we had an allowance for credit losses of $4 million and $6 million on our conventional mortgage loans. At September 30, 2024, over 99 percent of our conventional loan portfolio was performing (i.e. current payment status) and charge-offs recorded during the nine months ended September 30, 2024 were less than one percent of the total conventional portfolio.

We have never experienced a credit loss on our government-insured mortgage loans. At September 30, 2024 and December 31, 2023, we determined no allowance for credit losses was necessary on our government-insured mortgage loans. Refer to “Item 1. Financial Statements — Note 5 — Mortgage Loans Held for Portfolio” for additional information on our allowance for credit losses and the payment status of our conventional mortgage loans.

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

Finance Agency regulations also limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. At September 30, 2024, we were in compliance with the regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

In addition, Finance Agency regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of regulatory capital and the counterparty’s overall credit rating. At September 30, 2024, we were in compliance with the regulatory limits established for unsecured credit.

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

At September 30, 2024, our unsecured short-term investment exposure consisted of overnight interest-bearing deposits and federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile (dollars in millions):

	September 30, 2024
	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
Domestic	$—	$3,820	$3,820
U.S subsidiaries of foreign commercial banks	—	300	300
Total domestic and U.S. subsidiaries of foreign commercial banks	—	4,120	4,120
U.S. branches and agency offices of foreign commercial banks
Australia	1,250	—	1,250
Canada	—	1,725	1,725
Finland	525	—	525
France	—	300	300
Germany	1,390	—	1,390
Netherlands	—	700	700
Norway	1,390	—	1,390
Sweden	—	400	400
United Kingdom	—	100	100
Total U.S. branches and agency offices of foreign commercial banks	4,555	3,225	7,780
Total unsecured short-term investment exposure	$4,555	$7,345	$11,900
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

Investment Ratings

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	September 30, 2024
	Credit Rating[1]
	AAA	AA	A	BBB	Unrated	Total
Interest-bearing deposits	$—	$1	$3,780	$—	$—	$3,781
Securities purchased under agreements to resell	—	—	—	—	8,200	8,200
Federal funds sold	—	4,555	3,565	—	—	8,120
Investment securities:
MBS
GSE single-family	—	593	—	—	—	593
GSE multifamily	—	18,647	—	—	—	18,647
U.S. obligations single-family[2]	—	4,718	—	—	—	4,718
Private-label residential	—	—	1	1	—	2
Total MBS	—	23,958	1	1	—	23,960
Non-MBS
U.S. Treasury obligations[2]	—	3,913	—	—	—	3,913
Other U.S. obligations[2]	—	227	—	—	—	227
GSE and TVA obligations	—	738	—	—	—	738
State or local housing agency obligations	416	138	—	—	—	554
Other[3]	136	20	—	—	—	156
Total non-MBS	552	5,036	—	—	—	5,588
Total investments	$552	$33,550	$7,346	$1	$8,200	$49,649
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

We evaluate investments for credit losses on a quarterly basis. At September 30, 2024 and December 31, 2023, we determined no allowance for credit losses was necessary on our investments. Refer to “Item 1. Financial Statements — Note 3 — Investments” for additional information on our allowance for credit losses.

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

Uncleared derivative transactions executed on or after September 1, 2022 are subject to two-way initial margin requirements as mandated by the Dodd-Frank Act, if our aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of October 31, 2024, we were not required to post initial margin on our uncleared derivative transactions in accordance with the noted regulations.

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
The following table shows our derivative counterparty credit exposure (dollars in millions):

	September 30, 2024
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A	$1,292	$43	$(42)	$1
Cleared derivatives[2]	111,877	144	1,261	1,405
Liability positions with credit exposure
Cleared derivatives[2]	31,039	(2)	33	31
Total derivative positions with credit exposure to non-member counterparties	144,208	185	1,252	1,437
Member institutions[3,4]	53	—	—	—
Total	144,261	$185	$1,252	$1,437
Derivative positions without credit exposure	11,618
Total notional	$155,879
1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.
2    Represents derivative transactions cleared with CME Clearing and LCH Ltd., our clearinghouses. CME Clearing is not rated, but its parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by S&P at September 30, 2024. LCH Ltd. was rated AA- by S&P at September 30, 2024.
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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Item 1. Financial Statements — Note 10 — Commitments and Contingencies” for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2023 Form 10-K. There have been no material changes to our risk factors during the nine months ended September 30, 2024.

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

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	November 8, 2024

By:	/s/ Kristina K. Williams
Kristina K. Williams President and Chief Executive Officer

By:	/s/ James G. Livingston
James G. Livingston Chief Financial Officer (Principal Financial and Accounting Officer)