Form 10-K
period 2024-12-31
Federal Home Loan Bank of Des Moines
filed 2025-03-07
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 17 CFR 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2024, the aggregate par value of the stock held by current and former members of the registrant was $6,194,737,300. At February 28, 2025, 58,629,967 shares of stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND DEFINITIONS

Statements contained in this report, including statements describing the objectives, projections, estimates, or future predictions in our operations, may be forward-looking statements. These statements may be identified by the use of forward-looking terminology, such as believes, projects, expects, anticipates, estimates, intends, strategy, plan, could, should, may, and will or their negatives or other variations on these terms. By their nature, forward-looking statements involve risk or uncertainty, and actual results could differ materially from those expressed or implied or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. These risks and uncertainties include, but are not limited to, the following:
•political or economic events, including legislative, regulatory, monetary, judicial, or other developments that affect us, our members, our counterparties, and/or our investors in the consolidated obligations of the 11 FHLBanks;

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

•natural disasters.

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

Our net income is primarily attributable to the difference between the interest income we earn on our advances, mortgage loans, and investments, and the interest expense we pay on our consolidated obligations. A portion of our annual net income is used to fund our AHP, which provides grants and subsidized advances to members to support housing for very low-, low-, or moderate-income households. By regulation, we recognize AHP assessment expense equal to the greater of 10 percent of our annual income subject to assessment, or our prorated portion of the sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. For purposes of the statutory AHP assessment, income subject to assessment is defined as net income before AHP assessments, plus interest expense related to MRCS. In addition to our statutory AHP contributions, we engage in a variety of community investment initiatives to help meet the economic and housing needs of our communities. For additional details, refer to the “Affordable Housing and Community Investment” section of Item 1.
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
The following table summarizes our membership by type of institution:

	December 31,
Institutional Entity	2024	2023
Commercial banks	867	878
Savings institutions	26	31
Credit unions	273	270
Insurance companies	73	72
CDFIs	7	6
Total	1,246	1,257

The following table summarizes our membership by asset size:

	December 31,
Membership Asset Size[1]	2024	2023
Depository institutions[2]
Less than $100 million	14%	16%
$100 million to $500 million	46	46
Greater than $500 million	34	32
Insurance companies
$100 million to $500 million	1	1
Greater than $500 million	5	5
Total	100%	100%

1    Membership asset size is based on preceding September 30th financial information received from members.
2    Depository institutions consist of commercial banks, savings institutions, credit unions, and CDFIs.

Our membership level declined slightly during 2024 due primarily to member consolidations, offset in part by new members. At December 31, 2024, approximately 63 percent of our members were CFIs. For 2024, CFIs were defined under the FHLBank Act to include all FDIC insured institutions with average total assets over the previous three-year period of less than $1.5 billion. In addition to collateral types eligible for all members, CFIs may also pledge collateral consisting of secured small business, small agri-business, or small farm loans.

BUSINESS SEGMENTS
We manage our operations as one business segment. For further information on our operating segment, refer to “Item 8. Financial Statements and Supplementary Data — Note 1 — Significant Accounting Policies — Segment Reporting.”
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
Our advance products currently offered include the following:

•Daily Reset Advances. These advances can renew automatically for a period up to 90 days. Interest rates are set daily.

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

•Callable Advances. These advances may be prepaid by borrowers on predetermined dates (call dates) without incurring a prepayment fee and therefore provide borrowers a source of long-term financing with prepayment flexibility. Callable advances can be either fixed or variable in nature. Variable rate callable advances may reset at different frequencies generally ranging from daily to six months and are callable at specified dates. For certain variable rate callable advances, we retain the flexibility to adjust the spread relative to our cost of funds on each rate reset date. Fixed rate callable advances may have different call schedules based on member specifications, and principal balances may be amortizing in nature.

•Community Investment Advances. These advances are below-market rate funds used by borrowers in both eligible housing projects and community development. Interest rates on these advances represent our cost of funds plus a mark-up to cover our administrative expenses.
For the years ended December 31, 2024, 2023, and 2022, advances represented 60, 65, and 59 percent of our total average assets and generated 63, 68, and 63 percent of our total interest income. For additional information on our advances, including our top five borrowers, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances.” In addition, refer to “Item 1A. Risk Factors” for a discussion on our exposure to customer concentration risk.

COLLATERAL
We are required by regulation to obtain sufficient collateral to fully secure our advances, standby letters of credit, and other extensions of credit to borrowers (collectively, credit products). The estimated value of the collateral required to secure each borrower’s credit products is calculated by applying loan-to-value discounts, or haircuts, to the unpaid principal balance or market value, as applicable, of the collateral.

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
HOUSING ASSOCIATES
The FHLBank Act permits us to provide advances to eligible housing associates. Housing associates are eligible if they are approved mortgagees under Title II of the National Housing Act that meet certain criteria, including: (i) chartered under law, (ii) subject to inspection and supervision by some governmental agency, and (iii) lend their own funds as their principal activity in the mortgage field. The same regulatory lending requirements that apply to our members generally apply to housing associates. Because housing associates are not members, they are not subject to certain provisions of the FHLBank Act applicable to members and cannot own our capital stock. In addition, they may only pledge certain types of collateral including, but not limited to: (i) FHA mortgages, (ii) Ginnie Mae securities backed by FHA mortgages, (iii) certain residential mortgage loans, and (iv) cash deposited with us.
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
Standby Letters of Credit
We may issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. For additional details on our standby letters of credit, refer to “Item 8. Financial Statements and Supplementary Data — Note 13 — Commitments and Contingencies.”
Mortgage Loans
We invest in mortgage loans through the MPF program, a secondary mortgage market structure developed by the FHLBank of Chicago to help fulfill the housing mission of the FHLBanks. In the past, we also acquired mortgage loans purchased under the MPP; however, we currently do not purchase mortgage loans under this program. For the years ended December 31, 2024, 2023, and 2022, mortgage loans represented six, five, and seven percent of our total average assets and generated five, three, and nine percent of our total interest income.
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
MPF Loan Volume
Our member base for MPF loans is primarily a diverse mix of commercial banks and credit unions. Our ability to price MPF loans, coupled with changes in the interest rate environment, has allowed us to serve the liquidity needs of a broad range of members. During the years ended December 31, 2024, 2023, and 2022, we purchased $3.0 billion, $2.4 billion, and $1.9 billion of MPF loan products (excluding off-balance sheet loan products). In addition, during the years ended December 31, 2024, 2023, and 2022, we had off-balance sheet loan volumes of $0.3 billion, $0.3 billion, and $0.7 billion.
LOAN MODIFICATION PLANS

We offer loan modification plans for our PFIs. Under these plans, we generally reduce the interest rate, extend the maturity date, or permit the capitalization of past due amounts, escrow, or advance balances. We may also grant a forbearance period or offer payment deferrals in limited circumstances.
For additional discussion on our mortgage loans and their related credit risk, refer to “Item 8. Financial Statements and Supplementary Data — Note 6 — Mortgage Loans Held for Portfolio” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Loans.”
Investments
We maintain an investment portfolio primarily to provide liquidity as well as investment income. Our investment portfolio consists of both short- and long-term investments. Our short-term investments may include, but are not limited to, interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, certificates of deposit, commercial paper, and U.S. Treasury obligations. Our long-term investments may include, but are not limited to, U.S. Treasury obligations, other U.S. obligations, GSE and TVA obligations, state or local housing agency obligations, taxable municipal bonds, and agency MBS. For the years ended December 31, 2024, 2023, and 2022, investments represented 32, 29, and 31 percent of our total average assets and generated 32, 29, and 28 percent of our total interest income.

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
Standby Bond Purchase Agreements
We currently hold standby bond purchase agreements with state housing finance agencies within our district pursuant to which, for a fee, we agree to serve as a standby liquidity provider if required, to purchase and hold the bonds until the designated marketing agent can find a suitable investor or the state housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which we would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. If purchased, the bonds would be classified as AFS or trading securities on our Statements of Condition. For additional details on our standby bond purchase agreements, refer to “Item 8. Financial Statements and Supplementary Data — Note 13 — Commitments and Contingencies.”
Deposits
We accept uninsured deposits from our members, eligible housing associates, and/or counterparties. We offer deposit programs, including demand, overnight, and term deposits. Deposit programs provide us funding while providing members a low-risk, interest-earning asset.
Consolidated Obligations
Our primary source of funding and liquidity is the issuance of debt securities, referred to as consolidated obligations, in the capital markets. Consolidated obligations (bonds and discount notes) are the joint and several obligations of all FHLBanks and are backed only by the financial resources of the FHLBanks. They are not obligations of the U.S. Government, and the U.S. Government does not guarantee them. At February 28, 2025, our consolidated obligations were rated AA+/A-1+ with a stable outlook by S&P and Aaa/P-1 with a negative outlook by Moody’s. In addition, as of February 28, 2025, our consolidated obligations were rated AA+ with a stable outlook by Fitch Ratings.
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

BONDS
Bonds are generally issued to satisfy our short-, intermediate-, and long-term funding needs. They may have maturities ranging up to 30 years, although there is no statutory or regulatory limitation as to their maturity. Bonds are issued with either a fixed or variable rate, such as SOFR. To meet the specific needs of investors, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and/or call features. When bonds are issued on our behalf, we may concurrently enter into a derivative agreement to effectively convert the fixed rate payment stream to variable or to offset the embedded features in the bond.
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
Retained Earnings
Our risk management policies outline a targeted level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this targeted level and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve this level of retained earnings. At December 31, 2024 and 2023, our actual retained earnings exceeded our targeted level of retained earnings.
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

Workforce Profile

Our workforce is primarily comprised of corporate employees, with our principal operations in one location. As of December 31, 2024, we had 367 employees, 362 full-time and five part-time. We strive to both develop talent from within the organization and supplement with external hires. As of December 31, 2024, the average tenure of our employees was eight years. There are no collective bargaining agreements with our employees.

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

•Culture – Employee councils and business resource groups, community involvement, as well as various cultural initiatives;

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

Office of Minority and Women Inclusion

The Bank is required by federal statutes and Finance Agency regulations to have an OMWI. Our Chief DEI Officer, responsible for overseeing our OMWI, is a member of the executive team, reports to the President and CEO and serves as a liaison to the Board of Directors. We recognize that diversity increases capacity for innovation and creativity and that inclusion allows us to leverage the unique perspectives of all employees and strengthens our retention efforts. We operationalize our commitment through the development and execution of a strategic plan, and we report regularly on our performance to management and the Board of Directors. We offer a range of opportunities for our employees to connect and grow personally and professionally through our OMWI Committee, employee councils and business resource groups, internal training, and community involvement. We consider learning an important component of our strategy and regularly offer educational opportunities to our employees. We also incorporate OMWI initiatives in our incentive plan framework to ensure organizational focus and accountability.

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

AFFORDABLE HOUSING AND COMMUNITY INVESTMENT
The FHLBank Act requires each FHLBank to establish and fund an AHP, which provides direct grants or subsidies for below-market rate advances to members who provide the funds to assist in the purchase, construction, or rehabilitation of affordable housing for very low-, low-, or moderate-income households. Annually, the FHLBanks recognize AHP assessment expense equal to the greater of 10 percent of their annual income subject to assessment, or their prorated portion of the sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million. For purposes of the statutory AHP assessment, income subject to assessment is defined as net income before AHP assessments, plus interest expense related to MRCS. We accrue the AHP assessment monthly based on our income subject to assessment and reduce our AHP liability as program funds are distributed. In addition to the required AHP assessment, our Board may elect to make voluntary contributions to the AHP. The income statement effects of our voluntary contributions reduce net income before assessments which, in turn, reduces the statutory AHP assessment each year. As such, we have committed to make supplemental voluntary contributions to AHP by an amount that equals what the statutory AHP assessment would be in the absence of these effects. In addition to the statutory assessment, we voluntarily accrued $13 million for use in the AHP during 2024, including the supplemental voluntary contributions to AHP. For additional information on our AHP, refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Affordable Housing Program.”
In addition to our AHP, we offer our members voluntary programs to further our housing mission and provide support for affordable housing and community development initiatives. These initiatives include, but are not limited to, our Member Impact Fund, Mortgage Rate Relief, Habitat for Humanity® Advance Rate Discount, and additional voluntary contributions to AHP, as mentioned above. Our Member Impact Fund is a discretionary program in which we match member donations to local housing and community development organizations. Mortgage Rate Relief is designed to make homeownership attainable for borrowers at or below 80 percent of the area median income, by providing them an interest rate that is lower than the current market rate. The Habitat for Humanity® Advance Rate Discount is a program that provides zero percent rate advances to members that originate or purchase mortgage loans from a Habitat for Humanity® affiliate. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Affordable Housing Program Assessments” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Supporting Housing and Community Investment” for details on our initiatives in 2024.

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

BUSINESS AND REGULATORY RISK
WE ARE SUBJECT TO A COMPLEX BODY OF LAWS AND REGULATIONS THAT COULD CHANGE IN A MANNER DETRIMENTAL TO OUR BUSINESS OPERATIONS
The FHLBanks are GSEs, organized under the authority of the FHLBank Act and, as such, are governed by federal laws and regulations adopted and applied by the Finance Agency. Congress may amend the FHLBank Act or other statutes in ways that significantly affect the rights and obligations of the FHLBanks or the manner in which the FHLBanks carry out their mission and business operations. In addition, new or modified legislation enacted by Congress or changes in regulatory requirements applied or imposed by the Finance Agency could affect the composition of our membership and the extent to which members engage in business with us. There continue to be uncertainties surrounding our legislative and regulatory environment, and new or modified legislation enacted by Congress or regulations adopted or guidance issued by the Finance Agency or other financial services regulators.
In particular, the Finance Agency completed a comprehensive review of the FHLBank System culminating in a written report titled “FHLBank System at 100: Focusing on the Future,” released on November 7, 2023, presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes: 1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. The Finance Agency has stated that it expects to continue a multi-year, collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the report. Further, the Finance Agency has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action. We continue to monitor the Finance Agency’s efforts to implement the recommendations from the report; however, we are not able to predict what actions will ultimately result, the timing or extent of any actions or changes, or the ultimate effect on us, our members, or the FHLBank System. Any of these factors could negatively affect our business operations, financial condition, results of operations, and the value of FHLBank membership.
Additionally, the FASB or SEC may amend financial accounting and reporting standards that govern our accounting and disclosure practices that may result in additional responsibilities or costs for us, such as compliance requirements, operational or technological changes, and increased disclosures.
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
WE COULD BE ADVERSELY AFFECTED BY OUR EXPOSURE TO CUSTOMER CONCENTRATION RISK
We are subject to customer concentration risk as a result of our reliance on a relatively small number of member institutions for a large portion of our total advances and resulting interest income. At December 31, 2024 and 2023, advances outstanding to our top five borrowers totaled $31.3 billion and $55.0 billion, representing 31 and 45 percent of our total advances outstanding. At December 31, 2024, our single largest borrower, Athene Annuity and Life Company, accounted for 16 percent of total advances outstanding and for approximately nine percent of advance interest income for the year ended December 31, 2024. At December 31, 2023, our single largest borrower, Wells Fargo Bank, N.A., accounted for 30 percent of total advances outstanding and for approximately 29 percent of advance interest income for the year ended December 31, 2023. Advance balances with members could change due to factors such as a change in member demand or borrowing capacity, which can be influenced by economic conditions, relocation of members out of our district, or members with affiliated institutions located outside of our district choosing to do business with another FHLBank. In addition, advance balances could change as a result of new or modified legislation impacting us or our members or regulations or other directives adopted by the Finance Agency or other financial services regulators. If we experience a decrease in the amount of business with our top five borrowers, our financial condition and results of operations could be negatively affected. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances” for additional information on our top five borrowers.

MEMBER CONSOLIDATIONS AND FAILURES COULD ADVERSELY AFFECT OUR BUSINESS
Member consolidations and failures could reduce the number of current and potential members in our district. During 2024, our number of members declined slightly; however, if the number of member consolidations and/or failures were to accelerate, we could experience a reduction in the level of our members’ advance and other business activities. This loss of business could negatively impact our business operations, financial condition, and results of operations.

MARKET AND LIQUIDITY RISK

WE COULD BE ADVERSELY AFFECTED BY OUR INABILITY TO ACCESS THE CAPITAL MARKETS
Our primary source of funds is through the issuance of consolidated obligations in the capital markets. Our ability to obtain funds through the issuance of consolidated obligations depends in part on our real and perceived relationship to the U.S. Government, prevailing market conditions in the capital markets, and rating agency actions, all of which are beyond our control. In addition, changes to the regulatory environment that affect bank counterparties, debt underwriters, and investors could adversely affect our ability to access the capital markets and the cost of that funding. We cannot make any assurance that we will be able to obtain funding on terms acceptable to us, if at all. For example, previous money market fund reform resulted in a significant increase in demand for U.S. government and agency debt, including our short-term consolidated obligations. While this increased demand benefited our ability to access short-term funding at attractive costs, there could be a scenario in which regulatory change may cause a decrease in demand that could lead to significant investor outflows and unfavorable market conditions due to our concentration in money market investors. Any further change in regulatory requirements governing money market funds, including any reversal of money market fund reforms, could negatively impact our short-term funding costs and strategies.

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
•the willingness and ability of financial institutions to expand lending; and
•the strength of the U.S. economy and the local economies in which we conduct business, which may be impacted by inflation/deflation, employment rates, and geopolitical instability or conflicts.
Our financial condition, results of operations, and ability to pay dividends could be negatively affected by changes in one or more of these conditions. Additionally, our business and results of operations may be affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve, which regulates the supply of money and credit in the U.S. The Federal Reserve’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities. For example, although the FOMC began lowering the target range for the federal funds rate in the third quarter of 2024, the FOMC raised the target range for the federal funds rate throughout 2022 and 2023 in response to high inflation. Any future rate changes will continue to impact our business as well as the business of our members.
Further events impacting market conditions, such as civil unrest or natural disasters, may impact the economy and require actions by the federal government and its agencies in an effort to stabilize market conditions. Responses to those actions and the resulting impact on demand for advances could adversely affect our financial condition, results of operations, and ability to pay dividends. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Conditions in the Financial Markets” for additional information on recent market activity.

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
CREDIT RISK
WE COULD BE ADVERSELY AFFECTED BY OUR EXPOSURE TO CREDIT RISK
We are exposed to credit risk based on the deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. We assume unsecured and secured credit risk exposure in that a borrower or counterparty could default and we may suffer a loss if we are not able to fully recover amounts owed to us in a timely manner. Our risk of credit losses may be exacerbated by economic conditions, such as a downturn in the real estate markets, including a reduction in property values, higher delinquencies resulting from increased unemployment and the effect of mortgage forbearance and other relief, as well as financial difficulties due in part to the effects of inflation as well as financial difficulties or failures of mortgage servicers. In addition, increased risk of credit losses may be the result of a decrease in the value of collateral securing our advances or mortgage loans, which could be due to the effects of natural disasters or other catastrophic events.
We require full collateralization on all advances, standby letters of credit, applicable mortgage loan credit enhancements provided by PFIs, certain investments, and derivatives. We evaluate the types of collateral pledged by our borrowers and counterparties and assign a borrowing capacity to the collateral, generally based on a percentage of its unpaid principal balance or estimated market value, if available. We generally have the ability to call for additional or substitute collateral during the life of an obligation to ensure we are fully collateralized. Although these products are collateralized, a significant decline in the value of pledged collateral could lead to greater exposure to credit losses in the event of a member default.
In addition, we have credit risk exposure on unsecured liquidity investments. We transact these investments with highly-rated, investment-grade institutions, have limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices. Notwithstanding these factors, we may still suffer losses that could adversely impact our financial condition and results of operations.

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
Additionally, the FHLBank Act requires each FHLBank to establish and fund an AHP. Annually, the FHLBanks recognize AHP assessment expense, in aggregate, equal to the greater of $100 million or 10 percent of their current year earnings. If the FHLBanks do not make the minimum $100 million AHP contribution in a given year (i.e., a shortfall), we could be required to contribute more than 10 percent of our current year net earnings. An increase in our AHP contributions due to a shortfall or other legislative or regulatory actions could impact our financial condition and results of operations as well as our ability to pay dividends.

ACTUAL OR PERCEIVED CHANGES IN THE FHLBANKS’ CREDIT RATINGS AS WELL AS THE U.S. GOVERNMENT’S CREDIT RATING COULD ADVERSELY AFFECT OUR BUSINESS
Our consolidated obligations are currently rated AA+/A-1+ with a stable outlook by S&P and Aaa/P-1 with a negative outlook by Moody’s. In addition, our consolidated obligations are currently rated AA+ with a stable outlook by Fitch Ratings. These ratings are subject to reduction or withdrawal at any time by a NRSRO, and the FHLBank System may not be able to maintain these credit ratings. Adverse rating agency actions on the FHLBank System or U.S. Government may reduce investor confidence and negatively affect our cost of funds and ability to issue consolidated obligations on acceptable terms, which could adversely impact our financial condition and results of operations.
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
Control failures, including failures in our controls over financial reporting, or business interruptions with members, could result from human error, fraud, breakdowns in information and computer systems, lapses in operating processes, natural or man-made disasters, civil unrest, or widespread health emergencies. If a significant control failure or business interruption were to occur, it could materially damage our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse, or repair the negative effects of such failures or interruptions.
We rely heavily upon information systems and other operating technologies to conduct and manage our business. To the extent that our technology fails to keep up with changing environments, we may be unable to conduct and manage our business effectively. In addition, any technical failures or interruptions in key systems or other operating technologies, including any “cyberattacks” or other breaches of technical security, could jeopardize the confidentiality or integrity of our information, or otherwise cause interruptions in our operations. These threats may increase as a result of the increased capabilities of artificial intelligence and other emerging technologies that may be used maliciously, as well as geopolitical instability or conflicts. Although we have implemented a disaster recovery and business continuity plan, we can make no assurance that it will be able to prevent, timely and adequately address, or mitigate the negative effects of all technical failures or interruptions. Any technical failure or interruption could harm our member relations, risk management, and profitability, and could adversely impact our financial condition and results of operations. Refer to “Item 1C. Cybersecurity” for additional information on our information security risk management.
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
We also rely on the Office of Finance for, among other things, the issuance of consolidated obligations, servicing of all outstanding debt, and managing the FHLBank System’s relationship with the rating agencies with respect to consolidated obligations. A disruption in any of these services due to events such as IT or operational failures, including cyber-attacks, civil unrest, or natural disasters, could affect our ability to access funding, and could negatively impact our business operations, financial condition, and results of operations.

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
GENERAL RISK FACTORS
THE INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD ADVERSELY IMPACT OUR BUSINESS
We rely heavily upon our employees in order to successfully execute our business and strategies. The success of our business mission depends, in large part, on our ability to attract and retain key personnel with required talents and skills. We may be unable to hire or retain key personnel with the needed talents or skills if we fail to offer a competitive employment package and work arrangements, which is increasingly important during periods in which economic conditions drive labor shortages and/or high rates of employee turnover. In addition, if we fail to develop and execute a succession plan, our business operations could be adversely impacted.
NATURAL DISASTERS COULD ADVERSELY AFFECT OUR MEMBERS AND OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS
The occurrence of weather-related events and other natural or environmental disasters, especially ones affecting our district, could negatively impact our members and business, financial condition, and results of operations. The frequency, intensity, and duration of extreme weather disaster events have increased. These natural disasters could destroy or damage our facilities or other properties of our members (such as collateral that members have pledged to secure advances or mortgages), disrupt business, increase the probability of power or other outages, negatively affect the livelihood of borrowers of members, or otherwise cause significant economic dislocation in the affected regions. Any of these situations may adversely affect our financial condition and results of operations.

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
Our Technology and Operations Committee provides independent and integrated oversight over our information security program, physical security program, business continuity program, security policies and procedures, and security exceptions and violations. This committee is comprised of leadership representatives from our operational risk, information security, IT, and legal departments, as well as other departments that provide both specific technical and multidisciplinary expertise to the committee. This committee is responsible for reviewing and approving our Information Security Policy. It also receives regular, prompt, and periodic information from the Information Security Department, which in turn provides periodic, regular, and prompt reporting to the Technology Committee of the Board of Directors on topics such as threat intelligence, major cybersecurity risk areas, technologies and best practices, and any cybersecurity incidents that may have impacted us, as well as risk assessment, management, and monitoring updates, as applicable or needed.
Our Board of Directors is responsible for the oversight of our information security program and establishes our information security risk appetite. The Technology Committee of our Board approves certain Bank-wide governing policies, including our Information Security Policy. It also oversees the development of mitigation plans, monitors the tactical implementation of policy, and reviews detailed risk assessments.
Our Board of Directors receives regular presentations and reports throughout the year on cybersecurity and information security addressing a broad range of topics. These topics include, but are not limited to, updates on technology trends, regulatory developments, legal issues, policies and practices, information security resources, environmental threats and vulnerability assessments, and efforts to prevent, detect, and respond to potential gaps, internal and external incidents, and critical threats. At least quarterly, our Board of Directors discusses cybersecurity and information security risks with our CIO. Our Board of Directors is also required to complete cybersecurity training and participate in a cloud computing education session annually. Our policies and processes are designed such that the Board of Directors would receive prompt and timely information from Bank management on any cybersecurity or information security incident or threat that may pose significant risk to us and would continue to receive regular reports on any incident until its conclusion.
ITEM 2. PROPERTIES
Our headquarters is located at 909 Locust Street, Des Moines, Iowa. We currently occupy 94,000 of the approximate 226,000 square feet of office space, and have leased or are in the process of leasing the remaining space. We also lease an off-site back-up facility with approximately 3,500 square feet in Urbandale, Iowa, and approximately 3,000 square feet of office space in Washington, D.C. to support government relations, which is shared with two other FHLBanks.

ITEM 3. LEGAL PROCEEDINGS

Refer to “Item 8. Financial Statements and Supplementary Data — Note 13 — Commitments and Contingencies” for information regarding legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We are a cooperative. This means we are owned by our customers, whom we call members. Our current and former members own all of our outstanding capital stock. Our capital stock is not publicly traded and has a par value of $100 per share. All shares are issued, redeemed, or repurchased by us at the stated par value. Our capital stock may be redeemed with a five year notice from the member or voluntarily repurchased by us at par value, subject to certain limitations set forth in our Capital Plan. At February 28, 2025, we had 1,244 current members that held 59 million shares of capital stock and 12 former members that held less than one million shares of MRCS.
For information on our dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Dividends.”

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our MD&A is designed to provide information that will help the reader develop a better understanding of our financial statements, changes in our financial statements from year to year, and the primary factors driving those changes. Readers also should carefully review “Forward-Looking Information” and “Item 1A. Risk Factors” for a description of the forward-looking statements contained in this annual report on Form 10-K and a discussion of the factors that might cause our actual results to differ, perhaps materially, from these forward-looking statements. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the years ended December 31, 2024 and December 31, 2023. Discussion of 2022 items and the year-over-year comparison of changes in our financial condition and results of operations as of and for the years ended December 31, 2023 and December 31, 2022 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K, filed with the SEC on March 7, 2024.

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

Financial Results
Our financial condition and results of operations are influenced by global and national economies, local economies within our district, and the conditions in the financial, housing, and credit markets, all of which impact the interest rate environment. The interest rate environment significantly impacts our profitability. FOMC actions in response to inflation impact the interest rate environment, and in turn, our net interest income. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Conditions in the Financial Markets” for additional discussion on economic conditions, including interest rates, impacting our financial results.
In 2024, we reported net income of $914 million compared to $962 million in the prior year.
Net interest income decreased $70 million when compared to the prior year primarily due to lower average advance balances, decreases in market value adjustments on our fair value hedge relationships, and lower prepayment fee income on advances. The decline was offset in part by improved asset-liability spreads on investments, driven by higher-yielding MBS purchases.

Other income (loss) increased $52 million when compared to the prior year primarily due to the net changes in the fair value of our trading securities, fair value option instruments, and economic derivatives. During 2024, the improvement in other income was also driven by increased fees on standby letters of credit and net gains recorded on litigation settlements.

Other expense increased $37 million when compared to the prior year primarily due to an increase in voluntary community and housing contributions of $21 million when compared to the prior year. Additionally, the increase during 2024 was driven by higher contract labor and consultant costs.

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional discussion on our results of operations.

Our total assets decreased to $165.3 billion at December 31, 2024, from $184.4 billion at December 31, 2023, driven primarily by a decrease in advances. Advances decreased $22.6 billion due mainly to a decline in borrowings by large depository institution members, offset in part by an increase in borrowings by insurance companies.

Total capital decreased to $9.5 billion at December 31, 2024, from $9.8 billion at December 31, 2023, primarily due to a decrease in activity-based capital stock resulting from a decline in advance balances. Our regulatory capital ratio increased to 5.74 percent at December 31, 2024, from 5.44 percent at December 31, 2023, and remained above the required regulatory limit at each period end. Regulatory capital includes capital stock, MRCS, and retained earnings.

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Throughout 2023, the FOMC raised the target range for the federal funds rate. In light of the progress on inflation, the FOMC reduced the target range for the federal funds rate by 0.25 percent in November 2024, and an additional 0.25 percent in December 2024, to a range of 4.25 to 4.50 percent. At its January 2025 meeting, the FOMC decided to maintain the current target range as more recent indicators suggest that economic activity has continued to expand. The unemployment rate has stabilized and labor market conditions remain strong; however, inflation remains somewhat elevated. The FOMC stated that it will continue reducing its holdings of Treasury securities and agency debt and agency MBS.

The following table shows information on key market interest rates1:

	12-Month Average		Period End
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Federal funds	5.15%	5.03%	4.33%	5.33%
SOFR	5.15	5.01	4.49	5.38
2-year U.S. Treasury	4.37	4.58	4.25	4.23
10-year U.S. Treasury	4.21	3.96	4.58	3.88
30-year residential mortgage note	6.72	6.79	6.85	6.42
1    Source: Bloomberg.

Mortgage Markets

During 2024, mortgage rates were lower, on average, compared to 2023; however, they increased from the prior year-end. The primary driver of activity within the mortgage markets was home purchases during 2024 as mortgage rates remained elevated. New home sales increased; however, existing home sales declined relative to the prior year. Home prices and prepayment activity increased relative to the prior year.

SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

	December 31,
Statements of Condition	2024	2023	2022	2021	2020
Cash and due from banks	$41	$31	$89	$295	$978
Investments[1]	52,032	49,828	43,381	33,442	31,497
Advances	99,951	122,530	111,202	44,111	46,530
Mortgage loans held for portfolio, net[2]	11,896	9,967	8,348	7,578	8,242
Total assets	165,253	184,406	164,169	85,852	87,691
Consolidated obligations
Discount notes	64,680	54,537	69,170	22,348	27,345
Bonds	88,571	116,961	84,337	55,205	52,254
Total consolidated obligations[3]	153,251	171,498	153,507	77,553	79,599
Mandatorily redeemable capital stock	9	12	15	29	52
Total liabilities	155,802	174,575	155,418	80,014	81,951
Capital stock — Class B putable	5,989	6,873	6,250	3,364	3,341
Retained earnings	3,491	3,138	2,618	2,390	2,351
Accumulated other comprehensive income (loss)	(29)	(180)	(117)	84	48
Total capital	9,451	9,831	8,751	5,838	5,740
Regulatory capital ratio[4]	5.74	5.44	5.41	6.74	6.55

	For the Years Ended December 31,
Statements of Income	2024	2023	2022	2021	2020
Net interest income	$1,236	$1,306	$683	$381	$472
Provision (reversal) for credit losses on mortgage loans	(1)	1	4	—	1
Other income (loss)[5]	37	(15)	(40)	4	121
Voluntary community and housing contributions	68	47	3	—	—
All other expense[6]	190	174	158	156	189
AHP assessments	102	107	48	23	41
Net income	914	962	430	206	362
Selected Financial Ratios
Net interest spread[7]	0.41%	0.43%	0.48%	0.39%	0.38%
Net interest margin[8]	0.70	0.72	0.61	0.44	0.45
Return on average equity	9.52	10.30	6.33	3.48	5.88
Return on average capital stock	14.56	14.41	9.78	5.92	9.33
Return on average assets	0.51	0.52	0.38	0.23	0.34
Average equity to average assets	5.36	5.02	6.02	6.73	5.10

1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, AFS securities, and HTM securities.

2    Includes an allowance for credit losses of $5 million at December 31, 2024, $6 million at December 31, 2023, $5 million at December 31, 2022, and $1 million at December 31, 2021, and 2020.

3    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $1,193.0 billion, $1,204.3 billion, $1,181.7 billion, $652.9 billion, and $746.8 billion at December 31, 2024, 2023, 2022, 2021, and 2020.

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

RESULTS OF OPERATIONS

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and yields/costs of major asset and liability categories (dollars in millions):

	For the Years Ended December 31,
	2024			2023			2022
	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]
Interest-earning assets
Interest-bearing deposits	$5,189	5.21%	$270	$4,342	5.01%	$217	$1,639	1.95%	$32
Securities purchased under agreements to resell	10,029	5.29	530	10,589	5.12	542	5,213	1.97	103
Federal funds sold	12,875	5.21	671	14,911	5.07	757	12,431	1.85	230
MBS[4,5,6]	23,854	6.03	1,438	18,957	5.95	1,128	12,356	2.53	313
Other investments[4,5,6,7]	5,094	3.83	195	4,322	3.70	160	4,836	2.20	107
Advances[5,8]	107,422	5.60	6,013	120,027	5.44	6,533	66,562	2.63	1,750
Mortgage loans[9]	10,893	4.14	452	9,019	3.54	319	7,971	3.00	239
Loans to other FHLBanks	2	5.44	—	23	5.08	1	11	0.64	—
Total interest-earning assets	175,358	5.46	9,569	182,190	5.30	9,657	111,019	2.50	2,774
Non-interest-earning assets	3,623	—	—	3,703	—	—	1,817	—	—
Total assets	$178,981	5.35%	$9,569	$185,893	5.20%	$9,657	$112,836	2.46%	$2,774
Interest-bearing liabilities
Deposits	$1,244	4.34%	$54	$1,127	4.21%	$47	$1,559	0.89%	$14
Consolidated obligations
Discount notes[5]	68,202	5.07	3,456	60,662	4.80	2,910	50,842	1.87	948
Bonds[5]	95,527	5.05	4,821	109,589	4.92	5,392	50,931	2.21	1,128
Other interest-bearing liabilities[10]	28	6.93	2	23	6.98	2	21	5.75	1
Total interest-bearing liabilities	165,001	5.05	8,333	171,401	4.87	8,351	103,353	2.02	2,091
Non-interest-bearing liabilities	4,385	—	—	5,159	—	—	2,691	—	—
Total liabilities	169,386	4.92	8,333	176,560	4.73	8,351	106,044	1.97	2,091
Capital	9,595	—	—	9,333	—	—	6,792	—	—
Total liabilities and capital	$178,981	4.66%	$8,333	$185,893	4.49%	$8,351	$112,836	1.85%	$2,091
Net interest income and spread[11]		0.41%	$1,236		0.43%	$1,306		0.48%	$683
Net interest margin[12]		0.70%			0.72%			0.61%
Average interest-earning assets to interest-bearing liabilities		106.28%			106.29%			107.42%
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

6    Interest income on investment securities includes prepayment fees, net of related amortization, of $7 million, $11 million, and $21 million for the years ended December 31, 2024, 2023, and 2022.

7    Other investments primarily include U.S. Treasury obligations, other U.S. obligations, GSE and TVA obligations, state or local housing agency obligations, and taxable municipal bonds.

8    Interest income includes net prepayment fees on advances.

9    Non-accrual loans are included in the average balance used to determine the average yield.

10    Other interest-bearing liabilities consists of MRCS and/or borrowings from other FHLBanks.

11    Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities.

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

	2024 vs. 2023			2023 vs. 2022
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$44	$9	$53	$95	$90	185
Securities purchased under agreements to resell	(29)	17	(12)	172	267	439
Federal funds sold	(106)	20	(86)	54	473	527
MBS	295	15	310	231	584	815
Other investments	29	6	35	(12)	65	53
Advances	(706)	186	(520)	2,053	2,730	4,783
Mortgage loans	73	60	133	34	46	80
Loans to other FHLBanks	(1)	—	(1)	—	1	1
Total interest income	(401)	313	(88)	2,627	4,256	6,883
Interest expense
Deposits	5	2	7	(5)	38	33
Consolidated obligations
Discount notes	376	170	546	215	1,747	1,962
Bonds	(710)	139	(571)	2,065	2,199	4,264
Other interest-bearing liabilities	—	—	—	—	1	1
Total interest expense	(329)	311	(18)	2,275	3,985	6,260
Net interest income	$(72)	$2	$(70)	$352	$271	$623

NET INTEREST SPREAD AND MARGIN

Net interest spread represents the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. Our net interest spread and margin remained relatively stable during 2024 when compared to 2023.

ADVANCE PREPAYMENT FEES

The following table summarizes our advance prepayment fees (dollars in millions):

	For the Years Ended
	December 31,
	2024	2023	2022
Prepayment fees on advances, gross[1]	$2	$(4)	$3
Basis adjustment amortization	3	31	6
Deferred prepayment fees on modified advances	(1)	—	—
Prepayment fees on advances, net	$4	$27	$9
1    Includes symmetrical fees on advances for which we may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates.

Other Income (Loss)

    The following table summarizes the components of other income (loss) (dollars in millions):

	For the Years Ended
	December 31,
	2024	2023
Net gains (losses) on trading securities	$18	$93
Net gains (losses) on financial instruments held under fair value option	(31)	(92)
Net gains (losses) on derivatives	8	(41)
Net gains (losses) on extinguishment of debt	—	2
Other, net	42	23
Total other income (loss)	$37	$(15)

Other income (loss) increased $52 million during 2024 when compared to 2023. We utilize economic derivatives to hedge certain instruments held at fair value that do not qualify for fair value hedge accounting in an effort to manage potential income statement volatility. As a result, we review the related gains (losses) on these items on a net basis. During 2024, we recorded net combined losses of $5 million on our trading securities, fair value option instruments, and the related economic derivatives, including the related interest settlements, compared to net combined losses of $40 million in 2023. The net increase was primarily driven by changes in interest rates. Additionally, the improvement in other income during 2024 was driven by increased fees on standby letters of credit and net gains recorded on litigation settlements. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our economic derivatives.

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2024
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$39	$13	$1	$—	$(8)	$—	$45
Net gains (losses) on derivatives and hedged items	1	(14)	—	—	19	—	6
Price alignment amount on derivatives[2]	(42)	(32)	—	—	(1)	—	(75)
Net interest settlements on derivatives[3]	858	378	—	—	(195)	—	1,041
Total impact to net interest income	856	345	1	—	(185)	—	1,017
Other income (loss):
Net gains (losses) on derivatives[4]	—	71	(1)	(64)	—	—	6
Net gains (losses) on trading securities[5]	—	18	—	—	—	—	18
Net gains (losses) on financial instruments held under fair value option[5]	—	—	—	(31)	—	—	(31)
Price alignment amount on derivatives[2]	—	—	—	—	—	2	2
Total impact to other income (loss)	—	89	(1)	(95)	—	2	(5)
Total net effect of hedging activities[6]	$856	$434	$—	$(95)	$(185)	$2	$1,012

1    Represents the amortization/accretion of basis adjustments on closed hedge relationships.
2    Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract, which fluctuates with changes in the interest rate environment. The price alignment amount on derivatives that qualify for fair value hedge accounting is recorded in net interest income. The price alignment amount on economic derivatives is recorded in other income (loss).
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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2023
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$68	$29	$1	$—	$(15)	$—	$83
Net gains (losses) on derivatives and hedged items	(2)	48	—	—	(20)	—	26
Price alignment amount on derivatives[2]	(31)	(11)	—	—	(16)	—	(58)
Net interest settlements on derivatives[3]	779	298	—	—	(229)	—	848
Total impact to net interest income	814	364	1	—	(280)	—	899
Other income (loss):
Net gains (losses) on derivatives[4]	—	(3)	(2)	(4)	—	—	(9)
Net gains (losses) on trading securities[5]	—	93	—	—	—	—	93
Net gains (losses) on financial instruments held under fair value option[5]	—	—	—	(92)	—	—	(92)
Price alignment amount on derivatives[2]	—	—	—	—	—	(32)	(32)
Total impact to other income (loss)	—	90	(2)	(96)	—	(32)	(40)
Total net effect of hedging activities[6]	$814	$454	$(1)	$(96)	$(280)	$(32)	$859

1    Represents the amortization/accretion of basis adjustments on closed hedge relationships.
2    Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract, which fluctuates with changes in the interest rate environment. The price alignment amount on derivatives that qualify for fair value hedge accounting is recorded in net interest income. The price alignment amount on economic derivatives is recorded in other income (loss).
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

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Years Ended
	December 31,
	2024	2023
Compensation and benefits	$78	$77
Contractual services	26	23
Professional fees	19	16
Other operating expenses	21	22
Total operating expenses	144	138
Voluntary community and housing contributions	68	47
Federal Housing Finance Agency	14	11
Office of Finance	10	8
Other, net	22	17
Total other expense	$258	$221

Other expense increased $37 million during 2024 when compared to 2023, primarily due to an increase in voluntary community and housing contributions of $21 million. Additionally, the increase during 2024 was driven by higher contract labor and consultant costs.

Supporting Housing and Community Investment

In addition to providing a readily available, competitively-priced source of funds to members, one of our core missions is to support affordable housing and community investment. To help fulfill that mission, we administer a number of programs, some of which are statutory while others are voluntary. These include grants through AHP to support low-to-moderate income households, as well as Community Investment Advances, which are discounted advances to support economical development and housing in the communities our members serve. In addition, we offer voluntary programs that provide grants and/or discounted advances to further support our mission.

We recognize statutory AHP assessment expense equal to 10 percent of our annual income subject to assessment (GAAP net income before interest expense related to MRCS and the assessment for AHP) and these funds are required to be granted in the subsequent year. AHP grants include performance-based criteria, which can result in the awards being disbursed over a period of several years or recaptured if performance under the award is not achieved. Refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Affordable Housing Program” for additional information about the statutory AHP expenses and related liability.

In addition to statutory AHP assessments, the FHLBanks stated in a March 2023 public comment letter to the Finance Agency that they were either already making or would be making voluntary contributions representing five percent or more of their earnings in support of affordable housing and community investment initiatives, collectively referred to as voluntary contributions. Although the FHLBanks did not collectively establish voluntary contribution targets in 2023 or 2022, we did make voluntary contributions in those years. For 2024, we committed at least five percent in voluntary contributions based on 2023 income.

The following table provides the calculation of our voluntary contribution target for the year ended December 31, 2024 (dollars in millions):

For the Year Ended
December 31,
2024
Prior year net income before assessment	$1,069
Adjustment:
Prior year interest expense on MRCS	1
Prior year net income subject to assessment	$1,070

Unadjusted voluntary contribution commitment (5%)	$54
Adjustment:
Adjustment for prior year voluntary contributions[1]	2
Voluntary contribution commitment target	$56
1    The income statement effects of our voluntary contributions reduce net income before assessments which, in turn, reduces the voluntary contributions in the subsequent year. In order to restore our voluntary contributions to the dollar amount it would be in the absence of these effects, we voluntarily contributed an additional amount to our voluntary affordable housing and community investment initiatives.

We provided voluntary initiatives in 2024 that support affordable housing and community investments, which are recorded within “Other expense” on our Statements of Income. The following table provides the components of how we fulfilled our voluntary contribution commitment for the years ended December 31, 2024 and 2023 (dollars in millions):

	For the Years Ended
	December 31,
	2024	2023
Voluntary contributions
Affordable housing	$51	$—
Voluntary AHP[1]	6	5
Community investment	4	37
Disaster relief and climate resiliency	—	5
Voluntary contribution fulfillment	$61	$47

Fulfillment, as a percent of prior year net income subject to assessment, as adjusted	5.5%	9.7%
1     Excludes $7 million of supplemental voluntary contributions to AHP. The income statement effects of the voluntary programs reduce net income before assessments which, in turn, reduces the statutory AHP assessment each year. Beginning in 2024, we committed to make supplemental voluntary contributions to AHP by an amount that equals what the statutory AHP assessment would be in the absence of these effects.

Based on the amount of net income subject to assessment in 2024, our five percent voluntary contribution commitment target for 2025 will be $54 million (excluding supplemental voluntary AHP contributions). Statutory AHP assessments of $102 million for 2024 are also expected to be awarded in 2025.

Affordable Housing Program Assessments

Annually, we must set aside for the AHP the greater of 10 percent of our annual income subject to assessment, or our prorated portion of the sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. For purposes of the required AHP assessment, income subject to assessments is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Agency.

The following table provides a calculation of the net income subject to assessment, adjusted for voluntary contribution fulfillment, to show how our supplemental voluntary AHP contribution restores the AHP amounts to 10 percent of earnings absent the five percent voluntary commitment fulfillment (dollars in millions):

For the Year Ended
December 31,
2024
Net income subject to statutory assessment	$1,016
Adjustment:
Voluntary commitment fulfillment, recognized in net income[1]	61
Supplemental AHP contributions for the current year[2]	7
Net income subject to assessment, as adjusted	$1,084
10% of net income subject to assessment, as adjusted[3]	$109

Statutory AHP assessments	$102
Supplemental voluntary AHP contributions for the current year[2]	7
Total statutory AHP assessment and supplemental voluntary AHP contributions for the current year	$109
1    Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Supporting Housing and Community Investment” for the composition of this amount.

2    Included in “Voluntary community and housing contributions” expense on the Statements of Income.

3    Represents the calculated amount of earnings that would be available for AHP assessment if we had not made voluntary contributions to other initiatives, which reduce net income before assessment which, in turn, reduces the statutory AHP assessment.

The AHP helps members to provide grants or subsidized advances to support the acquisition, development, or rehabilitation of affordable rental or owner-occupied housing. All operating and administrative costs for the AHP are included in our operating expenses, so all AHP contributions go directly to support affordable housing projects and eligible households. For the years ended December 31, 2024 and 2023, AHP contributions were used to award $103 million and $48 million in grants that funded 59 projects and 63 projects that provided approximately 2,100 and 2,500 units of affordable housing. In addition, during the years ended December 31, 2024 and 2023, a portion of AHP was allocated to our down payment products, which support homeownership for households with incomes at or below 80 percent of the area median, adjusted for family size. During the years ended December 31, 2024 and 2023, $11 million and $6 million of grants were disbursed to 800 and 841 eligible households, the majority of whom were first-time homebuyers.

STATEMENTS OF CONDITION

Financial Highlights

    Our total assets decreased to $165.3 billion at December 31, 2024, from $184.4 billion at December 31, 2023. Our total liabilities decreased to $155.8 billion at December 31, 2024, from $174.6 billion at December 31, 2023. Total capital decreased to $9.5 billion at December 31, 2024, from $9.8 billion at December 31, 2023. See further discussion of changes in our financial condition in the sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	December 31,
	2024	2023
Commercial banks	$43,653	$75,997
Savings institutions	1,770	1,359
Credit unions	12,941	13,458
Insurance companies	42,235	31,992
CDFIs	8	8
Total member advances	100,607	122,814
Housing associates	108	354
Non-member borrowers	15	53
Total par value	$100,730	$123,221

Our total advance par value decreased $22.5 billion, or 18 percent, at December 31, 2024, when compared to December 31, 2023. The decrease was primarily due to a decrease in borrowings by large depository institution members, offset in part by an increase in borrowings by insurance companies.

INTEREST RATE PAYMENT AND REDEMPTION TERMS

The following table summarizes advances by interest rate payment and redemption terms (dollars in millions):

	December 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Fixed rate
Due in one year or less	$39,832	40	$34,208	28
Due after one year through three years	20,417	20	21,473	17
Due after three years through five years	13,869	14	13,640	11
Due after five years through 15 years	4,096	4	2,160	2
Thereafter	14	—	21	—
Total par value	78,228	78	71,502	58
Variable rate
Due in one year or less	4,566	4	16,828	14
Due after one year through three years	3,970	4	773	—
Due after three years through five years	1,916	2	241	—
Due after five years through 15 years	750	1	953	1
Total par value	11,202	11	18,795	15
Variable rate, callable[1]
Due in one year or less	1,149	1	1,585	1
Due after one year through three years	4,083	4	5,423	5
Due after three years through five years	4,911	5	24,647	20
Total par value	10,143	10	31,655	26
Other[2]
Due in one year or less	192	—	270	—
Due after one year through three years	387	—	427	1
Due after three years through five years	418	1	350	—
Due after five years through 15 years	155	—	217	—
Thereafter	4	—	3	—
Total par value	1,156	1	1,267	1
Overdrawn demand deposit accounts	1	—	2	—
Total advance par value	100,730	100	123,221	100
Premiums	3		6
Discounts	(21)		—
Fair value hedging adjustments	(761)		(697)
Total	$99,951		$122,530
1    Callable advances are those advances that may be contractually prepaid by the borrower on predetermined dates without incurring prepayment or termination fees.
2    Includes fixed-rate amortizing and fixed-rate callable advances.

During the year ended December 31, 2024, the composition of our advance portfolio shifted to a higher concentration of fixed rate advances, primarily due to called longer-term variable rate advances, as well as the maturity of short-term variable rate advances. Fair value hedging adjustments changed $64 million at December 31, 2024 when compared to December 31, 2023, due primarily to the impact of interest rates on our cumulative fair value adjustments on advances in active hedge relationships. Beginning in 2024, we began offering a Habitat for Humanity® Advance Rate Discount program, a voluntary housing program, in which we recorded a discount on advances and a corresponding subsidy expense.

At December 31, 2024 and 2023, advances outstanding to our five largest member borrowers totaled $31.3 billion and $55.0 billion, representing 31 percent and 45 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at December 31, 2024 (dollars in millions):

	Amount	% of Total Advances
Athene Annuity and Life Company	$15,571	15
UBS Bank USA	4,101	4
Wells Fargo Bank, N.A.	4,000	4
Principal Life Insurance Company	3,950	4
EquiTrust Life Insurance Company	3,700	4
Total par value	$31,322	31

We evaluate advances for credit losses on a quarterly basis and have never experienced a credit loss on our advances. For additional discussion on our advance credit risk, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

    The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	December 31,
	2024	2023
Fixed rate conventional loans	$11,452	$9,506
Fixed rate government-insured loans	365	378
Total unpaid principal balance	11,817	9,884
Premiums	130	113
Discounts	(33)	(11)
Basis adjustments from mortgage loan purchase commitments	(13)	(13)
Total mortgage loans held for portfolio	11,901	9,973
Allowance for credit losses	(5)	(6)
Total mortgage loans held for portfolio, net	$11,896	$9,967

Our total mortgage loans increased $1.9 billion, or 19 percent, at December 31, 2024, when compared to December 31, 2023. The increase was primarily due to new loan purchases exceeding principal paydowns, driven in part by low prepayment activity as mortgage rates remain elevated.

REDEMPTION TERMS
The following table summarizes our fixed rate mortgage loans held for portfolio by redemption terms (dollars in millions):

	December 31,
Redemption Term	2024	2023
Due in one year or less	$364	$332
Due after one year through five years	1,525	1,386
Due after five years through fifteen years	4,021	3,532
Thereafter	5,907	4,634
Total unpaid principal balance	$11,817	$9,884

We evaluate mortgage loans for credit losses on a quarterly basis. For additional discussion on our mortgage loan credit risk, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Loans.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	December 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$4,096	8	$3,481	7
Securities purchased under agreements to resell	11,950	23	11,400	23
Federal funds sold	5,175	10	7,120	14
Total short-term investments	21,221	41	22,001	44
Long-term investments[2]
MBS
GSE single-family	564	1	633	1
GSE multifamily	18,984	36	17,955	36
U.S. obligations single-family[3]	5,202	10	4,399	9
Private-label residential	2	—	3	—
Total MBS	24,752	47	22,990	46
Non-MBS
U.S. Treasury obligations[3]	4,508	9	2,925	6
Other U.S. obligations[3]	161	—	396	1
GSE and TVA obligations	714	1	757	1
State or local housing agency obligations	528	1	489	1
Other[4]	148	1	270	1
Total non-MBS	6,059	12	4,837	10
Total long-term investments	30,811	59	27,827	56
Total investments	$52,032	100	$49,828	100

1    Short-term investments have original maturities equal to or less than one year.

2    Long-term investments have original maturities of greater than one year.

3    Represents investment securities backed by the full faith and credit of the U.S. Government.

4    Consists primarily of taxable municipal bonds.

Our investments increased $2.2 billion, or four percent, at December 31, 2024, when compared to December 31, 2023. The increase was driven by the purchase of agency MBS and U.S. Treasury obligations, partially offset by a decline in federal funds sold. At December 31, 2024 and December 31, 2023, we had agency MBS with a total par value of $162 million and $692 million that were traded but not yet settled. These investments were recorded as “Available-for-sale” on our Statements of Condition with a corresponding payable recorded in “Other liabilities.”

The Finance Agency limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. At December 31, 2024, our ratio of MBS to regulatory capital was 2.71 compared to 2.35 at December 31, 2023.

REDEMPTION TERMS AND YIELDS

The following table summarizes the carrying value and yield characteristics of our AFS and HTM investment portfolios on the basis of remaining terms to contractual maturity. Expected maturities of some securities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31,
	2024					2023
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
AFS securities
Non-MBS
Other U.S. obligations[1]	$59	$43	$—	$—	$102	$328
GSE and TVA obligations	10	26	10	263	309	344
State or local housing agency obligations	—	144	200	155	499	458
Other[2]	19	23	—	—	42	160
Total non-MBS	88	236	210	418	952	1,290
MBS
U.S. obligations single-family[1]	—	—	—	5,200	5,200	4,398
GSE single-family	—	—	3	192	195	180
GSE multifamily	704	2,119	15,483	678	18,984	17,955
Total MBS	704	2,119	15,486	6,070	24,379	22,533
Total AFS securities	792	2,355	15,696	6,488	25,331	23,823
HTM securities
Non-MBS
GSE and TVA obligations	233	—	68	57	358	364
State or local housing agency obligations	—	12	4	13	29	31
Total non-MBS	233	12	72	70	387	395
MBS
U.S. obligations single-family[1]	—	—	—	2	2	1
GSE single-family	—	12	41	316	369	453
Private-label	—	1	1	—	2	3
Total MBS	—	13	42	318	373	457
Total HTM securities	$233	$25	$114	$388	$760	$852

Weighted-average yields on:
AFS securities[3]	4.86%	4.60%	4.06%	5.37%
HTM securities[3]	4.45%	3.99%	4.71%	5.03%

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

INTEREST RATE PAYMENT TERMS

The following table summarizes the interest rate payment terms of investment securities (dollars in millions):

	December 31,
	2024	2023
Trading securities at fair value
Fixed rate	$4,720	$3,152
Total trading securities	$4,720	$3,152

AFS securities at amortized cost
Fixed rate	$18,474	$17,485
Variable rate	6,884	6,516
Total AFS securities	$25,358	$24,001

HTM securities at amortized cost
Fixed rate	$431	$452
Variable rate	329	400
Total HTM securities	$760	$852
We evaluate investments for credit losses on a quarterly basis. For additional discussion on our investment credit risk, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”

Consolidated Obligations

    Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At December 31, 2024 and 2023, the carrying value of consolidated obligations for which we are primarily liable totaled $153.3 billion and $171.5 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	December 31,
	2024	2023
Par value	$65,250	$55,288
Discounts and concession fees[1]	(586)	(736)
Fair value option adjustments	16	(15)
Total	$64,680	$54,537

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes increased $10.1 billion, or 19 percent, at December 31, 2024, when compared to December 31, 2023. During the year ended December 31, 2024, we continued to utilize discount notes primarily to fund our short-term assets and/or meet our liquidity requirements. Unamortized discounts outstanding at December 31, 2024, were lower than the prior year-end despite an increase in total par value due primarily to less average remaining time to maturity on our discount notes. Fair value option adjustments changed $31 million at December 31, 2024, when compared to December 31, 2023, driven primarily by the interest rate environment.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	December 31,
	2024	2023
Par value	$88,588	$116,963
Premiums	30	52
Discounts and concession fees[1]	(25)	(29)
Fair value hedging adjustments	(22)	(25)
Total	$88,571	$116,961

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds decreased $28.4 billion, or 24 percent, at December 31, 2024, when compared to December 31, 2023. The decrease was primarily driven by a reduction in total assets and increased utilization of discount notes relative to bonds. Although the balance declined from the prior year-end, during 2024, we continued to utilize bonds in an effort to capture attractive funding and/or meet our liquidity requirements.

INTEREST RATE PAYMENT TERMS
Bonds are issued with either a fixed or variable rate, such as SOFR. The following table summarizes our bonds by interest rate payment terms (dollars in millions):

	December 31,
	2024	2023
Fixed rate	$34,935	$63,477
Simple variable rate	53,653	53,486
Total par value	$88,588	$116,963

For additional information on our consolidated obligations, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Deposits

Deposits represent a small portion of our funding, totaling $1.3 billion at December 31, 2024, an increase of $275 million, or 26 percent, from December 31, 2023. All of our deposits are uninsured and the balance of deposits varies depending on market factors, such as the attractiveness of our deposit pricing relative to rates available on alternative money market instruments, our members’ investment preferences and the availability of alternative short-term investments, and our members’ liquidity levels.

Interest-bearing demand and overnight deposits pay interest based on a daily interest rate. The average balances of demand and overnight deposits were $1.0 billion, $1.0 billion, and $1.4 billion, and the weighted-average interest rates paid on demand and overnight deposits were 4.15 percent, 4.07 percent, and 0.83 percent during the years ended December 31, 2024, 2023, and 2022. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average balances of term deposits were $230 million, $171 million, and $185 million, and the weighted-average interest rates paid on term deposits were 5.19 percent, 4.97 percent, and 1.17 percent during the years ended December 31, 2024, 2023, and 2022.

The following table summarizes our uninsured term deposits (dollars in millions):

	December 31,
	2024	2023
Three months or less	$6	$26
Over three months through six months	1	1
Over six months through 12 months	2	—
Total	$9	$27

Capital

The following table summarizes information on our capital (dollars in millions):

	December 31,
	2024	2023
Capital stock	$5,989	$6,873
Retained earnings	3,491	3,138
Accumulated other comprehensive income (loss)	(29)	(180)
Total capital	$9,451	$9,831

Our capital decreased $380 million, or four percent, at December 31, 2024, when compared to December 31, 2023. The decline was primarily due to a decrease in activity-based capital stock resulting from a decrease in advance balances, offset in part by an increase in retained earnings. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for additional information on our capital.

Derivatives

    We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	December 31,
	2024	2023
Interest rate swaps
Noncallable	$146,567	$133,720
Callable by counterparty	8,335	32,284
Total interest rate swaps	154,902	166,004
Forward settlement agreements	91	115
Mortgage loan purchase commitments	101	112
Total notional amount	$155,094	$166,231

The notional amount of our derivative contracts decreased $11.1 billion, or seven percent, at December 31, 2024, when compared to December 31, 2023. This was primarily due to a decrease in callable swaps on consolidated obligation bonds, offset in part by increased utilization of non-callable swaps to hedge our advances in an effort to manage our interest rate risk. For additional discussion regarding our use of derivatives, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During 2024, proceeds from the issuance of bonds and discount notes were $55.9 billion and $1,688.5 billion compared to $139.3 billion and $1,653.5 billion in 2023. During 2024, we increased our utilization of consolidated obligation discount notes relative to bonds in an effort to capture attractive funding and/or meet our liquidity requirements.

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of February 28, 2025, our consolidated obligations remained rated AA+/A-1+ with a stable outlook by S&P, Aaa/P-1 with a negative outlook by Moody’s, and AA+ with a stable outlook by Fitch Ratings. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors.”

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At December 31, 2024 and 2023, the total par value of outstanding consolidated obligations for which we are primarily liable was $153.8 billion and $172.2 billion. At December 31, 2024 and 2023, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was $1,039.2 billion and $1,032.1 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President and CEO or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of February 28, 2025, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

    We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During 2024, repayments of consolidated obligations totaled $1,763.1 billion compared to $1,775.5 billion in 2023.

During 2024, advance disbursements (excluding daily renewals) totaled $406.0 billion compared to $580.7 billion in 2023. Advance disbursements will vary from period to period depending on member needs and decreased during 2024 due primarily to decreased member utilization of short-term advances. During 2024, investment purchases (excluding overnight investments) totaled $7.9 billion compared to $12.8 billion in 2023, a decrease due primarily to fewer purchases of agency MBS.

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

Liquidity Guidance AB – This guidance requires us to maintain sufficient liquidity for a period of 10 to 30 calendar days. The base case scenario requires 20 days of positive daily cash balances and assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including large highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. At December 31, 2024 and 2023, we were in compliance with this base case liquidity guidance.

The Liquidity Guidance AB also specifies appropriate funding gap limits to address the risks associated with an FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of total assets. The guidance provides recommended funding gap maximums of negative 15 percent at the three-month horizon and negative 30 percent at the one-year horizon. At December 31, 2024 and 2023, we adhered to these funding gap requirements.

Liquidity Reserves for Deposits – We are required to have advances with maturities not to exceed five years, deposits in banks or trust companies, or obligations of the U.S. Treasury in an aggregate amount greater than or equal to members’ current deposits available at all times. At December 31, 2024 and 2023, we were in compliance with this liquidity guidance.

Unpledged Qualifying Assets – We are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2024	2023
Qualifying assets free of lien or pledge	$163.8	$182.9
Consolidated obligations outstanding	153.3	171.5
Excess liquidity	$10.5	$11.4

Capital

CAPITAL REQUIREMENTS

    We are subject to certain regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operational risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as the amounts paid-in for Class B capital stock (including MRCS), and retained earnings can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes all Class B capital stock (including MRCS) and retained earnings. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At December 31, 2024 and 2023, we did not hold any nonpermanent capital. At December 31, 2024 and 2023, we were in compliance with all three of the Finance Agency’s regulatory capital requirements.

In addition to the requirements previously discussed, the Capital Stock AB requires each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets. For purposes of the Capital Stock AB, capital stock includes MRCS. The capital stock to total assets ratio is measured on a daily average basis at month end. At December 31, 2024 and 2023, we were in compliance with the Capital Stock AB.

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

Regulatory Capital Stock
The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	December 31,
	2024	2023
Commercial banks	$2,804	$4,172
Savings institutions	122	102
Credit unions	928	919
Insurance companies	2,134	1,679
CDFIs	1	1
Total GAAP capital stock	5,989	6,873
MRCS	9	12
Total regulatory capital stock	$5,998	$6,885
The decrease in regulatory capital stock at December 31, 2024, when compared to December 31, 2023, was primarily due to a decrease in activity-based capital stock resulting from a decline in advance balances. For additional information on our capital stock, refer to “Item 8. Financial Statements and Supplementary Data — Note 11 — Capital.”

RETAINED EARNINGS
Our risk management policies outline a targeted level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this targeted level and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve this level of retained earnings. At December 31, 2024 and 2023, our actual retained earnings exceeded our targeted level of retained earnings.
Under the JCE Agreement with all of the other FHLBanks, we are required to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of our average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At December 31, 2024 and 2023, our restricted retained earnings account totaled $1.1 billion and $0.9 billion. One percent of our average balance of outstanding consolidated obligations for the three months ended December 31, 2024, was $1.6 billion.
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
The following table summarizes dividend-related information (dollars in millions):

	For the Years Ended
	December 31,
	2024	2023
Aggregate cash dividends paid[1]	$561	$442
Effective combined annualized dividend rate paid on capital stock[2]	8.64%	6.90%
Annualized dividend rate paid on membership capital stock	5.39%	3.00%
Annualized dividend rate paid on activity-based capital stock	9.31%	8.04%
Average SOFR	5.15%	5.01%

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

For a discussion of recently adopted or issued accounting standards, refer to “Item 8. Financial Statements and Supplementary Data — Note 2 — Recently Adopted and Issued Accounting Guidance.” For additional information on our fair value estimates, refer to “Item 8. Financial Statements and Supplementary Data — Note 1 — Summary of Significant Accounting Policies.”

Fair Value Measurements

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

We categorize our financial instruments carried at fair value into a three-level hierarchy. The hierarchy is based upon the observability of inputs used to value the asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. At December 31, 2024 and 2023, we did not carry any financial assets or liabilities, measured on a recurring basis, at fair value on our Statements of Condition based on unobservable inputs.

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
Throughout 2024, there were no material changes in our valuation techniques or primary inputs used to develop fair value measurements for investment securities or derivatives. Further, the risk profile and composition of these instruments did not materially change when compared to prior year. Refer to “Item 8. Financial Statements and Supplementary Data — Note 12 — Fair Value” for additional discussion on our fair value measurements, including the quantitative impact these fair value estimates had on our financial statements and disclosures at December 31, 2024 and 2023.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Regulatory Environment

Certain actions by the current federal executive administration suggest our regulatory environment is changing. For example, on January 20, 2025, the administration ordered all executive departments and agencies to, among other things, not propose or issue any rule until a department or agency head appointed or designated by the president reviews and approves the rule. This order applies to proposed rules, among other regulatory actions, including those discussed in this Legislative and Regulatory Developments section. As a result, there is uncertainty with respect to the ultimate result of the impacted regulatory actions and their ultimate effects on us and the FHLBank System.

Finance Agency’s Review and Analysis of the FHLBank System

On November 7, 2023, the Finance Agency issued a written report titled “FHLBank System at 100: Focusing on the Future,” (System at 100 Report) presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The System at 100 Report focuses on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure and governance. The Finance Agency has stated that it expects to continue a multi-year, collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the System at 100 Report and has stated it can implement some of the recommendations through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action.

The Finance Agency has since issued rulemakings and requests for input and made legislative recommendations for the FHLBank System in its 2023 Report to Congress issued on June 14, 2024, consistent with proposed plans and actions included in the System at 100 Report.

We are not able to predict what actions, if any, will ultimately result from the Finance Agency’s recommendations in the System at 100 Report, the timing of any such actions, the extent of any changes to us or the FHLBank System, or the ultimate effect on us or the FHLBank System of any such actions. For discussion of the related risks, see “Item 1A. Risk Factors.”

Advisory Bulletin on Federal Home Loan Bank System Climate-Related Risk Management

On September 30, 2024, the Finance Agency issued an advisory bulletin setting forth the Finance Agency’s expectation that each FHLBank should integrate climate-related risk management into its existing enterprise risk management framework over time. The advisory bulletin provides that an effective framework should address climate-related risk governance, such as selection of the related risk appetite and setting strategy and objectives, establishing and implementing plans to mitigate, monitor and report material exposures to such risks, and establishing roles and responsibilities for the board of directors and management. The advisory bulletin requires the FHLBanks to establish metrics that track exposure to climate-related risks and collect related data to quantify risk exposures, conduct climate-related scenario analyses, implement processes to report and communicate climate-related risks to internal stakeholders, and have a plan to respond to natural disasters and support climate resiliency. We continue to evaluate the potential impact of the advisory bulletin on us and our operations.

Relatedly, we continue to monitor developments relevant to the SEC’s final rule on the enhancement and standardization of climate-related disclosures and note recent statements from the Acting Chairman of the SEC that indicate the SEC could take steps to rescind the rule. We also continue to monitor the status of certain climate-related state laws to assess their possible impacts on us.

Advisory Bulletin on FHLBank Member Credit Risk Management

On September 27, 2024, the Finance Agency issued an advisory bulletin setting forth the Finance Agency’s expectations that an FHLBank’s underwriting and credit decisions should reflect a member’s financial condition and not rely solely on the collateral securing the member’s credit obligations. The advisory bulletin provides guidance for the FHLBanks to implement policies for credit risk governance, member credit assessment and monitoring of credit conditions, among other considerations. It also provides guidance on the oversight of members in financial distress by recommending implementation of escalation policies, processes for coordination with members’ prudential regulators and management policies addressing default, failure, and insolvency situations. While we are in the process of implementing appropriate adjustments to our relevant policies and procedures, we do not expect that this guidance will impact our role as a reliable source of liquidity for our members.

Finance Agency Final Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans

On May 16, 2024, the Finance Agency published its final rule that specifies requirements related to FHLBanks’ compliance with fair housing and fair lending laws and related regulations, including the Fair Housing Act and the Equal Credit Opportunity Act, and prohibitions on unfair or deceptive acts or practices under the Federal Trade Commission Act. The final rule (i) addresses the enforcement authority of the Finance Agency; (ii) articulates standards related to oversight of fair housing, fair lending, and principles of equitable housing by FHLBank boards of directors; and (iii) requires each FHLBank to annually report actions it voluntarily takes to address barriers to sustainable housing opportunities for underserved communities (Equitable Housing Report Requirements). The final rule became effective on July 15, 2024, except that the Equitable Housing Report Requirements will become effective on February 15, 2026. The Finance Agency has since issued advisory bulletins setting forth its expectations regarding the FHLBanks’ compliance with the final rule. We have taken steps to comply with the requirements of this rule and related advisory bulletin and expect to continue to make progress in these efforts over time, and we continue to evaluate their potential impacts on our business.

Agreements Regarding Process to End the Conservatorships of Fannie Mae and Freddie Mac (the Enterprises)

The Enterprises have been in conservatorship since September 2008. On January 2, 2025, the Finance Agency and the U.S. Department of the Treasury entered into certain agreements, one of which, among other things, sets out a process that would govern the resolution of the conservatorships of the Enterprises other than in the instances of receivership of the Enterprises.

The resolution of the Enterprises’ conservatorships could result in heightened competition with the Enterprises for the purchase of mortgage loans, which could result in a reduction of our opportunities to profitably purchase mortgage loans. Resolution of the conservatorships could also result in a competitive advantage to the Enterprises in the issuance of unsecured debt relative to the FHLBanks, thereby resulting in less favorable debt funding costs. We cannot predict whether or when the Enterprises’ conservatorships will ultimately be resolved, but we continue to monitor developments.

Proposed Rule on FHLBank System Boards of Directors and Executive Management

On November 4, 2024, the Finance Agency published a notice of proposed rulemaking that would revise regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance. If adopted as proposed, the proposed rule would, among other things: (1) affect director compensation by allowing the Director of the Finance Agency to establish an annual amount of director compensation that the Director determines is reasonable; (2) require us to complete and submit background checks to the Finance Agency on every nominee for a directorship; (3) change public interest independent director qualifications, in part by requiring a person to have advocated for, or otherwise acted primarily on behalf of or for the direct benefit of, consumers or the community to meet the representation requirement; (4) expand the list of qualifying experiences for all regular independent directors to include artificial intelligence, information technology and security, climate-related risk, CDFI business models, and modeling; and (5) establish a review process for director performance and participation, together with a process for removing Bank directors for cause. Other proposed revisions address, among other things, Bank conflicts of interest policies, covering all Bank employees, including specific limitations on executive officers and senior management, and record retention.

Several of the proposed revisions could result in significant changes to the nomination, election, and retention of our board of directors. Additional director eligibility requirements and limitations on, and potential reductions or limitations to, director compensation resulting from the proposed rule could hinder our ability to recruit and retain the talent and expertise that are critical to our ability to satisfy our mission, particularly given the growing complexities of the finance industry. We continue to consider the potential effects of the proposed rule.

OFF-BALANCE SHEET ARRANGEMENTS
In the ordinary course of business, we engage in financial transactions that, in accordance with GAAP, are not recorded on our Statements of Condition or may be recorded on our Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. For additional information on our off-balance sheet arrangements, refer to “Item 8 — Financial Statements and Supplementary Data — Note 13 — Commitments and Contingencies.”

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

We monitor and manage to MVE policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. At December 31, 2024 and 2023, we were in compliance with all MVE policy limits.

MVCS represents our MVE divided by the total outstanding shares of our capital stock (including MRCS). To ensure we remain adequately capitalized, we must ensure our MVCS remains at or above our $100 par value.

The following tables show our base case and change from base case MVE in percent change, MVE policy limits, and MVCS, assuming instantaneous parallel changes in interest rates at December 31, 2024 and 2023:

	MVE Assuming Parallel Changes (dollars in millions)
	Down 200	Down 100	Base Case	Up 100	Up 200
2024	$9,553	$9,498	$9,400	$9,280	$9,148
2023	$10,154	$9,955	$9,748	$9,548	$9,344

	% Change from Base Case
	Down 200	Down 100	Base Case	Up 100	Up 200
2024	1.6%	1.0%	—%	(1.3)%	(2.7)%
2023	4.2%	2.1%	—%	(2.0)%	(4.1)%

	Policy Limits (declines from base case)
	Down 200[1]	Down 100	Base Case	Up 100	Up 200
2024 and 2023	(7.5)%	(4.0)%	—%	(4.0)%	(7.5)%

	MVCS Assuming Parallel Changes (dollars per share)
	Down 200	Down 100	Base Case	Up 100	Up 200
2024	$159.3	$158.4	$156.7	$154.7	$152.5
2023	$147.5	$144.6	$141.6	$138.7	$135.7

1    The down 200 basis point policy limit is suspended when the 10-year swap rate falls below a threshold for five consecutive days. At December 31, 2024 and 2023, the threshold was 1.50 percent and the 10-year swap rate was above this level; as such, the associated policy limits were in effect.

The following tables show our base case and change from base case MVE in percent change, MVE policy limits, and MVCS, assuming instantaneous non-parallel changes in interest rates at December 31, 2024 and 2023:

	MVE Assuming Non-Parallel Changes (dollars in millions)
	Down 200	Down 100	Base Case	Up 100	Up 200
2024	$9,549	$9,490	$9,400	$9,279	$9,141
2023	$9,862	$9,816	$9,748	$9,667	$9,566

	% Change from Base Case
	Down 200	Down 100	Base Case	Up 100	Up 200
2024	1.6%	1.0%	—%	(1.3)%	(2.8)%
2023	1.2%	0.7%	—%	(0.8)%	(1.9)%

	Policy Limits (declines from base case)
	Down 200[1]	Down 100	Base Case	Up 100	Up 200
2024 and 2023	(7.5)%	(4.0)%	—%	(4.0)%	(7.5)%

	MVCS Assuming Non-Parallel Changes (dollars per share)
	Down 200	Down 100	Base Case	Up 100	Up 200
2024	$159.2	$158.2	$156.7	$154.7	$152.4
2023	$143.2	$142.6	$141.6	$140.4	$138.9

1    The down 200 basis point policy limit is suspended when the 10-year swap rate falls below a threshold for five consecutive days. At December 31, 2024 and 2023, the threshold was 1.50 percent and the 10-year swap rate was above this level; as such, the associated policy limits were in effect.

Our base case MVE decreased at December 31, 2024, when compared to December 31, 2023, and the decline between periods was primarily due to lower asset balances resulting from decreased invested capital, specifically activity-based capital stock. Our base case MVCS increased at December 31, 2024, when compared to December 31, 2023, was primarily attributable to the redemption of activity-based capital stock at par value, which is below our current MVCS value.

PROJECTED 24-MONTH INCOME

The projected 24-month income simulation measures our short-term earnings forecast over a two-year horizon based on forward interest rates and business assumptions. Our primary measure of profitability is the spread between projected AROCS and average SOFR. In this measure, AROCS adjusts GAAP net income for certain non-routine or unpredictable items, including, but not limited to, market adjustments relating to derivative and hedging activities and instruments held at fair value, net asset prepayment fee income, MRCS interest expense, debt extinguishment gains (losses), and other non-routine items, if applicable.

We monitor and manage to policy limits, which are based on the spread between our projected AROCS and average SOFR in parallel and non-parallel interest rate change scenarios. Additionally, there is a limit on the decline in projected AROCS from base case AROCS for certain basis shock scenarios to limit basis risk exposure. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. We were in compliance with all projected 24-month income policy limits at December 31, 2024 and 2023.
The following tables show our projected 24-month ROACS spread to average SOFR and associated policy limits, assuming instantaneous parallel shifts in interest rates at December 31, 2024 and 2023:

	Projected AROCS Spread to SOFR
	Down 200	Down 100	Base Case	Up 100	Up 200
2024	7.60%	8.27%	8.60%	8.81%	9.00%
2023	7.47%	7.16%	6.77%	6.31%	5.79%

	Policy Limits[1]
	Down 200[3]	Down 100	Base Case	Up 100	Up 200
2024 and 2023	1.75%	1.75%	—%	1.75%	1.75%
1    The down 200 basis point policy limit is suspended when the 10-year swap rate falls below a threshold for five consecutive days. At December 31, 2024 and 2023, the threshold was 1.50 percent and the 10-year swap rate was above this level; as such, the associated policy was in effect.
The following tables show our projected 24-month AROCS spread to average SOFR and associated policy limits, assuming instantaneous non-parallel shifts in interest rates at December 31, 2024 and 2023:

	Projected AROCS Spread to SOFR
	Down 100	Base Case	Up 100
2024	8.41%	8.60%	8.60%
2023	6.69%	6.77%	6.77%

	Policy Limits
	Down 100	Base Case	Up 100
2024 and 2023	1.75%	—%	1.75%

The following tables show our change from base projected 24-month AROCS for index specific shock scenarios and our associated policy limits at December 31, 2024 and 2023:

Projected AROCS
% Change from Base Case
2024	(0.19)%
2023	(0.13)%

Policy Limit
Base Case
2024 and 2023	(1.75)%

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
The following table summarizes our interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, hedge accounting designation, and notional amount (dollars in millions):

			December 31,
Hedged Item / Hedging Instrument	Hedging Strategy	Hedge Accounting Designation	2024 Notional Amount	2023 Notional Amount
Advances
Pay-fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$58,344	$45,021
Investments
Pay-fixed, receive floating interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Fair Value	18,741	17,146
		Economic	4,814	3,239
Mortgage Loans
Mortgage loan purchase commitment	Represents a stand-alone derivative that exposes us to fair value risk due to the fixed rate purchase commitment.	Economic	101	112
Forward settlement agreement	Protects against changes in market value of fixed rate mortgage loan purchase commitments resulting from changes in interest rates.	Economic	91	115
Bonds
Receive-fixed or structured, pay floating interest rate swap (without options)	Converts the bond’s fixed or structured rate to a variable rate index.	Fair Value	13,750	20,502
Receive-fixed or structured, pay floating interest rate swap (with options)	Converts the bond’s fixed or structured rate to a variable rate index and offsets option risk in the bond.	Fair Value	8,335	30,284
Discount Notes
Receive-fixed, pay-float interest rate swap	Converts the discount note’s fixed rate to a variable rate index.	Economic	50,918	47,812
Offsetting Positions
Pay-fixed, receive-float interest rate swap and receive-fixed, pay-float interest rate swap	Represents offsetting positions on interest rate swaps.	Economic	—	2,000
Total			$155,094	$166,231

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

Liquidity Risk

We define liquidity risk as the risk that we will be unable to meet our financial obligations as they come due or meet the credit needs of our members in a timely and cost-efficient manner. To manage this risk, we maintain liquidity in accordance with Finance Agency regulations. For additional information on our compliance with these requirements, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Liquidity Requirements.”

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

We are required by regulation to evaluate our members’ creditworthiness and ability to repay, and to obtain sufficient collateral to fully secure our advances, standby letters of credit, and other extensions of credit to borrowers (collectively, credit products). The estimated value of the collateral required to secure each borrower’s credit products is calculated by applying loan-to-value discounts, or haircuts, to the unpaid principal or market value, as applicable, of the collateral. We also have policies and procedures for validating the reasonableness of our collateral valuations. In addition, we perform collateral verifications and on-site reviews based on the risk profile of the borrower. Management believes that these policies effectively manage our credit risk from advances.

    At December 31, 2024 and 2023, borrowers pledged $388.8 billion and $380.7 billion of collateral (net of applicable discounts) to support activity with us, including advances. At December 31, 2024 and 2023, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

The following table shows the amount of collateral pledged to us (net of applicable discounts) (dollars in billions):

	December 31, 2024
Collateral Type	Discount Range[1]	Amount	% of Total
Single-family loans	22-44	$198.9	51
Multi-family loans	40	28.1	8
Other real estate	30-56	113.4	29
Securities
Cash, agency securities and residential MBS	0-28	35.5	9
Commercial MBS	16	8.3	2
Government-insured loans	15-25	1.0	—
Secured small business and agri-business loans	40	3.6	1
Total		$388.8	100

1    Represents the discount or the range of discounts applied to the unpaid principal balance or market value of collateral pledged.

    We evaluate advances for credit losses on a quarterly basis and have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of December 31, 2024 and 2023. Refer to “Item 8. Financial Statements and Supplementary Data — Note 5 — Advances” for additional information on our eligible collateral types, collateral practices, and allowance for credit losses.

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

The following table presents the unpaid principal balance of our mortgage loans by product type (dollars in millions):

	December 31,
Product Type	2024	2023
Conventional	$11,452	$9,506
Government	365	378
Total unpaid principal balance	$11,817	$9,884

We manage the credit risk on mortgage loans by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our PFIs, and (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs.

We evaluate mortgage loans for credit losses on a quarterly basis and establish an allowance for credit losses to reflect management’s estimate of expected credit losses inherent in the portfolio. At December 31, 2024 and 2023, the allowance for credit losses on our conventional mortgage loans was $5 million and $6 million. At December 31, 2024, over 99 percent of our conventional loan portfolio was performing (i.e. current payment status) and charge-offs recorded during the year ended December 31, 2024, were less than one percent of the total conventional portfolio.

We have never experienced a credit loss on our government-insured mortgage loans. At December 31, 2024 and 2023, we determined no allowance for credit losses was necessary on our government-insured mortgage loans.

Refer to “Item 8. Financial Statements and Supplementary Data — Note 6 — Mortgage Loans Held for Portfolio” for additional information on our allowance for credit losses and the payment status of our conventional mortgage loans.

The following table presents supplemental information on our mortgage loans (dollars in millions):

	December 31,
Unpaid Principal Balance	2024	2023
Average mortgage loans outstanding during the period	$10,808	$8,944
Mortgage loans held for portfolio	11,817	9,884
Non-accrual loans	48	40
Allowance for credit losses on mortgage loans held for portfolio	(5)	(6)
Net charge-offs (recoveries)[1]	—	—

Ratio of net charge-offs (recoveries) to average mortgage loans outstanding during the period[1]	—%	—%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.04%	0.07%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.41%	0.40%
Ratio of allowance for credit losses to non-accrual loans	9.44%	16.64%

1     Net charge-offs and recoveries were less than $1 million at both December 31, 2024 and 2023.

The following table shows our conventional mortgage loans by FICO® score. All percentages are calculated based on unpaid principal balances as of the period end.

FICO® Score[1]	December 31, 2024
620 to < 660	4%
660 to < 700	12
700 to < 740	20
>= 740	64
Total	100%
Weighted average FICO score	750
1    Represents the lowest original FICO® score of the borrowers and co-borrowers.

The following table shows our conventional mortgage loans by loan-to-value ratio. All percentages are calculated based on unpaid principal balances as of the period end.

Loan-to-Value[1]	December 31, 2024
<= 60%	13%
> 60% to 70%	12
> 70% to 80%	47
> 80% to 90%[2]	13
> 90%[2]	15
Total	100%
Weighted average loan-to-value	77%
1    Represents the loan-to-value at origination for the related loan.

2    These conventional loans were required to have PMI at origination.

The following table shows the five largest state concentrations of our conventional mortgage loan portfolio. All percentages are calculated based on unpaid principal balances as of the period end.

December 31, 2024
Iowa	22%
Missouri	21
Minnesota	20
South Dakota	8
Idaho	6
All others	23
Total	100%

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

Finance Agency regulations also limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At December 31, 2024, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

In addition, Finance Agency regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of regulatory capital and the counterparty’s overall credit rating. Under these regulations, the level of regulatory capital is determined as the lesser of our total regulatory capital or the amount of regulatory capital of the counterparty. The amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for extensions of unsecured credit, excluding overnight federal funds sold, ranges from one to 15 percent based on the counterparty’s credit rating. Our total unsecured exposure to a counterparty, including overnight federal funds sold, may not exceed twice that amount, or a total of two to 30 percent of the amount of regulatory capital, based on the counterparty’s credit rating. At December 31, 2024, we were in compliance with the regulatory limits established for unsecured credit.

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

At December 31, 2024, our unsecured short-term investment exposure consisted of overnight interest-bearing deposits and federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile (excluding accrued interest receivable) (dollars in millions):

	December 31, 2024
	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
Domestic	$1,000	$3,095	$4,095
U.S. branches and agency offices of foreign commercial banks
Australia	1,390	—	1,390
Belgium	—	200	200
Canada	—	1,520	1,520
Finland	765	—	765
France	—	250	250
Germany	400	—	400
Netherlands	—	650	650
Total U.S. branches and agency offices of foreign commercial banks	2,555	2,620	5,175
Total unsecured short-term investment exposure	$3,555	$5,715	$9,270

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

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2024
	Credit Rating[1]
	AAA	AA	A	BBB	Unrated	Total
Interest-bearing deposits[2]	$—	$1,001	$3,095	$—	$—	$4,096
Securities purchased under agreements to resell	—	2,000	2,750	—	7,200	11,950
Federal funds sold	—	2,555	2,620	—	—	5,175
Investment securities:
MBS
GSE single-family	—	564	—	—	—	564
GSE multifamily	—	18,984	—	—	—	18,984
U.S. obligations single-family[3]	—	5,202	—	—	—	5,202
Private-label residential	—	—	1	1	—	2
Total MBS	—	24,750	1	1	—	24,752
Non-MBS
U.S. Treasury obligations[3]	—	4,508	—	—	—	4,508
Other U.S. obligations[3]	—	161	—	—	—	161
GSE and TVA obligations	—	714	—	—	—	714
State or local housing agency obligations	393	135	—	—	—	528
Other[4]	130	18	—	—	—	148
Total non-MBS	523	5,536	—	—	—	6,059
Total investments	$523	$35,842	$8,466	$1	$7,200	$52,032

1    Represents either the lowest credit rating available for each investment based on an NRSRO, or the guarantor credit rating, if applicable. In instances where an NRSRO rating or guarantor rating is not available for the investment, the investment is classified as unrated.

2    Balance includes $1 million of interest-bearing deposits with another FHLBank. These investments are rated AA, based on the credit rating of the FHLBank System.

3    Represents investment securities backed by the full faith and credit of the U.S. Government.

4    Consists primarily of taxable municipal bonds.

We evaluate investments for credit losses on a quarterly basis. At December 31, 2024 and 2023, we determined no allowance for credit losses was necessary on our investments. Refer to “Item 8. Financial Statements and Supplementary Data — Note 4 — Investments” for additional information our allowance for credit losses.

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

Uncleared Derivatives. Uncleared derivative transactions executed on or after September 1, 2022 are subject to two-way initial margin requirements as mandated by the Dodd-Frank Act, if our aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of February 28, 2025, we were not required to post initial margin on our uncleared derivative transactions in accordance with the noted regulation. Uncleared derivative agreements are also fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the CFTC. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our uncleared derivative agreements.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	December 31, 2024
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Non-cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A	$1,909	$3	$(2)	$—	$1
BBB[2]	686	9	(9)	—	—
Cleared derivative[3]	145,734	18	785	533	1,336
Liability positions with credit exposure
Uncleared derivatives
A2	1,310	(4)	4	—	—
Total derivative positions with credit exposure to non-member counterparties	149,639	26	778	533	1,337
Member institutions[2,4]	27	—	—	—	—
Total	149,666	$26	$778	$533	$1,337
Derivative positions without credit exposure	5,428
Total notional	$155,094

1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.

2    Net credit exposure is less than $1 million.

3    Represents derivative transactions cleared with CME Clearing and LCH Ltd, our clearinghouses. CME Clearing is not rated, but its parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by S&P at December 31, 2024. LCH Ltd. was rated AA- by S&P at December 31, 2024.

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

Model Risk

We define model risk as the risk of adverse consequences from decisions due to model utilization. Throughout the course of our day-to-day activities, we utilize external and internal pricing and financial models as important inputs into business and risk management decision-making processes.
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

DEI Risk

We define DEI risk as the risk of not achieving the key objectives in our DEI Plan. The DEI Plan is internally developed to outline DEI-related goals, help achieve our SBP, and comply with all Finance Agency regulations. We actively monitor progress against the goals established in our DEI Plan. The OMWI maintains collaborative lines of communication with our Board of Directors, executive team, business units, and the compliance risk and internal audit departments in an effort to ensure the appropriate level of risk is maintained.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Des Moines

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Des Moines (the "Bank") as of December 31, 2024 and 2023, and the related statements of income, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "financial statements"). We also have audited the Bank's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Bank’s financial statements and on the Bank's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Bank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Interest-Rate Derivatives and Related Hedged Items

As described in Notes 7 and 12 to the financial statements, the Bank uses derivatives to manage its exposure to interest-rate risks and to reduce funding costs, among other objectives. The total notional amount of derivatives as of December 31, 2024 was $155 billion, of which 64 percent were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2024 was $804 million and $6 million, respectively. The fair values of interest-rate derivatives and related hedged items are generally estimated using standard valuation techniques such as discounted cash flow analyses and comparisons to similar instruments. The discounted cash flow model uses market-observable inputs, such as discount rate, forward interest rate, and volatility assumptions.

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
Chicago, Illinois
March 7, 2025

We have served as the Bank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)

	December 31,
	2024	2023
ASSETS
Cash and due from banks (Note 3)	$41	$31
Interest-bearing deposits (Note 4)	4,096	3,481
Securities purchased under agreements to resell (Note 4)	11,950	11,400
Federal funds sold (Note 4)	5,175	7,120
Investment securities (Note 4)
Trading securities (includes $533 and $0 pledged as collateral that may by repledged)	4,720	3,152
Available-for-sale securities (amortized cost of $25,358 and $24,001)	25,331	23,823
Held-to-maturity securities (fair value of $757 and $850)	760	852
Total investment securities	30,811	27,827
Advances (Note 5)	99,951	122,530
Mortgage loans held for portfolio, net of allowance for credit losses of $5 and $6 (Note 6)	11,896	9,967
Accrued interest receivable	400	582
Derivative assets, net (Note 7)	804	1,267
Other assets, net	129	201
TOTAL ASSETS	$165,253	$184,406
LIABILITIES
Deposits (Note 8)
Interest-bearing	$1,195	$959
Non-interest-bearing	119	80
Total deposits	1,314	1,039
Consolidated obligations (Note 9)
Discount notes (includes $52,349 and $47,442 at fair value held under fair value option)	64,680	54,537
Bonds	88,571	116,961
Total consolidated obligations	153,251	171,498
Mandatorily redeemable capital stock (Note 11)	9	12
Accrued interest payable	717	1,023
Affordable Housing Program payable (Note 10)	262	198
Derivative liabilities, net (Note 7)	6	7
Other liabilities	243	798
TOTAL LIABILITIES	155,802	174,575
Commitments and contingencies (Note 13)
CAPITAL (Note 11)
Capital stock - Class B putable ($100 par value); 59,886,959 and 68,731,881 issued and outstanding shares	5,989	6,873
Retained earnings
Unrestricted	2,413	2,242
Restricted	1,078	896
Total retained earnings	3,491	3,138
Accumulated other comprehensive income (loss)	(29)	(180)
TOTAL CAPITAL	9,451	9,831
TOTAL LIABILITIES AND CAPITAL	$165,253	$184,406

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)

	For the Years Ended December 31,
	2024	2023	2022
INTEREST INCOME
Advances	$6,013	$6,533	$1,750
Interest-bearing deposits	270	217	32
Securities purchased under agreements to resell	530	542	103
Federal funds sold	671	757	230
Trading securities	108	41	34
Available-for-sale securities	1,484	1,203	354
Held-to-maturity securities	41	44	32
Mortgage loans held for portfolio	452	319	239
Loans to other FHLBanks	—	1	—
Total interest income	9,569	9,657	2,774
INTEREST EXPENSE
Consolidated obligations - Discount notes	3,456	2,910	948
Consolidated obligations - Bonds	4,821	5,392	1,128
Deposits	54	47	14
Borrowings from other FHLBanks	1	1	—
Mandatorily redeemable capital stock	1	1	1
Total interest expense	8,333	8,351	2,091
NET INTEREST INCOME	1,236	1,306	683
Provision (reversal) for credit losses on mortgage loans	(1)	1	4
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	1,237	1,305	679
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	18	93	(95)
Net gains (losses) on financial instruments held at fair value	(31)	(92)	106
Net gains (losses) on derivatives	8	(41)	(64)
Net gains (losses) on extinguishment of debt	—	2	—
Other, net	42	23	13
Total other income (loss)	37	(15)	(40)
OTHER EXPENSE
Compensation and benefits	78	77	72
Contractual services	26	23	20
Professional fees	19	16	16
Other operating expenses	21	22	19
Voluntary community and housing contributions	68	47	3
Federal Housing Finance Agency	14	11	10
Office of Finance	10	8	8
Other, net	22	17	13
Total other expense	258	221	161
NET INCOME BEFORE ASSESSMENTS	1,016	1,069	478
Affordable Housing Program assessments	102	107	48
NET INCOME	$914	$962	$430

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	For the Years Ended December 31,
	2024	2023	2022
Net income	$914	$962	$430
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	151	(64)	(202)
Postretirement benefits	—	1	1
Total other comprehensive income (loss)	151	(63)	(201)
TOTAL COMPREHENSIVE INCOME (LOSS)	$1,065	$899	$229

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2021	34	$3,364	$1,773	$617	$2,390	$84	$5,838
Comprehensive income (loss)	—	—	344	86	430	(201)	229
Proceeds from issuance of capital stock	95	9,524	—	—	—	—	9,524
Repurchases/redemptions of capital stock	(66)	(6,633)	—	—	—	—	(6,633)
Net stock reclassified (to) from mandatorily redeemable capital stock	—	(5)	—	—	—	—	(5)
Cash dividends on capital stock	—	—	(202)	—	(202)	—	(202)
BALANCE, DECEMBER 31, 2022	63	$6,250	$1,915	$703	$2,618	$(117)	$8,751
Comprehensive income (loss)	—	—	769	193	962	(63)	899
Proceeds from issuance of capital stock	111	11,087	—	—	—	—	11,087
Repurchases/redemptions of capital stock	(105)	(10,460)	—	—	—	—	(10,460)
Net stock reclassified (to) from mandatorily redeemable capital stock	—	(4)	—	—	—	—	(4)
Cash dividends on capital stock	—	—	(442)	—	(442)	—	(442)
BALANCE, DECEMBER 31, 2023	69	$6,873	$2,242	$896	$3,138	$(180)	$9,831
Comprehensive income (loss)	—	—	732	182	914	151	1,065
Proceeds from issuance of capital stock	85	8,516	—	—	—	—	8,516
Repurchases/redemptions of capital stock	(94)	(9,399)	—	—	—	—	(9,399)
Net stock reclassified (to) from mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Cash dividends on capital stock	—	—	(561)	—	(561)	—	(561)
BALANCE, DECEMBER 31, 2024	60	$5,989	$2,413	$1,078	$3,491	$(29)	$9,451

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)

	For the Years Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income	$914	$962	$430
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization/(accretion)	344	283	436
Net (gains) losses on trading securities	(18)	(93)	95
Net (gains) losses on financial instruments held under fair value option	31	92	(106)
Net change in derivatives and hedging activities	684	(573)	1,516
Net (gains) losses on extinguishment of debt	—	(2)	—
Other adjustments, net	22	2	4
Net change in:
Accrued interest receivable	(101)	(401)	(356)
Other assets	5	(14)	7
Accrued interest payable	(307)	588	340
Other liabilities	41	106	4
Total adjustments	701	(12)	1,940
Net cash provided by (used in) operating activities	1,615	950	2,370
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(165)	(1,976)	(2,012)
Securities purchased under agreements to resell	(550)	1,190	(140)
Federal funds sold	1,945	2,295	(4,725)
Trading securities
Proceeds from sales	596	389	549
Proceeds from maturities and paydowns	8	1,094	299
Purchases	(2,154)	(1,725)	(2,591)
Available-for-sale securities
Proceeds from maturities and paydowns	2,162	3,417	3,316
Purchases	(4,202)	(10,833)	(6,498)
Held-to-maturity securities
Proceeds from maturities and paydowns	85	106	357
Advances
Repaid	428,461	569,885	356,629
Originated	(405,970)	(580,732)	(424,864)
Mortgage loans held for portfolio
Principal collected	1,088	810	1,056
Purchased	(3,032)	(2,447)	(1,861)
Other investing activities, net	(7)	(12)	(9)
Net cash provided by (used in) investing activities	18,265	(18,539)	(80,494)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)

	For the Years Ended December 31,
	2024	2023	2022
FINANCING ACTIVITIES
Net change in deposits	237	42	(674)
Net payments on derivative contracts with financing elements	(2)	—	—
Net proceeds from issuance of consolidated obligations
Discount notes	1,688,542	1,653,546	1,022,899
Bonds	55,883	139,265	83,778
Payments for maturing and retiring consolidated obligations
Discount notes	(1,678,826)	(1,668,653)	(976,460)
Bonds	(84,256)	(106,847)	(54,295)
Proceeds from issuance of capital stock	8,516	11,087	9,524
Payments for repurchases/redemptions of capital stock	(9,399)	(10,460)	(6,633)
Payments for repurchases/redemptions of mandatorily redeemable capital stock	(4)	(7)	(19)
Cash dividends paid	(561)	(442)	(202)
Net cash provided by (used in) financing activities	(19,870)	17,531	77,918
Net increase (decrease) in cash and due from banks	10	(58)	(206)
Cash and due from banks at beginning of the period	31	89	295
Cash and due from banks at end of the period	$41	$31	$89

SUPPLEMENTAL DISCLOSURES
Cash transactions:
Interest paid	$8,278	$7,512	$1,292
Affordable Housing Program disbursements, net	51	49	44
Voluntary housing and community investment disbursements	58	20	—
Non-cash transactions:
Capitalized interest on reverse mortgage investment securities	277	210	54
Traded but not settled investment security purchases	162	691	181
Traded but not settled investment security payments/calls	1	65	—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
NOTES TO THE FINANCIAL STATEMENTS

These Notes to the Financial Statements should be read in conjunction with the Statements of Condition as of December 31, 2024 and 2023, and the Statements of Income, Comprehensive Income, Capital, and Cash Flows for the years ended December 31, 2024, 2023, and 2022. Acronyms and terms used throughout these Notes to the Financial Statements are defined in the Glossary of Terms. Unless the context otherwise requires, the term “Bank” refers to the Federal Home Loan Bank of Des Moines or its management.

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

SEGMENT REPORTING

The Bank engages in business activities to provide funding, liquidity, and services to members. The Bank manages these operations as one operating segment.

The Bank’s primary business activities are providing advances to members and housing associates and acquiring residential mortgage loans from members. In addition, the Bank maintains a portfolio of investments. The primary source of funding and liquidity is the issuance of consolidated obligations in the capital markets. The Bank is capitalized through the purchase of capital stock by members. The Bank’s net income is primarily attributable to the difference between the interest income earned on advances, mortgage loans, and investments, and the interest expense paid on consolidated obligations. The Bank manages risk and monitors financial performance across the entire balance sheet and income statement, including income concentrations with members. Refer to “Note 14 — Activities with Stockholders” for additional information on member concentration. Descriptions of all significant accounting policies related to the Bank’s activities are summarized within this footnote.

The Bank’s CODM is the President and CEO. The CODM assesses performance and allocation of resources primarily based on net interest income (derived from total assets and total liabilities as reported on the Statements of Condition), and net income (as reported on the Bank’s Statements of Income). These measures are used for benchmarking and budget analysis. Other items, including significant expenses, reported to the CODM include those reported on the Bank’s Statements of Income, Statements of Condition, and footnotes to the financial statements.

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
Fair Value. The fair value amounts, recorded on the Bank’s Statements of Condition and presented in the footnote disclosures, have been determined by the Bank using available market information and management’s best judgment of appropriate valuation methods. Although management uses its best judgment in estimating the fair value of financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See “Note 12 — Fair Value” for more information.

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

At December 31, 2024 and 2023, the Bank had $12.0 billion and $11.4 billion in securities purchased under agreements to resell. There were no offsetting liabilities related to these securities at December 31, 2024 and 2023.

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

Debt Securities
The Bank classifies investment securities as trading, AFS, or HTM at the date of acquisition. Purchases and sales of investment securities are recorded on a trade date basis. The Bank records interest on investment securities to interest income as earned. The Bank generally amortizes/accretes premiums and discounts on AFS and HTM investment securities to income using the contractual level-yield method (level-yield method). In addition, the Bank uses this method to amortize/accrete basis adjustments on discontinued fair value hedging relationships. The level-yield method recognizes the income effects of these adjustments over the contractual life of the securities based on the actual behavior of the underlying assets, including adjustments for actual prepayment activities, and reflects the contractual terms of the securities without regard to changes in estimated prepayments based on assumptions about future borrower behavior. For callable AFS and HTM non-MBS purchased at a premium, the Bank amortizes the premium to the next contractual call date. The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income (loss).
Past Due and Non-Accrual Debt Securities. A security is considered past due if default of contractual principal or interest exists for a period of 30 days or more. Past due securities may consist of securities still accruing interest or securities on non-accrual status. A security is placed on non-accrual status when full payment of principal and interest is not reasonably assured, regardless of delinquency status, or when principal or interest has been in default for a period of 90 days or more, unless the security is both well-secured and in the process of collection. For those securities placed on non-accrual status, accrued but uncollected interest is reversed against interest income and cash payments are recorded as a reduction of principal. In addition, premiums, discounts, and basis adjustments are not amortized while a security is on non-accrual status. A security on non-accrual status may be restored to accrual status when none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual principal and interest.
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
Available-for-Sale. Securities that are not classified as trading or HTM are classified as AFS and carried at fair value. The Bank records changes in the fair value of these securities not in qualifying fair value hedging relationships through AOCI as “Net unrealized gains (losses) on available-for-sale securities.” For AFS securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in the fair value of the security related to the risk being hedged in AFS interest income together with the related change in fair value of the derivative, and records the remainder of the change in fair value through AOCI as “Net unrealized gains (losses) on available-for-sale securities.”
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
Advances
Advances (secured loans to members, former members, or eligible housing associates) are carried at amortized cost, which is net of premiums, discounts, fair value hedging adjustments, and prepayment fees on modified advances unless the Bank has elected the fair value option, in which case, the advances are carried at fair value. For advances carried at amortized cost, accrued interest receivable is recorded separately on the Statements of Condition. The Bank records interest on advances to interest income as earned. The Bank amortizes/accretes premiums, discounts, and basis adjustments on discontinued fair value hedging relationships on advances, as well as prepayment fees on modified advances to income using the level-yield method over the contractual life of the advances.

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

Prepayment Fees. The Bank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity. For advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of the hedged item basis adjustments, if applicable, in advance interest income on the Statements of Income.

Advance Modifications. In cases in which the Bank funds a new advance to a borrower concurrently with or within a short period of time before or after the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. The Bank compares the present value of cash flows on the new advance to the present value of cash flows remaining on the existing advance. If there is at least a ten percent difference in the present value of the cash flows or if the Bank concludes the difference between the advances is more than minor based on a qualitative assessment of the modifications made to the original contractual terms, then the advance is accounted for as a new advance and all prepayment fees or credits net of basis adjustments are recognized immediately to advance interest income on the Statements of Income. In all other instances, the advance is accounted for as a modification.

When a new advance qualifies as a modification of an existing advance, any prepayment fee, net of the hedged item basis adjustments, as well as any outstanding premiums, discounts, or other adjustments on the prepaid advance, are deferred, recorded in the basis of the modified advance, and amortized over the contractual life of the modified advance using a level-yield methodology to advance interest income.

Mortgage Loans Held for Portfolio
The Bank classifies mortgage loans that it has the intent and ability to hold for the foreseeable future, or until maturity or payoff, as held for portfolio. Accordingly, these mortgage loans are reported net of premiums, discounts, price adjustment fees, basis adjustments from mortgage loan purchase commitments, charge-offs, and the allowance for credit losses. The Bank records interest on mortgage loans to interest income as earned. The Bank amortizes/accretes premiums, discounts, price adjustment fees, and basis adjustments on mortgage loan purchase commitments to income using the level-yield method over the contractual life of the mortgage loans. Accrued interest receivable is recorded separately on the Statements of Condition.
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
Other Fees. The Bank may receive other non-origination fees, such as delivery commitment extension fees, pair-off fees, and price adjustment fees. Delivery commitment extension fees are received when a PFI requests to extend the delivery commitment period beyond the original stated expiration. These fees compensate the Bank for lost interest as a result of late funding and are recorded in non-interest income as received. Pair-off fees represent a make-whole provision; they are received when the amount funded is less than a specific percentage of the delivery commitment amount and are recorded in non-interest income. Price adjustment fees are received when the amount funded is greater than a specified percentage of the delivery commitment amount; they represent purchase price adjustments to the related loans acquired and are recorded as a part of the carrying value of the loans.

Past Due and Non-Accrual Loans. A mortgage loan is considered past due if the borrower has failed to make contractual principal and/or interest payments for a period of 30 days or more. The Bank places a conventional mortgage loan on non-accrual status if it is determined that either the collection of interest or principal is doubtful or interest or principal is 90 days or more past due. The Bank does not place a government-insured mortgage loan on non-accrual status due to the U.S. Government guarantee or insurance on the loan and contractual obligation of the loan servicer to repurchase the loan when certain criteria are met. For those mortgage loans placed on non-accrual status, accrued but uncollected interest is reversed against interest income and cash payments received are recorded as a reduction of principal. In addition, premiums, discounts, price adjustment fees, and basis adjustments from mortgage loan purchase commitments are not amortized while a loan is on non-accrual status. A loan on non-accrual status may be restored to accrual status when none of its contractual principal and interest is due and unpaid and the Bank expects repayment of the remaining contractual principal and interest.

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

Charge-Off Policy. A charge-off is recorded if it is estimated that the amortized cost of a loan will not be recovered. The Bank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include but are not limited to, the occurrence of foreclosure or when a loan is deemed collateral-dependent. The Bank charges-off the portion of the outstanding conventional mortgage loan balance in excess of the fair value of the underlying collateral, which is determined using property values, less estimated selling costs and expected proceeds from PMI.

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
For uncleared derivatives, the Dodd-Frank Act imposes two-way initial margin requirements, which are required to be satisfied with securities collateral. In addition, uncleared derivative agreements are fully collateralized with a zero unsecured threshold, which can be satisfied with cash or securities collateral, in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the CFTC.
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
Two approaches to fair value hedge accounting include:
•Long-haul hedge accounting. The application of long-haul hedge accounting requires the Bank to formally assess (both at the hedge’s inception and at least quarterly) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items due to benchmark interest rate changes and whether those derivatives are expected to remain highly effective in future periods. The Bank uses regression analyses to assess the effectiveness of its long-haul hedges. The Bank employs regression-based testing at inception and on an on-going basis based on valuations derived from historical and current market data.
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

Consolidated Obligations
The Bank reports consolidated obligations at amortized cost, which is net of premiums, discounts, concessions, and fair value hedging adjustments unless the Bank has elected the fair value option, in which case the consolidated obligations are carried at fair value. The Bank records interest on consolidated obligations bonds to interest expense as incurred. The Bank amortizes/accretes premiums, discounts, concessions, and basis adjustments on discontinued fair value hedging relationships on consolidated obligations to expense using the level-yield method over the contractual life of the consolidated obligations.

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
Off-Balance Sheet Credit Exposures

The Bank evaluates its off-balance sheet credit exposures on a quarterly basis for expected credit losses. If deemed necessary, an allowance for expected credit losses on these off-balance sheet exposures is recorded in “Other liabilities” on the Bank’s Statements of Condition, with a corresponding adjustment to the provision (reversal) for credit losses. See “Note 13 — Commitments and Contingencies” for additional information.

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

Voluntary Community and Housing Contributions
The Bank’s voluntary contributions to AHP and other community and housing initiatives are recorded in a separate line within other expense on the Statements of Income.
A voluntary AHP contribution is expensed when the Bank’s Board of Directors approves the irrevocable terms of the award, and the likelihood of award is probable and the amount is estimable. The amount is subject to the same regulatory requirements as AHP assessments.
Other voluntary grants and contributions are recognized as an expense in the period in which the grant or contribution is considered an unconditional promise to give.
The Habitat for Humanity® Advance Rate Discount is a subsidized advance program that issues advances with an interest rate below the customary interest rate for non-subsidized advances with similar terms. At the time of disbursement, the Bank determines the present value of the advance using the appropriate imputed market interest rate as the discount rate. The Bank records a discount on the advance with a corresponding voluntary community and housing expense related to the inherent contribution made at the time the Bank issues the advance. The discount on a subsidized advance is accreted to interest income using the contractual level-yield method over the life of the advance.
The Mortgage Rate Relief program provides grants to buy down the interest rates of loans on behalf of borrowers. The below market rate loan purchased by the Bank is recorded at fair value, which is net of discounts, on the Statements of Condition. The grant is considered an inherent contribution and is recognized as an expense at the time of the loan funding.
Voluntary contributions (non-AHP) that have been expensed but not yet disbursed are recorded in “Other liabilities” on the Bank’s Statements of Condition. The Bank had no outstanding liability at December 31, 2024, and had a liability of $25 million at December 31, 2023.

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
Affordable Housing Program Assessments
The FHLBank Act requires each FHLBank to establish and fund an AHP, which provides direct grants or below-market interest rate subsidies on advances to members who provide the funds to assist in the purchase, construction, or rehabilitation of affordable housing for very low-, low-, or moderate-income households. Each FHLBank recognizes AHP assessment expense equal to the greater of 10 percent of its annual income subject to assessment, or its prorated portion of the sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. For purposes of the statutory AHP assessment, income subject to assessment is defined as net income before AHP assessments, plus interest expense related to MRCS. The Bank accrues the AHP assessment monthly based on its income subject to assessment and reduces the AHP liability as program funds are distributed.

Note 2 — Recently Adopted and Issued Accounting Guidance

Segment Reporting (ASU 2023-07)

On November 27, 2023, the FASB issued guidance designed to improve segment reporting, primarily by requiring enhanced disclosures about significant segment expenses and measures provided to the Bank’s CODM to assess performance. This guidance became effective for the Bank for the annual period ended December 31, 2024, and for the interim periods thereafter. The adoption of this guidance did not have any effect on the Bank’s financial condition, results of operations, or cash flows; however, it did require certain disclosures. Refer to “Note 1 — Summary of Significant Accounting Policies” for the Bank’s segment reporting disclosures.

Disclosure Improvements in Response to SEC Initiative (ASU 2023-06)

On October 9, 2023, the FASB issued guidance amending various disclosure requirements in response to the SEC’s initiative to update and simplify disclosures. This guidance will become effective for the Bank on the date the SEC removes the related disclosure requirements from its existing regulations, to avoid duplication in FASB codification. We do not expect adoption of this guidance to have any effect on the Bank’s financial condition, results of operations, or cash flows; however, it may impact certain disclosures.

Disaggregation of Income Statement Expenses (ASU 2024-03)

On November 4, 2024, the FASB issued guidance requiring disaggregated disclosure of income statement expenses. This guidance becomes effective for the Bank for the annual period ended December 31, 2027, and the interim periods thereafter. While early adoption of this guidance is permitted, the Bank does not intend to early adopt. The adoption of this guidance is not expected to have any effect on the Bank’s financial conditions, results of operations, or cash flows; however, it may require certain enhanced disclosures.

Note 3 — Cash and Due from Banks

    Cash and due from banks includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from the Federal Reserve Bank.
COMPENSATING BALANCES
The Bank maintains collected cash balances with commercial banks in return for certain services. These arrangements contain no legal restrictions on the withdrawal of funds. Average collected cash balances were $18 million and $35 million for the years ended December 31, 2024 and 2023.

Note 4 — Investments

The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, and makes other investments in debt securities, which are classified as either trading, AFS, or HTM.

INTEREST-BEARING DEPOSITS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND FEDERAL FUNDS SOLD

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by an NRSRO. At December 31, 2024 and 2023, none of these investments were with counterparties rated below triple-B; however, as of December 31, 2024 and 2023, approximately 34 percent and 35 percent were secured securities purchased under agreements to resell with unrated counterparties. NRSRO ratings may differ from any internal ratings of the investments by the Bank.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations limit the amount of unsecured credit the Bank may extend to a counterparty. At December 31, 2024 and 2023, no allowance for credit losses was recorded for interest-bearing deposits and federal funds sold, as all assets were repaid or expected to be repaid according to their contractual terms. The carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $17 million and $22 million at December 31, 2024 and 2023.

Securities purchased under agreements to resell are secured, short-term, and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at December 31, 2024 and 2023. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $1 million and $5 million at December 31, 2024 and 2023.

DEBT SECURITIES

The Bank invests in debt securities, which are classified as either trading, AFS, or HTM. The Bank is prohibited by Finance Agency regulations from purchasing certain higher-risk securities, such as equity securities and debt instruments that are not investment quality. A security is considered to be investment quality if it has adequate financial backing so that full and timely payment of principal and interest is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security. Exceptions are allowed for certain investments targeted at low-income persons or communities, and instruments that experienced credit deterioration after their purchase by the Bank.

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	December 31,
	2024	2023
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$4,508	$2,925
Other U.S. obligations[1]	59	68
GSE and Tennessee Valley Authority obligations	47	49
Other[2]	106	110
Total fair value	$4,720	$3,152

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

2    Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

The following table summarizes the components of “Net gains (losses) on trading securities” as presented on the Statements of Income (dollars in millions):

	For the Years Ended December 31,
	2024	2023	2022
Net unrealized gains (losses) on trading securities held at period-end	$18	$67	$(85)
Net gains (losses) on trading securities no longer held at period-end	—	26	(10)
Net gains (losses) on trading securities	$18	$93	$(95)

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	December 31, 2024
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$102	$—	$—	$102
GSE and Tennessee Valley Authority obligations	285	24	—	309
State or local housing agency obligations	504	1	(6)	499
Other[3]	41	1	—	42
Total non-mortgage-backed securities	932	26	(6)	952
Mortgage-backed securities
U.S. obligations single-family[2]	5,192	13	(5)	5,200
GSE single-family	197	—	(2)	195
GSE multifamily	19,037	45	(98)	18,984
Total mortgage-backed securities	24,426	58	(105)	24,379
Total	$25,358	$84	$(111)	$25,331

	December 31, 2023
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$331	$—	$(3)	$328
GSE and Tennessee Valley Authority obligations	324	20	—	344
State or local housing agency obligations	461	2	(5)	458
Other[3]	157	3	—	160
Total non-mortgage-backed securities	1,273	25	(8)	1,290
Mortgage-backed securities
U.S. obligations single-family[2]	4,421	1	(24)	4,398
GSE single-family	183	—	(3)	180
GSE multifamily	18,124	15	(184)	17,955
Total mortgage-backed securities	22,728	16	(211)	22,533
Total	$24,001	$41	$(219)	$23,823

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $86 million and $82 million at December 31, 2024 and 2023.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

3    Consists primarily of taxable municipal bonds.

The Bank had no sales of AFS securities during the years ended December 31, 2024, 2023, and 2022.

Unrealized Losses

The following tables summarize AFS securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$—	$—	$21	$—	$21	$—
State or local housing agency obligations	108	(1)	347	(5)	455	(6)
Total non-mortgage-backed securities	108	(1)	368	(5)	476	(6)
Mortgage-backed securities
U.S. obligations single-family[1]	995	(4)	808	(1)	1,803	(5)
GSE single-family	45	—	85	(2)	130	(2)
GSE multifamily	3,325	(10)	7,587	(88)	10,912	(98)
Total mortgage-backed securities	4,365	(14)	8,480	(91)	12,845	(105)
Total	$4,473	$(15)	$8,848	$(96)	$13,321	$(111)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$87	$(3)	$42	$—	$129	$(3)
State or local housing agency obligations	—	—	380	(5)	380	(5)
Total non-mortgage-backed securities	87	(3)	422	(5)	509	(8)
Mortgage-backed securities
U.S. obligations single-family[1]	1,813	(8)	2,410	(16)	4,223	(24)
GSE single-family	25	—	112	(3)	137	(3)
GSE multifamily	8,768	(70)	5,722	(114)	14,490	(184)
Total mortgage-backed securities	10,606	(78)	8,244	(133)	18,850	(211)
Total	$10,693	$(81)	$8,666	$(138)	$19,359	$(219)

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31, 2024		December 31, 2023
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$88	$88	$214	$212
Due after one year through five years	234	236	417	417
Due after five years through ten years	212	210	243	245
Due after ten years	398	418	399	416
Total non-mortgage-backed securities	932	952	1,273	1,290
Mortgage-backed securities	24,426	24,379	22,728	22,533
Total	$25,358	$25,331	$24,001	$23,823

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	December 31, 2024
	Amortized Cost[1]	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$358	$6	$(2)	$362
State or local housing agency obligations	29	—	—	29
Total non-mortgage-backed securities	387	6	(2)	391
Mortgage-backed securities
U.S. obligations single-family[2]	2	—	—	2
GSE single-family	369	—	(7)	362
Private-label	2	—	—	2
Total mortgage-backed securities	373	—	(7)	366
Total	$760	$6	$(9)	$757

	December 31, 2023
	Amortized Cost[1]	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$364	$11	$(3)	$372
State or local housing agency obligations	31	—	—	31
Total non-mortgage-backed securities	395	11	(3)	403
Mortgage-backed securities
U.S. obligations single-family[2]	1	—	—	1
GSE single-family	453	—	(10)	443
Private-label	3	—	—	3
Total mortgage-backed securities	457	—	(10)	447
Total	$852	$11	$(13)	$850

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $5 million at both December 31, 2024 and 2023.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

The Bank had no sales of HTM securities during the years ended December 31, 2024, 2023, and 2022.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31, 2024		December 31, 2023
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$233	$233	$—	$—
Due after one year through five years	12	12	249	249
Due after five years through ten years	72	73	73	76
Due after ten years	70	73	73	78
Total non-mortgage-backed securities	387	391	395	403
Mortgage-backed securities	373	366	457	447
Total	$760	$757	$852	$850

ALLOWANCE FOR CREDIT LOSSES ON AFS AND HTM SECURITIES

The Bank evaluates AFS and HTM investment securities for credit losses on a quarterly basis. The Bank’s AFS and HTM securities may include, but are not limited to, certificates of deposit, commercial paper, U.S. obligations, GSE and TVA obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. The Bank only purchases securities considered investment quality. At both December 31, 2024 and 2023, over 99 percent of the Bank’s AFS and HTM securities, based on amortized cost, were rated single-A or above by an NRSRO, based on the lowest long-term credit rating for each security. NRSRO ratings may differ from any internal ratings of the securities by the Bank.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). At December 31, 2024 and 2023, certain AFS securities held by the Bank were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security’s remaining amortized cost basis. In addition, substantially all of these securities are high-quality GSE securities or carry an explicit government guarantee. In the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. As a result, no allowance for credit losses was recorded on these AFS securities at December 31, 2024 and 2023.

The Bank evaluates its HTM securities for impairment on a collective, or pooled, basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. At December 31, 2024 and 2023, the Bank had no allowance for credit losses recorded on its HTM securities because the securities: (i) were all highly-rated, (ii) had not experienced, nor did the Bank expect, any material payment defaults on the instruments, and (iii) in the case of U.S. obligations and GSE and TVA obligations, carry an explicit government guarantee, and (iv) in the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

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

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	December 31, 2024		December 31, 2023
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$1	6.12%	$2	7.14%
Due in one year or less	45,738	4.44	52,890	5.34
Due after one year through two years	16,105	3.84	14,866	4.12
Due after two years through three years	12,751	4.19	13,230	3.95
Due after three years through four years	13,328	4.30	8,689	4.35
Due after four years through five years	7,787	4.33	30,189	5.55
Thereafter	5,020	4.25	3,355	3.51
Total par value	100,730	4.27%	123,221	4.98%
Premiums	3		6
Discounts	(21)		—
Fair value hedging adjustments	(761)		(697)
Total	$99,951		$122,530

1    Excludes accrued interest receivable of $180 million and $392 million at December 31, 2024 and 2023.

The Bank offers advances to members and eligible housing associates that may be prepaid on predetermined dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2024 and 2023, the Bank had callable advances outstanding totaling $10.4 billion and $31.8 billion.

The following table summarizes advances by year of redemption term or next call date for callable advances (dollars in millions):

	Redemption Term or Next Call Date
	December 31, 2024	December 31, 2023
Overdrawn demand deposit accounts	$1	$2
Due in one year or less	54,893	82,983
Due after one year through two years	14,474	12,136
Due after two years through three years	10,312	10,584
Due after three years through four years	11,080	5,980
Due after four years through five years	4,990	8,228
Thereafter	4,980	3,308
Total par value	$100,730	$123,221

PREPAYMENT FEES

The Bank generally charges a prepayment fee for advances that a borrower elects to terminate prior to the stated maturity or outside of a predetermined call date. The fees charged are priced to make the Bank financially indifferent to the prepayment of the advance. For certain advances with symmetrical prepayment features, the Bank may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates, when the advance is prepaid. Prepayment fees and credits are recorded net of the hedged item basis adjustments, if applicable, in advance interest income on the Statements of Income.

ADVANCE CONCENTRATIONS

The Bank’s advances are primarily concentrated in commercial banks and insurance companies. The following table summarizes advances outstanding to member(s) exceeding 10 percent of total advances outstanding at December 31, 2024 (dollars in millions):

	Amount	% of Total Advances
Athene Annuity and Life Company	$15,571	16%

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

The Bank is required by regulation to obtain sufficient collateral to fully secure its advances. The estimated value of the collateral required to secure each borrower’s advances is calculated by applying loan-to-value discounts, or haircuts, to the unpaid principal balance or market value, as applicable, of the collateral. The Bank also has policies and procedures for validating the reasonableness of the Bank’s collateral valuations. In addition, collateral verifications and on-site reviews are performed by the Bank based on the risk profile of the borrower. Management believes that these policies effectively manage the Bank’s credit risk from advances.

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

Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance; borrowing capacity, the type of member (e.g., commercial bank, insurance company, or CDFI), collateral availability, and overall credit exposure to the borrower. The Bank can also require additional or substitute collateral to protect its security interest. The Bank periodically evaluates and makes changes to its collateral guidelines and collateral haircuts.

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the payment status, as well as the types and level of collateral to be the primary indicator of credit quality on its advances. At December 31, 2024 and 2023, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, as applicable, in excess of its outstanding advances.

At December 31, 2024 and 2023, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. The Bank considers its advances past due if a default of contractual principal or interest exists for a period of 30 days or more. In addition, there were no modifications related to advances resulting from a borrower experiencing financial difficulties during the years ended December 31, 2024 and 2023.

The Bank has never experienced a credit loss on its advances. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on its advances as of December 31, 2024 and 2023.

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

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	December 31,
	2024	2023
Fixed rate, long-term[1] single-family mortgage loans	$10,961	$8,939
Fixed rate, medium-term[2] single-family mortgage loans	856	945
Total unpaid principal balance	11,817	9,884
Premiums	130	113
Discounts	(33)	(11)
Basis adjustments from mortgage loan purchase commitments	(13)	(13)
Total mortgage loans held for portfolio[3]	11,901	9,973
Allowance for credit losses	(5)	(6)
Total mortgage loans held for portfolio, net	$11,896	$9,967

1    Long-term is defined as an original term of greater than 15 years and up to 30 years.

2    Medium-term is defined as an original term of 15 years or less.

3    Excludes accrued interest receivable of $78 million and $58 million at December 31, 2024 and 2023.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	December 31,
	2024	2023
Conventional mortgage loans	$11,452	$9,506
Government-insured mortgage loans	365	378
Total unpaid principal balance	$11,817	$9,884
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

The following tables presents the payment status for conventional mortgage loans (dollars in millions):

	December 31, 2024
	Origination Year
	Prior to 2020	2020 to 2024	Total
Past due 30 - 59 days	$28	$41	$69
Past due 60 - 89 days	8	11	19
Past due 90 - 179 days	5	7	12
Past due 180 days or more	4	4	8
Total past due mortgage loans	45	63	108
Total current mortgage loans	2,347	9,076	11,423
Total amortized cost of mortgage loans[1]	$2,392	$9,139	$11,531

	December 31, 2023
	Origination Year
	Prior to 2019	2019 to 2023	Total
Past due 30 - 59 days	$20	$30	$50
Past due 60 - 89 days	6	6	12
Past due 90 - 179 days	5	7	12
Past due 180 days or more	4	1	5
Total past due mortgage loans	35	44	79
Total current mortgage loans	1,752	7,758	9,510
Total amortized cost of mortgage loans[1]	$1,787	$7,802	$9,589

1    Amortized cost represents the unpaid principal balance adjusted for unamortized premiums, discounts, price adjustment fees, basis adjustments, and direct write-downs. Amortized cost excludes accrued interest receivable.

The following tables present other delinquency statistics for mortgage loans (dollars in millions):

	December 31, 2024
Amortized Cost	Conventional	Government-Insured	Total
In process of foreclosure[1]	$4	$1	$5
Serious delinquency rate[2]	—%	2%	—%
Past due 90 days or more and still accruing interest[3]	$—	$7	$7
Non-accrual mortgage loans[4]	$49	$—	$49

	December 31, 2023
Amortized Cost	Conventional	Government- Insured	Total
In process of foreclosure[1]	$2	$1	$3
Serious delinquency rate[2]	—%	1%	—%
Past due 90 days or more and still accruing interest[3]	$—	$5	$5
Non-accrual mortgage loans[4]	$40	$—	$40

1    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.

2    Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total mortgage loans. Serious delinquency rate on conventional loans was less than one percent at December 31, 2024 and 2023.

3    Represents government-insured mortgage loans that are 90 days or more past due.

4    Represents conventional mortgage loans that are 90 days or more past due or for which the collection of interest or principal is doubtful. At December 31, 2024 and 2023, $25 million and $24 million of conventional mortgage loans on non-accrual status were evaluated individually and do not have a related allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral is greater than the amortized cost of the loans.

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates mortgage loans for credit losses on a quarterly basis.

Conventional Mortgage Loans

Conventional mortgage loans are evaluated collectively when similar risk characteristics exists. Conventional loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis. The Bank determines its allowances for credit losses on conventional loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. At both December 31, 2024 and 2023, the Bank’s allowance for credit losses on conventional mortgage loans remained relatively stable at $5 million and $6 million.

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

The Bank has never experienced a credit loss on its government-insured mortgage loans. At December 31, 2024 and 2023, the Bank assessed its servicers and determined there was no expectation that a servicer would fail to remit payments due until paid in full. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at December 31, 2024 and 2023. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

•Consolidated Obligations. The Bank may enter into derivatives to hedge the interest rate risk associated with its consolidated obligations. For example, the Bank may issue and hedge a fixed rate consolidated obligation with an interest rate swap where the Bank receives a fixed rate coupon and pays a variable rate coupon, effectively converting the fixed rate consolidated obligation to a variable rate consolidated obligation. This type of hedge is typically treated as a fair value hedge. The Bank may also issue variable interest rate consolidated obligations and simultaneously execute interest rate swaps to manage the interest rate risk of the variable interest rate debt. Interest rate swaps used to hedge variable interest rate debt do not qualify for hedge accounting and are treated as economic hedges. In addition, derivatives held by the Bank that are associated with consolidated obligations for which the fair value option has been elected are treated as economic hedges. This strategy of issuing consolidated obligations while simultaneously entering into derivatives enables the Bank to offer a wider range of attractively priced advances to its borrowers and may allow the Bank to reduce its funding costs.
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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	December 31, 2024			December 31, 2023
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$99,170	$200	$60	$112,954	$290	$98
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	55,732	1	—	53,050	1	2
Forward settlement agreements	91	1	—	115	—	1
Mortgage loan purchase commitments	101	—	—	112	1	—
Total derivatives not designated as hedging instruments	55,924	2	—	53,277	2	3
Total derivatives before netting and collateral adjustments	$155,094	202	60	$166,231	292	101
Netting adjustments and cash collateral[1]		602	(54)		975	(94)
Total derivative assets and derivative liabilities		$804	$6		$1,267	$7

1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral, including accrued interest, held or placed with the same clearing agent and/or counterparty. At December 31, 2024 and 2023, cash collateral, including accrued interest, posted by the Bank was $815 million and $1.3 billion. At December 31, 2024 and 2023, the Bank held cash collateral, including accrued interest, from clearing agents and/or counterparties of $159 million and $197 million.

The following tables summarize the net gains (losses) on qualifying fair value hedging relationships and the amortization of basis adjustments on discontinued fair value hedging relationships recorded in net interest income, including the net interest settlements on derivatives, as well as total income (expense) by product recorded on the Statements of Income (dollars in millions):

	For the Year Ended December 31, 2024
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$6,013	$1,484	$(4,821)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	921	866	(182)
Hedged items[3]	(65)	(521)	(3)
Net gains (losses) on fair value hedging relationships	$856	$345	$(185)

	For the Year Ended December 31, 2023
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$6,533	$1,203	$(5,392)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	328	119	(37)
Hedged items[3]	486	245	(243)
Net gains (losses) on fair value hedging relationships	$814	$364	$(280)

	For the Year Ended December 31, 2022
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,750	$354	$(1,128)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	1,232	773	(350)
Hedged items[3]	(1,143)	(745)	304
Net gains (losses) on fair value hedging relationships	$89	$28	$(46)

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

3    Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	December 31, 2024
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/liability[1]	$57,580	$17,631	$22,166
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(733)	$(922)	$(21)
Basis adjustments for discontinued hedging relationships included in amortized cost	(28)	(26)	(1)
Total amount of fair value hedging adjustments	$(761)	$(948)	$(22)

	December 31, 2023
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/liability[1]	$43,584	$16,749	$51,393
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(645)	$(395)	$(17)
Basis adjustments for discontinued hedging relationships included in amortized cost	(52)	(32)	(8)
Total amount of fair value hedging adjustments	$(697)	$(427)	$(25)

1    Represents the portion of amortized cost designated as a hedged item in an active or discontinued fair value hedging relationship. Amortized cost includes fair value hedging adjustments.

The following table summarizes the components of “Net gains (losses) on derivatives” as presented on the Statements of Income (dollars in millions):

	For the Years Ended December 31,
	2024	2023	2022
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$44	$45	$6
Forward settlement agreements	1	2	14
Mortgage loan purchase commitments	(2)	(4)	(15)
Net interest settlements	(37)	(52)	(58)
Total net gains (losses) related to derivatives not designated as hedging instruments	6	(9)	(53)
Price alignment amount[1]	2	(32)	(11)
Net gains (losses) on derivatives	$8	$(41)	$(64)
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

Uncleared derivative transactions executed on or after September 1, 2022 are subject to two-way initial margin requirements as mandated by the Dodd-Frank Act, if the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of December 31, 2024, the Bank was not required to post initial margin on its uncleared derivative transactions in accordance with the noted regulation.

For uncleared transactions, the derivative agreements are fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the CFTC.

For cleared derivatives, the clearinghouse is the Bank’s counterparty. The Bank utilizes two clearinghouses, CME Clearing, and LCH Ltd., for all cleared derivative transactions. CME Clearing and LCH Ltd. notify the clearing agent of the required initial margin and daily variation margin requirements, and the clearing agent in turn notifies the Bank.

Each clearinghouse determines initial margin requirements which can be either cash or securities collateral. Generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at December 31, 2024. Variation margin requirements with each clearinghouse are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	December 31, 2024
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities	Net amount[3]
Derivative Assets
Uncleared derivatives	$181	$(180)	$—	$1	$1
Cleared derivatives	21	782	—	803	803
Total	$202	$602	$—	$804	$804
Derivative Liabilities
Uncleared derivatives	$57	$(51)	$—	$6	$6
Cleared derivatives	3	(3)	—	—	—
Total	$60	$(54)	$—	$6	$6

	December 31, 2023
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities	Net amount[3]
Derivative Assets
Uncleared derivatives	$248	$(245)	$1	$4	$4
Cleared derivatives	43	1,220	—	1,263	1,263
Total	$291	$975	$1	$1,267	$1,267
Derivative Liabilities
Uncleared derivatives	$95	$(88)	$—	$7	$7
Cleared derivatives	6	(6)	—	—	—
Total	$101	$(94)	$—	$7	$7

1    Represents derivative assets and derivative liabilities prior to netting adjustments and cash collateral, including accrued interest.
2     Represents mortgage loan purchase commitments not subject to enforceable netting requirements.
3    Any over-collateralization at an individual clearing agent and/or counterparty level is not included in the determination of the net amount.    At December 31, 2024, the Bank had additional net credit exposure of $533 million due to instances where the Bank’s non-cash collateral to a counterparty exceeded the Bank’s net derivative position. At December 31, 2023, the Bank did not have any additional net credit exposure.

Note 8 — Deposits
The Bank offers demand and overnight deposits as well as short-term interest-bearing deposits to members and to qualifying non-members. Deposits classified as demand and overnight pay interest based on a daily interest rate. Short-term interest-bearing deposits pay interest based on a fixed rate determined at the issuance of the deposit.
The following table details the Bank’s interest-bearing and non-interest-bearing deposits (dollars in millions):

	December 31,
	2024	2023
Interest-bearing
Demand and overnight	$1,186	$932
Term	9	27
Non-interest-bearing
Demand	119	80
Total	$1,314	$1,039

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

    Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At December 31, 2024 and 2023, the total par value of outstanding consolidated obligations of the FHLBanks was $1,193.0 billion and $1,204.3 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	December 31, 2024		December 31, 2023
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$65,250	4.51%	$55,288	5.15%
Discounts and concessions[1]	(586)		(736)
Fair value option adjustments	16		(15)
Total	$64,680		$54,537

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	December 31, 2024		December 31, 2023
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$43,287	4.53%	$63,887	5.10%
Due after one year through two years	28,333	4.45	39,323	5.38
Due after two years through three years	2,712	3.85	4,159	4.00
Due after three years through four years	2,957	4.19	1,416	3.28
Due after four years through five years	4,021	4.01	2,507	4.19
Thereafter	7,278	4.11	5,671	3.14
Total par value	88,588	4.41%	116,963	5.02%
Premiums	30		52
Discounts and concessions[1]	(25)		(29)
Fair value hedging adjustments	(22)		(25)
Total	$88,571		$116,961

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
The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	December 31,
	2024	2023
Non-callable or non-putable	$56,373	$77,731
Callable	32,215	39,232
Total par value	$88,588	$116,963

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

	December 31,
Year of Contractual Maturity or Next Call Date	2024	2023
Due in one year or less	$69,363	$76,142
Due after one year through two years	12,793	33,413
Due after two years through three years	2,531	3,479
Due after three years through four years	1,952	880
Due after four years through five years	1,399	1,819
Thereafter	550	1,230
Total par value	$88,588	$116,963

Note 10 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and fund an AHP, which provides direct grants or subsidies for below-market rate advances to members who provide the funds to assist in the purchase, construction, or rehabilitation of affordable housing for very low-, low-, or moderate-income households. Each FHLBank recognizes AHP assessment expense equal to the greater of 10 percent of its annual income subject to assessment, or its prorated portion of the sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. For purposes of the statutory AHP assessment, income subject to assessment is defined as net income before AHP assessments, plus interest expense related to MRCS. The Bank accrues the AHP assessment monthly based on its income subject to assessment and reduces the AHP liability as program funds are distributed.

If the Bank experiences a net loss for a full year, it would have no obligation to the AHP for the year, because its required annual AHP contribution is limited to its annual income subject to AHP assessment. If the aggregate 10 percent AHP calculation was less than $100 million for the FHLBanks (i.e., a shortfall), each FHLBank would be required to contribute a prorated portion of the sum to ensure that the aggregate contribution by the FHLBanks equals $100 million. The pro-ration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the year, subject to the annual income limitation.

There was no contribution shortfall, as described above, in 2024, 2023, or 2022. If an FHLBank finds that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions under the FHLBank Act. The Bank did not make any such application in 2024, 2023, or 2022.

In addition to the statutory AHP assessment, the Bank may elect to make voluntary contributions to the AHP or other housing programs and community investment initiatives. The income statement effects of the Bank’s voluntary programs reduce net income before assessments which, in turn, reduces the statutory AHP assessment each year. The Bank has committed to making supplemental voluntary contributions to AHP by an amount that equals what the statutory AHP assessment would be in the absence of these effects. Statutory AHP assessments and all voluntary contributions to AHP are recorded in the AHP liability on the Statements of Condition. Statutory assessments accrued in the current year are primarily awarded in the subsequent year and may be disbursed over several years.

The following table presents a rollforward of the Bank’s AHP liability (dollars in millions):

	For the Years Ended December 31,
	2024	2023	2022
Balance, beginning of year	$198	$135	$131
Assessments	102	107	48
Voluntary AHP expense	6	5	—
Supplemental voluntary AHP expense	7	—	—
Disbursements	(51)	(49)	(44)
Balance, end of year	$262	$198	$135

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

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At December 31, 2024 and 2023, the Bank had no excess capital stock outstanding.

MANDATORILY REDEEMABLE CAPITAL STOCK

The Bank reclassifies capital stock subject to redemption from equity to a liability, which represents MRCS, at the time shares meet the definition of a mandatorily redeemable financial instrument. This occurs after a member provides written notice of intention to withdraw from membership, becomes ineligible for continuing membership, or attains non-member status by merger or consolidation, charter termination, or other involuntary termination from membership. Dividends on MRCS are classified as interest expense on the Statements of Income. The Bank recorded interest expense on MRCS of $1 million for each of the years ended December 31, 2024, 2023, and 2022.

The following table summarizes changes in MRCS (dollars in millions):

	For the Years Ended December 31,
	2024	2023	2022
Balance, beginning of period	$12	$15	$29
Capital stock reclassified to (from) MRCS, net	1	4	5
Net payments for repurchases/redemptions of MRCS	(4)	(7)	(19)
Balance, end of period	$9	$12	$15

The following table summarizes the Bank’s MRCS by year of contractual redemption (dollars in millions):

	December 31,
Year of Contractual Redemption[1]	2024	2023
Due after one year through two years	$5	$—
Due after two years through three years	—	6
Past contractual redemption date due to outstanding activity with the Bank	4	6
Total	$9	$12

1    At the Bank’s election, MRCS may be redeemed prior to the expiration of the five year redemption period that commences on the date of the notice of redemption.

RESTRICTED RETAINED EARNINGS

The Bank entered into a JCE Agreement with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the FHLBanks over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of its average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends. At December 31, 2024 and 2023, the Bank’s restricted retained earnings account totaled $1.1 billion and $0.9 billion.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in AOCI (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 4)	Postretirement benefits	Total AOCI
Balance, December 31, 2021	$88	$(4)	$84
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(202)	—	(202)
Net actuarial gains (losses)	—	1	1
Net current period other comprehensive income (loss)	(202)	1	(201)
Balance, December 31, 2022	(114)	(3)	(117)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(64)	—	(64)
Net actuarial gains (losses)	—	1	1
Net current period other comprehensive income (loss)	(64)	1	(63)
Balance, December 31, 2023	(178)	(2)	(180)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	151	—	151
Net current period other comprehensive income (loss)	151	—	151
Balance, December 31, 2024	$(27)	$(2)	$(29)

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

•Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at December 31, 2024 and 2023.

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

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	December 31, 2024		December 31, 2023
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$1,499	$9,489	$1,641	$10,023
Regulatory capital	$6,610	$9,489	$7,376	$10,023
Leverage capital	$8,263	$14,233	$9,220	$15,034
Capital-to-assets ratio	4.00%	5.74%	4.00%	5.44%
Capital stock-to-assets ratio	2.00%	3.53%	2.00%	3.59%
Leverage ratio	5.00%	8.61%	5.00%	8.15%

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

Note 12 — Fair Value

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. The Bank had no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2024, 2023, or 2022.

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

	December 31, 2024
		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]	Total
Assets
Cash and due from banks	$41	$41	$—	$—	$—	$41
Interest-bearing deposits	4,096	—	4,096	—	—	4,096
Securities purchased under agreements to resell	11,950	—	11,950	—	—	11,950
Federal funds sold	5,175	—	5,175	—	—	5,175
Trading securities	4,720	—	4,720	—	—	4,720
Available-for-sale securities	25,331	—	25,331	—	—	25,331
Held-to-maturity securities	760	—	755	2	—	757
Advances	99,951	—	100,040	—	—	100,040
Mortgage loans held for portfolio, net	11,896	—	10,940	32	—	10,972
Accrued interest receivable	400	—	400	—	—	400
Derivative assets, net	804	—	202	—	602	804
Other assets	44	44	—	—	—	44
Liabilities
Deposits	(1,314)	—	(1,314)	—	—	(1,314)
Consolidated obligations
Discount notes	(64,680)	—	(64,682)	—	—	(64,682)
Bonds	(88,571)	—	(87,778)	—	—	(87,778)
Total consolidated obligations	(153,251)	—	(152,460)	—	—	(152,460)
MRCS	(9)	(9)	—	—	—	(9)
Accrued interest payable	(717)	—	(717)	—	—	(717)
Derivative liabilities, net	(6)	—	(60)	—	54	(6)

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

As of December 31, 2024 and 2023, multiple prices were received for the majority of the Bank’s trading and AFS investment securities. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Derivative Assets and Liabilities and the Related Hedged Items. The fair value of derivatives is generally estimated using standard valuation techniques such as a discounted cash flow analysis and comparisons to similar instruments, and includes variation margin payments for daily settled contracts. In limited instances, fair value estimates for interest-rate related derivatives may be obtained using an external pricing model that utilizes observable market data. The Bank is subject to credit risk in derivatives transactions due to the potential nonperformance of its derivatives counterparties. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral/payments is posted daily, through a clearing agent, for changes in the fair value of cleared derivatives. To mitigate credit risk on uncleared derivatives, the Bank enters into master netting agreements with its counterparties that are fully collateralized with a zero unsecured threshold. The Bank has evaluated the potential for the fair value of its derivatives to be affected by counterparty credit risk and its own credit risk and has determined that no adjustments were significant to the overall fair value measurements.

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

FAIR VALUE ON A RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	December 31, 2024
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Recurring fair value measurements
Assets
Trading securities
U.S. Treasury obligations	$—	$4,508	$—	$—	$4,508
Other U.S. obligations	—	59	—	—	59
GSE and TVA obligations	—	47	—	—	47
Other non-MBS	—	106	—	—	106
Total trading securities	—	4,720	—	—	4,720
Available-for-sale securities
Other U.S. obligations	—	102	—	—	102
GSE and TVA obligations	—	309	—	—	309
State or local housing agency obligations	—	499	—	—	499
Other non-MBS	—	42	—	—	42
U.S. obligations single-family MBS	—	5,200	—	—	5,200
GSE single-family MBS	—	195	—	—	195
GSE multifamily MBS	—	18,984	—	—	18,984
Total available-for-sale securities	—	25,331	—	—	25,331
Derivative assets, net
Interest-rate related	—	201	—	602	803
Forward settlement agreements	—	1	—	—	1
Total derivative assets, net	—	202	—	602	804
Other assets	44	—	—	—	44
Total recurring assets at fair value	$44	$30,253	$—	$602	$30,899
Liabilities
Discount notes[2]	$—	$(52,349)	$—	$—	$(52,349)
Derivative liabilities, net
Interest-rate related	—	(60)	—	54	(6)
Total derivative liabilities, net	—	(60)	—	54	(6)
Total recurring liabilities at fair value	$—	$(52,409)	$—	$54	$(52,355)

Non-recurring fair value measurements
Assets
Impaired mortgage loans held for portfolio[3]	$—	$—	$5	$—	$5
Total non-recurring assets at fair value	$—	$—	$5	$—	$5

1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

2    Represents financial instruments recorded under the fair value option.

3    These assets are subject to fair value adjustments in certain circumstances. The fair value information presented is as of the date the fair value adjustment was recorded during the year ended December 31, 2024.

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	December 31, 2023
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Recurring fair value measurements
Assets
Trading securities
U.S Treasury obligations	$—	$2,925	$—	$—	$2,925
Other U.S. obligations	—	68	—	—	68
GSE and TVA obligations	—	49	—	—	49
Other non-MBS	—	110	—	—	110
GSE multifamily MBS	—	—	—	—	—
Total trading securities	—	3,152	—	—	3,152
Available-for-sale securities
Other U.S. obligations	—	328	—	—	328
GSE and TVA obligations	—	344	—	—	344
State or local housing agency obligations	—	458	—	—	458
Other non-MBS	—	160	—	—	160
U.S. obligations single-family MBS	—	4,398	—	—	4,398
GSE single-family MBS	—	180	—	—	180
GSE multifamily MBS	—	17,955	—	—	17,955
Total available-for-sale securities	—	23,823	—	—	23,823
Derivative assets, net
Interest-rate related	—	291	—	975	1,266
Mortgage loan purchase commitments	—	1	—	—	1
Total derivative assets, net	—	292	—	975	1,267
Other assets	39	—	—	—	39
Total recurring assets at fair value	$39	$27,267	$—	$975	$28,281
Liabilities
Discount Notes[2]	$—	$(47,442)	$—	$—	$(47,442)
Derivative liabilities, net
Interest-rate related	—	(100)	—	94	(6)
Forward settlement agreements (TBAs)	—	(1)	—	—	(1)
Total derivative liabilities, net	—	(101)	—	94	(7)
Total recurring liabilities at fair value	$—	$(47,543)	$—	$94	$(47,449)

Non-recurring fair value measurements
Assets
Impaired mortgage loans held for portfolio[3]	$—	$—	$1	$—	$1
Total non-recurring assets at fair value	$—	$—	$1	$—	$1

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

FAIR VALUE OPTION

The fair value option provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, and unrecognized firm commitments. It requires entities to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the Statements of Condition. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities, and commitments, with the changes in fair value recognized in net income.

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

For the year ended December 31, 2024 and 2023, net losses on financial instruments held under fair value option (i.e., discount notes) were $31 million and $92 million compared to net gains of $106 million in 2022. The Bank determined no credit risk adjustments for nonperformance were necessary. In determining that no credit risk adjustments were necessary, the Bank considered the following factors:

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

The following table summarizes the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected (dollars in millions):

	December 31, 2024
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$52,848	$52,349	$(499)

	December 31, 2023
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$48,164	$47,442	$(722)

Note 13 — Commitments and Contingencies

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	December 31, 2024			December 31, 2023
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1,2]	$20,021	$129	$20,150	$9,396
Standby bond purchase agreements[2]	75	949	1,024	852
Commitments to purchase mortgage loans	101	—	101	112
Commitments to issue bonds[3]	665	—	665	47
Commitments to issue discount notes[3]	—	—	—	551
Commitments to fund advances[2,4]	227	—	227	2,163
1    Excludes commitments to issue standby letters of credit, when applicable. At both December 31, 2024 and 2023, the Bank had no commitments to issue standby letters of credit.

2    The Bank has deemed it unnecessary to record any liability for credit losses on these agreements at December 31, 2024 and 2023, based on its credit extension and collateral policies.

3    The Bank enters into commitments to issue consolidated obligations in the normal course of its business, that generally settle within 30 calendar days.

4    The Bank enters into commitments to fund additional advances up to 24 months in the future.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The original terms of standby letters of credit outstanding at December 31, 2024 are currently no later than 2038. The carrying values of guarantees related to standby letters of credit are recorded in “Other liabilities” on the Statements of Condition and amounted to $7 million and $4 million at December 31, 2024 and 2023.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing finance agencies within its district pursuant to which, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the bonds until the designated marketing agent can find a suitable investor or the state housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. At December 31, 2024, the Bank had standby bond purchase agreements with eight state housing finance agencies. The maturities of standby bond purchase agreements outstanding at December 31, 2024 are currently no later than 2029. During the years ended December 31, 2024, 2023, and 2022, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at December 31, 2024 and 2023 is reported in “Note 7 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At December 31, 2024 and 2023, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was $1,039.2 billion and $1,032.1 billion.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a FLA. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $197 million and $178 million at December 31, 2024 and 2023.
Pledged Collateral. The Bank pledged securities, as collateral, related to derivatives. See “Note 7 — Derivatives and Hedging Activities” for additional information about the Bank’s pledged collateral.
Legal Proceedings. The Bank is subject to various pending legal proceedings arising in the normal course of business. The Bank is not currently aware of any pending or threatened legal proceedings to which it is a party that it believes could have a material impact on its financial condition, results of operations, or cash flows.

Note 14 — Activities with Stockholders

The Bank is a cooperative. This means the Bank is owned by its customers, whom the Bank calls members. As a condition of membership in the Bank, all members must purchase and maintain membership capital stock based on a percentage of their total assets, subject to a minimum and maximum amount, as of the preceding December 31st. Each member is also required to purchase and maintain activity-based capital stock to support certain business activities with the Bank. All transactions with stockholders are entered into in the ordinary course of business. Refer to “Note 11 — Capital” for more information on our capital stock requirements.

TRANSACTIONS WITH DIRECTORS’ FINANCIAL INSTITUTIONS

In the normal course of business, the Bank extends credit to its members whose directors and officers serve as Bank directors (Directors’ Financial Institutions). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms and conditions as those with any other member.

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	December 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Advances	$1,127	1	$739	1
Mortgage loans	190	2	124	1
Deposits	12	1	8	1
Capital stock	78	1	50	1

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including MRCS). At December 31, 2024 and 2023, the Bank had the following business concentrations with stockholders (dollars in millions):

	December 31, 2024
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Athene Annuity and Life Company	$711	12	$15,571	$—	$473

	December 31, 2023
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo Bank, N.A.[3]	$1,676	24	$37,000	$7	$1,687
Superior Guaranty Insurance Company[4]	6	—	—	137	—
Total	$1,682	24	$37,000	$144	$1,687
1    Pursuant to applicable Finance Agency regulations, the Bank’s voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank’s capital stock.
2    Represents interest income earned on advances during the years ended December 31, 2024 and 2023. Interest income on mortgage loans is excluded from these tables as this interest relates to the borrower, not to the stockholder.
3    Wells Fargo Bank, N.A. had standby letters of credit outstanding totaling $0.9 billion as of December 31, 2023.
4    Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A. and had no standby letters of credit outstanding as of December 31, 2023.
The Bank’s concentrations also include stockholders with revenues in excess of 10 percent of the Bank’s total revenue, which includes interest income and non-interest income. For the years ended December 31, 2024, 2023, and 2022, the Bank had one member and related affiliate with revenues of $1.0 billion, $1.7 billion, and $0.3 billion.

Note 15 — Activities with Other FHLBanks

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the years ended December 31, 2024, 2023, and 2022 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2024
Boston	$—	$200	$(200)	$—
Chicago	—	5	(5)	—
	$—	$205	$(205)	$—

2023
Chicago	$—	$2,005	$(2,005)	$—
New York	—	500	(500)	—
San Francisco	—	2,655	(2,655)	—
	$—	$5,160	$(5,160)	$—

2022
Chicago	$—	$1	$(1)	$—
San Francisco	—	2,030	(2,030)	—
	$—	$2,031	$(2,031)	$—

The following table summarizes borrowing activity from other FHLBanks during the years ended December 31, 2024, 2023, and 2022 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2024
Chicago	$—	$2,000	$(2,000)	$—
Cincinnati	—	500	(500)	—
	$—	$2,500	$(2,500)	$—

2023
Boston	$—	$450	$(450)	$—
Cincinnati	—	750	(750)	—
San Francisco	—	500	(500)	—
Topeka	—	565	(565)	—
	$—	$2,265	$(2,265)	$—

2022
Chicago	$—	$250	$(250)	$—
San Francisco	—	500	(500)	—
	$—	$750	$(750)	$—

For the years ended December 31, 2024, 2023, and 2022, the interest income and expense related to these transactions was immaterial.

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the annual period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment, management determined that our internal control over financial reporting was effective as of December 31, 2024. Additionally, the effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PwC, our independent registered public accounting firm. Refer to “Item 8. Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm” for their audit report.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding our current directors and executive officers is provided in the following sections. There are no family relationships among our directors or executive officers. The table below shows membership information for our Board of Directors at February 28, 2025:

				Expiration of
				Current Term As
		Member or		Director as of	Board
Director	Age	Independent	Director Since	December 31	Committees
Karl A. Bollingberg (chair)	62	Member	January 1, 2019	2026	a
John A. Klebba (vice chair)	68	Member	January 1, 2018	2025	a
Ruth B. Bennett	72	Independent	June 1, 2015	2028	b, d, h
Steven L. Bumann	71	Member	January 1, 2015	2025	b, c
Cleon P. Butterfield *	70	Independent	January 1, 2020	2027	d, g, h
Douglas L. DeFries	68	Member	January 1, 2022	2025	a, b, d, f
Kim R. DeVore	54	Member	January 1, 2023	2026	d, e, h
Edward A. Garding	75	Independent	August 30, 2021	2027	b, h
Amy K. Johnson	59	Independent	January 1, 2020	2027	d, e, f
Jon M. Jones	63	Member	January 1, 2021	2028	a, b, f
Joe R. Kesler	69	Member	March 9, 2018	2027	e, h
Wan-Chong Kung	64	Independent	January 19, 2022	2026	a, g, h
Russell J. Lau	72	Member	January 1, 2022	2025	b, c, d
Lauren M. MacVay	56	Member	January 1, 2018	2025	a, c, d, e
Elsie M. Meeks *	71	Independent	January 1, 2015	2026	a, b, d, f
Jason A. Meyerhoeffer	58	Member	June 25, 2019	2026	a, c, e
Siva G. Narendra	53	Independent	January 1, 2022	2025	c, g
Carol K. Nelson	68	Independent	January 1, 2021	2028	a, f, g
Jeff L. Plagge	69	Member	January 1, 2024	2027	c, g
Lisa A. Stange	60	Independent	January 1, 2024	2027	c, g
Matt C. Stephenson	48	Member	January 1, 2025	2028	e, f
Robert J. Vogel	73	Member	January 1, 2024	2027	e, h

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
Karl A. Bollingberg, the Board’s chair, has served as a director for Cornerstone Bank in Fargo, North Dakota, since June 2022. Mr. Bollingberg retired from Alerus Financial in July 2022. While at Alerus Financial, Mr. Bollingberg served as loan participation advisor from 2018 to 2022, and in various other roles, including director of lending, director of banking services, and regional president, since 1987. Prior to that, Mr. Bollingberg worked for U.S. Bank, N.A. from 1985 to 1987. Mr. Bollingberg is active in a number of civic organizations including advisory board member and chair for the Bank of North Dakota. In addition, he previously served as a member and chair for the Regional Economic Development Corporation in Grand Forks, North Dakota, as a member and past chair of the Regional Airport Authority in Grand Forks, North Dakota, and was campaign chairperson for the Community Violence and Intervention Center Shelter Project in Grand Forks, North Dakota. He earned his bachelor’s degree in agricultural economics from North Dakota State University and completed Louisiana State University School of Banking in 2000. Mr. Bollingberg’s position as a director of a member institution and his experience, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as the chair of the Executive and Governance Committee.
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

Cleon P. Butterfield retired as senior vice president and CFO for the Utah Housing Corporation in June 2024, a position he held since 2001. Mr. Butterfield joined the Utah Housing Corporation in 1979 and held various leadership capacities during his tenure including treasurer, director of operations, and director of program development among others. Mr. Butterfield is a licensed CPA. Mr. Butterfield has served on multiple affordable housing councils and committees. He is also a former member of the State of Utah Alternative Dispute Resolution Council. Additionally, he is a guest lecturer teaching about how low-income housing tax credits and tax-exempt bond financing produce a viable solution for low-income housing needs. Mr. Butterfield’s experience, as indicated by his background, support his qualifications to serve as a Public Interest Independent Director on our Board of Directors.

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

Kim R. DeVore has served as the president and CEO of Jonah Bank of Wyoming in Casper, Wyoming since 2020. Ms. DeVore previously served as CFO of Jonah Bank of Wyoming, since its inception in 2006. Ms. DeVore’s previous banking responsibilities include all operations roles, cash management, and commercial lending. Ms. DeVore is active in community organizations including the Two Fly Foundation, The Lyric, and the Central Wyoming Boys & Girls Club. She led the development of WyoTowne at AmeriTowne; a program to teach children about civic and financial responsibility along with America’s free enterprise system and their important role in its success. Ms. DeVore was appointed by the Governor of Wyoming and served eight years on the Wyoming Business Council Board of Directors, the state’s economic development agency. Ms. DeVore is currently the president of the National Community Depository Institution Advisory Council (CDIAC). Ms. DeVore represents the 10th District Kansas City Federal Reserve Bank on the CDIAC to advise the Federal Reserve System’s Board of Governors. Ms. DeVore’s position as an officer of a member institution and her experience, as indicated by her background, support her qualifications to serve on our Board of Directors. She currently serves as vice chair of the Member Committee.

Edward A. Garding retired as president and CEO of First Interstate BancSystems, in Billings, Montana in 2016. Mr. Garding spent more than 40 years with First Interstate BancSystems during which he held various management positions including chief credit officer, CRO, COO and corporate and government relations officer. Mr. Garding has served on several banking industry boards including serving as chairman of the Wyoming Bankers Association, Pacific Coast Banking School Board, and Montana Bankers Association. He was also a member of the Fannie Mae Western Region Advisory Board. He served as the Interim Dean of the College of Business at Montana State University Billings, a position he held during the 2018 to 2023 fiscal years, and is now retired from that position. Mr. Garding’s experience, as indicated by his background, support his qualifications to serve as an Independent Director on our Board of Directors. He currently serves as vice chair of the Finance Committee.
Amy K. Johnson retired from her position as global head of operations for Columbia Threadneedle Investments, the investment management division of Ameriprise Financial, Inc. in Minneapolis, Minnesota, in June 2019, a position she held since April 2016. Ms. Johnson previously served in several positions at Columbia Threadneedle Investments and its predecessors and affiliates since 2001. Her most recent roles included president of Ameriprise Trust Company from November 2006 to April 2017 and Columbia Threadneedle Investments COO - North America from May 2010 to April 2016. Ms. Johnson has been a board member of Friends of Ngong Road since 2009 and currently serves as COO, a volunteer position. Based in Minneapolis, Minnesota, its mission is to transform the lives of children living in poverty in Nairobi, Kenya, through education and support. Ms. Johnson has served as a member of the Board of Trustees for Parnassus Funds since 2022. Ms. Johnson’s experience, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as vice chair of the Housing and Community Investment and the Compensation Committees.

Jon M. Jones has served as vice president and community advisor for Washington Trust Bank in Spokane, Washington since December 2024. Mr. Jones previously served as the president and CEO of Washington Business Bank in Olympia, Washington from 2007 to November 2024. Prior to joining Washington Business Bank, Mr. Jones worked for his own company, Jones Financial Strategies, as a bank consultant and commodities trader. He previously worked for Venture Bank in Olympia, Washington in various roles for 15 years. Mr. Jones started his career in finance at Peoples Bank and Trust in Waterloo, Iowa, where he worked as a credit analyst. Mr. Jones then moved on to be a commercial lending officer at Northwest Bank and Trust in Davenport, Iowa before moving to Washington in 1990. Mr. Jones is a member and past chairman of the board of the Washington Bankers Association. Additionally, he is a past chairman of both the Thurston County Chamber of Commerce and the South Sound YMCA. Mr. Jones graduated from the University of Northern Iowa with a BA in Finance and graduated from the Pacific Coast Banking School at the University of Washington. Mr. Jones’ position as an officer of a member institution and his experience, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Audit Committee.
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

Russell J. Lau has served as the chairman and CEO of Finance Factors Limited, a minority depository FDIC insured institution based in Honolulu, Hawaii, since 1998. Mr. Lau has served as the chairman, president, and CEO of Finance Enterprises, Ltd., the parent company, since 2004. In connection with his service with Finance Enterprises, he is the chairman and CEO of Finance Insurance, Ltd., a Hawaii independent insurance agency and chairman and CEO of Finance Realty, Ltd., and Waipono Inc., real estate investment/development and management companies. Mr. Lau previously served on the boards of both the Federal Home Loan Bank of Seattle from 2005 to 2015 and Des Moines from 2015 to 2017. Mr. Lau is a member and former president of the Hawaii Bankers Association Executive Committee. Mr. Lau is a member of the Financial Executives Institute. Mr. Lau is active in the community and is a member of the American Judicature Society (treasurer 2008 to 2023), Assets School (former treasurer), and the Chinese Chamber of Commerce of Hawaii (former president). Mr. Lau was formerly with the East West Center Foundation (former chair), Catholic Charities Hawaii (former secretary), Palolo Chinese Home, St. Andrew’s Schools (former chair), and member of Aloha Council Boy Scouts of America, American Youth Soccer Organization, Leahi Soccer Club (former coach), The Early School, and Junior Achievement. Mr. Lau was also a member of the FDIC’s Minority Depository Institutions Subcommitteee to the Advisory Committee on Community Bank from May 2022 to November 2024. Mr. Lau has a bachelor’s and master’s degree in finance from the University of Puget Sound and the University of Oregon, respectively. He also graduated from Pacific Coast Banking School at the University of Washington. Mr. Lau’s position as an officer of a member institution and his experience, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Audit Committee.

Lauren M. MacVay is currently the CEO of True North Federal Credit Union in Juneau, Alaska, a position she has held since 2004. Ms. MacVay has 30 years of banking experience. Prior to her current role, she held various leadership and management roles after joining True North Federal Credit Union in 1995. Before relocating to Alaska and beginning her banking career, Ms. MacVay was a practicing attorney in Pennsylvania for several years. Ms. MacVay has held numerous board positions and currently serves on the board of directors of the Alaska Credit Union League. Ms. MacVay’s position as an officer of a member institution and her experience, as indicated by her background, support her qualifications to serve on our Board of Directors. She currently serves as chair of the Risk and Compliance Committee.

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

Siva G. Narendra is CEO of tyfone, Inc., a digital banking technology company in Portland, Oregon, he co-founded in 2004. Dr. Narendra has served as its CEO since 2011. Dr. Narendra is also the CEO of Payfinia, Inc., an instant payments leader. Dr. Narendra is an inventor with more than 100 patents. Inventions he patented have led to the launch of Tozny, a digital security company, and iCashe, a digital payment fintech. Prior to becoming an entrepreneur, Dr. Narendra was a Senior Staff Scientist at Intel’s Corporate Technology Group where his contributions led to the issuance of 75 patents. Dr. Narendra is a published author and has more than 60 peer-reviewed papers. In addition to serving on the boards of the two technology companies he co-founded, tyfone, Inc. and iCashe, Dr. Narendra is on the board of OnPoint Community Credit Union Foundation and was a board member at OnPoint Community Credit Union from 2017 to 2020. Dr. Narendra holds a Ph.D. in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology in Cambridge, Massachusetts. Dr. Narendra’s experience, as indicated by his background, support his qualifications to serve as an Independent Director on our Board of Directors. He currently serves as vice chair of the Risk and Compliance Committee.

Carol K. Nelson served as president and CEO of Monzo, Inc. from 2021 to 2022. Ms. Nelson served as a strategic advisor to Monzo in its application for a national bank charter for Monzo Bank USA N.A from 2019 to 2021. She was an executive for KeyBank from 2015 to 2019. Ms. Nelson served as KeyBank’s pacific region executive and market president, was a member of KeyBank’s executive council, and director and trustee for the KeyBank Foundation. Ms. Nelson was appointed by Governor Inslee to serve as the CEO of the Washington State Department of Revenue from January 2013 to 2015. She served as the president and CEO of Cascade Bank in Everett, Washington from January 2001 to June 2011. She began her banking career at Seafirst Bank which was acquired by Bank of America in 1982 and served in several positions culminating as senior vice president and northern region executive. Ms. Nelson currently serves as chair of the board of Delta Dental of Washington, chair of the board of the National Association of Corporate Directors, Northwest Chapter, and is an independent director for the U.S. subsidiary of WISE.LON. Ms. Nelson is the past chair of the board of the Washington State Major League Baseball Public Facilities District, past chair of the board for United Way of King County, and is a former director of the Federal Reserve Bank of San Francisco, Seattle Branch, serving two terms (2007 to 2009 and 2015 to 2017). She is a past board member of Pacific Coast Banking School and a past board chair of the Washington Bankers Association. She earned a BA in Finance and an MBA from Seattle University. Ms. Nelson’s experience, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as chair of the Technology Committee.

Jeff L. Plagge has served as a director for Northwest Bank in Spencer, Iowa since 2009. Mr. Plagge has worked in the banking industry for over 42 years. Mr. Plagge serves as an audit committee member on the board of directors of Northwest Financial Corporation in Arnolds Park, Iowa, and was president and CEO of the company from 2009 to 2019. Prior to that, Mr. Plagge served as president and CEO of First National Bank in Waverly, Iowa and president, CEO and chairman of Midwest Heritage Bank in West Des Moines, Iowa. Mr. Plagge served as the Iowa Superintendent of Banking for the Iowa Division of Banking, a Governor-appointed position he held from 2019 to 2023. Mr. Plagge served on the board of the Conference of State Bank Supervisors Board in Washington D.C. while he was Iowa Superintendent of Banking. Mr. Plagge also serves on the board of the American Bankers Mutual Insurance, LTD., in Cleveland, Ohio and on the Farmer Mac board in Washington, D.C. Mr. Plagge served as chairman of the Iowa Bankers Association, chairman of the American Bankers Association, and former board member of the Chicago Federal Reserve Bank. Additionally, Mr. Plagge served as chairman of the Federal Reserve Bank of Chicago Community Depository Institution Advisory Council, was a member of the Federal Reserve Board of Governors Community Depository Institution Advisory Council, chairman of the Clearing House Faster Payments Task Force, chairman of Delta Dental of Iowa, and many other industry, non-industry and community-related boards, committees, and task forces throughout his career. Mr. Plagge received his bachelor’s degree in agriculture business from Iowa State University and is a graduate of the Graduate School of Banking at the University of Colorado - Boulder. Mr. Plagge’s position as a director of a member institution and his experience, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Technology Committee.
Lisa A. Stange is a consulting advisor to Global Meridian Holding Ltd, a global transportation company and affiliate of JPMorgan Asset Management, a position she has held since June 2024. Ms. Stange advises on fund management and governance. Ms. Stange was previously a strategic advisor to Clearwater Analytics, an investment accounting and analytics software provider, in Boise, Idaho. She held this position from 2020 to 2024, where she provided consulting services to insurance companies, asset managers and government entities on topics including investment accounting and risk management. With over 25 years of experience in insurance company leadership positions, Ms. Stange previously served as chief investment officer of Homesteaders Life Company from 2017 to 2019, chief investment officer and treasurer of EMC Insurance Companies from 2009 to 2014, and in investment roles including portfolio manager at Principal Global Investors from 1989 to 2008. During her career, Ms. Stange has gained valuable leadership experience and knowledge in the areas of operations and business-risk management, mortgages and other related investments, derivatives, and capital markets. Ms. Stange served as a Governor-appointed trustee on the board of the Iowa Public Employees’ Retirement System for 12 years ending in 2023. Ms. Stange currently serves on the Investment Board of the Des Moines Art Center Foundation and the Finance Advisory Board at the University of Iowa Tippie School of Business. Ms. Stange received her Bachelor of Business Administration degree and MBA in Finance from the University of Iowa. She holds the CFA designation. Ms. Stange’s experience, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors.
Matt C. Stephenson has served as president and CEO of Rouge Credit Union in Medford, Oregon since 2022. He began his career at the credit union in January 2004, overseeing information technology. He advanced to serve in several key positions there, including chief operations officer (from 2007 to 2008), chief financial officer (from 2008 to 2011), and executive vice president (from 2011 to 2022). Prior to joining Rouge Credit Union, Mr. Stephenson gained experience at Clark County Credit Union in Las Vegas, Nevada. Mr. Stephenson serves on various state and national level committees, including the GoWest Governmental Affairs Committee, Credit Union National Association Regulatory Affairs Committee, and the faculty of Western Credit Union Management School at Pomona College. Mr. Stephenson’s community involvement includes service on the Central Point City Council, Jackson County Budget Committee, Chamber of Medford/Jackson County Board, Medford School District’s Facilities Optimization Committee, Rogue Community College Budget Committee, and the Southern Oregon Regional Economic Development Incorporated board. Additionally, Mr. Stephenson is engaged with the Boy Scouts of America and is an Eagle Scout. Throughout his career, Mr. Stephenson has received several notable accolades, including the Credit Union Association of Oregon Young Professional of the Year award, the Heidemann Scholar Award for his efforts in continuing education, and named a Credit Union Rock Star by the Credit Union National Association (CUNA). He has also been awarded the Charles M. Clark Memorial award, presented to one graduating student at the Western CUNA Management School that demonstrates loyalty, fidelity, leadership and service. Mr. Stephenson holds a Bachelor of Science degree in management information systems and a master’s degree in business administration from the University of Nevada, Las Vegas. Mr. Stephenson’s position as an officer of a member institution and his experience, as indicated by his background, support his qualifications to serve on our Board of Directors.

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
Executive Officers
The following persons currently serve as executive officers of the Bank:

			Position Held
Executive Officer	Age	Position Held	Since
Kristina K. Williams	60	President and Chief Executive Officer	January 2020
James G. Livingston	59	Chief Financial Officer	January 2023
Joelyn R. Jensen-Marren	59	Chief Risk and Compliance Officer	January 2023
William W. Osborn	59	Chief Business Officer	August 2020
Kevin T. Larkin	56	Chief Information Officer	March 2020
Katherine A. Steinke	56	Chief Human Resources Officer	December 2021
Robert W. Dixon	50	General Counsel and Corporate Secretary	September 2022
Jamie L. Cornish	36	Chief Audit Executive	November 2024
Deborah G. Baldwin	63	Chief Diversity, Equity, and Inclusion Officer	May 2020
Cherie Schuler	60	Senior Director of Member and Financial Operations	June 2022

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

James G. Livingston is currently serving as CFO, a position he has held since January 2023. In his role, Mr. Livingston has management responsibility for the accounting and financial reporting, capital markets, financial controls, corporate finance, and strategic planning functions. He previously served as executive vice president and Director of Municipal & Institutional Services, senior vice president, and vice president at Zions Bancorporation, National Association, located in Salt Lake City, Utah, since 2017, 2011 and 2005, respectively. Prior to joining Zions in 2005, Mr. Livingston worked for Ziff Brothers Investments, in New York City, as a quantitative strategist and as Director of Financial Research. Mr. Livingston was elected to the Seattle Bank’s board from the state of Utah in 2007. After the merger with the Bank in 2015, he served as a director on the Bank’s Board until 2021. Mr. Livingston served as the Board Chair from 2020 to 2021. He also previously served as an assistant professor of accounting at Southern Methodist University in Dallas, Texas.

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

Kevin T. Larkin is currently serving as CIO, a position he has held since March 2020. Mr. Larkin oversees the Bank’s IT, information security, and business resiliency and facility management departments. Prior to joining the Bank, Mr. Larkin served as vice president, managing director, IT operations of the Chicago Bank since 2019. He previously served as the vice president, managing director, IT risk, compliance, and administration of the Chicago Bank from 2018 to 2019. Prior to joining the Chicago Bank, Mr. Larkin served as assistant vice president of business systems and IT governance for Illinois Mutual Life Insurance from 2014 to 2018. In addition, Mr. Larkin previously served as the director of business solutions for the Pittsburgh Bank from 2001 to 2014. He has earned a bachelors degree from Gannon University and both an MBA degree and Master’s in Information Systems Management from Duquesne University.

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

Robert W. Dixon is currently serving as General Counsel and Corporate Secretary, a position he has held since September 2022. Mr. Dixon has management responsibility for the Bank’s legal and government relations departments. He advises management and the Board of Directors on all legal matters impacting the Bank, including those involving business operations, SEC reporting and corporate governance. Mr. Dixon previously served as Vice President and Deputy General Counsel from 2021 to 2022 and Vice President and Associate General Counsel from 2013 to 2021. Prior to joining the Bank, Mr. Dixon practiced law at Davis Brown Law Firm in Des Moines, Iowa from 2010 to 2013 and at Vedder Price P.C. in Chicago, Illinois from 2001 to 2010. Mr. Dixon received his undergraduate degree from the University of Iowa and his Juris Doctor degree from Drake University Law School. He graduated from the Greater Des Moines Leadership Institute in 2013 and served as Board President for Big Brothers Big Sisters of Central Iowa from 2021 to 2023.

Jamie L. Cornish is currently serving as Chief Audit Executive, a position she has held since November 2024. In her role, Ms. Cornish has management responsibility for the internal audit department. Prior to joining the Bank, Ms. Cornish was a senior manager with Ernst & Young in Des Moines, Iowa, a position she held from 2019 to 2024, and held positions of increasing responsibility from 2011 to 2019. Ms. Cornish is a CPA, and she earned degrees in Accounting and Economics from the University of Northern Iowa.

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
Insider Trading Policy
We are cooperatively owned. Our member institutions (and, in limited circumstances, our former member institutions) own our capital stock. No individuals (including our directors, officers and employees) may own our capital stock.

Our capital stock can only be acquired, redeemed or repurchased at a par value of $100 per share. Our capital stock is not publicly traded, and no market exists for the disposition of our capital stock. The sole avenue for disposition of our capital stock by a member is redemption by the Bank. Members must purchase and maintain capital stock in our Bank as a condition of membership and may be required to purchase additional stock in order to transact advances, MPF and/or letters of credit activity with us. Transactions in our capital stock are governed by applicable regulatory requirements and our Capital Plan. Our Capital Plan is listed as an exhibit to this annual report on Form 10-K. Refer to “Item 15. Exhibits and Financial Statement Schedules” for additional information.

In addition to our cooperative structure, our primary source of funding is the issuance of debt securities, which are consolidated obligations issued as bonds and discount notes, that are sold by dealers to investors in the public. We therefore have adopted an Insider Trading Policy aimed at promoting compliance with insider trading laws. This policy is filed as Exhibit 19.1 to this annual report on Form 10-K.
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
The members of our Audit Committee for 2025 are Jon Jones (chair), Russell Lau (vice chair), Ruth Bennett, Steven Bumann, Douglas DeFries, Edward Garding, and Elsie Meeks. The Audit Committee held a total of 13 meetings in 2024. As of February 28, 2025, the Audit Committee has held one meeting and is scheduled to hold 11 meetings throughout the remainder of 2025. Refer to Exhibit 99.1 of this 2024 Annual Report for the Audit Committee Report.

Audit Committee Financial Expert
Our Board of Directors determined that Steven Bumann, Douglas DeFries, Edward Garding, Jon Jones, Russell Lau, and Elsie Meeks, members of its Audit Committee, qualify as audit committee financial experts under Item 407(d)(5) of Regulation S-K. Refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence” for details on our director independence. For information concerning the experience through which these individuals acquired the attributes required to be deemed financial experts, refer to the biographical information in this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis section provides information related to the administration of our executive compensation policies and programs. We believe we have taken a prudent and effective approach to executive compensation with practices aligned with the Finance Agency’s guidance on FHLBank executive compensation.

This section describes and analyzes our 2024 executive compensation program for:

•the executive officer serving as CEO during 2024;

•the executive officer serving as CFO during 2024; and

•the three other most highly compensated executive officers who were serving as executive officers on December 31, 2024.

These executive officers are collectively referred to as our NEOs.

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

In 2024, we executed on our executive compensation philosophy to provide competitive compensation to our NEOs that was aligned to the achievement of business objectives and Bank performance.

Elements of Executive Compensation

Our executive compensation program is comprised of the following elements: (i) base salary, (ii) an EIP that includes a 50 percent annual cash award and a 50 percent deferral of the incentive award, (iii) retirement benefits, (iv) health and welfare benefits, (v) the potential for payments in the event of termination, (vi) limited perquisites, and (vii) other amounts as defined. Equity-based compensation is not an element of the compensation program, because our stock cannot be owned by individuals and can only be purchased and sold at par between a member and the Bank. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Capital Stock” for additional information on our capital stock. The following discussion provides more detail for each of these elements.

BASE SALARY

Base salary is a fixed component of our NEOs’ total compensation that is intended to provide a level of compensation necessary to attract and retain highly qualified executives. Our President and CEO is the only NEO with an employment agreement with us that sets forth minimum base salary. This employment agreement provides that we shall initially pay our President and CEO an annualized base salary of not less than the amount set forth in the agreement. Base salary may only be adjusted upward based on an annual review by the Board of Directors and may not be adjusted downward unless such downward adjustment is part of a nondiscriminatory cost reduction plan applicable to our total compensation budget. For additional information regarding base salary, see the sections entitled “Roles and Responsibilities in Establishing Executive Compensation” and “Base Salary Levels” in this Item 11.

EXECUTIVE INCENTIVE PLAN

In December 2023, the Compensation Committee approved the 2024 EIP, and in February 2024, approved the Bank-wide goal measures. In addition, we received a non-objection letter from the Finance Agency for our 2024 EIP in March of 2024. The EIP includes an annual cash incentive and a deferred cash incentive. The Compensation Committee considers a variety of safety and soundness measures to determine the appropriate incentive payouts, such as (i) operational errors or omissions that result in material revisions to the financial results, information submitted to the Finance Agency, or data used to determine incentive payouts, (ii) untimely submission of information to the SEC, Office of Finance, or Finance Agency, (iii) failure to make sufficient progress, as determined by the Finance Agency, in the timely remediation of examination, monitoring, and other supervisory findings and matters requiring attention, or (iv) whether the Bank’s annual average MVCS, calculated using the ending amount of each month during the plan year, is equal to or greater than $100. If one of the above occurs, the Compensation Committee will consider the facts and circumstances and reduce incentive awards commensurate with the materiality of the exception relative to our financial and operational performance and financial reporting responsibilities.

Under the 2024 EIP, our NEOs are required to defer 50 percent of their total cash incentive. The deferred awards earned in 2024 will be paid one-third annually, beginning in 2026, and include interest based on annual ROE as of December 31st each year, credited annually. The deferred awards earned in plan years prior to 2024 were deferred for three years following the end of the performance plan period and include a four percent interest rate, credited annually. All deferred opportunities, including interest, are subject to the Bank’s sustained achievement of the safety and soundness measures described above and approvals by the Compensation Committee and Board of Directors.

The 2024 EIP provides that unless otherwise directed by the Compensation Committee, payments under the EIP shall be made in a lump sum through regular payroll distribution, typically within 75 days after the end of the calendar year for which the performance or deferral period is ended, but in any event by the end of the calendar year following the performance or deferral period.

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

For additional information about our EIP, see “EIP Award Opportunities” and “EIP Performance Measures and Results” in this Item 11.

RETIREMENT BENEFITS
We have one qualified defined contribution benefit plan, the DC Plan. We also offer a nonqualified defined contribution retirement plan, the NQDC Plan, which consists of the BEP, and as of 2024, was amended to include the SERP. The BEP allows the NEOs to contribute amounts they would have been entitled to contribute under the DC Plan had the plan not been subject to Internal Revenue Code contribution limitations. Under the SERP, an additional retirement benefit for executive officers, the Bank may provide annual discretionary contributions as determined by the Board of Directors.

The table below shows which retirement plans each NEO participates in:

NEO	Principal Position	Retirement Plans[1]
Kristina K. Williams	President and CEO	DC Plan, NQDC Plan
James G. Livingston	CFO	DC Plan, NQDC Plan
William W. Osborn[2]	CBO	DC Plan, NQDC Plan
Joelyn R. Jensen-Marren	CRCO	DC Plan, NQDC Plan
Kevin T. Larkin[2]	CIO	DC Plan, NQDC Plan

1    Beginning in 2024, the BEP was amended to also include the SERP, and is collectively referred to as the NQDC Plan.
2    Mr. Osborn and Mr. Larkin’s participation in the NQDC Plan was limited to Bank SERP contributions during 2024.

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

OTHER

Our NEOs may be eligible to receive a hiring bonus and other benefits. Mr. Livingston received a hiring bonus in 2023 and a bonus in 2024 after the completion of his first year of employment.

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

Roles and Responsibilities in Establishing Executive Compensation

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

Analysis Tools the Compensation Committee Uses

For 2024, the Compensation Committee engaged McLagan Partners to conduct an assessment and make recommendations regarding compensation for our executives based on the results of their competitive analysis. This included identification of sources of market data for purposes of the competitive compensation assessments of base pay and annual and deferred cash incentives. This analysis compared the compensation of our executives utilizing the following sources:

•Public disclosures (e.g., proxy statements and annual reports) for the top five highest paid executives at banks with assets between $10 billion and $20 billion;

•the FHLBank System; and

•Commercial banks included in the McLagan assessment.

The primary market comparison for their assessment was commercial banks from the McLagan data and the other FHLBanks. This was used to determine the market median for each position, which the Compensation Committee and President and CEO used to inform themselves regarding trends in compensation practices. When using FHLBank System comparisons, our executives are compared to the same position within the FHLBanks. When using commercial bank comparisons, our executive positions are compared to roles with similar overall responsibility.

Compensation Decisions in 2024

How we compensate our NEOs sets the tone for how we administer pay throughout the entire Bank. For 2024, our Compensation Committee considered numerous factors (including those previously discussed) before deciding on the appropriate total compensation for our NEOs, in the context of the current business, operating, and regulatory environment, which are more fully described in the following narrative.

BASE SALARY LEVELS

The Compensation Committee followed its historical practice of adjusting base salaries after a review of individual performance and current compensation of our NEOs. The Compensation Committee determined that our President and CEO’s base salary for 2024 was appropriate and, based on the President and CEO’s recommendations, that base salaries for the other NEOs were appropriate, based on (i) each NEOs’ individual performance, contributions to the Bank, length of time in position, and changes in responsibilities, if applicable, and (ii) a review of the McLagan Partners’ executive compensation survey data. The NEOs’ base salaries, presented in the “Summary Compensation Table” in this Item 11, become effective January 1st of each year, unless described otherwise.

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

Awards are paid to our NEOs based upon the achievement level of Bank-wide goals as determined by the Compensation Committee. In addition, 50 percent of the incentive award for NEOs is deferred. For the 2024 EIP, the deferred awards will be paid one-third annually, beginning in 2026. For plan years prior to 2024, the unpaid deferred awards will be paid following the end of the three year performance period. The actual amount of the awards paid each year will be subject to the Bank’s sustained achievement of the applicable safety and soundness measures, as defined in the EIP, and the Compensation Committee’s and Board of Directors’ approvals at the time of payment.

The annual and deferred EIP award opportunities for our NEOs in 2024 were a percentage of base salary as follows:

Title	Incentive Plan	Threshold	Target	Maximum
President and CEO	Annual	25.0%	40.0%	50.0%
	Deferred	25.0%	40.0%	50.0%
Other NEOs	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%

The following table provides estimated potential payouts under our EIP:

2024 Grants of Plan-Based Awards
	Estimated Future Payouts Under Non-Equity Incentive Plan Awards[1]
NEO	Threshold	Target	Maximum
Kristina K. Williams	$556,070	$889,712	$1,112,141
James G. Livingston	173,400	260,100	346,800
William W. Osborn	189,720	284,580	379,440
Joelyn R. Jensen-Marren	175,100	262,650	350,200
Kevin T. Larkin	170,000	255,000	340,000

1    Amounts consist of the annual incentive (50 percent of total incentive) and deferred incentive (50 percent of total incentive). The eligible deferred awards will be paid one-third annually and include interest based on annual ROE as of December 31st each year, credited annually, which is not included in the table above. All deferred incentive and interest payments are subject to the Bank’s sustained achievement of the 2024 safety and soundness measures and Compensation Committee’s and Board of Directors’ approvals at the time of payment.

EIP PERFORMANCE MEASURES AND RESULTS

In December 2023, the Compensation Committee approved the Bank-wide goals framework for 2024. In February 2024, the Compensation Committee approved the Bank-wide goal measures for 2024, which are summarized below:

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

iii.Affordable Housing and Community Development Mission is measured by the allocation and creation of discretionary programs and member participation in the Bank’s community investment products.

iv.Financial Performance is measured by the spread between AROCS and SOFR. AROCS is a measure of profitability that adjusts GAAP net income for certain non-routine or unpredictable items, including, but not limited to, market adjustments relating to derivative and hedging activities and instruments held at fair value, net asset prepayment fee income, MRCS interest expense, debt extinguishment gains (losses), and other non-routine items, if applicable.

v.Operational Continuous Improvement is measured by the completion of projects and initiatives in 2024 according to scope, timelines, and success measures approved by management.

vi.DEI is a measure of our progress on DEI initiatives.

The Bank’s EIP design has historically included Bank-wide goals. This plan design has resulted in reasonable payouts to our NEOs. We believe this plan design has accomplished these goals and driven the behaviors of all employees, including our NEOs, in accordance with our Board of Directors’ expectations.

For 2024, NEO incentive awards are tied entirely to the achievement of Bank-wide goals, with weighting determined by the Compensation Committee based upon the need for our NEOs to focus on certain strategic imperatives contained in our SBP.

When establishing the Bank-wide goals, the Compensation Committee and the Board of Directors anticipated that we would reasonably achieve the target level of performance aligned with objectives contained in our SBP. The maximum level provides a goal that is anticipated to be more challenging to reach, based on the previous year’s performance results and current market trends and conditions. The Bank-wide goal incentive awards are paid based on the actual results we achieve. The weightings for each goal area are generally aligned with our SBP and areas of key focus. The 2024 to 2026 SBP was approved by the Board of Directors in December of 2023.

On a regular basis during 2024, management provided an update to the Board of Directors on the status of performance relative to Bank-wide goals. The following table provides the 2024 EIP Bank-wide goals for our NEOs as well as our performance results, which were approved by the Board of Directors in February 2025:

Bank-wide Goals	2024 Results	Threshold	Target	Maximum
Improvement of Advance Penetration (10% Weight)	8th in the FHLBank System	8th in the FHLBank System	6th in the FHLBank System	4th in the FHLBank System
Core Product Utilization (10% Weight)	73%	66%	71%	76%
Affordable Housing and Community Development Mission (30% Weight)	371	300	325	350
Financial Performance (Spread Between AROCS and SOFR) (20% Weight)	9.71%	6.20%	7.20%	8.20%
Operational Continuous Improvement (20% Weight)	8/8	3/8	5/8	8/8
DEI (10% Weight)	4/5	2/5	3/5	5/5

The overall weighted achievement of the Bank-wide goals was 115.75 percent of target for our President and CEO and 122.67 percent of target for all other NEOs. Based on these results, the Compensation Committee awarded each NEO the amounts identified in the following table. We received a non-objection letter from the Finance Agency for the Bank-wide Performance awards in February 2025:

NEO	Annual Incentive[1]	Deferred Incentive[1]	Interest Earned on Deferred Incentive[2]	Total Bank-wide Performance Award
Kristina K. Williams	$514,921	$514,921	$101,700	$1,131,542
James G. Livingston	159,532	159,532	6,087	325,151
William W. Osborn	174,547	174,547	37,078	386,172
Joelyn R. Jensen-Marren	161,096	161,096	31,214	353,406
Kevin T. Larkin	156,404	156,404	30,609	343,417

1    Bank-wide performance award consists of annual incentive (50 percent of total incentive), paid in 2025, and a deferred incentive (50 percent of total incentive). The deferred incentive amounts were earned as of December 31, 2024, but will be paid one-third annually beginning in 2026, and remain subject to the Bank’s sustained achievement of the 2024 safety and soundness measures and Compensation Committee’s and Board of Directors’ approvals at the time of payment.
2    Represents four percent interest, credited annually, earned on the 2021 and 2022 deferred incentives, which will be paid in 2025 and 2026. Amounts also represent four percent interest earned on the 2023 deferred incentives, which will be paid in 2027. All payments are subject to the Bank’s sustained achievement of all applicable safety and soundness measures and Compensation Committee’s and Board of Directors’ approvals at the time of payment.

The following table illustrates for each NEO the maximum amount of unpaid deferred awards as of December 31, 2024, distributable under the EIP for 2021, 2022, 2023, and 2024, assuming the Bank achieved all applicable safety and soundness measures and no additional discretion is exercised by the Board of Directors:

NEO	Amount Distributable in 2025[1]	Amount Distributable in 2026[1]	Amount Distributable in 2027[1]	Amount Distributable in 2028[2]	Total
Kristina K. Williams	$393,480	$707,641	$771,627	$220,581	$2,093,329
James G. Livingston	—	57,808	234,042	68,340	360,190
William W. Osborn	145,485	255,606	264,923	74,772	740,786
Joelyn R. Jensen-Marren	120,407	216,536	242,750	69,010	648,703
Kevin T. Larkin	116,354	212,698	240,901	67,000	636,953
1     Represents the 2021, 2022, and 2023 deferred incentive awards payable in 2025, 2026, and 2027, and includes four percent interest, credited annually, over the three-year deferral period. In 2026 and 2027, amounts also include one-third of the 2024 deferred incentive awards, including interest based on the most recent three-year average ROE, credited annually. Payments will vary based on actual Bank performance in each year of the deferral period.
2    Represents the final payment of the 2024 deferred incentive awards, and includes interest based on the most recent three-year average ROE. Payments will vary based on actual Bank performance in each year of the deferral period.

SUMMARY COMPENSATION TABLE

The following table provides compensation information for our NEOs, as applicable, for the years ended December 31, 2024, 2023, and 2022:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Non-Qualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Kristina K. Williams	2024	$1,112,141	$—	$1,131,542	$—	$466,099	$2,709,782
President and CEO	2023	1,050,566	—	1,044,292	—	145,302	2,240,160
	2022	955,060	—	940,419	—	94,851	1,990,330
James G. Livingston[4]	2024	433,500	100,000	325,151	—	130,280	988,931
CFO	2023	405,817	150,000	304,362	—	233,430	1,093,609
William W. Osborn	2024	474,300	—	386,172	—	117,645	978,117
CBO	2023	465,000	—	360,971	—	65,278	891,249
	2022	450,000	—	347,182	—	53,856	851,038
Joelyn R. Jensen-Marren	2024	437,750	—	353,406	—	132,948	924,104
CRCO	2023	425,000	—	328,827	—	43,835	797,662
	2022	370,000	—	285,489	—	30,500	685,989
Kevin T. Larkin	2024	425,000	—	343,417	—	102,153	870,570
CIO	2023	425,000	—	328,601	—	36,558	790,159
	2022	365,000	—	281,545	—	39,038	685,583

1    For 2024, represents incentive compensation earned in 2024, including annual incentive (50 percent of total incentive), payable in 2025, and deferred incentive (50 percent of total incentive), which will be paid one-third annually, beginning in 2026. In addition, incentive compensation includes four percent interest, credited annually, earned on the 2021 and 2022 deferred incentives, and four percent interest earned on the 2023 deferred incentive, as applicable. For 2023, incentive compensation includes four percent interest, credited annually, earned on the 2021 deferred incentive, and four percent interest earned on the 2022 deferred incentive, as applicable. For 2022, incentive compensation includes four percent interest earned on the 2021 deferred incentive, as applicable. Both the deferred incentive and interest remain subject to the Bank’s sustained achievement of all applicable safety and soundness measures and Compensation Committee’s and Board of Directors’ approvals at the time of payment.
2    All earnings on non-qualified deferred compensation are at the market rate and therefore are not required to be included in this table.
3    The components of this column for 2024 are provided in the “Components of All Other Compensation” table within this Item 11.
4    Mr. Livingston received a one-time bonus in 2024 following the completion of one year of employment with the Bank. Mr. Livingston’s 2023 salary, non-equity incentive, and all other compensation are prorated based on the period of his employment with the Bank from January 17, 2023 through December 31, 2023. Mr. Livingston also received a one-time bonus in 2023 related to the start of his employment with the Bank.

COMPONENTS OF ALL OTHER COMPENSATION

	Bank Contributions to Vested Defined Contribution Plans
NEO	DC Plan	NQDC Plan[1]	Perquisites and Other Personal Benefits	Total
Kristina K. Williams	$30,127	$426,132	$9,840	$466,099
James G. Livingston	26,896	102,544	840	130,280
William W. Osborn[2]	34,500	82,305	840	117,645
Joelyn R. Jensen-Marren	30,285	98,248	4,415	132,948
Kevin T. Larkin[2]	24,938	74,375	2,840	102,153

1    Beginning in 2024, the BEP was amended to also include the SERP, and is collectively referred to as the NQDC Plan.

2    Mr. Osborn and Mr. Larkin’s participation in the NQDC Plan was limited to Bank SERP contributions during 2024.

Benefits and Retirement Philosophy

We consider benefits to be an important aspect of our ability to attract and retain qualified employees, and therefore we design our programs to be competitive with financial services businesses. The following is a summary of the retirement benefits that NEOs were eligible to receive.

QUALIFIED DEFINED CONTRIBUTION PLAN

All employees who have met the eligibility requirements may elect to participate in our DC Plan, a retirement savings plan qualified under the Internal Revenue Code. Employees (including NEOs) may receive a match on employee contributions at 100 percent up to six percent of eligible compensation. Employees are eligible for the match immediately, and all matching contributions are immediately 100 percent vested. All employees receive a discretionary Bank contribution of eligible compensation (generally four percent) to the DC Plan following the end of each calendar year. Vesting in the discretionary contribution is 100 percent at the completion of three years of service.

NON-QUALIFIED DEFINED CONTRIBUTION PLAN

Our NEOs are eligible to participate in a non-qualified defined contribution plan that is similar to the DC Plan, which includes the BEP, and as of 2024, was amended to include the SERP. The BEP ensures, among other things, that participants whose benefits under the DC Plan would otherwise be restricted by certain provisions of the Internal Revenue Code are able to make elective pre-tax deferrals and to receive a matching contribution relating to such deferrals. The investment returns credited to a participating NEO’s account are at the market rate for the NEO’s selected investment. Aggregate earnings are calculated by subtracting the 2023 year-end balance from the 2024 year-end balance, less the NEO’s and Bank’s contributions. The Bank matches 100 percent of NEOs’ contributions up to six percent of salary and annual incentive deferrals. Participants also receive a discretionary Bank contribution (generally four percent) of eligible compensation above the limits set by the Internal Revenue Code into the BEP following the end of each calendar year. In addition, we may elect to provide a discretionary contribution to an executive upon approval by the Board of Directors and subject to non-objection by the Finance Agency.

In addition to the BEP, the Bank began offering the SERP in 2024. SERP contributions made by the Bank are between six percent and 15 percent of eligible earnings for the CEO and between six percent and 10 percent of eligible earnings for all other NEOs and are not subject to a matching contribution by the NEO. Eligible earnings includes base salary and incentive compensation. For additional information, refer to the First Amendment to the Seventh Amended and Restated Benefit Equalization Plan set forth in “Item 15. Exhibits and Financial Statements Schedules.”

2024 Non-Qualified Deferred Compensation Table
NEO	Executive Contributions In Last FY1	Bank Contributions In Last FY2	Aggregate Earnings (Losses) In Last FY3	Aggregate Withdrawals/Distributions In Last FY	Aggregate Balance At Last FYE[4]
Kristina K. Williams	$111,214	$426,132	$141,505	$—	$2,540,423
James G. Livingston	296,516	102,544	78,799	(17,416)	699,938
William W. Osborn[5]	—	82,305	44,904	—	248,369
Joelyn R. Jensen-Marren	17,510	98,248	4,840	—	46,951
Kevin T. Larkin[5]	—	74,375	2,401	—	12,255

1    Amounts represent NEO’s contributions for 2024, which includes the base salary deferral into the BEP during 2024 as well as the amount of the 2024 incentive the NEO deferred into the BEP in 2025. Amounts shown are included in either the “Salary” or “Non-Equity Incentive” column of the “Summary Compensation Table” in this Item 11.

2    Amounts represent the Bank’s contributions for 2024, which include the base salary match, the 2024 incentive match, and discretionary BEP and SERP contributions. Amounts shown are included in the “All Other Compensation” column of the “Summary Compensation Table” in this Item 11.

3    All earnings on non-qualified deferred compensation are at the market rate. As a result, these amounts are not shown in the “Summary Compensation Table” in this Item 11.

4    Amounts represent the NEO’s balances on December 31, 2024, and do not include contributions deposited into the NEOs’ account subsequent to the last fiscal year-end. Ms. Williams’ aggregate balance includes $2,165,475 of contributions reported in a prior year “Summary Compensation Table”. Mr. Livingston’s aggregate balance includes $275,503 of contributions reported in a prior year “Summary Compensation Table” and also includes contributions from when he served on the Bank’s Board of Directors. Mr. Osborn’s aggregate balance includes $188,099 of contributions reported in a prior year “Summary Compensation Table”. Ms. Jensen-Marren’s aggregate balance includes $24,653 of contributions reported in a prior year “Summary Compensation Table”. Mr. Larkin’s aggregate balance includes $8,607 of contributions reported in a prior year “Summary Compensation Table”.

5    Mr. Osborn and Mr. Larkin’s participation in the NQDC Plan was limited to Bank SERP contributions during 2024.

CEO Compensation Pay Ratio

As required by Item 402(u) of Regulation S-K, we are providing the following information:

For 2024, our last completed fiscal year:

i.The median of the annual total compensation of all employees of the Bank (other than Ms. Williams), was $150,042; and
ii.The annual total compensation of Ms. Williams, our President and CEO, was $2,709,782.

Based on this information, the ratio for 2024 of the annual total compensation of our President and CEO to the median of the annual total compensation of all employees is 18 to 1.

We identified our median employee and calculated our pay ratio in accordance with SEC rules and methods for disclosure as described below.

i.We identified our employee population as of December 31, 2024, including any full-time, part-time, temporary, and seasonal employees employed on that date. This date was selected because it aligned with the calendar and fiscal year end and allowed us to identify employees in a reasonably efficient manner.

ii.To find our median employee, excluding our President and CEO, we reviewed the 2024 annual salary for each employee that was employed as of December 31, 2024, and ranked all employees by that consistently applied compensation measure. In making this determination, we annualized the salary of full-time and part-time employees who were employed on December 31, 2024, but did not work for us the entire year. No full-time equivalent adjustments were made for part-time employees. Using this population, we then identified the initial median employee, and the next five employees lower and higher than that initial median employee, resulting in a total pool of 11 employees. We then calculated the 2024 total compensation, annualized if applicable, for each of these 11 employees in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and in the same manner as for our President and CEO. We ranked the 2024 total compensation for each of these 11 employees, and identified our median employee.

iii.With respect to the annual total compensation of our President and CEO, we used the 2024 amount reported in the “Total” column of our “Summary Compensation Table” in this Item 11.

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

“Disability” means the NEO has received benefits under a disability plan sponsored by the Bank for a period of not less than three months by reason of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than twelve months and which has rendered the NEO incapable of performing their duties.

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

Assuming one or more of the previously discussed events triggering receipt of termination payments had occurred as of December 31, 2024, the total amounts payable to our NEOs are outlined in the table below:

Termination For Cause or Without Good Reason
NEO	Severance Pay[1]	Annual Incentive[2]	Deferred Incentive[2]	Vacation Payout[3]	Total
Kristina K. Williams	$—	$—	$—	$34,220	$34,220
James G. Livingston	—	—	—	7,086	7,086
William W. Osborn	—	—	—	29,188	29,188
Joelyn R. Jensen-Marren	—	—	—	8,418	8,418
Kevin T. Larkin	—	—	—	8,582	8,582

1    Termination under these circumstances would not result in severance payments from the Bank but would result in payment of salary earned through December 31, 2024, as reflected under the “Salary” column of the “Summary Compensation Table” in this Item 11.

2    Termination under these circumstances would not result in an incentive award payment since the award would have already been received as of December 31, 2024.

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

Assuming one or more of the previously discussed events triggering receipt of termination payments had occurred as of December 31, 2024, the total amounts payable to our NEOs are outlined in the table below:

Termination Without Cause or For Good Reason
NEO	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Kristina K. Williams	$2,224,282	$959,777	$2,093,329	$34,220	$5,311,608
James G. Livingston	216,750	—	—	7,086	223,836
William W. Osborn	237,150	—	—	29,188	266,338
Joelyn R. Jensen-Marren	218,875	—	—	8,418	227,293
Kevin T. Larkin	212,500	—	—	8,582	221,082

1     This amount represents accrued but unused vacation and would be paid in a lump sum upon termination. All NEOs are eligible to receive a payout in connection with unused vacation in accordance with the Bank’s Executive Severance Plan.

Assuming one or more of the previously discussed events triggering receipt of termination payments had occurred as of December 31, 2024, the total amounts payable to our NEOs are outlined in the table below:

Termination Following Change in Control
NEO	Severance Pay	Annual Incentive	Deferred Incentive	Vacation Payout[1]	Total
Kristina K. Williams	$3,325,302	$1,845,041	$2,093,329	$34,220	$7,297,892
James G. Livingston	216,750	—	—	7,086	223,836
William W. Osborn	237,150	—	—	29,188	266,338
Joelyn R. Jensen-Marren	218,875	—	—	8,418	227,293
Kevin T. Larkin	212,500	—	—	8,582	221,082

1    This amount represents accrued but unused vacation and would be paid in a lump sum upon termination. All NEOs are eligible to receive a payout in connection with unused vacation in accordance with the Bank's Executive Severance Plan.

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

Assuming one or more of the previously discussed events for the receipt of termination payments had occurred as of December 31, 2024, the total amounts payable to our NEOs are outlined in the table below:

Termination by Death, Disability, or Retirement
NEO	Severance Pay	Annual Incentive	Deferred Incentive[1]	Vacation Payout[2]	Total
Kristina K. Williams	$—	$514,921	$2,093,329	$34,220	$2,642,470
James G. Livingston	—	159,532	360,190	7,086	526,808
William W. Osborn	—	174,547	740,786	29,188	944,521
Joelyn R. Jensen-Marren	—	161,096	648,703	8,418	818,217
Kevin T. Larkin	—	156,404	636,953	8,582	801,939
1    This amount represents the accrued but unpaid incentive plan awards distributable under the EIP for 2021, 2022, 2023, and 2024. Amounts payable for the 2021, 2022, and 2023 deferred incentives include four percent interest, credited annually, over the three-year deferral period. Amounts payable for the 2024 deferred incentives include interest based on the most recent three-year average ROE, credited annually. Payments will vary based on actual Bank performance in each year of the deferral period.

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

Director Compensation

During 2024, the Board of Directors held 11 board meetings and 57 committee meetings. Pursuant to our Director Fee Policy, Directors receive one quarter of the annual compensation on the last business day of each calendar quarter. If it is determined at the end of the calendar year that a Director has attended less than 75 percent of the meetings they were required to attend during the year, the Director will not receive the fourth quarter payment for such calendar year.

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

The total expenses paid on behalf of the Board of Directors for travel and other reimbursed expenses for 2024 was $358 thousand and annual compensation paid to the Board of Directors, by position, for 2024 was as follows:

Board of Director Position	2024
Chair	$162,500
Vice Chair	142,000
Audit, Risk and Compliance, and Compensation Committee Chairs	137,000
All Other Committee Chairs	130,000
All Other Directors	123,000

The following table sets forth each Director’s compensation for the year ended December 31, 2024:

Director Compensation
Director Name	Fees Earned Or Paid In Cash
Karl A. Bollingberg (Chair)	$162,500
John A. Klebba (Vice Chair)	142,000
Ruth B. Bennett	137,000
Steven L. Bumann	123,000
Cleon P. Butterfield	123,000
Douglas L. DeFries	137,000
Kim R. DeVore	123,000
Edward A. Garding	123,000
James W. Hunt	123,000
Amy K. Johnson	130,000
Jon M. Jones	123,000
Joe R. Kesler	130,000
Wan-Chong Kung	123,000
Russell J. Lau	123,000
Lauren M. MacVay	137,000
Elsie M. Meeks	130,000
Jason A. Meyerhoeffer	130,000
Siva G. Narendra	123,000
Carol K. Nelson	123,000
Jeff L. Plagge	123,000
Lisa A. Stange	123,000
Robert J. Vogel	123,000

The Compensation Committee approved the Director Fee Policy for 2025. This policy is listed as an exhibit to this annual report on Form 10-K. Refer to “Item 15. Exhibits and Financial Statement Schedules” for additional information.

Compensation Committee Report

The Compensation Committee reviewed and discussed the 2024 Compensation Discussion and Analysis set forth in Item 11 with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K. The Compensation Committee includes the following individuals:

Compensation Committee
Douglas L. DeFries (Chair)
Amy K. Johnson (Vice Chair)
Jon M. Jones
Elsie M. Meeks
Carol K. Nelson
Matt C. Stephenson

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents members (or combination of members within the same holding company) holding five percent or more of our outstanding capital stock at February 28, 2025 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Athene Annuity and Life Company	7700 Mills Civic Parkway	West Des Moines	IA	7,827	13.3%
All others				50,803	86.7
Total capital stock				58,630	100.0%

Additionally, due to the fact that a majority of our Board of Directors is nominated and elected from our membership, these member directors are officers or directors of member institutions that own our capital stock. The following table presents total outstanding capital stock owned by those members who had an officer or director serving on our Board of Directors at February 28, 2025 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Washington Trust Bank	717 W. Sprague Ave.	Spokane	WA	294	0.50
Rogue Credit Union	1370 Center Dr.	Medford	OR	217	0.37
Bank of Utah	2605 Washington Blvd.	Ogden	UT	125	0.21
BankWest, Inc.	420 S. Pierre St.	Pierre	SD	86	0.15
Northwest Bank	705 Grand Avenue	Spencer	IA	55	0.09
Finance Factors, Ltd	1164 Bishop St.	Honolulu	HI	41	0.07
First Federal Savings Bank of Twin Falls	383 Shoshone Street N	Twin Falls	ID	41	0.07
First Montana Bank	201 N Higgins Ave	Missoula	MT	39	0.07
Cornerstone Bank	2280 45th Street S	Fargo	ND	27	0.05
New Market Bank	101 Old Town Road	Elko New Market	MN	13	0.02
True North Federal Credit Union	2777 Postal Way	Juneau	AK	6	0.01
Legends Bank	200 E Main St.	Linn	MO	5	0.01
Jonah Bank of Wyoming	777 W. 1st Street	Casper	WY	3	*
				952	1.62
All others				57,678	98.38
Total capital stock				58,630	100.00%

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

For the year ended December 31, 2024, the review and approval of transactions with related persons was governed by our Code. Under the Code, each director is required to disclose to the Board all actual or apparent conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the Board or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the Board is empowered to determine whether an actual conflict exists. In the event the Board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Bank’s General Counsel, CHRO, Chief Audit Executive, or the Board, as appropriate, shall be responsible for interpreting the Code and rendering final rulings regarding violations of this Code.

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
Finance Agency Regulations
The Finance Agency director independence standards prohibit individuals from serving as members of our Audit Committee if they have one or more “disqualifying relationships” with us or our management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by our Board are (i) employment with us at any time during the last five years, (ii) acceptance of compensation from us other than for service as a director, (iii) being a consultant, advisor, promoter, underwriter, or legal counsel for us at any time within the last five years, and (iv) being an immediate family member of an individual who is or who has been, within the past five years, one of our executive officers. The Board assesses the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on our Audit Committee. As of February 28, 2025, all of our directors, including all members of our Audit Committee, were independent under these criteria.

Exchange Act
Section 10A(m) of the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of a reporting company. Under Section 10A(m), in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of February 28, 2025, all of our directors, including all members of our Audit Committee, were independent under these criteria.
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
Our Board has a standing Audit Committee. All Audit Committee members are independent under the Finance Agency’s independence standards and the independence standards under Section 10A(m) of the Exchange Act in accordance with the Housing Act. For the reasons described above, our Board determined none of the current Member Directors serving on the Audit Committee are independent using the NYSE independence standards. The Member Directors serving on the Audit Committee are Steven Bumann, Douglas DeFries, Jon Jones, and Russell Lau. Our Board determined, however, the Independent Directors serving on the Audit Committee are independent under the NYSE independence standards. The Independent Directors serving on the Audit Committee are Ruth Bennett, Edward Garding, and Elsie Meeks.
Compensation Committee
The Board has a standing Compensation Committee. Our Board determined all members of the Compensation Committee are independent under the Finance Agency’s independence standards. For the reasons described above, our Board determined none of the current Member Directors serving on the Compensation Committee are independent using the NYSE independence standards. The Member Directors serving on the Compensation Committee are Douglas DeFries, Jon Jones, and Matt Stephenson. Our Board determined the Independent Directors serving on the Compensation Committee are independent under the NYSE independence standards. The Independent Directors serving on the Compensation Committee are Amy Johnson, Elsie Meeks, and Carol Nelson.

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
The following table sets forth the aggregate fees billed or to be billed by PwC (dollars in thousands):

	For the Years Ended December 31,
	2024	2023
Audit fees[1]	$1,138	$1,002
Audit-related fees[2]	85	131
All other fees	2	3
Total	$1,225	$1,136

1    Represents fees incurred in connection with the annual audit of our financial statements and internal control over financial reporting and quarterly review of our financial statements. In addition to these fees, we incurred assessments of $56 thousand and $62 thousand from the Office of Finance for audit fees on the Combined Financial Report for the years ended December 31, 2024 and 2023.

2    Primarily represents fees for participation in and presentations at conferences and/or technical accounting consultations.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The financial statements are set forth in Item 8 of this annual report on Form 10-K.

(b) Exhibits

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective December 8, 2021
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended, approved by the Federal Housing Finance Agency on May 31, 2015[2]
4.2	Description of Federal Home Loan Bank of Des Moines Capital Stock[2]
10.1	Employment Agreement with Kristina K. Williams, effective January 20, 2020[3]
10.2	Form of Indemnification Agreement[4]
10.3	Joint Capital Enhancement Agreement, as amended, effective August 5, 2011[5]
10.4	Federal Home Loan Bank of Des Moines Seventh Amended and Restated Benefit Equalization Plan, effective January 1, 2021[6]
10.5	Federal Home Loan Bank of Des Moines 2024 Executive Incentive Plan, effective January 1, 2024[7]
10.6	2025 Director Fee Policy, effective January 1, 2025[8]
10.7	2024 Director Fee Policy, effective January 1, 2024[9]
10.8	Federal Home Loan Bank of Des Moines Deferral Plan for Directors, effective June 1, 2015[10]
10.9	Federal Home Loan Bank of Des Moines Executive Severance Plan, effective May 1, 2023[11]
10.10	Federal Home Loan Bank of Des Moines First Amendment to the Seventh Amended and Restated Benefit Equalization Plan, effective December 31, 2024[12]
19.1	Federal Home Loan Bank of Des Moines Disclosure and Insider Trading Policy
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Federal Home Loan Bank of Des Moines Audit Committee Report
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

1    Incorporated by reference from our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

2    Incorporated by reference from our Form 10-K filed with the SEC on March 7, 2024 (Commission File No. 000-51999).

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

4    Incorporated by reference from our Form 10-K filed with the SEC on March 9, 2022 (Commission File No. 000-51999).

5    Incorporated by reference from our Form 8-K filed with the SEC on August 5, 2011 (Commission File No. 000-51999).

6    Incorporated by reference from our Form 10-K filed with the SEC on March 10, 2021 (Commission File No. 000-51999).

7     Incorporated by reference from our Form 8-K filed with the SEC on April 1, 2024 (Commission File No. 000-51999).

8    Incorporated by reference from our Form 8-K filed with the SEC on December 16, 2024 (Commission File No. 000-51999).

9    Incorporated by reference from our Form 8-K filed with the SEC on January 9, 2024 (Commission File No. 000-51999).

10    Incorporated by reference from our Form 10-K filed with the SEC on March 21, 2016 (Commission File No. 000-51999).

11    Incorporated by reference from our Form 8-K filed with the SEC on May 22, 2023 (Commission File No. 000-51999).

12    Incorporated by reference from our Form 8-K filed with the SEC on January 28, 2025 (Commission File No. 000-51999).

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Glossary of Terms

2023 Form 10-K: The Bank’s 2023 Annual Report on Form 10-K filed with the SEC on March 7, 2024
AB: Advisory Bulletin
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
CODM: Chief Operating Decision Maker
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
MRCS: Mandatorily Redeemable Capital Stock
MVCS: Market Value of Capital Stock
MVE: Market Value of Equity
NEO: Named Executive Officer
NQDC: Nonqualified Defined Contribution Retirement Plan
NRSRO: Nationally Recognized Statistical Rating Organization
NYSE: New York Stock Exchange
OIS: Overnight Index Swap
OMWI: Office of Minority and Women Inclusion
PCAOB: Public Company Accounting Oversight Board
PFI: Participating Financial Institution
Pittsburgh Bank: Federal Home Loan Bank of Pittsburgh
PMI: Primary Mortgage Insurance
PwC: PricewaterhouseCoopers LLP
ROE: Return on Equity
S&P: S&P Global Ratings
SBP: Strategic Business Plan
Seattle Bank: Federal Home Loan Bank of Seattle
SEC: Securities and Exchange Commission
SERP: Supplemental Executive Retirement Plan
SOFR: Secured Overnight Financing Rate

TBA: To-Be-Announced
Topeka Bank: Federal Home Loan Bank of Topeka
TVA: Tennessee Valley Authority

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant)
March 7, 2025	By:	/s/ Kristina K. Williams
Kristina K. Williams
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 7, 2025

Signature	Title

Principal Executive Officer:

/s/ Kristina K. Williams	President and Chief Executive Officer
Kristina K. Williams

Principal Financial and Accounting Officer:

/s/ James G. Livingston	Chief Financial Officer
James G. Livingston

Signature	Title

Directors:

/s/ Karl A. Bollingberg	Chair of the Board of Directors
Karl A. Bollingberg

/s/ John A. Klebba	Vice Chair of the Board of Directors
John A. Klebba

/s/ Ruth B. Bennett	Director
Ruth B. Bennett

/s/ Steven L. Bumann	Director
Steven L. Bumann

/s/ Cleon P. Butterfield	Director
Cleon P. Butterfield

/s/ Douglas L. DeFries	Director
Douglas L. DeFries

/s/ Kim R. DeVore	Director
Kim R. DeVore

/s/ Edward A. Garding	Director
Edward A. Garding

/s/ Amy K. Johnson	Director
Amy K. Johnson

/s/ Jon M. Jones	Director
Jon M. Jones

/s/ Joe R. Kesler	Director
Joe R. Kesler

/s/ Wan-Chong Kung	Director
Wan-Chong Kung

/s/ Russell J. Lau	Director
Russell J. Lau

Signature	Title

/s/ Lauren M. MacVay	Director
Lauren M. MacVay

/s/ Elsie M. Meeks	Director
Elsie M. Meeks

/s/ Jason A. Meyerhoeffer	Director
Jason A. Meyerhoeffer

/s/ Siva G. Narendra	Director
Siva G. Narendra

/s/ Carol K. Nelson	Director
Carol K. Nelson

/s/ Jeff L. Plagge	Director
Jeff L. Plagge

/s/ Lisa A. Stange	Director
Lisa A. Stange

/s/ Matt C. Stephenson	Director
Matt C. Stephenson

/s/ Robert J. Vogel	Director
Robert J. Vogel