Form 10-Q
period 2025-03-31
Federal Home Loan Bank of Des Moines
filed 2025-05-09
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2025
Class B Stock, par value $100	61,742,280

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars in millions, except capital stock par value)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$71	$41
Interest-bearing deposits (Note 3)	4,306	4,096
Securities purchased under agreements to resell (Note 3)	13,360	11,950
Federal funds sold (Note 3)	10,845	5,175
Investment securities (Note 3)
Trading securities (includes $1,322 and $533 pledged as collateral that may be repledged)	5,021	4,720
Available-for-sale securities (amortized cost of $26,460 and $25,358)	26,503	25,331
Held-to-maturity securities (fair value of $741 and $757)	740	760
Total investment securities	32,264	30,811
Advances (Note 4)	93,790	99,951
Mortgage loans held for portfolio, net of allowance for credit losses of $5 and $5 (Note 5)	12,263	11,896
Accrued interest receivable	408	400
Derivative assets, net (Note 6)	31	804
Other assets, net	133	129
TOTAL ASSETS	$167,471	$165,253
LIABILITIES
Deposits
Interest-bearing	$1,160	$1,195
Non-interest-bearing	105	119
Total deposits	1,265	1,314
Consolidated obligations (Note 7)
Discount notes (includes $37,468 and $52,349 at fair value held under fair value option)	50,350	64,680
Bonds	105,488	88,571
Total consolidated obligations	155,838	153,251
Mandatorily redeemable capital stock (Note 8)	9	9
Accrued interest payable	667	717
Affordable Housing Program payable	276	262
Derivative liabilities, net (Note 6)	9	6
Other liabilities	78	243
TOTAL LIABILITIES	158,142	155,802
Commitments and contingencies (Note 10)
CAPITAL (Note 8)
Capital stock - Class B putable ($100 par value); 57,301,086 and 59,886,959 issued and outstanding shares	5,730	5,989
Retained earnings
Unrestricted	2,439	2,413
Restricted	1,119	1,078
Total retained earnings	3,558	3,491
Accumulated other comprehensive income (loss)	41	(29)
TOTAL CAPITAL	9,329	9,451
TOTAL LIABILITIES AND CAPITAL	$167,471	$165,253

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
INTEREST INCOME
Advances	$1,187	$1,698
Interest-bearing deposits	53	71
Securities purchased under agreements to resell	111	164
Federal funds sold	140	198
Trading securities	38	21
Available-for-sale securities	339	375
Held-to-maturity securities	9	11
Mortgage loans held for portfolio	134	101
Total interest income	2,011	2,639
INTEREST EXPENSE
Consolidated obligations - Discount notes	696	846
Consolidated obligations - Bonds	1,057	1,429
Deposits	10	14
Borrowings from other FHLBanks	—	1
Total interest expense	1,763	2,290
NET INTEREST INCOME	248	349
Provision (reversal) for credit losses on mortgage loans	—	(1)
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	248	350
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	47	(20)
Net gains (losses) on financial instruments held under fair value option	20	37
Net gains (losses) on derivatives	(35)	(21)
Other, net	9	8
Total other income (loss)	41	4
OTHER EXPENSE
Compensation and benefits	22	21
Contractual services	7	7
Professional fees	3	3
Other operating expenses	5	5
Voluntary community and housing contributions	12	—
Federal Housing Finance Agency	4	3
Office of Finance	3	3
Other, net	5	8
Total other expense	61	50
NET INCOME BEFORE ASSESSMENTS	228	304
Affordable Housing Program assessments	23	30
NET INCOME	$205	$274

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Net income	$205	$274
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	70	171
Total other comprehensive income (loss)	70	171
TOTAL COMPREHENSIVE INCOME (LOSS)	$275	$445

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2023	69	$6,873	$2,242	$896	$3,138	$(180)	$9,831
Comprehensive income (loss)	—	—	219	55	274	171	445
Proceeds from issuance of capital stock	19	1,897	—	—	—	—	1,897
Repurchases/redemptions of capital stock	(24)	(2,328)	—	—	—	—	(2,328)
Cash dividends on capital stock	—	—	(136)	—	(136)	—	(136)
BALANCE, MARCH 31, 2024	64	$6,442	$2,325	$951	$3,276	$(9)	$9,709

BALANCE, DECEMBER 31, 2024	60	$5,989	$2,413	$1,078	$3,491	$(29)	$9,451
Comprehensive income (loss)	—	—	164	41	205	70	275
Proceeds from issuance of capital stock	20	2,026	—	—	—	—	2,026
Repurchases/redemptions of capital stock	(23)	(2,284)	—	—	—	—	(2,284)
Net stock reclassified (to) from mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Cash dividends on capital stock	—	—	(138)	—	(138)	—	(138)
BALANCE, MARCH 31, 2025	57	$5,730	$2,439	$1,119	$3,558	$41	$9,329

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$205	$274
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization/(accretion)	(717)	(90)
Net (gains) losses on trading securities	(47)	20
Net (gains) losses on financial instruments held under fair value option	(20)	(37)
Net change in derivatives and hedging activities	(769)	652
Other adjustments, net	5	(1)
Net change in:
Accrued interest receivable	(79)	4
Other assets	(4)	3
Accrued interest payable	(50)	(56)
Other liabilities	10	(15)
Total adjustments	(1,671)	480
Net cash provided by (used in) operating activities	(1,466)	754
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	564	(226)
Securities purchased under agreements to resell	(1,410)	(1,550)
Federal funds sold	(5,670)	(1,185)
Trading securities
Proceeds from sales	—	596
Proceeds from maturities and paydowns	2	4
Purchases	(256)	—
Available-for-sale securities
Proceeds from maturities and paydowns	304	502
Purchases	(1,110)	(2,012)
Held-to-maturity securities
Proceeds from maturities and paydowns	19	22
Advances
Repaid	177,180	104,573
Originated	(170,561)	(93,448)
Mortgage loans held for portfolio
Principal collected	262	200
Purchased	(631)	(586)
Other investing activities, net	—	(2)
Net cash provided by (used in) investing activities	(1,307)	6,888

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
FINANCING ACTIVITIES
Net change in deposits	(62)	157
Net proceeds (payments) on derivative contracts with financing elements	2	—
Net proceeds from issuance of consolidated obligations
Discount notes	328,953	441,338
Bonds	31,952	14,140
Payments for maturing and retiring consolidated obligations
Discount notes	(342,556)	(432,401)
Bonds	(15,089)	(30,306)
Proceeds from issuance of capital stock	2,026	1,897
Payments for repurchases/redemptions of capital stock	(2,284)	(2,328)
Payments for repurchases/redemptions of mandatorily redeemable capital stock	(1)	(2)
Cash dividends paid	(138)	(136)
Net cash provided by (used in) financing activities	2,803	(7,641)
Net increase (decrease) in cash and due from banks	30	1
Cash and due from banks at beginning of the period	41	31
Cash and due from banks at end of the period	$71	$32

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$2,452	$2,511
Affordable Housing Program disbursements, net	10	8
Voluntary housing and community investment disbursements	7	—
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	69	69
Traded but not settled investment security purchases	—	125

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

These unaudited Notes to the Financial Statements do not include all of the disclosures required by Generally Accepted Accounting Principles for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2024, which are contained in the Bank’s 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2025. Throughout this Form 10-Q, acronyms and terms used are defined in the Glossary of Terms. Unless the context otherwise requires, the term “Bank” refers to the Federal Home Loan Bank of Des Moines or its management.

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

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information. In the opinion of management, the unaudited interim financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of results for the interim periods. The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2025.

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the three months ended March 31, 2025. Descriptions of all significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data — Note 1 — Summary of Significant Accounting Policies” in the 2024 Form 10-K.

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

Note 2 — Recently Adopted and Issued Accounting Guidance

Disaggregation of Income Statement Expenses (ASU 2024-03)

On November 4, 2024, the FASB issued guidance requiring disaggregated disclosure of income statement expenses. This guidance becomes effective for the Bank for the annual period ending December 31, 2027, and the interim periods thereafter. While early adoption of this guidance is permitted, the Bank does not intend to early adopt. The adoption of this guidance is not expected to have any effect on the Bank’s financial condition, results of operations, or cash flows; however, it may require certain enhanced disclosures.

Note 3 — Investments

The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, and makes other investments in debt securities, which are classified as either trading, AFS, or HTM.

INTEREST-BEARING DEPOSITS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND FEDERAL FUNDS SOLD

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by an NRSRO. At March 31, 2025 and December 31, 2024, none of these investments were with counterparties rated below triple-B; however, as of March 31, 2025 and December 31, 2024, approximately 27 percent and 34 percent were secured securities purchased under agreements to resell with unrated counterparties. NRSRO ratings may differ from any internal ratings of the investments by the Bank.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At March 31, 2025 and December 31, 2024, no allowance for credit losses was recorded for interest-bearing deposits and federal funds sold, as all assets were repaid or expected to be repaid according to their contractual terms. The carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $17 million at both March 31, 2025 and December 31, 2024.

Securities purchased under agreements to resell are secured, short-term, and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreased below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at March 31, 2025 and December 31, 2024. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $2 million and $1 million at March 31, 2025 and December 31, 2024.

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

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	March 31, 2025	December 31, 2024
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$4,807	$4,508
Other U.S. obligations[1]	58	59
GSE and Tennessee Valley Authority obligations	48	47
Other[2]	108	106
Total fair value	$5,021	$4,720
1    Represents investment securities backed by the full faith and credit of the U.S. Government.
2    Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

The following table summarizes the components of “Net gains (losses) on trading securities” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended
	March 31,
	2025	2024
Net unrealized gains (losses) on trading securities held at period-end	$47	$(20)
Net gains (losses) on trading securities no longer held at period-end	—	—
Net gains (losses) on trading securities	$47	$(20)

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	March 31, 2025
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$77	$—	$—	$77
GSE and Tennessee Valley Authority obligations	291	24	—	315
State or local housing agency obligations	528	3	(5)	526
Other[3]	41	2	—	43
Total non-mortgage-backed securities	937	29	(5)	961
Mortgage-backed securities
U.S. obligations single-family[2]	5,668	14	(3)	5,679
GSE single-family	187	1	(2)	186
GSE multifamily	19,668	71	(62)	19,677
Total mortgage-backed securities	25,523	86	(67)	25,542
Total	$26,460	$115	$(72)	$26,503

	December 31, 2024
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$102	$—	$—	$102
GSE and Tennessee Valley Authority obligations	285	24	—	309
State or local housing agency obligations	504	1	(6)	499
Other[3]	41	1	—	42
Total non-mortgage-backed securities	932	26	(6)	952
Mortgage-backed securities
U.S. obligations single-family[2]	5,192	13	(5)	5,200
GSE single-family	197	—	(2)	195
GSE multifamily	19,037	45	(98)	18,984
Total mortgage-backed securities	24,426	58	(105)	24,379
Total	$25,358	$84	$(111)	$25,331
1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $85 million and $86 million at March 31, 2025 and December 31, 2024.
2    Represents investment securities backed by the full faith and credit of the U.S. Government.
3    Consists of taxable municipal bonds.

The Bank had no sales of AFS securities during the three months ended March 31, 2025 and 2024.

Unrealized Losses

The following tables summarize AFS securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	March 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$—	$—	$11	$—	$11	$—
State or local housing agency obligations	36	—	379	(5)	415	(5)
Total non-mortgage-backed securities	36	—	390	(5)	426	(5)
Mortgage-backed securities
U.S. obligations single-family[1]	1,311	(2)	499	(1)	1,810	(3)
GSE single-family	6	—	82	(2)	88	(2)
GSE multifamily	1,209	(4)	7,404	(58)	8,613	(62)
Total mortgage-backed securities	2,526	(6)	7,985	(61)	10,511	(67)
Total	$2,562	$(6)	$8,375	$(66)	$10,937	$(72)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$—	$—	$21	$—	$21	$—
State or local housing agency obligations	108	(1)	347	(5)	455	(6)
Total non-mortgage-backed securities	108	(1)	368	(5)	476	(6)
Mortgage-backed securities
U.S. obligations single-family[1]	995	(4)	808	(1)	1,803	(5)
GSE single-family	45	—	85	(2)	130	(2)
GSE multifamily	3,325	(10)	7,587	(88)	10,912	(98)
Total mortgage-backed securities	4,365	(14)	8,480	(91)	12,845	(105)
Total	$4,473	$(15)	$8,848	$(96)	$13,321	$(111)
1    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	March 31, 2025		December 31, 2024
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$86	$86	$88	$88
Due after one year through five years	212	214	234	236
Due after five years through ten years	235	235	212	210
Due after ten years	404	426	398	418
Total non-mortgage-backed securities	937	961	932	952
Mortgage-backed securities	25,523	25,542	24,426	24,379
Total	$26,460	$26,503	$25,358	$25,331

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	March 31, 2025
	Amortized Cost[1]	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$357	$8	$(1)	$364
State or local housing agency obligations	29	1	(1)	29
Total non-mortgage-backed securities	386	9	(2)	393
Mortgage-backed securities
U.S. obligations single-family[2]	1	—	—	1
GSE single-family	351	—	(6)	345
Private-label	2	—	—	2
Total mortgage-backed securities	354	—	(6)	348
Total	$740	$9	$(8)	$741

	December 31, 2024
	Amortized Cost[1]	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$358	$6	$(2)	$362
State or local housing agency obligations	29	—	—	29
Total non-mortgage-backed securities	387	6	(2)	391
Mortgage-backed securities
U.S. obligations single-family[2]	2	—	—	2
GSE single-family	369	—	(7)	362
Private-label	2	—	—	2
Total mortgage-backed securities	373	—	(7)	366
Total	$760	$6	$(9)	$757
1    Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $10 million and $5 million at March 31, 2025 and December 31, 2024.
2    Represents investment securities backed by the full faith and credit of the U.S. Government.

The Bank had no sales of HTM securities during the three months ended March 31, 2025 and 2024.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	March 31, 2025		December 31, 2024
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$241	$241	$233	$233
Due after one year through five years	3	3	12	12
Due after five years through ten years	72	74	72	73
Due after ten years	70	75	70	73
Total non-mortgage-backed securities	386	393	387	391
Mortgage-backed securities	354	348	373	366
Total	$740	$741	$760	$757

ALLOWANCE FOR CREDIT LOSSES ON AFS AND HTM SECURITIES

The Bank evaluates AFS and HTM investment securities for credit losses on a quarterly basis. At March 31, 2025 and December 31, 2024, the Bank had no allowance for credit losses recorded on its AFS or HTM securities. For additional details on the Bank’s allowance methodology, refer to “Item 8. Financial Statements and Supplementary Data — Note 4 — Investments” in the 2024 Form 10-K.

Note 4 — Advances

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	March 31, 2025		December 31, 2024
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$—	—%	$1	6.12%
Due in one year or less	37,668	4.40	45,738	4.44
Due after one year through two years	15,320	3.70	16,105	3.84
Due after two years through three years	14,329	4.15	12,751	4.19
Due after three years through four years	12,010	4.30	13,328	4.30
Due after four years through five years	9,942	4.25	7,787	4.33
Thereafter	4,842	4.35	5,020	4.25
Total par value	94,111	4.22%	100,730	4.27%
Premiums	3		3
Discounts	(24)		(21)
Fair value hedging adjustments	(300)		(761)
Total	$93,790		$99,951
1    Excludes accrued interest receivable of $172 million and $180 million at March 31, 2025 and December 31, 2024.

The Bank offers advances to members and eligible housing associates that may be prepaid on predetermined dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At March 31, 2025 and December 31, 2024, the Bank had callable advances outstanding totaling $10.8 billion and $10.4 billion.

The following table summarizes advances by year of redemption term or next call date for callable advances (dollars in millions):

	Redemption Term or Next Call Date
	March 31, 2025	December 31, 2024
Overdrawn demand deposit accounts	$—	$1
Due in one year or less	47,289	54,893
Due after one year through two years	13,745	14,474
Due after two years through three years	11,960	10,312
Due after three years through four years	9,861	11,080
Due after four years through five years	6,458	4,990
Thereafter	4,798	4,980
Total par value	$94,111	$100,730

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

ADVANCE CONCENTRATIONS

The Bank’s advances are primarily concentrated in commercial banks and insurance companies. The following table summarizes advances outstanding to members exceeding 10 percent of total advances outstanding at March 31, 2025, (dollars in millions):

	Amount	% of Total Advances
Athene Annuity and Life Company	$17,171	18%

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates advances for credit losses on a quarterly basis. At March 31, 2025 and December 31, 2024, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. The Bank considers an advance past due if a default of contractual principal or interest exists for a period of 30 days or more. In addition, there were no modifications related to advances resulting from a borrower experiencing financial difficulties during the three months ended March 31, 2025 and 2024.

The Bank has never experienced a credit loss on its advances. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on its advances at March 31, 2025 and December 31, 2024. For additional information on the Bank’s allowance methodology, including eligible collateral types, see “Item 8. Financial Statements and Supplementary Data — Note 5 — Advances” in the 2024 Form 10-K.

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

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	March 31, 2025	December 31, 2024
Fixed rate, long-term[1] single-family mortgage loans	$11,342	$10,961
Fixed rate, medium-term[2] single-family mortgage loans	837	856
Total unpaid principal balance	12,179	11,817
Premiums	134	130
Discounts	(33)	(33)
Basis adjustments from mortgage loan purchase commitments	(12)	(13)
Total mortgage loans held for portfolio[3]	12,268	11,901
Allowance for credit losses	(5)	(5)
Total mortgage loans held for portfolio, net	$12,263	$11,896
1    Long-term is defined as an original term of greater than 15 years and up to 30 years.
2    Medium-term is defined as an original term of 15 years or less.
3    Excludes accrued interest receivable of $82 million and $78 million at March 31, 2025 and December 31, 2024.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	March 31, 2025	December 31, 2024
Conventional mortgage loans	$11,817	$11,452
Government-insured mortgage loans	362	365
Total unpaid principal balance	$12,179	$11,817

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

The following tables present the payment status for conventional mortgage loans (dollars in millions):

	March 31, 2025
	Origination Year
	Prior to 2021	2021 to 2025	Total
Past due 30 - 59 days	$31	$36	$67
Past due 60 - 89 days	7	10	17
Past due 90 - 179 days	5	5	10
Past due 180 days or more	4	5	9
Total past due mortgage loans	47	56	103
Total current mortgage loans	3,549	8,248	11,797
Total amortized cost of mortgage loans[1]	$3,596	$8,304	$11,900

	December 31, 2024
	Origination Year
	Prior to 2020	2020 to 2024	Total
Past due 30 - 59 days	$28	$41	$69
Past due 60 - 89 days	8	11	19
Past due 90 - 179 days	5	7	12
Past due 180 days or more	4	4	8
Total past due mortgage loans	45	63	108
Total current mortgage loans	2,347	9,076	11,423
Total amortized cost of mortgage loans[1]	$2,392	$9,139	$11,531
1    Amortized cost represents the unpaid principal balance adjusted for unamortized premiums, discounts, price adjustment fees, basis adjustments, and direct write-downs. Amortized cost excludes accrued interest receivable.

The following tables present other delinquency statistics for mortgage loans (dollars in millions):

	March 31, 2025
Amortized Cost	Conventional	Government-Insured	Total
In process of foreclosure[1]	$3	$2	$5
Serious delinquency rate[2]	—%	2%	—%
Past due 90 days or more and still accruing interest[3]	$—	$6	$6
Non-accrual mortgage loans[4]	$50	$—	$50

	December 31, 2024
Amortized Cost	Conventional	Government- Insured	Total
In process of foreclosure[1]	$4	$1	$5
Serious delinquency rate[2]	—%	2%	—%
Past due 90 days or more and still accruing interest[3]	$—	$7	$7
Non-accrual mortgage loans[4]	$49	$—	$49
1    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.
2    Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total mortgage loans. Serious delinquency rate on conventional loans was less than one percent at both March 31, 2025 and December 31, 2024.
3    Represents government-insured mortgage loans that are 90 days or more past due.
4    Represents conventional mortgage loans that are 90 days or more past due or for which the collection of interest or principal is doubtful. At March 31, 2025 and December 31, 2024, $28 million and $25 million of conventional mortgage loans on non-accrual status were evaluated individually and did not have a related allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral was greater than the amortized cost of the loans.

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates mortgage loans for credit losses on a quarterly basis. At both March 31, 2025 and December 31, 2024, the Bank’s allowance for credit losses on conventional mortgage loans was $5 million. The Bank recorded no credit losses on its government-insured mortgage loans at March 31, 2025 and December 31, 2024. For additional information on the Bank’s allowance methodology, refer to “Item 8. Financial Statements and Supplementary Data — Note 6 — Mortgage Loans Held for Portfolio” in the 2024 Form 10-K.

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

For additional information on the Bank’s derivative and hedging accounting policies, see “Item 8. Financial Statements and Supplementary Data — Note 1 — Summary of Significant Accounting Policies” in the 2024 Form 10-K. For additional information on the types of derivatives and hedged items utilized by the Bank, see “Item 8. Financial Statements and Supplementary Data — Note 7 — Derivatives and Hedging Activities” in the 2024 Form 10-K.

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	March 31, 2025			December 31, 2024
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$105,127	$178	$53	$99,170	$200	$60
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	41,722	1	1	55,732	1	—
Forward settlement agreements	263	—	—	91	1	—
Mortgage loan purchase commitments	280	1	—	101	—	—
Total derivatives not designated as hedging instruments	42,265	2	1	55,924	2	—
Total derivatives before netting and collateral adjustments	$147,392	180	54	$155,094	202	60
Netting adjustments and cash collateral[1]		(149)	(45)		602	(54)
Total derivative assets and derivative liabilities		$31	$9		$804	$6
1     Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral, including accrued interest, held or placed with the same clearing agent and/or counterparty. At March 31, 2025 and December 31, 2024, cash collateral, including accrued interest, posted by the Bank was $145 million and $815 million. At March 31, 2025 and December 31, 2024, the Bank held cash collateral, including accrued interest, from clearing agents or counterparties of $41 million and $159 million.

The following tables summarize the net gains (losses) on qualifying fair value hedging relationships and the amortization of basis adjustments on discontinued fair value hedging relationships recorded in net interest income, including the net interest settlements on derivatives, as well as total income (expense) by hedged product recorded on the Statements of Income (dollars in millions):

	For the Three Months Ended March 31, 2025
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,187	$339	$(1,057)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(341)	$(334)	$49
Hedged items[3]	461	384	(54)
Net gains (losses) on fair value hedging relationships	$120	$50	$(5)

	For the Three Months Ended March 31, 2024
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,698	$375	$(1,429)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$650	$485	$(152)
Hedged items[3]	(426)	(387)	100
Net gains (losses) on fair value hedging relationships	$224	$98	$(52)
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
3    Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	March 31, 2025
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$57,987	$18,305	$27,925
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(279)	$(518)	$32
Basis adjustments for discontinued hedging relationships included in amortized cost	(21)	(46)	—
Total amount of fair value hedging adjustments	$(300)	$(564)	$32

	December 31, 2024
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$57,580	$17,631	$22,166
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(733)	$(922)	$(21)
Basis adjustments for discontinued hedging relationships included in amortized cost	(28)	(26)	(1)
Total amount of fair value hedging adjustments	$(761)	$(948)	$(22)
1    Represents the portion of amortized cost designated as a hedged item in an active or discontinued fair value hedging relationship. Amortized cost includes fair value hedging adjustments.

The following table summarizes the components of “Net gains (losses) on derivatives” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended
	March 31,
	2025	2024
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$(53)	$(11)
Forward settlement agreements	(2)	—
Mortgage loan purchase commitments	2	(1)
Net interest settlements	18	(9)
Net gains (losses) on derivatives	$(35)	$(21)

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

Uncleared derivative transactions executed on or after September 1, 2022 are subject to two-way initial margin requirements as mandated by the Dodd-Frank Act, if the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of March 31, 2025, the Bank was not required to post initial margin on its uncleared derivative transactions in accordance with the noted regulation.

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

Each clearinghouse determines initial margin requirements which can be either cash or securities collateral. Generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at March 31, 2025. Variation margin requirements with each clearinghouse are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

OFFSETTING OF DERIVATIVE ASSETS AND DERIVATIVE LIABILITIES

The Bank presents derivative instruments, related cash collateral received or pledged, and associated accrued interest on a net basis by clearing agent and/or by counterparty when it has met the netting requirements. Additional information regarding these agreements is provided in “Item 8. Financial Statements and Supplementary Data — Note 1 — Summary of Significant Accounting Policies” in the 2024 Form 10-K.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	March 31, 2025
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral Not Offset - Can be Sold or Repledged	Net Amount[3]
Derivative Assets
Uncleared derivatives	$171	$(170)	$1	$2	$—	$2
Cleared derivatives	8	21	—	29	—	29
Total	$179	$(149)	$1	$31	$—	$31
Derivative Liabilities
Uncleared derivatives	$41	$(36)	$—	$5	$—	$5
Cleared derivatives	13	(9)	—	4	4	—
Total	$54	$(45)	$—	$9	$4	$5

	December 31, 2024
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities	Net Amount[3]
Derivative Assets
Uncleared derivatives	$181	$(180)	$—	$1	$1
Cleared derivatives	21	782	—	803	803
Total	$202	$602	$—	$804	$804
Derivative Liabilities
Uncleared derivatives	$57	$(51)	$—	$6	$6
Cleared derivatives	3	(3)	—	—	—
Total	$60	$(54)	$—	$6	$6
1    Represents derivative assets and derivative liabilities prior to netting adjustments and cash collateral, including accrued interest.
2    Represents mortgage loan purchase commitments not subject to enforceable master netting requirements.
3    Any over-collateralization at an individual clearing agent and/or counterparty level is not included in the determination of the net amount. At March 31, 2025 and December 31, 2024, the Bank had additional net credit exposure of $1.3 billion and $0.5 billion due to instances where the Bank’s non-cash collateral to a counterparty exceeded the Bank’s net derivative position.

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

    Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At March 31, 2025 and December 31, 2024, the total par value of outstanding consolidated obligations of the FHLBanks was $1,154.9 billion and $1,193.0 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	March 31, 2025		December 31, 2024
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$50,802	4.19%	$65,250	4.51%
Discounts and concessions[1]	(448)		(586)
Fair value option adjustments	(4)		16
Total	$50,350		$64,680
1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	March 31, 2025		December 31, 2024
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$56,722	4.38%	$43,287	4.53%
Due after one year through two years	31,636	4.40	28,333	4.45
Due after two years through three years	3,134	3.91	2,712	3.85
Due after three years through four years	2,456	4.15	2,957	4.19
Due after four years through five years	4,077	3.88	4,021	4.01
Thereafter	7,427	4.25	7,278	4.11
Total par value	105,452	4.34%	88,588	4.41%
Premiums	28		30
Discounts and concessions[1]	(24)		(25)
Fair value hedging adjustments	32		(22)
Total	$105,488		$88,571
1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	March 31, 2025	December 31, 2024
Non-callable or non-putable	$60,606	$56,373
Callable	44,846	32,215
Total par value	$105,452	$88,588

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

Year of Contractual Maturity or Next Call Date	March 31, 2025	December 31, 2024
Due in one year or less	$86,911	$69,363
Due after one year through two years	12,567	12,793
Due after two years through three years	2,397	2,531
Due after three years through four years	1,741	1,952
Due after four years through five years	1,343	1,399
Thereafter	493	550
Total par value	$105,452	$88,588

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

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At March 31, 2025 and December 31, 2024, the Bank had no excess capital stock outstanding.

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

The following table summarizes changes in MRCS (dollars in millions):

	For the Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$9	$12
Capital stock reclassified to (from) MRCS, net	1	—
Net payments for repurchases/redemptions of MRCS	(1)	(2)
Balance, end of period	$9	$10

The following table summarizes the Bank’s MRCS by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	March 31, 2025	December 31, 2024
Due in one year or less	$5	$—
Due after one year through two years	—	5
Past contractual redemption date due to outstanding activity with the Bank	4	4
Total	$9	$9
1    At the Bank’s election, MRCS may be redeemed prior to the expiration of the five year redemption period that commences on the date of the notice of redemption.

RESTRICTED RETAINED EARNINGS

The Bank entered into a JCE Agreement with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of its average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends. At both March 31, 2025 and December 31, 2024, the Bank’s restricted retained earnings account totaled $1.1 billion.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in AOCI (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 3)	Postretirement benefits	Total AOCI
Balance, December 31, 2023	$(178)	$(2)	$(180)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	171	—	171
Net current period other comprehensive income (loss)	171	—	171
Balance, March 31, 2024	$(7)	$(2)	$(9)

Balance, December 31, 2024	$(27)	$(2)	$(29)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	70	—	70
Net current period other comprehensive income (loss)	70	—	70
Balance, March 31, 2025	$43	$(2)	$41

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

•Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at March 31, 2025 and December 31, 2024.

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

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	March 31, 2025		December 31, 2024
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$1,816	$9,297	$1,499	$9,489
Regulatory capital	$6,699	$9,297	$6,610	$9,489
Leverage capital	$8,374	$13,945	$8,263	$14,233
Capital-to-assets ratio	4.00%	5.55%	4.00%	5.74%
Capital stock-to-assets ratio	2.00%	3.44%	2.00%	3.53%
Leverage ratio	5.00%	8.33%	5.00%	8.61%

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. The Bank had no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2025 and 2024.

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

	March 31, 2025
		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$71	$71	$—	$—	$—	$71
Interest-bearing deposits	4,306	—	4,306	—	—	4,306
Securities purchased under agreements to resell	13,360	—	13,360	—	—	13,360
Federal funds sold	10,845	—	10,845	—	—	10,845
Trading securities	5,021	—	5,021	—	—	5,021
Available-for-sale securities	26,503	—	26,503	—	—	26,503
Held-to-maturity securities	740	—	739	2	—	741
Advances	93,790	—	93,923	—	—	93,923
Mortgage loans held for portfolio, net	12,263	—	11,490	34	—	11,524
Accrued interest receivable	408	—	408	—	—	408
Derivative assets, net	31	—	180	—	(149)	31
Other assets	43	43	—	—	—	43
Liabilities
Deposits	(1,265)	—	(1,265)	—	—	(1,265)
Consolidated obligations
Discount notes	(50,350)	—	(50,349)	—	—	(50,349)
Bonds	(105,488)	—	(104,884)	—	—	(104,884)
Total consolidated obligations	(155,838)	—	(155,233)	—	—	(155,233)
MRCS	(9)	(9)	—	—	—	(9)
Accrued interest payable	(667)	—	(667)	—	—	(667)
Derivative liabilities, net	(9)	—	(54)	—	45	(9)
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

SUMMARY OF VALUATION TECHNIQUES AND PRIMARY INPUTS
The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or non-recurring basis on the Statements of Condition are disclosed in “Item 8. Financial Statements and Supplementary Data — Note 12 — Fair Value” in the 2024 Form 10-K. There have been no significant changes in the valuation methodologies during the three months ended March 31, 2025.

FAIR VALUE ON A RECURRING AND NON-RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	March 31, 2025
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Recurring fair value measurements
Assets
Trading securities
U.S. Treasury obligations	$—	$4,807	$—	$—	$4,807
Other U.S. obligations	—	58	—	—	58
GSE and TVA obligations	—	48	—	—	48
Other non-MBS	—	108	—	—	108
Total trading securities	—	5,021	—	—	5,021
Available-for-sale securities
Other U.S. obligations	—	77	—	—	77
GSE and TVA obligations	—	315	—	—	315
State or local housing agency obligations	—	526	—	—	526
Other non-MBS	—	43	—	—	43
U.S. obligations single-family MBS	—	5,679	—	—	5,679
GSE single-family MBS	—	186	—	—	186
GSE multifamily MBS	—	19,677	—	—	19,677
Total available-for-sale securities	—	26,503	—	—	26,503
Derivative assets, net
Interest-rate related	—	179	—	(149)	30
Mortgage loan purchase commitments	—	1	—	—	1
Total derivative assets, net	—	180	—	(149)	31
Other assets	43	—	—	—	43
Total recurring assets at fair value	$43	$31,704	$—	$(149)	$31,598
Liabilities
Discount notes[2]	$—	$(37,468)	$—	$—	$(37,468)
Derivative liabilities, net
Interest-rate related	—	(54)	—	45	(9)
Total derivative liabilities, net	—	(54)	—	45	(9)
Total recurring liabilities at fair value	$—	$(37,522)	$—	$45	$(37,477)

Non-recurring fair value measurements
Assets
Impaired mortgage loans held for portfolio[3]	$—	$—	$1	$—	$1
Total non-recurring assets at fair value	$—	$—	$1	$—	$1
1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.
2    Represents financial instruments recorded under the fair value option.
3    These assets are subject to fair value adjustments in certain circumstances. The fair value information presented is as of the date the fair value adjustment was recorded during the three months ended March 31, 2025.

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

For the three months ended March 31, 2025 and 2024, net gains on financial instruments held under fair value option (i.e., discount notes) were $20 million and $37 million, and the Bank determined no credit risk adjustments for nonperformance were necessary. In determining that no credit risk adjustments were necessary, the Bank considered the following factors:

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

The following tables summarize the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected (dollars in millions):

	March 31, 2025
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$37,856	$37,468	$(388)

	December 31, 2024
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$52,848	$52,349	$(499)

Note 10 — Commitments and Contingencies

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	March 31, 2025			December 31, 2024
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1,2]	$19,079	$147	$19,226	$20,150
Standby bond purchase agreements[2]	75	1,036	1,111	1,024
Commitments to purchase mortgage loans	280	—	280	101
Commitment to issue bonds[3]	625	—	625	665
Commitments to issue discount notes[3]	259	—	259	—
Commitments to fund advances[2,4]	79	—	79	227
1    Excludes commitments to issue standby letters of credit, when applicable. At both March 31, 2025 and December 31, 2024, the Bank had no commitments to issue standby letters of credit.
2    The Bank has deemed it unnecessary to record any liability for credit losses on these agreements at March 31, 2025 and December 31, 2024, based on its credit extension and collateral policies.
3    The Bank enters into commitments to issue consolidated obligations in the normal course of its business, that generally settle within 30 calendar days.
4    The Bank enters into commitments to fund advances up to 24 months in the future.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The maturities of standby letters of credit outstanding at March 31, 2025, are currently no later than 2038. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” on the Statements of Condition and amounted to $11 million and $7 million at March 31, 2025 and December 31, 2024.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing finance agencies within its district pursuant to which, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the bonds until the designated marketing agent can find a suitable investor or the state housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. At March 31, 2025, the Bank had standby bond purchase agreements with eight state housing finance agencies. The maturities of standby bond purchase agreements outstanding at March 31, 2025, are currently no later than 2030. During the three months ended March 31, 2025 and 2024, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at March 31, 2025 and December 31, 2024, is reported in “Note 6 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At March 31, 2025 and December 31, 2024, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was $998.7 billion and $1,039.2 billion.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a FLA. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $201 million and $197 million at March 31, 2025 and December 31, 2024.
Pledged Collateral. The Bank pledged securities, as collateral, related to derivatives. See “Note 6 — Derivatives and Hedging Activities” for additional information about the Bank’s pledged collateral.
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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	March 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Advances	$1,297	1	$1,127	1
Mortgage loans	486	4	190	2
Deposits	15	1	12	1
Capital stock	95	2	78	1

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of total capital stock outstanding (including MRCS). At March 31, 2025 and December 31, 2024, the Bank had the following business concentrations with stockholders (dollars in millions):

	March 31, 2025
	Capital Stock			Interest
Stockholder	Amount	% of Total[1]	Advances	Income[2]
Athene Annuity and Life Company[3]	$783	14	$17,171	$182

	December 31, 2024
	Capital Stock			Interest
Stockholder	Amount	% of Total[1]	Advances	Income[2]
Athene Annuity and Life Company[3]	$711	12	$15,571	$473
1    Pursuant to applicable Finance Agency regulations, the Bank’s voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank’s capital stock.
2    Represents interest income earned on advances during the three months ended March 31, 2025 and the year ended December 31, 2024.
3    Athene Annuity and Life Company had no standby letters of credit outstanding as of March 31, 2025 and December 31, 2024.

Note 12 — Activities with Other FHLBanks

    Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the three months ended March 31, 2025 and 2024 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2025
Boston	$—	$300	$(300)	$—
Chicago	—	5	(5)	—
San Francisco	—	500	(500)	—
	$—	$805	$(805)	$—

2024
Chicago	$—	$5	$(5)	$—

The following table summarizes borrowing activity from other FHLBanks during the three months ended March 31, 2025 and 2024 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2025
Cincinnati	$—	$250	$(250)	$—
New York	—	500	(500)	—
San Francisco	—	500	(500)	—
Topeka	—	250	(250)	—
	$—	$1,500	$(1,500)	$—

2024
Chicago	$—	$1,000	$(1,000)	$—
Cincinnati	—	500	(500)	—
	$—	$1,500	$(1,500)	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our MD&A and Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (SEC) on March 7, 2025. Our MD&A is designed to provide information that will help the reader develop a better understanding of our financial statements, key financial statement changes from quarter to quarter, and the primary factors driving those changes. Throughout this Form 10-Q, acronyms and terms used are defined in the Glossary of Terms. Unless the context otherwise requires, the terms “we,” “us,” and “our” refer to the Federal Home Loan Bank of Des Moines or its management. Our MD&A is organized as follows:

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

•the ability to attract and retain key personnel; and

•natural disasters.

For additional information regarding these and other risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements, see “Item 1A. Risk Factors” in this quarterly report and in our 2024 Form 10-K. Forward-looking statements apply only as of the date they are made, and we undertake no obligation to update or revise any forward-looking statement.

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

Liquidity Mission
We provide liquidity to our members to support the housing, business, and economic development needs of the communities they serve. Members pledge collateral to access our core liquidity products of advances, letters of credit, and purchased mortgage loans under the MPF program. During the first quarter of 2025, advance balances averaged $100.2 billion, and purchased mortgage loan balances averaged $12.0 billion. The liquidity provided through these products allows our members to:

•meet mortgage and other loan demand in their communities when deposits alone are insufficient;
•originate mortgage loans without holding them on their balance sheet; and
•reduce interest rate risk by structuring advances to match their assets.

In addition, we provide a reliable source of contingent liquidity for our members. During the first quarter of 2025, we held an average of $27.9 billion of short-term assets as a source of liquidity for this purpose.

Affordable Housing and Community Impact
Our housing and community development programs are central to our mission by providing reliable funding to help our members build strong communities and support their housing affordability needs. We contribute 10 percent of our net income each year to our AHP, a grant program that supports the creation, preservation, or purchase of affordable housing. This program includes a competitive AHP and two down payment assistance products called Home$tart and the Native American Homeownership Initiative. During the first quarter of 2025, we accrued statutory AHP assessments of $23 million and voluntarily accrued an additional $1 million, to be awarded in 2026 through this program.

In addition to our AHP, we offer our members voluntary programs to further our housing mission. During the first quarter of 2025, we recorded a total of $12 million in voluntary community and housing contributions, including the voluntary AHP contribution. Through our voluntary programs, we:

•provided $18 million in 0% rate advances to members that originated or purchased mortgage loans from a Habitat for Humanity® affiliate and recorded $4 million in subsidy expense;
•funded $14 million of loans with an interest rate lower than the current market rate under the Mortgage Rate Relief program, which provided $1 million in grants to those seeking affordable homeownership; and
•recorded a $6 million contribution to our Member Impact Fund to match member donations to local housing and community development organizations during the first quarter of 2025.

Financial Results
Our financial condition and results of operations are influenced by global and national economies, local economies within our district, and the conditions in the financial, housing, and credit markets, all of which impact the interest rate environment. The interest rate environment significantly impacts our profitability. FOMC actions in response to inflation, as well as trade disruptions, such as those arising from tariffs imposed or proposed by the U.S. or its trading partners, impact the interest rate environment, and in turn, our net interest income. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Conditions in the Financial Markets” for additional discussion on economic conditions, including interest rates, impacting our financial results.
For the three months ended March 31, 2025, we recorded net income of $205 million compared to $274 million for the same period in 2024.

Net interest income decreased $101 million during the three months ended March 31, 2025, when compared to the same period last year. The decrease was due to the yield on our interest-earning assets declining at a quicker pace than the cost of our interest-bearing liabilities driven by a decline in longer-term advances, decreases in market value adjustments on our fair value hedge relationships, and changes in interest rates, which also reduced earnings on invested capital.

Other income (loss) increased $37 million during the three months ended March 31, 2025, when compared to the same period last year, primarily due to the net changes in fair value on our trading securities, fair value option instruments, and economic derivatives.

Other expense increased $11 million during the three months ended March 31, 2025, when compared to the same period last year, primarily driven by an increase in voluntary community and housing contributions of $12 million.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional discussion on our results of operations.

Our total assets increased to $167.5 billion at March 31, 2025, from $165.3 billion at December 31, 2024, driven primarily by an increase in investments, offset in part by a decline in advances. Investments increased $8.7 billion due primarily to an increase in short-term investments, mainly federal funds sold and securities purchased under agreements to resell, as well as the purchase of agency MBS. Advances decreased $6.2 billion mainly due to a decline in borrowings by depository institution members, offset in part by an increase in borrowings by insurance companies.

Total capital decreased to $9.3 billion at March 31, 2025, from $9.5 billion at December 31, 2024, primarily due to a decrease in activity-based capital stock resulting from a decline in advance balances. Our regulatory capital ratio decreased to 5.55 percent at March 31, 2025, from 5.74 percent at December 31, 2024, but remained above the required regulatory limit at each period end. Regulatory capital includes capital stock, MRCS, and retained earnings.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

At its March 2025 meeting, the FOMC decided to maintain the target range for the federal funds rate at 4.25 to 4.50 percent as more recent indicators suggest that economic activity has continued to expand. The unemployment rate has stabilized and labor market conditions remain strong; however, inflation remains somewhat elevated. The FOMC stated that it will continue reducing its holdings of Treasury securities and agency debt and agency MBS.

The following table shows information on key market interest rates1:

	3-Month Average		Period End
	March 31, 2025	March 31, 2024	March 31, 2025	December 31, 2024
Federal funds	4.33%	5.33%	4.33%	4.33%
SOFR	4.33	5.31	4.41	4.49
2-year U.S. Treasury	4.15	4.48	3.89	4.25
10-year U.S. Treasury	4.45	4.16	4.23	4.58
30-year residential mortgage note	6.83	6.74	6.65	6.85
1    Source: Bloomberg.

Mortgage Markets

During the three months ended March 31, 2025, mortgage rates were higher, on average, when compared to the same period last year; however, they decreased from the prior year-end. The primary driver of activity within the mortgage markets was home purchases during the three months ended March 31, 2025, as mortgage rates remained elevated. New and existing home sales increased relative to the prior year. Home prices and prepayment activity increased relative to the same period last year.

SELECTED FINANCIAL DATA

    The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Cash and due from banks	$71	$41	$36	$35	$32
Investments[1]	60,775	52,032	49,649	47,415	53,018
Advances	93,790	99,951	98,923	104,784	110,976
Mortgage loans held for portfolio, net[2]	12,263	11,896	11,398	10,810	10,351
Total assets	167,471	165,253	161,979	164,821	176,269
Consolidated obligations
Discount notes	50,350	64,680	59,465	63,786	63,358
Bonds	105,488	88,571	91,067	89,045	100,687
Total consolidated obligations[3]	155,838	153,251	150,532	152,831	164,045
Mandatorily redeemable capital stock	9	9	9	10	10
Total liabilities	158,142	155,802	152,695	155,258	166,560
Capital stock — Class B putable	5,730	5,989	5,892	6,185	6,442
Retained earnings	3,558	3,491	3,422	3,359	3,276
Accumulated other comprehensive income (loss)	41	(29)	(30)	19	(9)
Total capital	9,329	9,451	9,284	9,563	9,709
Regulatory capital ratio[4]	5.55	5.74	5.76	5.80	5.52

	For the Three Months Ended
Statements of Income	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Net interest income	$248	$241	$327	$319	$349
Provision (reversal) for credit losses on mortgage loans	—	1	—	(1)	(1)
Other income (loss)[5]	41	56	(14)	(9)	4
Voluntary community and housing contributions	12	19	40	9	—
All other expense[6]	49	48	46	46	50
AHP assessments	23	23	23	26	30
Net income	205	206	204	230	274
Selected Financial Ratios
Net interest spread[7]	0.32%	0.26%	0.48%	0.45%	0.43%
Net interest margin[8]	0.59	0.56	0.77	0.75	0.74
Return on average equity (annualized)	8.56	8.76	8.40	9.57	11.36
Return on average capital stock (annualized)	13.87	13.64	13.31	14.68	16.42
Return on average assets (annualized)	0.48	0.47	0.47	0.53	0.57
Average equity to average assets	5.57	5.38	5.58	5.49	5.03
1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, AFS securities, and HTM securities.
2    Includes an allowance for credit losses of $5 million, $5 million, $4 million, $4 million, and $5 million at March 31, 2025, December 31, 2024, September 30, 2024, June 30, 2024, and March 31, 2024.
3    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $1,154.9 billion, $1,193.0 billion, $1,172.8 billion, $1,192.0 billion, and $1,172.4 billion at March 31, 2025, December 31, 2024, September 30, 2024, June 30, 2024, and March 31, 2024.
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
7    Represents annualized yield on total interest-earning assets minus annualized cost of total interest-bearing liabilities.
8    Represents net interest income expressed as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS

Net Interest Income
Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Three Months Ended March 31,
	2025			2024
	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[3]
Interest-earning assets
Interest-bearing deposits	$4,745	4.58%	$53	$5,362	5.36%	$71
Securities purchased under agreements to resell	10,221	4.41	111	12,167	5.43	164
Federal funds sold	12,911	4.39	140	14,696	5.41	198
MBS[4,5,6]	25,399	5.28	331	23,698	6.15	362
Other investments[4,5,6,7]	6,116	3.65	55	4,564	3.94	45
Advances[5,8]	100,180	4.81	1,187	118,539	5.76	1,698
Mortgage loans[9]	12,041	4.50	134	10,155	3.99	101
Loans to other FHLBanks	9	4.40	—	—	7.31	—
Total interest-earning assets	171,622	4.75	2,011	189,181	5.61	2,639
Non-interest-earning assets	2,825	—	—	3,569	—	—
Total assets	$174,447	4.68%	$2,011	$192,750	5.51%	$2,639
Interest-bearing liabilities
Deposits	$1,216	3.40%	$10	$1,243	4.58%	$14
Consolidated obligations
Discount notes[5]	63,395	4.45	696	65,210	5.22	846
Bonds[5]	96,704	4.43	1,057	111,429	5.16	1,429
Other interest-bearing liabilities[10]	25	6.33	—	61	6.18	1
Total interest-bearing liabilities	161,340	4.43	1,763	177,943	5.18	2,290
Non-interest-bearing liabilities	3,396	—	—	5,111	—	—
Total liabilities	164,736	4.34	1,763	183,054	5.03	2,290
Capital	9,711	—	—	9,696	—	—
Total liabilities and capital	$174,447	4.10%	$1,763	$192,750	4.78%	$2,290
Net interest income and spread[11]		0.32%	$248		0.43%	$349
Net interest margin[12]		0.59%			0.74%
Average interest-earning assets to interest-bearing liabilities		106.37%			106.32%
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
6    Interest income on investment securities includes prepayment fees, net of related amortization, of less than $1 million for both the three months ended March 31, 2025 and 2024.
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

	Three Months Ended
	March 31, 2025 vs. March 31, 2024
	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest income
Interest-bearing deposits	$(8)	$(10)	$(18)
Securities purchased under agreements to resell	(24)	(29)	(53)
Federal funds sold	(23)	(35)	(58)
MBS	24	(55)	(31)
Other investments	14	(4)	10
Advances	(247)	(264)	(511)
Mortgage loans	20	13	33
Total interest income	(244)	(384)	(628)
Interest expense
Deposits	—	(4)	(4)
Consolidated obligations
Discount notes	(24)	(126)	(150)
Bonds	(180)	(192)	(372)
Other interest-bearing liabilities	(1)	—	(1)
Total interest expense	(205)	(322)	(527)
Net interest income	$(39)	$(62)	$(101)

NET INTEREST SPREAD AND MARGIN

Net interest spread represents the annualized yield on total interest-earning assets minus the annualized cost of total interest-bearing liabilities. Our net interest spread decreased during the three months ended March 31, 2025, when compared to the same period in 2024 due to the yield on our interest-earning assets declining at a quicker pace than the cost of our interest-bearing liabilities driven by a decline in longer-term advances, decreases in market value adjustments on the Bank’s fair value hedge relationships, and changes in interest rates. Our cost of funds does not include net interest settlements on economic hedges, which are recorded in other income (loss). As a result, our net interest spread does not reflect the full impact of our funding and hedging strategies and may experience volatility as interest rates change. Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. Our net interest margin decreased during the three months ended March 31, 2025, when compared to the same period in 2024 due primarily to lower net interest spread and lower interest rates, which reduced our earnings on invested capital. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Financial Results” for additional discussion on our net interest income.

ADVANCE PREPAYMENT FEES

The following table summarizes our advance prepayment fees (dollars in millions):

	Three Months Ended
	March 31,
	2025	2024
Prepayment fees on advances, gross[1]	$1	$1
Basis adjustment amortization[2]	—	—
Deferred prepayment fees on modified advances[2]	—	—
Prepayment fees on advances, net	$1	$1
1    Includes symmetrical fees on advances for which we may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates.
2    Basis adjustment amortization and deferred prepayment fees on modified advances were less than $1 million during the three months ended March 31, 2025 and 2024.

Other Income (Loss)

    The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended
	March 31,
	2025	2024
Net gains (losses) on trading securities	$47	$(20)
Net gains (losses) on financial instruments held under fair value option	20	37
Net gains (losses) on derivatives	(35)	(21)
Other, net	9	8
Total other income (loss)	$41	$4

Other income (loss) increased $37 million during the three months ended March 31, 2025, when compared to the same period in 2024, primarily due to the net changes in fair value on our trading securities, fair value option instruments, and economic derivatives, including the related interest settlements. We utilize economic derivatives to hedge certain instruments held at fair value that do not qualify for fair value hedge accounting in an effort to manage potential income statement volatility. As a result, we review the related gains (losses) on these items on a net basis. During the three months ended March 31, 2025, we recorded net combined gains of $32 million on our trading securities, fair value option instruments, and the related economic derivatives, compared to net combined losses of $4 million for the same period in 2024. The net increase was primarily driven by changes in interest rates. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our economic derivatives.

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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended March 31, 2025
Net Effect of Hedging Activities	Advances	Investments	Discount Notes	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$9	$1	$—	$—	$10
Net gains (losses) on derivatives and hedged items	1	(1)	—	(10)	(10)
Price alignment amount on derivatives[2]	(7)	(8)	—	(1)	(16)
Net interest settlements on derivatives[3]	117	58	—	6	181
Total impact to net interest income	120	50	—	(5)	165
Other income (loss):
Net gains (losses) on derivatives[4]	—	(28)	(7)	—	(35)
Net gains (losses) on trading securities[5]	—	47	—	—	47
Net gains (losses) on financial instruments held under fair value option[5]	—	—	20	—	20
Total impact to other income (loss)	—	19	13	—	32
Total net effect of hedging activities[6]	$120	$69	$13	$(5)	$197

	For the Three Months Ended March 31, 2024
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$9	$2	$—	$—	$(3)	$8
Net gains (losses) on derivatives and hedged items	1	4	—	—	11	16
Price alignment amount on derivatives[2]	(13)	(8)	—	—	—	(21)
Net interest settlements on derivatives[3]	227	100	—	—	(60)	267
Total impact to net interest income	224	98	—	—	(52)	270
Other income (loss):
Net gains (losses) on derivatives[4]	—	46	(1)	(66)	—	(21)
Net gains (losses) on trading securities[5]	—	(20)	—	—	—	(20)
Net gains (losses) on financial instruments held under fair value option[5]	—	—	—	37	—	37
Total impact to other income (loss)	—	26	(1)	(29)	—	(4)
Total net effect of hedging activities[6]	$224	$124	$(1)	$(29)	$(52)	$266
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

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended March 31,
	2025	2024
Compensation and benefits	$22	$21
Contractual services	7	7
Professional fees	3	3
Other operating expenses	5	5
Total operating expenses	37	36
Voluntary community and housing contributions	12	—
Federal Housing Finance Agency	4	3
Office of Finance	3	3
Other, net	5	8
Total other expense	$61	$50

Other expense increased $11 million during the three months ended March 31, 2025, when compared to the same period last year. The increase during the three months ended March 31, 2025, was primarily due to an increase in voluntary community and housing contributions of $12 million, with no comparable contributions in the same period in 2024.

STATEMENTS OF CONDITION

Financial Highlights

    Our total assets increased to $167.5 billion at March 31, 2025, from $165.3 billion at December 31, 2024. Our total liabilities increased to $158.1 billion at March 31, 2025, from $155.8 billion at December 31, 2024. Total capital decreased to $9.3 billion at March 31, 2025, from $9.5 billion at December 31, 2024. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	March 31, 2025	December 31, 2024
Commercial banks	$37,527	$43,653
Savings institutions	1,245	1,770
Credit unions	10,980	12,941
Insurance companies	44,229	42,235
CDFIs	12	8
Total member advances	93,993	100,607
Housing associates	106	108
Non-member borrowers	12	15
Total par value	$94,111	$100,730

Our total advance par value decreased $6.6 billion or seven percent at March 31, 2025, when compared to December 31, 2024, primarily due to a decline in borrowings by depository institution members, offset in part by an increase in borrowings by insurance companies.

The following table summarizes our advances by interest rate payment terms (dollars in millions):

	March 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Fixed rate	$75,225	80	$78,228	78
Variable rate	7,250	8	11,202	11
Variable rate, callable[1]	10,493	11	10,143	10
Other[2]	1,143	1	1,156	1
Overdrawn demand deposit accounts	—	—	1	—
Total advance par value	94,111	100	100,730	100
Premiums	3		3
Discounts	(24)		(21)
Fair value hedging adjustments[3]	(300)		(761)
Total	$93,790		$99,951
1    Callable advances are those advances that may be contractually prepaid by the borrower on predetermined dates without incurring prepayment or termination fees.
2    Includes fixed rate amortizing and fixed rate callable advances.
3    Primarily represents fair value hedging adjustments on active hedging relationships driven by changes in interest rates.

At March 31, 2025 and December 31, 2024, advances outstanding to our top five borrowers totaled $32.7 billion and $31.3 billion, which represented 35 percent and 31 percent of our total advances outstanding. The following table summarizes our top five borrowers based on advances outstanding at March 31, 2025 (dollars in millions):

	Amount	% of Total Advances
Athene Annuity and Life Company	$17,171	18
UBS Bank USA	4,101	5
Principal Life Insurance Company	3,950	4
EquiTrust Life Insurance Company	3,800	4
Symetra Life Insurance Company	3,725	4
Total par value	$32,747	35

We evaluate advances for credit losses on a quarterly basis and have never experienced a credit loss on our advances. For additional discussion on our advance credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

    The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	March 31, 2025	December 31, 2024
Fixed rate conventional loans	$11,817	$11,452
Fixed rate government-insured loans	362	365
Total unpaid principal balance	12,179	11,817
Premiums	134	130
Discounts	(33)	(33)
Basis adjustments from mortgage loan purchase commitments	(12)	(13)
Total mortgage loans held for portfolio	12,268	11,901
Allowance for credit losses	(5)	(5)
Total mortgage loans held for portfolio, net	$12,263	$11,896

Our total mortgage loans increased $0.4 billion or three percent at March 31, 2025, when compared to December 31, 2024. The increase was primarily due to new loan purchases exceeding principal paydowns, driven in part by low prepayment activity as mortgage rates remain elevated.

We evaluate mortgage loans for credit losses on a quarterly basis. For additional discussion on our mortgage loan credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Loans.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	March 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$4,306	7	$4,096	8
Securities purchased under agreements to resell	13,360	22	11,950	23
Federal funds sold	10,845	18	5,175	10
Total short-term investments	28,511	47	21,221	41
Long-term investments[2]
MBS
GSE single-family	537	1	564	1
GSE multifamily	19,677	33	18,984	36
U.S. obligations single-family[3]	5,680	9	5,202	10
Private-label residential	2	—	2	—
Total MBS	25,896	43	24,752	47
Non-MBS
U.S. Treasury obligations[3]	4,807	8	4,508	9
Other U.S. obligations[3]	135	—	161	—
GSE and TVA obligations	720	1	714	1
State or local housing agency obligations	555	1	528	1
Other[4]	151	—	148	1
Total non-MBS	6,368	10	6,059	12
Total long-term investments	32,264	53	30,811	59
Total investments	$60,775	100	$52,032	100
1    Short-term investments have original maturities equal to or less than one year.
2    Long-term investments have original maturities of greater than one year.
3    Represents investment securities backed by the full faith and credit of the U.S. Government.
4    Consists of taxable municipal bonds.

Our investments increased $8.7 billion, or 17 percent at March 31, 2025, when compared to December 31, 2024, due primarily to an increase in short-term investments, mainly federal funds sold and securities purchased under agreements to resell, as well as the purchase of agency MBS. At March 31, 2025, we had no investments that were traded but not yet settled. At December 31, 2024, we had agency MBS with a total par value of $162 million that were traded but not yet settled. These investments were recorded as “Available-for-sale” on our Statements of Condition with a corresponding payable recorded in “Other liabilities.”

The Finance Agency limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 2.84 and 2.71 at March 31, 2025 and December 31, 2024.

We evaluate investments for credit losses on a quarterly basis. For additional discussion on our investment credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”

Consolidated Obligations

    Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At March 31, 2025 and December 31, 2024, the carrying value of consolidated obligations for which we are primarily liable totaled $155.8 billion and $153.3 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	March 31, 2025	December 31, 2024
Par value	$50,802	$65,250
Discounts and concession fees[1]	(448)	(586)
Fair value option adjustments	(4)	16
Total	$50,350	$64,680
1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes decreased $14.3 billion or 22 percent at March 31, 2025, when compared to December 31, 2024, primarily driven by increased utilization of bonds relative to discount notes. Although the balance declined from the prior year-end, during the three months ended March 31, 2025, we continued to utilize discount notes in an effort to capture attractive funding and/or meet our liquidity requirements. Fair value option adjustments changed $20 million at March 31, 2025 when compared to December 31, 2024, driven primarily by the reversal of historic gains and losses on instruments as they approach maturity.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	March 31, 2025	December 31, 2024
Par value	$105,452	$88,588
Premiums	28	30
Discounts and concession fees[1]	(24)	(25)
Fair value hedging adjustments	32	(22)
Total	$105,488	$88,571
1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds increased $16.9 billion or 19 percent at March 31, 2025, when compared to December 31, 2024. We increased our utilization of callable bonds in an effort to capture attractive funding and/or meet our liquidity requirements. Fair value hedging adjustments changed $54 million at March 31, 2025, when compared to December 31, 2024, driven primarily by volume and the interest rate environment.

For additional information on our consolidated obligations, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Capital

The following table summarizes information on our capital (dollars in millions):

	March 31, 2025	December 31, 2024
Capital stock	$5,730	$5,989
Retained earnings	3,558	3,491
Accumulated other comprehensive income (loss)	41	(29)
Total capital	$9,329	$9,451

Our capital remained relatively stable at March 31, 2025, when compared to December 31, 2024. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for additional information on our capital.

Derivatives

    We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	March 31, 2025	December 31, 2024
Interest rate swaps
Non-callable	$126,074	$146,567
Callable by counterparty	20,764	8,335
Callable by the Bank	11	—
Total interest rate swaps	146,849	154,902
Forward settlement agreements	263	91
Mortgage loan purchase commitments	280	101
Total notional amount	$147,392	$155,094

The notional amount of our derivative contracts decreased $7.7 billion, or five percent, at March 31, 2025, when compared to December 31, 2024. This was primarily due to decreased utilization of non-callable swaps on consolidated obligations, offset in part by an increase in callable swaps on consolidated obligation bonds, in an effort to capture attractive funding and/or meet our liquidity requirements. For additional discussion regarding our use of derivatives, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the three months ended March 31, 2025, proceeds from the issuance of bonds and discount notes were $32.0 billion and $329.0 billion compared to $14.1 billion and $441.3 billion for the same period in 2024. During the three months ended March 31, 2025, we increased our utilization of callable consolidated obligation bonds relative to discount notes in an effort to capture attractive funding and/or meet our liquidity requirements.

Access to debt markets has been reliable because investors, driven by increased liquidity preference and our GSE status, have sought the FHLBanks’ debt as an asset of choice. However, due to the short-term maturity of the debt, we may be exposed to additional risks associated with refinancing and our ability to access the capital markets.

We are focused on maintaining an adequate liquidity balance and a funding balance between our financial assets and financial liabilities and work collectively with the other FHLBanks to manage the system-wide liquidity and funding needs. We monitor our debt refinancing risk and liquidity position primarily by tracking the maturities of financial assets and financial liabilities. In managing and monitoring the amounts of assets that require refunding, we consider contractual maturities of our financial assets and liabilities, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments). External factors, including member borrowing needs, supply and demand in the debt markets, and other factors may affect liquidity balances and the funding balances between financial assets and financial liabilities. Refer to “Item 1. Financial Statements — Condensed Notes to the Unaudited Financial Statements” for additional information regarding the contractual maturities of certain of our financial assets and liabilities.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of April 30, 2025, our consolidated obligations were rated AA+/A-1+ with a stable outlook by S&P and Aaa/P-1 with a negative outlook by Moody’s. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2024 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At March 31, 2025 and December 31, 2024, the total par value of outstanding consolidated obligations for which we are primarily liable was $156.2 billion and $153.8 billion. At March 31, 2025 and December 31, 2024, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was $998.7 billion and $1,039.2 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President and CEO or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of April 30, 2025, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

    We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the three months ended March 31, 2025, repayments of consolidated obligations totaled $357.6 billion compared to $462.7 billion for the same period in 2024.

During the three months ended March 31, 2025, advance disbursements (excluding daily reset advances) totaled $170.6 billion compared to $93.4 billion for the same period in 2024. Advance disbursements vary from period to period depending on member needs. In addition, during the second quarter of 2024, we began offering an overnight advance with a one day maturity. The increase during the three months ended March 31, 2025 was primarily due to member utilization of overnight advances. During the three months ended March 31, 2025, investment purchases (excluding overnight investments) totaled $1.4 billion compared to $3.5 billion for the same period in 2024, a decrease due primarily to fewer purchases of agency MBS.

We also use liquidity to purchase mortgage loans, redeem member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

LIQUIDITY REQUIREMENTS
We are subject to certain liquidity requirements set forth by the Finance Agency and maintain a liquidity contingency funding plan designed to enable us to meet our obligations and the liquidity needs of our members in the event of short-term capital market disruptions, or operational disruptions at our Bank and/or the Office of Finance. For additional details on these liquidity requirements, refer to our 2024 Form 10-K. Our primary liquidity requirement is discussed further below.

Liquidity Guidance AB – This guidance requires us to maintain sufficient liquidity for a period of 10 to 30 calendar days. The base case scenario requires 20 days of positive daily cash balances and assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including large, highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. At March 31, 2025 and December 31, 2024, we were in compliance with this base case liquidity guidance.
The Liquidity Guidance AB also specifies appropriate funding gap limits to address the risks associated with an FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of total assets. The guidance provides recommended funding gap maximums of negative 15 percent at the three-month horizon and negative 30 percent at the one-year horizon. At March 31, 2025 and December 31, 2024, we adhered to these funding gap requirements.
Capital

CAPITAL REQUIREMENTS

    We are subject to certain regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operational risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as the amounts paid-in for Class B capital stock (including MRCS), and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including MRCS) and retained earnings. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At March 31, 2025 and December 31, 2024, we did not hold any nonpermanent capital. At March 31, 2025 and December 31, 2024, we were in compliance with all three of the Finance Agency’s regulatory capital requirements.

    In addition to the requirements previously discussed, the Capital Stock AB requires each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets. For purposes of the Capital Stock AB, capital stock includes MRCS. The capital stock to total assets ratio is measured on a daily average basis at month end. At March 31, 2025 and December 31, 2024, we were in compliance with the Capital Stock AB.

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

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	March 31, 2025	December 31, 2024
Commercial banks	$2,552	$2,804
Savings institutions	100	122
Credit unions	849	928
Insurance companies	2,228	2,134
CDFIs	1	1
Total GAAP capital stock	5,730	5,989
MRCS	9	9
Total regulatory capital stock	$5,739	$5,998

The decrease in regulatory capital stock held at March 31, 2025, when compared to December 31, 2024, was due primarily to a decrease in activity-based capital stock resulting from a decline in advance balances. For additional information on our capital stock, refer to “Item 1. Financial Statements — Note 8 — Capital.”

Retained Earnings
Our risk management policies outline a targeted level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this targeted level and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve this level of retained earnings. At March 31, 2025 and December 31, 2024, our actual retained earnings exceeded our targeted level of retained earnings.
We entered into a JCE Agreement with all of the other Federal Home Loan Banks in 2011. Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of our average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At both March 31, 2025 and December 31, 2024, our restricted retained earnings balance totaled $1.1 billion. One percent of our average balance of outstanding consolidated obligations for the three months ended March 31, 2025, was $1.6 billion.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended
	March 31,
	2025	2024
Aggregate cash dividends paid[1]	$138	$136
Effective combined annualized dividend rate paid on capital stock[2]	9.14%	7.89%
Annualized dividend rate paid on membership capital stock	6.00%	3.55%
Annualized dividend rate paid on activity-based capital stock	9.75%	9.00%
Average SOFR	4.33%	5.31%
1    Includes aggregate cash dividends paid during the period. Amount excludes cash dividends paid on MRCS. For financial reporting purposes, these dividends were recorded as interest expense on our Statements of Income.
2    Effective combined annualized dividend rate is paid on total capital stock, including MRCS.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of our critical accounting estimates, refer to our 2024 Form 10-K. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2025.

For a discussion of recently adopted or issued accounting standards, refer to “Item 1. Financial Statements — Note 2 — Recently Adopted and Issued Accounting Guidance.”

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Regulatory Environment

The FHLBanks are subject to various legal and regulatory requirements and priorities. Certain actions by the current federal executive administration are changing the regulatory environment. Changes in the regulatory environment, including regulatory priorities and areas of focus such as deregulation, have affected, and likely will continue to affect, certain aspects of the FHLBanks’ business operations, and could have impacts on the FHLBanks’ results of operations and reputation. For example, on January 20, 2025, the federal executive administration ordered all executive departments and agencies to, among other things, not propose or issue any rule until a department or agency head appointed or designated by the president reviews and approves the rule.

Beginning in March 2025, the Finance Agency has rescinded several ABs applicable to the FHLBanks, including the ABs which had set out expectations related to: (i) fair lending and fair housing compliance, (ii) unfair or deceptive acts or practices compliance, (iii) climate-related risk management, (iv) diversity and inclusion examination ratings, (v) Board diversity, and (vi) Board diversity data collection.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate nature and result of future regulatory actions and their ultimate impact on us and the FHLBank System. For further discussion of related risks, see “Item 1A. Risk Factors” in our 2024 Form 10-K.

RISK MANAGEMENT

We have risk management policies, established by our Board of Directors, that allow us to monitor and control our exposure to various risks, including interest rate, liquidity, credit, operational, model, information security, legal, regulatory and compliance, strategic, and reputational, as well as capital adequacy. Our primary risk management objective is to manage our assets and liabilities in ways that ensure liquidity is available to our members and protect the par redemption value of our capital stock. We periodically evaluate our risk management policies in order to respond to changes in our financial position and general market conditions. The following sections outline our interest rate and credit risks. For additional details on all other risks noted above, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in our 2024 Form 10-K.
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

We monitor and manage to MVE policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. At March 31, 2025 and December 31, 2024, our base case MVE remained relatively stable at $9.3 billion and $9.4 billion, and we were in compliance with all MVE policy limits.

MVCS represents our MVE divided by the total outstanding shares of our capital stock (including MRCS). To ensure we remain adequately capitalized, we must ensure our MVCS remains at or above our $100 par value. Our base case MVCS was $161.6 at March 31, 2025, compared to $156.7 at December 31, 2024. The increase in our base case MVCS was primarily attributable to the redemption of activity-based capital stock at par value, which is below our current MVCS value.

For more information on this risk measure, including policy limits, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk — Market Value of Equity” in our 2024 Form 10-K.

PROJECTED 24-MONTH INCOME

The projected 24-month income simulation measures our short-term earnings forecast over a two-year horizon based on forward interest rates and business assumptions. Our primary measure of profitability is the spread between projected AROCS and average SOFR. In this measure, AROCS adjusts GAAP net income for certain non-routine or unpredictable items, including, but not limited to, market adjustments relating to derivative and hedging activities and instruments held at fair value, net asset prepayment fee income, MRCS interest expense, and other non-routine items, if applicable.

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

Effective January 1, 2025, our policy limit for the decline in projected AROCS from base case AROCS for the basis shock scenarios was updated from 175 to 100 basis points over a 24-month horizon. We were in compliance with all projected 24-month income policy limits at March 31, 2025 and December 31, 2024.

For more information on this risk measure, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk — Projected 24-Month Income” in our 2024 Form 10-K.

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

At March 31, 2025 and December 31, 2024, borrowers pledged $398.6 billion and $388.8 billion of collateral (net of applicable discounts) to support activity with us, including advances. At March 31, 2025 and December 31, 2024, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

We evaluate advances for credit losses on a quarterly basis. We have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of March 31, 2025 and December 31, 2024. Refer to “Item 1. Financial Statements — Note 4 — Advances” for additional information on our allowance for credit losses.

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

The following table presents the unpaid principal balance of our mortgage loans by product type (dollars in millions):

Product Type	March 31, 2025	December 31, 2024
Conventional	$11,817	$11,452
Government	362	365
Total unpaid principal balance	$12,179	$11,817

We manage the credit risk on mortgage loans by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our PFIs, and (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs.

We evaluate mortgage loans for credit losses on a quarterly basis and establish an allowance for credit losses to reflect management’s estimate of expected credit losses inherent in the portfolio. At both March 31, 2025 and December 31, 2024, we had an allowance for credit losses of $5 million on our conventional mortgage loans. At March 31, 2025, over 99 percent of our conventional loan portfolio was performing (i.e. current payment status) and charge-offs recorded during the three months ended March 31, 2025, were less than one percent of the total conventional portfolio.

We have never experienced a credit loss on our government-insured mortgage loans. At March 31, 2025 and December 31, 2024, we determined no allowance for credit losses was necessary on our government-insured mortgage loans. Refer to “Item 1. Financial Statements — Note 5 — Mortgage Loans Held for Portfolio” for additional information on our allowance for credit losses and the payment status of our conventional mortgage loans.

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

Finance Agency regulations also limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. At March 31, 2025, we were in compliance with the regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

In addition, Finance Agency regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of regulatory capital and the counterparty’s overall credit rating. At March 31, 2025, we were in compliance with the regulatory limits established for unsecured credit.

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk” in our 2024 Form 10-K for additional information on these regulatory limits.

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

At March 31, 2025, our unsecured short-term investment exposure consisted of overnight interest-bearing deposits and federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile (dollars in millions):

	March 31, 2025
	Credit Rating[1,2]
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$1,200	$3,105	$425	$4,730
U.S. branches and agency offices of foreign commercial banks
Australia	1,400	—	—	1,400
Belgium	—	935		935
Canada	—	1,320	—	1,320
Finland	920	—	—	920
France	—	360	—	360
Germany	1,400	—	—	1,400
Japan	—	935	—	935
Netherlands	—	650	—	650
Norway	1,400	—	—	1,400
Sweden	500	—	—	500
United Kingdom	—	600	—	600
Total U.S. branches and agency offices of foreign commercial banks	5,620	4,800	—	10,420
Total unsecured short-term investment exposure	$6,820	$7,905	$425	$15,150
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

Investment Ratings

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	March 31, 2025
	Credit Rating[1]
	AAA	AA	A	BBB	Unrated	Total
Interest-bearing deposits[2]	$—	$1,201	$3,105	$—	$—	$4,306
Securities purchased under agreements to resell	—	2,700	3,000	—	7,660	13,360
Federal funds sold	—	5,620	4,800	425	—	10,845
Investment securities:
MBS
GSE single-family	—	537	—	—	—	537
GSE multifamily	—	19,677	—	—	—	19,677
U.S. obligations single-family[3]	—	5,680	—	—	—	5,680
Private-label residential	—	—	1	1	—	2
Total MBS	—	25,894	1	1	—	25,896
Non-MBS
U.S. Treasury obligations[3]	—	4,807	—	—	—	4,807
Other U.S. obligations[3]	—	135	—	—	—	135
GSE and TVA obligations	—	720	—	—	—	720
State or local housing agency obligations	414	141	—	—	—	555
Other[4]	132	19	—	—	—	151
Total non-MBS	546	5,822	—	—	—	6,368
Total investments	$546	$41,237	$10,906	$426	$7,660	$60,775
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
4    Consists of taxable municipal bonds.

We evaluate investments for credit losses on a quarterly basis. At March 31, 2025 and December 31, 2024, we determined no allowance for credit losses was necessary on our investments. Refer to “Item 1. Financial Statements — Note 3 — Investments” for additional information on our allowance for credit losses.

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

Uncleared derivative transactions executed on or after September 1, 2022 are subject to two-way initial margin requirements as mandated by the Dodd-Frank Act, if our aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of April 30, 2025, we were not required to post initial margin on our uncleared derivative transactions in accordance with the noted regulations.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	March 31, 2025
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Non-cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
AA2	$187	$7	$(7)	$—	$—
A	2,060	17	(15)	—	2
Cleared derivatives[3]	39,566	1	14	380	395
Liability positions with credit exposure
Cleared derivatives[3]	85,683	(5)	15	942	952
Total derivative positions with credit exposure to non-member counterparties	127,496	20	7	1,322	1,349
Member institutions[2,4]	212	—	—	—	—
Total	127,708	$20	$7	$1,322	$1,349
Derivative positions without credit exposure	19,684
Total notional	$147,392
1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.
2    Net credit exposure is less than $1 million.
3    Represents derivative transactions cleared with CME Clearing and LCH Ltd., our clearinghouses. CME Clearing is not rated, but its parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by S&P at March 31, 2025. LCH Ltd. was rated AA- by S&P at March 31, 2025.
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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Item 1. Financial Statements — Note 10 — Commitments and Contingencies” for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2024 Form 10-K. There have been no material changes to our risk factors during the three months ended March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective December 8, 2021[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended and approved by the Federal Housing Finance Agency on May 31, 2015[3]
10.1	Federal Home Loan Bank of Des Moines Executive Incentive Plan, effective January 1, 2025[4]
10.2	2025 Director Fee Policy, effective January 1, 2025[5]
10.3	Federal Home Loan Bank of Des Moines First Amendment to the Seventh Amended and Restated Benefit Equalization Plan, effective December 31, 2024[6]
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
1    Incorporated by reference from our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).
2    Incorporated by reference from our Form 10-K filed with the SEC on March 7, 2025 (Commission File No. 000-51999).
3    Incorporated by reference from our Form 10-K filed with the SEC on March 7, 2024 (Commission File No. 000-51999).
4    Incorporated by reference from our Form 8-K filed with the SEC on February 5, 2025 (Commission File No. 000-51999).
5    Incorporated by reference from our Form 8-K filed with the SEC on December 16, 2024 (Commission File No. 000-51999).
6    Incorporated by reference from our Form 8-K filed with the SEC on January 28, 2025 (Commission File No. 000-51999).

Glossary of Terms

2024 Form 10-K: The Bank’s 2024 Annual Report on Form 10-K filed with the SEC on March 7, 2025
AB: Advisory Bulletin
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
CODM: Chief Operating Decision Maker
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

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	May 9, 2025

By:	/s/ Kristina K. Williams
Kristina K. Williams President and Chief Executive Officer

By:	/s/ James G. Livingston
James G. Livingston Chief Financial Officer (Principal Financial and Accounting Officer)