Form 10-Q
period 2025-06-30
Federal Home Loan Bank of Des Moines
filed 2025-08-08
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2025
Class B Stock, par value $100	70,520,327

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars in millions, except capital stock par value)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$30	$41
Interest-bearing deposits (Note 3)	3,386	4,096
Securities purchased under agreements to resell (Note 3)	13,760	11,950
Federal funds sold (Note 3)	9,377	5,175
Investment securities (Note 3)
Trading securities (includes $1,483 and $533 pledged as collateral that may be repledged)	6,335	4,720
Available-for-sale securities (amortized cost of $27,825 and $25,358)	27,775	25,331
Held-to-maturity securities (fair value of $721 and $757)	720	760
Total investment securities	34,830	30,811
Advances (Note 4)	114,845	99,951
Mortgage loans held for portfolio, net of allowance for credit losses of $5 and $5 (Note 5)	13,197	11,896
Accrued interest receivable	450	400
Derivative assets, net (Note 6)	17	804
Other assets, net	130	129
TOTAL ASSETS	$190,022	$165,253
LIABILITIES
Deposits
Interest-bearing	$1,286	$1,195
Non-interest-bearing	129	119
Total deposits	1,415	1,314
Consolidated obligations (Note 7)
Discount notes (includes $35,163 and $52,349 at fair value held under fair value option)	55,977	64,680
Bonds	120,793	88,571
Total consolidated obligations	176,770	153,251
Mandatorily redeemable capital stock (Note 8)	34	9
Accrued interest payable	891	717
Affordable Housing Program payable	268	262
Derivative liabilities, net (Note 6)	55	6
Other liabilities	364	243
TOTAL LIABILITIES	179,797	155,802
Commitments and contingencies (Note 10)
CAPITAL (Note 8)
Capital stock - Class B putable ($100 par value); 66,596,983 and 59,886,959 issued and outstanding shares	6,660	5,989
Retained earnings
Unrestricted	2,459	2,413
Restricted	1,158	1,078
Total retained earnings	3,617	3,491
Accumulated other comprehensive income (loss)	(52)	(29)
TOTAL CAPITAL	10,225	9,451
TOTAL LIABILITIES AND CAPITAL	$190,022	$165,253

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
INTEREST INCOME
Advances	$1,286	$1,534	$2,473	$3,232
Interest-bearing deposits	48	69	101	140
Securities purchased under agreements to resell	118	147	229	311
Federal funds sold	137	130	277	328
Trading securities	55	22	93	43
Available-for-sale securities	345	375	684	750
Held-to-maturity securities	8	10	17	21
Mortgage loans held for portfolio	144	108	278	209
Total interest income	2,141	2,395	4,152	5,034
INTEREST EXPENSE
Consolidated obligations - Discount notes	595	879	1,291	1,725
Consolidated obligations - Bonds	1,244	1,183	2,301	2,612
Deposits	12	14	22	28
Borrowings from other FHLBanks	—	—	—	1
Mandatorily redeemable capital stock	1	—	1	—
Total interest expense	1,852	2,076	3,615	4,366
NET INTEREST INCOME	289	319	537	668
Provision (reversal) for credit losses on mortgage loans	—	(1)	—	(2)
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	289	320	537	670
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	22	3	69	(17)
Net gains (losses) on financial instruments held under fair value option	7	10	27	47
Net gains (losses) on derivatives	(24)	(35)	(59)	(56)
Other, net	11	13	20	21
Total other income (loss)	16	(9)	57	(5)
OTHER EXPENSE
Compensation and benefits	20	19	42	40
Contractual services	6	6	13	13
Professional fees	4	6	7	9
Other operating expenses	6	5	11	10
Voluntary community and housing contributions	43	9	55	9
Federal Housing Finance Agency	4	4	8	7
Office of Finance	1	2	4	5
Other, net	6	4	11	12
Total other expense	90	55	151	105
NET INCOME BEFORE ASSESSMENTS	215	256	443	560
Affordable Housing Program assessments	21	26	44	56
NET INCOME	$194	$230	$399	$504

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$194	$230	$399	$504
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	(93)	28	(23)	199
Total other comprehensive income (loss)	(93)	28	(23)	199
TOTAL COMPREHENSIVE INCOME (LOSS)	$101	$258	$376	$703

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, MARCH 31, 2024	64	$6,442	$2,325	$951	$3,276	$(9)	$9,709
Comprehensive income (loss)	—	—	185	45	230	28	258
Proceeds from issuance of capital stock	26	2,568	—	—	—	—	2,568
Repurchases/redemptions of capital stock	(28)	(2,825)	—	—	—	—	(2,825)
Cash dividends on capital stock	—	—	(147)	—	(147)	—	(147)
BALANCE, JUNE 30, 2024	62	$6,185	$2,363	$996	$3,359	$19	$9,563

BALANCE, MARCH 31, 2025	57	$5,730	$2,439	$1,119	$3,558	$41	$9,329
Comprehensive income (loss)	—	—	155	39	194	(93)	101
Proceeds from issuance of capital stock	34	3,369	—	—	—	—	3,369
Repurchases/redemptions of capital stock	(23)	(2,351)	—	—	—	—	(2,351)
Net stock reclassified (to) from mandatorily redeemable capital stock	(1)	(88)	—	—	—	—	(88)
Cash dividends on capital stock	—	—	(135)	—	(135)	—	(135)
BALANCE, JUNE 30, 2025	67	$6,660	$2,459	$1,158	$3,617	$(52)	$10,225

BALANCE, DECEMBER 31, 2023	69	$6,873	$2,242	$896	$3,138	$(180)	$9,831
Comprehensive income (loss)	—	—	404	100	504	199	703
Proceeds from issuance of capital stock	45	4,465	—	—	—	—	4,465
Repurchases/redemptions of capital stock	(52)	(5,153)	—	—	—	—	(5,153)
Cash dividends on capital stock	—	—	(283)	—	(283)	—	(283)
BALANCE, JUNE 30, 2024	62	$6,185	$2,363	$996	$3,359	$19	$9,563

BALANCE, DECEMBER 31, 2024	60	$5,989	$2,413	$1,078	$3,491	$(29)	$9,451
Comprehensive income (loss)	—	—	319	80	399	(23)	376
Proceeds from issuance of capital stock	54	5,395	—	—	—	—	5,395
Repurchases/redemptions of capital stock	(46)	(4,635)	—	—	—	—	(4,635)
Net stock reclassified (to) from mandatorily redeemable capital stock	(1)	(89)	—	—	—	—	(89)
Cash dividends on capital stock	—	—	(273)	—	(273)	—	(273)
BALANCE, JUNE 30, 2025	67	$6,660	$2,459	$1,158	$3,617	$(52)	$10,225

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$399	$504
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization/(accretion)	(806)	160
Net (gains) losses on trading securities	(69)	17
Net (gains) losses on financial instruments held under fair value option	(27)	(47)
Net change in derivatives and hedging activities	(1,317)	726
Other adjustments, net	6	(2)
Net change in:
Accrued interest receivable	(193)	31
Other assets	(5)	(1)
Accrued interest payable	174	(165)
Other liabilities	(14)	18
Total adjustments	(2,251)	737
Net cash provided by (used in) operating activities	(1,852)	1,241
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	1,487	1,072
Securities purchased under agreements to resell	(1,810)	2,100
Federal funds sold	(4,202)	55
Trading securities
Proceeds from sales	347	596
Proceeds from maturities and paydowns	3	5
Purchases	(1,896)	(965)
Available-for-sale securities
Proceeds from maturities and paydowns	1,260	948
Purchases	(2,815)	(2,137)
Held-to-maturity securities
Proceeds from maturities and paydowns	38	44
Advances
Repaid	378,772	218,111
Originated	(392,927)	(200,741)
Mortgage loans held for portfolio
Principal collected	580	441
Purchased	(1,890)	(1,289)
Other investing activities, net	(1)	(5)
Net cash provided by (used in) investing activities	(23,054)	18,235

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
FINANCING ACTIVITIES
Net change in deposits	210	204
Net proceeds (payments) on derivative contracts with financing elements	2	—
Net proceeds from issuance of consolidated obligations
Discount notes	784,560	874,751
Bonds	62,731	22,083
Payments for maturing and retiring consolidated obligations
Discount notes	(792,444)	(865,639)
Bonds	(30,587)	(49,898)
Proceeds from issuance of capital stock	5,395	4,465
Payments for repurchases/redemptions of capital stock	(4,635)	(5,153)
Payments for repurchases/redemptions of mandatorily redeemable capital stock	(64)	(2)
Cash dividends paid	(273)	(283)
Net cash provided by (used in) financing activities	24,895	(19,472)
Net increase (decrease) in cash and due from banks	(11)	4
Cash and due from banks at beginning of the period	41	31
Cash and due from banks at end of the period	$30	$35

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$4,314	$4,401
Affordable Housing Program disbursements, net	44	20
Voluntary housing and community investment disbursements	45	23
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	142	139
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	89	—
Traded but not settled investment security purchases	301	—

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

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the six months ended June 30, 2025. Descriptions of all significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data — Note 1 — Summary of Significant Accounting Policies” in the 2024 Form 10-K.

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

INTEREST-BEARING DEPOSITS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND FEDERAL FUNDS SOLD

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by an NRSRO. At June 30, 2025 and December 31, 2024, none of these investments were with counterparties rated below triple-B; however, as of June 30, 2025 and December 31, 2024, approximately 29 percent and 34 percent were secured securities purchased under agreements to resell with unrated counterparties. NRSRO ratings may differ from any internal ratings of the investments by the Bank.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At June 30, 2025 and December 31, 2024, no allowance for credit losses was recorded for interest-bearing deposits and federal funds sold, as all assets were repaid or expected to be repaid according to their contractual terms. The carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $17 million at both June 30, 2025 and December 31, 2024.

Securities purchased under agreements to resell are secured, short-term, and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreased below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at June 30, 2025 and December 31, 2024. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $2 million and $1 million at June 30, 2025 and December 31, 2024.

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

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	June 30, 2025	December 31, 2024
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$6,123	$4,508
Other U.S. obligations[1]	57	59
GSE and Tennessee Valley Authority obligations	48	47
Other[2]	107	106
Total fair value	$6,335	$4,720
1    Represents investment securities backed by the full faith and credit of the U.S. Government.
2    Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

The following table summarizes the components of “Net gains (losses) on trading securities” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net unrealized gains (losses) on trading securities held at period-end	$19	$3	$63	$(17)
Net gains (losses) on trading securities no longer held at period-end	3	—	6	—
Net gains (losses) on trading securities	$22	$3	$69	$(17)

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	June 30, 2025
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$50	$—	$—	$50
GSE and Tennessee Valley Authority obligations	293	20	—	313
State or local housing agency obligations	558	3	(5)	556
Other[3]	42	1	—	43
Total non-mortgage-backed securities	943	24	(5)	962
Mortgage-backed securities
U.S. obligations single-family[2]	5,803	16	(3)	5,816
GSE single-family	178	—	(2)	176
GSE multifamily	20,901	33	(113)	20,821
Total mortgage-backed securities	26,882	49	(118)	26,813
Total	$27,825	$73	$(123)	$27,775

	December 31, 2024
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$102	$—	$—	$102
GSE and Tennessee Valley Authority obligations	285	24	—	309
State or local housing agency obligations	504	1	(6)	499
Other[3]	41	1	—	42
Total non-mortgage-backed securities	932	26	(6)	952
Mortgage-backed securities
U.S. obligations single-family[2]	5,192	13	(5)	5,200
GSE single-family	197	—	(2)	195
GSE multifamily	19,037	45	(98)	18,984
Total mortgage-backed securities	24,426	58	(105)	24,379
Total	$25,358	$84	$(111)	$25,331
1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $89 million and $86 million at June 30, 2025 and December 31, 2024.
2    Represents investment securities backed by the full faith and credit of the U.S. Government.
3    Consists of taxable municipal bonds.

The Bank had no sales of AFS securities during the three and six months ended June 30, 2025 and 2024.

Unrealized Losses

The following tables summarize AFS securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	June 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$11	$—	$6	$—	$17	$—
State or local housing agency obligations	87	(1)	359	(4)	446	(5)
Total non-mortgage-backed securities	98	(1)	365	(4)	463	(5)
Mortgage-backed securities
U.S. obligations single-family[1]	1,450	(2)	424	(1)	1,874	(3)
GSE single-family	62	—	80	(2)	142	(2)
GSE multifamily	6,259	(32)	6,915	(81)	13,174	(113)
Total mortgage-backed securities	7,771	(34)	7,419	(84)	15,190	(118)
Total	$7,869	$(35)	$7,784	$(88)	$15,653	$(123)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$—	$—	$21	$—	$21	$—
State or local housing agency obligations	108	(1)	347	(5)	455	(6)
Total non-mortgage-backed securities	108	(1)	368	(5)	476	(6)
Mortgage-backed securities
U.S. obligations single-family[1]	995	(4)	808	(1)	1,803	(5)
GSE single-family	45	—	85	(2)	130	(2)
GSE multifamily	3,325	(10)	7,587	(88)	10,912	(98)
Total mortgage-backed securities	4,365	(14)	8,480	(91)	12,845	(105)
Total	$4,473	$(15)	$8,848	$(96)	$13,321	$(111)
1    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	June 30, 2025		December 31, 2024
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$70	$70	$88	$88
Due after one year through five years	182	184	234	236
Due after five years through ten years	287	286	212	210
Due after ten years	404	422	398	418
Total non-mortgage-backed securities	943	962	932	952
Mortgage-backed securities	26,882	26,813	24,426	24,379
Total	$27,825	$27,775	$25,358	$25,331

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	June 30, 2025
	Amortized Cost[1]	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$355	$8	$(1)	$362
State or local housing agency obligations	28	—	—	28
Total non-mortgage-backed securities	383	8	(1)	390
Mortgage-backed securities
U.S. obligations single-family[2]	1	—	—	1
GSE single-family	334	—	(6)	328
Private-label	2	—	—	2
Total mortgage-backed securities	337	—	(6)	331
Total	$720	$8	$(7)	$721

	December 31, 2024
	Amortized Cost[1]	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$358	$6	$(2)	$362
State or local housing agency obligations	29	—	—	29
Total non-mortgage-backed securities	387	6	(2)	391
Mortgage-backed securities
U.S. obligations single-family[2]	2	—	—	2
GSE single-family	369	—	(7)	362
Private-label	2	—	—	2
Total mortgage-backed securities	373	—	(7)	366
Total	$760	$6	$(9)	$757
1    Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $4 million and $5 million at June 30, 2025 and December 31, 2024.
2    Represents investment securities backed by the full faith and credit of the U.S. Government.

The Bank had no sales of HTM securities during the three and six months ended June 30, 2025 and 2024.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	June 30, 2025		December 31, 2024
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$239	$239	$233	$233
Due after one year through five years	28	28	12	12
Due after five years through ten years	69	73	72	73
Due after ten years	47	50	70	73
Total non-mortgage-backed securities	383	390	387	391
Mortgage-backed securities	337	331	373	366
Total	$720	$721	$760	$757

ALLOWANCE FOR CREDIT LOSSES ON AFS AND HTM SECURITIES

The Bank evaluates AFS and HTM investment securities for credit losses on a quarterly basis. At June 30, 2025 and December 31, 2024, the Bank had no allowance for credit losses recorded on its AFS or HTM securities. For additional details on the Bank’s allowance methodology, refer to “Item 8. Financial Statements and Supplementary Data — Note 4 — Investments” in the 2024 Form 10-K.

Note 4 — Advances

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	June 30, 2025		December 31, 2024
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Overdrawn demand deposit accounts[2]	$—	6.05%	$1	6.12%
Due in one year or less	55,212	4.43	45,738	4.44
Due after one year through two years	16,436	3.83	16,105	3.84
Due after two years through three years	14,559	4.14	12,751	4.19
Due after three years through four years	11,833	4.32	13,328	4.30
Due after four years through five years	12,618	4.19	7,787	4.33
Thereafter	4,228	4.47	5,020	4.25
Total par value	114,886	4.27%	100,730	4.27%
Premiums	2		3
Discounts	(24)		(21)
Fair value hedging adjustments	(19)		(761)
Total	$114,845		$99,951
1    Excludes accrued interest receivable of $198 million and $180 million at June 30, 2025 and December 31, 2024.
2    The Bank’s overdrawn demand deposit accounts were less than $1 million at June 30, 2025.

The Bank offers advances to members and eligible housing associates that may be prepaid on predetermined dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At June 30, 2025 and December 31, 2024, the Bank had callable advances outstanding totaling $11.0 billion and $10.4 billion.

The following table summarizes advances by year of redemption term or next call date for callable advances (dollars in millions):

	Redemption Term or Next Call Date
	June 30, 2025	December 31, 2024
Overdrawn demand deposit accounts[1]	$—	$1
Due in one year or less	65,007	54,893
Due after one year through two years	15,055	14,474
Due after two years through three years	12,307	10,312
Due after three years through four years	9,568	11,080
Due after four years through five years	8,765	4,990
Thereafter	4,184	4,980
Total par value	$114,886	$100,730
1    The Bank’s overdrawn demand deposit accounts were less than $1 million at June 30, 2025.

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

ADVANCE CONCENTRATIONS

The Bank’s advances are primarily concentrated in commercial banks and insurance companies. The following table summarizes advances outstanding to members exceeding 10 percent of total advances outstanding at June 30, 2025, (dollars in millions):

	Amount	% of Total Advances
Athene Annuity and Life Company	$20,971	18%
Wells Fargo Bank, N.A.	12,000	10

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates advances for credit losses on a quarterly basis. At June 30, 2025 and December 31, 2024, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. The Bank considers an advance past due if a default of contractual principal or interest exists for a period of 30 days or more. In addition, there were no modifications related to advances resulting from a borrower experiencing financial difficulties during the six months ended June 30, 2025 and 2024.

The Bank has never experienced a credit loss on its advances. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on its advances at June 30, 2025 and December 31, 2024. For additional information on the Bank’s allowance methodology, including eligible collateral types, see “Item 8. Financial Statements and Supplementary Data — Note 5 — Advances” in the 2024 Form 10-K.

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

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	June 30, 2025	December 31, 2024
Fixed rate, long-term[1] single-family mortgage loans	$12,273	$10,961
Fixed rate, medium-term[2] single-family mortgage loans	847	856
Total unpaid principal balance	13,120	11,817
Premiums	142	130
Discounts	(47)	(33)
Basis adjustments from mortgage loan purchase commitments	(13)	(13)
Total mortgage loans held for portfolio[3]	13,202	11,901
Allowance for credit losses	(5)	(5)
Total mortgage loans held for portfolio, net	$13,197	$11,896
1    Long-term is defined as an original term of greater than 15 years and up to 30 years.
2    Medium-term is defined as an original term of 15 years or less.
3    Excludes accrued interest receivable of $89 million and $78 million at June 30, 2025 and December 31, 2024.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	June 30, 2025	December 31, 2024
Conventional mortgage loans	$12,760	$11,452
Government-insured mortgage loans	360	365
Total unpaid principal balance	$13,120	$11,817

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

The following tables present the payment status for conventional mortgage loans (dollars in millions):

	June 30, 2025
	Origination Year
	Prior to 2021	2021 to 2025	Total
Past due 30 - 59 days	$35	$41	$76
Past due 60 - 89 days	9	8	17
Past due 90 - 179 days	6	9	15
Past due 180 days or more	4	4	8
Total past due mortgage loans	54	62	116
Total current mortgage loans	3,440	9,281	12,721
Total amortized cost of mortgage loans[1]	$3,494	$9,343	$12,837

	December 31, 2024
	Origination Year
	Prior to 2020	2020 to 2024	Total
Past due 30 - 59 days	$28	$41	$69
Past due 60 - 89 days	8	11	19
Past due 90 - 179 days	5	7	12
Past due 180 days or more	4	4	8
Total past due mortgage loans	45	63	108
Total current mortgage loans	2,347	9,076	11,423
Total amortized cost of mortgage loans[1]	$2,392	$9,139	$11,531
1    Amortized cost represents the unpaid principal balance adjusted for unamortized premiums, discounts, price adjustment fees, basis adjustments, and direct write-downs. Amortized cost excludes accrued interest receivable.

The following tables present other delinquency statistics for mortgage loans (dollars in millions):

	June 30, 2025
Amortized Cost	Conventional	Government-Insured	Total
In process of foreclosure[1]	$4	$1	$5
Serious delinquency rate[2]	—%	2%	—%
Past due 90 days or more and still accruing interest[3]	$—	$7	$7
Non-accrual mortgage loans[4]	$53	$—	$53

	December 31, 2024
Amortized Cost	Conventional	Government- Insured	Total
In process of foreclosure[1]	$4	$1	$5
Serious delinquency rate[2]	—%	2%	—%
Past due 90 days or more and still accruing interest[3]	$—	$7	$7
Non-accrual mortgage loans[4]	$49	$—	$49
1    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.
2    Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total mortgage loans. Serious delinquency rate on conventional loans was less than one percent at both June 30, 2025 and December 31, 2024.
3    Represents government-insured mortgage loans that are 90 days or more past due.
4    Represents conventional mortgage loans that are 90 days or more past due or for which the collection of interest or principal is doubtful. At June 30, 2025 and December 31, 2024, $27 million and $25 million of conventional mortgage loans on non-accrual status were evaluated individually and did not have a related allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral was greater than the amortized cost of the loans.

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates mortgage loans for credit losses on a quarterly basis. At both June 30, 2025 and December 31, 2024, the Bank’s allowance for credit losses on conventional mortgage loans was $5 million. The Bank recorded no credit losses on its government-insured mortgage loans at June 30, 2025 and December 31, 2024. For additional information on the Bank’s allowance methodology, refer to “Item 8. Financial Statements and Supplementary Data — Note 6 — Mortgage Loans Held for Portfolio” in the 2024 Form 10-K.

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	June 30, 2025			December 31, 2024
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$128,091	$310	$114	$99,170	$200	$60
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	40,500	—	4	55,732	1	—
Forward settlement agreements	234	—	2	91	1	—
Mortgage loan purchase commitments	248	2	—	101	—	—
Total derivatives not designated as hedging instruments	40,982	2	6	55,924	2	—
Total derivatives before netting and collateral adjustments	$169,073	312	120	$155,094	202	60
Netting adjustments and cash collateral[1]		(295)	(65)		602	(54)
Total derivative assets and derivative liabilities		$17	$55		$804	$6
1     Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral, including accrued interest, held or placed with the same clearing agent and/or counterparty. At June 30, 2025 and December 31, 2024, cash collateral, including accrued interest, posted by the Bank was $37 million and $815 million. At June 30, 2025 and December 31, 2024, the Bank held cash collateral, including accrued interest, from clearing agents or counterparties of $267 million and $159 million.

The following tables summarize the net gains (losses) on qualifying fair value hedging relationships and the amortization of basis adjustments on discontinued fair value hedging relationships recorded in net interest income, including the net interest settlements on derivatives, as well as total income (expense) by hedged product recorded on the Statements of Income (dollars in millions):

	For the Three Months Ended June 30, 2025
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,286	$345	$(1,244)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(157)	$(183)	$15
Hedged items[3]	282	233	(23)
Net gains (losses) on fair value hedging relationships	$125	$50	$(8)

	For the Three Months Ended June 30, 2024
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,534	$375	$(1,183)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$169	$154	$(49)
Hedged items[3]	53	(68)	(13)
Net gains (losses) on fair value hedging relationships	$222	$86	$(62)

	For the Six Months Ended June 30, 2025
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$2,473	$684	$(2,301)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(498)	$(517)	$64
Hedged items[3]	743	617	(77)
Net gains (losses) on fair value hedging relationships	$245	$100	$(13)

	For the Six Months Ended June 30, 2024
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$3,232	$750	$(2,612)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$819	$639	$(201)
Hedged items[3]	(373)	(455)	87
Net gains (losses) on fair value hedging relationships	$446	$184	$(114)
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
3    Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	June 30, 2025
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$72,906	$20,098	$34,738
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(2)	$(286)	$55
Basis adjustments for discontinued hedging relationships included in amortized cost	(17)	(45)	—
Total amount of fair value hedging adjustments	$(19)	$(331)	$55

	December 31, 2024
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$57,580	$17,631	$22,166
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(733)	$(922)	$(21)
Basis adjustments for discontinued hedging relationships included in amortized cost	(28)	(26)	(1)
Total amount of fair value hedging adjustments	$(761)	$(948)	$(22)
1    Represents the portion of amortized cost designated as a hedged item in an active or discontinued fair value hedging relationship. Amortized cost includes fair value hedging adjustments.

The following table summarizes the components of “Net gains (losses) on derivatives” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$(23)	$(11)	$(76)	$(22)
Forward settlement agreements	—	1	(2)	1
Mortgage loan purchase commitments	—	(1)	2	(2)
Net interest settlements	(1)	(25)	17	(34)
Total net gains (losses) related to derivatives not designated as hedging instruments	(24)	(36)	(59)	(57)
Price alignment amount[1]	—	1	—	1
Net gains (losses) on derivatives	$(24)	$(35)	$(59)	$(56)
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

Uncleared derivative transactions executed on or after September 1, 2022 are subject to two-way initial margin requirements as mandated by the Dodd-Frank Act, if the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of June 30, 2025, the Bank was not required to post initial margin on its uncleared derivative transactions in accordance with the noted regulation.

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

Each clearinghouse determines initial margin requirements which can be either cash or securities collateral. Generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at June 30, 2025. Variation margin requirements with each clearinghouse are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	June 30, 2025
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral Not Offset - Can be Sold or Repledged	Net Amount[3]
Derivative Assets
Uncleared derivatives	$308	$(298)	$2	$12	$—	$12
Cleared derivatives	2	3	—	5	—	5
Total	$310	$(295)	$2	$17	$—	$17
Derivative Liabilities
Uncleared derivatives	$34	$(33)	$—	$1	$—	$1
Cleared derivatives	86	(32)	—	54	54	—
Total	$120	$(65)	$—	$55	$54	$1

	December 31, 2024
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities	Net Amount[3]
Derivative Assets
Uncleared derivatives	$181	$(180)	$—	$1	$1
Cleared derivatives	21	782	—	803	803
Total	$202	$602	$—	$804	$804
Derivative Liabilities
Uncleared derivatives	$57	$(51)	$—	$6	$6
Cleared derivatives	3	(3)	—	—	—
Total	$60	$(54)	$—	$6	$6
1    Represents derivative assets and derivative liabilities prior to netting adjustments and cash collateral, including accrued interest.
2    Represents mortgage loan purchase commitments not subject to enforceable master netting requirements.
3    Any over-collateralization at an individual clearing agent and/or counterparty level is not included in the determination of the net amount. At June 30, 2025 and December 31, 2024, the Bank had additional net credit exposure of $1.4 billion and $0.5 billion due to instances where the Bank’s non-cash collateral to a counterparty exceeded the Bank’s net derivative position.

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

    Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At June 30, 2025 and December 31, 2024, the total par value of outstanding consolidated obligations of the FHLBanks was $1,232.1 billion and $1,193.0 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	June 30, 2025		December 31, 2024
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$56,570	4.12%	$65,250	4.51%
Discounts and concessions[1]	(582)		(586)
Fair value option adjustments	(11)		16
Total	$55,977		$64,680
1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	June 30, 2025		December 31, 2024
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$68,919	4.38%	$43,287	4.53%
Due after one year through two years	33,642	4.45	28,333	4.45
Due after two years through three years	3,834	4.03	2,712	3.85
Due after three years through four years	2,554	4.30	2,957	4.19
Due after four years through five years	4,049	3.74	4,021	4.01
Thereafter	7,737	4.39	7,278	4.11
Total par value	120,735	4.36%	88,588	4.41%
Premiums	26		30
Discounts and concessions[1]	(23)		(25)
Fair value hedging adjustments	55		(22)
Total	$120,793		$88,571
1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	June 30, 2025	December 31, 2024
Non-callable or non-putable	$61,001	$56,373
Callable	59,734	32,215
Total par value	$120,735	$88,588

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

Year of Contractual Maturity or Next Call Date	June 30, 2025	December 31, 2024
Due in one year or less	$103,094	$69,363
Due after one year through two years	11,830	12,793
Due after two years through three years	2,677	2,531
Due after three years through four years	1,444	1,952
Due after four years through five years	1,230	1,399
Thereafter	460	550
Total par value	$120,735	$88,588

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

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At June 30, 2025 and December 31, 2024, the Bank had no excess capital stock outstanding.

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

The following table summarizes changes in MRCS (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$9	$10	$9	$12
Capital stock reclassified to (from) MRCS, net	88	—	89	—
Net payments for repurchases/redemptions of MRCS	(63)	—	(64)	(2)
Balance, end of period	$34	$10	$34	$10

The following table summarizes the Bank’s MRCS by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	June 30, 2025	December 31, 2024
Due in one year or less	$4	$—
Due after one year through two years	—	5
Due after four years through five years	26	—
Past contractual redemption date due to outstanding activity with the Bank	4	4
Total	$34	$9
1    At the Bank’s election, MRCS may be redeemed prior to the expiration of the five year redemption period that commences on the date of the notice of redemption.

RESTRICTED RETAINED EARNINGS

The Bank entered into a JCE Agreement with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of its average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends. At June 30, 2025 and December 31, 2024, the Bank’s restricted retained earnings account totaled $1.2 billion and $1.1 billion.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in AOCI (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 3)	Postretirement benefits	Total AOCI
Balance, March 31, 2024	$(7)	$(2)	$(9)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	28	—	28
Net current period other comprehensive income (loss)	28	—	28
Balance, June 30, 2024	$21	$(2)	$19

Balance, March 31, 2025	$43	$(2)	$41
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(93)	—	(93)
Net current period other comprehensive income (loss)	(93)	—	(93)
Balance, June 30, 2025	$(50)	$(2)	$(52)

Balance, December 31, 2023	$(178)	$(2)	$(180)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	199	—	199
Net current period other comprehensive income (loss)	199	—	199
Balance, June 30, 2024	$21	$(2)	$19

Balance, December 31, 2024	$(27)	$(2)	$(29)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(23)	—	(23)
Net current period other comprehensive income (loss)	(23)	—	(23)
Balance, June 30, 2025	$(50)	$(2)	$(52)

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

•Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at June 30, 2025 and December 31, 2024.

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

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	June 30, 2025		December 31, 2024
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$2,100	$10,311	$1,499	$9,489
Regulatory capital	$7,601	$10,311	$6,610	$9,489
Leverage capital	$9,501	$15,466	$8,263	$14,233
Capital-to-assets ratio	4.00%	5.43%	4.00%	5.74%
Capital stock-to-assets ratio	2.00%	3.51%	2.00%	3.53%
Leverage ratio	5.00%	8.14%	5.00%	8.61%

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. The Bank had no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2025 and 2024.

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

	June 30, 2025
		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$30	$30	$—	$—	$—	$30
Interest-bearing deposits	3,386	—	3,386	—	—	3,386
Securities purchased under agreements to resell	13,760	—	13,760	—	—	13,760
Federal funds sold	9,377	—	9,377	—	—	9,377
Trading securities	6,335	—	6,335	—	—	6,335
Available-for-sale securities	27,775	—	27,775	—	—	27,775
Held-to-maturity securities	720	—	719	2	—	721
Advances	114,845	—	114,884	—	—	114,884
Mortgage loans held for portfolio, net	13,197	—	12,463	33	—	12,496
Accrued interest receivable	450	—	450	—	—	450
Derivative assets, net	17	—	312	—	(295)	17
Other assets	46	46	—	—	—	46
Liabilities
Deposits	(1,415)	—	(1,415)	—	—	(1,415)
Consolidated obligations
Discount notes[2]	(55,977)	—	(55,974)	—	—	(55,974)
Bonds	(120,793)	—	(120,203)	—	—	(120,203)
Total consolidated obligations	(176,770)	—	(176,177)	—	—	(176,177)
MRCS	(34)	(34)	—	—	—	(34)
Accrued interest payable	(891)	—	(891)	—	—	(891)
Derivative liabilities, net	(55)	—	(120)	—	65	(55)
1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.
2    Includes $35.2 billion of consolidated obligation discount notes recorded under fair value option at June 30, 2025.

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments (dollars in millions):

	December 31, 2024
		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$41	$41	$—	$—	$—	$41
Interest-bearing deposits	4,096	—	4,096	—	—	4,096
Securities purchased under agreements to resell	11,950	—	11,950	—	—	11,950
Federal funds sold	5,175	—	5,175	—	—	5,175
Trading securities	4,720	—	4,720	—	—	4,720
Available-for-sale securities	25,331	—	25,331	—	—	25,331
Held-to-maturity securities	760	—	755	2	—	757
Advances	99,951	—	100,040	—	—	100,040
Mortgage loans held for portfolio, net	11,896	—	10,940	32	—	10,972
Accrued interest receivable	400	—	400	—	—	400
Derivative assets, net	804	—	202	—	602	804
Other assets	44	44	—	—	—	44
Liabilities
Deposits	(1,314)	—	(1,314)	—	—	(1,314)
Consolidated obligations
Discount notes[2]	(64,680)	—	(64,682)	—	—	(64,682)
Bonds	(88,571)	—	(87,778)	—	—	(87,778)
Total consolidated obligations	(153,251)	—	(152,460)	—	—	(152,460)
MRCS	(9)	(9)	—	—	—	(9)
Accrued interest payable	(717)	—	(717)	—	—	(717)
Derivative liabilities, net	(6)	—	(60)	—	54	(6)
1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.
2    Includes $52.3 billion of consolidated obligation discount notes recorded under fair value option at December 31, 2024.

SUMMARY OF VALUATION TECHNIQUES AND PRIMARY INPUTS
The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or non-recurring basis on the Statements of Condition are disclosed in “Item 8. Financial Statements and Supplementary Data — Note 12 — Fair Value” in the 2024 Form 10-K. There have been no significant changes in the valuation methodologies during the six months ended June 30, 2025.

FAIR VALUE ON A RECURRING AND NON-RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	June 30, 2025
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Recurring fair value measurements
Assets
Trading securities
U.S. Treasury obligations	$—	$6,123	$—	$—	$6,123
Other U.S. obligations	—	57	—	—	57
GSE and TVA obligations	—	48	—	—	48
Other non-MBS	—	107	—	—	107
Total trading securities	—	6,335	—	—	6,335
Available-for-sale securities
Other U.S. obligations	—	50	—	—	50
GSE and TVA obligations	—	313	—	—	313
State or local housing agency obligations	—	556	—	—	556
Other non-MBS	—	43	—	—	43
U.S. obligations single-family MBS	—	5,816	—	—	5,816
GSE single-family MBS	—	176	—	—	176
GSE multifamily MBS	—	20,821	—	—	20,821
Total available-for-sale securities	—	27,775	—	—	27,775
Derivative assets, net
Interest-rate related	—	310	—	(295)	15
Mortgage loan purchase commitments	—	2	—	—	2
Total derivative assets, net	—	312	—	(295)	17
Other assets	46	—	—	—	46
Total recurring assets at fair value	$46	$34,422	$—	$(295)	$34,173
Liabilities
Discount notes[2]	$—	$(35,163)	$—	$—	$(35,163)
Derivative liabilities, net
Interest-rate related	—	(118)	—	65	(53)
Forward settlement agreements	—	(2)	—	—	(2)
Total derivative liabilities, net	—	(120)	—	65	(55)
Total recurring liabilities at fair value	$—	$(35,283)	$—	$65	$(35,218)

Non-recurring fair value measurements
Assets
Impaired mortgage loans held for portfolio[3]	$—	$—	$2	$—	$2
Total non-recurring assets at fair value	$—	$—	$2	$—	$2
1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.
2    Represents financial instruments recorded under the fair value option.
3    These assets are subject to fair value adjustments in certain circumstances. The fair value information presented is as of the date the fair value adjustment was recorded during the six months ended June 30, 2025.

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

For the three and six months ended June 30, 2025, net gains on financial instruments held under fair value option (i.e., discount notes) were $7 million and $27 million compared to $10 million and $47 million for the same periods in 2024, and the Bank determined no credit risk adjustments for nonperformance were necessary. In determining that no credit risk adjustments were necessary, the Bank considered the following factors:

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

The following tables summarize the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected (dollars in millions):

	June 30, 2025
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$35,631	$35,163	$(468)

	December 31, 2024
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$52,848	$52,349	$(499)

Note 10 — Commitments and Contingencies

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	June 30, 2025			December 31, 2024
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1,2]	$17,501	$150	$17,651	$20,150
Standby bond purchase agreements[2]	75	1,057	1,132	1,024
Commitments to purchase mortgage loans	248	—	248	101
Commitment to issue bonds[3]	4,530	—	4,530	665
Commitments to issue discount notes[3]	1,529	—	1,529	—
Commitments to fund advances[2,4]	96	—	96	227
1    Excludes commitments to issue standby letters of credit, when applicable. At both June 30, 2025 and December 31, 2024, the Bank had no commitments to issue standby letters of credit.
2    The Bank has deemed it unnecessary to record any liability for credit losses on these agreements at June 30, 2025 and December 31, 2024, based on its credit extension and collateral policies.
3    The Bank enters into commitments to issue consolidated obligations in the normal course of its business, that generally settle within 30 calendar days.
4    The Bank enters into commitments to fund advances up to 24 months in the future.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The maturities of standby letters of credit outstanding at June 30, 2025, are currently no later than 2038. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” on the Statements of Condition and amounted to $11 million and $7 million at June 30, 2025 and December 31, 2024.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing finance agencies within its district pursuant to which, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the bonds until the designated marketing agent can find a suitable investor or the state housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. At June 30, 2025, the Bank had standby bond purchase agreements with eight state housing finance agencies. The maturities of standby bond purchase agreements outstanding at June 30, 2025, are currently no later than 2030. During the six months ended June 30, 2025 and 2024, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at June 30, 2025 and December 31, 2024, is reported in “Note 6 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At June 30, 2025 and December 31, 2024, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was $1,054.8 billion and $1,039.2 billion.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a FLA. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $209 million and $197 million at June 30, 2025 and December 31, 2024.
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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	June 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Advances	$1,343	1	$1,127	1
Mortgage loans	543	4	190	2
Deposits	18	1	12	1
Capital stock	99	1	78	1

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of total capital stock outstanding (including MRCS). At June 30, 2025 and December 31, 2024, the Bank had the following business concentrations with stockholders (dollars in millions):

	June 30, 2025
	Capital Stock			Interest
Stockholder	Amount	% of Total[1]	Advances	Income[2]
Athene Annuity and Life Company[3]	$954	14	$20,971	$398

	December 31, 2024
	Capital Stock			Interest
Stockholder	Amount	% of Total[1]	Advances	Income[2]
Athene Annuity and Life Company[3]	$711	12	$15,571	$473
1    Pursuant to applicable Finance Agency regulations, the Bank’s voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank’s capital stock.
2    Represents interest income earned on advances during the six months ended June 30, 2025 and the year ended December 31, 2024.
3    Athene Annuity and Life Company had no standby letters of credit outstanding as of June 30, 2025 and December 31, 2024.

Note 12 — Activities with Other FHLBanks

    Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the six months ended June 30, 2025 and 2024 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2025
Boston	$—	$300	$(300)	$—
Chicago	—	5	(5)	—
San Francisco	—	500	(500)	—
	$—	$805	$(805)	$—

2024
Chicago	$—	$5	$(5)	$—

The following table summarizes borrowing activity from other FHLBanks during the six months ended June 30, 2025 and 2024 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2025
Cincinnati	$—	$250	$(250)	$—
New York	—	700	(700)	—
San Francisco	—	500	(500)	—
Topeka	—	250	(250)	—
	$—	$1,700	$(1,700)	$—

2024
Chicago	$—	$2,000	$(2,000)	$—
Cincinnati	—	500	(500)	—
	$—	$2,500	$(2,500)	$—

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

Liquidity Mission
We provide liquidity to our members to support the housing, business, and economic development needs of their communities. Members pledge mortgage loans and other collateral to access our core liquidity products of advances, letters of credit, and purchased mortgage loans under the MPF program. During the six months ended June 30, 2025, advance balances averaged $104.0 billion, letters of credit averaged $19.2 billion, purchased mortgage loan balances averaged $12.4 billion, and we held an average of $27.7 billion of short-term assets as a ready source of liquidity for our members.

Affordable Housing and Community Impact
Our housing and community development programs are central to our mission. We contribute 10 percent of our net income each year to our AHP, a grant program that supports the creation, preservation, or purchase of affordable housing. This program includes a competitive AHP and two down payment assistance products called Home$tart and the Native American Homeownership Initiative. During the three and six months ended June 30, 2025, we accrued statutory AHP assessments of $21 million and $44 million and voluntarily accrued $5 million and $6 million, to be awarded in 2026 through this program.

In addition to our AHP, we offer our members voluntary programs to further our housing mission. During the three and six months ended June 30, 2025, we recorded a total of $43 million and $55 million in voluntary community and housing contributions, including the voluntary AHP contribution. Through our voluntary programs during the first half of 2025, we:

•provided $20 million in 0% rate advances to members that originated or purchased mortgage loans from a Habitat for Humanity® affiliate and recorded $4 million in subsidy expense;
•funded $232 million of home mortgages with an interest rate lower than the current market rate under the Mortgage Rate Relief program, which provided $19 million in grants, including $18 million during the second quarter, to those seeking affordable homeownership; and
•recorded contributions of $26 million, including $20 million during the second quarter, to our Member Impact Fund to match member donations to local housing and community development organizations.

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
For the three and six months ended June 30, 2025, we recorded net income of $194 million and $399 million compared to $230 million and $504 million for the same periods in 2024.

Net interest income decreased $30 million and $131 million during the three and six months ended June 30, 2025, when compared to the same periods last year. The decrease was due to the yield on our interest-earning assets declining at a quicker pace than the cost of our interest-bearing liabilities, driven primarily by changes in interest rates, which also reduced earnings on invested capital, and a decline in longer-term advances. The decline in net interest income was offset in part by mortgage loan and MBS portfolio growth, as well as the call of higher-costing consolidated obligation bonds. In addition, during the three months ended June 30, 2025, the decline was offset in part by an increase in market value adjustments on our fair value hedge relationships.

Other income (loss) increased $25 million and $62 million during the three and six months ended June 30, 2025, when compared to the same periods last year, primarily due to the net changes in fair value on our trading securities, fair value option instruments, and economic derivatives.

Other expense increased $35 million and $46 million during the three and six months ended June 30, 2025, when compared to the same periods last year, primarily driven by an increase in voluntary community and housing contributions.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional discussion on our results of operations.

Our total assets increased to $190.0 billion at June 30, 2025, from $165.3 billion at December 31, 2024, driven primarily by an increase in advances and investments. Advances increased $14.9 billion mainly due to an increase in borrowings by large depository institution members and insurance companies. Investments increased $9.3 billion due in part to an increase in short-term investments, mainly federal funds sold and securities purchased under agreements to resell, as well as the purchase of agency MBS and U.S. Treasury obligations.

Total capital increased to $10.2 billion at June 30, 2025, from $9.5 billion at December 31, 2024, primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. Our regulatory capital ratio decreased to 5.43 percent at June 30, 2025, from 5.74 percent at December 31, 2024, but remained above the required regulatory limit at each period end. Regulatory capital includes capital stock, MRCS, and retained earnings.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

At its July 2025 meeting, the FOMC decided to maintain the target range for the federal funds rate at 4.25 to 4.50 percent. Although changes in net exports have affected economic data, more recent indicators suggest that growth of economic activity moderated in the first half of the year. The unemployment rate remains low and labor market conditions remain strong; however, inflation remains somewhat elevated. The FOMC stated that it will continue reducing its holdings of Treasury securities and agency debt and agency MBS.

The following table shows information on key market interest rates1:

	3-Month Average		6-Month Average		Period End
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024	June 30, 2025	December 31, 2024
Federal funds	4.33%	5.33%	4.33%	5.33%	4.33%	4.33%
SOFR	4.32	5.32	4.33	5.32	4.45	4.49
2-year U.S. Treasury	3.86	4.83	4.00	4.66	3.72	4.25
10-year U.S. Treasury	4.36	4.45	4.41	4.30	4.24	4.58
30-year residential mortgage note	6.78	6.99	6.81	6.87	6.77	6.85
1    Source: Bloomberg.

Mortgage Markets

During the first half of 2025, mortgage rates were lower, on average, when compared to the same period last year, and to the prior year-end. The primary driver of activity within the mortgage markets during the first half of 2025 was home purchases, as mortgage rates remained elevated. New and existing home sales decreased relative to the prior year. Home prices and prepayment activity increased relative to the same period last year.

SELECTED FINANCIAL DATA

    The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Cash and due from banks	$30	$71	$41	$36	$35
Investments[1]	61,353	60,775	52,032	49,649	47,415
Advances	114,845	93,790	99,951	98,923	104,784
Mortgage loans held for portfolio, net[2]	13,197	12,263	11,896	11,398	10,810
Total assets	190,022	167,471	165,253	161,979	164,821
Consolidated obligations
Discount notes	55,977	50,350	64,680	59,465	63,786
Bonds	120,793	105,488	88,571	91,067	89,045
Total consolidated obligations[3]	176,770	155,838	153,251	150,532	152,831
Mandatorily redeemable capital stock	34	9	9	9	10
Total liabilities	179,797	158,142	155,802	152,695	155,258
Capital stock — Class B putable	6,660	5,730	5,989	5,892	6,185
Retained earnings	3,617	3,558	3,491	3,422	3,359
Accumulated other comprehensive income (loss)	(52)	41	(29)	(30)	19
Total capital	10,225	9,329	9,451	9,284	9,563
Regulatory capital ratio[4]	5.43	5.55	5.74	5.76	5.80

	For the Three Months Ended
Statements of Income	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Net interest income	$289	$248	$241	$327	$319
Provision (reversal) for credit losses on mortgage loans	—	—	1	—	(1)
Other income (loss)[5]	16	41	56	(14)	(9)
Voluntary community and housing contributions	43	12	19	40	9
All other expense[6]	47	49	48	46	46
AHP assessments	21	23	23	23	26
Net income	194	205	206	204	230
Selected Financial Ratios
Net interest spread[7]	0.38%	0.32%	0.26%	0.48%	0.45%
Net interest margin[8]	0.64	0.59	0.56	0.77	0.75
Return on average equity (annualized)	7.86	8.56	8.76	8.40	9.57
Return on average capital stock (annualized)	12.27	13.87	13.64	13.31	14.68
Return on average assets (annualized)	0.42	0.48	0.47	0.47	0.53
Average equity to average assets	5.37	5.57	5.38	5.58	5.49
1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, AFS securities, and HTM securities.
2    Includes an allowance for credit losses of $5 million, $5 million, $5 million, $4 million, and $4 million at June 30, 2025, March 31, 2025, December 31, 2024, September 30, 2024, and June 30, 2024.
3    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $1,232.1 billion, $1,154.9 billion, $1,193.0 billion, $1,172.8 billion, and $1,192.0 billion at June 30, 2025, March 31, 2025, December 31, 2024, September 30, 2024, and June 30, 2024.
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

RESULTS OF OPERATIONS

Net Interest Income
Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Three Months Ended June 30,
	2025			2024
	Average Balance[1]	Yield/Cost	Interest Income/ Expense[3]	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]
Interest-earning assets
Interest-bearing deposits	$4,337	4.43%	$48	$5,107	5.39%	$69
Securities purchased under agreements to resell	10,728	4.42	118	10,849	5.45	147
Federal funds sold	12,469	4.39	137	9,710	5.42	130
MBS[4,5,6]	26,350	5.12	336	23,405	6.23	362
Other investments[4,5,6,7]	7,615	3.81	72	4,628	3.89	45
Advances[5,8]	107,831	4.78	1,286	107,734	5.72	1,534
Mortgage loans[9]	12,746	4.53	144	10,592	4.10	108
Total interest-earning assets	182,076	4.72	2,141	172,025	5.60	2,395
Non-interest-earning assets	1,841	—	—	4,374	—	—
Total assets	$183,917	4.67%	$2,141	$176,399	5.46%	$2,395
Interest-bearing liabilities
Deposits	$1,306	3.51%	$12	$1,289	4.53%	$14
Consolidated obligations
Discount notes[5]	56,120	4.25	595	68,630	5.15	879
Bonds[5]	113,654	4.39	1,244	92,178	5.16	1,183
Other interest-bearing liabilities[10]	50	9.00	1	21	7.39	—
Total interest-bearing liabilities	171,130	4.34	1,852	162,118	5.15	2,076
Non-interest-bearing liabilities	2,903	—	—	4,591	—	—
Total liabilities	174,033	4.27	1,852	166,709	5.01	2,076
Capital	9,884	—	—	9,690	—	—
Total liabilities and capital	$183,917	4.04%	$1,852	$176,399	4.73%	$2,076
Net interest income and spread[11]		0.38%	$289		0.45%	$319
Net interest margin[12]		0.64%			0.75%
Average interest-earning assets to interest-bearing liabilities		106.40%			106.11%
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
6    Interest income on investment securities includes prepayment fees, net of related amortization, of less than $1 million for both the three months ended June 30, 2025 and 2024.
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
11    Represents annualized yield on total interest-earning assets minus annualized yield on total interest-bearing liabilities.
12    Represents net interest income expressed as a percentage of average interest-earning assets.

	For the Six Months Ended June 30,
	2025			2024
	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]
Interest-earning assets
Interest-bearing deposits	$4,540	4.50%	$101	$5,234	5.38%	$140
Securities purchased under agreements to resell	10,476	4.42	229	11,508	5.44	311
Federal funds sold	12,689	4.39	277	12,203	5.42	328
Mortgage-backed securities,4,5,6	25,877	5.19	667	23,552	6.19	724
Other investments[4,5,6,7]	6,870	3.74	127	4,596	3.92	90
Advances[5,8]	104,026	4.79	2,473	113,136	5.74	3,232
Mortgage loans[9]	12,395	4.52	278	10,374	4.05	209
Loans to other FHLBanks	4	4.40	—	—	7.45	—
Total interest-earning assets	176,877	4.73	4,152	180,603	5.61	5,034
Non-interest-earning assets	2,331	—	—	3,971	—	—
Total assets	$179,208	4.67%	$4,152	$184,574	5.49%	$5,034
Interest-bearing liabilities
Deposits	$1,261	3.46%	$22	$1,266	4.55%	$28
Consolidated obligations
Discount notes[5]	59,738	4.36	1,291	66,920	5.18	1,725
Bonds[5]	105,226	4.41	2,301	101,803	5.16	2,612
Other interest-bearing liabilities[10]	38	8.11	1	41	6.49	1
Total interest-bearing liabilities	166,263	4.38	3,615	170,030	5.16	4,366
Non-interest-bearing liabilities	3,148	—	—	4,851	—	—
Total liabilities	169,411	4.30	3,615	174,881	5.02	4,366
Capital	9,797	—	—	9,693	—	—
Total liabilities and capital	$179,208	4.07%	$3,615	$184,574	4.76%	$4,366
Net interest income and spread[11]		0.35%	$537		0.45%	$668
Net interest margin[12]		0.61%			0.74%
Average interest-earning assets to interest-bearing liabilities		106.38%			106.22%
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
6    Interest income on investment securities includes prepayment fees, net of related amortization, of less than $1 million for both the six months ended June 30, 2025 and 2024.
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

	Three Months Ended			Six Months Ended
	June 30, 2025 vs. June 30, 2024			June 30, 2025 vs. June 30, 2024
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$(10)	$(11)	$(21)	$(17)	$(22)	$(39)
Securities purchased under agreements to resell	(2)	(27)	(29)	(27)	(55)	(82)
Federal funds sold	34	(27)	7	13	(64)	(51)
MBS	43	(69)	(26)	67	(124)	(57)
Other investments	28	(1)	27	41	(4)	37
Advances	1	(249)	(248)	(248)	(511)	(759)
Mortgage loans	24	12	36	43	26	69
Total interest income	118	(372)	(254)	(128)	(754)	(882)
Interest expense
Deposits	—	(2)	(2)	—	(6)	(6)
Consolidated obligations
Discount notes	(145)	(139)	(284)	(175)	(259)	(434)
Bonds	253	(192)	61	84	(395)	(311)
Other interest-bearing liabilities	1	—	1	—	—	—
Total interest expense	109	(333)	(224)	(91)	(660)	(751)
Net interest income	$9	$(39)	$(30)	$(37)	$(94)	$(131)

NET INTEREST SPREAD AND MARGIN

Net interest spread represents the annualized yield on total interest-earning assets minus the annualized cost of total interest-bearing liabilities. Our net interest spread decreased during the three and six months ended June 30, 2025, when compared to the same periods in 2024 due to the yield on our interest-earning assets declining at a quicker pace than the cost of our interest-bearing liabilities, driven primarily by changes in interest rates and a decline in longer-term advances. The decline in net interest spread was offset in part by mortgage loan and mortgage-backed security portfolio growth, as well as the call of higher-costing consolidated obligation bonds. In addition, during the three months ended June 30, 2025, the decline in net interest spread was offset by an increase in market value adjustments on the Bank’s fair value hedge relationships. Our cost of funds does not include net interest settlements on economic hedges, which are recorded in other income (loss). As a result, our net interest spread does not reflect the full impact of our funding and hedging strategies and may experience volatility as interest rates change.

Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. Our net interest margin decreased during the three and six months ended June 30, 2025, when compared to the same periods in 2024 due primarily to lower net interest spread and lower interest rates, which reduced our earnings on invested capital. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Financial Results” for additional discussion on our net interest income.

ADVANCE PREPAYMENT FEES

The following table summarizes our advance prepayment fees (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Prepayment fees on advances, gross[1,2]	$2	$—	$3	$1
Basis adjustment amortization[2]	1	—	1	—
Deferred prepayment fees on modified advances	(1)	—	(1)	—
Prepayment fees on advances, net	$2	$—	$3	$1
1    Includes symmetrical fees on advances for which we may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates.
2    Prepayment fees on advances, gross were less than $1 million during the three months ended June 30, 2024. Basis adjustment amortization was less than $1 million during the three and six months ended June 30, 2024.

Other Income (Loss)
    The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net gains (losses) on trading securities	$22	$3	$69	$(17)
Net gains (losses) on financial instruments held under fair value option	7	10	27	47
Net gains (losses) on derivatives	(24)	(35)	(59)	(56)
Other, net	11	13	20	21
Total other income (loss)	$16	$(9)	$57	$(5)

Other income (loss) increased $25 million and $62 million during the three and six months ended June 30, 2025, when compared to the same periods in 2024, primarily due to the net changes in fair value on our trading securities, fair value option instruments, and economic derivatives, including the related interest settlements. We utilize economic derivatives to hedge certain instruments held at fair value that do not qualify for fair value hedge accounting. These fair value elections are made primarily in an effort to mitigate the potential income statement volatility that can arise when an economic derivative is adjusted for changes in fair value but the related hedged item is not. As a result, we review the related gains (losses) on these items on a net basis. During the three and six months ended June 30, 2025, we recorded net combined gains of $5 million and $37 million on our trading securities, fair value option instruments, and the related economic derivatives, compared to net combined losses of $22 million and $26 million for the same periods in 2024. The net increase during the three and six months ended June 30, 2025, was primarily driven by changes in interest rates. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our economic derivatives.

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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended June 30, 2025
Net Effect of Hedging Activities	Advances	Investments	Discount Notes	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$6	$1	$—	$—	$7
Net gains (losses) on derivatives and hedged items	1	(5)	—	(2)	(6)
Price alignment amount on derivatives[2]	(2)	(5)	—	(1)	(8)
Net interest settlements on derivatives[3]	120	59	—	(5)	174
Total impact to net interest income	125	50	—	(8)	167
Other income (loss):
Net gains (losses) on derivatives[4]	—	(12)	(12)	—	(24)
Net gains (losses) on trading securities[5]	—	22	—	—	22
Net gains (losses) on financial instruments held under fair value option[5]	—	—	7	—	7
Total impact to other income (loss)	—	10	(5)	—	5
Total net effect of hedging activities[6]	$125	$60	$(5)	$(8)	$172

	For the Three Months Ended June 30, 2024
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$10	$2	$(1)	$—	$(3)	$—	$8
Net gains (losses) on derivatives and hedged items	(1)	(7)	—	—	4	—	(4)
Price alignment amount on derivatives[2]	(17)	(13)	—	—	1	—	(29)
Net interest settlements on derivatives[3]	230	104	—	—	(64)	—	270
Total impact to net interest income	222	86	(1)	—	(62)	—	245
Other income (loss):
Net gains (losses) on derivatives[4]	—	12	—	(47)	—	—	(35)
Net gains (losses) on trading securities[5]	—	3	—	—	—	—	3
Net gains (losses) on financial instruments held under fair value option[5]	—	—	—	10	—	—	10
Price alignment amount on derivatives[2]	—	—	—	—	—	1	1
Total impact to other income (loss)	—	15	—	(37)	—	1	(21)
Total net effect of hedging activities[6]	$222	$101	$(1)	$(37)	$(62)	$1	$224
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

	For the Six Months Ended June 30, 2025
Net Effect of Hedging Activities	Advances	Investments	Discount Notes	Bonds	Total
Net interest income:
Net amortization/accretion[1]	$15	$2	$—	$—	$17
Net gains (losses) on derivatives and hedged items	2	(6)	—	(12)	(16)
Price alignment amount on derivatives[2]	(9)	(13)	—	(2)	(24)
Net interest settlements on derivatives[3]	237	117	—	1	355
Total impact to net interest income	245	100	—	(13)	332
Other income (loss):
Net gains (losses) on derivatives[3]	—	(40)	(19)	—	(59)
Net gains (losses) on trading securities[4]	—	69	—	—	69
Net gains (losses) on financial instruments held under fair value option[5]	—	—	27	—	27
Total impact to other income (loss)	—	29	8	—	37
Total net effect of hedging activities[6]	$245	$129	$8	$(13)	$369

	For the Six Months Ended June 30, 2024
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$19	$4	$(1)	$—	$(6)	$—	$16
Net gains (losses) on derivatives and hedged items	—	(3)	—	—	15	—	12
Price alignment amount on derivatives[2]	(30)	(21)	—	—	1	—	(50)
Net interest settlements on derivatives[3]	457	204	—	—	(124)	—	537
Total impact to net interest income	446	184	(1)	—	(114)	—	515
Other income (loss):
Net gains (losses) on derivatives[3]	—	58	(1)	(113)	—	—	(56)
Net gains (losses) on trading securities[4]	—	(17)	—	—	—	—	(17)
Net gains (losses) on financial instruments held under fair value option[5]	—	—	—	47	—	—	47
Price alignment amount on derivatives[2]	—	—	—	—	—	1	1
Total impact to other income (loss)	—	41	(1)	(66)	—	1	(25)
Total net effect of hedging activities[6]	$446	$225	$(2)	$(66)	$(114)	$1	$490
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

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Compensation and benefits	$20	$19	$42	$40
Contractual services	6	6	13	13
Professional fees	4	6	7	9
Other operating expenses	6	5	11	10
Total operating expenses	36	36	73	72
Voluntary community and housing contributions	43	9	55	9
Federal Housing Finance Agency	4	4	8	7
Office of Finance	1	2	4	5
Other, net	6	4	11	12
Total other expense	$90	$55	$151	$105

Other expense increased $35 million and $46 million during the three and six months ended June 30, 2025, when compared to the same periods last year. The increase during the three and six months ended June 30, 2025, was primarily due to an increase in voluntary community and housing contributions of $34 million and $46 million, when compared to the same periods in 2024.

STATEMENTS OF CONDITION

Financial Highlights

    Our total assets increased to $190.0 billion at June 30, 2025, from $165.3 billion at December 31, 2024. Our total liabilities increased to $179.8 billion at June 30, 2025, from $155.8 billion at December 31, 2024. Total capital increased to $10.2 billion at June 30, 2025, from $9.5 billion at December 31, 2024. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	June 30, 2025	December 31, 2024
Commercial banks	$53,029	$43,653
Savings institutions	1,049	1,770
Credit unions	10,983	12,941
Insurance companies	49,015	42,235
CDFIs	12	8
Total member advances	114,088	100,607
Housing associates	204	108
Non-member borrowers	594	15
Total par value	$114,886	$100,730

Our total advance par value increased $14.2 billion or 14 percent at June 30, 2025, when compared to December 31, 2024, primarily due to an increase in borrowings by large depository institution members and insurance companies.

The following table summarizes our advances by interest rate payment terms (dollars in millions):

	June 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Fixed rate	$94,289	82	$78,228	78
Variable rate	8,793	8	11,202	11
Variable rate, callable[1]	10,685	9	10,143	10
Other[2]	1,119	1	1,156	1
Overdrawn demand deposit accounts[3]	—	—	1	—
Total advance par value	114,886	100	100,730	100
Premiums	2		3
Discounts	(24)		(21)
Fair value hedging adjustments[4]	(19)		(761)
Total	$114,845		$99,951
1    Callable advances are those advances that may be contractually prepaid by the borrower on predetermined dates without incurring prepayment or termination fees.
2    Includes fixed rate amortizing and fixed rate callable advances.
3    The Bank’s overdrawn demand deposit accounts were less than $1 million at June 30, 2025.
4    Primarily represents fair value hedging adjustments on active hedging relationships driven by changes in interest rates.

At June 30, 2025 and December 31, 2024, advances outstanding to our top five borrowers totaled $46.8 billion and $31.3 billion, which represented 41 percent and 31 percent of our total advances outstanding. The following table summarizes our top five borrowers based on advances outstanding at June 30, 2025 (dollars in millions):

	Amount	% of Total Advances
Athene Annuity and Life Company	$20,971	18
Wells Fargo Bank, N.A.	12,000	10
Zions Bancorporation, National Association	5,500	5
EquiTrust Life Insurance Company	4,200	4
UBS Bank USA	4,101	4
Total par value	$46,772	41

We evaluate advances for credit losses on a quarterly basis and have never experienced a credit loss on our advances. For additional discussion on our advance credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

    The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	June 30, 2025	December 31, 2024
Fixed rate conventional loans	$12,760	$11,452
Fixed rate government-insured loans	360	365
Total unpaid principal balance	13,120	11,817
Premiums	142	130
Discounts	(47)	(33)
Basis adjustments from mortgage loan purchase commitments	(13)	(13)
Total mortgage loans held for portfolio	13,202	11,901
Allowance for credit losses	(5)	(5)
Total mortgage loans held for portfolio, net	$13,197	$11,896

Our total mortgage loans increased $1.3 billion or 11 percent at June 30, 2025, when compared to December 31, 2024. The increase was primarily due to new loan purchases exceeding principal paydowns, driven in part by low prepayment activity as mortgage rates remain elevated.

We evaluate mortgage loans for credit losses on a quarterly basis. For additional discussion on our mortgage loan credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Loans.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	June 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$3,386	6	$4,096	8
Securities purchased under agreements to resell	13,760	22	11,950	23
Federal funds sold	9,377	15	5,175	10
Total short-term investments	26,523	43	21,221	41
Long-term investments[2]
MBS
GSE single-family	510	1	564	1
GSE multifamily	20,821	34	18,984	36
U.S. obligations single-family[3]	5,817	9	5,202	10
Private-label residential	2	—	2	—
Total MBS	27,150	44	24,752	47
Non-MBS
U.S. Treasury obligations[3]	6,123	10	4,508	9
Other U.S. obligations[3]	107	—	161	—
GSE and TVA obligations	716	2	714	1
State or local housing agency obligations	584	1	528	1
Other[4]	150	—	148	1
Total non-MBS	7,680	13	6,059	12
Total long-term investments	34,830	57	30,811	59
Total investments	$61,353	100	$52,032	100
1    Short-term investments have original maturities equal to or less than one year.
2    Long-term investments have original maturities of greater than one year.
3    Represents investment securities backed by the full faith and credit of the U.S. Government.
4    Consists of taxable municipal bonds.

Our investments increased $9.3 billion, or 18 percent at June 30, 2025, when compared to December 31, 2024, due in part to an increase in short-term investments, mainly federal funds sold and securities purchased under agreements to resell, as well as the purchase of agency MBS and U.S. Treasury obligations. At June 30, 2025 and December 31, 2024, we had agency MBS with a total par value of $299 million and $162 million that were traded but not yet settled. These investments were recorded as “Available-for-sale” on our Statements of Condition with a corresponding payable recorded in “Other liabilities.”

The Finance Agency limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 2.67 and 2.71 at June 30, 2025 and December 31, 2024.

We evaluate investments for credit losses on a quarterly basis. For additional discussion on our investment credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”

Consolidated Obligations

    Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At June 30, 2025 and December 31, 2024, the carrying value of consolidated obligations for which we are primarily liable totaled $176.8 billion and $153.3 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	June 30, 2025	December 31, 2024
Par value	$56,570	$65,250
Discounts and concession fees[1]	(582)	(586)
Fair value option adjustments	(11)	16
Total	$55,977	$64,680
1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes decreased $8.7 billion or 13 percent at June 30, 2025, when compared to December 31, 2024, primarily driven by increased utilization of bonds relative to discount notes. Although the balance declined from the prior year-end, during the six months ended June 30, 2025, we continued to utilize discount notes in an effort to capture attractive funding and/or meet our liquidity requirements. Fair value option adjustments changed $27 million at June 30, 2025 when compared to December 31, 2024, driven primarily by the reversal of historic gains and losses on instruments as they approach maturity.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	June 30, 2025	December 31, 2024
Par value	$120,735	$88,588
Premiums	26	30
Discounts and concession fees[1]	(23)	(25)
Fair value hedging adjustments	55	(22)
Total	$120,793	$88,571
1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds increased $32.2 billion or 36 percent at June 30, 2025, when compared to December 31, 2024. We increased our utilization of callable bonds in an effort to capture attractive funding and/or meet our liquidity requirements. Fair value hedging adjustments changed $77 million at June 30, 2025, when compared to December 31, 2024, driven primarily by volume and the interest rate environment.

For additional information on our consolidated obligations, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Capital

The following table summarizes information on our capital (dollars in millions):

	June 30, 2025	December 31, 2024
Capital stock	$6,660	$5,989
Retained earnings	3,617	3,491
Accumulated other comprehensive income (loss)	(52)	(29)
Total capital	$10,225	$9,451

Our capital increased $0.8 billion, or eight percent at June 30, 2025, when compared to December 31, 2024, primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for additional information on our capital.

Derivatives

    We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	June 30, 2025	December 31, 2024
Interest rate swaps
Non-callable	$139,726	$146,567
Callable by counterparty	28,854	8,335
Callable by the Bank	11	—
Total interest rate swaps	168,591	154,902
Forward settlement agreements	234	91
Mortgage loan purchase commitments	248	101
Total notional amount	$169,073	$155,094

The notional amount of our derivative contracts increased $14.0 billion, or nine percent, at June 30, 2025, when compared to December 31, 2024. The increase was primarily due to the utilization of interest rate swaps to hedge our growth in advances. During 2025, we increased our utilization of callable swaps on consolidated obligation bonds relative to non-callable swaps on discount notes in an effort to capture attractive funding and/or meet our liquidity requirements. For additional discussion regarding our use of derivatives, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the six months ended June 30, 2025, proceeds from the issuance of bonds and discount notes were $62.7 billion and $784.6 billion compared to $22.1 billion and $874.8 billion for the same period in 2024. During the six months ended June 30, 2025, we increased our utilization of callable consolidated obligation bonds relative to discount notes in an effort to capture attractive funding and/or meet our liquidity requirements.

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of July 31, 2025, our consolidated obligations were rated AA+/A-1+ with a stable outlook by S&P. In May 2025, Moody’s downgraded the long-term U.S. sovereign rating to Aa1 with a stable outlook. Following this action, Moody’s also downgraded our long-term rating to Aa1 with a stable outlook and affirmed our P-1 short-term issuer rating. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2024 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At June 30, 2025 and December 31, 2024, the total par value of outstanding consolidated obligations for which we are primarily liable was $177.3 billion and $153.8 billion. At June 30, 2025 and December 31, 2024, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was $1,054.8 billion and $1,039.2 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President and CEO or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of July 31, 2025, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

    We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the six months ended June 30, 2025, repayments of consolidated obligations totaled $823.0 billion compared to $915.5 billion for the same period in 2024.

During the six months ended June 30, 2025, advance disbursements (excluding daily reset advances) totaled $392.9 billion compared to $200.7 billion for the same period in 2024. Advance disbursements vary from period to period depending on member needs. In addition, during the second quarter of 2024, we began offering an overnight advance with a one day maturity. The increase during the six months ended June 30, 2025 was primarily due to member utilization of overnight advances. During both the six months ended June 30, 2025 and 2024, investment purchases (excluding overnight investments) totaled $4.7 billion.

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

Liquidity Guidance AB – This guidance requires us to maintain sufficient liquidity for a period of 10 to 30 calendar days. The base case scenario requires 20 days of positive daily cash balances and assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including large, highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. At June 30, 2025 and December 31, 2024, we were in compliance with this base case liquidity guidance.
The Liquidity Guidance AB also specifies appropriate funding gap limits to address the risks associated with an FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of total assets. The guidance provides recommended funding gap maximums of negative 15 percent at the three-month horizon and negative 30 percent at the one-year horizon. At June 30, 2025 and December 31, 2024, we adhered to these funding gap requirements.
Capital

CAPITAL REQUIREMENTS

    We are subject to certain regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operational risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as the amounts paid-in for Class B capital stock (including MRCS), and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including MRCS) and retained earnings. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At June 30, 2025 and December 31, 2024, we did not hold any nonpermanent capital. At June 30, 2025 and December 31, 2024, we were in compliance with all three of the Finance Agency’s regulatory capital requirements.

    In addition to the requirements previously discussed, the Capital Stock AB requires each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets. For purposes of the Capital Stock AB, capital stock includes MRCS. The capital stock to total assets ratio is measured on a daily average basis at month end. At June 30, 2025 and December 31, 2024, we were in compliance with the Capital Stock AB.

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

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	June 30, 2025	December 31, 2024
Commercial banks	$3,260	$2,804
Savings institutions	94	122
Credit unions	861	928
Insurance companies	2,444	2,134
CDFIs	1	1
Total GAAP capital stock	6,660	5,989
MRCS	34	9
Total regulatory capital stock	$6,694	$5,998

The increase in regulatory capital stock held at June 30, 2025, when compared to December 31, 2024, was due primarily to an increase in activity-based capital stock resulting from an increase in advance balances. For additional information on our capital stock, refer to “Item 1. Financial Statements — Note 8 — Capital.”

Retained Earnings
Our risk management policies outline a targeted level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this targeted level and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve this level of retained earnings. At June 30, 2025 and December 31, 2024, our actual retained earnings exceeded our targeted level of retained earnings.
We entered into a JCE Agreement with all of the other Federal Home Loan Banks in 2011. Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of our average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At June 30, 2025 and December 31, 2024, our restricted retained earnings balance totaled $1.2 billion and $1.1 billion. One percent of our average balance of outstanding consolidated obligations for the three months ended June 30, 2025, was $1.7 billion.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Aggregate cash dividends paid[1]	$135	$147	$273	$283
Effective combined annualized dividend rate paid on capital stock[2]	9.14%	8.79%	9.14%	8.34%
Annualized dividend rate paid on membership capital stock	6.00%	6.00%	6.00%	4.78%
Annualized dividend rate paid on activity-based capital stock	9.75%	9.25%	9.75%	9.13%
Average SOFR	4.32%	5.32%	4.33%	5.32%
1    Includes aggregate cash dividends paid during the period. Amount excludes cash dividends paid on MRCS. For financial reporting purposes, these dividends were recorded as interest expense on our Statements of Income.
2    Effective combined annualized dividend rate is paid on total capital stock, including MRCS.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of our critical accounting estimates, refer to our 2024 Form 10-K. There have been no material changes to our critical accounting estimates during the six months ended June 30, 2025.

For a discussion of recently adopted or issued accounting standards, refer to “Item 1. Financial Statements — Note 2 — Recently Adopted and Issued Accounting Guidance.”

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Regulatory Environment

We are subject to various legal and regulatory requirements and priorities. Certain actions by the current federal executive administration are changing the regulatory environment, including regulatory priorities and areas of focus such as deregulation, which have affected, and likely will continue to affect, certain aspects of our business operations, and could impact our results of operations and reputation.

Beginning in the second quarter of 2025, the Finance Agency: (a) modified several ABs applicable to us, including with respect to expectations related to diversity practices with service providers; (b) rescinded guidance and other requirements relating to fair lending and fair housing reporting and unfair or deceptive acts or practices compliance, and issued a proposal to repeal the Fair Lending, Fair Housing, and Equitable Housing Finance Plans regulation; and (c) designated the number of directorships for each FHLBank starting January 1, 2026. Although this will not affect the size of our Board, it will reduce the number of director seats for certain FHLBanks.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate nature and result of future regulatory actions and their ultimate impact on us and the FHLBank System. For further discussion of related risks, see “Item IA. Risk Factors” in our 2024 Form 10-K.

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

We monitor and manage to MVE policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. At June 30, 2025 and December 31, 2024, our base case MVE was $10.2 billion and $9.4 billion, and the increase between periods was primarily due to an increase in activity-based capital stock. At June 30, 2025 and December 31, 2024, we were in compliance with all MVE policy limits.

MVCS represents our MVE divided by the total outstanding shares of our capital stock (including MRCS). To ensure we remain adequately capitalized, we must ensure our MVCS remains at or above our $100 par value. Our base case MVCS was $152.2 at June 30, 2025, compared to $156.7 at December 31, 2024. The decrease in our base case MVCS was primarily attributable to the issuance of activity-based capital stock at par value, which is below our current MVCS value.

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

Effective January 1, 2025, our policy limit for the decline in projected AROCS from base case AROCS for the basis shock scenarios was updated from 175 to 100 basis points over a 24-month horizon. We were in compliance with all projected 24-month income policy limits at June 30, 2025 and December 31, 2024.

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

At June 30, 2025 and December 31, 2024, borrowers pledged $399.8 billion and $388.8 billion of collateral (net of applicable discounts) to support activity with us, including advances. At June 30, 2025 and December 31, 2024, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

We evaluate advances for credit losses on a quarterly basis. We have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of June 30, 2025 and December 31, 2024. Refer to “Item 1. Financial Statements — Note 4 — Advances” for additional information on our allowance for credit losses.

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

The following table presents the unpaid principal balance of our mortgage loans by product type (dollars in millions):

Product Type	June 30, 2025	December 31, 2024
Conventional	$12,760	$11,452
Government	360	365
Total unpaid principal balance	$13,120	$11,817

We manage the credit risk on mortgage loans by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our PFIs, and (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs.

We evaluate mortgage loans for credit losses on a quarterly basis and establish an allowance for credit losses to reflect management’s estimate of expected credit losses inherent in the portfolio. At both June 30, 2025 and December 31, 2024, we had an allowance for credit losses of $5 million on our conventional mortgage loans. At June 30, 2025, over 99 percent of our conventional loan portfolio was performing (i.e. current payment status) and charge-offs recorded during the six months ended June 30, 2025, were less than one percent of the total conventional portfolio.

We have never experienced a credit loss on our government-insured mortgage loans. At June 30, 2025 and December 31, 2024, we determined no allowance for credit losses was necessary on our government-insured mortgage loans. Refer to “Item 1. Financial Statements — Note 5 — Mortgage Loans Held for Portfolio” for additional information on our allowance for credit losses and the payment status of our conventional mortgage loans.

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

Finance Agency regulations also limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. At June 30, 2025, we were in compliance with the regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

In addition, Finance Agency regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of regulatory capital and the counterparty’s overall credit rating. At June 30, 2025, we were in compliance with the regulatory limits established for unsecured credit.

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

At June 30, 2025, our unsecured short-term investment exposure consisted of overnight interest-bearing deposits and federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile (dollars in millions):

	June 30, 2025
	Credit Rating[1,2]
Domicile of Counterparty	AA	A	BBB	Total
Domestic	$195	$3,237	$425	$3,857
U.S subsidiaries of foreign commercial banks	—	955	—	955
Total domestic and U.S. subsidiaries of foreign commercial banks	195	4,192	425	4,812
U.S. branches and agency offices of foreign commercial banks
Australia	1,390	—	—	1,390
Belgium	—	1,000	—	1,000
Canada	—	1,100	—	1,100
Finland	600	—	—	600
France	—	560	—	560
Germany	950	—	—	950
Japan	—	1,000	—	1,000
Netherlands	—	450	—	450
Sweden	400	500	—	900
Total U.S. branches and agency offices of foreign commercial banks	3,340	4,610	—	7,950
Total unsecured short-term investment exposure	$3,535	$8,802	$425	$12,762
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

Investment Ratings

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	June 30, 2025
	Credit Rating[1]
	AAA	AA	A	BBB	Unrated	Total
Interest-bearing deposits[2]	$—	$196	$3,190	$—	$—	$3,386
Securities purchased under agreements to resell	—	3,100	3,000	—	7,660	13,760
Federal funds sold	—	3,340	5,612	425	—	9,377
Investment securities:
MBS
GSE single-family	—	510	—	—	—	510
GSE multifamily	—	20,821	—	—	—	20,821
U.S. obligations single-family[3]	—	5,817	—	—	—	5,817
Private-label residential	—	—	—	—	2	2
Total MBS	—	27,148	—	—	2	27,150
Non-MBS
U.S. Treasury obligations[3]	—	6,123	—	—	—	6,123
Other U.S. obligations[3]	—	107	—	—	—	107
GSE and TVA obligations	—	716	—	—	—	716
State or local housing agency obligations	435	149	—	—	—	584
Other[4]	131	19	—	—	—	150
Total non-MBS	566	7,114	—	—	—	7,680
Total investments	$566	$40,898	$11,802	$425	$7,662	$61,353
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
4    Consists of taxable municipal bonds.

We evaluate investments for credit losses on a quarterly basis. At June 30, 2025 and December 31, 2024, we determined no allowance for credit losses was necessary on our investments. Refer to “Item 1. Financial Statements — Note 3 — Investments” for additional information on our allowance for credit losses.

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

Uncleared derivative transactions executed on or after September 1, 2022 are subject to two-way initial margin requirements as mandated by the Dodd-Frank Act, if our aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of July 31, 2025, we were not required to post initial margin on our uncleared derivative transactions in accordance with the noted regulations.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	June 30, 2025
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Non-cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
AA2	$172	$8	$(8)	$—	$—
A	23,194	182	(173)	—	9
BBB	5,162	23	(21)	—	2
Liability positions with credit exposure
Uncleared derivatives
A2	148	(1)	1	—	—
Cleared derivatives[3]	138,852	(84)	36	1,483	1,435
Total derivative positions with credit exposure to non-member counterparties	167,528	128	(165)	1,483	1,446
Member institutions[4]	240	1	—	—	1
Total	167,768	$129	$(165)	$1,483	$1,447
Derivative positions without credit exposure	1,305
Total notional	$169,073
1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.
2    Net credit exposure is less than $1 million.
3    Represents derivative transactions cleared with CME Clearing and LCH Ltd., our clearinghouses. CME Clearing is not rated, but its parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by S&P at June 30, 2025. LCH Ltd. was rated AA- by S&P at June 30, 2025.
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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Item 1. Financial Statements — Note 10 — Commitments and Contingencies” for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2024 Form 10-K. There have been no material changes to our risk factors during the six months ended June 30, 2025.

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
1    Incorporated by reference from our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).
2    Incorporated by reference from our Form 10-K filed with the SEC on March 7, 2025 (Commission File No. 000-51999).
3    Incorporated by reference from our Form 10-K filed with the SEC on March 7, 2024 (Commission File No. 000-51999).
4    Incorporated by reference from our Form 8-K/A filed with the SEC on May 16, 2025 (Commission File No. 000-51999).

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

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	August 8, 2025

By:	/s/ Kristina K. Williams
Kristina K. Williams President and Chief Executive Officer

By:	/s/ James G. Livingston
James G. Livingston Chief Financial Officer (Principal Financial and Accounting Officer)