Form 10-Q
period 2025-09-30
Federal Home Loan Bank of Des Moines
filed 2025-11-07
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2025
Class B Stock, par value $100	60,775,601

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars in millions, except capital stock par value)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$73	$41
Interest-bearing deposits (Note 3)	4,391	4,096
Securities purchased under agreements to resell (Note 3)	16,100	11,950
Federal funds sold (Note 3)	8,790	5,175
Investment securities (Note 3)
Trading securities (includes $1,442 and $533 pledged as collateral that may be repledged)	6,805	4,720
Available-for-sale securities (amortized cost of $27,542 and $25,358)	27,580	25,331
Held-to-maturity securities (fair value of $697 and $757)	694	760
Total investment securities	35,079	30,811
Advances (Note 4)	109,981	99,951
Mortgage loans held for portfolio, net of allowance for credit losses of $5 and $5 (Note 5)	13,948	11,896
Loans to other FHLBanks	300	—
Accrued interest receivable	490	400
Derivative assets, net (Note 6)	1	804
Other assets, net	138	129
TOTAL ASSETS	$189,291	$165,253
LIABILITIES
Deposits
Interest-bearing	$1,177	$1,195
Non-interest-bearing	142	119
Total deposits	1,319	1,314
Consolidated obligations (Note 7)
Discount notes (includes $36,090 and $52,349 at fair value held under fair value option)	68,220	64,680
Bonds	108,134	88,571
Total consolidated obligations	176,354	153,251
Mandatorily redeemable capital stock (Note 8)	31	9
Accrued interest payable	816	717
Affordable Housing Program payable	286	262
Derivative liabilities, net (Note 6)	41	6
Other liabilities	203	243
TOTAL LIABILITIES	179,050	155,802
Commitments and contingencies (Note 10)
CAPITAL (Note 8)
Capital stock - Class B putable ($100 par value); 64,734,089 and 59,886,959 issued and outstanding shares	6,474	5,989
Retained earnings
Unrestricted	2,521	2,413
Restricted	1,210	1,078
Total retained earnings	3,731	3,491
Accumulated other comprehensive income (loss)	36	(29)
TOTAL CAPITAL	10,241	9,451
TOTAL LIABILITIES AND CAPITAL	$189,291	$165,253

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
INTEREST INCOME
Advances	$1,413	$1,476	$3,883	$4,707
Prepayment fees on advances, net	4	—	7	1
Interest-bearing deposits	49	69	150	209
Securities purchased under agreements to resell	157	116	386	427
Federal funds sold	157	172	434	500
Trading securities	60	30	153	73
Available-for-sale securities	369	394	1,053	1,144
Held-to-maturity securities	9	10	26	31
Mortgage loans held for portfolio	158	117	436	326
Total interest income	2,376	2,384	6,528	7,418
INTEREST EXPENSE
Consolidated obligations - Discount notes	748	905	2,039	2,630
Consolidated obligations - Bonds	1,280	1,137	3,581	3,749
Deposits	12	14	34	42
Borrowings from other FHLBanks	—	—	—	1
Mandatorily redeemable capital stock	1	1	2	1
Total interest expense	2,041	2,057	5,656	6,423
NET INTEREST INCOME	335	327	872	995
Provision (reversal) for credit losses on mortgage loans	—	—	—	(2)
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	335	327	872	997
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	17	87	86	70
Net gains (losses) on financial instruments held under fair value option	(20)	(110)	7	(63)
Net gains (losses) on derivatives	3	(2)	(56)	(58)
Other, net	12	11	32	32
Total other income (loss)	12	(14)	69	(19)
OTHER EXPENSE
Compensation and benefits	20	18	62	58
Contractual services	7	7	20	20
Professional fees	3	5	10	14
Other operating expenses	6	6	17	16
Voluntary community and housing contributions	13	40	68	49
Federal Housing Finance Agency	3	3	11	10
Office of Finance	3	2	7	7
Other, net	4	5	15	17
Total other expense	59	86	210	191
NET INCOME BEFORE ASSESSMENTS	288	227	731	787
Affordable Housing Program assessments	29	23	73	79
NET INCOME	$259	$204	$658	$708

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$259	$204	$658	$708
Other comprehensive income (loss)
Net unrealized gains (losses) on available-for-sale securities	88	(49)	65	150
Total other comprehensive income (loss)	88	(49)	65	150
TOTAL COMPREHENSIVE INCOME (LOSS)	$347	$155	$723	$858

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JUNE 30, 2024	62	$6,185	$2,363	$996	$3,359	$19	$9,563
Comprehensive income (loss)	—	—	163	41	204	(49)	155
Proceeds from issuance of capital stock	21	2,130	—	—	—	—	2,130
Repurchases/redemptions of capital stock	(24)	(2,423)	—	—	—	—	(2,423)
Cash dividends on capital stock	—	—	(141)	—	(141)	—	(141)
BALANCE, SEPTEMBER 30, 2024	59	$5,892	$2,385	$1,037	$3,422	$(30)	$9,284

BALANCE, JUNE 30, 2025	67	$6,660	$2,459	$1,158	$3,617	$(52)	$10,225
Comprehensive income (loss)	—	—	207	52	259	88	347
Proceeds from issuance of capital stock	27	2,755	—	—	—	—	2,755
Repurchases/redemptions of capital stock	(29)	(2,890)	—	—	—	—	(2,890)
Net stock reclassified (to) from mandatorily redeemable capital stock	—	(51)	—	—	—	—	(51)
Cash dividends on capital stock	—	—	(145)	—	(145)	—	(145)
BALANCE, SEPTEMBER 30, 2025	65	$6,474	$2,521	$1,210	$3,731	$36	$10,241

BALANCE, DECEMBER 31, 2023	69	$6,873	$2,242	$896	$3,138	$(180)	$9,831
Comprehensive income (loss)	—	—	567	141	708	150	858
Proceeds from issuance of capital stock	66	6,595	—	—	—	—	6,595
Repurchases/redemptions of capital stock	(76)	(7,576)	—	—	—	—	(7,576)
Cash dividends on capital stock	—	—	(424)	—	(424)	—	(424)
BALANCE, SEPTEMBER 30, 2024	59	$5,892	$2,385	$1,037	$3,422	$(30)	$9,284

BALANCE, DECEMBER 31, 2024	60	$5,989	$2,413	$1,078	$3,491	$(29)	$9,451
Comprehensive income (loss)	—	—	526	132	658	65	723
Proceeds from issuance of capital stock	81	8,150	—	—	—	—	8,150
Repurchases/redemptions of capital stock	(75)	(7,525)	—	—	—	—	(7,525)
Net stock reclassified (to) from mandatorily redeemable capital stock	(1)	(140)	—	—	—	—	(140)
Cash dividends on capital stock	—	—	(418)	—	(418)	—	(418)
BALANCE, SEPTEMBER 30, 2025	65	$6,474	$2,521	$1,210	$3,731	$36	$10,241

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$658	$708
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization/(accretion)	(623)	383
Net (gains) losses on trading securities	(86)	(70)
Net (gains) losses on financial instruments held under fair value option	(7)	63
Net change in derivatives and hedging activities	(1,504)	(979)
Other adjustments, net	7	14
Net change in:
Accrued interest receivable	(309)	(29)
Other assets	(13)	(1)
Accrued interest payable	99	(248)
Other liabilities	14	26
Total adjustments	(2,422)	(841)
Net cash provided by (used in) operating activities	(1,764)	(133)
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	519	(338)
Securities purchased under agreements to resell	(4,150)	3,200
Federal funds sold	(3,615)	(1,000)
Loans to other FHLBanks	(300)	—
Trading securities
Proceeds from sales	347	596
Proceeds from maturities and paydowns	5	8
Purchases	(2,351)	(1,513)
Available-for-sale securities
Proceeds from maturities and paydowns	1,866	1,703
Purchases	(3,147)	(2,475)
Held-to-maturity securities
Proceeds from maturities and paydowns	62	65
Advances
Repaid	548,342	335,641
Originated	(557,534)	(311,355)
Mortgage loans held for portfolio
Principal collected	944	732
Purchased	(3,007)	(2,168)
Other investing activities, net	(1)	(5)
Net cash provided by (used in) investing activities	(22,020)	23,091

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
FINANCING ACTIVITIES
Net change in deposits	107	28
Net proceeds (payments) on derivative contracts with financing elements	2	1
Net proceeds from issuance of consolidated obligations
Discount notes	1,175,700	1,352,170
Bonds	86,948	35,456
Payments for maturing and retiring consolidated obligations
Discount notes	(1,171,553)	(1,347,732)
Bonds	(67,477)	(61,468)
Proceeds from issuance of capital stock	8,150	6,595
Payments for repurchases/redemptions of capital stock	(7,525)	(7,576)
Payments for repurchases/redemptions of mandatorily redeemable capital stock	(118)	(3)
Cash dividends paid	(418)	(424)
Net cash provided by (used in) financing activities	23,816	(22,953)
Net increase (decrease) in cash and due from banks	32	5
Cash and due from banks at beginning of the period	41	31
Cash and due from banks at end of the period	$73	$36

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$6,205	$6,265
Affordable Housing Program disbursements, net	56	33
Voluntary housing and community investment disbursements	56	43
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	217	206
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	140	—
Traded but not settled investment security purchases	131	—

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

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the nine months ended September 30, 2025. Descriptions of all significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data — Note 1 — Summary of Significant Accounting Policies” in the 2024 Form 10-K.

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

Note 2 — Recently Adopted and Issued Accounting Guidance

Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)

On September 18, 2025, the FASB issued guidance that updates the accounting for internal-use software costs, removing all references to development stages and clarifying when capitalization may begin. This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2028. Early adoption of this guidance is permitted. The Bank is in the process of evaluating this guidance, and the effect on its financial condition, results of operations, or cash flows has not yet been determined.

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

INTEREST-BEARING DEPOSITS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND FEDERAL FUNDS SOLD

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by an NRSRO. At September 30, 2025 and December 31, 2024, none of these investments were with counterparties rated below triple-B; however, as of September 30, 2025 and December 31, 2024, approximately 39 percent and 34 percent were secured securities purchased under agreements to resell with unrated counterparties. NRSRO ratings may differ from any internal ratings of the investments by the Bank.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the Bank may extend to a counterparty. At September 30, 2025 and December 31, 2024, no allowance for credit losses was recorded for interest-bearing deposits and federal funds sold, as all assets were repaid or expected to be repaid according to their contractual terms. The carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $17 million at both September 30, 2025 and December 31, 2024.

Securities purchased under agreements to resell are secured, short-term, and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreased below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at September 30, 2025 and December 31, 2024. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $2 million and $1 million at September 30, 2025 and December 31, 2024.

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

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	September 30, 2025	December 31, 2024
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$6,592	$4,508
Other U.S. obligations[1]	56	59
GSE and Tennessee Valley Authority obligations	48	47
Other[2]	109	106
Total fair value	$6,805	$4,720
1    Represents investment securities backed by the full faith and credit of the U.S. Government.
2    Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

The following table summarizes the components of “Net gains (losses) on trading securities” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net unrealized gains (losses) on trading securities held at period-end	$17	$87	$79	$70
Net gains (losses) on trading securities no longer held at period-end	—	—	7	—
Net gains (losses) on trading securities	$17	$87	$86	$70

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	September 30, 2025
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$30	$—	$—	$30
GSE and Tennessee Valley Authority obligations	284	25	—	309
State or local housing agency obligations	372	2	(2)	372
Other[3]	22	1	—	23
Total non-mortgage-backed securities	708	28	(2)	734
Mortgage-backed securities
U.S. obligations single-family[2]	5,700	18	(1)	5,717
GSE single-family	225	—	(1)	224
GSE multifamily	20,909	62	(66)	20,905
Total mortgage-backed securities	26,834	80	(68)	26,846
Total	$27,542	$108	$(70)	$27,580

	December 31, 2024
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$102	$—	$—	$102
GSE and Tennessee Valley Authority obligations	285	24	—	309
State or local housing agency obligations	504	1	(6)	499
Other[3]	41	1	—	42
Total non-mortgage-backed securities	932	26	(6)	952
Mortgage-backed securities
U.S. obligations single-family[2]	5,192	13	(5)	5,200
GSE single-family	197	—	(2)	195
GSE multifamily	19,037	45	(98)	18,984
Total mortgage-backed securities	24,426	58	(105)	24,379
Total	$25,358	$84	$(111)	$25,331
1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $87 million and $86 million at September 30, 2025 and December 31, 2024.
2    Represents investment securities backed by the full faith and credit of the U.S. Government.
3    Consists of taxable municipal bonds.

The Bank had no sales of AFS securities during the three and nine months ended September 30, 2025 and 2024.

Unrealized Losses

The following tables summarize AFS securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	September 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$4	$—	$3	$—	$7	$—
State or local housing agency obligations	95	(1)	123	(1)	218	(2)
Total non-mortgage-backed securities	99	(1)	126	(1)	225	(2)
Mortgage-backed securities
U.S. obligations single-family[1]	809	(1)	379	—	1,188	(1)
GSE single-family	99	—	74	(1)	173	(1)
GSE multifamily	2,674	(7)	7,286	(59)	9,960	(66)
Total mortgage-backed securities	3,582	(8)	7,739	(60)	11,321	(68)
Total	$3,681	$(9)	$7,865	$(61)	$11,546	$(70)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$—	$—	$21	$—	$21	$—
State or local housing agency obligations	108	(1)	347	(5)	455	(6)
Total non-mortgage-backed securities	108	(1)	368	(5)	476	(6)
Mortgage-backed securities
U.S. obligations single-family[1]	995	(4)	808	(1)	1,803	(5)
GSE single-family	45	—	85	(2)	130	(2)
GSE multifamily	3,325	(10)	7,587	(88)	10,912	(98)
Total mortgage-backed securities	4,365	(14)	8,480	(91)	12,845	(105)
Total	$4,473	$(15)	$8,848	$(96)	$13,321	$(111)
1    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	September 30, 2025		December 31, 2024
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$25	$25	$88	$88
Due after one year through five years	53	55	234	236
Due after five years through ten years	226	228	212	210
Due after ten years	404	426	398	418
Total non-mortgage-backed securities	708	734	932	952
Mortgage-backed securities	26,834	26,846	24,426	24,379
Total	$27,542	$27,580	$25,358	$25,331

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	September 30, 2025
	Amortized Cost[1]	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$354	$8	$—	$362
State or local housing agency obligations	22	—	—	22
Total non-mortgage-backed securities	376	8	—	384
Mortgage-backed securities
U.S. obligations single-family[2]	1	—	—	1
GSE single-family	315	—	(5)	310
Private-label	2	—	—	2
Total mortgage-backed securities	318	—	(5)	313
Total	$694	$8	$(5)	$697

	December 31, 2024
	Amortized Cost[1]	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$358	$6	$(2)	$362
State or local housing agency obligations	29	—	—	29
Total non-mortgage-backed securities	387	6	(2)	391
Mortgage-backed securities
U.S. obligations single-family[2]	2	—	—	2
GSE single-family	369	—	(7)	362
Private-label	2	—	—	2
Total mortgage-backed securities	373	—	(7)	366
Total	$760	$6	$(9)	$757
1    Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $10 million and $5 million at September 30, 2025 and December 31, 2024.
2    Represents investment securities backed by the full faith and credit of the U.S. Government.

The Bank had no sales of HTM securities during the three and nine months ended September 30, 2025 and 2024.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	September 30, 2025		December 31, 2024
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$233	$233	$233	$233
Due after one year through five years	28	28	12	12
Due after five years through ten years	68	73	72	73
Due after ten years	47	50	70	73
Total non-mortgage-backed securities	376	384	387	391
Mortgage-backed securities	318	313	373	366
Total	$694	$697	$760	$757

ALLOWANCE FOR CREDIT LOSSES ON AFS AND HTM SECURITIES

The Bank evaluates AFS and HTM investment securities for credit losses on a quarterly basis. At September 30, 2025 and December 31, 2024, the Bank had no allowance for credit losses recorded on its AFS or HTM securities. For additional details on the Bank’s allowance methodology, refer to “Item 8. Financial Statements and Supplementary Data — Note 4 — Investments” in the 2024 Form 10-K.

Note 4 — Advances

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	September 30, 2025		December 31, 2024
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Overdrawn demand deposit accounts[2]	$—	5.83%	$1	6.12%
Due in one year or less	52,123	4.25	45,738	4.44
Due after one year through two years	15,651	3.74	16,105	3.84
Due after two years through three years	15,752	4.17	12,751	4.19
Due after three years through four years	11,342	4.21	13,328	4.30
Due after four years through five years	10,658	4.10	7,787	4.33
Thereafter	4,396	4.41	5,020	4.25
Total par value	109,922	4.16%	100,730	4.27%
Premiums	2		3
Discounts	(24)		(21)
Fair value hedging adjustments	81		(761)
Total	$109,981		$99,951
1    Excludes accrued interest receivable of $211 million and $180 million at September 30, 2025 and December 31, 2024.
2    The Bank’s overdrawn demand deposit accounts were less than $1 million at September 30, 2025.

The Bank offers advances to members and eligible housing associates that may be prepaid on predetermined dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At September 30, 2025 and December 31, 2024, the Bank had callable advances outstanding totaling $10.6 billion and $10.4 billion.

The following table summarizes advances by year of redemption term or next call date for callable advances (dollars in millions):

	Redemption Term or Next Call Date
	September 30, 2025	December 31, 2024
Overdrawn demand deposit accounts[1]	$—	$1
Due in one year or less	61,889	54,893
Due after one year through two years	14,296	14,474
Due after two years through three years	13,606	10,312
Due after three years through four years	8,812	11,080
Due after four years through five years	6,972	4,990
Thereafter	4,347	4,980
Total par value	$109,922	$100,730
1    The Bank’s overdrawn demand deposit accounts were less than $1 million at September 30, 2025.

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

ADVANCE CONCENTRATIONS

The Bank’s advances are primarily concentrated in commercial banks and insurance companies. The following table summarizes advances outstanding to members exceeding 10 percent of total advances outstanding at September 30, 2025, (dollars in millions):

	Amount	% of Total Advances
Athene Annuity and Life Company	$20,971	19%
Wells Fargo Bank, N.A.	15,000	14

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates advances for credit losses on a quarterly basis. At September 30, 2025 and December 31, 2024, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. The Bank considers an advance past due if a default of contractual principal or interest exists for a period of 30 days or more. In addition, there were no modifications related to advances resulting from a borrower experiencing financial difficulties during the nine months ended September 30, 2025 and 2024.

The Bank has never experienced a credit loss on its advances. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on its advances at September 30, 2025 and December 31, 2024. For additional information on the Bank’s allowance methodology, including eligible collateral types, see “Item 8. Financial Statements and Supplementary Data — Note 5 — Advances” in the 2024 Form 10-K.

Note 5 — Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio include conventional mortgage loans and government-guaranteed or -insured mortgage loans obtained primarily through the MPF program. The Bank’s mortgage loan program involves investment by the Bank in single-family mortgage loans held for portfolio, defined as one-to-four family residential properties, that are purchased from PFIs. Mortgage loans may also be acquired through participations in pools of eligible mortgage loans purchased from other FHLBanks. The Bank’s PFIs generally originate, service, and credit enhance mortgage loans that are sold to the Bank. PFIs participating in the servicing release program do not service the loans owned by the Bank. The servicing on these loans is sold concurrently by the PFI to a designated mortgage service provider.

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	September 30, 2025	December 31, 2024
Fixed rate, long-term[1] single-family mortgage loans	$12,991	$10,961
Fixed rate, medium-term[2] single-family mortgage loans	876	856
Total unpaid principal balance	13,867	11,817
Premiums	151	130
Discounts	(55)	(33)
Basis adjustments from mortgage loan purchase commitments	(10)	(13)
Total mortgage loans held for portfolio[3]	13,953	11,901
Allowance for credit losses	(5)	(5)
Total mortgage loans held for portfolio, net	$13,948	$11,896
1    Long-term is defined as an original term of greater than 15 years and up to 30 years.
2    Medium-term is defined as an original term of 15 years or less.
3    Excludes accrued interest receivable of $98 million and $78 million at September 30, 2025 and December 31, 2024.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	September 30, 2025	December 31, 2024
Conventional mortgage loans	$13,510	$11,452
Government-guaranteed or -insured mortgage loans	357	365
Total unpaid principal balance	$13,867	$11,817

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

The following tables present the payment status for conventional mortgage loans (dollars in millions):

	September 30, 2025
	Origination Year
	Prior to 2021	2021 to 2025	Total
Past due 30 - 59 days	$32	$36	$68
Past due 60 - 89 days	7	15	22
Past due 90 - 179 days	5	11	16
Past due 180 days or more	4	5	9
Total past due mortgage loans	48	67	115
Total current mortgage loans	3,345	10,132	13,477
Total amortized cost of mortgage loans[1]	$3,393	$10,199	$13,592

	December 31, 2024
	Origination Year
	Prior to 2020	2020 to 2024	Total
Past due 30 - 59 days	$28	$41	$69
Past due 60 - 89 days	8	11	19
Past due 90 - 179 days	5	7	12
Past due 180 days or more	4	4	8
Total past due mortgage loans	45	63	108
Total current mortgage loans	2,347	9,076	11,423
Total amortized cost of mortgage loans[1]	$2,392	$9,139	$11,531
1    Amortized cost represents the unpaid principal balance adjusted for unamortized premiums, discounts, price adjustment fees, basis adjustments, and direct write-downs. Amortized cost excludes accrued interest receivable.

The following tables present other delinquency statistics for mortgage loans (dollars in millions):

	September 30, 2025
Amortized Cost	Conventional	Government-Insured	Total
In process of foreclosure[1]	$4	$2	$6
Serious delinquency rate[2]	—%	2%	—%
Past due 90 days or more and still accruing interest[3]	$—	$8	$8
Non-accrual mortgage loans[4]	$58	$—	$58

	December 31, 2024
Amortized Cost	Conventional	Government- Insured	Total
In process of foreclosure[1]	$4	$1	$5
Serious delinquency rate[2]	—%	2%	—%
Past due 90 days or more and still accruing interest[3]	$—	$7	$7
Non-accrual mortgage loans[4]	$49	$—	$49
1    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.
2    Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total mortgage loans. Serious delinquency rate on conventional loans was less than one percent at both September 30, 2025 and December 31, 2024.
3    Represents government-insured mortgage loans that are 90 days or more past due.
4    Represents conventional mortgage loans that are 90 days or more past due or for which the collection of interest or principal is doubtful. At September 30, 2025 and December 31, 2024, $27 million and $25 million of conventional mortgage loans on non-accrual status were evaluated individually and did not have a related allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral was greater than the amortized cost of the loans.

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates mortgage loans for credit losses on a quarterly basis. At both September 30, 2025 and December 31, 2024, the Bank’s allowance for credit losses on conventional mortgage loans was $5 million. The Bank recorded no credit losses on its government-insured mortgage loans at September 30, 2025 and December 31, 2024. For additional information on the Bank’s allowance methodology, refer to “Item 8. Financial Statements and Supplementary Data — Note 6 — Mortgage Loans Held for Portfolio” in the 2024 Form 10-K.

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	September 30, 2025			December 31, 2024
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$141,004	$282	$60	$99,170	$200	$60
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	41,846	1	3	55,732	1	—
Forward settlement agreements	152	—	—	91	1	—
Mortgage loan purchase commitments	165	—	—	101	—	—
Total derivatives not designated as hedging instruments	42,163	1	3	55,924	2	—
Total derivatives before netting and collateral adjustments	$183,167	283	63	$155,094	202	60
Netting adjustments and cash collateral[1]		(282)	(22)		602	(54)
Total derivative assets and derivative liabilities		$1	$41		$804	$6
1     Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral, including accrued interest, held or placed with the same clearing agent and/or counterparty. At September 30, 2025 and December 31, 2024, cash collateral, including accrued interest, posted by the Bank was $1 million and $815 million. At September 30, 2025 and December 31, 2024, the Bank held cash collateral, including accrued interest, from clearing agents or counterparties of $261 million and $159 million.

The following tables summarize the net gains (losses) on qualifying fair value hedging relationships and the amortization of basis adjustments on discontinued fair value hedging relationships recorded in net interest income, including the net interest settlements on derivatives, as well as total income (expense) by hedged product recorded on the Statements of Income (dollars in millions):

	For the Three Months Ended September 30, 2025
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,417	$369	$(748)	$(1,280)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$26	$(20)	$4	$8
Hedged items[3]	99	81	(10)	(12)
Net gains (losses) on fair value hedging relationships	$125	$61	$(6)	$(4)

	For the Three Months Ended September 30, 2024
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,476	$394	$(1,137)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(830)	$(637)	$172
Hedged items[3]	1,070	745	(225)
Net gains (losses) on fair value hedging relationships	$240	$108	$(53)

	For the Nine Months Ended September 30, 2025
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$3,890	$1,053	$(2,039)	$(3,581)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(472)	$(537)	$4	$72
Hedged items[3]	842	698	(10)	(89)
Net gains (losses) on fair value hedging relationships	$370	$161	$(6)	$(17)

	For the Nine Months Ended September 30, 2024
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$4,708	$1,144	$(3,749)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(11)	$2	$(29)
Hedged items[3]	697	290	(138)
Net gains (losses) on fair value hedging relationships	$686	$292	$(167)
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
3    Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	September 30, 2025
	Advances	AFS Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$59,741	$20,135	$28,394	$28,270
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$93	$(206)	$10	$68
Basis adjustments for discontinued hedging relationships included in amortized cost	(12)	(43)	—	—
Total amount of fair value hedging adjustments	$81	$(249)	$10	$68

	December 31, 2024
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$57,580	$17,631	$22,166
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(733)	$(922)	$(21)
Basis adjustments for discontinued hedging relationships included in amortized cost	(28)	(26)	(1)
Total amount of fair value hedging adjustments	$(761)	$(948)	$(22)
1    Represents the portion of amortized cost designated as a hedged item in an active or discontinued fair value hedging relationship. Amortized cost includes fair value hedging adjustments.

The following table summarizes the components of “Net gains (losses) on derivatives” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$8	$22	$(68)	$—
Forward settlement agreements	(1)	(5)	(3)	(4)
Mortgage loan purchase commitments	1	5	3	3
Net interest settlements	(6)	(25)	11	(59)
Total net gains (losses) related to derivatives not designated as hedging instruments	2	(3)	(57)	(60)
Price alignment amount[1]	1	1	1	2
Net gains (losses) on derivatives	$3	$(2)	$(56)	$(58)
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

Uncleared derivative transactions executed on or after September 1, 2022 are subject to two-way initial margin requirements as mandated by the Dodd-Frank Act, if the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of September 30, 2025, the Bank was not required to post initial margin on its uncleared derivative transactions in accordance with the noted regulation.

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

Each clearinghouse determines initial margin requirements which can be either cash or securities collateral. Generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at September 30, 2025. Variation margin requirements with each clearinghouse are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	September 30, 2025
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral Not Offset - Can be Sold or Repledged	Net Amount[3]
Derivative Assets
Uncleared derivatives	$279	$(278)	$—	$1	$—	$1
Cleared derivatives	4	(4)	—	—	—	—
Total	$283	$(282)	$—	$1	$—	$1
Derivative Liabilities
Uncleared derivatives	$22	$(17)	$—	$5	$—	$5
Cleared derivatives	41	(5)	—	36	36	—
Total	$63	$(22)	$—	$41	$36	$5

	December 31, 2024
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities	Net Amount[3]
Derivative Assets
Uncleared derivatives	$181	$(180)	$—	$1	$1
Cleared derivatives	21	782	—	803	803
Total	$202	$602	$—	$804	$804
Derivative Liabilities
Uncleared derivatives	$57	$(51)	$—	$6	$6
Cleared derivatives	3	(3)	—	—	—
Total	$60	$(54)	$—	$6	$6
1    Represents derivative assets and derivative liabilities prior to netting adjustments and cash collateral, including accrued interest.
2    Represents mortgage loan purchase commitments not subject to enforceable master netting requirements.
3    Any over-collateralization at an individual clearing agent and/or counterparty level is not included in the determination of the net amount. At September 30, 2025 and December 31, 2024, the Bank had additional net credit exposure of $1.4 billion and $0.5 billion due to instances where the Bank’s non-cash collateral to a counterparty exceeded the Bank’s net derivative position.

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

    Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At September 30, 2025 and December 31, 2024, the total par value of outstanding consolidated obligations of the FHLBanks was $1,184.1 billion and $1,193.0 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	September 30, 2025		December 31, 2024
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$68,868	4.02%	$65,250	4.51%
Discounts and concessions[1]	(666)		(586)
Fair value hedging adjustments	10		—
Fair value option adjustments	8		16
Total	$68,220		$64,680
1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	September 30, 2025		December 31, 2024
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$62,571	4.18%	$43,287	4.53%
Due after one year through two years	27,778	4.19	28,333	4.45
Due after two years through three years	3,797	4.05	2,712	3.85
Due after three years through four years	2,775	3.94	2,957	4.19
Due after four years through five years	3,195	3.65	4,021	4.01
Thereafter	7,944	4.42	7,278	4.11
Total par value	108,060	4.17%	88,588	4.41%
Premiums	29		30
Discounts and concessions[1]	(23)		(25)
Fair value hedging adjustments	68		(22)
Total	$108,134		$88,571
1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	September 30, 2025	December 31, 2024
Non-callable or non-putable	$61,394	$56,373
Callable	46,666	32,215
Total par value	$108,060	$88,588

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

Year of Contractual Maturity or Next Call Date	September 30, 2025	December 31, 2024
Due in one year or less	$96,747	$69,363
Due after one year through two years	5,744	12,793
Due after two years through three years	2,790	2,531
Due after three years through four years	1,406	1,952
Due after four years through five years	948	1,399
Thereafter	425	550
Total par value	$108,060	$88,588

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

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At September 30, 2025 and December 31, 2024, the Bank had no excess capital stock outstanding.

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

The following table summarizes changes in MRCS (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$34	$10	$9	$12
Capital stock reclassified to (from) MRCS, net	51	—	140	—
Net payments for repurchases/redemptions of MRCS	(54)	(1)	(118)	(3)
Balance, end of period	$31	$9	$31	$9

The following table summarizes the Bank’s MRCS by year of contractual redemption (dollars in millions):

Year of Contractual Redemption[1]	September 30, 2025	December 31, 2024
Due in one year or less	$4	$—
Due after one year through two years	—	5
Due after four years through five years	23	—
Past contractual redemption date due to outstanding activity with the Bank	4	4
Total	$31	$9
1    At the Bank’s election, MRCS may be redeemed prior to the expiration of the five year redemption period that commences on the date of the notice of redemption.

RESTRICTED RETAINED EARNINGS

The Bank entered into a JCE Agreement with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the Bank over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of its average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends. At September 30, 2025 and December 31, 2024, the Bank’s restricted retained earnings account totaled $1.2 billion and $1.1 billion.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in AOCI (dollars in millions):

	Net unrealized gains (losses) on AFS securities (Note 3)	Postretirement benefits	Total AOCI
Balance, June 30, 2024	$21	$(2)	$19
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	(49)	—	(49)
Net current period other comprehensive income (loss)	(49)	—	(49)
Balance, September 30, 2024	$(28)	$(2)	$(30)

Balance, June 30, 2025	$(50)	$(2)	$(52)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	88	—	88
Net current period other comprehensive income (loss)	88	—	88
Balance, September 30, 2025	$38	$(2)	$36

Balance, December 31, 2023	$(178)	$(2)	$(180)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	150	—	150
Net current period other comprehensive income (loss)	150	—	150
Balance, September 30, 2024	$(28)	$(2)	$(30)

Balance, December 31, 2024	$(27)	$(2)	$(29)
Other comprehensive income (loss) before reclassifications
Net unrealized gains (losses) on AFS securities	65	—	65
Net current period other comprehensive income (loss)	65	—	65
Balance, September 30, 2025	$38	$(2)	$36

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

•Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at September 30, 2025 and December 31, 2024.

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

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	September 30, 2025		December 31, 2024
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$1,939	$10,236	$1,499	$9,489
Regulatory capital	$7,572	$10,236	$6,610	$9,489
Leverage capital	$9,465	$15,354	$8,263	$14,233
Capital-to-assets ratio	4.00%	5.41%	4.00%	5.74%
Capital stock-to-assets ratio	2.00%	3.33%	2.00%	3.53%
Leverage ratio	5.00%	8.11%	5.00%	8.61%

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. The Bank had no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2025 and 2024.

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

	September 30, 2025
		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$73	$73	$—	$—	$—	$73
Interest-bearing deposits	4,391	—	4,391	—	—	4,391
Securities purchased under agreements to resell	16,100	—	16,100	—	—	16,100
Federal funds sold	8,790	—	8,790	—	—	8,790
Trading securities	6,805	—	6,805	—	—	6,805
Available-for-sale securities	27,580	—	27,580	—	—	27,580
Held-to-maturity securities	694	—	695	2	—	697
Advances	109,981	—	110,063	—	—	110,063
Mortgage loans held for portfolio, net	13,948	—	13,327	34	—	13,361
Loans to other FHLBanks	300	—	300	—	—	300
Accrued interest receivable	490	—	490	—	—	490
Derivative assets, net	1	—	283	—	(282)	1
Other assets	49	49	—	—	—	49
Liabilities
Deposits	(1,319)	—	(1,319)	—	—	(1,319)
Consolidated obligations
Discount notes[2]	(68,220)	—	(68,218)	—	—	(68,218)
Bonds	(108,134)	—	(107,641)	—	—	(107,641)
Total consolidated obligations	(176,354)	—	(175,859)	—	—	(175,859)
MRCS	(31)	(31)	—	—	—	(31)
Accrued interest payable	(816)	—	(816)	—	—	(816)
Derivative liabilities, net	(41)	—	(63)	—	22	(41)
1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.
2    Includes $36.1 billion of consolidated obligation discount notes recorded under fair value option at September 30, 2025.

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

SUMMARY OF VALUATION TECHNIQUES AND PRIMARY INPUTS
The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or non-recurring basis on the Statements of Condition are disclosed in “Item 8. Financial Statements and Supplementary Data — Note 12 — Fair Value” in the 2024 Form 10-K. There have been no significant changes in the valuation methodologies during the nine months ended September 30, 2025.

FAIR VALUE ON A RECURRING AND NON-RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	September 30, 2025
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Recurring fair value measurements
Assets
Trading securities
U.S. Treasury obligations	$—	$6,592	$—	$—	$6,592
Other U.S. obligations	—	56	—	—	56
GSE and TVA obligations	—	48	—	—	48
Other non-MBS	—	109	—	—	109
Total trading securities	—	6,805	—	—	6,805
Available-for-sale securities
Other U.S. obligations	—	30	—	—	30
GSE and TVA obligations	—	309	—	—	309
State or local housing agency obligations	—	372	—	—	372
Other non-MBS	—	23	—	—	23
U.S. obligations single-family MBS	—	5,717	—	—	5,717
GSE single-family MBS	—	224	—	—	224
GSE multifamily MBS	—	20,905	—	—	20,905
Total available-for-sale securities	—	27,580	—	—	27,580
Derivative assets, net
Interest-rate related	—	283	—	(282)	1
Total derivative assets, net	—	283	—	(282)	1
Other assets	49	—	—	—	49
Total recurring assets at fair value	$49	$34,668	$—	$(282)	$34,435
Liabilities
Discount notes[2]	$—	$(36,090)	$—	$—	$(36,090)
Derivative liabilities, net
Interest-rate related	—	(63)	—	22	(41)
Total derivative liabilities, net	—	(63)	—	22	(41)
Total recurring liabilities at fair value	$—	$(36,153)	$—	$22	$(36,131)

Non-recurring fair value measurements
Assets
Impaired mortgage loans held for portfolio[3]	$—	$—	$3	$—	$3
Total non-recurring assets at fair value	$—	$—	$3	$—	$3
1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.
2    Represents financial instruments recorded under the fair value option.
3    These assets are subject to fair value adjustments in certain circumstances. The fair value information presented is as of the date the fair value adjustment was recorded during the nine months ended September 30, 2025.

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

For the three and nine months ended September 30, 2025, the Bank recorded net losses of $20 million and net gains of $7 million on financial instruments held under fair value option (i.e., discount notes) compared to net losses of $110 million and $63 million for the same periods in 2024, and the Bank determined no credit risk adjustments for nonperformance were necessary. In determining that no credit risk adjustments were necessary, the Bank considered the following factors:

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

The following tables summarize the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected (dollars in millions):

	September 30, 2025
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$36,351	$36,090	$(261)

	December 31, 2024
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$52,848	$52,349	$(499)

Note 10 — Commitments and Contingencies

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	September 30, 2025			December 31, 2024
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1,2]	$17,298	$134	$17,432	$20,150
Standby bond purchase agreements[2]	100	1,128	1,228	1,024
Commitments to purchase mortgage loans	165	—	165	101
Commitment to issue bonds[3]	5,920	—	5,920	665
Commitments to issue discount notes[3]	5,074	—	5,074	—
Commitments to fund advances[2,4]	302	—	302	227
1    Excludes commitments to issue standby letters of credit, when applicable. At both September 30, 2025 and December 31, 2024, the Bank had no commitments to issue standby letters of credit.
2    The Bank has deemed it unnecessary to record any liability for credit losses on these agreements at September 30, 2025 and December 31, 2024, based on its credit extension and collateral policies.
3    The Bank enters into commitments to issue consolidated obligations in the normal course of its business, that generally settle within 30 calendar days.
4    The Bank enters into commitments to fund advances up to 24 months in the future.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The maturities of standby letters of credit outstanding at September 30, 2025, are currently no later than 2038. The carrying value of guarantees related to standby letters of credit are recorded in “Other liabilities” on the Statements of Condition and amounted to $8 million and $7 million at September 30, 2025 and December 31, 2024.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing finance agencies within its district pursuant to which, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the bonds until the designated marketing agent can find a suitable investor or the state housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. At September 30, 2025, the Bank had standby bond purchase agreements with eight state housing finance agencies. The maturities of standby bond purchase agreements outstanding at September 30, 2025, are currently no later than 2030. During the nine months ended September 30, 2025 and 2024, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at September 30, 2025 and December 31, 2024, is reported in “Note 6 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At September 30, 2025 and December 31, 2024, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was $1,007.2 billion and $1,039.2 billion.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a FLA. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $216 million and $197 million at September 30, 2025 and December 31, 2024.
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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	September 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Advances	$823	1	$1,127	1
Mortgage loans	574	4	190	2
Deposits	19	1	12	1
Capital stock	71	1	78	1

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of total capital stock outstanding (including MRCS). At September 30, 2025 and December 31, 2024, the Bank had the following business concentrations with stockholders (dollars in millions):

	September 30, 2025
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Athene Annuity and Life Company[3]	$954	15	$20,971	$—	$627
Wells Fargo, N.A.[4]	696	11	15,000	5	251
Superior Guaranty Insurance Company[5]	4	—	—	98	—
Total	$1,654	26	$35,971	$103	$878

	December 31, 2024
	Capital Stock			Interest
Stockholder	Amount	% of Total[1]	Advances	Income[2]
Athene Annuity and Life Company[3]	$711	12	$15,571	$473
1    Pursuant to applicable Finance Agency regulations, the Bank’s voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank’s capital stock.
2    Represents interest income earned on advances during the nine months ended September 30, 2025 and the year ended December 31, 2024.
3    Athene Annuity and Life Company had no standby letters of credit outstanding as of September 30, 2025 and December 31, 2024.
4    Wells Fargo, N.A. had standby letters of credit outstanding totaling $10.9 billion as of September 30, 2025.
5    Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A. Superior Guaranty Insurance Company had no standby letters of credit outstanding as of September 30, 2025.

Note 12 — Activities with Other FHLBanks

    Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the nine months ended September 30, 2025 and 2024 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2025
Boston	$—	$300	$(300)	$—
Chicago	—	10	(10)	—
Indianapolis	—	500	(500)	—
San Francisco	—	800	(500)	300
	$—	$1,610	$(1,310)	$300

2024
Boston	$—	$200	$(200)	$—
Chicago	—	5	(5)	—
	$—	$205	$(205)	$—

The following table summarizes borrowing activity from other FHLBanks during the nine months ended September 30, 2025 and 2024 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2025
Cincinnati	$—	$250	$(250)	$—
New York	—	700	(700)	—
San Francisco	—	500	(500)	—
Topeka	—	250	(250)	—
	$—	$1,700	$(1,700)	$—

2024
Chicago	$—	$2,000	$(2,000)	$—
Cincinnati	—	500	(500)	—
	$—	$2,500	$(2,500)	$—

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

Liquidity Mission
We provide liquidity to our members to support the housing, business, and economic development needs of their communities. Members pledge mortgage loans and other collateral to access our core liquidity products of advances, letters of credit, and mortgage loans held for portfolio under the MPF program. During the nine months ended September 30, 2025, advance balances averaged $108.7 billion, letters of credit averaged $18.6 billion, mortgage loan balances averaged $12.8 billion, and we held an average of $29.5 billion of short-term assets as a ready source of liquidity for our members.

Affordable Housing and Community Impact
Our housing and community development programs are central to our mission. We contribute 10 percent of our net income each year to our AHP, a grant program that supports the creation, preservation, or purchase of affordable housing. This program includes a competitive AHP and two down payment assistance products called Home$tart and the Native American Homeownership Initiative. During the three and nine months ended September 30, 2025, we accrued statutory AHP assessments of $29 million and $73 million and voluntarily accrued $1 million and $7 million, to be awarded in 2026 through this program.

In addition to our AHP, we offer our members voluntary programs to further our housing mission. During the three and nine months ended September 30, 2025, we recorded a total of $13 million and $68 million in voluntary community and housing contributions, including the voluntary AHP contribution. Through our voluntary programs during the first nine months of 2025, we:
•provided $23 million in 0% rate advances to members that originated or purchased mortgage loans from a Habitat for Humanity® affiliate and recorded $5 million in subsidy expense, including $1 million during the third quarter;
•funded $344 million of home mortgages with an interest rate lower than the current market rate under the Mortgage Rate Relief program, which provided $30 million in grants to those seeking affordable homeownership, including $11 million during the third quarter; and
•recorded contributions of $26 million to our Member Impact Fund to match member donations to local housing and community development organizations.

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
For the three and nine months ended September 30, 2025, we recorded net income of $259 million and $658 million compared to $204 million and $708 million for the same periods in 2024.

Net interest income increased $8 million and decreased $123 million during the three and nine months ended September 30, 2025, when compared to the same periods last year. The increase during the three months ended September 30, 2025 was due to advance, mortgage loan, and MBS portfolio growth. The increase was offset in part by the yield on our interest-earning assets declining quicker than the cost of our interest-bearing liabilities, driven primarily by changes in interest rates, which also reduced earnings on invested capital.

Net interest income during the nine months ended September 30, 2025 decreased due to the yield on interest-earning assets declining quicker than the cost of interest-bearing liabilities driven primarily by changes in interest rates, which also reduced earnings on invested capital, and a decrease in longer-term advances. The decline in net interest income was offset in part by MBS and mortgage loan portfolio growth, as well as the call of higher-costing consolidated obligation bonds.

Other income (loss) increased $26 million and $88 million during the three and nine months ended September 30, 2025, when compared to the same periods last year, primarily due to the net changes in fair value on our trading securities, fair value option instruments, and economic derivatives.

Other expense decreased $27 million and increased $19 million during the three and nine months ended September 30, 2025, when compared to the same periods last year, primarily driven by the timing of our voluntary community and housing contributions.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional discussion on our results of operations.

Our total assets increased to $189.3 billion at September 30, 2025, from $165.3 billion at December 31, 2024, driven primarily by an increase in advances and investments. Advances increased $10.0 billion mainly due to an increase in borrowings by large depository institution members and insurance companies. Investments increased $12.3 billion due in part to an increase in short-term investments, mainly securities purchased under agreements to resell and federal funds sold, as well as the purchase of agency MBS and U.S. Treasury obligations.

Total capital increased to $10.2 billion at September 30, 2025, from $9.5 billion at December 31, 2024, primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. Our regulatory capital ratio decreased to 5.41 percent at September 30, 2025, from 5.74 percent at December 31, 2024, but remained above the required regulatory limit at each period end. Regulatory capital includes capital stock, MRCS, and retained earnings.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

In September 2025, the FOMC reduced the target range for the federal funds rate by 0.25 percent, and an additional 0.25 percent in October 2025, to a range of 3.75 to 4.00 percent. Recent indicators suggest that economic activity has been expanding at a moderate pace. Job gains have slowed this year, and the unemployment rate has edged up but remains low. In addition, inflation has moved up and remains somewhat elevated. The FOMC stated that it will conclude the reduction of its aggregate securities holdings in December 2025.

The following table shows information on key market interest rates1:

	3-Month Average		9-Month Average		Period End
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	September 30, 2025	December 31, 2024
Federal funds	4.30%	5.27%	4.32%	5.31%	4.09%	4.33%
SOFR	4.33	5.28	4.33	5.30	4.24	4.49
2-year U.S. Treasury	3.72	4.05	3.91	4.45	3.60	4.25
10-year U.S. Treasury	4.26	3.96	4.36	4.19	4.16	4.58
30-year residential mortgage note	6.58	6.54	6.73	6.76	6.30	6.85
1    Source: Bloomberg.

Mortgage Markets

During the first nine months of 2025, mortgage rates were relatively stable, on average, when compared to the same period last year, and lower when compared to the prior year-end. The primary driver of activity within the mortgage markets during 2025 was home purchases, as mortgage rates remained elevated. New and existing home sales decreased relative to the prior year. Home prices and prepayment activity increased relative to the same period last year.

SELECTED FINANCIAL DATA

    The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Cash and due from banks	$73	$30	$71	$41	$36
Investments[1]	64,360	61,353	60,775	52,032	49,649
Advances	109,981	114,845	93,790	99,951	98,923
Mortgage loans held for portfolio, net[2]	13,948	13,197	12,263	11,896	11,398
Total assets	189,291	190,022	167,471	165,253	161,979
Consolidated obligations
Discount notes	68,220	55,977	50,350	64,680	59,465
Bonds	108,134	120,793	105,488	88,571	91,067
Total consolidated obligations[3]	176,354	176,770	155,838	153,251	150,532
Mandatorily redeemable capital stock	31	34	9	9	9
Total liabilities	179,050	179,797	158,142	155,802	152,695
Capital stock — Class B putable	6,474	6,660	5,730	5,989	5,892
Retained earnings	3,731	3,617	3,558	3,491	3,422
Accumulated other comprehensive income (loss)	36	(52)	41	(29)	(30)
Total capital	10,241	10,225	9,329	9,451	9,284
Regulatory capital ratio[4]	5.41	5.43	5.55	5.74	5.76

	For the Three Months Ended
Statements of Income	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Net interest income	$335	$289	$248	$241	$327
Provision (reversal) for credit losses on mortgage loans	—	—	—	1	—
Other income (loss)[5]	12	16	41	56	(14)
Voluntary community and housing contributions	13	43	12	19	40
All other expense[6]	46	47	49	48	46
AHP assessments	29	21	23	23	23
Net income	259	194	205	206	204
Selected Financial Ratios
Net interest spread[7]	0.43%	0.38%	0.32%	0.26%	0.48%
Net interest margin[8]	0.67	0.64	0.59	0.56	0.77
Return on average equity (annualized)	9.71	7.86	8.56	8.76	8.40
Return on average capital stock (annualized)	15.07	12.27	13.87	13.64	13.31
Return on average assets (annualized)	0.51	0.42	0.48	0.47	0.47
Average equity to average assets	5.27	5.37	5.57	5.38	5.58
1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, AFS securities, and HTM securities.
2    Includes an allowance for credit losses of $5 million, $5 million, $5 million, $5 million, and $4 million at September 30, 2025, June 30, 2025, March 31, 2025, December 31, 2024, and September 30, 2024.
3    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $1,184.1 billion, $1,232.1 billion, $1,154.9 billion, $1,193.0 billion, and $1,172.8 billion at September 30, 2025, June 30, 2025, March 31, 2025, December 31, 2024, and September 30, 2024.
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

RESULTS OF OPERATIONS

Net Interest Income
Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Three Months Ended September 30,
	2025			2024
	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]
Interest-earning assets
Interest-bearing deposits	$4,397	4.38%	$49	$5,222	5.25%	$69
Securities purchased under agreements to resell	14,183	4.40	157	8,544	5.41	116
Federal funds sold	14,307	4.36	157	12,708	5.35	172
MBS[4,5,6]	27,056	5.31	362	23,524	6.49	384
Other investments[4,5,6,7]	7,673	3.94	76	5,338	3.73	50
Advances[5,8]	117,921	4.77	1,417	102,813	5.71	1,476
Mortgage loans[9]	13,630	4.61	158	11,133	4.20	117
Loans to other FHLBanks	20	4.35	—	7	5.43	—
Total interest-earning assets	199,187	4.73	2,376	169,289	5.60	2,384
Non-interest-earning assets	1,860	—	—	3,781	—	—
Total assets	$201,047	4.69%	$2,376	$173,070	5.48%	$2,384
Interest-bearing liabilities
Deposits	$1,418	3.47%	$12	$1,219	4.47%	$14
Consolidated obligations
Discount notes[5]	69,930	4.25	748	70,697	5.10	905
Bonds[5]	116,807	4.35	1,280	87,910	5.14	1,137
Other interest-bearing liabilities[10]	33	9.76	1	21	7.51	1
Total interest-bearing liabilities	188,188	4.30	2,041	159,847	5.12	2,057
Non-interest-bearing liabilities	2,272	—	—	3,572	—	—
Total liabilities	190,460	4.25	2,041	163,419	5.01	2,057
Capital	10,587	—	—	9,651	—	—
Total liabilities and capital	$201,047	4.03%	$2,041	$173,070	4.73%	$2,057
Net interest income and spread[11]		0.43%	$335		0.48%	$327
Net interest margin[12]		0.67%			0.77%
Average interest-earning assets to interest-bearing liabilities		105.84%			105.91%
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
6    Interest income on investment securities includes prepayment fees, net of related amortization, of less than $1 million for both the three months ended September 30, 2025 and 2024.
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
11    Represents annualized yield on total interest-earning assets minus annualized yield on total interest-bearing liabilities.
12    Represents net interest income expressed as a percentage of average interest-earning assets.

	For the Nine Months Ended September 30,
	2025			2024
	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]
Interest-earning assets
Interest-bearing deposits	$4,492	4.46%	$150	$5,230	5.34%	$209
Securities purchased under agreements to resell	11,725	4.41	386	10,512	5.43	427
Federal funds sold	13,234	4.38	434	12,373	5.39	500
Mortgage-backed securities,4,5,6	26,274	5.23	1,029	23,543	6.29	1,108
Other investments[4,5,6,7]	7,140	3.81	203	4,845	3.85	140
Advances[5,8]	108,709	4.78	3,890	109,670	5.73	4,708
Mortgage loans[9]	12,812	4.55	436	10,629	4.10	326
Loans to other FHLBanks	10	4.36	—	2	5.44	—
Total interest-earning assets	184,396	4.73	6,528	176,804	5.60	7,418
Non-interest-earning assets	2,172	—	—	3,907	—	—
Total assets	$186,568	4.68%	$6,528	$180,711	5.48%	$7,418
Interest-bearing liabilities
Deposits	$1,314	3.46%	$34	$1,250	4.52%	$42
Consolidated obligations
Discount notes[5]	63,173	4.32	2,039	68,189	5.15	2,630
Bonds[5]	109,129	4.39	3,581	97,138	5.15	3,749
Other interest-bearing liabilities[10]	36	8.62	2	34	6.70	2
Total interest-bearing liabilities	173,652	4.35	5,656	166,611	5.15	6,423
Non-interest-bearing liabilities	2,853	—	—	4,421	—	—
Total liabilities	176,505	4.29	5,656	171,032	5.02	6,423
Capital	10,063	—	—	9,679	—	—
Total liabilities and capital	$186,568	4.05%	$5,656	$180,711	4.75%	$6,423
Net interest income and spread[11]		0.38%	$872		0.45%	$995
Net interest margin[12]		0.63%			0.75%
Average interest-earning assets to interest-bearing liabilities		106.19%			106.12%
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
6    Interest income on investment securities includes prepayment fees, net of related amortization, of less than $1 million and $6 million for the nine months ended September 30, 2025 and 2024.
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

	Three Months Ended			Nine Months Ended
	September 30, 2025 vs. September 30, 2024			September 30, 2025 vs. September 30, 2024
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$(10)	$(10)	$(20)	$(27)	$(32)	$(59)
Securities purchased under agreements to resell	66	(25)	41	45	(86)	(41)
Federal funds sold	20	(35)	(15)	33	(99)	(66)
MBS	53	(75)	(22)	120	(199)	(79)
Other investments	23	3	26	64	(1)	63
Advances	202	(261)	(59)	(41)	(777)	(818)
Mortgage loans	29	12	41	72	38	110
Total interest income	383	(391)	(8)	266	(1,156)	(890)
Interest expense
Deposits	2	(4)	(2)	2	(10)	(8)
Consolidated obligations
Discount notes	(10)	(147)	(157)	(185)	(406)	(591)
Bonds	336	(193)	143	431	(599)	(168)
Total interest expense	328	(344)	(16)	248	(1,015)	(767)
Net interest income	$55	$(47)	$8	$18	$(141)	$(123)

NET INTEREST SPREAD AND MARGIN

Net interest spread represents the annualized yield on total interest-earning assets minus the annualized cost of total interest-bearing liabilities. Our net interest spread decreased during the three and nine months ended September 30, 2025, when compared to the same periods in 2024 due to the yield on our interest-earning assets declining quicker than the cost of our interest-bearing liabilities, driven primarily by changes in interest rates and a decline in longer-term advances. The decline in net interest spread was offset in part by mortgage loan and mortgage-backed security portfolio growth, as well as the call of higher-costing consolidated obligation bonds. Our cost of funds does not include net interest settlements on economic hedges, which are recorded in other income (loss). As a result, our net interest spread does not reflect the full impact of our funding and hedging strategies and may experience volatility as interest rates change.

Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. Our net interest margin decreased during the three and nine months ended September 30, 2025, when compared to the same periods in 2024 due primarily to lower net interest spread and lower interest rates, which reduced our earnings on invested capital. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Financial Results” for additional discussion on our net interest income.

ADVANCE PREPAYMENT FEES

The following table summarizes our advance prepayment fees (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Prepayment fees on advances, gross[1,2]	$6	$—	$9	$1
Basis adjustment amortization[2]	(2)	—	(1)	—
Deferred prepayment fees on modified advances[2]	—	—	(1)	—
Prepayment fees on advances, net	$4	$—	$7	$1
1    Includes symmetrical fees on advances for which we may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates.
2    Prepayment fees on advances, gross were less than $1 million during the three months ended September 30, 2024. Basis adjustment amortization was less than $1 million during the three and nine months ended September 30, 2024. Deferred prepayment fees on modified advances were less than $1 million during the three months ended September 30, 2025 and three and nine months ended September 30, 2024.

Other Income (Loss)
    The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net gains (losses) on trading securities	$17	$87	$86	$70
Net gains (losses) on financial instruments held under fair value option	(20)	(110)	7	(63)
Net gains (losses) on derivatives	3	(2)	(56)	(58)
Other, net	12	11	32	32
Total other income (loss)	$12	$(14)	$69	$(19)

Other income (loss) increased $26 million and $88 million during the three and nine months ended September 30, 2025, when compared to the same periods in 2024, primarily due to the net changes in fair value on our trading securities, fair value option instruments, and economic derivatives, including the related interest settlements. We utilize economic derivatives to hedge certain instruments held at fair value that do not qualify for fair value hedge accounting. These fair value elections are made primarily in an effort to mitigate the potential income statement volatility that can arise when an economic derivative is adjusted for changes in fair value but the related hedged item is not. As a result, we review the related gains (losses) on these items on a net basis. During the three and nine months ended September 30, 2025, we recorded net combined gains of less than $1 million and $37 million on our trading securities, fair value option instruments, and the related economic derivatives, compared to net combined losses of $25 million and $51 million for the same periods in 2024. The net increase during the three and nine months ended September 30, 2025 was primarily driven by changes in interest rates. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our economic derivatives.

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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended September 30, 2025
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$2	$1	$1	$—	$—	$—	$4
Net gains (losses) on derivatives and hedged items	(1)	2	—	(1)	10	—	10
Price alignment amount on derivatives[2]	(1)	(3)	—	—	—	—	(4)
Net interest settlements on derivatives[3]	125	61	—	(5)	(14)	—	167
Total impact to net interest income	125	61	1	(6)	(4)	—	177
Other income (loss):
Net gains (losses) on derivatives
Gains (losses) related to derivatives not designated as hedging instruments[4]	—	5	(1)	(2)	—	—	2
Price alignment amount on derivatives[2]	—	—	—	—	—	1	1
Total net gains (losses) on derivatives	—	5	(1)	(2)	—	1	3
Net gains (losses) on trading securities[5]	—	17	—	—	—	—	17
Net gains (losses) on financial instruments held under fair value option[5]	—	—	—	(20)	—	—	(20)
Total impact to other income (loss)	—	22	(1)	(22)	—	1	—
Total net effect of hedging activities[6]	$125	$83	$—	$(28)	$(4)	$1	$177
1    Represents the amortization/accretion of basis adjustments on closed hedge relationships.
2    Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract, which fluctuates with changes in the interest rate environment. The price alignment amount on derivatives that qualify for fair value hedge accounting is recorded in net interest income. The price alignment amount on economic derivatives is recorded in other income (loss) as “Net gains (losses) on derivatives” on the Statements of Income.
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

	For the Three Months Ended September 30, 2024
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$9	$7	$2	$—	$(1)	$—	$17
Net gains (losses) on derivatives and hedged items	(1)	5	—	—	5	—	9
Price alignment amount on derivatives[2]	(6)	(4)	—	—	(2)	—	(12)
Net interest settlements on derivatives[3]	238	100	—	—	(55)	—	283
Total impact to net interest income	240	108	2	—	(53)	—	297
Other income (loss):
Net gains (losses) on derivatives
Gains (losses) related to derivatives not designated as hedging instruments[4]	—	(66)	—	62	—	—	(4)
Price alignment amount on derivatives[2]	—	—	—	—	—	1	1
Total net gains (losses) on derivatives	—	(66)	—	62	—	1	(3)
Net gains (losses) on trading securities[5]	—	87	—	—	—	—	87
Net gains (losses) on financial instruments held under fair value option[5]	—	—	—	(110)	—	—	(110)
Total impact to other income (loss)	—	21	—	(48)	—	1	(26)
Total net effect of hedging activities[6]	$240	$129	$2	$(48)	$(53)	$1	$271
1    Represents the amortization/accretion of basis adjustments on closed hedge relationships.
2    Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract, which fluctuates with changes in the interest rate environment. The price alignment amount on derivatives that qualify for fair value hedge accounting is recorded in net interest income. The price alignment amount on economic derivatives is recorded in other income (loss) as “Net gains (losses) on derivatives” on the Statements of Income.
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

	For the Nine Months Ended September 30, 2025
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$17	$3	$1	$—	$—	$—	$21
Net gains (losses) on derivatives and hedged items	1	(4)	—	(1)	(2)	—	(6)
Price alignment amount on derivatives[2]	(10)	(16)	—	—	(2)	—	(28)
Net interest settlements on derivatives[3]	362	178	—	(5)	(13)	—	522
Total impact to net interest income	370	161	1	(6)	(17)	—	509
Other income (loss):
Net gains (losses) on derivatives
Gains (losses) related to derivatives not designated as hedging instruments[4]	—	(35)	(1)	(21)	—	—	(57)
Price alignment amount on derivatives[2]	—	—	—	—	—	1	1
Total net gains (losses) on derivatives	—	(35)	(1)	(21)	—	1	(56)
Net gains (losses) on trading securities[5]	—	86	—	—	—	—	86
Net gains (losses) on financial instruments held under fair value option[5]	—	—	—	7	—	—	7
Total impact to other income (loss)	—	51	(1)	(14)	—	1	37
Total net effect of hedging activities[6]	$370	$212	$—	$(20)	$(17)	$1	$546
1    Represents the amortization/accretion of basis adjustments on closed hedge relationships.
2    Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract, which fluctuates with changes in the interest rate environment. The price alignment amount on derivatives that qualify for fair value hedge accounting is recorded in net interest income. The price alignment amount on economic derivatives is recorded in other income (loss) as “Net gains (losses) on derivatives” on the Statements of Income.
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

	For the Nine Months Ended September 30, 2024
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$28	$11	$1	$—	$(7)	$—	$33
Net gains (losses) on derivatives and hedged items	(1)	2	—	—	20	—	21
Price alignment amount on derivatives[2]	(36)	(25)	—	—	(1)	—	(62)
Net interest settlements on derivatives[3]	695	304	—	—	(179)	—	820
Total impact to net interest income	686	292	1	—	(167)	—	812
Other income (loss):
Net gains (losses) on derivatives
Gains (losses) related to derivatives not designated as hedging instruments[4]	—	(8)	(1)	(51)	—	—	(60)
Price alignment amount on derivatives[2]	—	—	—	—	—	2	2
Total net gains (losses) on derivatives	—	(8)	(1)	(51)	—	2	(58)
Net gains (losses) on trading securities[5]	—	70	—	—	—	—	70
Net gains (losses) on financial instruments held under fair value option[5]	—	—	—	(63)	—	—	(63)
Total impact to other income (loss)	—	62	(1)	(114)	—	2	(51)
Total net effect of hedging activities[6]	$686	$354	$—	$(114)	$(167)	$2	$761
1    Represents the amortization/accretion of basis adjustments on closed hedge relationships.
2    Represents the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract, which fluctuates with changes in the interest rate environment. The price alignment amount on derivatives that qualify for fair value hedge accounting is recorded in net interest income. The price alignment amount on economic derivatives is recorded in other income (loss) as “Net gains (losses) on derivatives” on the Statements of Income.
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

NET GAINS (LOSSES) ON DERIVATIVES

We utilize economic derivatives to manage certain risks on our Statements of Condition. Gains and losses on economic derivatives include interest settlements and price alignment amounts. Interest settlements represent the interest component on economic derivatives. These amounts vary from period to period depending on our hedging activities and interest rates.

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Compensation and benefits	$20	$18	$62	$58
Contractual services	7	7	20	20
Professional fees	3	5	10	14
Other operating expenses	6	6	17	16
Total operating expenses	36	36	109	108
Voluntary community and housing contributions	13	40	68	49
Federal Housing Finance Agency	3	3	11	10
Office of Finance	3	2	7	7
Other, net	4	5	15	17
Total other expense	$59	$86	$210	$191

Other expense decreased $27 million and increased $19 million during the three and nine months ended September 30, 2025, when compared to the same periods last year. The changes during the three and nine months ended September 30, 2025, were primarily due to the timing of our voluntary community and housing contributions.

STATEMENTS OF CONDITION

Financial Highlights

    Our total assets increased to $189.3 billion at September 30, 2025, from $165.3 billion at December 31, 2024. Our total liabilities increased to $179.1 billion at September 30, 2025, from $155.8 billion at December 31, 2024. Total capital increased to $10.2 billion at September 30, 2025, from $9.5 billion at December 31, 2024. See further discussion of changes in our financial condition in the appropriate sections that follow.

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	September 30, 2025	December 31, 2024
Commercial banks	$47,880	$43,653
Savings institutions	1,013	1,770
Credit unions	10,671	12,941
Insurance companies	49,805	42,235
CDFIs	14	8
Total member advances	109,383	100,607
Housing associates	16	108
Non-member borrowers	523	15
Total par value	$109,922	$100,730

Our total advance par value increased $9.2 billion or nine percent at September 30, 2025, when compared to December 31, 2024, primarily due to an increase in borrowings by large depository institution members and insurance companies.

The following table summarizes our advances by interest rate payment terms (dollars in millions):

	September 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Fixed rate	$74,196	68	$78,228	78
Variable rate	24,333	22	11,202	11
Variable rate, callable[1]	10,300	9	10,143	10
Other[2]	1,093	1	1,156	1
Overdrawn demand deposit accounts[3]	—	—	1	—
Total advance par value	109,922	100	100,730	100
Premiums	2		3
Discounts	(24)		(21)
Fair value hedging adjustments[4]	81		(761)
Total	$109,981		$99,951
1    Callable advances are those advances that may be contractually prepaid by the borrower on predetermined dates without incurring prepayment or termination fees.
2    Includes fixed rate amortizing and fixed rate callable advances.
3    The Bank’s overdrawn demand deposit accounts were less than $1 million at September 30, 2025.
4    Primarily represents fair value hedging adjustments on active hedging relationships driven by changes in interest rates.

At September 30, 2025 and December 31, 2024, advances outstanding to our top five borrowers totaled $48.6 billion and $31.3 billion, which represented 44 percent and 31 percent of our total advances outstanding. The following table summarizes our top five borrowers based on advances outstanding at September 30, 2025 (dollars in millions):

	Amount	% of Total Advances
Athene Annuity and Life Company	$20,971	19
Wells Fargo Bank, N.A.	15,000	14
EquiTrust Life Insurance Company	4,600	4
UBS Bank USA	4,101	4
Symetra Life Insurance Company	3,952	3
Total par value	$48,624	44

We evaluate advances for credit losses on a quarterly basis and have never experienced a credit loss on our advances. For additional discussion on our advance credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

    The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	September 30, 2025	December 31, 2024
Fixed rate conventional loans	$13,510	$11,452
Fixed rate government-insured loans	357	365
Total unpaid principal balance	13,867	11,817
Premiums	151	130
Discounts	(55)	(33)
Basis adjustments from mortgage loan purchase commitments	(10)	(13)
Total mortgage loans held for portfolio	13,953	11,901
Allowance for credit losses	(5)	(5)
Total mortgage loans held for portfolio, net	$13,948	$11,896

Our total mortgage loans increased $2.1 billion or 17 percent at September 30, 2025, when compared to December 31, 2024. The increase was primarily due to new loan purchases exceeding principal paydowns, driven in part by low prepayment activity as mortgage rates remain elevated.

We evaluate mortgage loans for credit losses on a quarterly basis. For additional discussion on our mortgage loan credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Loans.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	September 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$4,391	7	$4,096	8
Securities purchased under agreements to resell	16,100	25	11,950	23
Federal funds sold	8,790	14	5,175	10
Total short-term investments	29,281	46	21,221	41
Long-term investments[2]
MBS
GSE single-family	539	1	564	1
GSE multifamily	20,905	32	18,984	36
U.S. obligations single-family[3]	5,718	9	5,202	10
Private-label residential	2	—	2	—
Total MBS	27,164	42	24,752	47
Non-MBS
U.S. Treasury obligations[3]	6,592	10	4,508	9
Other U.S. obligations[3]	86	—	161	—
GSE and TVA obligations	711	1	714	1
State or local housing agency obligations	394	1	528	1
Other[4]	132	—	148	1
Total non-MBS	7,915	12	6,059	12
Total long-term investments	35,079	54	30,811	59
Total investments	$64,360	100	$52,032	100
1    Short-term investments have original maturities equal to or less than one year.
2    Long-term investments have original maturities of greater than one year.
3    Represents investment securities backed by the full faith and credit of the U.S. Government.
4    Consists of taxable municipal bonds.

Our investments increased $12.3 billion, or 24 percent at September 30, 2025, when compared to December 31, 2024, due in part to an increase in short-term investments, mainly securities purchased under agreements to resell and federal funds sold, as well as the purchase of agency MBS and U.S. Treasury obligations. At September 30, 2025 and December 31, 2024, we had GSE and/or other U.S. obligation MBS purchases with a total par value of $132 million and $162 million that were traded but not yet settled. These investments were recorded as “Available-for-sale” on our Statements of Condition with a corresponding payable recorded in “Other liabilities.”

The Finance Agency limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 2.67 and 2.71 at September 30, 2025 and December 31, 2024.

We evaluate investments for credit losses on a quarterly basis. For additional discussion on our investment credit risk, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”

Consolidated Obligations

    Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At September 30, 2025 and December 31, 2024, the carrying value of consolidated obligations for which we are primarily liable totaled $176.4 billion and $153.3 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	September 30, 2025	December 31, 2024
Par value	$68,868	$65,250
Discounts and concession fees[1]	(666)	(586)
Fair value hedging adjustments	10	—
Fair value option adjustments	8	16
Total	$68,220	$64,680
1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes increased $3.5 billion or five percent at September 30, 2025, when compared to December 31, 2024. During the nine months ended September 30, 2025, we continued to utilize discount notes in an effort to capture attractive funding and/or meet our liquidity requirements and began electing fair value hedge accounting for certain discount notes.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	September 30, 2025	December 31, 2024
Par value	$108,060	$88,588
Premiums	29	30
Discounts and concession fees[1]	(23)	(25)
Fair value hedging adjustments	68	(22)
Total	$108,134	$88,571
1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds increased $19.6 billion or 22 percent at September 30, 2025, when compared to December 31, 2024. We increased our utilization of callable bonds in an effort to capture attractive funding and/or meet our liquidity requirements. Fair value hedging adjustments changed $90 million at September 30, 2025, when compared to December 31, 2024, driven primarily by volume and the interest rate environment.

For additional information on our consolidated obligations, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Capital

The following table summarizes information on our capital (dollars in millions):

	September 30, 2025	December 31, 2024
Capital stock	$6,474	$5,989
Retained earnings	3,731	3,491
Accumulated other comprehensive income (loss)	36	(29)
Total capital	$10,241	$9,451

Our capital increased $0.8 billion, or eight percent at September 30, 2025, when compared to December 31, 2024, primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for additional information on our capital.

Derivatives

    We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	September 30, 2025	December 31, 2024
Interest rate swaps
Non-callable	$168,404	$146,567
Callable by counterparty	14,429	8,335
Callable by the Bank	17	—
Total interest rate swaps	182,850	154,902
Forward settlement agreements	152	91
Mortgage loan purchase commitments	165	101
Total notional amount	$183,167	$155,094

The notional amount of our derivative contracts increased $28.1 billion, or eighteen percent, at September 30, 2025, when compared to December 31, 2024. The increase was primarily due to the utilization of interest rate swaps to hedge the growth in our consolidated obligations. During 2025, we increased our utilization of non-callable swaps on discount notes and advances, and callable swaps on consolidated obligation bonds in an effort to capture attractive funding and/or meet our liquidity requirements. For additional discussion regarding our use of derivatives, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the nine months ended September 30, 2025, proceeds from the issuance of bonds and discount notes were $86.9 billion and $1,175.7 billion compared to $35.5 billion and $1,352.2 billion for the same period in 2024. During the nine months ended September 30, 2025, although we increased our utilization of callable consolidated obligation bonds, we continued to issue discount notes in an effort to capture attractive funding and/or meet our liquidity requirements.

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of October 31, 2025, our consolidated obligations were rated AA+/A-1+ with a stable outlook by S&P. In May 2025, Moody’s downgraded the long-term U.S. sovereign rating to Aa1 with a stable outlook. Following this action, Moody’s also downgraded our long-term rating to Aa1 with a stable outlook and affirmed our P-1 short-term issuer rating. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2024 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At September 30, 2025 and December 31, 2024, the total par value of outstanding consolidated obligations for which we are primarily liable was $176.9 billion and $153.8 billion. At September 30, 2025 and December 31, 2024, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was $1,007.2 billion and $1,039.2 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President and CEO or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of October 31, 2025, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

    We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the nine months ended September 30, 2025, repayments of consolidated obligations totaled $1,239.0 billion compared to $1,409.2 billion for the same period in 2024.

During the nine months ended September 30, 2025, advance disbursements (excluding daily reset advances) totaled $557.5 billion compared to $311.4 billion for the same period in 2024. Advance disbursements vary from period to period depending on member needs. In addition, during the second quarter of 2024, we began offering an overnight advance with a one day maturity. The increase during the nine months ended September 30, 2025 was primarily due to member utilization of overnight advances. During both the nine months ended September 30, 2025 and 2024, investment purchases (excluding overnight investments) totaled $5.5 billion.

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

Liquidity Guidance AB – This guidance requires us to maintain sufficient liquidity for a period of 10 to 30 calendar days. The base case scenario requires 20 days of positive daily cash balances and assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including large, highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. At September 30, 2025 and December 31, 2024, we were in compliance with this base case liquidity guidance.
The Liquidity Guidance AB also specifies appropriate funding gap limits to address the risks associated with an FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of total assets. The guidance provides recommended funding gap maximums of negative 15 percent at the three-month horizon and negative 30 percent at the one-year horizon. At September 30, 2025 and December 31, 2024, we adhered to these funding gap requirements.
Capital

CAPITAL REQUIREMENTS

    We are subject to certain regulatory capital requirements. First, the FHLBank Act requires that we maintain at all times permanent capital greater than or equal to the sum of our credit, market, and operational risk capital requirements, all calculated in accordance with Finance Agency regulations. Only permanent capital, defined as the amounts paid-in for Class B capital stock (including MRCS), and retained earnings, can satisfy this risk-based capital requirement. Second, the FHLBank Act requires a minimum four percent capital-to-asset ratio, which is defined as total regulatory capital divided by total assets. Total regulatory capital includes Class B capital stock (including MRCS) and retained earnings. Third, the FHLBank Act imposes a five percent minimum leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. At September 30, 2025 and December 31, 2024, we did not hold any nonpermanent capital. At September 30, 2025 and December 31, 2024, we were in compliance with all three of the Finance Agency’s regulatory capital requirements.

    In addition to the requirements previously discussed, the Capital Stock AB requires each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets. For purposes of the Capital Stock AB, capital stock includes MRCS. The capital stock to total assets ratio is measured on a daily average basis at month end. At September 30, 2025 and December 31, 2024, we were in compliance with the Capital Stock AB.

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

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	September 30, 2025	December 31, 2024
Commercial banks	$3,041	$2,804
Savings institutions	95	122
Credit unions	858	928
Insurance companies	2,479	2,134
CDFIs	1	1
Total GAAP capital stock	6,474	5,989
MRCS	31	9
Total regulatory capital stock	$6,505	$5,998

The increase in regulatory capital stock held at September 30, 2025, when compared to December 31, 2024, was due primarily to an increase in activity-based capital stock resulting from an increase in advance balances. For additional information on our capital stock, refer to “Item 1. Financial Statements — Note 8 — Capital.”

Retained Earnings
Our risk management policies outline a targeted level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this targeted level and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve this level of retained earnings. At September 30, 2025 and December 31, 2024, our actual retained earnings exceeded our targeted level of retained earnings.
We entered into a JCE Agreement with all of the other Federal Home Loan Banks in 2011. Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of our average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At September 30, 2025 and December 31, 2024, our restricted retained earnings balance totaled $1.2 billion and $1.1 billion. One percent of our average balance of outstanding consolidated obligations for the three months ended September 30, 2025, was $1.9 billion.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Aggregate cash dividends paid[1]	$145	$141	$418	$424
Effective combined annualized dividend rate paid on capital stock[2]	9.16%	8.96%	9.15%	8.55%
Annualized dividend rate paid on membership capital stock	6.00%	6.00%	6.00%	5.19%
Annualized dividend rate paid on activity-based capital stock	9.75%	9.50%	9.75%	9.25%
Average SOFR	4.33%	5.28%	4.33%	5.30%
1    Includes aggregate cash dividends paid during the period. Amount excludes cash dividends paid on MRCS. For financial reporting purposes, these dividends were recorded as interest expense on our Statements of Income.
2    Effective combined annualized dividend rate is paid on total capital stock, including MRCS.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of our critical accounting estimates, refer to our 2024 Form 10-K. There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2025.

For a discussion of recently adopted or issued accounting standards, refer to “Item 1. Financial Statements — Note 2 — Recently Adopted and Issued Accounting Guidance.”

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Regulatory Environment

We are subject to various legal and regulatory requirements and priorities. Certain actions by the current federal executive administration are changing the regulatory environment, including regulatory priorities and areas of focus, such as deregulation, which have affected, and will likely continue to affect, certain aspects of our business operations, and could impact our financial condition, results of operations, and reputation.

As of the third quarter of 2025, the Finance Agency has rescinded the regulatory interpretation that had imposed detailed criteria on FHLBank acceptance of municipal securities as eligible collateral and outlined how to determine and verify eligibility of municipal bonds. We are reviewing this rescission and assessing the potential impact on our collateral eligibility policies. In addition, the Finance Agency has withdrawn two proposed rules published in 2024: (i) the proposed rule published in November 2024 that would have amended regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance and (ii) the proposed rule published in October 2024 that would have amended our capital requirements by modifying limits on our extensions of unsecured credit. In October 2025, the Finance Agency rescinded several ABs and certain technical guidance documents. We are reviewing these rescissions and assessing any potential impact they may have on us and our policies and procedures.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and the ultimate impact they may have on us and the FHLBank System. For a discussion of related risks, see “Item 1A. Risk Factors” in our 2024 Form 10-K.

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

We monitor and manage to MVE policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. At September 30, 2025 and December 31, 2024, our base case MVE was $10.3 billion and $9.4 billion, and the increase between periods was primarily due to an increase in activity-based capital stock. At September 30, 2025 and December 31, 2024, we were in compliance with all MVE policy limits.

MVCS represents our MVE divided by the total outstanding shares of our capital stock (including MRCS). To ensure we remain adequately capitalized, we must ensure our MVCS remains at or above our $100 par value. Our base case MVCS was $159.0 at September 30, 2025, compared to $156.7 at December 31, 2024. The increase in our base case MVCS was primarily attributable to the increase in retained earnings and improved valuations of multifamily MBS.

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

Effective January 1, 2025, our policy limit for the decline in projected AROCS from base case AROCS for the basis shock scenarios was updated from 175 to 100 basis points over a 24-month horizon. We were in compliance with all projected 24-month income policy limits at September 30, 2025 and December 31, 2024.

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

At September 30, 2025 and December 31, 2024, borrowers pledged $408.2 billion and $388.8 billion of collateral (net of applicable discounts) to support activity with us, including advances. At September 30, 2025 and December 31, 2024, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

We evaluate advances for credit losses on a quarterly basis. We have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of September 30, 2025 and December 31, 2024. Refer to “Item 1. Financial Statements — Note 4 — Advances” for additional information on our allowance for credit losses.

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

The following table presents the unpaid principal balance of our mortgage loans by product type (dollars in millions):

Product Type	September 30, 2025	December 31, 2024
Conventional	$13,510	$11,452
Government	357	365
Total unpaid principal balance	$13,867	$11,817

We manage the credit risk on mortgage loans by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our PFIs, and (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs.

We evaluate mortgage loans for credit losses on a quarterly basis and establish an allowance for credit losses to reflect management’s estimate of expected credit losses inherent in the portfolio. At both September 30, 2025 and December 31, 2024, we had an allowance for credit losses of $5 million on our conventional mortgage loans. At September 30, 2025, over 99 percent of our conventional loan portfolio was performing (i.e. current payment status) and charge-offs recorded during the nine months ended September 30, 2025, were less than one percent of the total conventional portfolio.

We have never experienced a credit loss on our government-insured mortgage loans. At September 30, 2025 and December 31, 2024, we determined no allowance for credit losses was necessary on our government-insured mortgage loans. Refer to “Item 1. Financial Statements — Note 5 — Mortgage Loans Held for Portfolio” for additional information on our allowance for credit losses and the payment status of our conventional mortgage loans.

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

Finance Agency regulations also limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. At September 30, 2025, we were in compliance with the regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

In addition, Finance Agency regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of regulatory capital and the counterparty’s overall credit rating. At September 30, 2025, we were in compliance with the regulatory limits established for unsecured credit.

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

At September 30, 2025, our unsecured short-term investment exposure consisted of overnight interest-bearing deposits and federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile (dollars in millions):

	September 30, 2025
	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
Domestic	$1,200	$3,190	$4,390
U.S. branches and agency offices of foreign commercial banks
Australia	1,390	—	1,390
Canada	—	2,200	2,200
Finland	850	—	850
France	—	300	300
Germany	1,500	—	1,500
Netherlands	—	750	750
Norway	600	—	600
Sweden	600	—	600
United Kingdom	—	600	600
Total U.S. branches and agency offices of foreign commercial banks	4,940	3,850	8,790
Total unsecured short-term investment exposure	$6,140	$7,040	$13,180
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

Investment Ratings

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	September 30, 2025
	Credit Rating[1]
	AAA	AA	A	Unrated	Total
Interest-bearing deposits[2]	$—	$1,201	$3,190	$—	$4,391
Securities purchased under agreements to resell	—	—	4,700	11,400	16,100
Federal funds sold	—	4,940	3,850	—	8,790
Investment securities:
MBS
GSE single-family	—	539	—	—	539
GSE multifamily	—	20,905	—	—	20,905
U.S. obligations single-family[3]	—	5,718	—	—	5,718
Private-label residential	—	—	—	2	2
Total MBS	—	27,162	—	2	27,164
Non-MBS
U.S. Treasury obligations[3]	—	6,592	—	—	6,592
Other U.S. obligations[3]	—	86	—	—	86
GSE and TVA obligations	—	711	—	—	711
State or local housing agency obligations	260	134	—	—	394
Other[4]	113	19	—	—	132
Total non-MBS	373	7,542	—	—	7,915
Total investments	$373	$40,845	$11,740	$11,402	$64,360
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
4    Consists of taxable municipal bonds.
We evaluate investments for credit losses on a quarterly basis. At September 30, 2025 and December 31, 2024, we determined no allowance for credit losses was necessary on our investments. Refer to “Item 1. Financial Statements — Note 3 — Investments” for additional information on our allowance for credit losses.

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

Uncleared derivative transactions executed on or after September 1, 2022 are subject to two-way initial margin requirements as mandated by the Dodd-Frank Act, if our aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of October 31, 2025, we were not required to post initial margin on our uncleared derivative transactions in accordance with the noted regulations.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	September 30, 2025
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Non-cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
AA2	$172	$11	$(11)	$—	$—
A	2,873	28	(27)	—	1
BBB[2]	4,452	19	(19)	—	—
Liability positions with credit exposure
Cleared derivatives[3]	159,613	(37)	1	1,442	1,406
Total derivative positions with credit exposure to non-member counterparties	167,110	21	(56)	1,442	1,407
Member institutions[2,4]	62	—	—	—	—
Total	167,172	$21	$(56)	$1,442	$1,407
Derivative positions without credit exposure	15,995
Total notional	$183,167
1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.
2    Net credit exposure is less than $1 million.
3    Represents derivative transactions cleared with CME Clearing and LCH Ltd., our clearinghouses. CME Clearing is not rated, but its parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by S&P at September 30, 2025. LCH Ltd. was rated AA- by S&P at September 30, 2025.
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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to “Item 1. Financial Statements — Note 10 — Commitments and Contingencies” for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2024 Form 10-K. There have been no material changes to our risk factors during the nine months ended September 30, 2025.

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

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	November 7, 2025

By:	/s/ Kristina K. Williams
Kristina K. Williams President and Chief Executive Officer

By:	/s/ James G. Livingston
James G. Livingston Chief Financial Officer (Principal Financial and Accounting Officer)