Form 10-K
period 2025-12-31
Federal Home Loan Bank of Des Moines
filed 2026-03-10
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 17 CFR 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2025, the aggregate par value of the stock held by current and former members of the registrant was $6,694,016,600. At February 28, 2026, 73,091,289 shares of stock were outstanding.

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

PART I

ITEM 1. BUSINESS
OVERVIEW
The Bank is a federally chartered corporation and is one of 11 district FHLBanks. The FHLBanks are GSEs and were created under the authority of the FHLBank Act to serve the public by enhancing the availability of funds for residential mortgages and targeted community development. The Bank is regulated by the Finance Agency.
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
The following table summarizes our membership by type of institution:

	December 31,
Institutional Entity	2025	2024
Commercial banks	847	867
Savings institutions	25	26
Credit unions	275	273
Insurance companies	75	73
CDFIs	7	7
Total	1,229	1,246

The following table summarizes our membership by asset size:

	December 31,
Membership Asset Size[1]	2025	2024
Depository institutions[2]
Less than $100 million	13%	14%
$100 million to $500 million	47	46
Greater than $500 million	34	34
Insurance companies
$100 million to $500 million	1	1
Greater than $500 million	5	5
Total	100%	100%

1    Membership asset size is based on preceding September 30th financial information received from members.
2    Depository institutions consist of commercial banks, savings institutions, credit unions, and CDFIs.

Our membership level declined slightly during 2025 due primarily to member consolidations, offset in part by new members. At December 31, 2025, approximately 62 percent of our members were CFIs. For 2025, CFIs were defined under the FHLBank Act to include all FDIC insured institutions with average total assets over the previous three-year period of less than $1.5 billion. The FHLBank Act also permits borrowers that qualify as a CFI to pledge certain CFI-specific collateral to the extent that we accept those loans as collateral for advances.

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

•Variable Rate Advances. These advances have interest rates that reset periodically to a specified interest rate index such as SOFR.

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
For the years ended December 31, 2025, 2024, and 2023, advances represented 58, 60, and 65 percent of our total average assets and generated 59, 63, and 68 percent of our total interest income. For additional information on our advances, including our top five borrowers, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances.” In addition, refer to “Item 1A. Risk Factors” for a discussion on our exposure to customer concentration risk.

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
Mortgage Loans
We invest in mortgage loans through the MPF program, a secondary mortgage market structure developed by the FHLBank of Chicago to help fulfill the housing mission of the FHLBanks. In the past, we also acquired mortgage loans purchased under the MPP; however, we currently do not purchase mortgage loans under this program. For the years ended December 31, 2025, 2024, and 2023, mortgage loans represented seven, six, and five percent of our total average assets and generated seven, five, and three percent of our total interest income.
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
MPF Loan Volume
Our member base for MPF loans is primarily a diverse mix of commercial banks and credit unions. Our ability to price MPF loans, coupled with changes in the interest rate environment, has allowed us to serve the liquidity needs of a broad range of members. During the years ended December 31, 2025, 2024, and 2023, we purchased $4.1 billion, $3.0 billion, and $2.4 billion of MPF loan products (excluding off-balance sheet loan products). In addition, we had off-balance sheet loan volumes of $0.3 billion during each of the years ended December 31, 2025, 2024, and 2023.
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
Investments
We maintain an investment portfolio primarily to provide liquidity as well as investment income. Our investment portfolio consists of both short- and long-term investments. Our short-term investments may include, but are not limited to, interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, certificates of deposit, commercial paper, and U.S. Treasury obligations. Our long-term investments may include, but are not limited to, U.S. Treasury obligations, other U.S. obligations, GSE and TVA obligations, state or local housing agency obligations, taxable municipal bonds, and agency MBS. For the years ended December 31, 2025, 2024, and 2023, investments represented 34, 32, and 29 percent of our total average assets and generated 34, 32, and 29 percent of our total interest income.

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
Consolidated Obligations
Our primary source of funding and liquidity is the issuance of debt securities, referred to as consolidated obligations, in the capital markets. Consolidated obligations (bonds and discount notes) are the joint and several obligations of all FHLBanks and are backed only by the financial resources of the FHLBanks. They are not obligations of the U.S. Government, and the U.S. Government does not guarantee them. In May 2025, Moody’s downgraded the long-term U.S. sovereign credit rating to Aa1 with a stable outlook. Following this action, Moody’s also downgraded our long-term credit rating to Aa1 with a stable outlook and affirmed our P-1 short-term issuer credit rating. As of February 28, 2026, our consolidated obligations remained rated Aa1/P-1 by Moody’s and AA+/A-1+ by S&P, with stable outlooks, and AA+ with a stable outlook by Fitch Ratings.
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
Retained Earnings
Our risk management policies outline a targeted level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this targeted level and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve this level of retained earnings. At December 31, 2025 and 2024, our actual retained earnings exceeded our targeted level of retained earnings.
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

Workforce Profile

Our workforce is primarily comprised of corporate employees, with our principal operations in one location. As of December 31, 2025, we had 357 employees, 352 full-time and five part-time. We strive to both develop talent from within the organization and supplement with external hires. As of December 31, 2025, the average tenure of our employees was eight years. There are no collective bargaining agreements with our employees.

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

•Benefits – health insurance, life and accidental death and dismemberment insurance, supplemental life insurance, retirement plan benefits, and healthcare concierge;

•Wellness program – lifestyle spending account, employee assistance program, interactive education sessions, online wellness portal, on-site gym, wellness incentive program, and ergonomic work environment;

•Time away from work – including PTO, holidays, and volunteer opportunities;

•Culture – Employee councils and business resource groups, community involvement, as well as various cultural initiatives;

•Work/Life balance – short-term disability, parental and military leave, bereavement, jury duty, and court appearance leaves, as well as flexible scheduling and remote working options, including a hybrid working model;

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

AFFORDABLE HOUSING AND COMMUNITY INVESTMENT
The FHLBank Act requires each FHLBank to establish and fund an AHP, which provides direct grants or subsidies for below-market rate advances to members who provide the funds to assist in the purchase, construction, or rehabilitation of affordable housing for very low-, low-, or moderate-income households. Annually, the FHLBanks recognize AHP assessment expense equal to the greater of 10 percent of their annual income subject to assessment, or their prorated portion of the sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million. For purposes of the statutory AHP assessment, income subject to assessment is defined as net income before AHP assessments, plus interest expense related to MRCS. We accrue the AHP assessment monthly based on our income subject to assessment and reduce our AHP liability as program funds are distributed. In addition to the required AHP assessment, our Board may elect to make voluntary contributions to the AHP. The income statement effects of our voluntary contributions reduce net income before assessments which, in turn, reduces the statutory AHP assessment each year. As such, we have committed to make supplemental voluntary contributions to AHP by an amount that equals what the statutory AHP assessment would be in the absence of these effects. In addition to the statutory assessment, during 2025 we voluntarily accrued $15 million for use in the AHP, including the supplemental voluntary contributions to AHP. For additional information on our AHP, refer to “Item 8. Financial Statements and Supplementary Data — Note 10 — Affordable Housing Program.”
In addition to our statutory AHP, we offer our members voluntary programs to further our housing mission and provide support for affordable housing and community development initiatives. These initiatives include, but are not limited to, our Member Impact Fund, Mortgage Rate Relief, Housing Affordability Advance (formerly known as the Habitat for Humanity® Advance Rate Discount), and additional voluntary contributions to AHP, as mentioned above. Our Member Impact Fund is a discretionary program in which we match member donations to local housing and community development organizations. Mortgage Rate Relief is designed to make homeownership attainable for borrowers at or below 80 percent of the area median income, by providing them an interest rate that is lower than the current market rate. In 2026, in recognition of the district and national need to expand the supply of affordable housing, we expanded our Habitat for Humanity® Advance Rate Discount to be the Housing Affordability Advance. The program continues to provide advances with an interest rate below the customary interest rate for non-subsidized advances with similar terms to members that originate or purchase mortgage loans from a Habitat for Humanity® affiliate, but is also available to non-depository CDFIs. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Affordable Housing Program Assessments” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Supporting Housing and Community Investment” for details on our initiatives in 2025.
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
The Finance Agency supervises and regulates the FHLBanks and the Office of Finance. The Finance Agency has a statutory responsibility and corresponding authority to ensure that the FHLBanks operate in a safe and sound manner. Consistent with that duty, the Finance Agency has an additional responsibility to ensure the FHLBanks carry out their housing and community development finance mission. In order to carry out those responsibilities, the Finance Agency establishes regulations governing the FHLBanks, conducts ongoing off-site monitoring and supervisory reviews, performs periodic on-site examinations, and requires the FHLBanks to submit monthly and quarterly information regarding their financial condition, results of operations, and risk metrics.

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
WE COULD BE ADVERSELY AFFECTED BY OUR EXPOSURE TO CUSTOMER CONCENTRATION RISK
We are subject to customer concentration risk as a result of our reliance on a relatively small number of member institutions for a large portion of our total advances and resulting interest income. At December 31, 2025 and 2024, advances outstanding to our top five borrowers totaled $51.6 billion and $31.3 billion, representing 47 and 31 percent of our total advances outstanding. At December 31, 2025 and 2024, our single largest borrower, Athene Annuity and Life Company, accounted for 21 percent and 16 percent of total advances outstanding and for approximately 19 percent and nine percent of advance interest income for the years ended December 31, 2025 and 2024. Advance balances with members could change due to factors such as a change in member demand or borrowing capacity, which can be influenced by economic conditions, relocation of members out of our district, or members with affiliated institutions located outside of our district choosing to do business with another FHLBank. In addition, advance balances could change as a result of new or modified legislation impacting us or our members or regulations or other directives adopted by the Finance Agency or other financial services regulators. If we experience a decrease in the amount of business with our top five borrowers, our financial condition and results of operations could be negatively affected. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition — Advances” for additional information on our top five borrowers.
MEMBER CONSOLIDATIONS AND FAILURES COULD ADVERSELY AFFECT OUR BUSINESS
Member consolidations and failures could reduce the number of current and potential members in our district. During 2025, our number of members declined slightly; however, if the number of member consolidations and/or failures were to accelerate, we could experience a reduction in the level of our members’ advance and other business activities. This loss of business could negatively impact our business operations, financial condition, and results of operations.

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
Our financial condition, results of operations, and ability to pay dividends could be negatively affected by changes in one or more of these conditions. Additionally, our business and results of operations may be affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve, which regulates the supply of money and credit in the U.S. The Federal Reserve’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities. For example, in response to changes in inflation and employment rates, the FOMC increased and subsequently decreased the target range for the federal funds rate in recent years. Any future rate changes will continue to impact our business as well as the business of our members.
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

ACTUAL OR PERCEIVED CHANGES IN THE FHLBANKS’ CREDIT RATINGS AS WELL AS THE U.S. GOVERNMENT’S CREDIT RATING COULD ADVERSELY AFFECT OUR BUSINESS
Our consolidated obligations are currently rated AA+/A-1+ with a stable outlook by S&P and Aa1/P-1 with a stable outlook by Moody’s. In addition, our consolidated obligations are currently rated AA+ with a stable outlook by Fitch Ratings. These ratings are subject to reduction or withdrawal at any time by a NRSRO, and the FHLBank System may not be able to maintain these credit ratings. For example, in May 2025, Moody’s downgraded the long-term U.S. sovereign credit rating to Aa1 with a stable outlook. Following this action, Moody’s also downgraded our long-term credit rating to Aa1 with a stable outlook and affirmed our P-1 short-term issuer credit rating. Adverse rating agency actions on the FHLBank System or U.S. Government may reduce investor confidence and negatively affect our cost of funds and ability to issue consolidated obligations on acceptable terms, which could adversely impact our financial condition and results of operations.
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
GENERAL RISK FACTORS
THE INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD ADVERSELY IMPACT OUR BUSINESS
We rely heavily upon our employees in order to successfully execute our business and strategies. The success of our business mission depends, in large part, on our ability to attract and retain key personnel with required talents and skills. We may be unable to hire or retain key personnel with the needed talents or skills if we fail to offer a competitive employment package and work arrangements. In addition, if we fail to develop and execute a succession plan, our business operations could be adversely impacted.
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
GOVERNANCE
Our Information Security Department is led by the CIOO, who reports to the President and CEO. Our CIOO establishes our strategic direction and provides executive support for our information security program, and has significant experience in information systems and information security. Refer to “Item 10. Directors, Executive Officers and Corporate Governance” for more information.
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
Our Technology and Operations Committee provides independent and integrated oversight over our information security program, physical security program, business continuity program, security policies and procedures, and security exceptions and violations. This committee is comprised of leadership representatives from our operational risk, information security, IT, and legal departments, as well as other departments that provide both specific technical and multidisciplinary expertise to the committee. This committee is responsible for reviewing and approving our Information Security Policy, prior to submission to the Board’s Technology Committee. It also receives regular, prompt, and periodic information from the Information Security Department, which in turn provides periodic, regular, and prompt reporting to the Technology Committee of the Board of Directors on topics such as threat intelligence, major cybersecurity risk areas, technologies and best practices, and any cybersecurity incidents that may have impacted us, as well as risk assessment, management, and monitoring updates, as applicable or needed.
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
Our Board of Directors receives regular presentations and reports throughout the year on cybersecurity and information security addressing a broad range of topics. These topics include, but are not limited to, updates on technology trends, regulatory developments, legal issues, policies and practices, information security resources, environmental threats and vulnerability assessments, and efforts to prevent, detect, and respond to potential gaps, internal and external incidents, and critical threats. Our CIOO meets regularly with our Board of Directors to discuss cybersecurity and information security risks. Our Board of Directors is also required to complete cybersecurity training and participate in a cloud computing education session annually. Our policies and processes are designed such that the Board of Directors would receive prompt and timely information from Bank management on any cybersecurity or information security incident or threat that may pose significant risk to us and would continue to receive regular reports on any incident until its conclusion.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We are a cooperative. This means we are owned by our customers, whom we call members. Our current and former members own all of our outstanding capital stock. Our capital stock is not publicly traded and has a par value of $100 per share. All shares are issued, redeemed, or repurchased by us at the stated par value. Our capital stock may be redeemed with a five year notice from the member or voluntarily repurchased by us at par value, subject to certain limitations set forth in our Capital Plan. At February 28, 2026, we had 1,216 current members that held 72 million shares of capital stock and 20 former members that held one million shares of MRCS.
For information on our dividends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital — Dividends.”

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our MD&A is designed to provide information that will help the reader develop a better understanding of our financial statements, changes in our financial statements from year to year, and the primary factors driving those changes. Readers also should carefully review “Forward-Looking Information” and “Item 1A. Risk Factors” for a description of the forward-looking statements contained in this annual report on Form 10-K and a discussion of the factors that might cause our actual results to differ, perhaps materially, from these forward-looking statements. Unless expressly stated otherwise, the comparisons presented in this MD&A refer to the year-over-year comparison of changes in our financial condition and results of operations as of and for the years ended December 31, 2025 and December 31, 2024. Discussion of 2023 items and the year-over-year comparison of changes in our financial condition and results of operations as of and for the years ended December 31, 2024 and December 31, 2023 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K, filed with the SEC on March 7, 2025.

Our MD&A is organized as follows:

EXECUTIVE OVERVIEW

Liquidity Mission
We provide liquidity to our members to support the housing, business, and economic development needs of their communities. Members pledge mortgage loans and other collateral to access our core liquidity products of advances, letters of credit, and mortgage loans held for portfolio under the MPF program. During the year ended December 31, 2025, advance balances averaged $108.1 billion, letters of credit averaged $18.4 billion, mortgage loan balances averaged $13.2 billion, and we held an average of $29.9 billion of short-term assets as a ready source of liquidity for our members.

Affordable Housing and Community Impact
Our housing and community development programs are central to our mission. We contribute 10 percent of our net income each year to our AHP, a grant program that supports the creation, rehabilitation, or purchase of affordable housing. This program includes a competitive AHP and two down payment assistance products called Home$tart and the Native American Homeownership Initiative. During the year ended December 31, 2025, we accrued statutory AHP assessments of $98 million and voluntarily accrued $15 million, to be awarded through this program.

In addition to our AHP, we offer our members voluntary programs to further our housing mission. During the year ended December 31, 2025, we recorded a total of $78 million in voluntary community and housing contributions, including the voluntary AHP contribution. Through our voluntary programs during 2025, we:
•provided $23 million in 0% rate advances to members that originated or purchased mortgage loans from a Habitat for Humanity® affiliate and recorded $5 million in subsidy expense;
•funded $346 million of home mortgages with an interest rate lower than the current market rate under the Mortgage Rate Relief program, which provided $30 million in grants for those seeking affordable homeownership;
•recorded contributions of $26 million to our Member Impact Fund to match member donations to local housing and community development organizations; and
•provided $2 million in support of communities impacted by floods in Alaska.

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
In 2025, we reported net income of $881 million compared to $914 million in the prior year.
Net interest income decreased $86 million when compared to the prior year primarily due to the yield on interest-earning assets declining quicker than the cost of interest-bearing liabilities driven primarily by changes in interest rates, which also reduced earnings on invested capital, and a decrease in certain longer-term advances. The decline in net interest income was offset in part by mortgage loan and MBS portfolio growth, as well as the call of higher-costing consolidated obligation bonds.

Other income (loss) increased $63 million when compared to the prior year primarily due to the net changes in the fair value of our trading securities, fair value option instruments, and economic derivatives, including the related interest settlements.

Other expense increased $12 million when compared to the prior year primarily due to an increase in voluntary community and housing contributions.

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional discussion on our results of operations.

Our total assets increased to $186.5 billion at December 31, 2025, from $165.3 billion at December 31, 2024, driven primarily by an increase in advances and investments. Advances increased $10.3 billion due mainly to an increase in borrowings by large depository institution members and insurance companies. Investments increased $9.0 billion due in part to an increase in securities purchased under agreements to resell, as well as the purchase of agency MBS and U.S. Treasury obligations.

Total capital increased to $10.5 billion at December 31, 2025, from $9.5 billion at December 31, 2024, primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. Our regulatory capital ratio decreased to 5.54 percent at December 31, 2025, from 5.74 percent at December 31, 2024, but remained above the required regulatory limit at each period end. Regulatory capital includes capital stock, MRCS, and retained earnings.

Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

In late 2024 and continuing into 2025, the FOMC began reducing the target range for the federal funds rate, in light of the progress on inflation. The FOMC reduced the target range for the federal funds rate by 0.25 percent in October 2025, and an additional 0.25 percent in December 2025, to a range of 3.50 to 3.75 percent. In December 2025, the FOMC stated that recent indicators suggest that economic activity has been expanding at a moderate pace. Job gains have slowed this year, and the unemployment rate has edged up. In addition, inflation has moved up and remains somewhat elevated. More recently, in January 2026, the FOMC maintained the target range for the federal funds rate and stated that the unemployment rate has shown some signs of stabilization.

The following table shows information on key market interest rates1:

	12-Month Average		Period End
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Federal funds	4.21%	5.15%	3.64%	4.33%
SOFR	4.24	5.15	3.87	4.49
2-year U.S. Treasury	3.81	4.37	3.47	4.25
10-year U.S. Treasury	4.29	4.21	4.18	4.58
30-year residential mortgage note	6.60	6.72	6.15	6.85
1    Source: Bloomberg.

Mortgage Markets

During 2025, mortgage rates were lower compared to 2024; however, remained elevated. The primary driver of activity within the mortgage markets during 2025 was home purchases. New and existing home sales increased relative to the prior year, as well as home prices and prepayment activity.

SELECTED FINANCIAL DATA

The following tables present selected financial data for the periods indicated (dollars in millions):

	December 31,
Statements of Condition	2025	2024	2023	2022	2021
Cash and due from banks	$44	$41	$31	$89	$295
Investments[1]	61,015	52,032	49,828	43,381	33,442
Advances	110,230	99,951	122,530	111,202	44,111
Mortgage loans held for portfolio, net[2]	14,540	11,896	9,967	8,348	7,578
Total assets	186,499	165,253	184,406	164,169	85,852
Consolidated obligations
Discount notes	84,620	64,680	54,537	69,170	22,348
Bonds	89,249	88,571	116,961	84,337	55,205
Total consolidated obligations[3]	173,869	153,251	171,498	153,507	77,553
Mandatorily redeemable capital stock	30	9	12	15	29
Total liabilities	176,012	155,802	174,575	155,418	80,014
Capital stock — Class B putable	6,509	5,989	6,873	6,250	3,364
Retained earnings	3,797	3,491	3,138	2,618	2,390
Accumulated other comprehensive income (loss)	181	(29)	(180)	(117)	84
Total capital	10,487	9,451	9,831	8,751	5,838
Regulatory capital ratio[4]	5.54	5.74	5.44	5.41	6.74

	For the Years Ended December 31,
Statements of Income	2025	2024	2023	2022	2021
Net interest income	$1,150	$1,236	$1,306	$683	$381
Provision (reversal) for credit losses on mortgage loans	1	(1)	1	4	—
Other income (loss)[5]	100	37	(15)	(40)	4
Voluntary community and housing contributions	78	68	47	3	—
All other expense[6]	192	190	174	158	156
AHP assessments	98	102	107	48	23
Net income	881	914	962	430	206
Selected Financial Ratios
Net interest spread[7]	0.37%	0.41%	0.43%	0.48%	0.39%
Net interest margin[8]	0.62	0.70	0.72	0.61	0.44
Return on average equity	8.71	9.52	10.30	6.33	3.48
Return on average capital stock	13.84	14.56	14.41	9.78	5.92
Return on average assets	0.47	0.51	0.52	0.38	0.23
Average equity to average assets	5.41	5.36	5.02	6.02	6.73

1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, AFS securities, and HTM securities.

2    Includes an allowance for credit losses of $6 million, $5 million, $6 million, $5 million, and $1 million at December 31, 2025, 2024, 2023, 2022, and 2021.

3    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $1,151.8 billion, $1,193.0 billion,$1,204.3 billion, $1,181.7 billion, and $652.9 billion at December 31, 2025, 2024, 2023, 2022, and 2021.

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

RESULTS OF OPERATIONS

Net Interest Income

Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and yields/costs of major asset and liability categories (dollars in millions):

	For the Years Ended December 31,
	2025			2024			2023
	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]
Interest-earning assets
Interest-bearing deposits	$4,466	4.34%	$194	$5,189	5.21%	$270	$4,342	5.01%	$217
Securities purchased under agreements to resell	13,178	4.29	565	10,029	5.29	530	10,589	5.12	542
Federal funds sold	12,211	4.30	526	12,875	5.21	671	14,911	5.07	757
MBS[4,5,6]	26,491	5.13	1,360	23,854	6.03	1,438	18,957	5.95	1,128
Other investments[4,5,6,7]	7,223	3.86	278	5,094	3.83	195	4,322	3.70	160
Advances[5,8]	108,091	4.70	5,080	107,422	5.60	6,013	120,027	5.44	6,533
Mortgage loans[9]	13,181	4.57	602	10,893	4.14	452	9,019	3.54	319
Loans to other FHLBanks	7	4.35	—	2	5.44	—	23	5.08	1
Total interest-earning assets	184,848	4.65	8,605	175,358	5.46	9,569	182,190	5.30	9,657
Non-interest-earning assets	2,060	—	—	3,623	—	—	3,703	—	—
Total assets	$186,908	4.60%	$8,605	$178,981	5.35%	$9,569	$185,893	5.20%	$9,657
Interest-bearing liabilities
Deposits	$1,292	3.38%	$44	$1,244	4.34%	$54	$1,127	4.21%	$47
Consolidated obligations
Discount notes[5]	66,953	4.22	2,829	68,202	5.07	3,456	60,662	4.80	2,910
Bonds[5]	105,870	4.33	4,578	95,527	5.05	4,821	109,589	4.92	5,392
Other interest-bearing liabilities[10]	44	7.87	4	28	6.93	2	23	6.98	2
Total interest-bearing liabilities	174,159	4.28	7,455	165,001	5.05	8,333	171,401	4.87	8,351
Non-interest-bearing liabilities	2,637	—	—	4,385	—	—	5,159	—	—
Total liabilities	176,796	4.22	7,455	169,386	4.92	8,333	176,560	4.73	8,351
Capital	10,112	—	—	9,595	—	—	9,333	—	—
Total liabilities and capital	$186,908	3.99%	$7,455	$178,981	4.66%	$8,333	$185,893	4.49%	$8,351
Net interest income and spread[11]		0.37%	$1,150		0.41%	$1,236		0.43%	$1,306
Net interest margin[12]		0.62%			0.70%			0.72%
Average interest-earning assets to interest-bearing liabilities		106.14%			106.28%			106.29%
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
6    Interest income on investment securities includes prepayment fees, net of related amortization, of less than $1 million, $7 million, and $11 million for the years ended December 31, 2025, 2024, and 2023.
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
11    Represents yield on total interest-earning assets minus cost of total interest-bearing liabilities. Amounts used to calculate net interest spread are based on numbers in actuals. Accordingly, recalculations using numbers in millions may not produce the same results.
12    Represents net interest income expressed as a percentage of average interest-earning assets. Amounts used to calculate net interest margin are based on numbers in actuals. Accordingly, recalculations using numbers in millions may not produce the same results.

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

	2025 vs. 2024			2024 vs. 2023
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$(35)	$(41)	$(76)	$44	$9	53
Securities purchased under agreements to resell	147	(112)	35	(29)	17	(12)
Federal funds sold	(33)	(112)	(145)	(106)	20	(86)
MBS	150	(228)	(78)	295	15	310
Other investments	82	1	83	29	6	35
Advances	37	(970)	(933)	(706)	186	(520)
Mortgage loans	100	50	150	73	60	133
Loans to other FHLBanks	—	—	—	(1)	—	(1)
Total interest income	448	(1,412)	(964)	(401)	313	(88)
Interest expense
Deposits	2	(12)	(10)	5	2	7
Consolidated obligations
Discount notes	(62)	(565)	(627)	376	170	546
Bonds	489	(732)	(243)	(710)	139	(571)
Other interest-bearing liabilities	1	1	2	—	—	—
Total interest expense	430	(1,308)	(878)	(329)	311	(18)
Net interest income	$18	$(104)	$(86)	$(72)	$2	$(70)

NET INTEREST SPREAD AND MARGIN
Net interest spread represents the yield on total interest-earning assets minus the cost of total interest-bearing liabilities. Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. Our net interest spread decreased during 2025, when compared to 2024 due to the yield on our interest-earning assets declining quicker than the cost of our interest-bearing liabilities, driven primarily by changes in interest rates and a decline in certain longer-term advances. The decline in net interest spread was offset in part by mortgage loan and MBS portfolio growth, as well as the call of higher-costing consolidated obligation bonds. Our net interest income does not include net interest settlements on economic hedges, which are recorded in other income (loss). As a result, our net interest spread does not reflect the full impact of our funding and hedging strategies and may experience volatility as interest rates change.

Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. Our net interest margin decreased during 2025, when compared to 2024 due primarily to lower net interest spread and lower interest rates, which reduced our earnings on invested capital.

ADVANCE PREPAYMENT FEES
The following table summarizes our advance prepayment fees (dollars in millions):

	For the Years Ended
	December 31,
	2025	2024	2023
Prepayment fees on advances, gross[1]	$12	$2	$(4)
Basis adjustment amortization	(1)	3	31
Deferred prepayment fees on modified advances	(1)	(1)	—
Prepayment fees on advances, net	$10	$4	$27
1    Includes symmetrical fees on advances for which we may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates.

Other Income (Loss)

    The following table summarizes the components of other income (loss) (dollars in millions):

	For the Years Ended
	December 31,
	2025	2024
Net gains (losses) on trading securities	$97	$18
Net gains (losses) on financial instruments held under fair value option	12	(31)
Net gains (losses) on derivatives	(51)	8
Other, net	42	42
Total other income (loss)	$100	$37

Other income (loss) increased $63 million during 2025 when compared to 2024, primarily due to the net change in fair value on our trading securities, fair value option instruments, and economic derivatives, including the related interest settlements. We utilize economic derivatives to hedge certain instruments held at fair value that do not qualify for fair value hedge accounting. These fair value elections are made primarily in an effort to mitigate the potential income statement volatility that can arise when an economic derivative is adjusted for changes in fair value, but the related hedged item is not. As a result, we review the related gains (losses) on these items on a net basis. During 2025, we recorded net combined gains of $58 million on our trading securities, fair value option instruments, and the related economic derivatives, compared to net combined losses of $5 million in 2024. The net increase was primarily driven by changes in interest rates. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our economic derivatives.

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2025
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$21	$4	$1	$—	$—	$—	$26
Net gains (losses) on derivatives and hedged items	1	(15)	—	(1)	(5)	—	(20)
Price alignment amount on derivatives	(9)	(17)	—	—	(3)	—	(29)
Net interest settlements on derivatives[2]	440	222	—	(9)	(13)	—	640
Total impact to net interest income	453	194	1	(10)	(21)	—	617
Other income (loss):
Net gains (losses) on derivatives
Gains (losses) related to derivatives not designated as hedging instruments[3]	—	(29)	—	(23)	—	—	(52)
Price alignment amount on derivatives	—	—	—	—	—	1	1
Total net gains (losses) on derivatives	—	(29)	—	(23)	—	1	(51)
Net gains (losses) on trading securities[4]	—	97	—	—	—	—	97
Net gains (losses) on financial instruments held under fair value option[4]	—	—	—	12	—	—	12
Total impact to other income (loss)	—	68	—	(11)	—	1	58
Total net effect of hedging activities[5]	$453	$262	$1	$(21)	$(21)	$1	$675

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Year Ended December 31, 2024
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion[1]	$39	$13	$1	$—	$(8)	$—	$45
Net gains (losses) on derivatives and hedged items	1	(14)	—	—	19	—	6
Price alignment amount on derivatives	(42)	(32)	—	—	(1)	—	(75)
Net interest settlements on derivatives[2]	858	378	—	—	(195)	—	1,041
Total impact to net interest income	856	345	1	—	(185)	—	1,017
Other income (loss):
Net gains (losses) on derivatives
Gains (losses) related to derivatives not designated as hedging instruments[3]	—	71	(1)	(64)	—	—	6
Price alignment amount on derivatives	—	—	—	—	—	2	2
Total net gains (losses) on derivatives	—	71	(1)	(64)	—	2	8
Net gains (losses) on trading securities[4]	—	18	—	—	—	—	18
Net gains (losses) on financial instruments held under fair value option[4]	—	—	—	(31)	—	—	(31)
Total impact to other income (loss)	—	89	(1)	(95)	—	2	(5)
Total net effect of hedging activities[5]	$856	$434	$—	$(95)	$(185)	$2	$1,012

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

PRICE ALIGNMENT AMOUNT ON DERIVATIVES

The price alignment amount on derivatives for which variation margin is characterized as a daily settled contract fluctuates with changes in the interest rate environment. The price alignment amount on derivatives that qualify for fair value hedge accounting is recorded in net interest income. The price alignment amount on economic derivatives is recorded in other income (loss) as “Net gains (losses) on derivatives” on our Statements of Income.

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

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Years Ended
	December 31,
	2025	2024
Compensation and benefits	$82	$78
Contractual services	27	26
Professional fees	14	19
Other operating expenses	24	21
Total operating expenses	147	144
Voluntary community and housing contributions	78	68
Federal Housing Finance Agency	14	14
Office of Finance	10	10
Other, net	21	22
Total other expense	$270	$258

Other expense increased $12 million during 2025 when compared to 2024, primarily due to an increase in voluntary community and housing contributions and compensation and benefits. This increase was offset in part by a decline in professional fees, driven primarily by lower contract labor costs.

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

In addition to statutory AHP assessments, the FHLBanks are committed to making voluntary contributions representing five percent or more of their earnings in support of affordable housing and community investment initiatives, collectively referred to as voluntary contributions.

The following table provides the calculation of our voluntary contribution targets (dollars in millions):

	For the Years Ended
	December 31,
	2025	2024
Prior year net income before assessment	$1,016	$1,069
Adjustment:
Prior year interest expense on MRCS	1	1
Prior year net income subject to assessment	$1,017	$1,070

Unadjusted voluntary contribution commitment (5%)	$51	$54
Adjustment:
Adjustment for prior year voluntary contributions[1]	3	2
Voluntary contribution commitment target	$54	$56
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

We provided voluntary initiatives that support affordable housing and community investments, which are recorded within “Other expense” on our Statements of Income. The following table provides the components of how we fulfilled our voluntary contribution commitment (dollars in millions):

	For the Years Ended
	December 31,
	2025	2024
Voluntary contributions
Affordable housing	$35	$51
Voluntary AHP[1]	7	6
Community investment	26	4
Disaster relief and climate resiliency	2	—
Voluntary contribution fulfillment	$70	$61

Fulfillment, as a percent of prior year net income subject to assessment, as adjusted	6.5%	5.5%
1     Excludes $8 million and $7 million of supplemental voluntary contributions to AHP for the years ended December 31, 2025 and 2024. The income statement effects of the voluntary programs reduce net income before assessments which, in turn, reduces the statutory AHP assessment each year. We have committed to make supplemental voluntary contributions to AHP by an amount that equals what the statutory AHP assessment would be in the absence of these effects.

Based on the amount of net income subject to assessment in 2025, our five percent voluntary contribution commitment target for 2026 will be $53 million (excluding supplemental voluntary AHP contributions). In 2026, we also expect to award 2025 statutory AHP assessments of $98 million.

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

The following table provides a calculation of the net income subject to assessment, adjusted for voluntary contribution fulfillment, to show how our supplemental voluntary AHP contribution restores the AHP amounts to 10 percent of earnings absent the five percent voluntary commitment fulfillment (dollars in millions):

	For the Years Ended
	December 31,
	2025	2024
Net income subject to statutory assessment	$979	$1,016
Adjustment:
Voluntary commitment fulfillment, recognized in net income[1]	70	61
Supplemental AHP contributions for the current year[2]	8	7
Net income subject to assessment, as adjusted	$1,057	$1,084
10% of net income subject to assessment, as adjusted[3]	$106	$109

Statutory AHP assessments	$98	102
Supplemental voluntary AHP contributions for the current year[2]	8	7
Total statutory AHP assessment and supplemental voluntary AHP contributions for the current year	$106	$109
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

The AHP helps members to provide grants or subsidized advances to support the acquisition, development, or rehabilitation of affordable rental or owner-occupied housing. All operating and administrative costs for the AHP are included in our operating expenses, so all AHP contributions go directly to support affordable housing projects and eligible households. For the years ended December 31, 2025 and 2024, AHP contributions were used to award $107 million and $103 million in grants that funded 58 projects and 59 projects that provided approximately 1,927 and 2,100 units of affordable housing. In addition, during the years ended December 31, 2025 and 2024, a portion of AHP was allocated to our down payment products, which support homeownership for households with incomes at or below 80 percent of the area median, adjusted for family size. During the years ended December 31, 2025 and 2024, $15 million and $11 million of grants were disbursed to 944 and 800 eligible households, the majority of whom were first-time homebuyers.

STATEMENTS OF CONDITION

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	December 31,
	2025	2024
Commercial banks	$47,532	$43,653
Savings institutions	1,008	1,770
Credit unions	10,266	12,941
Insurance companies	50,861	42,235
CDFIs	14	8
Total member advances	109,681	100,607
Housing associates	—	108
Non-member borrowers	497	15
Total par value	$110,178	$100,730

Our total advance par value increased $9.4 billion, or nine percent, at December 31, 2025, when compared to December 31, 2024. The increase was primarily due to an increase in borrowings by large depository institution members and insurance companies.

INTEREST RATE PAYMENT AND REDEMPTION TERMS

The following table summarizes advances by interest rate payment and redemption terms (dollars in millions):

	December 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Fixed rate
Due in one year or less	$33,370	30	$39,832	40
Due after one year through three years	23,042	21	20,417	20
Due after three years through five years	12,483	12	13,869	14
Due after five years through 15 years	4,550	4	4,096	4
Thereafter	12	—	14	—
Total par value	73,457	67	78,228	78
Variable rate
Due in one year or less	19,527	18	4,566	4
Due after one year through three years	3,330	3	3,970	4
Due after three years through five years	1,675	1	1,916	2
Due after five years through 15 years	750	1	750	1
Total par value	25,282	23	11,202	11
Variable rate, callable[1]
Due in one year or less	743	1	1,149	1
Due after one year through three years	3,620	3	4,083	4
Due after three years through five years	6,019	5	4,911	5
Total par value	10,382	9	10,143	10
Other[2]
Due in one year or less	255	—	192	—
Due after one year through three years	352	1	387	—
Due after three years through five years	347	—	418	1
Due after five years through 15 years	100	—	155	—
Thereafter	3	—	4	—
Total par value	1,057	1	1,156	1
Overdrawn demand deposit accounts	—	—	1	—
Total advance par value	110,178	100	100,730	100
Premiums	2		3
Discounts	(22)		(21)
Fair value hedging adjustments	72		(761)
Total	$110,230		$99,951
1    Callable advances are those advances that may be contractually prepaid by the borrower on predetermined dates without incurring prepayment or termination fees.
2    Includes fixed-rate amortizing and fixed-rate callable advances.

During the year ended December 31, 2025, the composition of our advance portfolio shifted to a higher concentration of variable rate advances due in part to increased usage of short-term non-callable variable rate advances and the maturity of short-term fixed rate advances. Fair value hedging adjustments changed $833 million at December 31, 2025 when compared to December 31, 2024, due primarily to the interest rate environment.

At December 31, 2025 and 2024, advances outstanding to our five largest member borrowers totaled $51.6 billion and $31.3 billion, representing 47 percent and 31 percent of our total advances outstanding. The following table summarizes advances outstanding to our five largest member borrowers at December 31, 2025 (dollars in millions):

	Amount	% of Total Advances
Athene Annuity and Life Company	$23,271	21
Wells Fargo Bank, N.A.	16,000	15
EquiTrust Life Insurance Company	4,250	4
UBS Bank USA	4,101	4
Symetra Life Insurance Company	3,986	3
Total par value	$51,608	47

We evaluate advances for credit losses on a quarterly basis and have never experienced a credit loss on our advances. For additional discussion on our advance credit risk, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Advances.”

Mortgage Loans

    The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	December 31,
	2025	2024
Fixed rate conventional loans	$14,097	$11,452
Fixed rate government-insured loans	356	365
Total unpaid principal balance	14,453	11,817
Premiums	156	130
Discounts	(54)	(33)
Basis adjustments from mortgage loan purchase commitments	(9)	(13)
Total mortgage loans held for portfolio	14,546	11,901
Allowance for credit losses	(6)	(5)
Total mortgage loans held for portfolio, net	$14,540	$11,896

Our total mortgage loans increased $2.6 billion, or 22 percent, at December 31, 2025, when compared to December 31, 2024. The increase was primarily due to new loan purchases exceeding principal paydowns, driven in part by low prepayment activity as mortgage rates remain elevated.

REDEMPTION TERMS
The following table summarizes our fixed rate mortgage loans held for portfolio by redemption terms (dollars in millions):

	December 31,
Redemption Term	2025	2024
Due in one year or less	$412	$364
Due after one year through five years	1,748	1,525
Due after five years through fifteen years	4,799	4,021
Thereafter	7,494	5,907
Total unpaid principal balance	$14,453	$11,817

We evaluate mortgage loans for credit losses on a quarterly basis. For additional discussion on our mortgage loan credit risk, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Mortgage Loans.”

Investments

The following table summarizes the carrying value of our investments (dollars in millions):

	December 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$3,726	6	$4,096	8
Securities purchased under agreements to resell	17,090	28	11,950	23
Federal funds sold	5,930	10	5,175	10
Total short-term investments	26,746	44	21,221	41
Long-term investments[2]
MBS
GSE single-family	516	1	564	1
GSE multifamily	20,882	34	18,984	36
U.S. obligations single-family[3]	5,708	9	5,202	10
Private-label residential	2	—	2	—
Total MBS	27,108	44	24,752	47
Non-MBS
U.S. Treasury obligations[3]	6,104	10	4,508	9
Other U.S. obligations[3]	71	—	161	—
GSE and TVA obligations	482	1	714	1
State or local housing agency obligations	391	1	528	1
Other[4]	113	—	148	1
Total non-MBS	7,161	12	6,059	12
Total long-term investments	34,269	56	30,811	59
Total investments	$61,015	100	$52,032	100

1    Short-term investments have original maturities equal to or less than one year.

2    Long-term investments have original maturities of greater than one year.

3    Represents investment securities backed by the full faith and credit of the U.S. Government.

4    Consists of taxable municipal bonds.

Our investments increased $9.0 billion, or 17 percent, at December 31, 2025, when compared to December 31, 2024, due in part to an increase in securities purchased under agreements to resell, as well as the purchase of agency MBS and U.S. Treasury obligations. At December 31, 2025, we had no investment purchases that were traded but not yet settled. At December 31, 2024, we had agency MBS purchases with a total par value of $162 million that were traded but not yet settled. These investments were recorded as “Available-for-sale” on our Statements of Condition with a corresponding payable recorded in “Other liabilities.”

The Finance Agency limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. At December 31, 2025, our ratio of MBS to regulatory capital was 2.64 compared to 2.71 at December 31, 2024.

REDEMPTION TERMS AND YIELDS

The following table summarizes the carrying value and yield characteristics of our AFS and HTM investment portfolios on the basis of remaining terms to contractual maturity. Expected maturities of some securities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31,
	2025					2024
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
AFS securities
Non-MBS
Other U.S. obligations[1]	$11	$3	$—	$—	$14	$102
GSE and TVA obligations	—	27	11	272	310	309
State or local housing agency obligations	—	—	216	154	370	499
Other[2]	—	19	—	—	19	42
Total non-MBS	11	49	227	426	713	952
MBS
U.S. obligations single-family[1]	—	—	—	5,707	5,707	5,200
GSE single-family	—	—	6	211	217	195
GSE multifamily	250	4,331	16,018	283	20,882	18,984
Total MBS	250	4,331	16,024	6,201	26,806	24,379
Total AFS securities	261	4,380	16,251	6,627	27,519	25,331
HTM securities
Non-MBS
GSE and TVA obligations	—	25	64	35	124	358
State or local housing agency obligations	3	2	5	11	21	29
Total non-MBS	3	27	69	46	145	387
MBS
U.S. obligations single-family[1]	—	—	—	1	1	2
GSE single-family	—	7	40	252	299	369
Private-label	—	—	2	—	2	2
Total MBS	—	7	42	253	302	373
Total HTM securities	$3	$34	$111	$299	$447	$760

Weighted-average yields on:
AFS securities[3]	3.96%	3.78%	4.30%	4.79%
HTM securities[3]	4.86%	3.63%	4.88%	4.51%

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

INTEREST RATE PAYMENT TERMS

The following table summarizes the interest rate payment terms of investment securities (dollars in millions):

	December 31,
	2025	2024
Trading securities at fair value
Fixed rate	$6,303	$4,720
Total trading securities	$6,303	$4,720

AFS securities at amortized cost
Fixed rate	$20,840	$18,474
Variable rate	6,496	6,884
Total AFS securities	$27,336	$25,358

HTM securities at amortized cost
Fixed rate	$183	$431
Variable rate	264	329
Total HTM securities	$447	$760
We evaluate investments for credit losses on a quarterly basis. For additional discussion on our investment credit risk, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments.”

Consolidated Obligations

    Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments. At December 31, 2025 and 2024, the carrying value of consolidated obligations for which we are primarily liable totaled $173.9 billion and $153.3 billion.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	December 31,
	2025	2024
Par value	$85,186	$65,250
Discounts and concession fees[1]	(586)	(586)
Fair value hedging adjustments	17	—
Fair value option adjustments	3	16
Total	$84,620	$64,680

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes increased $19.9 billion, or 31 percent, at December 31, 2025, when compared to December 31, 2024. During the year ended December 31, 2025, we continued to utilize discount notes in an effort to capture attractive funding and/or meet our liquidity requirements and began electing fair value hedge accounting for certain discount notes. Fair value option adjustments changed $13 million at December 31, 2025, when compared to December 31, 2024, driven primarily by the reversal of historic gains and losses on instruments as they approach maturity and the impact of new trades, offset in part by changes in the interest rate environment.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	December 31,
	2025	2024
Par value	$89,188	$88,588
Premiums	28	30
Discounts and concession fees[1]	(23)	(25)
Fair value hedging adjustments	56	(22)
Total	$89,249	$88,571

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds remained relatively stable at December 31, 2025, when compared to December 31, 2024. Fair value hedging adjustments changed $78 million at December 31, 2025, when compared to December 31, 2024, driven primarily by the interest rate environment.

INTEREST RATE PAYMENT TERMS
Bonds are issued with either a fixed or variable rate, such as SOFR. The following table summarizes our bonds by interest rate payment terms (dollars in millions):

	December 31,
	2025	2024
Fixed rate	$34,962	$34,935
Simple variable rate	54,226	53,653
Total par value	$89,188	$88,588

For additional information on our consolidated obligations, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Deposits

Deposits represent a small portion of our funding, totaling $1.1 billion at December 31, 2025, a decrease of $167 million, or 13 percent, from December 31, 2024. All of our deposits are uninsured and the balance of deposits varies depending on market factors, such as the attractiveness of our deposit pricing relative to rates available on alternative money market instruments, our members’ investment preferences and the availability of alternative short-term investments, and our members’ liquidity levels.

Interest-bearing demand and overnight deposits pay interest based on a daily interest rate. The average balances of demand and overnight deposits were $1.1 billion, $1.0 billion, and $1.0 billion, and the weighted-average interest rates paid on demand and overnight deposits were 3.21 percent, 4.15 percent, and 4.07 percent during the years ended December 31, 2025, 2024, and 2023.

The following table summarizes our uninsured term deposits (dollars in millions):

	December 31,
	2025	2024
Three months or less	$6	$6
Over three months through six months	—	1
Over six months through 12 months	4	2
Total	$10	$9

Capital

The following table summarizes information on our capital (dollars in millions):

	December 31,
	2025	2024
Capital stock	$6,509	$5,989
Retained earnings	3,797	3,491
Accumulated other comprehensive income (loss)	181	(29)
Total capital	$10,487	$9,451

Our capital increased $1.0 billion, or 11 percent, at December 31, 2025, when compared to December 31, 2024. The increase was primarily due to an increase in activity-based capital stock resulting from an increase in advance balances and an increase in retained earnings. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for additional information on our capital.

Derivatives

    We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	December 31,
	2025	2024
Interest rate swaps
Noncallable	$171,040	$146,567
Callable by counterparty	14,872	8,335
Callable by the Bank	33	—
Total interest rate swaps	185,945	154,902
Forward settlement agreements	111	91
Mortgage loan purchase commitments	106	101
Total notional amount	$186,162	$155,094

The notional amount of our derivative contracts increased $31.1 billion, or 20 percent, at December 31, 2025, when compared to December 31, 2024. The increase was primarily due to the utilization of interest rate swaps to hedge the growth in our consolidated obligations. During 2025, we increased our utilization of non-callable swaps on discount notes, and callable swaps on consolidated obligation bonds in an effort to capture attractive funding and/or meet our liquidity requirements. For additional discussion regarding our use of derivatives, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk — Derivatives.”

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During 2025, proceeds from the issuance of bonds and discount notes were $122.9 billion and $1,476.1 billion compared to $55.9 billion and $1,688.5 billion in 2024. During 2025, although we increased our utilization of consolidated obligation bonds, we continued to issue discount notes in an effort to capture attractive funding and/or meet our liquidity requirements.
Access to debt markets has been reliable because investors, driven by increased liquidity preference and our GSE status, have sought the FHLBanks’ debt as an asset of choice. However, due to the short-term maturity of the debt, we may be exposed to additional risks associated with refinancing and our ability to access the capital markets.

We are focused on maintaining an adequate liquidity balance and a funding balance between our financial assets and financial liabilities and work collectively with the other FHLBanks to manage the system-wide liquidity and funding needs. We monitor our debt refinancing risk and liquidity position primarily by tracking the maturities of financial assets and financial liabilities. In managing and monitoring the amounts of assets that require refunding, we consider contractual maturities of our financial assets and liabilities, as well as certain assumptions regarding expected cash flows (e.g., estimated prepayments). External factors, including member borrowing needs, supply and demand in the debt markets, and other factors may affect liquidity balances and the funding balances between financial assets and financial liabilities. Refer to “Item 8. Financial Statements and Supplementary Data” for additional information regarding the contractual maturities or redemption terms of certain of our financial assets and liabilities.

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. For our current credit ratings and further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1. Business” and “Item 1A. Risk Factors.”

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At December 31, 2025 and 2024, the total par value of outstanding consolidated obligations for which we are primarily liable was $174.4 billion and $153.8 billion. At December 31, 2025 and 2024, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was $977.4 billion and $1,039.2 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President and CEO or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of February 28, 2026, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

    We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During 2025, repayments of consolidated obligations totaled $1,578.0 billion compared to $1,763.1 billion in 2024.

During 2025, advance disbursements (excluding daily renewals) totaled $695.4 billion compared to $406.0 billion in 2024. Advance disbursements will vary from period to period depending on member needs. In addition, during the second quarter of 2024, we began offering an overnight advance with a one day maturity. The increase during 2025 was due primarily to member utilization of short-term advances, including overnight advances. During 2025, investment purchases (excluding overnight investments) totaled $5.7 billion compared to $7.9 billion in 2024, a decrease due primarily to fewer purchases of securities purchased under agreements to resell and agency MBS.

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

Liquidity Guidance AB – This guidance requires us to maintain sufficient liquidity for a period of 10 to 30 calendar days. The base case scenario requires 20 days of positive daily cash balances and assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including large highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. At December 31, 2025 and 2024, we were in compliance with this base case liquidity guidance.

The Liquidity Guidance AB also specifies appropriate funding gap limits to address the risks associated with an FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of total assets. The guidance provides recommended maximum funding gap limits of negative 15 percent at the three-month horizon and negative 30 percent at the one-year horizon. At December 31, 2025 and 2024, we adhered to these funding gap requirements.

Liquidity Reserves for Deposits – We are required to have advances with maturities not to exceed five years, deposits in banks or trust companies, or obligations of the U.S. Treasury in an aggregate amount greater than or equal to members’ current deposits available at all times. At December 31, 2025 and 2024, we were in compliance with this liquidity guidance.

Unpledged Qualifying Assets – We are required to maintain, in the aggregate, unpledged qualifying assets in an amount at least equal to the amount of our participation in total consolidated obligations outstanding. The following table shows our compliance with this requirement (dollars in billions):

	December 31,
	2025	2024
Qualifying assets free of lien or pledge	$184.9	$163.8
Consolidated obligations outstanding	173.9	153.3
Excess liquidity	$11.0	$10.5

Capital

CAPITAL REQUIREMENTS

    We are subject to certain regulatory capital requirements. Refer to “Item 8. Financial Statements and Supplementary Data — Note 11 — Capital” for additional information on our regulatory capital requirements.

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

Regulatory Capital Stock
The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	December 31,
	2025	2024
Commercial banks	$3,036	$2,804
Savings institutions	97	122
Credit unions	849	928
Insurance companies	2,526	2,134
CDFIs	1	1
Total GAAP capital stock	6,509	5,989
MRCS	30	9
Total regulatory capital stock	$6,539	$5,998
The increase in regulatory capital stock at December 31, 2025, when compared to December 31, 2024, was primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. For additional information on our capital stock, refer to “Item 8. Financial Statements and Supplementary Data — Note 11 — Capital.”

RETAINED EARNINGS
Our risk management policies outline a targeted level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this targeted level and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve this level of retained earnings. At December 31, 2025 and 2024, our actual retained earnings exceeded our targeted level of retained earnings.
Under the JCE Agreement with all of the other FHLBanks, we are required to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of our average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At December 31, 2025 and 2024, our restricted retained earnings account totaled $1.3 billion and $1.1 billion. One percent of our average balance of outstanding consolidated obligations for the three months ended December 31, 2025, was $1.7 billion.
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
The following table summarizes dividend-related information (dollars in millions):

	For the Years Ended
	December 31,
	2025	2024
Aggregate cash dividends paid[1]	$575	$561
Effective combined annualized dividend rate paid on capital stock[2]	9.16%	8.64%
Annualized dividend rate paid on membership capital stock	6.00%	5.39%
Annualized dividend rate paid on activity-based capital stock	9.75%	9.31%
Average SOFR	4.24%	5.15%

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

We categorize our financial instruments carried at fair value into a three-level hierarchy. The hierarchy is based upon the observability of inputs used to value the asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. At December 31, 2025 and 2024, we did not carry any financial assets or liabilities, measured on a recurring basis, at fair value on our Statements of Condition based on unobservable inputs.

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

•Derivative Assets and Liabilities and Related Hedged Items. The fair value of our derivatives is generally estimated using standard valuation techniques such as a discounted cash flow analysis and includes variation margin payments for daily settled contracts. Our cash flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). These inputs include assumptions on discount rates, forward interest rates, and volatility. In limited instances, fair value estimates for derivatives may be obtained using an external pricing model that utilizes observable market data. For the related hedged items, the fair value is estimated using a discounted cash flow analysis which also considers assumptions on discount rates and volatility.
Throughout 2025, there were no material changes in our valuation techniques or primary inputs used to develop fair value measurements for investment securities or derivatives and the related hedged items. Further, the risk profile and composition of these instruments did not materially change when compared to prior year. Refer to “Item 8. Financial Statements and Supplementary Data — Note 12 — Fair Value” for additional discussion on our fair value measurements, including the quantitative impact these fair value estimates had on our financial statements and disclosures at December 31, 2025 and 2024.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Regulatory Environment

Certain significant regulatory actions and developments are summarized below.

We are subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus, such as deregulation, by the federal executive administration have changed and continue to change the regulatory environment. For example, the Finance Agency repealed the Fair Lending, Fair Housing, and Equitable Housing Finance Plans regulation applicable to the FHLBanks, effective March 9, 2026, citing the federal executive administration’s deregulatory priorities. Furthermore, during 2025, withdrawals and rescissions of certain rules, proposed rules, and advisory, regulatory, or technical guidance, have affected, and likely will continue to affect, certain aspects of our business operations. These changes could have impact on our financial condition, results of operations, and reputation.

On January 20, 2026, the federal executive administration issued an executive order that seeks to restrict acquisitions by large institutional investors of single-family homes. Among other things, the executive order directs certain agencies, including the Finance Agency, to issue guidance to (i) prevent agencies and government-sponsored enterprises from providing for, approving, insuring, guaranteeing, securitizing, or facilitating the acquisition by a large institutional investor of a single-family home that could otherwise be purchased by an individual owner-occupant, or disposing of federal assets in a manner that transfers a single-family home to a large institutional investor; and (ii) promote sales to individual owner-occupants, including through anti-circumvention provisions, first-look policies, and disclosure requirements. The executive order also calls for legislative recommendations to codify related policies and directs certain agencies to conduct reviews and consider additional measures to combat speculation by large institutional investors in single-family housing markets. We are unable to predict the nature of the guidance, measures, or recommendations, or how any such measure may impact our business.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and the impact they may have on us and the FHLBank System. We also cannot predict the federal executive administration’s actions on U.S. housing finance and GSEs, including relating to the revision or end of conservatorships of Fannie Mae and Freddie Mac or potential reforms or enhancements to their capital structure, the imposition of new requirements or limitations on their existing authorities or changes in the nature of their government-backed guarantees. Similarly, we cannot predict any corresponding impacts of GSE reform on the FHLBank System, the secondary mortgage and MBS markets, or the mortgage industry. We continue to monitor these actions as they evolve and to evaluate their potential impact on us. For a discussion of related risks, please refer to “Item 1A Risk Factors.”

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

We monitor and manage to MVE policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. At December 31, 2025 and 2024, we were in compliance with all MVE policy limits.

MVCS represents our MVE divided by the total outstanding shares of our capital stock (including MRCS). To ensure we remain adequately capitalized, we must ensure our MVCS remains at or above our $100 par value.

The following tables show our base case and change from base case MVE in percent change, MVE policy limits, and MVCS, assuming instantaneous parallel changes in interest rates at December 31, 2025 and 2024:

	MVE Assuming Parallel Changes (dollars in millions)
	Down 200	Down 100	Base Case	Up 100	Up 200
2025	$10,858	$10,784	$10,669	$10,488	$10,310
2024	$9,553	$9,498	$9,400	$9,280	$9,148

	% Change from Base Case
	Down 200	Down 100	Base Case	Up 100	Up 200
2025	1.8%	1.1%	—%	(1.7)%	(3.4)%
2024	1.6%	1.0%	—%	(1.3)%	(2.7)%

	Policy Limits (declines from base case)
	Down 200[1]	Down 100	Base Case	Up 100	Up 200
2025 and 2024	(7.5)%	(4.0)%	—%	(4.0)%	(7.5)%

	MVCS Assuming Parallel Changes (dollars per share)
	Down 200	Down 100	Base Case	Up 100	Up 200
2025	$166.0	$164.9	$163.1	$160.4	$157.7
2024	$159.3	$158.4	$156.7	$154.7	$152.5

1    The down 200 basis point policy limit is suspended when the 10-year swap rate falls below a threshold for five consecutive days. At December 31, 2025 and 2024, the threshold was 1.50 percent and the 10-year swap rate was above this level; as such, the associated policy limits were in effect.

The following tables show our base case and change from base case MVE in percent change, MVE policy limits, and MVCS, assuming instantaneous non-parallel changes in interest rates at December 31, 2025 and 2024:

	MVE Assuming Non-Parallel Changes (dollars in millions)
	Down 200	Down 100	Base Case	Up 100	Up 200
2025	$10,838	$10,780	$10,669	$10,500	$10,340
2024	$9,549	$9,490	$9,400	$9,279	$9,141

	% Change from Base Case
	Down 200	Down 100	Base Case	Up 100	Up 200
2025	1.6%	1.0%	—%	(1.6)%	(3.1)%
2024	1.6%	1.0%	—%	(1.3)%	(2.8)%

	Policy Limits (declines from base case)
	Down 200[1]	Down 100	Base Case	Up 100	Up 200
2025 and 2024	(7.5)%	(4.0)%	—%	(4.0)%	(7.5)%

	MVCS Assuming Non-Parallel Changes (dollars per share)
	Down 200	Down 100	Base Case	Up 100	Up 200
2025	$165.7	$164.8	$163.1	$160.6	$158.1
2024	$159.2	$158.2	$156.7	$154.7	$152.4

1    The down 200 basis point policy limit is suspended when the 10-year swap rate falls below a threshold for five consecutive days. At December 31, 2025 and 2024, the threshold was 1.50 percent and the 10-year swap rate was above this level; as such, the associated policy limits were in effect.

Our base case MVE and MVCS increased at December 31, 2025, when compared to December 31, 2024, and the increase between periods was primarily attributable to an increase in retained earnings and improved valuations of multifamily MBS and our mortgage loan portfolio. In addition, our base case MVE improved primarily due to higher asset balances and increased invested capital, specifically activity-based capital stock.

PROJECTED 24-MONTH INCOME

The projected 24-month income simulation measures our short-term earnings forecast over a two-year horizon based on forward interest rates and business assumptions. Our primary measure of profitability is the spread between projected AROCS and average SOFR. In this measure, AROCS adjusts GAAP net income for certain non-routine or unpredictable items, such as market value adjustments, prepayment fee income, and other non-routine items.

We monitor and manage to policy limits, which are based on the spread between our projected AROCS and average SOFR in parallel and non-parallel interest rate change scenarios. Additionally, there is a limit on the decline in projected AROCS from base case AROCS for certain basis shock scenarios to limit basis risk exposure. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. We were in compliance with all projected 24-month income policy limits at December 31, 2025 and 2024.
The following tables show our projected 24-month AROCS spread to average SOFR and associated policy limits, assuming instantaneous parallel shifts in interest rates at December 31, 2025 and 2024:

	Projected AROCS Spread to SOFR
	Down 200	Down 100	Base Case	Up 100	Up 200
2025	8.77%	9.31%	9.83%	10.07%	10.22%
2024	7.60%	8.27%	8.60%	8.81%	9.00%

	Policy Limits[1]
	Down 200[1]	Down 100	Base Case	Up 100	Up 200
2025 and 2024	1.75%	1.75%	—%	1.75%	1.75%
1    The down 200 basis point policy limit is suspended when the 10-year swap rate falls below a threshold for five consecutive days. At December 31, 2025 and 2024, the threshold was 1.50 percent and the 10-year swap rate was above this level; as such, the associated policy was in effect.
The following tables show our projected 24-month AROCS spread to average SOFR and associated policy limits, assuming instantaneous non-parallel shifts in interest rates at December 31, 2025 and 2024:

	Projected AROCS Spread to SOFR
	Down 100	Base Case	Up 100
2025	9.80%	9.83%	9.89%
2024	8.41%	8.60%	8.60%

	Policy Limits
	Down 100	Base Case	Up 100
2025 and 2024	1.75%	—%	1.75%

The following tables show our change from base projected 24-month AROCS for index specific shock scenarios and our associated policy limits at December 31, 2025 and 2024:

Projected AROCS
% Change from Base Case
2025	(0.11)%
2024	(0.19)%

Policy Limit
Base Case
2025	(1.00)%
2024	(1.75)%

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
The following table summarizes our interest rate exchange agreements by type of hedged item, hedging instrument, associated hedging strategy, hedge accounting designation, and notional amount (dollars in millions):

			December 31,
Hedged Item / Hedging Instrument	Hedging Strategy	Hedge Accounting Designation	2025 Notional Amount	2024 Notional Amount
Advances
Pay-fixed, receive floating interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair Value	$58,443	$58,344
		Economic	35	—
Pay-fixed, receive floating interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	33	—
Investments
Pay-fixed, receive floating interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Fair Value	20,490	18,741
		Economic	6,246	4,814
Mortgage Loans
Mortgage loan purchase commitment	Represents a stand-alone derivative that exposes us to fair value risk due to the fixed rate purchase commitment.	Economic	106	101
Forward settlement agreement	Protects against changes in market value of fixed rate mortgage loan purchase commitments resulting from changes in interest rates.	Economic	111	91
Bonds
Receive-fixed or structured, pay floating interest rate swap (without options)	Converts the bond’s fixed or structured rate to a variable rate index.	Fair Value	5,536	13,750
Receive-fixed or structured, pay floating interest rate swap (with options)	Converts the bond’s fixed or structured rate to a variable rate index and offsets option risk in the bond.	Fair Value	14,872	8,335
Discount Notes
Receive-fixed, pay-float interest rate swap	Converts the discount note’s fixed rate to a variable rate index.	Fair Value	63,394	—
		Economic	16,896	50,918
Total			$186,162	$155,094

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

    At December 31, 2025 and 2024, borrowers pledged $442.4 billion and $388.8 billion of collateral (net of applicable discounts) to support activity with us, including advances. At December 31, 2025 and 2024, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

The following table shows the amount of collateral pledged to us (net of applicable discounts) (dollars in billions):

	December 31, 2025
Collateral Type	Discount Range[1]	Amount	% of Total
Single-family loans	20-31	$238.6	54
Multi-family loans	31	33.7	8
Other real estate	26-53	117.2	26
Securities
Cash, agency securities and residential MBS	0-28	40.1	9
Commercial MBS	15	8.4	2
Government-insured loans	15-25	0.9	—
Secured small business and agri-business loans	40	3.5	1
Total		$442.4	100

1    Represents the discount or the range of discounts applied to the unpaid principal balance or market value of collateral pledged.

    We evaluate advances for credit losses on a quarterly basis and have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of December 31, 2025 and 2024. Refer to “Item 8. Financial Statements and Supplementary Data — Note 5 — Advances” for additional information on our eligible collateral types, collateral practices, and allowance for credit losses.

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

The following table presents the unpaid principal balance of our mortgage loans by product type (dollars in millions):

	December 31,
Product Type	2025	2024
Conventional	$14,097	$11,452
Government	356	365
Total unpaid principal balance	$14,453	$11,817

We manage the credit risk on mortgage loans by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our PFIs, and (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs.

We evaluate mortgage loans for credit losses on a quarterly basis and establish an allowance for credit losses to reflect management’s estimate of expected credit losses inherent in the portfolio. At December 31, 2025 and 2024, the allowance for credit losses on our conventional mortgage loans was $6 million and $5 million. At December 31, 2025, over 99 percent of our conventional loan portfolio was performing (i.e. current payment status) and charge-offs recorded during the year ended December 31, 2025, were less than one percent of the total conventional portfolio.

We have never experienced a credit loss on our government-insured mortgage loans. At December 31, 2025 and 2024, we determined no allowance for credit losses was necessary on our government-insured mortgage loans.

Refer to “Item 8. Financial Statements and Supplementary Data — Note 6 — Mortgage Loans Held for Portfolio” for additional information on our allowance for credit losses and the payment status of our conventional mortgage loans.

The following table presents supplemental information on our mortgage loans (dollars in millions):

	December 31,
Unpaid Principal Balance	2025	2024
Average mortgage loans outstanding during the period	$13,098	$10,808
Mortgage loans held for portfolio	14,453	11,817
Non-accrual loans	62	48
Allowance for credit losses on mortgage loans held for portfolio	(6)	(5)
Net charge-offs (recoveries)[1]	—	—

Ratio of net charge-offs (recoveries) to average mortgage loans outstanding during the period[1]	—%	—%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.04%	0.04%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.43%	0.41%
Ratio of allowance for credit losses to non-accrual loans	8.84%	9.44%

1     Net charge-offs and recoveries were less than $1 million at both December 31, 2025 and 2024.

The following table shows our conventional mortgage loans by FICO® score. All percentages are calculated based on unpaid principal balances as of the period end.

FICO® Score[1]	December 31, 2025
620 to < 660	4%
660 to < 700	10
700 to < 740	20
>= 740	66
Total	100%
Weighted average FICO score	752
1    Represents the lowest original FICO® score of the borrowers and co-borrowers.

The following table shows our conventional mortgage loans by loan-to-value ratio. All percentages are calculated based on unpaid principal balances as of the period end.

Loan-to-Value[1]	December 31, 2025
<= 60%	13%
> 60% to 70%	11
> 70% to 80%	46
> 80% to 90%[2]	14
> 90%[2]	16
Total	100%
Weighted average loan-to-value	77%
1    Represents the loan-to-value at origination for the related loan.

2    These conventional loans were required to have PMI at origination.

The following table shows the five largest state concentrations of our conventional mortgage loan portfolio. All percentages are calculated based on unpaid principal balances as of the period end.

December 31, 2025
Minnesota	21%
Missouri	20
Iowa	20
South Dakota	8
Idaho	6
All others	25
Total	100%

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

Finance Agency regulations also limit the type of investments we may purchase. We are prohibited from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks, unless otherwise approved by the Finance Agency. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. At December 31, 2025, we were in compliance with the above regulation and did not own any financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks, and those approved by the Finance Agency.

In addition, Finance Agency regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. These limits are based on a percentage of regulatory capital and the counterparty’s overall credit rating. Under these regulations, the level of regulatory capital is determined as the lesser of our total regulatory capital or the amount of regulatory capital of the counterparty. The amount of regulatory capital is then multiplied by a stated percentage. The percentage that we may offer for extensions of unsecured credit, excluding overnight federal funds sold, ranges from one to 15 percent based on the counterparty’s credit rating. Our total unsecured exposure to a counterparty, including overnight federal funds sold, may not exceed twice that amount, or a total of two to 30 percent of the amount of regulatory capital, based on the counterparty’s credit rating. At December 31, 2025, we were in compliance with the regulatory limits established for unsecured credit.

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

At December 31, 2025, our unsecured short-term investment exposure consisted of overnight interest-bearing deposits and federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile (excluding accrued interest receivable) (dollars in millions):

	December 31, 2025
	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
Domestic	$535	$3,185	$3,720
U.S. branches and agency offices of foreign commercial banks
Australia	1,450	—	1,450
Belgium	—	500	500
Canada	—	2,330	2,330
Finland	200	—	200
Germany	750	—	750
Netherlands	—	400	400
United Kingdom	—	300	300
Total U.S. branches and agency offices of foreign commercial banks	2,400	3,530	5,930
Total unsecured short-term investment exposure	$2,935	$6,715	$9,650

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

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	December 31, 2025
	Credit Rating[1]
	AAA	AA	A	Unrated	Total
Interest-bearing deposits[2]	$—	$541	$3,185	$—	$3,726
Securities purchased under agreements to resell[3]	—	1,500	4,900	10,690	17,090
Federal funds sold	—	2,400	3,530	—	5,930
Investment securities:
MBS
GSE single-family	—	516	—	—	516
GSE multifamily	—	20,882	—	—	20,882
U.S. obligations single-family[4]	—	5,708	—	—	5,708
Private-label residential	—	—	—	2	2
Total MBS	—	27,106	—	2	27,108
Non-MBS
U.S. Treasury obligations[4]	—	6,104	—	—	6,104
Other U.S. obligations[4]	—	71	—	—	71
GSE and TVA obligations	—	482	—	—	482
State or local housing agency obligations	259	132	—	—	391
Other[5]	94	19	—	—	113
Total non-MBS	353	6,808	—	—	7,161
Total investments	$353	$38,355	$11,615	$10,692	$61,015

1    Represents either the lowest credit rating available for each investment based on an NRSRO, or the guarantor credit rating, if applicable. In instances where an NRSRO rating or guarantor rating is not available for the investment, the investment is classified as unrated.

2    Balance includes $6 million of interest-bearing deposits with another FHLBank. These investments are rated AA, based on the credit rating of the FHLBank System.

3    Although a portion of the securities purchased under agreements to resell is with unrated counterparties, the underlying collateral supporting these investments is investment grade.

4    Represents investment securities backed by the full faith and credit of the U.S. Government.

5    Consists of taxable municipal bonds.

We evaluate investments for credit losses on a quarterly basis. At December 31, 2025 and 2024, we determined no allowance for credit losses was necessary on our investments. Refer to “Item 8. Financial Statements and Supplementary Data — Note 4 — Investments” for additional information our allowance for credit losses.

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

Uncleared Derivatives. Uncleared derivative transactions executed on or after September 1, 2022 are subject to two-way initial margin requirements, if our aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. Uncleared derivative agreements are also fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the CFTC. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our uncleared derivative agreements.

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

The following table shows our derivative counterparty credit exposure (dollars in millions):

	December 31, 2025
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Non-cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A	$3,946	$49	$(48)	$—	$1
Cleared derivative[3]	170,300	79	1	1,390	1,470
Liability positions with credit exposure
Uncleared derivatives
A2	2,661	(2)	2	—	—
Total derivative positions with credit exposure to non-member counterparties	176,907	126	(45)	1,390	1,471
Member institutions[2,4]	87	—	—	—	—
Total	176,994	$126	$(45)	$1,390	$1,471
Derivative positions without credit exposure	9,168
Total notional	$186,162

1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.

2    Net credit exposure is less than $1 million.

3    Represents derivative transactions cleared with CME Clearing and LCH Ltd, our clearinghouses. CME Clearing is not rated, but its parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by S&P at December 31, 2025. LCH Ltd. was rated AA- by S&P at December 31, 2025.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Des Moines

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Des Moines (the “Bank”) as of December 31, 2025 and 2024, and the related statements of income, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Related Derivatives

As described in Notes 7 and 12 to the financial statements, as of December 31, 2025, the fair value of the Bank’s derivative assets and liabilities was $80 million and $3 million, respectively. The fair value of derivatives is generally estimated using standard valuation techniques such as a discounted cash flow model. For interest-rate related derivatives, management’s discounted cash flow model utilizes market-observable inputs, including the discount rate, forward interest rate, and volatility assumptions.

The principal considerations for our determination that performing procedures relating to the valuation of interest-rate related derivatives is a critical audit matter are (i) the high degree of audit effort in performing procedures related to the valuation of interest-rate related derivatives; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest-rate related derivatives. These procedures also included, among others, (i) testing the completeness and accuracy of certain data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) developing an independent estimate of fair value for a sample of interest-rate related derivatives using independent market observable inputs, including the discount rate, forward interest rate, and volatility assumptions and (b) comparing the independently developed estimate of fair value to management’s estimate.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
March 10, 2026

We have served as the Bank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars and shares in millions, except capital stock par value)

	December 31,
	2025	2024
ASSETS
Cash and due from banks (Note 3)	$44	$41
Interest-bearing deposits (Note 4)	3,726	4,096
Securities purchased under agreements to resell (Note 4)	17,090	11,950
Federal funds sold (Note 4)	5,930	5,175
Investment securities (Note 4)
Trading securities (includes $1,390 and $533 pledged as collateral that may be repledged)	6,303	4,720
Available-for-sale securities (amortized cost of $27,336 and $25,358)	27,519	25,331
Held-to-maturity securities (fair value of $452 and $757)	447	760
Total investment securities	34,269	30,811
Advances (Note 5)	110,230	99,951
Mortgage loans held for portfolio, net of allowance for credit losses of $6 and $5 (Note 6)	14,540	11,896
Accrued interest receivable	461	400
Derivative assets, net (Note 7)	80	804
Other assets, net	129	129
TOTAL ASSETS	$186,499	$165,253
LIABILITIES
Deposits (Note 8)
Interest-bearing	$970	$1,195
Non-interest-bearing	177	119
Total deposits	1,147	1,314
Consolidated obligations (Note 9)
Discount notes (includes $17,382 and $52,349 at fair value held under fair value option)	84,620	64,680
Bonds	89,249	88,571
Total consolidated obligations	173,869	153,251
Mandatorily redeemable capital stock (Note 11)	30	9
Accrued interest payable	589	717
Affordable Housing Program payable (Note 10)	301	262
Derivative liabilities, net (Note 7)	3	6
Other liabilities	73	243
TOTAL LIABILITIES	176,012	155,802
Commitments and contingencies (Note 13)
CAPITAL (Note 11)
Capital stock - Class B putable ($100 par value); 65,090,978 and 59,886,959 issued and outstanding shares	6,509	5,989
Retained earnings
Unrestricted	2,543	2,413
Restricted	1,254	1,078
Total retained earnings	3,797	3,491
Accumulated other comprehensive income (loss)	181	(29)
TOTAL CAPITAL	10,487	9,451
TOTAL LIABILITIES AND CAPITAL	$186,499	$165,253

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)

	For the Years Ended December 31,
	2025	2024	2023
INTEREST INCOME
Advances	$5,070	$6,009	$6,506
Prepayment fees on advances, net	10	4	27
Interest-bearing deposits	194	270	217
Securities purchased under agreements to resell	565	530	542
Federal funds sold	526	671	757
Trading securities	216	108	41
Available-for-sale securities	1,390	1,484	1,203
Held-to-maturity securities	32	41	44
Mortgage loans held for portfolio	602	452	319
Loans to other FHLBanks	—	—	1
Total interest income	8,605	9,569	9,657
INTEREST EXPENSE
Consolidated obligations - Discount notes	2,829	3,456	2,910
Consolidated obligations - Bonds	4,578	4,821	5,392
Deposits	44	54	47
Borrowings from other FHLBanks	1	1	1
Mandatorily redeemable capital stock	3	1	1
Total interest expense	7,455	8,333	8,351
NET INTEREST INCOME	1,150	1,236	1,306
Provision (reversal) for credit losses on mortgage loans	1	(1)	1
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	1,149	1,237	1,305
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	97	18	93
Net gains (losses) on financial instruments held under fair value option	12	(31)	(92)
Net gains (losses) on derivatives	(51)	8	(41)
Net gains (losses) on extinguishment of debt	—	—	2
Other, net	42	42	23
Total other income (loss)	100	37	(15)
OTHER EXPENSE
Compensation and benefits	82	78	77
Contractual services	27	26	23
Professional fees	14	19	16
Other operating expenses	24	21	22
Voluntary community and housing contributions	78	68	47
Federal Housing Finance Agency	14	14	11
Office of Finance	10	10	8
Other, net	21	22	17
Total other expense	270	258	221
NET INCOME BEFORE ASSESSMENTS	979	1,016	1,069
Affordable Housing Program assessments	98	102	107
NET INCOME	$881	$914	$962

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	For the Years Ended December 31,
	2025	2024	2023
Net income	$881	$914	$962
Other comprehensive income (loss)
Net change in fair value of available-for-sale securities	210	151	(64)
Postretirement benefits	—	—	1
Total other comprehensive income (loss)	210	151	(63)
TOTAL COMPREHENSIVE INCOME (LOSS)	$1,091	$1,065	$899

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2022	63	$6,250	$1,915	$703	$2,618	$(117)	$8,751
Comprehensive income (loss)	—	—	769	193	962	(63)	899
Proceeds from issuance of capital stock	111	11,087	—	—	—	—	11,087
Repurchases/redemptions of capital stock	(105)	(10,460)	—	—	—	—	(10,460)
Net stock reclassified (to) from mandatorily redeemable capital stock	—	(4)	—	—	—	—	(4)
Cash dividends on capital stock	—	—	(442)	—	(442)	—	(442)
BALANCE, DECEMBER 31, 2023	69	$6,873	$2,242	$896	$3,138	$(180)	$9,831
Comprehensive income (loss)	—	—	732	182	914	151	1,065
Proceeds from issuance of capital stock	85	8,516	—	—	—	—	8,516
Repurchases/redemptions of capital stock	(94)	(9,399)	—	—	—	—	(9,399)
Net stock reclassified (to) from mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Cash dividends on capital stock	—	—	(561)	—	(561)	—	(561)
BALANCE, DECEMBER 31, 2024	60	$5,989	$2,413	$1,078	$3,491	$(29)	$9,451
Comprehensive income (loss)	—	—	705	176	881	210	1,091
Proceeds from issuance of capital stock	111	11,139	—	—	—	—	11,139
Repurchases/redemptions of capital stock	(105)	(10,476)	—	—	—	—	(10,476)
Net stock reclassified (to) from mandatorily redeemable capital stock	(1)	(143)	—	—	—	—	(143)
Cash dividends on capital stock	—	—	(575)	—	(575)	—	(575)
BALANCE, DECEMBER 31, 2025	65	$6,509	$2,543	$1,254	$3,797	$181	$10,487

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)

	For the Years Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income	$881	$914	$962
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization/(accretion)	(499)	344	283
Net (gains) losses on trading securities	(97)	(18)	(93)
Net (gains) losses on financial instruments held under fair value option	(12)	31	92
Net change in derivatives and hedging activities	(1,379)	684	(573)
Net (gains) losses on extinguishment of debt	—	—	(2)
Other adjustments, net	8	22	2
Net change in:
Accrued interest receivable	(352)	(101)	(401)
Other assets	(7)	5	(14)
Accrued interest payable	(128)	(307)	588
Other liabilities	29	41	106
Total adjustments	(2,437)	701	(12)
Net cash provided by (used in) operating activities	(1,556)	1,615	950
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	1,182	(165)	(1,976)
Securities purchased under agreements to resell	(5,140)	(550)	1,190
Federal funds sold	(755)	1,945	2,295
Trading securities
Proceeds from sales	347	596	389
Proceeds from maturities and paydowns	518	8	1,094
Purchases	(2,351)	(2,154)	(1,725)
Available-for-sale securities
Proceeds from maturities and paydowns	2,202	2,162	3,417
Purchases	(3,436)	(4,202)	(10,833)
Held-to-maturity securities
Proceeds from maturities and paydowns	308	85	106
Advances
Repaid	685,944	428,461	569,885
Originated	(695,392)	(405,970)	(580,732)
Mortgage loans held for portfolio
Principal collected	1,413	1,088	810
Purchased	(4,074)	(3,032)	(2,447)
Other investing activities, net	(3)	(7)	(12)
Net cash provided by (used in) investing activities	(19,237)	18,265	(18,539)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)

	For the Years Ended December 31,
	2025	2024	2023
FINANCING ACTIVITIES
Net change in deposits	(189)	237	42
Net proceeds (payments) on derivative contracts with financing elements	2	(2)	—
Net proceeds from issuance of consolidated obligations
Discount notes	1,476,108	1,688,542	1,653,546
Bonds	122,893	55,883	139,265
Payments for maturing and retiring consolidated obligations
Discount notes	(1,455,687)	(1,678,826)	(1,668,653)
Bonds	(122,297)	(84,256)	(106,847)
Proceeds from issuance of capital stock	11,139	8,516	11,087
Payments for repurchases/redemptions of capital stock	(10,476)	(9,399)	(10,460)
Payments for repurchases/redemptions of mandatorily redeemable capital stock	(122)	(4)	(7)
Cash dividends paid	(575)	(561)	(442)
Net cash provided by (used in) financing activities	20,796	(19,870)	17,531
Net increase (decrease) in cash and due from banks	3	10	(58)
Cash and due from banks at beginning of the period	41	31	89
Cash and due from banks at end of the period	$44	$41	$31

SUPPLEMENTAL DISCLOSURES
Cash transactions:
Interest paid	$8,006	$8,278	$7,512
Affordable Housing Program disbursements, net	74	51	49
Voluntary housing and community investment disbursements	56	58	20
Non-cash transactions:
Capitalized interest on reverse mortgage investment securities	288	277	210
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	143	1	4
Traded but not settled investment security purchases	—	162	691
Traded but not settled investment security payments/calls	—	1	65

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
NOTES TO THE FINANCIAL STATEMENTS

These Notes to the Financial Statements should be read in conjunction with the Statements of Condition as of December 31, 2025 and 2024, and the Statements of Income, Comprehensive Income, Capital, and Cash Flows for the years ended December 31, 2025, 2024, and 2023. Acronyms and terms used throughout these Notes to the Financial Statements are defined in the Glossary of Terms. Unless the context otherwise requires, the term “Bank” refers to the Federal Home Loan Bank of Des Moines or its management.

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

At December 31, 2025 and 2024, the Bank had $17.1 billion and $12.0 billion in securities purchased under agreements to resell. There were no offsetting liabilities related to these securities at December 31, 2025 and 2024.

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
Available-for-Sale. Securities that are not classified as trading or HTM are classified as AFS and carried at fair value. The Bank records changes in the fair value of these securities not in qualifying fair value hedging relationships through AOCI as “Net change in fair value of available-for-sale securities.” For AFS securities that have been hedged and qualify as a fair value hedge, the Bank records the portion of the change in the fair value of the security related to the risk being hedged in AFS interest income together with the related change in fair value of the derivative, and records the remainder of the change in fair value through AOCI as “Net change in fair value of available-for-sale securities.” Accrued interest receivable is recorded separately on the Statements of Condition.
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
If management intends to sell an impaired security classified as AFS, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in other income (loss). If management does not intend to sell an impaired security classified as AFS and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded to
“Net change in fair value of available-for-sale securities” within AOCI.
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
The Bank measures expected credit losses on mortgage loans on a collective basis, pooling loans with similar risk characteristics. If a mortgage loan no longer shares risk characteristics with other loans, it is removed from the pool and evaluated for expected credit losses on an individual basis. When developing the allowance for credit losses, the Bank measures the estimated loss over the remaining life of a mortgage loan, which also considers how the Bank’s credit enhancements mitigate credit losses. The Bank includes estimates of expected recoveries within the allowance for credit losses. The allowance excludes uncollectible accrued interest receivable, as the Bank writes off accrued interest receivable. The Bank does not purchase mortgage loans with credit deterioration at the time of purchase. See “Note 6 — Mortgage Loans” for details on the allowance methodology relating to mortgage loans.
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
For uncleared derivatives, two-way initial margin requirements are imposed, which are required to be satisfied with securities collateral. In addition, uncleared derivative agreements are fully collateralized with a zero unsecured threshold, which can be satisfied with cash or securities collateral, in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the CFTC.
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
Voluntary contributions (non-AHP) that have been expensed but not yet disbursed are recorded in “Other liabilities” on the Bank’s Statements of Condition. The Bank had an outstanding liability of $2 million at December 31, 2025, and no outstanding liability at December 31, 2024.

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

Note 2 — Recently Adopted and Issued Accounting Guidance

Interim Reporting - Narrow-Scope Improvements (ASU 2025-11)

In December 2025, the FASB issued guidance to provide clarity on the interim reporting requirements, without expanding or reducing current requirements. This guidance becomes effective for the Bank for the interim periods beginning on January 1, 2028. Early adoption of this guidance is permitted. The adoption of this guidance is not expected to have any effect on the Bank’s financial condition, results of operations, cash flows, or disclosures.

Hedge Accounting Improvements (ASU 2025-09)

In November 2025, the FASB issued guidance addressing incremental hedge accounting issues, including the elimination of the net written option test in certain instances. This guidance becomes effective for the Bank for the annual and interim periods beginning on January 1, 2027. Early adoption of this guidance is permitted. The adoption of this guidance is not expected to have any effect on the Bank’s financial condition, results of operations, cash flows, or disclosures.

Purchased Loans (ASU 2025-08)

In November 2025, the FASB issued guidance updating the accounting for acquired financial assets, requiring certain purchased loans to be accounted for at their purchase price plus an allowance. This guidance becomes effective for the Bank for the annual and interim periods beginning on January 1, 2027. Early adoption of this guidance is permitted. The Bank is in process of evaluating this guidance; the effect on the Bank’s financial condition, results of operations, cash flows, or disclosures has not been determined.

Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)

In September 2025, the FASB issued guidance updating the accounting for internal-use software costs, removing all references to development stages and clarifying when capitalization may begin. This guidance becomes effective for the Bank for the interim and annual periods beginning on January 1, 2028. Early adoption of this guidance is permitted. The Bank is in process of evaluating this guidance; the effect on the Bank’s financial condition, results of operations, cash flows, or disclosures has not been determined.

Disaggregation of Income Statement Expenses (ASU 2024-03)

In November 2024, the FASB issued guidance requiring disaggregated disclosure of income statement expenses. This guidance becomes effective for the Bank for the annual period ended December 31, 2027, and the interim periods thereafter. While early adoption of this guidance is permitted, the Bank does not intend to early adopt. The adoption of this guidance is not expected to have any effect on the Bank’s financial condition, results of operations, cash flows, or disclosures due to the existing level of disaggregation.

Note 3 — Cash and Due from Banks

    Cash and due from banks includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from the Federal Reserve Bank.
COMPENSATING BALANCES
The Bank maintains collected cash balances with commercial banks in return for certain services. These arrangements contain no legal restrictions on the withdrawal of funds. Average collected cash balances were $28 million and $18 million for the years ended December 31, 2025 and 2024.
Note 4 — Investments

The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, and makes other investments in debt securities, which are classified as either trading, AFS, or HTM.

INTEREST-BEARING DEPOSITS, SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL, AND FEDERAL FUNDS SOLD

The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by an NRSRO. At December 31, 2025 and 2024, none of these investments were with counterparties rated below triple-B; however, as of December 31, 2025 and 2024, approximately 40 percent and 34 percent were secured securities purchased under agreements to resell with unrated counterparties.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations limit the amount of unsecured credit the Bank may extend to a counterparty. At December 31, 2025 and 2024, no allowance for credit losses was recorded for interest-bearing deposits and federal funds sold, as all assets were repaid or expected to be repaid according to their contractual terms. The carrying values of interest-bearing deposits and federal funds sold exclude accrued interest receivable of $15 million and $17 million at December 31, 2025 and 2024.

Securities purchased under agreements to resell are secured, short-term, and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, the Bank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at December 31, 2025 and 2024. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $2 million and $1 million at December 31, 2025 and 2024.

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

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	December 31,
	2025	2024
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$6,104	$4,508
Other U.S. obligations[1]	57	59
GSE and Tennessee Valley Authority obligations	48	47
Other[2]	94	106
Total fair value	$6,303	$4,720

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

2    Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

The following table summarizes the components of “Net gains (losses) on trading securities” as presented on the Statements of Income (dollars in millions):

	For the Years Ended December 31,
	2025	2024	2023
Net unrealized gains (losses) on trading securities held at period-end	$82	$18	$67
Net gains (losses) on trading securities no longer held at period-end	15	—	26
Net gains (losses) on trading securities	$97	$18	$93

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	December 31, 2025
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$14	$—	$—	$14
GSE and Tennessee Valley Authority obligations	280	30	—	310
State or local housing agency obligations	369	2	(1)	370
Other[3]	18	1	—	19
Total non-mortgage-backed securities	681	33	(1)	713
Mortgage-backed securities
U.S. obligations single-family[2]	5,683	25	(1)	5,707
GSE single-family	217	1	(1)	217
GSE multifamily	20,755	152	(25)	20,882
Total mortgage-backed securities	26,655	178	(27)	26,806
Total	$27,336	$211	$(28)	$27,519

	December 31, 2024
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$102	$—	$—	$102
GSE and Tennessee Valley Authority obligations	285	24	—	309
State or local housing agency obligations	504	1	(6)	499
Other[3]	41	1	—	42
Total non-mortgage-backed securities	932	26	(6)	952
Mortgage-backed securities
U.S. obligations single-family[2]	5,192	13	(5)	5,200
GSE single-family	197	—	(2)	195
GSE multifamily	19,037	45	(98)	18,984
Total mortgage-backed securities	24,426	58	(105)	24,379
Total	$25,358	$84	$(111)	$25,331

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $89 million and $86 million at December 31, 2025 and 2024.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

3    Consists of taxable municipal bonds.

The Bank had no sales of AFS securities during the years ended December 31, 2025, 2024, and 2023.

Unrealized Losses

The following tables summarize AFS securities with gross unrealized losses by major security type and length of time that individual securities have been in a continuous unrealized loss position (dollars in millions). In cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$7	$—	$3	$—	$10	$—
State or local housing agency obligations	82	(1)	123	—	205	(1)
Total non-mortgage-backed securities	89	(1)	126	—	215	(1)
Mortgage-backed securities
U.S. obligations single-family[1]	181	—	488	(1)	669	(1)
GSE single-family	—	—	71	(1)	71	(1)
GSE multifamily	216	—	3,831	(25)	4,047	(25)
Total mortgage-backed securities	397	—	4,390	(27)	4,787	(27)
Total	$486	$(1)	$4,516	$(27)	$5,002	$(28)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$—	$—	$21	$—	$21	$—
State or local housing agency obligations	108	(1)	347	(5)	455	(6)
Total non-mortgage-backed securities	108	(1)	368	(5)	476	(6)
Mortgage-backed securities
U.S. obligations single-family[1]	995	(4)	808	(1)	1,803	(5)
GSE single-family	45	—	85	(2)	130	(2)
GSE multifamily	3,325	(10)	7,587	(88)	10,912	(98)
Total mortgage-backed securities	4,365	(14)	8,480	(91)	12,845	(105)
Total	$4,473	$(15)	$8,848	$(96)	$13,321	$(111)

1    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31, 2025		December 31, 2024
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$11	$11	$88	$88
Due after one year through five years	47	49	234	236
Due after five years through ten years	224	227	212	210
Due after ten years	399	426	398	418
Total non-mortgage-backed securities	681	713	932	952
Mortgage-backed securities	26,655	26,806	24,426	24,379
Total	$27,336	$27,519	$25,358	$25,331

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	December 31, 2025
	Amortized Cost[1]	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$124	$8	$—	$132
State or local housing agency obligations	21	1	—	22
Total non-mortgage-backed securities	145	9	—	154
Mortgage-backed securities
U.S. obligations single-family[2]	1	—	—	1
GSE single-family	299	—	(4)	295
Private-label	2	—	—	2
Total mortgage-backed securities	302	—	(4)	298
Total	$447	$9	$(4)	$452

	December 31, 2024
	Amortized Cost[1]	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$358	$6	$(2)	$362
State or local housing agency obligations	29	—	—	29
Total non-mortgage-backed securities	387	6	(2)	391
Mortgage-backed securities
U.S. obligations single-family[2]	2	—	—	2
GSE single-family	369	—	(7)	362
Private-label	2	—	—	2
Total mortgage-backed securities	373	—	(7)	366
Total	$760	$6	$(9)	$757

1    Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $2 million and $5 million at both December 31, 2025 and 2024.

2    Represents investment securities backed by the full faith and credit of the U.S. Government.

The Bank had no sales of HTM securities during the years ended December 31, 2025, 2024, and 2023.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	December 31, 2025		December 31, 2024
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$3	$3	$233	$233
Due after one year through five years	27	28	12	12
Due after five years through ten years	69	74	72	73
Due after ten years	46	49	70	73
Total non-mortgage-backed securities	145	154	387	391
Mortgage-backed securities	302	298	373	366
Total	$447	$452	$760	$757

ALLOWANCE FOR CREDIT LOSSES ON AFS AND HTM SECURITIES

The Bank evaluates AFS and HTM investment securities for credit losses on a quarterly basis. The Bank’s AFS and HTM securities may include, but are not limited to, certificates of deposit, commercial paper, U.S. obligations, GSE and TVA obligations, state or local housing agency obligations, taxable municipal bonds, and MBS. The Bank only purchases securities considered investment quality. At both December 31, 2025 and 2024, over 99 percent of the Bank’s AFS and HTM securities, based on amortized cost, were rated single-A or above by an NRSRO, based on the lowest long-term credit rating for each security.

The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). At December 31, 2025 and 2024, certain AFS securities held by the Bank were in an unrealized loss position. These losses are considered temporary as the Bank expects to recover the entire amortized cost basis on these AFS investment securities and neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security’s remaining amortized cost basis. In addition, substantially all of these securities are high-quality GSE securities or carry an explicit government guarantee. In the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. As a result, no allowance for credit losses was recorded on these AFS securities at December 31, 2025 and 2024.

The Bank evaluates its HTM securities for impairment on a collective, or pooled, basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. At December 31, 2025 and 2024, the Bank had no allowance for credit losses recorded on its HTM securities because the securities: (i) were highly-rated, (ii) had not experienced, nor did the Bank expect, any material payment defaults on the instruments, and (iii) in the case of U.S. obligations and GSE and TVA obligations, carry an explicit government guarantee, and (iv) in the case of GSE securities, they are purchased under an assumption that the issuers’ obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

Note 5 — Advances

The Bank holds a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics, and optionality. Fixed rate advances generally have maturities ranging from overnight to 30 years. Variable rate advances generally have maturities ranging from one month to ten years, where the interest rates reset periodically to a specified interest rate index such as SOFR or consolidated obligation yields.

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	December 31, 2025		December 31, 2024
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$—	—%	$1	6.12%
Due in one year or less	53,895	3.87	45,738	4.44
Due after one year through two years	14,770	3.84	16,105	3.84
Due after two years through three years	15,574	4.12	12,751	4.19
Due after three years through four years	11,013	3.93	13,328	4.30
Due after four years through five years	9,511	4.12	7,787	4.33
Thereafter	5,415	4.27	5,020	4.25
Total par value	110,178	3.95%	100,730	4.27%
Premiums	2		3
Discounts	(22)		(21)
Fair value hedging adjustments	72		(761)
Total	$110,230		$99,951

1    Excludes accrued interest receivable of $192 million and $180 million at December 31, 2025 and 2024.

The Bank offers advances to members and eligible housing associates that may be prepaid on predetermined dates (call dates) prior to maturity without incurring prepayment fees (callable advances). Other advances may require a prepayment fee or credit that makes the Bank financially indifferent to the prepayment of the advance. At December 31, 2025 and 2024, the Bank had callable advances outstanding totaling $10.6 billion and $10.4 billion.

The following table summarizes advances by year of redemption term or next call date for callable advances (dollars in millions):

	Redemption Term or Next Call Date
	December 31, 2025	December 31, 2024
Overdrawn demand deposit accounts	$—	$1
Due in one year or less	63,698	54,893
Due after one year through two years	13,315	14,474
Due after two years through three years	13,455	10,312
Due after three years through four years	7,976	11,080
Due after four years through five years	6,361	4,990
Thereafter	5,373	4,980
Total par value	$110,178	$100,730

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

ADVANCE CONCENTRATIONS

The Bank’s advances are primarily concentrated in commercial banks and insurance companies. The following table summarizes advances outstanding to members exceeding 10 percent of total advances outstanding at December 31, 2025 (dollars in millions):

	Amount	% of Total Advances
Athene Annuity and Life Company	$23,271	21%
Wells Fargo Bank, N.A.	16,000	15

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

The Bank evaluates the credit quality of advances using a risk-based approach considering collateral and taking into account each borrower’s financial strength. This assessment considers the collateral payment performance and the type and amount of collateral pledged, to be the primary indicators of credit quality. At December 31, 2025 and 2024, the Bank had rights to collateral on a borrower-by-borrower basis with an unpaid principal balance or market value, as applicable, in excess of its outstanding advances.

At December 31, 2025 and 2024, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. In addition, there were no modifications related to advances resulting from a borrower experiencing financial difficulties during the years ended December 31, 2025 and 2024.

The Bank has never experienced a credit loss on its advances. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on its advances as of December 31, 2025 and 2024.

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

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	December 31,
	2025	2024
Fixed rate, long-term[1] single-family mortgage loans	$13,549	$10,961
Fixed rate, medium-term[2] single-family mortgage loans	904	856
Total unpaid principal balance	14,453	11,817
Premiums	156	130
Discounts	(54)	(33)
Basis adjustments from mortgage loan purchase commitments	(9)	(13)
Total mortgage loans held for portfolio[3]	14,546	11,901
Allowance for credit losses	(6)	(5)
Total mortgage loans held for portfolio, net	$14,540	$11,896

1    Long-term is defined as an original term of greater than 15 years and up to 30 years.

2    Medium-term is defined as an original term of 15 years or less.

3    Excludes accrued interest receivable of $107 million and $78 million at December 31, 2025 and 2024.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	December 31,
	2025	2024
Conventional mortgage loans	$14,097	$11,452
Government-guaranteed or -insured mortgage loans	356	365
Total unpaid principal balance	$14,453	$11,817
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

The following tables presents the payment status for conventional mortgage loans (dollars in millions):

	December 31, 2025
	Origination Year
	Prior to 2021	2021 to 2025	Total
Past due 30 - 59 days	$36	$61	$97
Past due 60 - 89 days	8	12	20
Past due 90 - 179 days	6	12	18
Past due 180 days or more	4	7	11
Total past due mortgage loans	54	92	146
Total current mortgage loans	3,243	10,796	14,039
Total amortized cost of mortgage loans[1]	$3,297	$10,888	$14,185

	December 31, 2024
	Origination Year
	Prior to 2020	2020 to 2024	Total
Past due 30 - 59 days	$28	$41	$69
Past due 60 - 89 days	8	11	19
Past due 90 - 179 days	5	7	12
Past due 180 days or more	4	4	8
Total past due mortgage loans	45	63	108
Total current mortgage loans	2,347	9,076	11,423
Total amortized cost of mortgage loans[1]	$2,392	$9,139	$11,531

1    Amortized cost represents the unpaid principal balance adjusted for unamortized premiums, discounts, price adjustment fees, basis adjustments, and direct write-downs. Amortized cost excludes accrued interest receivable.

The following tables present other delinquency statistics for mortgage loans (dollars in millions):

	December 31, 2025
Amortized Cost	Conventional	Government-Insured	Total
In process of foreclosure[1]	$2	$1	$3
Serious delinquency rate[2]	—%	2%	—%
Past due 90 days or more and still accruing interest[3]	$—	$8	$8
Non-accrual mortgage loans[4]	$62	$—	$62

	December 31, 2024
Amortized Cost	Conventional	Government- Insured	Total
In process of foreclosure[1]	$4	$1	$5
Serious delinquency rate[2]	—%	2%	—%
Past due 90 days or more and still accruing interest[3]	$—	$7	$7
Non-accrual mortgage loans[4]	$49	$—	$49

1    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.

2    Represents mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of total mortgage loans. Serious delinquency rate on conventional loans was less than one percent at December 31, 2025 and 2024.

3    Represents government-insured mortgage loans that are 90 days or more past due.

4    Represents conventional mortgage loans that are 90 days or more past due or for which the collection of interest or principal is doubtful. At December 31, 2025 and 2024, $31 million and $25 million of conventional mortgage loans on non-accrual status were evaluated individually and do not have a related allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral is greater than the amortized cost of the loans.

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates mortgage loans for credit losses on a quarterly basis.

Conventional Mortgage Loans

The Bank determines its allowances for credit losses on conventional loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. The Bank’s allowance for credit losses on conventional mortgage loans was $6 million and $5 million at December 31, 2025 and 2024.

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

The Bank has never experienced a credit loss on its government-insured mortgage loans. At December 31, 2025 and 2024, the Bank assessed its servicers and determined there was no expectation that a servicer would fail to remit payments due until paid in full. As a result, the Bank did not establish an allowance for credit losses for its government-insured mortgage loans at December 31, 2025 and 2024. Furthermore, none of these mortgage loans have been placed on non-accrual status because of the U.S. Government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

•Advances. The Bank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics, and optionality. The Bank may use derivatives to adjust the repricing and/or option characteristics of advances in order to more closely match the characteristics of its funding liabilities. When a borrower executes a fixed rate advance or a variable rate advance with embedded options, the Bank may simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the advance. For example, the Bank may hedge a fixed rate advance with an interest rate swap where the Bank pays a fixed rate coupon and receives a variable rate coupon, effectively converting the fixed rate advance to a variable rate advance. This type of hedge is typically treated as a fair value hedge. In addition, the Bank may hedge a callable advance, which gives the borrower the option to extinguish the fixed rate advance, by entering into a cancelable interest rate swap.

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

The following table summarizes the Bank’s notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest (dollars in millions):

	December 31, 2025			December 31, 2024
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$162,769	$237	$29	$99,170	$200	$60
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	23,176	3	—	55,732	1	—
Forward settlement agreements	111	—	—	91	1	—
Mortgage loan purchase commitments	106	—	—	101	—	—
Total derivatives not designated as hedging instruments	23,393	3	—	55,924	2	—
Total derivatives before netting and collateral adjustments	$186,162	240	29	$155,094	202	60
Netting adjustments and cash collateral[1]		(160)	(26)		602	(54)
Total derivative assets and derivative liabilities		$80	$3		$804	$6

1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral, including accrued interest, held or placed with the same clearing agent and/or counterparty. At December 31, 2025 and 2024, cash collateral, including accrued interest, posted by the Bank was $3 million and $815 million. At December 31, 2025 and 2024, the Bank held cash collateral, including accrued interest, from clearing agents and/or counterparties of $137 million and $159 million.

The following tables summarize the net gains (losses) on qualifying fair value hedging relationships and the amortization of basis adjustments on discontinued fair value hedging relationships recorded in net interest income, including the net interest settlements on derivatives, as well as total income (expense) by product recorded on the Statements of Income (dollars in millions):

	For the Year Ended December 31, 2025
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$5,080	$1,390	$(2,829)	$(4,578)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	(381)	(397)	7	57
Hedged items[3]	834	591	(17)	(78)
Net gains (losses) on fair value hedging relationships	$453	$194	$(10)	$(21)

	For the Year Ended December 31, 2024
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$6,013	$1,484	$(4,821)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	921	866	(182)
Hedged items[3]	(65)	(521)	(3)
Net gains (losses) on fair value hedging relationships	$856	$345	$(185)

	For the Year Ended December 31, 2023
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$6,533	$1,203	$(5,392)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	328	119	(37)
Hedged items[3]	486	245	(243)
Net gains (losses) on fair value hedging relationships	$814	$364	$(280)

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

3    Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	December 31, 2025
	Advances	AFS Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Amortized cost of hedged asset/liability[1]	$58,516	$19,983	$61,439	$20,546
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$82	$(315)	$17	$56
Basis adjustments for discontinued hedging relationships included in amortized cost	(10)	(42)	—	—
Total amount of fair value hedging adjustments	$72	$(357)	$17	$56

	December 31, 2024
	Advances	AFS Securities	Consolidated Obligation Bonds
Amortized cost of hedged asset/liability[1]	$57,580	$17,631	$22,166
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(733)	$(922)	$(21)
Basis adjustments for discontinued hedging relationships included in amortized cost	(28)	(26)	(1)
Total amount of fair value hedging adjustments	$(761)	$(948)	$(22)

1    Represents the portion of amortized cost designated as a hedged item in an active or discontinued fair value hedging relationship. Amortized cost includes fair value hedging adjustments.

The following table summarizes the components of “Net gains (losses) on derivatives” as presented on the Statements of Income (dollars in millions):

	For the Years Ended December 31,
	2025	2024	2023
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$(69)	$44	$45
Forward settlement agreements	(4)	1	2
Mortgage loan purchase commitments	4	(2)	(4)
Net interest settlements	17	(37)	(52)
Total net gains (losses) related to derivatives not designated as hedging instruments	(52)	6	(9)
Price alignment amount[1]	1	2	(32)
Net gains (losses) on derivatives	$(51)	$8	$(41)
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

Uncleared derivative transactions executed on or after September 1, 2022 are subject to two-way initial margin requirements if the Bank’s aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin rules and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of December 31, 2025, the Bank was not required to post initial margin on its uncleared derivative transactions in accordance with the noted regulation.

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

Each clearinghouse determines initial margin requirements which can be either cash or securities collateral. Generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The Bank was not required to post additional initial margin by its clearing agent, based on credit considerations, at December 31, 2025. Variation margin requirements with each clearinghouse are based on changes in the fair value of cleared derivatives and are legally characterized as daily settlement payments, rather than cash collateral.

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

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	December 31, 2025
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral Not Offset - Can be Sold or Repledged	Net amount[3]
Derivative Assets
Uncleared derivatives	$159	$(158)	$—	$1	$—	$1
Cleared derivatives	81	(2)	—	79	—	79
Total	$240	$(160)	$—	$80	$—	$80
Derivative Liabilities
Uncleared derivatives	$27	$(24)	$—	$3	$—	$3
Cleared derivatives	2	(2)	—	—	—	—
Total	$29	$(26)	$—	$3	$—	$3

	December 31, 2024
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral Not Offset - Can be Sold or Repledged	Net amount[3]
Derivative Assets
Uncleared derivatives	$181	$(180)	$—	$1	$—	$1
Cleared derivatives	21	782	—	803	—	803
Total	$202	$602	$—	$804	$—	$804
Derivative Liabilities
Uncleared derivatives	$57	$(51)	$—	$6	$—	$6
Cleared derivatives	3	(3)	—	—	—	—
Total	$60	$(54)	$—	$6	$—	$6

1    Represents derivative assets and derivative liabilities prior to netting adjustments and cash collateral, including accrued interest.
2     Represents mortgage loan purchase commitments not subject to enforceable netting requirements.
3    Any over-collateralization at an individual clearing agent and/or counterparty level is not included in the determination of the net amount.    At December 31, 2025 and 2024, the Bank had additional net credit exposure of $1.4 billion and $0.5 billion due to instances where the Bank’s non-cash collateral to a counterparty exceeded the Bank’s net derivative position.

Note 8 — Deposits
The Bank offers demand and overnight deposits as well as short-term interest-bearing deposits to members and to qualifying non-members. Deposits classified as demand and overnight pay interest based on a daily interest rate. Short-term interest-bearing deposits pay interest based on a fixed rate determined at the issuance of the deposit.
The following table details the Bank’s interest-bearing and non-interest-bearing deposits (dollars in millions):

	December 31,
	2025	2024
Interest-bearing
Demand and overnight	$960	$1,186
Term	10	9
Non-interest-bearing
Demand	177	119
Total	$1,147	$1,314

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

    Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At December 31, 2025 and 2024, the total par value of outstanding consolidated obligations of the FHLBanks was $1,151.8 billion and $1,193.0 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	December 31, 2025		December 31, 2024
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$85,186	3.76%	$65,250	4.51%
Discounts and concessions[1]	(586)		(586)
Fair value hedging adjustments	17		—
Fair value option adjustments	3		16
Total	$84,620		$64,680

1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	December 31, 2025		December 31, 2024
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$38,808	3.76%	$43,287	4.53%
Due after one year through two years	32,347	3.84	28,333	4.45
Due after two years through three years	3,577	4.11	2,712	3.85
Due after three years through four years	3,351	3.71	2,957	4.19
Due after four years through five years	2,399	3.44	4,021	4.01
Thereafter	8,706	4.52	7,278	4.11
Total par value	89,188	3.87%	88,588	4.41%
Premiums	28		30
Discounts and concessions[1]	(23)		(25)
Fair value hedging adjustments	56		(22)
Total	$89,249		$88,571

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
The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	December 31,
	2025	2024
Non-callable or non-putable	$37,814	$56,373
Callable	51,374	32,215
Total par value	$89,188	$88,588

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

	December 31,
Year of Contractual Maturity or Next Call Date	2025	2024
Due in one year or less	$79,984	$69,363
Due after one year through two years	3,609	12,793
Due after two years through three years	2,901	2,531
Due after three years through four years	1,594	1,952
Due after four years through five years	685	1,399
Thereafter	415	550
Total par value	$89,188	$88,588

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

There was no contribution shortfall, as described above, in 2025, 2024, or 2023. If an FHLBank finds that its required contributions are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions under the FHLBank Act. The Bank did not make any such application in 2025, 2024, or 2023.

In addition to the statutory AHP assessment, the Bank may elect to make voluntary contributions to the AHP or other housing programs and community investment initiatives. The income statement effects of the Bank’s voluntary programs reduce net income before assessments which, in turn, reduces the statutory AHP assessment each year. The Bank has committed to making supplemental voluntary contributions to AHP by an amount that equals what the statutory AHP assessment would be in the absence of these effects. Statutory AHP assessments and all voluntary contributions to the AHP are recorded in the AHP liability on the Statements of Condition. Statutory AHP assessments and supplemental voluntary AHP contributions recorded as expense in the current year are generally awarded in the subsequent year and may be disbursed over several years.

The following table presents a rollforward of the Bank’s AHP liability (dollars in millions):

	For the Years Ended December 31,
	2025	2024	2023
Balance, beginning of year	$262	$198	$135
Assessments	98	102	107
Voluntary AHP expense	7	6	5
Supplemental voluntary AHP expense	8	7	—
Disbursements	(74)	(51)	(49)
Balance, end of year	$301	$262	$198

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

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At December 31, 2025 and 2024, the Bank had no excess capital stock outstanding.

MANDATORILY REDEEMABLE CAPITAL STOCK

The Bank reclassifies capital stock subject to redemption from equity to a liability, which represents MRCS, at the time shares meet the definition of a mandatorily redeemable financial instrument. This occurs after a member provides written notice of redemption, gives notice of intention to withdraw from membership, becomes ineligible for continuing membership, or attains non-member status by merger or consolidation, charter termination, or other involuntary termination from membership. Dividends on MRCS are classified as interest expense on the Statements of Income. The Bank recorded interest expense on MRCS of $3 million, $1 million, and $1 million for the years ended December 31, 2025, 2024, and 2023.

The following table summarizes changes in MRCS (dollars in millions):

	For the Years Ended December 31,
	2025	2024	2023
Balance, beginning of period	$9	$12	$15
Capital stock reclassified to (from) MRCS, net	143	1	4
Net payments for repurchases/redemptions of MRCS	(122)	(4)	(7)
Balance, end of period	$30	$9	$12

The following table summarizes the Bank’s MRCS by year of contractual redemption (dollars in millions):

	December 31,
Year of Contractual Redemption[1]	2025	2024
Due in one year or less	$4	$—
Due after one year through two years	—	5
Due after four years through five years	23	—
Past contractual redemption date due to outstanding activity with the Bank	3	4
Total	$30	$9
1    At the Bank’s election, MRCS may be redeemed prior to the expiration of the five year redemption period that commences on the date of the notice of redemption.

RESTRICTED RETAINED EARNINGS

The Bank entered into a JCE Agreement with all of the other FHLBanks in 2011. The JCE Agreement, as amended, is intended to enhance the capital position of the FHLBanks over time. Under the JCE Agreement, each FHLBank is required to allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of its average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends. At December 31, 2025 and 2024, the Bank’s restricted retained earnings account totaled $1.3 billion and $1.1 billion.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in AOCI (dollars in millions):

Total AOCI
Balance, December 31, 2022	$(117)
Net change in fair value of AFS securities	(64)
Net actuarial gains (losses) on postretirement benefits	1
Balance, December 31, 2023	(180)
Net change in fair value of AFS securities	151
Balance, December 31, 2024	(29)
Net change in fair value of AFS securities	210
Balance, December 31, 2025	$181

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

•Leverage capital. The Bank is required to maintain a minimum five percent leverage ratio, which is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times, divided by total assets. The Bank did not hold any nonpermanent capital at December 31, 2025 and 2024.

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

The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	December 31, 2025		December 31, 2024
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$1,878	$10,336	$1,499	$9,489
Regulatory capital	$7,460	$10,336	$6,610	$9,489
Leverage capital	$9,325	$15,504	$8,263	$14,233
Capital-to-assets ratio	4.00%	5.54%	4.00%	5.74%
Capital stock-to-assets ratio	2.00%	3.38%	2.00%	3.53%
Leverage ratio	5.00%	8.31%	5.00%	8.61%

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification between fair value hierarchy levels of certain assets or liabilities. The Bank had no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2025, 2024, or 2023.

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

	December 31, 2025
		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]	Total
Assets
Cash and due from banks	$44	$44	$—	$—	$—	$44
Interest-bearing deposits	3,726	—	3,726	—	—	3,726
Securities purchased under agreements to resell	17,090	—	17,090	—	—	17,090
Federal funds sold	5,930	—	5,930	—	—	5,930
Trading securities	6,303	—	6,303	—	—	6,303
Available-for-sale securities	27,519	—	27,519	—	—	27,519
Held-to-maturity securities	447	—	450	2	—	452
Advances	110,230	—	110,441	—	—	110,441
Mortgage loans held for portfolio, net	14,540	—	13,996	38	—	14,034
Accrued interest receivable	461	—	461	—	—	461
Derivative assets, net	80	—	240	—	(160)	80
Other assets	50	50	—	—	—	50
Liabilities
Deposits	(1,147)	—	(1,147)	—	—	(1,147)
Consolidated obligations
Discount notes[2]	(84,620)	—	(84,617)	—	—	(84,617)
Bonds	(89,249)	—	(88,831)	—	—	(88,831)
Total consolidated obligations	(173,869)	—	(173,448)	—	—	(173,448)
MRCS	(30)	(30)	—	—	—	(30)
Accrued interest payable	(589)	—	(589)	—	—	(589)
Derivative liabilities, net	(3)	—	(29)	—	26	(3)

1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

2    Includes $17.4 billion of consolidated obligation discount notes recorded under fair value option at December 31, 2025.

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

As of December 31, 2025 and 2024, multiple prices were received for the majority of the Bank’s trading and AFS investment securities. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Derivative Assets and Liabilities. The fair value of derivatives is generally estimated using standard valuation techniques such as a discounted cash flow analysis and includes variation margin payments for daily settled contracts. In limited instances, fair value estimates for interest-rate related derivatives may be obtained using an external pricing model that utilizes observable market data. The Bank is subject to credit risk in derivatives transactions due to the potential nonperformance of its derivatives counterparties. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral/payments are posted daily, through a clearing agent, for changes in the fair value of cleared derivatives. To mitigate credit risk on uncleared derivatives, the Bank enters into master netting agreements with its counterparties that are fully collateralized with a zero unsecured threshold. The Bank has evaluated the potential for the fair value of its derivatives to be affected by counterparty credit risk and its own credit risk and has determined that no adjustments were significant to the overall fair value measurements.

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

FAIR VALUE ON A RECURRING AND NON-RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	December 31, 2025
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Recurring fair value measurements
Assets
Trading securities
U.S. Treasury obligations	$—	$6,104	$—	$—	$6,104
Other U.S. obligations	—	57	—	—	57
GSE and TVA obligations	—	48	—	—	48
Other non-MBS	—	94	—	—	94
Total trading securities	—	6,303	—	—	6,303
Available-for-sale securities
Other U.S. obligations	—	14	—	—	14
GSE and TVA obligations	—	310	—	—	310
State or local housing agency obligations	—	370	—	—	370
Other non-MBS	—	19	—	—	19
U.S. obligations single-family MBS	—	5,707	—	—	5,707
GSE single-family MBS	—	217	—	—	217
GSE multifamily MBS	—	20,882	—	—	20,882
Total available-for-sale securities	—	27,519	—	—	27,519
Derivative assets, net
Interest-rate related	—	240	—	(160)	80
Total derivative assets, net	—	240	—	(160)	80
Other assets	50	—	—	—	50
Total recurring assets at fair value	$50	$34,062	$—	$(160)	$33,952
Liabilities
Discount notes[2]	$—	$(17,382)	$—	$—	$(17,382)
Derivative liabilities, net
Interest-rate related	—	(29)	—	26	(3)
Total derivative liabilities, net	—	(29)	—	26	(3)
Total recurring liabilities at fair value	$—	$(17,411)	$—	$26	$(17,385)

Non-recurring fair value measurements
Assets
Impaired mortgage loans held for portfolio[3]	$—	$—	$6	$—	$6
Total non-recurring assets at fair value	$—	$—	$6	$—	$6

1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.

2    Represents financial instruments recorded under the fair value option.

3    These assets are subject to fair value adjustments in certain circumstances. The fair value information presented is as of the date the fair value adjustment was recorded during the year ended December 31, 2025.

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	December 31, 2024
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Recurring fair value measurements
Assets
Trading securities
U.S Treasury obligations	$—	$4,508	$—	$—	$4,508
Other U.S. obligations	—	59	—	—	59
GSE and TVA obligations	—	47	—	—	47
Other non-MBS	—	106	—	—	106
Total trading securities	—	4,720	—	—	4,720
Available-for-sale securities
Other U.S. obligations	—	102	—	—	102
GSE and TVA obligations	—	309	—	—	309
State or local housing agency obligations	—	499	—	—	499
Other non-MBS	—	42	—	—	42
U.S. obligations single-family MBS	—	5,200	—	—	5,200
GSE single-family MBS	—	195	—	—	195
GSE multifamily MBS	—	18,984	—	—	18,984
Total available-for-sale securities	—	25,331	—	—	25,331
Derivative assets, net
Interest-rate related	—	201	—	602	803
Forward settlement agreements (TBAs)	—	1	—	—	1
Total derivative assets, net	—	202	—	602	804
Other assets	44	—	—	—	44
Total recurring assets at fair value	$44	$30,253	$—	$602	$30,899
Liabilities
Discount Notes[2]	$—	$(52,349)	$—	$—	$(52,349)
Derivative liabilities, net
Interest-rate related	—	(60)	—	54	(6)
Total derivative liabilities, net	—	(60)	—	54	(6)
Total recurring liabilities at fair value	$—	$(52,409)	$—	$54	$(52,355)

Non-recurring fair value measurements
Assets
Impaired mortgage loans held for portfolio[3]	$—	$—	$5	$—	$5
Total non-recurring assets at fair value	$—	$—	$5	$—	$5

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

For the years ended December 31, 2025, 2024, and 2023, the Bank recorded net gains of $12 million, net losses of $31 million, and net losses of $92 million on financial instruments held under fair value option (i.e., discount notes). The Bank determined no credit risk adjustments for nonperformance were necessary. In determining that no credit risk adjustments were necessary, the Bank considered the following factors:

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

The following table summarizes the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected (dollars in millions):

	December 31, 2025
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$17,504	$17,382	$(122)

	December 31, 2024
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$52,848	$52,349	$(499)

Note 13 — Commitments and Contingencies

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	December 31, 2025			December 31, 2024
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1,2]	$18,145	$118	$18,263	$20,150
Standby bond purchase agreements[2]	179	1,070	1,249	1,024
Commitments to purchase mortgage loans	106	—	106	101
Commitments to issue bonds[3]	1,000	—	1,000	665
Commitments to issue discount notes[3]	3,060	—	3,060	—
Commitments to fund advances[2,4]	151	—	151	227
1    Excludes commitments to issue standby letters of credit, when applicable. At both December 31, 2025 and 2024, the Bank had no commitments to issue standby letters of credit.

2    The Bank has deemed it unnecessary to record any liability for credit losses on these agreements at December 31, 2025 and 2024, based on its credit extension and collateral policies.

3    The Bank enters into commitments to issue consolidated obligations in the normal course of its business, that generally settle within 30 calendar days.

4    The Bank enters into commitments to fund additional advances up to 24 months in the future.

Standby Letters of Credit. The Bank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed with members for a fee. If the Bank is required to make payment for a beneficiary’s draw, the member either reimburses the Bank for the amount drawn or, subject to the Bank’s discretion, the amount drawn may be converted into a collateralized advance to the member. The maturities of standby letters of credit outstanding at December 31, 2025 are currently no later than 2038. The carrying values of guarantees related to standby letters of credit are recorded in “Other liabilities” on the Statements of Condition and amounted to $7 million at both December 31, 2025 and 2024.

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

Standby Bond Purchase Agreements. The Bank has entered into standby bond purchase agreements with state housing finance agencies within its district pursuant to which, for a fee, it agrees to serve as a standby liquidity provider if required, to purchase and hold the bonds until the designated marketing agent can find a suitable investor or the state housing finance agency repurchases the bonds according to a schedule established by the agreement. Each standby bond purchase agreement includes the provisions under which the Bank would be required to purchase the bonds and typically allows the Bank to terminate the agreement upon the occurrence of a default event of the issuer. At December 31, 2025, the Bank had standby bond purchase agreements with eight state housing finance agencies. The maturities of standby bond purchase agreements outstanding at December 31, 2025 are currently no later than 2030. During the years ended December 31, 2025, 2024, and 2023, the Bank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The Bank enters into commitments that unconditionally obligate it to purchase mortgage loans from its members. These commitments are considered derivatives and their estimated fair value at December 31, 2025 and 2024 is reported in “Note 7 — Derivatives and Hedging Activities” as mortgage loan purchase commitments.

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At December 31, 2025 and 2024, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was $977.4 billion and $1,039.2 billion.

Other Commitments. For each MPF master commitment, the Bank’s potential loss exposure prior to the PFI’s credit enhancement obligation is estimated and tracked in a FLA. For absorbing certain losses in excess of the FLA, PFIs are paid a credit enhancement fee, a portion of which may be performance-based. To the extent the Bank experiences losses under the FLA, it may be able to recapture performance-based credit enhancement fees paid to the PFI to offset these losses. The FLA balance for all MPF master commitments with a PFI credit enhancement obligation was $222 million and $197 million at December 31, 2025 and 2024.
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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	December 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Advances	$667	1	$1,127	1
Mortgage loans	606	4	190	2
Deposits	15	1	12	1
Capital stock	65	1	78	1

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of its total capital stock outstanding (including MRCS). At December 31, 2025 and 2024, the Bank had the following business concentrations with stockholders (dollars in millions):

	December 31, 2025
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Athene Annuity and Life Company[3]	$1,057	16	$23,271	$—	$863
Wells Fargo, N.A.[4]	741	11	16,000	5	348
Superior Guaranty Insurance Company[5]	4	—	—	93	—
Total	$1,802	27	$39,271	$98	$1,211

	December 31, 2024
	Capital Stock			Interest
Stockholder	Amount	% of Total[1]	Advances	Income[2]
Athene Annuity and Life Company[3]	$711	12	$15,571	$473
1    Pursuant to applicable Finance Agency regulations, the Bank’s voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank’s capital stock.
2    Represents interest income earned on advances during the years ended December 31, 2025 and 2024. Interest income on mortgage loans is excluded from these tables as this interest relates to the borrower, not to the stockholder.
3    Athene Annuity and Life Company had no standby letters of credit outstanding as of December 31, 2025 and 2024.
4    Wells Fargo Bank, N.A. had standby letters of credit outstanding totaling $10.9 billion as of December 31, 2025, which generated fee income of $13 million during the year ended December 31, 2025.
5    Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A. and had no standby letters of credit outstanding as of December 31, 2025.
The Bank’s concentrations also include stockholders with revenues in excess of 10 percent of the Bank’s total revenue, which includes interest income and non-interest income. For the year ended December 31, 2025, the Bank had no stockholders with revenues in excess of 10 percent of the Bank’s total revenue. The Bank had one member and related affiliate with revenues of $1.0 billion and $1.7 billion for the years ended December 31, 2024 and 2023.

Note 15 — Activities with Other FHLBanks

Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the years ended December 31, 2025, 2024, and 2023 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2025
Boston	$—	$300	$(300)	$—
Chicago	—	10	(10)	—
Indianapolis	—	500	(500)	—
San Francisco	—	850	(850)	—
Topeka	—	10	(10)	—
	$—	$1,670	$(1,670)	$—

2024
Boston	$—	$200	$(200)	$—
Chicago	—	5	(5)	—
	$—	$205	$(205)	$—

2023
Chicago	$—	$2,005	$(2,005)	$—
New York	—	500	(500)	—
San Francisco	—	2,655	(2,655)	—
	$—	$5,160	$(5,160)	$—

The following table summarizes borrowing activity from other FHLBanks during the years ended December 31, 2025, 2024, and 2023 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2025
Atlanta	$—	$200	$(200)	$—
Chicago	—	300	(300)	—
Cincinnati	—	550	(550)	—
New York	—	700	(700)	—
San Francisco	—	500	(500)	—
Topeka	—	450	(450)	—
	$—	$2,700	$(2,700)	$—

2024
Chicago	$—	$2,000	$(2,000)	$—
Cincinnati	—	500	(500)	—
	$—	$2,500	$(2,500)	$—

2023
Boston	$—	$450	$(450)	$—
Cincinnati	—	750	(750)	—
San Francisco	—	500	(500)	—
Topeka	—	565	(565)	—
	$—	$2,265	$(2,265)	$—

For the years ended December 31, 2025, 2024, and 2023, the interest income and expense related to these transactions was immaterial.

MPF Program. The Bank pays fees to the FHLBank of Chicago for providing MPF program services. For the years ended December 31, 2025, 2024, and 2023, the Bank paid fees of $10 million, $8 million, and $6 million to the FHLBank of Chicago. In order to facilitate these payments, the Bank maintained interest-bearing deposits with the FHLBank of Chicago, which totaled $6 million and $1 million at December 31, 2025 and 2024.

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the annual period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment, management determined that our internal control over financial reporting was effective as of December 31, 2025. Additionally, the effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PwC, our independent registered public accounting firm. Refer to “Item 8. Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm” for their audit report.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Member Directorships are allocated by the Finance Agency to the 13 states in our district and a member institution is eligible to participate in the election for the state in which it is located. Candidates for Member Directorships are not nominated by the Board. Under the FHLBank Act, Member Directors are nominated by the members eligible to participate in the election in the relevant state. A member is entitled to cast, for each applicable Member Directorship, one vote for each share of capital stock that the member is required to hold as of the record date for voting, subject to a statutory limitation, equal to the average number of shares of our capital stock that were required to be held by all members in that state as of the record date for voting.

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

Information regarding our current directors and executive officers is provided in the following sections. There are no family relationships among our directors or executive officers. The table below shows membership information for our Board of Directors at February 28, 2026:

				Expiration of
				Current Term As
		Member or		Director as of	Board
Director	Age	Independent	Director Since	December 31	Committees
Karl A. Bollingberg (chair)	63	Member	January 1, 2019	2026	a
John A. Klebba (vice chair)	69	Member	January 1, 2018	2029	a
Ruth B. Bennett	73	Independent	June 1, 2015	2028	b, d, h
Cleon P. Butterfield *	71	Independent	January 1, 2020	2027	b, d, h
Kim R. DeVore	55	Member	January 1, 2023	2026	d, e, h
Edward A. Garding	76	Independent	August 30, 2021	2027	b, d, h
Amy K. Johnson	60	Independent	January 1, 2020	2027	a, d, f, g
Jon M. Jones	64	Member	January 1, 2021	2028	a, b, f
Joe R. Kesler	70	Member	March 9, 2018	2027	b, c
Wan-Chong Kung	65	Independent	January 19, 2022	2026	a, g, h
Russell J. Lau	73	Member	January 1, 2022	2029	b, c, d
Lauren M. MacVay	57	Member	January 1, 2018	2029	a, c, d, e
Elsie M. Meeks *	72	Independent	January 1, 2015	2026	a, b, d, f
Peter J. Mehlhaff	69	Member	January 1, 2026	2029	c, g
Jason A. Meyerhoeffer	59	Member	June 25, 2019	2026	a, c, e
Siva G. Narendra	54	Independent	January 1, 2022	2029	c, g
Carol K. Nelson	69	Independent	January 1, 2021	2028	a, f, g
Matt C. Packard	71	Member	January 1, 2026	2029	e, f
Jeff L. Plagge	70	Member	January 1, 2024	2027	g, h
Lisa A. Stange	61	Independent	January 1, 2024	2027	c, e
Matt C. Stephenson	49	Member	January 1, 2025	2028	e, f
Robert J. Vogel	74	Member	January 1, 2024	2027	e, h

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
Karl A. Bollingberg, the Board’s chair, has served as a director for Cornerstone Bank in Fargo, North Dakota, since June 2022. Mr. Bollingberg retired from Alerus Financial in July 2022. While at Alerus Financial, Mr. Bollingberg served as loan participation advisor from 2018 to 2022, and in various other roles, including director of lending, director of banking services, and regional president, since 1987. Mr. Bollingberg is active in a number of civic organizations including advisory board member and chair for the Bank of North Dakota. In addition, he previously served as a member and chair for the Regional Economic Development Corporation, as a member and past chair of the Regional Airport Authority, and was campaign chairperson for the Community Violence and Intervention Center Shelter Project. He earned his bachelor’s degree in agricultural economics from North Dakota State University and completed Louisiana State University School of Banking in 2000. Mr. Bollingberg’s position as a director of a member institution and his experience, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as the chair of the Executive and Governance Committee.
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
Ruth B. Bennett has served as principal of Bennett Oregon Investments LLC, a real estate brokerage firm and property development company in Oregon and Washington, since 2008. In her role at Bennett Oregon Investments LLC, she develops, builds, and manages affordable housing. From 1973 to 2007, she served in various capacities at the Bonneville Power
Housing, Pacific Northern Environmental, First Independent Bank, the regional Columbia-Willamette YMCA, and Pacific Health SW Medical Center where she was a hospital board chair for three years. Ms. Bennett was elected to the board of the Seattle Bank in 2014 and served on the Seattle Bank’s board until the merger with the Bank in 2015. Ms. Bennett’s experience, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors.

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

Kim R. DeVore has served as the president and CEO of Jonah Bank of Wyoming in Casper, Wyoming since 2020. Ms. DeVore previously served as CFO of Jonah Bank of Wyoming, since its inception in 2006. Ms. DeVore’s previous banking responsibilities include all operations roles, cash management, and commercial lending. Ms. DeVore is active in community organizations including the Two Fly Foundation, The Lyric, and the Central Wyoming Boys & Girls Club. She led the development of WyoTowne at AmeriTowne; a program to teach children about civic and financial responsibility along with America’s free enterprise system. Ms. DeVore was appointed by the Governor of Wyoming and served eight years on the Wyoming Business Council Board of Directors, the state’s economic development agency. Ms. DeVore was the president of the National Community Depository Institution Advisory Council (CDIAC) in 2025. Ms. DeVore represented the 10th District Kansas City Federal Reserve Bank on the CDIAC to advise the Federal Reserve System’s Board of Governors. Ms. DeVore’s position as an officer of a member institution and her experience, as indicated by her background, support her qualifications to serve on our Board of Directors. She currently serves as vice chair of the Member Committee.

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
Amy K. Johnson has served as a member of the Board of Trustees for Parnassus Funds since 2022. Ms. Johnson retired from her position as global head of operations for Columbia Threadneedle Investments, the investment management division of Ameriprise Financial, Inc. in Minneapolis, Minnesota, in June 2019, a position she held since April 2016. Ms. Johnson previously served in several positions at Columbia Threadneedle Investments and its predecessors and affiliates since 2001. Her most recent roles included president of Ameriprise Trust Company from November 2006 to April 2017 and Columbia Threadneedle Investments COO - North America from May 2010 to April 2016. Ms. Johnson was a board member of Friends of Ngong Road from 2009 through 2024 and rejoined the board in 2026. Based in Minneapolis, Minnesota, its mission is equipping Nairobi’s youth with education, support, and pathways to employment. Ms. Johnson’s experience, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as chair of the Compensation Committee and vice chair of the Housing and Community Investment Committee.
Jon M. Jones has served as president and CEO and member of the board of directors of Twin City Bank in Longview, Washington since September of 2025. He previously served as vice president and community advisor for Washington Trust Bank in Spokane, Washington from December 2024 to September 2025. Prior to that, Mr. Jones was the president and CEO of Washington Business Bank in Olympia, Washington from 2007 to November 2024. Before joining Washington Business Bank, Mr. Jones worked for his own company, Jones Financial Strategies, as a bank consultant and commodities trader. He previously worked for Venture Bank in Olympia, Washington in various roles for 15 years. Mr. Jones is a member and past chairman of the board of the Washington Bankers Association. Additionally, he is a past chairman of both the Thurston County Chamber of Commerce and the South Sound YMCA. Mr. Jones graduated from the University of Northern Iowa with a BA in Finance and graduated from the Pacific Coast Banking School at the University of Washington. Mr. Jones’ position as an officer of a member institution and his experience, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as chair of the Audit Committee.
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
Wan-Chong Kung has served as a trustee of Securian Funds Trust since October 2022. Ms. Kung has served as an independent trustee on a multiple series trust with US Bancorp Global Fund Services, where she has been a member of the audit and governance committees, since 2020. Ms. Kung served as the senior vice president, senior fund manager, head of rates strategy at Nuveen Asset Management from 2011 to 2019. Prior to that, Ms. Kung spent 12 years serving as a managing director and fund manager at US Bancorp Asset Management. Ms. Kung is a CFA and holds an MBA in management information systems from the University of Minnesota. Ms. Kung’s experience, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as chair of the Finance Committee.

Russell J. Lau has served as the chairman and CEO of Finance Factors Limited in Honolulu, Hawaii, since 1998. Mr. Lau has served as the chairman, president, and CEO of Finance Enterprises, Ltd., the parent company, since 2004. In connection with his service with Finance Enterprises, he is the chairman and CEO of Finance Insurance, Ltd. and chairman and CEO of Finance Realty, Ltd., and Waipono Inc. Mr. Lau previously served on the board of the Seattle Bank from 2005 to 2015. Mr. Lau is a member and former and current president of the Hawaii Bankers Association Executive Committee and has held leadership roles with numerous civic and professional organizations. Mr. Lau was also a member of the FDIC’s Minority Depository Institutions Subcommitteee to the Advisory Committee on Community Bank from May 2022 to November 2024. Mr. Lau has a bachelor’s and master’s degree in finance from the University of Puget Sound and the University of Oregon, respectively. He also graduated from Pacific Coast Banking School at the University of Washington. Mr. Lau’s position as an officer of a member institution and his experience, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Audit Committee.

Lauren M. MacVay is currently the CEO of True North Federal Credit Union in Juneau, Alaska, a position she has held since 2004. Ms. MacVay has over 30 years of banking experience. Prior to her current role, she held various leadership and management roles after joining True North Federal Credit Union in 1995. Before relocating to Alaska and beginning her banking career, Ms. MacVay was a practicing attorney in Pennsylvania for several years. Ms. MacVay has held numerous board positions and currently serves on the board of directors of the Alaska Credit Union League. Ms. MacVay’s position as an officer of a member institution and her experience, as indicated by her background, support her qualifications to serve on our Board of Directors. She currently serves as chair of the Risk and Compliance Committee.

Elsie M. Meeks is currently serving on the board of the Native American Agricultural Fund. She previously served as state director of the United States Department of Agriculture (USDA) in South Dakota from July of 2009 to 2015. Prior to joining the USDA, Ms. Meeks was the president and CEO of First Nations Oweesta Corporation. She was active in the development and management of Lakota Funds in South Dakota and has served as its board chair since 2015. Ms. Meeks served on the U.S. Commission on Civil Rights, completing a six-year term. She has served as a director or council member of several national Native American organizations, including a past director of the Northwest Area Foundation based in St. Paul, Minnesota. Ms. Meeks’ experience, as indicated by her background, support her qualifications to serve as a Public Interest Independent Director on our Board of Directors. She currently serves as chair of the Housing and Community Investment Committee.

Peter J. Mehlhaff has served as president, CEO and chairman of Great Plains Bank in Aberdeen, South Dakota, and chairman of its holding company Great Plains Bank Corporation, since 1990. Prior to joining Great Plains Bank, Mr. Mehlhaff worked from 1979 to 1990 for U.S. Bank and Wells Fargo Bank, in Aberdeen, South Dakota and several Minnesota communities, serving in a variety of leadership roles, including vice president and business banking lender/manager and correspondent bank officer. Mr. Mehlhaff serves as chair and director of the South Dakota Bankers Association, and former chairman of Presentation College Board of Trustees, president of the Aberdeen Catholic Foundation, adjunct faculty for local college programs, Northern State University Business School Advisory Committee, and Investment Committee member of the Catholic Community Foundation for Eastern South Dakota. Mr. Mehlhaff’s position as an officer of a member institution and his experience, as indicated by his background, support his qualifications to serve on our Board of Directors.

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

Siva G. Narendra is CEO of tyfone, Inc., a company in Portland, Oregon he co-founded in 2004. Dr. Narendra has served as its CEO since 2011. Dr. Narendra is also the CEO of Payfinia, Inc. Dr. Narendra is an inventor with more than 100 patents. Prior to becoming an entrepreneur, Dr. Narendra was a Senior Staff Scientist at Intel’s Corporate Technology Group where his contributions led to the issuance of 75 patents. Dr. Narendra is a published author and has more than 60 peer-reviewed papers. In addition to serving on the boards of the two technology companies he co-founded, tyfone, Inc. and iCashe, Dr. Narendra is on the board of OnPoint Community Credit Union Foundation and was a board member at OnPoint Community Credit Union from 2017 to 2020. Dr. Narendra holds a Ph.D. in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology in Cambridge, Massachusetts. Dr. Narendra’s experience, as indicated by his background, support his qualifications to serve as an Independent Director on our Board of Directors. He currently serves as vice chair of the Risk and Compliance Committee.

Carol K. Nelson served as president and CEO of Monzo, Inc. from 2021 to 2022. Ms. Nelson served as a strategic advisor to Monzo from 2019 to 2021. She was an executive for KeyBank from 2015 to 2019. Ms. Nelson served as KeyBank’s pacific region executive and market president, was a member of KeyBank’s executive council, and director and trustee for the KeyBank Foundation. She served as the president and CEO of Cascade Bank in Everett, Washington from January 2001 to June 2011. She began her banking career at Seafirst Bank which was acquired by Bank of America in 1982 and served in several positions culminating as senior vice president and northern region executive. Ms. Nelson currently serves as chair of the board of Delta Dental of Washington and is an independent director for the U.S. subsidiary of WISE.LON. Ms. Nelson is the past chair of the boards of the Washington State Major League Baseball Public Facilities District and the United Way of King County. She earned a BA in Finance and an MBA from Seattle University. Ms. Nelson’s experience, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors. She currently serves as chair of the Technology Committee.

Matt C. Packard has served as chairman of the board of Central Bank in Provo, Utah since 2004. Prior to his current position, Mr. Packard was president and chief executive officer of Central Bank from 2000 until his retirement in 2020. Mr. Packard began his banking career in 1976 as a bank teller and has served in a variety of positions throughout his career, including chief lending officer, and as a member of the Executive, Management and Asset Liability committees. Mr. Packard has held numerous industry leadership positions, including chairman of the Utah Bankers Association, Western Independent Bankers Association, and Friends of Traditional Banking, and has served on committees for the American Bankers Association, the Utah Department of Financial Institutions, and Federal Reserve Bank’s Community Depository Institutions Advisory Council. Mr. Packard has also served in local government, including six years on the Springville City Council and his current role as mayor, and is a trustee of Intermountain Healthcare Corporate Board, serving on its Investment Committee and as chairman of its Finance Committee. Mr. Packard graduated cum laude from Brigham Young University with a degree in Business Management and from the Pacific Coast Banking School in Washington. Mr. Packard’s position as a director of a member institution and his experience, as indicated by his background, support his qualifications to serve on our Board of Directors

Jeff L. Plagge has served as a director for Northwest Bank in Spencer, Iowa since 2009. Mr. Plagge has worked in the banking industry for over 45 years. Mr. Plagge serves as an audit committee member on the board of directors of Northwest Financial Corporation in Arnolds Park, Iowa, and was president and CEO of the company from 2009 to 2019. Prior to that, Mr. Plagge served as president and CEO of First National Bank in Waverly, Iowa and president, CEO and chairman of Midwest Heritage Bank in West Des Moines, Iowa. Mr. Plagge served as the Iowa Superintendent of Banking for the Iowa Division of Banking, a Governor-appointed position he held from 2019 to 2023. Mr. Plagge served on the board of the Conference of State Bank Supervisors Board in Washington D.C. while he was Iowa Superintendent of Banking. Mr. Plagge also serves on the boards of the American Bankers Mutual Insurance, LTD. and Farmer Mac. Mr. Plagge has held numerous industry leadership positions, including chairman of the Iowa Bankers Association, chairman of the American Bankers Association, and former board member of the Chicago Federal Reserve Bank, among others. Mr. Plagge received his bachelor’s degree in agriculture business from Iowa State University and is a graduate of the Graduate School of Banking at the University of Colorado - Boulder. Mr. Plagge’s position as a director of a member institution and his experience, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Technology Committee.

Lisa A. Stange is a consulting advisor to Global Meridian Holding Ltd, an affiliate of JPMorgan Asset Management, a position she has held since June 2024. Ms. Stange was previously a strategic advisor to Clearwater Analytics in Boise, Idaho from 2020 to 2024. With over 25 years of experience in insurance company leadership positions, Ms. Stange previously served as chief investment officer of Homesteaders Life Company from 2017 to 2019, chief investment officer and treasurer of EMC Insurance Companies from 2009 to 2014, and in investment roles including portfolio manager at Principal Global Investors from 1989 to 2008. Ms. Stange served as a Governor-appointed trustee on the board of the Iowa Public Employees’ Retirement System for 12 years ending in 2023. Ms. Stange currently serves on the Investment Board of the Des Moines Art Center Foundation and the Finance Advisory Board at the University of Iowa Tippie School of Business. Ms. Stange received her Bachelor of Business Administration degree and MBA in Finance from the University of Iowa. She holds the CFA designation. Ms. Stange’s experience, as indicated by her background, support her qualifications to serve as an Independent Director on our Board of Directors.

Matt C. Stephenson has served as president and CEO of Rogue Credit Union in Medford, Oregon since 2022. He began his career at the credit union in January 2004, overseeing information technology. He advanced to serve in several key positions there, including chief operations officer (from 2007 to 2008), chief financial officer (from 2008 to 2011), and executive vice president (from 2011 to 2022). Mr. Stephenson serves on various state and national level committees, including the GoWest Governmental Affairs Committee, Credit Union National Association Regulatory Affairs Committee, and the faculty of Western Credit Union Management School at Pomona College. Mr. Stephenson’s community involvement includes service on the Central Point City Council, Jackson County Budget Committee, Chamber of Medford/Jackson County Board, Medford School District’s Facilities Optimization Committee, Rogue Community College Budget Committee, and the Southern Oregon Regional Economic Development Incorporated board. Throughout his career, Mr. Stephenson has received several notable accolades, including the Credit Union Association of Oregon Young Professional of the Year award, the Heidemann Scholar Award for his efforts in continuing education, and named a Credit Union Rock Star by the Credit Union National Association. Mr. Stephenson holds a Bachelor of Science degree in management information systems and a master’s degree in business administration from the University of Nevada, Las Vegas. Mr. Stephenson’s position as an officer of a member institution and his experience, as indicated by his background, support his qualifications to serve on our Board of Directors. He currently serves as vice chair of the Compensation Committee.
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
Executive Officers
The following persons currently serve as executive officers of the Bank:

			Position Held
Executive Officer	Age	Position Held	Since
Kristina K. Williams	61	President and Chief Executive Officer	January 2020
James G. Livingston	60	Chief Financial Officer	January 2023
Joelyn R. Jensen-Marren	60	Chief Risk Officer	April 2025
William W. Osborn	60	Chief Business Officer	August 2020
Kevin T. Larkin	57	Chief Information and Operations Officer	April 2025
Katherine A. Steinke	57	Chief Human Resources Officer	December 2021
Robert W. Dixon	51	Chief Legal and Compliance Officer	April 2025
Jamie L. Cornish	37	Chief Audit Executive	November 2024
Deborah G. Baldwin	64	Office of Minority and Women Inclusion Officer	April 2025
Cherie Schuler	61	Senior Director of Member and Financial Operations	June 2022

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

James G. Livingston is currently serving as CFO, a position he has held since January 2023. Mr. Livingston has responsibility for the Bank’s accounting, financial reporting, corporate finance, and capital markets functions. Prior to joining the Bank, he held various roles at Zions Bancorporation in Salt Lake City, Utah beginning in 2005, most recently serving as executive vice president starting in 2017. Mr. Livingston was elected to the Seattle Bank’s Board of Directors in 2007 and served on the Bank’s Board from the merger in 2015 until 2021. He served as the Board’s Chair in 2020 and 2021. He earned a BA in economics from Brigham Young University and an MA in applied economics and Ph.D. in business administration from the University of Rochester.

Joelyn R. Jensen-Marren is currently serving as CRO, a position she has held since April 2025. In her role, Ms. Jensen-
Marren has responsibility for the Bank’s enterprise risk management area, including credit risk, market risk, operational risk, and model risk. Ms. Jensen-Marren previously served as the Chief Risk and Compliance Officer from January 2023 to April 2025 and CFO beginning in June 2019. Prior to serving as CFO, Ms. Jensen-Marren served as senior vice president, director of portfolio strategy from 2014 to 2019. Ms. Jensen-Marren joined the Bank in 1999 and has served in various leadership roles. Ms. Jensen-Marren received her undergraduate degree from Iowa State University with a Master’s degree from the University of Colorado, Denver.

William W. Osborn is currently serving as CBO, a position he has held since August 2020. Mr. Osborn is responsible for the Bank’s member-facing departments, including member relationships and sales, member strategies and solutions, marketing and communication, and the mortgage product group. He also leads the Bank’s strategic planning efforts. Prior to joining the Bank, he served as senior vice president and CFO of the Topeka Bank, a position he held from 2010 to 2020. Mr. Osborn also served as director of product profitability and pricing of the Topeka Bank from 2006 to 2007. Mr. Osborn was promoted to director of banking strategies in January 2008, to first vice president in April 2008, and to senior vice president in April 2009. Mr. Osborn is a CFA and a member of the CFA Institute. Mr. Osborn received his undergraduate degree from Brigham Young University and MBA degree from Westminster College.

Kevin T. Larkin is currently serving as CIOO, a position he has held since April 2025 and previously served as Chief Information Officer from March 2020 to April 2025. Mr. Larkin oversees the Bank’s IT, information security, and member financial operations departments. Prior to joining the Bank, Mr. Larkin served as vice president, managing director, IT operations of the Chicago Bank since 2019. He previously served as the vice president, managing director, IT risk, compliance, and administration of the Chicago Bank from 2018 to 2019. Prior to joining the Chicago Bank, Mr. Larkin served as assistant vice president of business systems and IT governance for Illinois Mutual Life Insurance from 2014 to 2018. In addition, Mr. Larkin previously served as the director of business solutions for the Pittsburgh Bank from 2001 to 2014. He has earned a bachelors degree from Gannon University and both an MBA degree and Master’s in information systems management from Duquesne University.

Katherine A. Steinke is currently serving as CHRO, a position she has held since December 2021. Ms. Steinke has management responsibility for the human resources, facilities, business resiliency, and records management departments. Prior to joining the Bank, Ms. Steinke previously served as vice president, human resources, for Farm Credit Services of America in Omaha, Nebraska from 2017 to 2021. Prior to her tenure at Farm Credit Services of America, she served as director, human resources at Glacial Lakes Energy in Watertown, South Dakota from 2011 to 2017. Ms. Steinke earned her undergraduate degree from the University of Nebraska Medical Center and a Master’s in HR Management/Labor and Employment Relations from Penn State University.

Robert W. Dixon is currently serving as CLCO, a position he has held since April 2025. Mr. Dixon has management responsibility for the Bank’s legal, compliance, government relations, external relations, community investment, and OMWI departments. He also serves as Corporate Secretary. Mr. Dixon previously served as General Counsel from September 2022 to April 2025, Vice President and Deputy General Counsel from 2021 to 2022, and Vice President and Associate General Counsel from 2013 to 2021. Prior to joining the Bank, Mr. Dixon practiced law at Davis Brown Law Firm in Des Moines, Iowa from 2010 to 2013 and at Vedder Price P.C. in Chicago, Illinois from 2001 to 2010. Mr. Dixon received his undergraduate degree from the University of Iowa and his Juris Doctor degree from Drake University Law School. He graduated from the Greater Des Moines Leadership Institute in 2013 and served as Board President for Big Brothers Big Sisters of Central Iowa from 2021 to 2023.

Jamie L. Cornish is currently serving as CAE, a position she has held since November 2024. In her role, Ms. Cornish has management responsibility for the internal audit department. Prior to joining the Bank, Ms. Cornish was a senior manager with Ernst & Young in Des Moines, Iowa, a position she held from 2019 to 2024, and held positions of increasing responsibility from 2011 to 2019. Ms. Cornish is a CPA, and she earned degrees in Accounting and Economics from the University of Northern Iowa.

Deborah G. Baldwin is currently serving as OMWI Officer, a position she has held since April 2025. In this role, Ms. Baldwin oversees all aspects of the Bank’s OMWI. She previously served as Chief Diversity, Equity and Inclusion Officer from May 2020 to April 2025. Prior to joining the Bank, she consulted on diversity and inclusion strategy development and execution from 2018 to 2020. Prior to consulting, Ms. Baldwin was the deputy director, OMWI, at the National Credit Union Administration from 2016 to 2018. In addition, Ms. Baldwin previously served as assistant vice president, diversity and inclusion, at the Federal Reserve Bank of Chicago from 2011 to 2014. Ms. Baldwin received her undergraduate degree from Georgia State University and holds certifications in unconscious bias training and the Intercultural Development Inventory designed to assess cross-cultural competence.

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
Audit Committee
The purpose of the Audit Committee is to assist the Board of Directors in fulfilling its review and oversight responsibilities for (i) the integrity of the Bank’s financial statements and financial reporting process and systems of internal accounting and financial reporting controls, (ii) the independence, scope of audit services, and performance of the Bank’s internal audit function as well as the appointment or replacement of the Bank’s CAE, (iii) the selection and replacement, qualifications, independence, scope of audit, and performance of the Bank’s external auditor, (iv) the Bank’s compliance with laws, regulations and policies, including the Code of Ethics, and (v) the policy for complaints regarding questionable accounting, internal accounting controls, and auditing matters, and oversight of fraud investigations. The Audit Committee has adopted a charter outlining its roles and responsibilities, which is available on our website at www.fhlbdm.com. The information contained in or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC.

The members of our Audit Committee for 2026 are Jon Jones (chair), Russell Lau (vice chair), Ruth Bennett, Cleon Butterfield, Edward Garding, Joe Kesler, and Elsie Meeks. The Audit Committee held a total of 13 meetings in 2025. As of February 28, 2026, the Audit Committee has held one meeting and is scheduled to hold 11 meetings throughout the remainder of 2026. Refer to Exhibit 99.1 of this 2025 Annual Report for the Audit Committee Report.
Audit Committee Financial Expert
Our Board of Directors determined that Cleon Butterfield, Edward Garding, Jon Jones, Russell Lau, and Elsie Meeks, members of its Audit Committee, qualify as audit committee financial experts under Item 407(d)(5) of Regulation S-K. Refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence” for details on our director independence. For information concerning the experience through which these individuals acquired the attributes required to be deemed financial experts, refer to the biographical information in this Item 10.

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

This section describes and analyzes our 2025 executive compensation program for:

•the executive officer serving as CEO during 2025;

•the executive officer serving as CFO during 2025; and

•the three other most highly compensated executive officers who were serving as executive officers on December 31, 2025.

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

iii.    Structure our total compensation package for NEOs so that it is competitive relative to market. Our competitive market primarily consists of FHLBanks, commercial banks, and other financial services companies. We generally consider total compensation to be competitive at the 50th percentile of the market data.

iv.     Align with the Bank’s mission and culture.

In 2025, we executed on our executive compensation philosophy to provide competitive compensation to our NEOs that was aligned to the achievement of business objectives and Bank performance.

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

EXECUTIVE INCENTIVE PLAN

In December 2024, the Compensation Committee approved the 2025 EIP and the Bank-wide goal measures. In addition, we received a non-objection letter from the Finance Agency for our 2025 EIP in January 2025. In April 2025, the Compensation Committee amended the EIP, and we received a non-objection letter from the Finance Agency for our revised 2025 EIP in May 2025. The EIP includes an annual cash incentive and a deferred cash incentive. The Compensation Committee considers a variety of safety and soundness measures to determine the appropriate incentive payouts, such as (i) operational errors or omissions that result in material revisions to the financial results, information submitted to the Finance Agency, or data used to determine incentive payouts, (ii) untimely submission of information to the SEC, Office of Finance, or Finance Agency, (iii) failure to make sufficient progress, as determined by the Finance Agency, in the timely remediation of examination, monitoring, and other supervisory findings and matters requiring attention, or (iv) whether the Bank’s annual average MVCS, calculated using the ending amount of each month during the plan year, is equal to or greater than $100. If one of the above occurs, the Compensation Committee will consider the facts and circumstances and reduce incentive awards commensurate with the materiality of the exception relative to our financial and operational performance and financial reporting responsibilities.

Under the 2025 EIP, our NEOs are required to defer 50 percent of their total cash incentive. The deferred awards earned in 2025 will be paid one-third annually, beginning in 2027, and include interest based on annual ROE as of December 31st each year, credited annually. The deferred awards earned in plan years prior to 2024 were deferred for three years following the end of the performance plan period and include a four percent interest rate, credited annually. All deferred opportunities, including interest, are subject to the Bank’s sustained achievement of the safety and soundness measures described above and approvals by the Compensation Committee and Board of Directors.

The 2025 EIP provides that unless otherwise directed by the Compensation Committee, payments under the EIP shall be made in a lump sum through regular payroll distribution, typically within 75 days after the end of the calendar year for which the performance or deferral period is ended, but in any event by the end of the calendar year following the performance or deferral period.

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

The table below shows which retirement plans each NEO participates in:

NEO	Principal Position	Retirement Plans[1]
Kristina K. Williams	President and CEO	DC Plan, NQDC Plan
James G. Livingston	CFO	DC Plan, NQDC Plan
William W. Osborn	CBO	DC Plan, NQDC Plan
Joelyn R. Jensen-Marren	CRO	DC Plan, NQDC Plan
Kevin T. Larkin	CIOO	DC Plan, NQDC Plan

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

PERQUISITES

Our NEOs are eligible to receive perquisites as a convenience associated with their overall duties and responsibilities. Our President and CEO is eligible to receive a monthly car allowance. All NEOs generally qualify for certain other perquisites, such as financial planning assistance, mobile technology allowance, lifestyle spending account, life and long-term disability insurance coverage, and/or relocation reimbursements. For additional details, see “Components of All Other Compensation” in this Item 11.

OTHER

Our NEOs may be eligible to receive a hiring bonus and other benefits. Mr. Livingston received a hiring bonus in 2023, as well as bonuses in 2024 and 2025 following his first and second years of employment.

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

Analysis Tools the Compensation Committee Uses

For 2025, the Compensation Committee engaged McLagan Partners to conduct an assessment and make recommendations regarding compensation for our executives based on the results of their competitive analysis. This included identification of sources of market data for purposes of the competitive compensation assessments of base pay and annual and deferred cash incentives. This analysis compared the compensation of our executives utilizing the following sources:

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

Compensation Decisions in 2025

How we compensate our NEOs sets the tone for how we administer pay throughout the entire Bank. For 2025, our Compensation Committee considered numerous factors (including those previously discussed) before deciding on the appropriate total compensation for our NEOs, in the context of the current business, operating, and regulatory environment, which are more fully described in the following narrative.

BASE SALARY LEVELS

The Compensation Committee followed its historical practice of adjusting base salaries after a review of individual performance and current compensation of our NEOs. The Compensation Committee determined that our President and CEO’s base salary for 2025 was appropriate and, based on the President and CEO’s recommendations, that base salaries for the other NEOs were appropriate, based on (i) each NEOs’ individual performance, contributions to the Bank, length of time in position, and changes in responsibilities, if applicable, and (ii) a review of the McLagan Partners’ executive compensation survey data. The NEOs’ base salaries, presented in the “Summary Compensation Table” in this Item 11, become effective January 1st of each year, unless described otherwise.

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

Awards are paid to our NEOs based upon the achievement level of Bank-wide goals as determined by the Compensation Committee. In addition, 50 percent of the incentive award for NEOs is deferred. For the 2025 EIP, the deferred awards will be paid one-third annually, beginning in 2027. For plan years prior to 2024, the unpaid deferred awards will be paid following the end of the three year performance period. The actual amount of the awards paid each year will be subject to the Bank’s sustained achievement of the applicable safety and soundness measures, as defined in the EIP, and the Compensation Committee’s and Board of Directors’ approvals at the time of payment.

The annual and deferred EIP award opportunities for our NEOs in 2025 were a percentage of base salary as follows:

Title	Incentive Plan	Threshold	Target	Maximum
President and CEO	Annual	25.0%	40.0%	50.0%
	Deferred	25.0%	40.0%	50.0%
Other NEOs	Annual	20.0%	30.0%	40.0%
	Deferred	20.0%	30.0%	40.0%

The following table provides estimated potential payouts under our EIP:

2025 Grants of Plan-Based Awards
	Estimated Future Payouts Under Non-Equity Incentive Plan Awards[1]
NEO	Threshold	Target	Maximum
Kristina K. Williams	$583,874	$934,198	$1,167,748
James G. Livingston	180,336	270,504	360,672
William W. Osborn	193,514	290,272	387,028
Joelyn R. Jensen-Marren	180,353	270,530	360,706
Kevin T. Larkin	175,100	262,650	350,200

1    Amounts consist of the annual incentive (50 percent of total incentive) and deferred incentive (50 percent of total incentive). The eligible deferred awards will be paid one-third annually and include interest based on annual ROE as of December 31st each year, credited annually, which is not included in the table above. All deferred incentive and interest payments are subject to the Bank’s sustained achievement of the 2025 safety and soundness measures and Compensation Committee’s and Board of Directors’ approvals at the time of payment.

EIP PERFORMANCE MEASURES AND RESULTS

In December 2024, the Compensation Committee approved the Bank-wide goals framework for 2025. In December 2024, and subsequently in April 2025, the Compensation Committee approved the Bank-wide goal measures for 2025, which are summarized below:

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

iii.Affordable Housing and Community Development Mission is measured by the sum of member participation in the Bank’s core and discretionary housing mission products.

iv.Financial Performance is measured by the spread between AROCS and average overnight SOFR. AROCS is a measure of profitability that adjusts GAAP net income for certain non-routine or unpredictable items, such as market value adjustments, prepayment fee income, and other non-routine items.

v.Operational Continuous Improvement is measured by the completion of projects and initiatives in 2025 according to scope, timelines, and success measures approved by management.

The Bank’s EIP design has historically included Bank-wide goals. This plan design has resulted in reasonable payouts to our NEOs. We believe this plan design has accomplished these goals and driven the behaviors of all employees, including our NEOs, in accordance with our Board of Directors’ expectations.

For 2025, NEO incentive awards are tied entirely to the achievement of Bank-wide goals, with weighting determined by the Compensation Committee based upon the need for our NEOs to focus on certain strategic imperatives contained in our SBP.

When establishing the Bank-wide goals, the Compensation Committee and the Board of Directors anticipated that we would reasonably achieve the target level of performance aligned with objectives contained in our SBP. The maximum level provides a goal that is anticipated to be more challenging to reach, based on the previous year’s performance results and current market trends and conditions. The Bank-wide goal incentive awards are paid based on the actual results we achieve. The weightings for each goal area are generally aligned with our SBP and areas of key focus. The 2025 to 2027 SBP was approved by the Board of Directors in December of 2024.

On a regular basis during 2025, management provided an update to the Board of Directors on the status of performance relative to Bank-wide goals. The following table provides the 2025 EIP Bank-wide goals for our NEOs as well as our performance results, which were approved by the Board of Directors in February 2026:

Bank-wide Goals	2025 Results	Threshold	Target	Maximum
Improvement of Advance Penetration (15% Weight)	6th in the FHLBank System	8th in the FHLBank System	6th in the FHLBank System	4th in the FHLBank System
Core Product Utilization (15% Weight)	71%	68%	71%	76%
Affordable Housing and Community Development Mission (30% Weight)	802	600	700	800
Financial Performance (Spread Between AROCS and SOFR) (30% Weight)	9.67%	7.52%	8.52%	9.52%
Operational Continuous Improvement (10% Weight)	6/7	3/7	5/7	7/7

The overall weighted achievement of the Bank-wide goals was 115.88 percent of target for our President and CEO and 121.33 percent of target for all other NEOs. Based on these results, the Compensation Committee awarded each NEO the amounts identified in the following table. We received a non-objection letter from the Finance Agency for the Bank-wide Performance awards in February 2026:

NEO	Annual Incentive[1]	Deferred Incentive[1]	Interest Earned on Deferred Incentive[2]	Total Bank-wide Performance Award
Kristina K. Williams	$541,275	$541,275	$85,923	$1,168,473
James G. Livingston	164,101	164,101	20,226	348,428
William W. Osborn	176,094	176,094	29,855	382,043
Joelyn R. Jensen-Marren	164,117	164,117	26,745	354,979
Kevin T. Larkin	159,336	159,336	26,255	344,927

1    Bank-wide performance award consists of annual incentive (50 percent of total incentive), paid in 2026, and a deferred incentive (50 percent of total incentive). The deferred incentive amounts were earned as of December 31, 2025, but will be paid one-third annually beginning in 2027, and remain subject to the Bank’s sustained achievement of the 2025 safety and soundness measures and Compensation Committee’s and Board of Directors’ approvals at the time of payment.
2    Represents four percent interest, credited annually, earned on the 2022 and 2023 deferred incentives, which will be paid in 2026 and 2027. Amounts also represent interest earned on the unpaid 2024 deferred incentive awards, which will be paid one-third annually beginning in 2026. The interest earned on the 2024 deferred incentive awards is based on annual ROE of 8.71 percent as of December 31, 2025. All payments are subject to the Bank’s sustained achievement of all applicable safety and soundness measures and Compensation Committee’s and Board of Directors’ approvals at the time of payment.

The following table illustrates for each NEO the maximum amount of unpaid deferred awards as of December 31, 2025, distributable under the EIP for 2022, 2023, 2024, and 2025, assuming the Bank achieved all applicable safety and soundness measures and no additional discretion is exercised by the Board of Directors. Payments will vary based on actual Bank performance in each year of the deferral period and are subject to non-objection by the Finance Agency.

NEO	Amount Distributable in 2026[1]	Amount Distributable in 2027[2]	Amount Distributable in 2028[3]	Amount Distributable in 2029[4]	Total
Kristina K. Williams	$626,473	$933,931	$577,701	236,951	$2,375,056
James G. Livingston	57,809	294,392	134,926	71,838	558,965
William W. Osborn	255,607	329,693	146,245	77,087	808,632
Joelyn R. Jensen-Marren	216,536	303,111	135,612	71,845	727,104
Kevin T. Larkin	212,699	299,504	131,663	69,752	713,618
1     Represents the 2022 deferred incentive awards payable in 2026 and includes four percent interest, credited annually, over the three-year deferral period. Amounts also include one-third of the 2024 deferred incentive awards, including interest based on the ROE earned in each year of the deferral period, credited annually.
2    Represents the 2023 deferred incentive awards payable in 2027 and includes four percent interest, credited annually, over the three-year deferral period. Amounts also include one-third of the 2024 and 2025 deferred incentive awards, including interest based on the ROE earned in each year of the deferral period, credited annually. Future interest is estimated utilizing the most recent three-year average ROE.
3    Represents one-third of the 2024 and 2025 deferred incentive awards, including interest based on the ROE earned in each year of the deferral period, credited annually. Future interest is estimated utilizing the most recent three-year average ROE.
4    Represents one-third of the 2025 deferred incentive awards, including interest based on the most recent three-year average ROE, credited annually.

SUMMARY COMPENSATION TABLE

The following table provides compensation information for our NEOs, as applicable, for the years ended December 31, 2025, 2024, and 2023:

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Non-Qualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Kristina K. Williams	2025	$1,167,748	$—	$1,168,473	$—	$504,382	$2,840,603
President and CEO	2024	1,112,141	—	1,131,542	—	466,099	2,709,782
	2023	1,050,566	—	1,044,292	—	145,302	2,240,160
James G. Livingston[4]	2025	450,840	100,000	348,428	—	149,678	1,048,946
CFO	2024	433,500	100,000	325,151	—	130,280	988,931
	2023	405,817	150,000	304,362	—	233,430	1,093,609
William W. Osborn	2025	483,785	—	382,043	—	157,593	1,023,421
CBO	2024	474,300	—	386,172	—	117,645	978,117
	2023	465,000	—	360,971	—	65,278	891,249
Joelyn R. Jensen-Marren	2025	450,883	—	354,979	—	141,500	947,362
CRO	2024	437,750	—	353,406	—	132,948	924,104
	2023	425,000	—	328,827	—	43,835	797,662
Kevin T. Larkin	2025	437,750	—	344,927	—	139,655	922,332
CIOO	2024	425,000	—	343,417	—	102,153	870,570
	2023	425,000	—	328,601	—	36,558	790,159
1    For 2025, represents incentive compensation earned in 2025, including annual incentive (50 percent of total incentive), payable in 2026, and deferred incentive (50 percent of total incentive), which will be paid one-third annually, beginning in 2027. In addition, incentive compensation includes four percent interest, credited annually, earned on the 2022 and 2023 deferred incentives, and interest earned on the 2024 deferred incentive awards, based on annual ROE as of December 31, 2025. For 2023 and 2024, incentive compensation includes amounts under the previous EIPs as described in the 2024 Form 10-K. Both the deferred incentive and interest remain subject to the Bank’s sustained achievement of all applicable safety and soundness measures and Compensation Committee’s and Board of Directors’ approvals at the time of payment.
2    All earnings on non-qualified deferred compensation are at the market rate and therefore are not required to be included in this table.
3    The components of this column for 2025 are provided in the “Components of All Other Compensation” table within this Item 11.
4    Mr. Livingston received a one-time bonus in 2024 and 2025 following the completion of his first and second year of employment with the Bank. Mr. Livingston’s 2023 salary, non-equity incentive, and all other compensation are prorated based on the period of his employment with the Bank from January 17, 2023 through December 31, 2023. Mr. Livingston also received a one-time bonus in 2023 related to the start of his employment with the Bank.

COMPONENTS OF ALL OTHER COMPENSATION

	Bank Contributions to Vested Defined Contribution Plans
NEO	DC Plan	NQDC Plan	Perquisites and Other Personal Benefits[1]	Total
Kristina K. Williams	$30,494	$453,377	$20,511	$504,382
James G. Livingston	33,876	109,075	6,727	149,678
William W. Osborn	28,110	121,857	7,626	157,593
Joelyn R. Jensen-Marren	31,805	107,291	2,404	141,500
Kevin T. Larkin	35,000	96,498	8,157	139,655
1    Perquisites and other personal benefits for Ms. Williams included a car allowance, mobile technology allowance, service award, and life and long-term disability insurance premiums.

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

NON-QUALIFIED DEFINED CONTRIBUTION PLAN

Our NEOs are eligible to participate in a non-qualified defined contribution plan that is similar to the DC Plan, which includes the BEP, and as of 2024, was amended to include the SERP. The BEP ensures, among other things, that participants whose benefits under the DC Plan would otherwise be restricted by certain provisions of the Internal Revenue Code are able to make elective pre-tax deferrals and to receive a matching contribution relating to such deferrals. The investment returns credited to a participating NEO’s account are at the market rate for the NEO’s selected investment. Aggregate earnings are calculated by subtracting the 2024 year-end balance from the 2025 year-end balance, less the NEO’s and Bank’s contributions. The Bank matches 100 percent of NEOs’ contributions up to six percent of salary and annual incentive deferrals. Participants also receive a discretionary Bank contribution (generally four percent) of eligible compensation above the limits set by the Internal Revenue Code into the BEP following the end of each calendar year. In addition, we may elect to provide a discretionary contribution to an executive upon approval by the Board of Directors and subject to non-objection by the Finance Agency.

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

2025 Non-Qualified Deferred Compensation Table
NEO	Executive Contributions In Last FY1	Bank Contributions In Last FY2	Aggregate Earnings (Losses) In Last FY3	Aggregate Withdrawals/Distributions In Last FY	Aggregate Balance At Last FYE[4]
Kristina K. Williams	$170,902	$453,377	$209,254	$—	$3,292,351
James G. Livingston	262,387	109,075	166,538	(20,436)	1,205,966
William W. Osborn	52,790	121,857	56,866	—	425,467
Joelyn R. Jensen-Marren	36,900	107,291	14,930	—	186,785
Kevin T. Larkin	25,074	96,498	11,873	—	119,478

1    Amounts represent NEO’s contributions for 2025, which includes the base salary deferral into the BEP during 2025 as well as the amount of the 2025 incentive the NEO deferred into the BEP in 2026. Amounts shown are included in either the “Salary” or “Non-Equity Incentive” column of the “Summary Compensation Table” in this Item 11.

2    Amounts represent the Bank’s contributions for 2025, which include the base salary match, the 2025 incentive match, and discretionary BEP and SERP contributions. Amounts shown are included in the “All Other Compensation” column of the “Summary Compensation Table” in this Item 11.

3    All earnings on non-qualified deferred compensation are at the market rate. As a result, these amounts are not shown in the “Summary Compensation Table” in this Item 11.

4    Amounts represent the NEO’s balances on December 31, 2025, and do not include contributions deposited into the NEOs’ account subsequent to the last fiscal year-end. Ms. Williams’ aggregate balance includes $2,702,821 of contributions reported in a prior year “Summary Compensation Table”. Mr. Livingston’s aggregate balance includes $674,563 of contributions reported in a prior year “Summary Compensation Table” and also includes contributions from when he served on the Bank’s Board of Directors. Mr. Osborn’s aggregate balance includes $270,404 of contributions reported in a prior year “Summary Compensation Table”. Ms. Jensen-Marren’s aggregate balance includes $140,411 of contributions reported in a prior year “Summary Compensation Table”. Mr. Larkin’s aggregate balance includes $82,982 of contributions reported in a prior year “Summary Compensation Table”.

CEO Compensation Pay Ratio

As required by Item 402(u) of Regulation S-K, we are providing the following information:

For 2025, our last completed fiscal year:

i.The median of the annual total compensation of all employees of the Bank (other than Ms. Williams), was $154,732; and
ii.The annual total compensation of Ms. Williams, our President and CEO, was $2,840,603.

Based on this information, the ratio for 2025 of the annual total compensation of our President and CEO to the median of the annual total compensation of all employees is 18 to 1.

We identified our median employee and calculated our pay ratio in accordance with SEC rules and methods for disclosure as described below.

i.We identified our employee population as of December 31, 2025, including any full-time, part-time, temporary, and seasonal employees employed on that date. This date was selected because it aligned with the calendar and fiscal year end and allowed us to identify employees in a reasonably efficient manner.

ii.To find our median employee, excluding our President and CEO, we reviewed the 2025 annual salary for each employee that was employed as of December 31, 2025, and ranked all employees by that consistently applied compensation measure. In making this determination, we annualized the salary of full-time and part-time employees who were employed on December 31, 2025, but did not work for us the entire year. No full-time equivalent adjustments were made for part-time employees. Using this population, we then identified the initial median employee, and the next five employees lower and higher than that initial median employee, resulting in a total pool of 11 employees. We then calculated the 2025 total compensation, annualized if applicable, for each of these 11 employees in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and in the same manner as for our President and CEO. We ranked the 2025 total compensation for each of these 11 employees, and identified our median employee.

iii.With respect to the annual total compensation of our President and CEO, we used the 2025 amount reported in the “Total” column of our “Summary Compensation Table” in this Item 11.

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

“Good Reason” generally means a reduction in the NEO’s base salary or incentive plan bonus opportunity, unless as part of a nondiscriminatory cost reduction applicable to the Bank’s total compensation budget; a reduction in the NEO’s corporate officer title, a material change by the Bank in the geographic location in which the NEO is required to perform services, a material breach of the employment agreement, as applicable, by the Bank, or as otherwise defined in the Bank’s EIP.

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

ii.    Accrued but unpaid incentive plan award(s) earned in a year prior to the year of termination and due to be paid in the year in which termination occurs for the President and CEO, all other NEOs will be paid subject to a separation agreement, and will be paid in accordance with the Bank’s EIP;

iii.    Accrued and earned PTO through the date of termination; and/or

iv.    All other vested benefits under the terms of our employee benefit plans, subject to the terms of such plans.

Assuming one or more of the previously discussed events triggering receipt of termination payments had occurred as of December 31, 2025, the total amounts payable to our NEOs are outlined in the table below:

Termination For Cause or Without Good Reason
NEO	Severance Pay[1]	Annual Incentive[2]	Deferred Incentive[2]	PTO Payout[3]	Total
Kristina K. Williams	$—	$—	$—	$26,949	$26,949
James G. Livingston	—	—	—	3,035	3,035
William W. Osborn	—	—	—	29,772	29,772
Joelyn R. Jensen-Marren	—	—	—	8,671	8,671
Kevin T. Larkin	—	—	—	10,102	10,102

1    Termination under these circumstances would not result in severance payments from the Bank but would result in payment of salary earned through December 31, 2025, as reflected under the “Salary” column of the “Summary Compensation Table” in this Item 11.

2    Termination under these circumstances would not result in an incentive award payment since the award would have already been received as of December 31, 2025.

3    This amount represents accrued but unused PTO and would be paid in a lump sum upon termination. All NEOs are eligible to receive a payout in connection with unused PTO according to Bank policies.

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

ii.    Minimum of 26 weeks of base salary, up to a maximum of 52 weeks of base salary, with the actual payment amount subject to the President and CEO’s discretion, for NEOs other than the President and CEO;

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

v.    The accrued but unpaid incentive plan awards covering periods prior to the one in which the NEO’s employment was terminated, calculated in accordance with the terms of the EIP; and

vi.    Any benefits mandated under any applicable health care continuation laws, provided that the Bank will continue paying its portion of the medical and/or dental insurance premiums for the President and CEO for the one-year period following the date of termination, and medical benefits continuation for six months following the date of termination for all other NEOs.

Payments of all accrued amounts, other than EIP award amounts, shall generally be paid in a lump sum within ten days or no later than the first payroll date on or after the President and CEO’s date of termination, and for all other NEOs, payment will be made in accordance with the Bank’s Executive Severance Plan. Payment of all EIP award amounts, if any, shall be paid as otherwise provided under the EIP.

Assuming one or more of the previously discussed events triggering receipt of termination payments had occurred as of December 31, 2025, the total amounts payable to our NEOs are outlined in the table below:

Termination Without Cause or For Good Reason
NEO	Severance Pay[1]	Annual Incentive[2]	Deferred Incentive[2]	PTO Payout[3]	Total
Kristina K. Williams	$2,335,496	$1,008,373	$2,375,056	$26,949	$5,745,874
James G. Livingston	450,840	164,101	558,965	3,035	1,176,941
William W. Osborn	483,785	176,094	808,632	29,772	1,498,283
Joelyn R. Jensen-Marren	450,883	164,117	727,104	8,671	1,350,775
Kevin T. Larkin	437,750	159,336	713,618	10,102	1,320,806

1     This amount for NEOs other than the President and CEO represents the maximum of 52 weeks of base salary, as allowed by the Bank’s Executive Severance Plan. Actual amounts awarded may be reduced based on criteria set forth in the Bank’s Executive Severance Plan, as determined by the President and CEO. Therefore, amounts actually awarded may be less than the amounts listed.

2    The annual and deferred incentive awards represent the maximum allowable payout; however, the actual payout is subject to the Compensation Committee’s approval and non-objection by the Finance Agency, based on criteria set forth in the Bank’s EIP. Therefore, amounts actually awarded may be less than the amounts listed.

3    This amount represents accrued but unused PTO and would be paid in a lump sum upon termination. All NEOs are eligible to receive a payout in connection with unused PTO in accordance with the Bank’s Executive Severance Plan.

Assuming one or more of the previously discussed events triggering receipt of termination payments had occurred as of December 31, 2025, the total amounts payable to our NEOs are outlined in the table below:

Termination Following Change in Control
NEO	Severance Pay[1]	Annual Incentive[2]	Deferred Incentive[2]	PTO Payout[3]	Total
Kristina K. Williams	$3,491,567	$1,937,900	$2,375,056	$26,949	$7,831,472
James G. Livingston	450,840	164,101	558,965	3,035	1,176,941
William W. Osborn	483,785	176,094	808,632	29,772	1,498,283
Joelyn R. Jensen-Marren	450,883	164,117	727,104	8,671	1,350,775
Kevin T. Larkin	437,750	159,336	713,618	10,102	1,320,806

1    This amount for NEOs other than the President and CEO represents the maximum of 52 weeks of base salary, as allowed by the Bank’s Executive Severance Plan. Actual amounts awarded may be reduced based on criteria set forth in the Bank’s Executive Severance Plan, as determined by the President and CEO. Therefore, amounts actually awarded may be less than the amounts listed.

2    The annual and deferred incentive awards represent the maximum allowable payout; however, the actual payout is subject to the Compensation Committee’s approval and non-objection by the Finance Agency, based on criteria set forth in the Bank’s EIP. Therefore, amounts actually awarded may be less than the amounts listed.

3    This amount represents accrued but unused PTO and would be paid in a lump sum upon termination. All NEOs are eligible to receive a payout in connection with unused PTO in accordance with the Bank’s Executive Severance Plan.

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

Payment of all accrued amounts, other than EIP award amounts, shall be paid in a lump sum within ten days or no later than the first payroll date on or after the President and CEO’s date of termination, and for all other NEOs, payment will be made in accordance with the Bank’s Executive Severance Plan. Payment of all EIP award amounts, if any, shall be paid as otherwise provided under the applicable EIP.

Assuming one or more of the previously discussed events for the receipt of termination payments had occurred as of December 31, 2025, the total amounts payable to our NEOs are outlined in the table below:

Termination by Death, Disability, or Retirement
NEO	Severance Pay	Annual Incentive	Deferred Incentive[1]	PTO Payout[2]	Total
Kristina K. Williams	$—	$541,275	$2,375,056	$26,949	$2,943,280
James G. Livingston	—	164,101	558,965	3,035	726,101
William W. Osborn	—	176,094	808,632	29,772	1,014,498
Joelyn R. Jensen-Marren	—	164,117	727,104	8,671	899,892
Kevin T. Larkin	—	159,336	713,618	10,102	883,056
1    The deferred incentive awards represent the maximum allowable payout; however, the actual payout is subject to the Compensation Committee’s approval and non-objection by the Finance Agency, based on criteria set forth in the Bank’s EIP. Therefore, amounts actually awarded may be less than the amounts listed.

2    This amount represents accrued but unused PTO and would be paid in a lump sum upon termination. All NEOs are eligible to receive the amounts disclosed in accordance with Bank policies.

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

Director Compensation

During 2025, the Board of Directors held 11 board meetings and 54 committee meetings. Pursuant to our Director Fee Policy, Directors receive one quarter of the annual compensation on the last business day of each calendar quarter. If it is determined at the end of the calendar year that a Director has attended less than 75 percent of the meetings they were required to attend during the year, the Director will not receive the fourth quarter payment for such calendar year.

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

The total expenses paid on behalf of the Board of Directors for travel and other reimbursed expenses for 2025 was $354 thousand and annual compensation paid to the Board of Directors, by position, for 2025 was as follows:

Board of Director Position	2025
Chair	$162,500
Vice Chair	142,000
Audit, Risk and Compliance, and Compensation Committee Chairs	137,000
All Other Committee Chairs	130,000
All Other Directors	123,000

The following table sets forth each Director’s compensation for the year ended December 31, 2025:

Director Compensation
Director Name	Fees Earned Or Paid In Cash
Karl A. Bollingberg (Chair)	$162,500
John A. Klebba (Vice Chair)	142,000
Ruth B. Bennett	123,000
Steven L. Bumann	123,000
Cleon P. Butterfield	123,000
Douglas L. DeFries	137,000
Kim R. DeVore	123,000
Edward A. Garding	123,000
Amy K. Johnson	123,000
Jon M. Jones	137,000
Joe R. Kesler	123,000
Wan-Chong Kung	130,000
Russell J. Lau	123,000
Lauren M. MacVay	137,000
Elsie M. Meeks	130,000
Jason A. Meyerhoeffer	130,000
Siva G. Narendra	123,000
Carol K. Nelson	130,000
Jeff L. Plagge	123,000
Lisa A. Stange	123,000
Matt C. Stephenson	123,000
Robert J. Vogel	123,000

The Compensation Committee approved the Director Fee Policy for 2026. This policy is listed as an exhibit to this annual report on Form 10-K. Refer to “Item 15. Exhibits and Financial Statement Schedules” for additional information.

Compensation Committee Report

The Compensation Committee reviewed and discussed the 2025 Compensation Discussion and Analysis set forth in Item 11 with management. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K. The Compensation Committee includes the following individuals:

Compensation Committee
Amy K. Johnson (Chair)
Matt C. Stephenson (Vice Chair)
Jon M. Jones
Elsie M. Meeks
Carol K. Nelson
Matt C. Packard

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents members (or combination of members within the same holding company) holding five percent or more of our outstanding capital stock at February 28, 2026 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Wells Fargo, N.A.	3201 N. 4th Ave	Sioux Falls	SD	13,712	18.8%
Athene Annuity and Life Company	7700 Mills Civic Parkway	West Des Moines	IA	11,855	16.2
Superior Guaranty Insurance Company[1]	76 Saint Paul St.	Burlington	VT	37	*
				25,604	35.0
All others				47,487	65.0
Total capital stock				73,091	100.0%
1    Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A.
*    Amount is less than 0.01 percent.
Additionally, due to the fact that a majority of our Board of Directors is nominated and elected from our membership, these member directors are officers or directors of member institutions that own our capital stock. The following table presents total outstanding capital stock owned by those members who had an officer or director serving on our Board of Directors at February 28, 2026 (shares in thousands):

Name	Address	City	State	Shares of Capital Stock	% of Total Capital Stock
Rogue Credit Union	1370 Center Dr.	Medford	OR	251	0.34%
First Federal Savings Bank of Twin Falls	383 Shoshone Street N	Twin Falls	ID	49	0.07
Northwest Bank	705 Grand Avenue	Spencer	IA	43	0.06
Cornerstone Bank	2280 45th Street S	Fargo	ND	36	0.05
Finance Factors, Ltd	1164 Bishop St.	Honolulu	HI	28	0.04
First Montana Bank	201 N Higgins Ave	Missoula	MT	25	0.03
New Market Bank	101 Old Town Road	Elko New Market	MN	19	0.03
Central Bank	75 N. University Ave.	Provo	UT	12	0.02
Legends Bank	200 E Main St.	Linn	MO	4	0.01
Jonah Bank of Wyoming	777 W. 1st Street	Casper	WY	3	*
Great Plains Bank	3915 6th Ave SE	Aberdeen	SD	2	*
True North Federal Credit Union	2777 Postal Way	Juneau	AK	1	*
Twin City Bank	729 Vandercook Way	Longview	WA	*	*
				473	0.65
All others				72,618	99.35
Total capital stock				73,091	100.00%

*    The number of shares of capital stock is less than one thousand and/or the percentage of total capital stock is less than 0.01 percent.

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

For the year ended December 31, 2025, the review and approval of transactions with related persons was governed by our Code. Under the Code, each director is required to disclose to the Board all actual or apparent conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the Board or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the Board is empowered to determine whether an actual conflict exists. In the event the Board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Bank’s CLCO, CHRO, CAE, or the Board, as appropriate, shall be responsible for interpreting the Code and rendering final rulings regarding violations of this Code.

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
Finance Agency Regulations
The Finance Agency director independence standards prohibit individuals from serving as members of our Audit Committee if they have one or more “disqualifying relationships” with us or our management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by our Board are (i) employment with us at any time during the last five years, (ii) acceptance of compensation from us other than for service as a director, (iii) being a consultant, advisor, promoter, underwriter, or legal counsel for us at any time within the last five years, and (iv) being an immediate family member of an individual who is or who has been, within the past five years, one of our executive officers. The Board assesses the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on our Audit Committee. As of February 28, 2026, all of our directors, including all members of our Audit Committee, were independent under these criteria.

Exchange Act
Section 10A(m) of the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of a reporting company. Under Section 10A(m), in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of February 28, 2026, all of our directors, including all members of our Audit Committee, were independent under these criteria.
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
Based upon the fact that each of our Member Directors are officers or directors of member institutions, and that each such member routinely engages in transactions with us, the Board determined none of the Member Directors on the Board meet the NYSE independence standards. In making this determination, the Board recognized a Member Director could meet the NYSE objective standards on any particular day. However, because the volume of business between a Member Director’s institution and us can change frequently, and because we generally encourage increased business with all members, the Board determined to avoid distinguishing among the Member Directors based upon the amount of business conducted with us and our respective members at a specific time, resulting in the Board’s categorical finding that no Member Director is independent under an analysis using the NYSE standards.
With regard to our Independent Directors, the Board determined that each is independent in accordance with NYSE standards. In concluding our nine Independent Directors are independent under the NYSE rules, the Board first determined all Independent Directors met the objective NYSE independence standards. In further determining none of its Independent Directors had a material relationship with us, the Board noted the Independent Directors are specifically prohibited from being an officer of the Bank or an officer or director of a member.
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
Refer to “Item 10. Directors, Executive Officers and Corporate Governance” for additional information on our Board composition.

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
The following table sets forth the aggregate fees billed or to be billed by PwC (dollars in thousands):

	For the Years Ended December 31,
	2025	2024
Audit fees[1]	$1,084	$1,138
Audit-related fees[2]	83	97
All other fees	2	2
Total	$1,169	$1,237

1    Represents fees incurred in connection with the annual audit of our financial statements and internal control over financial reporting and quarterly review of our financial statements. In addition to these fees, we incurred assessments of $58 thousand and $88 thousand from the Office of Finance for audit fees on the Combined Financial Report for the years ended December 31, 2025 and 2024.

2    Primarily represents fees for participation in and presentations at conferences and/or technical accounting consultations.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The financial statements are set forth in Item 8 of this annual report on Form 10-K.

(b) Exhibits

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective December 8, 2021[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended, approved by the Federal Housing Finance Agency on May 31, 2015[3]
4.2	Description of Federal Home Loan Bank of Des Moines Capital Stock[3]
10.1	Employment Agreement with Kristina K. Williams, effective January 20, 2020[4]
10.2	Form of Indemnification Agreement[5]
10.3	Joint Capital Enhancement Agreement, as amended, effective August 5, 2011[6]
10.4	Federal Home Loan Bank of Des Moines Seventh Amended and Restated Benefit Equalization Plan, effective January 1, 2021[7]
10.5	Federal Home Loan Bank of Des Moines Executive Incentive Plan, effective January 1, 2025[8]
10.6	2026 Director Fee Policy, effective January 1, 2026[9]
10.7	2025 Director Fee Policy, effective January 1, 2025[10]
10.8	Federal Home Loan Bank of Des Moines Deferral Plan for Directors, effective June 1, 2015[11]
10.9	Federal Home Loan Bank of Des Moines Executive Severance Plan, effective May 1, 2023[12]
10.10	Federal Home Loan Bank of Des Moines First Amendment to the Seventh Amended and Restated Benefit Equalization Plan, effective December 31, 2024[13]
19.1	Federal Home Loan Bank of Des Moines Disclosure and Insider Trading Policy
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Federal Home Loan Bank of Des Moines Audit Committee Report
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

1    Incorporated by reference from our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).

2    Incorporated by reference from our Form 10-K filed with the SEC on March 7, 2025 (Commission File No. 000-51999).

3    Incorporated by reference from our Form 10-K filed with the SEC on March 7, 2024 (Commission File No. 000-51999).

4    Incorporated by reference from our Form 8-K/A (Amendment No. 1) filed with the SEC on August 3, 2020 (Commission File No. 000-51999).

5    Incorporated by reference from our Form 10-K filed with the SEC on March 9, 2022 (Commission File No. 000-51999).

6    Incorporated by reference from our Form 8-K filed with the SEC on August 5, 2011 (Commission File No. 000-51999).

7    Incorporated by reference from our Form 10-K filed with the SEC on March 10, 2021 (Commission File No. 000-51999).

8     Incorporated by reference from our Form 8-K/A (Amendment No. 1) filed with the SEC on May 16, 2025 (Commission File No. 000-51999).

9    Incorporated by reference from our Form 8-K filed with the SEC on November 7, 2025 (Commission File No. 000-51999).

10    Incorporated by reference from our Form 8-K/A (Amendment No. 1) filed with the SEC on December 16, 2024 (Commission File No. 000-51999).

11    Incorporated by reference from our Form 10-K filed with the SEC on March 21, 2016 (Commission File No. 000-51999).

12    Incorporated by reference from our Form 8-K filed with the SEC on May 22, 2023 (Commission File No. 000-51999).

13    Incorporated by reference from our Form 8-K filed with the SEC on January 28, 2025 (Commission File No. 000-51999).

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
CAE: Chief Audit Executive
Capital Stock AB: Finance Agency Advisory Bulletin on Capital Stock 2019-03
CBO: Chief Business Officer
CDFI: Community Development Financial Institution
CEO: Chief Executive Officer
CFA: Chartered Financial Analyst
CFI: Community Financial Institution
CFO: Chief Financial Officer
CFTC: Commodity Futures Trading Commission
Chicago Bank: Federal Home Loan Bank of Chicago
CHRO: Chief Human Resources Officer
CIOO: Chief Information and Operations Officer
CLCO: Chief Legal and Compliance Officer
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
MA: Master of Arts
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
PTO: Paid Time Off
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

FEDERAL HOME LOAN BANK OF DES MOINES (Registrant)
March 10, 2026	By:	/s/ Kristina K. Williams
Kristina K. Williams
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 10, 2026

Signature	Title

Principal Executive Officer:

/s/ Kristina K. Williams	President and Chief Executive Officer
Kristina K. Williams

Principal Financial and Accounting Officer:

/s/ James G. Livingston	Chief Financial Officer
James G. Livingston

Signature	Title

Directors:

/s/ Karl A. Bollingberg	Chair of the Board of Directors
Karl A. Bollingberg

/s/ John A. Klebba	Vice Chair of the Board of Directors
John A. Klebba

/s/ Ruth B. Bennett	Director
Ruth B. Bennett

/s/ Cleon P. Butterfield	Director
Cleon P. Butterfield

/s/ Kim R. DeVore	Director
Kim R. DeVore

/s/ Edward A. Garding	Director
Edward A. Garding

/s/ Amy K. Johnson	Director
Amy K. Johnson

/s/ Jon M. Jones	Director
Jon M. Jones

/s/ Joe R. Kesler	Director
Joe R. Kesler

/s/ Wan-Chong Kung	Director
Wan-Chong Kung

/s/ Russell J. Lau	Director
Russell J. Lau

Signature	Title

/s/ Lauren M. MacVay	Director
Lauren M. MacVay

/s/ Elsie M. Meeks	Director
Elsie M. Meeks

/s/ Peter J. Mehlhaff	Director
Peter J. Mehlhaff

/s/ Jason A. Meyerhoeffer	Director
Jason A. Meyerhoeffer

/s/ Siva G. Narendra	Director
Siva G. Narendra

/s/ Carol K. Nelson	Director
Carol K. Nelson

/s/ Matt C. Packard	Director
Matt C. Packard

/s/ Jeff L. Plagge	Director
Jeff L. Plagge

/s/ Lisa A. Stange	Director
Lisa A. Stange

/s/ Matt C. Stephenson	Director
Matt C. Stephenson

/s/ Robert J. Vogel	Director
Robert J. Vogel