Form 10-Q
period 2026-03-31
Federal Home Loan Bank of Des Moines
filed 2026-05-07
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2026
Class B Stock, par value $100	78,143,575

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars in millions, except capital stock par value)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$58	$44
Interest-bearing deposits	4,553	3,726
Securities purchased under agreements to resell	16,440	17,090
Federal funds sold	4,650	5,930
Investment securities (Note 3)
Trading securities (includes $1,613 and $1,390 pledged as collateral that may be repledged)	6,109	6,303
Available-for-sale securities (amortized cost of $27,204 and $27,336)	27,418	27,519
Held-to-maturity securities (fair value of $432 and $452)	429	447
Total investment securities	33,956	34,269
Advances (Note 4)	127,032	110,230
Mortgage loans held for portfolio, net of allowance for credit losses of $6 and $6 (Note 5)	14,910	14,540
Accrued interest receivable	469	461
Derivative assets, net (Note 6)	7	80
Other assets, net	138	129
TOTAL ASSETS	$202,213	$186,499
LIABILITIES
Deposits (Note 7)
Interest-bearing	$1,220	$970
Non-interest-bearing	206	177
Total deposits	1,426	1,147
Consolidated obligations (Note 8)
Discount notes (includes $10,239 and $17,382 at fair value held under fair value option)	84,642	84,620
Bonds	103,417	89,249
Total consolidated obligations	188,059	173,869
Mandatorily redeemable capital stock	72	30
Accrued interest payable	638	589
Affordable Housing Program payable	306	301
Derivative liabilities, net (Note 6)	69	3
Other liabilities	259	73
TOTAL LIABILITIES	190,829	176,012
Commitments and contingencies (Note 11)
CAPITAL (Note 9)
Capital stock - Class B putable ($100 par value); 72,857,546 and 65,090,978 issued and outstanding shares	7,286	6,509
Retained earnings
Unrestricted	2,585	2,543
Restricted	1,302	1,254
Total retained earnings	3,887	3,797
Accumulated other comprehensive income (loss)	211	181
TOTAL CAPITAL	11,384	10,487
TOTAL LIABILITIES AND CAPITAL	$202,213	$186,499

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
INTEREST INCOME
Advances	$1,291	$1,186
Prepayment fees on advances, net	2	1
Interest-bearing deposits	41	53
Securities purchased under agreements to resell	166	111
Federal funds sold	78	140
Trading securities	59	38
Available-for-sale securities	322	339
Held-to-maturity securities	5	9
Mortgage loans held for portfolio	173	134
Total interest income	2,137	2,011
INTEREST EXPENSE
Consolidated obligations - Discount notes	888	696
Consolidated obligations - Bonds	914	1,057
Deposits	8	10
Mandatorily redeemable capital stock	2	—
Total interest expense	1,812	1,763
NET INTEREST INCOME	325	248
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(49)	47
Net gains (losses) on financial instruments held under fair value option	6	20
Net gains (losses) on derivatives	46	(35)
Other, net	8	9
Total other income (loss)	11	41
OTHER EXPENSE
Compensation and benefits	21	22
Contractual services	7	7
Professional fees	3	3
Other operating expenses	6	5
Voluntary housing and community contributions	25	12
Federal Housing Finance Agency	3	4
Office of Finance	4	3
Other, net	5	5
Total other expense	74	61
NET INCOME BEFORE ASSESSMENTS	262	228
Affordable Housing Program assessments	26	23
NET INCOME	$236	$205

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Net income	$236	$205
Other comprehensive income (loss)
Net change in fair value of available-for-sale securities	30	70
Total other comprehensive income (loss)	30	70
TOTAL COMPREHENSIVE INCOME (LOSS)	$266	$275

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, DECEMBER 31, 2024	60	$5,989	$2,413	$1,078	$3,491	$(29)	$9,451
Comprehensive income (loss)	—	—	164	41	205	70	275
Proceeds from issuance of capital stock	20	2,026	—	—	—	—	2,026
Repurchases/redemptions of capital stock	(23)	(2,284)	—	—	—	—	(2,284)
Net stock reclassified (to) from mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Cash dividends on capital stock	—	—	(138)	—	(138)	—	(138)
BALANCE, MARCH 31, 2025	57	$5,730	$2,439	$1,119	$3,558	$41	$9,329

BALANCE, DECEMBER 31, 2025	65	$6,509	$2,543	$1,254	$3,797	$181	$10,487
Comprehensive income (loss)	—	—	188	48	236	30	266
Proceeds from issuance of capital stock	41	4,081	—	—	—	—	4,081
Repurchases/redemptions of capital stock	(32)	(3,251)	—	—	—	—	(3,251)
Net stock reclassified (to) from mandatorily redeemable capital stock	(1)	(53)	—	—	—	—	(53)
Cash dividends on capital stock	—	—	(146)	—	(146)	—	(146)
BALANCE, MARCH 31, 2026	73	$7,286	$2,585	$1,302	$3,887	$211	$11,384

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$236	$205
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization/(accretion)	(170)	(717)
Net (gains) losses on trading securities	49	(47)
Net (gains) losses on financial instruments held under fair value option	(6)	(20)
Net change in derivatives and hedging activities	396	(769)
Other adjustments, net	8	5
Net change in:
Accrued interest receivable	(73)	(79)
Other assets	(1)	(4)
Accrued interest payable	49	(50)
Other liabilities	(3)	10
Total adjustments	249	(1,671)
Net cash provided by (used in) operating activities	485	(1,466)
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(842)	564
Securities purchased under agreements to resell	650	(1,410)
Federal funds sold	1,280	(5,670)
Trading securities
Proceeds from sales	1,546	—
Proceeds from maturities and paydowns	3	2
Purchases	(1,404)	(256)
Available-for-sale securities
Proceeds from maturities and paydowns	463	304
Purchases	(160)	(1,110)
Held-to-maturity securities
Proceeds from maturities and paydowns	19	19
Advances
Repaid	149,059	177,180
Originated	(166,104)	(170,561)
Mortgage loans held for portfolio
Principal collected	458	262
Purchased	(835)	(631)
Other investing activities, net	(9)	—
Net cash provided by (used in) investing activities	(15,876)	(1,307)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
FINANCING ACTIVITIES
Net change in deposits	268	(62)
Net proceeds (payments) on derivative contracts with financing elements	—	2
Net proceeds from issuance of consolidated obligations
Discount notes	283,357	328,953
Bonds	36,912	31,952
Payments for maturing and retiring consolidated obligations
Discount notes	(283,138)	(342,556)
Bonds	(22,667)	(15,089)
Proceeds from issuance of capital stock	4,081	2,026
Payments for repurchases/redemptions of capital stock	(3,251)	(2,284)
Payments for repurchases/redemptions of mandatorily redeemable capital stock	(11)	(1)
Cash dividends paid	(146)	(138)
Net cash provided by (used in) financing activities	15,405	2,803
Net increase (decrease) in cash and due from banks	14	30
Cash and due from banks at beginning of the period	44	41
Cash and due from banks at end of the period	$58	$71

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$1,947	$2,452
Affordable Housing Program disbursements, net	24	10
Voluntary housing and community investment disbursements	17	7
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	64	69
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	53	1
Traded but not settled investment security purchases	193	—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
CONDENSED NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

These unaudited Notes to the Financial Statements do not include all of the disclosures required by Generally Accepted Accounting Principles for annual financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2025, which are contained in the Bank’s 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2026. Throughout this Form 10-Q, acronyms and terms used are defined in the Glossary of Terms. Unless the context otherwise requires, the term “Bank” refers to the Federal Home Loan Bank of Des Moines or its management.

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

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information. In the opinion of management, the unaudited interim financial information is complete and reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of results for the interim periods. The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2026.

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the three months ended March 31, 2026. Descriptions of all significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data — Note 1 — Summary of Significant Accounting Policies” in the 2025 Form 10-K.

Note 2 — Recently Adopted and Issued Accounting Guidance

The Bank did not adopt any new accounting standards or update any conclusions related to recently issued accounting standards during the three months ended March 31, 2026. Accounting standards recently adopted and issued are included in “Item 8. Financial Statements and Supplementary Data — Note 2 — Recently Adopted and Issued Accounting Guidance” in the 2025 Form 10-K.

Note 3 — Investments

The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold. The Bank also makes other investments in debt securities, which are classified as either trading, AFS, or HTM.

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	March 31, 2026	December 31, 2025
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$5,914	$6,104
Other U.S. obligations[1]	54	57
GSE and Tennessee Valley Authority obligations	47	48
Other[2]	94	94
Total fair value	$6,109	$6,303
1    Represents investment securities backed by the full faith and credit of the U.S. Government.
2    Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

The following table summarizes the components of “Net gains (losses) on trading securities” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended
	March 31,
	2026	2025
Net unrealized gains (losses) on trading securities held at period-end	$(49)	$47
Net gains (losses) on trading securities no longer held at period-end	—	—
Net gains (losses) on trading securities	$(49)	$47

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	March 31, 2026
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$6	$—	$—	$6
GSE and Tennessee Valley Authority obligations	279	28	—	307
State or local housing agency obligations	413	3	(1)	415
Other[3]	18	1	—	19
Total non-mortgage-backed securities	716	32	(1)	747
Mortgage-backed securities
U.S. obligations single-family[2]	5,840	45	—	5,885
GSE single-family	208	1	(1)	208
GSE multifamily	20,440	160	(22)	20,578
Total mortgage-backed securities	26,488	206	(23)	26,671
Total	$27,204	$238	$(24)	$27,418

	December 31, 2025
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$14	$—	$—	$14
GSE and Tennessee Valley Authority obligations	280	30	—	310
State or local housing agency obligations	369	2	(1)	370
Other[3]	18	1	—	19
Total non-mortgage-backed securities	681	33	(1)	713
Mortgage-backed securities
U.S. obligations single-family[2]	5,683	25	(1)	5,707
GSE single-family	217	1	(1)	217
GSE multifamily	20,755	152	(25)	20,882
Total mortgage-backed securities	26,655	178	(27)	26,806
Total	$27,336	$211	$(28)	$27,519
1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $88 million at March 31, 2026 and $89 million at December 31, 2025.
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

	March 31, 2026
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$3	$—	$2	$—	$5	$—
State or local housing agency obligations	67	—	157	(1)	224	(1)
Total non-mortgage-backed securities	70	—	159	(1)	229	(1)
Mortgage-backed securities
U.S. obligations single-family[1]	135	—	120	—	255	—
GSE single-family	5	—	58	(1)	63	(1)
GSE multifamily	81	—	3,468	(22)	3,549	(22)
Total mortgage-backed securities	221	—	3,646	(23)	3,867	(23)
Total	$291	$—	$3,805	$(24)	$4,096	$(24)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$7	$—	$3	$—	$10	$—
State or local housing agency obligations	82	(1)	123	—	205	(1)
Total non-mortgage-backed securities	89	(1)	126	—	215	(1)
Mortgage-backed securities
U.S. obligations single-family[1]	181	—	488	(1)	669	(1)
GSE single-family	—	—	71	(1)	71	(1)
GSE multifamily	216	—	3,831	(25)	4,047	(25)
Total mortgage-backed securities	397	—	4,390	(27)	4,787	(27)
Total	$486	$(1)	$4,516	$(27)	$5,002	$(28)
1    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	March 31, 2026		December 31, 2025
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$6	$6	$11	$11
Due after one year through five years	44	46	47	49
Due after five years through ten years	268	271	224	227
Due after ten years	398	424	399	426
Total non-mortgage-backed securities	716	747	681	713
Mortgage-backed securities	26,488	26,671	26,655	26,806
Total	$27,204	$27,418	$27,336	$27,519

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	March 31, 2026
	Amortized Cost[1]	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$124	$7	$—	$131
State or local housing agency obligations	18	1	(1)	18
Total non-mortgage-backed securities	142	8	(1)	149
Mortgage-backed securities
U.S. obligations single-family[2]	1	—	—	1
GSE single-family	284	—	(4)	280
Private-label	2	—	—	2
Total mortgage-backed securities	287	—	(4)	283
Total	$429	$8	$(5)	$432

	December 31, 2025
	Amortized Cost[1]	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$124	$8	$—	$132
State or local housing agency obligations	21	1	—	22
Total non-mortgage-backed securities	145	9	—	154
Mortgage-backed securities
U.S. obligations single-family[2]	1	—	—	1
GSE single-family	299	—	(4)	295
Private-label	2	—	—	2
Total mortgage-backed securities	302	—	(4)	298
Total	$447	$9	$(4)	$452
1    Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $3 million and $2 million at March 31, 2026 and December 31, 2025.
2    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	March 31, 2026		December 31, 2025
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$—	$—	$3	$3
Due after one year through five years	27	28	27	28
Due after five years through ten years	69	73	69	74
Due after ten years	46	48	46	49
Total non-mortgage-backed securities	142	149	145	154
Mortgage-backed securities	287	283	302	298
Total	$429	$432	$447	$452

Note 4 — Advances

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	March 31, 2026		December 31, 2025
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Due in one year or less	$67,379	3.79	$53,895	3.87
Due after one year through two years	15,695	3.87	14,770	3.84
Due after two years through three years	14,647	4.06	15,574	4.12
Due after three years through four years	11,839	3.93	11,013	3.93
Due after four years through five years	9,348	3.96	9,511	4.12
Thereafter	8,315	4.27	5,415	4.27
Total par value	127,223	3.89%	110,178	3.95%
Premiums	2		2
Discounts	(28)		(22)
Fair value hedging adjustments	(165)		72
Total	$127,032		$110,230
1    Excludes accrued interest receivable of $207 million and $192 million at March 31, 2026 and December 31, 2025.

The following table summarizes advances by year of redemption term or next call date for callable advances (dollars in millions):

	Redemption Term or Next Call Date
	March 31, 2026	December 31, 2025
Due in one year or less	$77,434	$63,698
Due after one year through two years	14,433	13,315
Due after two years through three years	12,470	13,455
Due after three years through four years	8,102	7,976
Due after four years through five years	6,510	6,361
Thereafter	8,274	5,373
Total par value	$127,223	$110,178

ADVANCE CONCENTRATIONS

The Bank’s advances are primarily concentrated in commercial banks and insurance companies. The following table summarizes advances outstanding to members exceeding 10 percent of total advances outstanding at March 31, 2026, (dollars in millions):

	Amount	% of Total Advances
Wells Fargo Bank, N.A.	$30,000	24%
Athene Annuity and Life Company	28,221	22

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates advances for credit losses on a quarterly basis. At March 31, 2026 and December 31, 2025, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. The Bank considers an advance past due if a default of contractual principal or interest exists for a period of 30 days or more. In addition, there were no modifications related to advances resulting from a borrower experiencing financial difficulties during the three months ended March 31, 2026 and 2025. The Bank has never experienced a credit loss on its advances. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on its advances at March 31, 2026 and December 31, 2025. For additional information on the Bank’s allowance methodology, including eligible collateral types, see “Item 8. Financial Statements and Supplementary Data — Note 5 — Advances” in the 2025 Form 10-K.

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

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	March 31, 2026	December 31, 2025
Fixed rate, long-term[1] single-family mortgage loans	$13,897	$13,549
Fixed rate, medium-term[2] single-family mortgage loans	926	904
Total unpaid principal balance	14,823	14,453
Premiums	158	156
Discounts	(55)	(54)
Basis adjustments from mortgage loan purchase commitments	(10)	(9)
Total mortgage loans held for portfolio[3]	14,916	14,546
Allowance for credit losses	(6)	(6)
Total mortgage loans held for portfolio, net	$14,910	$14,540
1    Long-term is defined as an original term of greater than 15 years and up to 30 years.
2    Medium-term is defined as an original term of 15 years or less.
3    Excludes accrued interest receivable of $108 million and $107 million at March 31, 2026 and December 31, 2025.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	March 31, 2026	December 31, 2025
Conventional mortgage loans	$14,472	$14,097
Government-guaranteed or -insured mortgage loans	351	356
Total unpaid principal balance	$14,823	$14,453
PAYMENT STATUS OF MORTGAGE LOANS

Amounts past due 30 days or more on conventional mortgage loans at March 31, 2026 and December 31, 2025 totaled $136 million and $146 million, and are based on amortized cost, which excludes accrued interest receivable. The serious delinquency rate of conventional mortgage loans as a percentage of total mortgage loans at both March 31, 2026 and December 31, 2025 was less than one percent. Seriously delinquent loans include all loans that are 90 days or more past due and in the process of foreclosure.

Note 6 — Derivatives and Hedging Activities
The following table summarizes the Bank’s notional amount, fair value of derivative instruments, and total derivative assets and liabilities (dollars in millions):

	March 31, 2026			December 31, 2025
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$181,606	$159	$109	$162,769	$237	$29
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	16,060	—	3	23,176	3	—
Forward settlement agreements	319	2	—	111	—	—
Mortgage loan purchase commitments	328	—	2	106	—	—
Total derivatives not designated as hedging instruments	16,707	2	5	23,393	3	—
Total derivatives before netting and collateral adjustments	$198,313	161	114	$186,162	240	29
Netting adjustments and cash collateral[1]		(154)	(45)		(160)	(26)
Total derivative assets and derivative liabilities		$7	$69		$80	$3
1     Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral, including accrued interest, held or placed with the same clearing agent and/or counterparty. At March 31, 2026 and December 31, 2025, cash collateral, including accrued interest, posted by the Bank was $17 million and $3 million. At March 31, 2026 and December 31, 2025, the Bank held cash collateral, including accrued interest, from clearing agents or counterparties of $126 million and $137 million.

The following tables summarize the net gains (losses) on qualifying fair value hedging relationships and the amortization of basis adjustments on discontinued fair value hedging relationships recorded in net interest income, including the net interest settlements on derivatives, as well as total income (expense) by hedged product recorded on the Statements of Income (dollars in millions):

	For the Three Months Ended March 31, 2026
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,293	$322	$(888)	$(914)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$277	$119	$(15)	$(67)
Hedged items[3]	(238)	(90)	25	77
Net gains (losses) on fair value hedging relationships	$39	$29	$10	$10

	For the Three Months Ended March 31, 2025
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,187	$339	$(1,057)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(341)	$(334)	$49
Hedged items[3]	461	384	(54)
Net gains (losses) on fair value hedging relationships	$120	$50	$(5)
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
3    Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	March 31, 2026
	Advances	AFS Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$63,269	$19,732	$70,916	$26,303
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(159)	$(406)	$(8)	$(21)
Basis adjustments for discontinued hedging relationships included in amortized cost	(6)	(41)	—	—
Total amount of fair value hedging adjustments	$(165)	$(447)	$(8)	$(21)

	December 31, 2025
	Advances	AFS Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$58,516	$19,983	$61,439	$20,546
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$82	$(315)	$17	$56
Basis adjustments for discontinued hedging relationships included in amortized cost	(10)	(42)	—	—
Total amount of fair value hedging adjustments	$72	$(357)	$17	$56
1    Represents the portion of amortized cost designated as a hedged item in an active or discontinued fair value hedging relationship. Amortized cost includes fair value hedging adjustments.

The following table summarizes the components of “Net gains (losses) on derivatives” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended
	March 31,
	2026	2025
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$43	$(53)
Forward settlement agreements	3	(2)
Mortgage loan purchase commitments	(3)	2
Net interest settlements	3	18
Net gains (losses) on derivatives	$46	$(35)

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	March 31, 2026
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral Not Offset - Can be Sold or Repledged	Net Amount[3]
Derivative Assets
Uncleared derivatives	$159	$(152)	$—	$7	$—	$7
Cleared derivatives	2	(2)	—	—	—	—
Total	$161	$(154)	$—	$7	$—	$7
Derivative Liabilities
Uncleared derivatives	$47	$(42)	$2	$7	$—	$7
Cleared derivatives	65	(3)	—	62	62	—
Total	$112	$(45)	$2	$69	$62	$7

	December 31, 2025
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral Not Offset - Can be Sold or Repledged	Net Amount[3]
Derivative Assets
Uncleared derivatives	$159	$(158)	$—	$1	$—	$1
Cleared derivatives	81	(2)	—	79	—	79
Total	$240	$(160)	$—	$80	$—	$80
Derivative Liabilities
Uncleared derivatives	$27	$(24)	$—	$3	$—	$3
Cleared derivatives	2	(2)	—	—	—	—
Total	$29	$(26)	$—	$3	$—	$3
1    Represents derivative assets and derivative liabilities prior to netting adjustments and cash collateral, including accrued interest.
2    Represents mortgage loan purchase commitments not subject to enforceable master netting requirements.
3    Any over-collateralization at an individual clearing agent and/or counterparty level is not included in the determination of the net amount. At March 31, 2026 and December 31, 2025, the Bank had additional net credit exposure of $1.6 billion and $1.4 billion due to instances where the Bank’s non-cash collateral to a counterparty exceeded the Bank’s net derivative position.

Note 7 — Deposits
The Bank offers demand and overnight deposits as well as short-term interest-bearing deposits to members and qualifying non-members.
The following table details the Bank’s interest-bearing and non-interest-bearing deposits (dollars in thousands):

	March 31, 2026	December 31, 2025
Interest-bearing
Demand and overnight	$1,189	$960
Term	31	10
Non-interest-bearing
Demand	206	177
Total	$1,426	$1,147

Note 8 — Consolidated Obligations

    Consolidated obligations consist of bonds and discount notes. Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At March 31, 2026 and December 31, 2025, the total par value of outstanding consolidated obligations of the FHLBanks was $1,204.4 billion and $1,151.8 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	March 31, 2026		December 31, 2025
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$85,352	3.56%	$85,186	3.76%
Discounts and concessions[1]	(699)		(586)
Fair value hedging adjustments	(8)		17
Fair value option adjustments	(3)		3
Total	$84,642		$84,620
1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	March 31, 2026		December 31, 2025
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$52,139	3.68%	$38,808	3.76%
Due after one year through two years	32,900	3.77	32,347	3.84
Due after two years through three years	3,312	4.02	3,577	4.11
Due after three years through four years	3,259	3.53	3,351	3.71
Due after four years through five years	2,939	3.65	2,399	3.44
Thereafter	8,884	4.51	8,706	4.52
Total par value	103,433	3.78%	89,188	3.87%
Premiums	27		28
Discounts and concessions[1]	(22)		(23)
Fair value hedging adjustments	(21)		56
Total	$103,417		$89,249
1    Concessions represent fees paid to dealers in connections with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	March 31, 2026	December 31, 2025
Non-callable or non-putable	$47,373	$37,814
Callable	56,060	51,374
Total par value	$103,433	$89,188

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

Year of Contractual Maturity or Next Call Date	March 31, 2026	December 31, 2025
Due in one year or less	$94,314	$79,984
Due after one year through two years	3,600	3,609
Due after two years through three years	2,871	2,901
Due after three years through four years	1,540	1,594
Due after four years through five years	693	685
Thereafter	415	415
Total par value	$103,433	$89,188
The following table summarizes the Bank’s bonds by interest rate payment terms (dollars in millions):

	March 31, 2026	December 31, 2025
Fixed rate	$40,936	$34,962
Simple variable rate	62,497	54,226
Total par value	$103,433	$89,188

Note 9 — Capital

The Bank is subject to three regulatory capital requirements. In addition, the Capital Stock AB requires each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets. The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	March 31, 2026		December 31, 2025
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$2,063	$11,245	$1,878	$10,336
Regulatory capital[1]	$8,089	$11,245	$7,460	$10,336
Leverage capital	$10,111	$16,866	$9,325	$15,504
Capital-to-assets ratio	4.00%	5.56%	4.00%	5.54%
Capital stock-to-assets ratio	2.00%	3.52%	2.00%	3.38%
Leverage ratio	5.00%	8.34%	5.00%	8.31%
1     Total regulatory capital includes Class B stock (including MRCS) and retained earnings.

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At March 31, 2026 and December 31, 2025, the Bank had no excess capital stock outstanding.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in AOCI (dollars in millions):

Total AOCI
Balance, December 31, 2024	$(29)
Net change in fair value of AFS securities	70
Balance, March 31, 2025	$41

Balance, December 31, 2025	$181
Net change in fair value of AFS securities	30
Balance, March 31, 2026	$211

Note 10 — Fair Value

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

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments (dollars in millions).

	March 31, 2026
		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$58	$58	$—	$—	$—	$58
Interest-bearing deposits	4,553	—	4,553	—	—	4,553
Securities purchased under agreements to resell	16,440	—	16,440	—	—	16,440
Federal funds sold	4,650	—	4,650	—	—	4,650
Trading securities	6,109	—	6,109	—	—	6,109
Available-for-sale securities	27,418	—	27,418	—	—	27,418
Held-to-maturity securities	429	—	430	2	—	432
Advances	127,032	—	127,153	—	—	127,153
Mortgage loans held for portfolio, net	14,910	—	14,271	42	—	14,313
Accrued interest receivable	469	—	469	—	—	469
Derivative assets, net	7	—	161	—	(154)	7
Other assets	48	48	—	—	—	48
Liabilities
Deposits	(1,426)	—	(1,426)	—	—	(1,426)
Consolidated obligations
Discount notes[2]	(84,642)	—	(84,631)	—	—	(84,631)
Bonds	(103,417)	—	(102,903)	—	—	(102,903)
Total consolidated obligations	(188,059)	—	(187,534)	—	—	(187,534)
MRCS	(72)	(72)	—	—	—	(72)
Accrued interest payable	(638)	—	(638)	—	—	(638)
Derivative liabilities, net	(69)	—	(114)	—	45	(69)
1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.
2    Includes $10.2 billion of consolidated obligation discount notes recorded under fair value option at March 31, 2026.

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

FAIR VALUE ON A RECURRING AND NON-RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	March 31, 2026
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Recurring fair value measurements
Assets
Trading securities
U.S. Treasury obligations	$—	$5,914	$—	$—	$5,914
Other U.S. obligations	—	54	—	—	54
GSE and TVA obligations	—	47	—	—	47
Other non-MBS	—	94	—	—	94
Total trading securities	—	6,109	—	—	6,109
Available-for-sale securities
Other U.S. obligations	—	6	—	—	6
GSE and TVA obligations	—	307	—	—	307
State or local housing agency obligations	—	415	—	—	415
Other non-MBS	—	19	—	—	19
U.S. obligations single-family MBS	—	5,885	—	—	5,885
GSE single-family MBS	—	208	—	—	208
GSE multifamily MBS	—	20,578	—	—	20,578
Total available-for-sale securities	—	27,418	—	—	27,418
Derivative assets, net
Interest-rate related	—	159	—	(154)	5
Forward settlement agreements	—	2	—	—	2
Total derivative assets, net	—	161	—	(154)	7
Other assets	48	—	—	—	48
Total recurring assets at fair value	$48	$33,688	$—	$(154)	$33,582
Liabilities
Discount notes[2]	$—	$(10,239)	$—	$—	$(10,239)
Derivative liabilities, net
Interest-rate related	—	(112)	—	45	(67)
Mortgage loan purchase commitments	—	(2)	—	—	(2)
Total derivative liabilities, net	—	(114)	—	45	(69)
Total recurring liabilities at fair value	$—	$(10,353)	$—	$45	$(10,308)

Non-recurring fair value measurements
Assets
Impaired mortgage loans held for portfolio[3]	$—	$—	$2	$—	$2
Total non-recurring assets at fair value	$—	$—	$2	$—	$2
1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.
2    Represents financial instruments recorded under the fair value option.
3    These assets are subject to fair value adjustments in certain circumstances. The fair value information presented is as of the date the fair value adjustment was recorded during the three months ended March 31, 2026.

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

FAIR VALUE OPTION

The fair value option provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, and unrecognized firm commitments. These fair value elections are made primarily in an effort to mitigate the potential income statement volatility that can arise when an economic derivative is adjusted for changes in fair value but the related hedged item is not. For the three months ended March 31, 2026 and 2025, the Bank recorded net gains on financial instruments held under fair value option (i.e., discount notes) of $6 million and $20 million.

The following tables summarize the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected (dollars in millions):

	March 31, 2026
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$10,304	$10,239	$(65)

	December 31, 2025
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$17,504	$17,382	$(122)

Note 11 — Commitments and Contingencies

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	March 31, 2026			December 31, 2025
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1,2]	$18,463	$128	$18,591	$18,263
Standby bond purchase agreements[2]	231	1,071	1,302	1,249
Commitments to purchase mortgage loans	328	—	328	106
Commitment to issue bonds[3]	4,545	—	4,545	1,000
Commitments to issue discount notes[3]	857	—	857	3,060
Commitments to fund advances[2,4]	38	—	38	151
1    Excludes commitments to issue standby letters of credit, when applicable. At both March 31, 2026 and December 31, 2025, the Bank had no commitments to issue standby letters of credit.
2    The Bank has deemed it unnecessary to record any liability for credit losses on these agreements at March 31, 2026 and December 31, 2025, based on its credit extension and collateral policies.
3    The Bank enters into commitments to issue consolidated obligations in the normal course of its business, that generally settle within 30 calendar days.
4    The Bank enters into commitments to fund advances up to 24 months in the future.

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At March 31, 2026 and December 31, 2025, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was $1,015.7 billion and $977.4 billion.

Note 12 — Activities with Stockholders

TRANSACTIONS WITH DIRECTORS’ FINANCIAL INSTITUTIONS

In the normal course of business, the Bank extends credit to its members whose directors and officers serve as Bank directors (Directors’ Financial Institutions). Finance Agency regulations require that transactions with Directors’ Financial Institutions be made on the same terms and conditions as those with any other member.

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	March 31, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Advances	$414	—	$667	1
Mortgage loans	482	3	606	4
Deposits	12	1	15	1
Capital stock	47	1	65	1

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of total capital stock outstanding (including MRCS). At March 31, 2026 and December 31, 2025, the Bank had the following business concentrations with stockholders (dollars in millions):

	March 31, 2026
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo, N.A.[3]	$1,372	19	$30,000	$5	$264
Athene Annuity and Life Company[4]	1,280	17	28,221	—	258
Superior Guaranty Insurance Company[5]	4	—	—	88	—
Total	$2,656	36	$58,221	$93	$522

	December 31, 2025
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Athene Annuity and Life Company[4]	$1,057	16	$23,271	$—	$863
Wells Fargo, N.A.[3]	741	11	16,000	5	348
Superior Guaranty Insurance Company[5]	4	—	—	93	—
Total	$1,802	27	$39,271	$98	$1,211
1    Pursuant to applicable Finance Agency regulations, the Bank’s voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank’s capital stock.
2    Represents interest income earned on advances during the three months ended March 31, 2026 and the year ended December 31, 2025. Interest income on mortgage loans is excluded from these tables as this interest relates to the borrower, not to the stockholder.
3    Wells Fargo, N.A. had standby letters of credit outstanding totaling $11.8 billion and $10.9 billion as of March 31, 2026 and December 31, 2025, which generated fee income of $3 million during the three months ended March 31, 2026 and $13 million during the year ended December 31, 2025.
4    Athene Annuity and Life Company had no standby letters of credit outstanding as of March 31, 2026 and December 31, 2025.
5    Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A. Superior Guaranty Insurance Company had no standby letters of credit outstanding as of March 31, 2026 and December 31, 2025.

Note 13 — Activities with Other FHLBanks

    Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the three months ended March 31, 2026 and 2025 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2026
Chicago	$—	$1	$(1)	$—
San Francisco	—	400	(400)	—
	$—	$401	$(401)	$—

2025
Boston	$—	$300	$(300)	$—
Chicago	—	5	(5)	—
San Francisco	—	500	(500)	—
	$—	$805	$(805)	$—

During the three months ended March 31, 2026, the Bank did not borrow funds from other FHLBanks. The following table summarizes borrowing activity from other FHLBanks during the three months ended March 31, 2025 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2025
Cincinnati	$—	$250	$(250)	$—
New York	—	500	(500)	—
San Francisco	—	500	(500)	—
Topeka	—	250	(250)	—
	$—	$1,500	$(1,500)	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations should be read in conjunction with our financial statements and condensed notes at the beginning of this Form 10-Q and in conjunction with our MD&A and Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (SEC) on March 10, 2026. Our MD&A is designed to provide information that will help the reader develop a better understanding of our financial statements, key financial statement changes from quarter to quarter, and the primary factors driving those changes. Throughout this Form 10-Q, acronyms and terms used are defined in the Glossary of Terms. Unless the context otherwise requires, the terms “we,” “us,” and “our” refer to the Federal Home Loan Bank of Des Moines or its management. Our MD&A is organized as follows:

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

•the ability to attract and retain key personnel; and

•natural disasters.

For additional information regarding these and other risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements, see “Item 1A. Risk Factors” in this quarterly report and in our 2025 Form 10-K. Forward-looking statements apply only as of the date they are made, and we undertake no obligation to update or revise any forward-looking statement.

EXECUTIVE OVERVIEW

Liquidity Mission

We provide liquidity to our members to support the housing, business, and economic development needs of their communities. Members pledge mortgage loans and other collateral to access our core liquidity products of advances, letters of credit, and mortgage loans held for portfolio under the MPF program. During the three months ended March 31, 2026, advance balances averaged $127.9 billion, letters of credit averaged $18.3 billion, mortgage loan balances averaged $14.7 billion, and we held an average of $31.2 billion of short-term assets as a ready source of liquidity for our members.

Affordable Housing and Community Impact
Our housing and community development programs are central to our mission. We contribute 10 percent of our net income each year to our AHP, a grant program that supports the creation, rehabilitation, or purchase of affordable housing. This program includes a competitive AHP and two down payment assistance products called Home$tart and the Native American Homeownership Initiative. During the three months ended March 31, 2026, we accrued statutory AHP assessments of $26 million and voluntarily accrued $2 million, to be awarded through this program.

In addition to our AHP, we offer our members voluntary programs to further our housing mission. During the three months ended March 31, 2026, we recorded a total of $25 million in voluntary housing and community contributions, including the voluntary AHP contribution. Through our voluntary programs during the three months ended March 31, 2026, we:
•provided $39 million in 0% rate advances to members that originated or purchased mortgage loans from a Habitat for Humanity® affiliate or a non-depository CDFI and recorded $8 million in subsidy expense;
•funded $19 million of home mortgages with an interest rate lower than the current market rate under the Mortgage Rate Relief program, which provided $2 million in grants to those seeking affordable homeownership; and
•recorded contributions of $13 million to our Member Impact Fund to match member donations to local housing and community development organizations.

Financial Results
Our financial condition and results of operations are influenced by global and national economies, local economies within our district, member demand, and the conditions in the financial, housing, and credit markets, all of which impact the interest rate environment. The interest rate environment significantly impacts our profitability. FOMC actions in response to inflation, as well as trade disruptions, such as those arising from tariffs imposed or proposed by the U.S. or its trading partners, impact the interest rate environment, and in turn, our net interest income. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Conditions in the Financial Markets” for additional discussion on economic conditions, including interest rates, impacting our financial results.
For the three months ended March 31, 2026, we recorded net income of $236 million compared to $205 million for the same period in 2025.

Net interest income increased $77 million during the three months ended March 31, 2026, when compared to the same period last year. The increase during the three months ended March 31, 2026 was primarily due to advance, mortgage loan, and MBS portfolio growth, along with changes in the interest rate environment, asset prepayment fee income, and the call of higher-costing consolidated obligation bonds.

Other income (loss) decreased $30 million during the three months ended March 31, 2026, when compared to the same period last year, primarily due to the net changes in fair value on our trading securities, fair value option instruments, and economic derivatives, including the related interest settlements.

Other expense increased $13 million during the three months ended March 31, 2026, when compared to the same period last year, primarily driven by an increase in our voluntary housing and community contributions.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional discussion on our results of operations.

Our total assets increased to $202.2 billion at March 31, 2026, from $186.5 billion at December 31, 2025, driven primarily by an increase in advances. Advances increased $16.8 billion mainly due to an increase in borrowings by certain large depository institution and insurance company members.

Total capital increased to $11.4 billion at March 31, 2026, from $10.5 billion at December 31, 2025, primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. Our regulatory capital ratio increased to 5.56 percent at March 31, 2026, from 5.54 percent at December 31, 2025, and remained above the required regulatory limit at each period end. Regulatory capital includes capital stock, MRCS, and retained earnings.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Throughout 2026, the FOMC has maintained the target for the federal funds rate at a range of 3.50 to 3.75 percent. During its April 2026 meeting, the FOMC stated recent indicators suggest that economic activity has been expanding at a solid pace. Job gains have remained low, on average, and the unemployment rate has been little changed in recent months. In addition, inflation is elevated, in part reflecting the recent increase in global energy prices.

The following table shows information on key market interest rates1:

	3-Month Average		Period End
	March 31, 2026	March 31, 2025	March 31, 2026	December 31, 2025
Federal funds	3.64%	4.33%	3.64%	3.64%
SOFR	3.66	4.33	3.68	3.87
2-year U.S. Treasury	3.58	4.15	3.79	3.47
10-year U.S. Treasury	4.20	4.45	4.30	4.18
30-year residential mortgage note	6.11	6.83	6.38	6.15
1    Source: Bloomberg.

Mortgage Markets

During the three months ended March 31, 2026, mortgage rates were lower, on average, when compared to the same period last year, and higher when compared to the prior year-end. Refinancing was the primary driver of activity within the mortgage markets during the three months ended March 31, 2026. New and existing home sales decreased relative to the prior year, while home prices and prepayment activity increased.

SELECTED FINANCIAL DATA

    The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Cash and due from banks	$58	$44	$73	$30	$71
Investments[1]	59,599	61,015	64,360	61,353	60,775
Advances	127,032	110,230	109,981	114,845	93,790
Mortgage loans held for portfolio, net[2]	14,910	14,540	13,948	13,197	12,263
Total assets	202,213	186,499	189,291	190,022	167,471
Consolidated obligations
Discount notes	84,642	84,620	68,220	55,977	50,350
Bonds	103,417	89,249	108,134	120,793	105,488
Total consolidated obligations[3]	188,059	173,869	176,354	176,770	155,838
Mandatorily redeemable capital stock	72	30	31	34	9
Total liabilities	190,829	176,012	179,050	179,797	158,142
Capital stock — Class B putable	7,286	6,509	6,474	6,660	5,730
Retained earnings	3,887	3,797	3,731	3,617	3,558
Accumulated other comprehensive income (loss)	211	181	36	(52)	41
Total capital	11,384	10,487	10,241	10,225	9,329
Regulatory capital ratio[4]	5.56	5.54	5.41	5.43	5.55

	For the Three Months Ended
Statements of Income	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Net interest income	$325	$278	$335	$289	$248
Provision (reversal) for credit losses on mortgage loans	—	1	—	—	—
Other income (loss)[5]	11	31	12	16	41
Voluntary housing and community contributions	25	10	13	43	12
All other expense[6]	49	50	46	47	49
AHP assessments	26	25	29	21	23
Net income	236	223	259	194	205
Selected Financial Ratios
Net interest spread[7]	0.43%	0.36%	0.43%	0.38%	0.32%
Net interest margin[8]	0.64	0.59	0.67	0.64	0.59
Return on average equity (annualized)	8.42	8.64	9.71	7.86	8.56
Return on average capital stock (annualized)	13.18	14.04	15.07	12.27	13.87
Return on average assets (annualized)	0.46	0.47	0.51	0.42	0.48
Average equity to average assets	5.43	5.46	5.27	5.37	5.57
1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, AFS securities, and HTM securities.
2    Includes an allowance for credit losses of $6 million, $6 million, $5 million, $5 million, and $5 million at March 31, 2026, December 31, 2025, September 30, 2025, June 30, 2025, and March 31, 2025.
3    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $1,204.4 billion, $1,151.8 billion, $1,184.1 billion, $1,232.1 billion, and $1,154.9 billion at March 31, 2026, December 31, 2025, September 30, 2025, June 30, 2025, and March 31, 2025.
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

RESULTS OF OPERATIONS

Net Interest Income
Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Three Months Ended March 31,
	2026			2025
	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]
Interest-earning assets
Interest-bearing deposits	$4,456	3.71%	$41	$4,745	4.58%	$53
Securities purchased under agreements to resell	18,162	3.72	166	10,221	4.41	111
Federal funds sold	8,616	3.69	78	12,911	4.39	140
MBS[4,5,6]	26,832	4.78	317	25,399	5.28	331
Other investments[4,5,7]	7,020	4.00	69	6,116	3.65	55
Advances[5,8]	127,930	4.10	1,293	100,180	4.81	1,187
Mortgage loans[9]	14,688	4.77	173	12,041	4.50	134
Loans to other FHLBanks	4	3.73	—	9	4.40	—
Total interest-earning assets	207,708	4.17	2,137	171,622	4.75	2,011
Non-interest-earning assets	1,746	—	—	2,825	—	—
Total assets	$209,454	4.14%	$2,137	$174,447	4.68%	$2,011
Interest-bearing liabilities
Deposits	$1,224	2.71%	$8	$1,216	3.40%	$10
Consolidated obligations
Discount notes[5]	97,791	3.68	888	63,395	4.45	696
Bonds[5]	96,977	3.82	914	96,704	4.43	1,057
Other interest-bearing liabilities[10]	72	9.29	2	25	6.33	—
Total interest-bearing liabilities	196,064	3.74	1,812	161,340	4.43	1,763
Non-interest-bearing liabilities	2,009	—	—	3,396	—	—
Total liabilities	198,073	3.71	1,812	164,736	4.34	1,763
Capital	11,381	—	—	9,711	—	—
Total liabilities and capital	$209,454	3.51%	$1,812	$174,447	4.10%	$1,763
Net interest income and spread[11]		0.43%	$325		0.32%	$248
Net interest margin[12]		0.64%			0.59%
Average interest-earning assets to interest-bearing liabilities		105.94%			106.37%
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
6    Interest income on investment securities includes prepayment fees, net of related amortization, of $7 million and less than $1 million for the three months ended March 31, 2026 and 2025.
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
11    Represents annualized yield on total interest-earning assets minus annualized yield on total interest-bearing liabilities. Amounts used to calculate net interest spread are based on unrounded numbers. Accordingly, recalculations using rounded numbers in millions may not produce the same results.
12    Represents net interest income expressed as a percentage of average interest-earning assets. Amounts used to calculate net interest margin are based on unrounded numbers. Accordingly, recalculations using rounded numbers in millions may not produce the same results.

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

	Three Months Ended
	March 31, 2026 vs. March 31, 2025
	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest income
Interest-bearing deposits	$(3)	$(9)	$(12)
Securities purchased under agreements to resell	75	(20)	55
Federal funds sold	(42)	(20)	(62)
MBS	18	(32)	(14)
Other investments	8	6	14
Advances	298	(192)	106
Mortgage loans	31	8	39
Total interest income	385	(259)	126
Interest expense
Deposits	—	(2)	(2)
Consolidated obligations
Discount notes	328	(136)	192
Bonds	3	(146)	(143)
Other interest-bearing liabilities	2	—	2
Total interest expense	333	(284)	49
Net interest income	$52	$25	$77

NET INTEREST SPREAD AND MARGIN
Net interest spread represents the annualized yield on total interest-earning assets minus the annualized cost of total interest-bearing liabilities. Our net interest spread increased during the three months ended March 31, 2026, when compared to the same period in 2025. The increase during the three months ended March 31, 2026 was primarily due to advance, MBS, and mortgage loan portfolio growth, along with changes in the interest rate environment, asset prepayment fee income, and the call of higher-costing consolidated obligation bonds. Our cost of funds does not include net interest settlements on economic hedges, which are recorded in other income (loss). As a result, our net interest spread does not reflect the full impact of our funding and hedging strategies and may experience volatility as interest rates change.

Net interest margin equals net interest income expressed as a percentage of average interest-earning assets. Our net interest margin increased during the three months ended March 31, 2026, when compared to the same period in 2025 due primarily to higher net interest spread, offset in part by lower interest rates, which reduced our earnings on invested capital.

ADVANCE PREPAYMENT FEES
The following table summarizes our advance prepayment fees (dollars in millions):

	For the Three Months Ended
	March 31,
	2026	2025
Prepayment fees on advances, gross[1]	$5	$1
Basis adjustment amortization[2]	(3)	—
Prepayment fees on advances, net	$2	$1
1    Includes symmetrical fees on advances for which we may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates.
2    Basis adjustment amortization was less than $1 million during the three months ended March 31, 2025.

Other Income (Loss)
    The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended
	March 31,
	2026	2025
Net gains (losses) on trading securities	$(49)	$47
Net gains (losses) on financial instruments held under fair value option	6	20
Net gains (losses) on derivatives	46	(35)
Other, net	8	9
Total other income (loss)	$11	$41

Other income (loss) decreased $30 million during the three months ended March 31, 2026, when compared to the same period in 2025, primarily due to the net change in fair value on our trading securities, fair value option instruments, and economic derivatives, including the related interest settlements. We utilize economic derivatives to hedge certain instruments held at fair value that do not qualify for fair value hedge accounting. These fair value elections are made primarily in an effort to mitigate the potential income statement volatility that can arise when an economic derivative is adjusted for changes in fair value but the related hedged item is not. As a result, we review the related gains (losses) on these items on a net basis.

During the three months ended March 31, 2026, we recorded net combined gains of $3 million on our trading securities, fair value option instruments, and the related economic derivatives, compared to net combined gains of $32 million for the same period in 2025. The net decrease during the three months ended March 31, 2026 was primarily driven by the reversal of historic gains and losses on trading securities as they approach maturity. In addition, other income (loss) decreased due to lower derivative interest income as a result of a decline in the notional amount of discount note economic swaps. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our economic derivatives.

Hedging Activities

We use derivatives to manage interest rate risk. Accounting rules affect the timing and recognition of income and expense on derivatives and therefore we may be subject to income statement volatility. For additional discussion on hedging activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” in our 2025 Form 10-K.

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended March 31, 2026
Net Effect of Hedging Activities	Advances	Investments	Discount Notes	Bonds	Total
Net interest income:
Net amortization/accretion	$1	$6	$—	$—	$7
Net gains (losses) on derivatives and hedged items	(1)	—	—	(2)	(3)
Price alignment amount on derivatives	—	(2)	—	(1)	(3)
Net interest settlements on derivatives	39	25	10	13	87
Total impact to net interest income	39	29	10	10	88
Other income (loss):
Net gains (losses) on derivatives
Gains (losses) related to derivatives not designated as hedging instruments	—	48	(2)	—	46
Total net gains (losses) on derivatives	—	48	(2)	—	46
Net gains (losses) on trading securities	—	(49)	—	—	(49)
Net gains (losses) on financial instruments held under fair value option	—	—	6	—	6
Total impact to other income (loss)	—	(1)	4	—	3
Total net effect of hedging activities[1]	$39	$28	$14	$10	$91

	For the Three Months Ended March 31, 2025
Net Effect of Hedging Activities	Advances	Investments	Discount Notes	Bonds	Total
Net interest income:
Net amortization/accretion	$9	$1	$—	$—	$10
Net gains (losses) on derivatives and hedged items	1	(1)	—	(10)	(10)
Price alignment amount on derivatives	(7)	(8)	—	(1)	(16)
Net interest settlements on derivatives	117	58	—	6	181
Total impact to net interest income	120	50	—	(5)	165
Other income (loss):
Net gains (losses) on derivatives
Gains (losses) related to derivatives not designated as hedging instruments	—	(28)	(7)	—	(35)
Total net gains (losses) on derivatives	—	(28)	(7)	—	(35)
Net gains (losses) on trading securities	—	47	—	—	47
Net gains (losses) on financial instruments held under fair value option	—	—	20	—	20
Total impact to other income (loss)	—	19	13	—	32
Total net effect of hedging activities[1]	$120	$69	$13	$(5)	$197
1    The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

NET AMORTIZATION/ACCRETION

Net amortization/accretion of basis adjustments varies from period to period depending on our hedge relationship termination activities and the maturity, call, or prepayment of assets or liabilities previously in hedge relationships.

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

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended March 31,
	2026	2025
Compensation and benefits	$21	$22
Contractual services	7	7
Professional fees	3	3
Other operating expenses	6	5
Total operating expenses	37	37
Voluntary housing and community contributions	25	12
Federal Housing Finance Agency	3	4
Office of Finance	4	3
Other, net	5	5
Total other expense	$74	$61

Other expense increased $13 million during the three months ended March 31, 2026, when compared to the same period last year primarily due to an increase in voluntary housing and community contributions.

STATEMENTS OF CONDITION

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	March 31, 2026	December 31, 2025
Commercial banks	$59,966	$47,532
Savings institutions	1,077	1,008
Credit unions	8,367	10,266
Insurance companies	56,636	50,861
CDFIs	37	14
Total member advances	126,083	109,681
Non-member borrowers	1,140	497
Total par value	$127,223	$110,178

Our total advance par value increased $17.0 billion or 15 percent at March 31, 2026, when compared to December 31, 2025, primarily due to an increase in borrowings by certain large depository institution and insurance company members.

The following table summarizes our advances by interest rate payment terms (dollars in millions):

	March 31, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Fixed rate	$75,402	59	$73,457	67
Variable rate	40,372	32	25,282	23
Variable rate, callable[1]	10,385	8	10,382	9
Other[2]	1,064	1	1,057	1
Total advance par value	127,223	100	110,178	100
Premiums	2		2
Discounts	(28)		(22)
Fair value hedging adjustments[3]	(165)		72
Total	$127,032		$110,230
1    Callable advances are those advances that may be contractually prepaid by the borrower on predetermined dates without incurring prepayment or termination fees.
2    Includes fixed rate amortizing and fixed rate callable advances.
3    Primarily represents fair value hedging adjustments on active hedging relationships driven by changes in interest rates.

At March 31, 2026 and December 31, 2025, advances outstanding to our top five borrowers totaled $70.9 billion and $51.6 billion, which represented 56 percent and 47 percent of our total advances outstanding. The following table summarizes our top five borrowers based on advances outstanding at March 31, 2026 (dollars in millions):

	Amount	% of Total Advances
Wells Fargo Bank, N.A.	$30,000	24
Athene Annuity and Life Company	28,221	22
EquiTrust Life Insurance Company	4,550	4
UBS Bank USA	4,101	3
Symetra Life Insurance Company	4,037	3
Total par value	$70,909	56

Mortgage Loans

    The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	March 31, 2026	December 31, 2025
Fixed rate conventional loans	$14,472	$14,097
Fixed rate government-insured loans	351	356
Total unpaid principal balance	14,823	14,453
Premiums	158	156
Discounts	(55)	(54)
Basis adjustments from mortgage loan purchase commitments	(10)	(9)
Total mortgage loans held for portfolio	14,916	14,546
Allowance for credit losses	(6)	(6)
Total mortgage loans held for portfolio, net	$14,910	$14,540

Our total mortgage loans increased $0.4 billion or three percent at March 31, 2026, when compared to December 31, 2025. The increase was primarily due to new loan purchases exceeding principal paydowns.

Investments
The following table summarizes the carrying value of our investments (dollars in millions):

	March 31, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$4,553	7	$3,726	6
Securities purchased under agreements to resell	16,440	28	17,090	28
Federal funds sold	4,650	8	5,930	10
Total short-term investments	25,643	43	26,746	44
Long-term investments[2]
MBS
GSE single-family	492	1	516	1
GSE multifamily	20,578	34	20,882	34
U.S. obligations single-family[3]	5,886	10	5,708	9
Private-label residential	2	—	2	—
Total MBS	26,958	45	27,108	44
Non-MBS
U.S. Treasury obligations[3]	5,914	10	6,104	10
Other U.S. obligations[3]	60	—	71	—
GSE and TVA obligations	478	1	482	1
State or local housing agency obligations	433	1	391	1
Other[4]	113	—	113	—
Total non-MBS	6,998	12	7,161	12
Total long-term investments	33,956	57	34,269	56
Total investments	$59,599	100	$61,015	100
1    Short-term investments have original maturities equal to or less than one year.
2    Long-term investments have original maturities of greater than one year.
3    Represents investment securities backed by the full faith and credit of the U.S. Government.
4    Consists of taxable municipal bonds.

Our investments decreased $1.4 billion, or two percent at March 31, 2026, when compared to December 31, 2025, due primarily to a decrease in federal funds sold and securities purchased under agreements to resell. This decrease was offset in part by an increase in interest-bearing deposits. At March 31, 2026, we had other U.S. obligation MBS purchases with a total par value of $192 million that were traded but not yet settled. These investments were recorded as “Available-for-sale” on our Statements of Condition with a corresponding payable recorded in “Other liabilities.” At December 31, 2025, we had no investment purchases that were traded but not yet settled.

The Finance Agency limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 2.42 and 2.64 at March 31, 2026 and December 31, 2025.

Consolidated Obligations

    Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments.

DISCOUNT NOTES
The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	March 31, 2026	December 31, 2025
Par value	$85,352	$85,186
Discounts and concession fees[1]	(699)	(586)
Fair value hedging adjustments	(8)	17
Fair value option adjustments	(3)	3
Total	$84,642	$84,620
1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes remained relatively stable at March 31, 2026, when compared to December 31, 2025.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	March 31, 2026	December 31, 2025
Par value	$103,433	$89,188
Premiums	27	28
Discounts and concession fees[1]	(22)	(23)
Fair value hedging adjustments	(21)	56
Total	$103,417	$89,249
1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds increased $14.2 billion or 16 percent at March 31, 2026, when compared to December 31, 2025. We increased our utilization of bonds in an effort to capture attractive funding and/or meet our liquidity requirements. Fair value hedging adjustments changed $77 million at March 31, 2026, when compared to December 31, 2025, driven primarily by the interest rate environment.

For additional information on our consolidated obligations, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Capital

The following table summarizes information on our capital (dollars in millions):

	March 31, 2026	December 31, 2025
Capital stock	$7,286	$6,509
Retained earnings	3,887	3,797
Accumulated other comprehensive income (loss)	211	181
Total capital	$11,384	$10,487

Our capital increased $0.9 billion, or nine percent at March 31, 2026, when compared to December 31, 2025, primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for additional information on our capital.

Derivatives

    We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	March 31, 2026	December 31, 2025
Interest rate swaps
Non-callable	$177,438	$171,040
Callable by counterparty	20,169	14,872
Callable by the Bank	59	33
Total interest rate swaps	197,666	185,945
Forward settlement agreements	319	111
Mortgage loan purchase commitments	328	106
Total notional amount	$198,313	$186,162

The notional amount of our derivative contracts increased $12.2 billion, or seven percent, at March 31, 2026, when compared to December 31, 2025. The increase was primarily due to the utilization of interest rate swaps to hedge the growth in our balance sheet. During 2026, we increased our utilization of non-callable swaps on advances and consolidated obligations, and callable swaps on consolidated obligation bonds in an effort to capture attractive funding and/or meet our liquidity requirements. For additional discussion regarding our use of derivatives, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Derivatives” in our 2025 Form 10-K.

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the three months ended March 31, 2026, proceeds from the issuance of bonds and discount notes were $36.9 billion and $283.4 billion compared to $32.0 billion and $329.0 billion for the same period in 2025. During the three months ended March 31, 2026, although we increased our utilization of consolidated obligation bonds, we continued to issue discount notes in an effort to capture attractive funding and/or meet our liquidity requirements.

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of April 30, 2026, our consolidated obligations were rated AA+/A-1+ by S&P and Aa1/P-1 by Moody’s, with stable outlooks. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2025 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At March 31, 2026 and December 31, 2025, the total par value of outstanding consolidated obligations for which we are primarily liable was $188.7 billion and $174.4 billion. At March 31, 2026 and December 31, 2025, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we are jointly and severally liable was $1,015.7 billion and $977.4 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President and CEO or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of April 30, 2026, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

    We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the three months ended March 31, 2026, repayments of consolidated obligations totaled $305.8 billion compared to $357.6 billion for the same period in 2025.

During the three months ended March 31, 2026, advance disbursements (excluding daily reset advances) totaled $166.1 billion compared to $170.6 billion for the same period in 2025. Advance disbursements vary from period to period depending on member needs. During the three months ended March 31, 2026 and 2025, investment purchases (excluding overnight investments) totaled $1.6 billion and $1.4 billion.

We also use liquidity to purchase mortgage loans, redeem member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, pay expenses, and pay dividends.

LIQUIDITY REQUIREMENTS
We are subject to certain liquidity requirements set forth by the Finance Agency and maintain a liquidity contingency funding plan designed to enable us to meet our obligations and the liquidity needs of our members in the event of short-term capital market disruptions, or operational disruptions at our Bank and/or the Office of Finance. For additional details on these liquidity requirements, refer to our 2025 Form 10-K. Our primary liquidity requirement is discussed further below.

Liquidity Guidance AB – This guidance requires us to maintain sufficient liquidity for a period of 10 to 30 calendar days. The base case scenario requires 20 days of positive daily cash balances and assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including large, highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. At March 31, 2026 and December 31, 2025, we were in compliance with this base case liquidity guidance.
The Liquidity Guidance AB also specifies appropriate funding gap limits to address the risks associated with an FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of total assets. The guidance provides recommended maximum funding gap limits of negative 15 percent at the three-month horizon and negative 30 percent at the one-year horizon. At March 31, 2026 and December 31, 2025, we adhered to these funding gap requirements.

Capital

CAPITAL REQUIREMENTS

    We are subject to certain regulatory capital requirements imposed by the Finance Agency. At March 31, 2026 and December 31, 2025, we were in compliance with all Finance Agency regulatory capital requirements. Refer to “Item 1. Financial Statements — Note 9 — Capital” for information on our regulatory capital requirements.

CAPITAL STOCK
The capital stock requirements established in our Capital Plan are designed so that we can remain adequately capitalized as member activity changes. Our Board of Directors may make adjustments to the capital stock requirements within ranges established in our Capital Plan.

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	March 31, 2026	December 31, 2025
Commercial banks	$3,622	$3,036
Savings institutions	97	97
Credit unions	775	849
Insurance companies	2,790	2,526
CDFIs	2	1
Total GAAP capital stock	7,286	6,509
MRCS	72	30
Total regulatory capital stock	$7,358	$6,539

The increase in regulatory capital stock held at March 31, 2026, when compared to December 31, 2025, was due primarily to an increase in activity-based capital stock resulting from an increase in advance balances. For additional information on our capital stock, refer to “Item 1. Financial Statements — Note 9 — Capital.”

Retained Earnings
Our risk management policies outline a targeted level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this targeted level and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve this level of retained earnings. At March 31, 2026 and December 31, 2025, our actual retained earnings exceeded our targeted level of retained earnings.
We entered into a JCE Agreement with all of the other Federal Home Loan Banks in 2011. Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of our average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At both March 31, 2026 and December 31, 2025, our restricted retained earnings balance totaled $1.3 billion. One percent of our average balance of outstanding consolidated obligations for the three months ended March 31, 2026, was $1.9 billion.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended
	March 31,
	2026	2025
Aggregate cash dividends paid[1]	$146	$138
Effective combined annualized dividend rate paid on capital stock[2]	9.17%	9.14%
Annualized dividend rate paid on membership capital stock	6.00%	6.00%
Annualized dividend rate paid on activity-based capital stock	9.75%	9.75%
Average SOFR	3.66%	4.33%
1    Includes aggregate cash dividends paid during the period. Amount excludes cash dividends paid on MRCS. For financial reporting purposes, these dividends were recorded as interest expense on our Statements of Income.
2    Effective combined annualized dividend rate is paid on total capital stock, including MRCS.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of our critical accounting estimates, refer to our 2025 Form 10-K. There have been no material changes to our critical accounting estimates during the three months ended March 31, 2026.

For a discussion of recently adopted or issued accounting standards, refer to “Item 8. Financial Statements and Supplementary Data — Note 2 — Recently Adopted and Issued Accounting Guidance” in our 2025 Form 10-K.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Regulatory Environment

We are subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus, such as deregulation, by the current administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of our business operations, and could affect our financial condition, results of operations, and reputation. For example, the Finance Agency repealed the Fair Lending, Fair Housing, and Equitable Housing Finance Plans regulation applicable to the FHLBanks, effective March 9, 2026, citing the administration’s deregulatory priorities.

March 2026 Executive Orders. On March 13, 2026, the federal administration issued two executive orders that are relevant to the FHLBanks.

One executive order directs the Finance Agency and other federal financial regulators to consider measures to expand access to mortgage credit, including potential adjustments to capital requirements for mortgage-related exposures; modernization of collateral valuation and transfer systems between the Federal Reserve Banks and the FHLBanks; expansion of access to longer-dated FHLBank advances tied to residential mortgage assets; development of targeted FHLBank liquidity programs for entry-level housing, owner-occupied purchase loans, and small residential builders; acceleration of collateral boarding and valuation processes through standardized data and digital documentation; and refocusing the FHLBanks’ Affordable Housing Programs to support faster execution and greater financial leverage for small-scale and owner-occupied housing projects. This executive order also directs the Finance Agency and the Federal Reserve Board to consider authorizing the FHLBanks’ intermediate access to the Federal Reserve’s discount window for the FHLBanks’ depository institution members under standardized collateral, operational, and risk-management protocols. In addition, the executive order directs the Finance Agency and other federal agencies to consider standardizing the acceptance of e-notes and promoting digital mortgage standards. In addition, the Finance Agency, in consultation with other relevant federal agencies, is required to submit a report evaluating the efficiency of national housing finance markets and identifying potential regulatory or legislative recommendations to address any regulatory or oversight gaps.

The second executive order directs the Finance Agency and other federal agencies to consider reducing regulatory barriers to affordable housing construction, including by eliminating or reforming rules or programs that constrain residential development and affordability, particularly for affordable single-family homes.

While these executive orders could potentially affect our liquidity products, collateral and operational requirements, capital deployment, and housing-related initiatives, they do not, by themselves, change existing regulations or program requirements applicable to us and the other FHLBanks. The nature, timing, and scope of any resulting changes remain uncertain and subject to further Finance Agency action, such as rulemaking or guidance. We continue to monitor developments related to these executive orders and assess their potential effect on us and our members.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate nature and result of future regulatory actions and their ultimate effects on us and the FHLBank System. We continue to monitor these actions as they evolve and to evaluate their potential effect on us. For further discussion of related risks, see “Item 1A. Risk Factors” in our 2025 Form 10-K.

RISK MANAGEMENT

We have risk management policies, established by our Board of Directors, that allow us to monitor and control our exposure to various risks, including interest rate, liquidity, credit, operational, model, information security, legal, regulatory and compliance, strategic, and reputational, as well as capital adequacy. Our primary risk management objective is to manage our assets and liabilities in ways that ensure liquidity is available to our members and protect the par redemption value of our capital stock. We periodically evaluate our risk management policies in order to respond to changes in our financial position and general market conditions. The following sections outline our interest rate and credit risks. For additional details on all other risks noted above, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in our 2025 Form 10-K.
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

We monitor and manage to MVE policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. At March 31, 2026 and December 31, 2025, our base case MVE was $11.5 billion and $10.7 billion, and the increase between periods was primarily due to higher asset balances and increased invested capital, specifically activity-based capital stock. At March 31, 2026 and December 31, 2025, we were in compliance with all MVE policy limits.

MVCS represents our MVE divided by the total outstanding shares of our capital stock (including MRCS). To ensure we remain adequately capitalized, we must ensure our MVCS remains at or above our $100 par value. Our base case MVCS was $156.5 at March 31, 2026, compared to $163.1 at December 31, 2025. The decrease in our base case MVCS was primarily attributable to the issuance of activity-based capital stock at par value, which was below the MVCS value at the time of issuance.

For more information on this risk measure, including policy limits, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk — Market Value of Equity” in our 2025 Form 10-K.

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

We monitor and manage to policy limits, which are based on the spread between our projected AROCS and average SOFR in parallel and non-parallel interest rate change scenarios. Additionally, there is a limit on the decline in projected AROCS from base case AROCS for certain basis shock scenarios to limit basis risk exposure. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. We were in compliance with all projected 24-month income policy limits at March 31, 2026 and December 31, 2025.

For more information on this risk measure, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk — Projected 24-Month Income” in our 2025 Form 10-K.

CAPITAL ADEQUACY

An adequate capital position is necessary for facilitating safe and sound business operations, protecting the redemption value of our capital stock, maintaining regulatory capital ratios, and supporting our ability to pay dividends and redeem excess capital stock. To ensure capital adequacy, we maintain a targeted level of retained earnings to achieve business imperatives and cover unexpected losses. Our key capital adequacy measures are regulatory capital and targeted retained earnings in order to maintain capital levels in accordance with Finance Agency regulations. For additional information on our compliance with regulatory capital requirements, refer to “Item 1. Financial Statements — Note 9 — Capital.” For additional information on our targeted retained earnings, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Retained Earnings.”

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

ADVANCES

    We manage our credit exposure to advances through a lending policy that provides for an established credit limit for each borrower, ongoing reviews of each borrower’s financial condition and ability to repay, and detailed collateral and lending policies. During the three months ended March 31, 2026, we did not incur any credit loss on any of our advances, and management believes that it has adequate policies and procedures in place to manage our credit risk on advances effectively.

At March 31, 2026 and December 31, 2025, borrowers pledged $441.7 billion and $442.4 billion of collateral (net of applicable discounts) to support activity with us, including advances. At March 31, 2026 and December 31, 2025, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

We evaluate advances for credit losses on a quarterly basis. We have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of March 31, 2026 and December 31, 2025. Refer to “Item 8. Financial Statements and Supplementary Data — Note 5 — Advances” in our 2025 Form 10-K for additional information on our collateral management and allowance for credit losses.

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

We manage the credit risk on mortgage loans by (i) adhering to our underwriting standards, (ii) using agreements to establish credit risk sharing responsibilities with our PFIs, and (iii) monitoring the performance of the mortgage loan portfolio and creditworthiness of PFIs. Management believes that it has adequate policies and procedures in place to manage credit risk on mortgage loans effectively. Refer to “Item 1. Financial Statements — Note 5 — Mortgage Loans Held for Portfolio” for additional information on the payment status of our conventional mortgage loans and “Item 8. Financial Statements and Supplementary Data — Note 6 — Mortgage Loans Held for Portfolio” in our 2025 Form 10-K for more information on our allowance for credit losses.

INVESTMENTS

    We are subject to credit risk on investments consisting of investment securities, interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold. To minimize credit risk on investments, we are prohibited by
Finance Agency regulations from investing in certain types of investments. We also seek to reduce the credit risk by investing in investment-quality securities.

In addition, Finance Agency regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Investments” in our 2025 Form 10-K for additional information on these regulatory limits, risk mitigation efforts, and allowance for credit losses.

At March 31, 2026, our unsecured short-term investment exposure consisted of overnight interest-bearing deposits and federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile (dollars in millions):

	March 31, 2026
	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
Domestic	$1,390	$3,160	$4,550
U.S. branches and agency offices of foreign commercial banks
Australia	1,450	—	1,450
Canada	—	2,450	2,450
France	—	100	100
Netherlands	—	650	650
Total U.S. branches and agency offices of foreign commercial banks	1,450	3,200	4,650
Total unsecured short-term investment exposure	$2,840	$6,360	$9,200
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

Investment Ratings

The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	March 31, 2026
	Credit Rating[1]
	AAA	AA	A	Unrated	Total
Interest-bearing deposits[2]	$—	$1,393	$3,160	$—	$4,553
Securities purchased under agreements to resell[3]	—	1,250	3,700	11,490	16,440
Federal funds sold	—	1,450	3,200	—	4,650
Investment securities:
MBS
GSE single-family	—	492	—	—	492
GSE multifamily	—	20,578	—	—	20,578
U.S. obligations single-family[4]	—	5,886	—	—	5,886
Private-label residential	—	—	—	2	2
Total MBS	—	26,956	—	2	26,958
Non-MBS
U.S. Treasury obligations[4]	—	5,914	—	—	5,914
Other U.S. obligations[4]	—	60	—	—	60
GSE and TVA obligations	—	478	—	—	478
State or local housing agency obligations	293	140	—	—	433
Other[5]	94	19	—	—	113
Total non-MBS	387	6,611	—	—	6,998
Total investments	$387	$37,660	$10,060	$11,492	$59,599
1    Represents either the lowest credit rating available for each investment based on an NRSRO, or the guarantor credit rating, if applicable. In instances where an NRSRO rating or guarantor rating is not available for the investment, the investment is classified as unrated.
2    Balance includes $3 million of interest-bearing deposits with another FHLBank. These investments are rated AA, based on the credit rating of the FHLBank System.
3    Although a portion of the securities purchased under agreements to resell is with unrated counterparties, the underlying collateral supporting these investments is investment grade.
4    Represents investment securities backed by the full faith and credit of the U.S. Government.
5    Consists of taxable municipal bonds.

DERIVATIVES

The following table shows our derivative counterparty credit exposure (dollars in millions):

	March 31, 2026
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Non-cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A2	$3,022	$16	$(16)	$—	$—
BBB[2]	1,286	8	(8)	—	—
Liability positions with credit exposure
Uncleared derivatives
A	8,363	(6)	9	—	3
BBB	5,166	(4)	8	—	4
Cleared derivatives[3]	175,713	(63)	1	1,613	1,551
Total derivative positions with credit exposure to non-member counterparties	193,550	(49)	(6)	1,613	1,558
Member institutions[2,4]	114	—	—	—	—
Total	193,664	$(49)	$(6)	$1,613	$1,558
Derivative positions without credit exposure	4,649
Total notional	$198,313
1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.
2    Net credit exposure is less than $1 million.
3    Represents derivative transactions cleared with CME Clearing and LCH Ltd., our clearinghouses. CME Clearing is not rated, but its parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by S&P at March 31, 2026. LCH Ltd. was rated AA- by S&P at March 31, 2026.
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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various pending legal proceedings arising in the normal course of business. We are not currently aware of any pending or threatened legal proceedings to which we are a party that we believe could have a material impact on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2025 Form 10-K. There have been no material changes to our risk factors during the three months ended March 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective December 8, 2021[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended and approved by the Federal Housing Finance Agency on May 31, 2015[3]
10.1	Federal Home Loan Bank of Des Moines Executive Incentive Plan, effective January 1, 2026[4]
10.2	2026 Director Fee Policy, effective January 1, 2026[5]
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
1    Incorporated by reference from our Form 8-K filed with the SEC on June 1, 2015 (Commission File No. 000-51999).
2    Incorporated by reference from our Form 10-K filed with the SEC on March 7, 2025 (Commission File No. 000-51999).
3    Incorporated by reference from our Form 10-K filed with the SEC on March 7, 2024 (Commission File No. 000-51999).
4    Incorporated by reference from our Form 8-K filed with the SEC on February 25, 2026 (Commission File No. 000-51999).
5    Incorporated by reference from our Form 8-K filed with the SEC on November 7, 2025 (Commission File No. 000-51999).

Glossary of Terms

2025 Form 10-K: The Bank’s 2025 Annual Report on Form 10-K filed with the SEC on March 10, 2026
AB: Advisory Bulletin
AFS: Available-for-Sale
AHP: Affordable Housing Program
AOCI: Accumulated Other Comprehensive Income (Loss)
AROCS: Adjusted Return on Capital Stock
Capital Stock AB: Finance Agency Advisory Bulletin on Capital Stock 2019-03
CDFI: Community Development Financial Institution
CEO: Chief Executive Officer
CFO: Chief Financial Officer
CFTC: U.S. Commodity Futures Trading Commission
Exchange Act: Securities Exchange Act of 1934, as amended
FHLBank Act: Federal Home Loan Bank Act of 1932
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

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	May 7, 2026

By:	/s/ Kristina K. Williams
Kristina K. Williams President and Chief Executive Officer

By:	/s/ James G. Livingston
James G. Livingston Chief Financial Officer (Principal Financial and Accounting Officer)