Form 10-Q
period 2026-06-30
Federal Home Loan Bank of Des Moines
filed 2026-08-07
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2026
Class B Stock, par value $100	78,539,315

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars in millions, except capital stock par value)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$58	$44
Interest-bearing deposits	5,213	3,726
Securities purchased under agreements to resell	19,300	17,090
Federal funds sold	12,050	5,930
Investment securities (Note 3)
Trading securities (includes $1,515 and $1,390 pledged as collateral that may be repledged)	6,067	6,303
Available-for-sale securities (amortized cost of $28,478 and $27,336)	28,775	27,519
Held-to-maturity securities (fair value of $415 and $452)	413	447
Total investment securities	35,255	34,269
Advances (Note 4)	124,489	110,230
Mortgage loans held for portfolio, net of allowance for credit losses of $6 and $6 (Note 5)	15,518	14,540
Accrued interest receivable	508	461
Derivative assets, net (Note 6)	88	80
Other assets, net	140	129
TOTAL ASSETS	$212,619	$186,499
LIABILITIES
Deposits (Note 7)
Interest-bearing	$1,162	$970
Non-interest-bearing	177	177
Total deposits	1,339	1,147
Consolidated obligations (Note 8)
Discount notes (includes $4,755 and $17,382 at fair value held under fair value option)	97,342	84,620
Bonds	100,762	89,249
Total consolidated obligations	198,104	173,869
Mandatorily redeemable capital stock	59	30
Accrued interest payable	677	589
Affordable Housing Program payable	307	301
Derivative liabilities, net (Note 6)	7	3
Other liabilities	635	73
TOTAL LIABILITIES	201,128	176,012
Commitments and contingencies (Note 11)
CAPITAL (Note 9)
Capital stock - Class B putable ($100 par value); 72,227,559 and 65,090,978 issued and outstanding shares	7,223	6,509
Retained earnings
Unrestricted	2,621	2,543
Restricted	1,352	1,254
Total retained earnings	3,973	3,797
Accumulated other comprehensive income (loss)	295	181
TOTAL CAPITAL	11,491	10,487
TOTAL LIABILITIES AND CAPITAL	$212,619	$186,499

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
INTEREST INCOME
Advances	$1,405	$1,284	$2,696	$2,470
Prepayment fees on advances, net	1	2	3	3
Interest-bearing deposits	46	48	87	101
Securities purchased under agreements to resell	148	118	314	229
Federal funds sold	67	137	145	277
Trading securities	60	55	119	93
Available-for-sale securities	310	345	632	684
Held-to-maturity securities	4	8	9	17
Mortgage loans held for portfolio	179	144	352	278
Total interest income	2,220	2,141	4,357	4,152
INTEREST EXPENSE
Consolidated obligations - Discount notes	930	595	1,818	1,291
Consolidated obligations - Bonds	941	1,244	1,855	2,301
Deposits	9	12	17	22
Mandatorily redeemable capital stock	1	1	3	1
Total interest expense	1,881	1,852	3,693	3,615
NET INTEREST INCOME	339	289	664	537
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(42)	22	(91)	69
Net gains (losses) on financial instruments held under fair value option	—	7	6	27
Net gains (losses) on derivatives	44	(24)	90	(59)
Other, net	15	11	23	20
Total other income (loss)	17	16	28	57
OTHER EXPENSE
Compensation and benefits	20	20	41	42
Contractual services	7	6	14	13
Professional fees	3	4	6	7
Other operating expenses	6	6	12	11
Voluntary housing and community contributions	30	43	55	55
Federal Housing Finance Agency	4	4	7	8
Office of Finance	2	1	6	4
Other, net	5	6	10	11
Total other expense	77	90	151	151
NET INCOME BEFORE ASSESSMENTS	279	215	541	443
Affordable Housing Program assessments	28	21	54	44
NET INCOME	$251	$194	$487	$399

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$251	$194	$487	$399
Other comprehensive income (loss)
Net change in fair value of available-for-sale securities	84	(93)	114	(23)
Total other comprehensive income (loss)	84	(93)	114	(23)
TOTAL COMPREHENSIVE INCOME (LOSS)	$335	$101	$601	$376

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, MARCH 31, 2025	57	$5,730	$2,439	$1,119	$3,558	$41	$9,329
Comprehensive income (loss)	—	—	155	39	194	(93)	101
Proceeds from issuance of capital stock	34	3,369	—	—	—	—	3,369
Repurchases/redemptions of capital stock	(23)	(2,351)	—	—	—	—	(2,351)
Net stock reclassified (to) from mandatorily redeemable capital stock	(1)	(88)	—	—	—	—	(88)
Cash dividends on capital stock	—	—	(135)	—	(135)	—	(135)
BALANCE, JUNE 30, 2025	67	$6,660	$2,459	$1,158	$3,617	$(52)	$10,225

BALANCE, MARCH 31, 2026	73	$7,286	$2,585	$1,302	$3,887	$211	$11,384
Comprehensive income (loss)	—	—	201	50	251	84	335
Proceeds from issuance of capital stock	40	4,019	—	—	—	—	4,019
Repurchases/redemptions of capital stock	(41)	(4,082)	—	—	—	—	(4,082)
Cash dividends on capital stock	—	—	(165)	—	(165)	—	(165)
BALANCE, JUNE 30, 2026	72	$7,223	$2,621	$1,352	$3,973	$295	$11,491

BALANCE, DECEMBER 31, 2024	60	$5,989	$2,413	$1,078	$3,491	$(29)	$9,451
Comprehensive income (loss)	—	—	319	80	399	(23)	376
Proceeds from issuance of capital stock	54	5,395	—	—	—	—	5,395
Repurchases/redemptions of capital stock	(46)	(4,635)	—	—	—	—	(4,635)
Net stock reclassified (to) from mandatorily redeemable capital stock	(1)	(89)	—	—	—	—	(89)
Cash dividends on capital stock	—	—	(273)	—	(273)	—	(273)
BALANCE, JUNE 30, 2025	67	$6,660	$2,459	$1,158	$3,617	$(52)	$10,225

BALANCE, DECEMBER 31, 2025	65	$6,509	$2,543	$1,254	$3,797	$181	$10,487
Comprehensive income (loss)	—	—	389	98	487	114	601
Proceeds from issuance of capital stock	81	8,100	—	—	—	—	8,100
Repurchases/redemptions of capital stock	(73)	(7,333)	—	—	—	—	(7,333)
Net stock reclassified (to) from mandatorily redeemable capital stock	(1)	(53)	—	—	—	—	(53)
Cash dividends on capital stock	—	—	(311)	—	(311)	—	(311)
BALANCE, JUNE 30, 2026	72	$7,223	$2,621	$1,352	$3,973	$295	$11,491

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$487	$399
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization/(accretion)	101	(806)
Net (gains) losses on trading securities	91	(69)
Net (gains) losses on financial instruments held under fair value option	(6)	(27)
Net change in derivatives and hedging activities	713	(1,317)
Other adjustments, net	10	6
Net change in:
Accrued interest receivable	(178)	(193)
Other assets	(4)	(5)
Accrued interest payable	88	174
Other liabilities	3	(14)
Total adjustments	818	(2,251)
Net cash provided by (used in) operating activities	1,305	(1,852)
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(1,495)	1,487
Securities purchased under agreements to resell	(2,210)	(1,810)
Federal funds sold	(6,120)	(4,202)
Trading securities
Proceeds from sales	1,546	347
Proceeds from maturities and paydowns	3	3
Purchases	(1,404)	(1,896)
Available-for-sale securities
Proceeds from maturities and paydowns	732	1,260
Purchases	(1,466)	(2,815)
Held-to-maturity securities
Proceeds from maturities and paydowns	34	38
Advances
Repaid	332,247	378,772
Originated	(347,085)	(392,927)
Mortgage loans held for portfolio
Principal collected	993	580
Purchased	(1,989)	(1,890)
Other investing activities, net	(9)	(1)
Net cash provided by (used in) investing activities	(26,223)	(23,054)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
FINANCING ACTIVITIES
Net change in deposits	201	210
Net proceeds (payments) on derivative contracts with financing elements	—	2
Net proceeds from issuance of consolidated obligations
Discount notes	623,561	784,560
Discount notes transferred from other FHLBanks	986	—
Bonds	61,584	62,731
Payments for maturing and retiring consolidated obligations
Discount notes	(611,886)	(792,444)
Bonds	(49,946)	(30,587)
Proceeds from issuance of capital stock	8,100	5,395
Payments for repurchases/redemptions of capital stock	(7,333)	(4,635)
Payments for repurchases/redemptions of mandatorily redeemable capital stock	(24)	(64)
Cash dividends paid	(311)	(273)
Net cash provided by (used in) financing activities	24,932	24,895
Net increase (decrease) in cash and due from banks	14	(11)
Cash and due from banks at beginning of the period	44	41
Cash and due from banks at end of the period	$58	$30

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$3,572	$4,314
Affordable Housing Program disbursements, net	54	44
Voluntary housing and community investment disbursements	43	45
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	131	142
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	53	89
Traded but not settled investment security purchases	567	301

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

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the six months ended June 30, 2026. Descriptions of all significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data — Note 1 — Summary of Significant Accounting Policies” in the 2025 Form 10-K.

Note 2 — Recently Adopted and Issued Accounting Guidance

The Bank did not adopt any new accounting standards or update any conclusions related to recently issued accounting standards during the six months ended June 30, 2026. Accounting standards recently adopted and issued are included in “Item 8. Financial Statements and Supplementary Data — Note 2 — Recently Adopted and Issued Accounting Guidance” in the 2025 Form 10-K.

Note 3 — Investments

The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold. The Bank also makes other investments in debt securities, which are classified as either trading, AFS, or HTM.

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	June 30, 2026	December 31, 2025
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$5,874	$6,104
Other U.S. obligations[1]	54	57
GSE and Tennessee Valley Authority obligations	46	48
Other[2]	93	94
Total fair value	$6,067	$6,303
1    Represents investment securities backed by the full faith and credit of the U.S. Government.
2    Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

The following table summarizes the components of “Net gains (losses) on trading securities” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net unrealized gains (losses) on trading securities held at period-end	$(41)	$19	$(91)	$63
Net gains (losses) on trading securities no longer held at period-end	(1)	3	—	6
Net gains (losses) on trading securities	$(42)	$22	$(91)	$69

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	June 30, 2026
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$4	$—	$—	$4
GSE and Tennessee Valley Authority obligations	276	28	—	304
State or local housing agency obligations	454	2	(2)	454
Other[3]	18	1	—	19
Total non-mortgage-backed securities	752	31	(2)	781
Mortgage-backed securities
U.S. obligations single-family[2]	6,759	48	—	6,807
GSE single-family	199	1	—	200
GSE multifamily	20,768	234	(15)	20,987
Total mortgage-backed securities	27,726	283	(15)	27,994
Total	$28,478	$314	$(17)	$28,775

	December 31, 2025
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$14	$—	$—	$14
GSE and Tennessee Valley Authority obligations	280	30	—	310
State or local housing agency obligations	369	2	(1)	370
Other[3]	18	1	—	19
Total non-mortgage-backed securities	681	33	(1)	713
Mortgage-backed securities
U.S. obligations single-family[2]	5,683	25	(1)	5,707
GSE single-family	217	1	(1)	217
GSE multifamily	20,755	152	(25)	20,882
Total mortgage-backed securities	26,655	178	(27)	26,806
Total	$27,336	$211	$(28)	$27,519
1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $89 million at both June 30, 2026 and December 31, 2025.
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

	June 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$—	$—	$2	$—	$2	$—
State or local housing agency obligations	108	(1)	147	(1)	255	(2)
Total non-mortgage-backed securities	108	(1)	149	(1)	257	(2)
Mortgage-backed securities
U.S. obligations single-family[1]	129	—	98	—	227	—
GSE single-family	6	—	56	—	62	—
GSE multifamily	508	(3)	1,938	(12)	2,446	(15)
Total mortgage-backed securities	643	(3)	2,092	(12)	2,735	(15)
Total	$751	$(4)	$2,241	$(13)	$2,992	$(17)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$7	$—	$3	$—	$10	$—
State or local housing agency obligations	82	(1)	123	—	205	(1)
Total non-mortgage-backed securities	89	(1)	126	—	215	(1)
Mortgage-backed securities
U.S. obligations single-family[1]	181	—	488	(1)	669	(1)
GSE single-family	—	—	71	(1)	71	(1)
GSE multifamily	216	—	3,831	(25)	4,047	(25)
Total mortgage-backed securities	397	—	4,390	(27)	4,787	(27)
Total	$486	$(1)	$4,516	$(27)	$5,002	$(28)
1    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	June 30, 2026		December 31, 2025
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$2	$2	$11	$11
Due after one year through five years	44	46	47	49
Due after five years through ten years	349	355	224	227
Due after ten years	357	378	399	426
Total non-mortgage-backed securities	752	781	681	713
Mortgage-backed securities	27,726	27,994	26,655	26,806
Total	$28,478	$28,775	$27,336	$27,519

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	June 30, 2026
	Amortized Cost[1]	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$124	$7	$(1)	$130
State or local housing agency obligations	17	—	—	17
Total non-mortgage-backed securities	141	7	(1)	147
Mortgage-backed securities
U.S. obligations single-family[2]	1	—	—	1
GSE single-family	269	—	(4)	265
Private-label	2	—	—	2
Total mortgage-backed securities	272	—	(4)	268
Total	$413	$7	$(5)	$415

	December 31, 2025
	Amortized Cost[1]	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$124	$8	$—	$132
State or local housing agency obligations	21	1	—	22
Total non-mortgage-backed securities	145	9	—	154
Mortgage-backed securities
U.S. obligations single-family[2]	1	—	—	1
GSE single-family	299	—	(4)	295
Private-label	2	—	—	2
Total mortgage-backed securities	302	—	(4)	298
Total	$447	$9	$(4)	$452
1    Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $2 million at both June 30, 2026 and December 31, 2025.
2    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	June 30, 2026		December 31, 2025
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$—	$—	$3	$3
Due after one year through five years	33	33	27	28
Due after five years through ten years	89	94	69	74
Due after ten years	19	20	46	49
Total non-mortgage-backed securities	141	147	145	154
Mortgage-backed securities	272	268	302	298
Total	$413	$415	$447	$452

Note 4 — Advances

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	June 30, 2026		December 31, 2025
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Due in one year or less	$66,327	3.81	$53,895	3.87
Due after one year through two years	15,840	3.90	14,770	3.84
Due after two years through three years	13,851	4.06	15,574	4.12
Due after three years through four years	12,221	3.87	11,013	3.93
Due after four years through five years	10,137	4.12	9,511	4.12
Thereafter	6,640	4.22	5,415	4.27
Total par value	125,016	3.90%	110,178	3.95%
Premiums	1		2
Discounts	(27)		(22)
Fair value hedging adjustments	(501)		72
Total	$124,489		$110,230
1    Excludes accrued interest receivable of $223 million and $192 million at June 30, 2026 and December 31, 2025.

The following table summarizes advances by year of redemption term or next call date for callable advances (dollars in millions):

	Redemption Term or Next Call Date
	June 30, 2026	December 31, 2025
Due in one year or less	$77,392	$63,698
Due after one year through two years	14,562	13,315
Due after two years through three years	11,632	13,455
Due after three years through four years	9,126	7,976
Due after four years through five years	5,705	6,361
Thereafter	6,599	5,373
Total par value	$125,016	$110,178

ADVANCE CONCENTRATIONS

The Bank’s advances are primarily concentrated in commercial banks and insurance companies. The following table summarizes advances outstanding to members exceeding 10 percent of total advances outstanding at June 30, 2026 (dollars in millions):

	Amount	% of Total Advances
Athene Annuity and Life Company	$27,695	22%
Wells Fargo Bank, N.A.	22,000	18

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates advances for credit losses on a quarterly basis. At June 30, 2026 and December 31, 2025, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. The Bank considers an advance past due if a default of contractual principal or interest exists for a period of 30 days or more. In addition, there were no modifications related to advances resulting from a borrower experiencing financial difficulties during the six months ended June 30, 2026 and 2025. The Bank has never experienced a credit loss on its advances. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on its advances at June 30, 2026 and December 31, 2025. For additional information on the Bank’s allowance methodology, including eligible collateral types, see “Item 8. Financial Statements and Supplementary Data — Note 5 — Advances” in the 2025 Form 10-K.

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

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	June 30, 2026	December 31, 2025
Fixed rate, long-term[1] single-family mortgage loans	$14,522	$13,549
Fixed rate, medium-term[2] single-family mortgage loans	930	904
Total unpaid principal balance	15,452	14,453
Premiums	157	156
Discounts	(73)	(54)
Basis adjustments from mortgage loan purchase commitments	(12)	(9)
Total mortgage loans held for portfolio[3]	15,524	14,546
Allowance for credit losses	(6)	(6)
Total mortgage loans held for portfolio, net	$15,518	$14,540
1    Long-term is defined as an original term of greater than 15 years and up to 30 years.
2    Medium-term is defined as an original term of 15 years or less.
3    Excludes accrued interest receivable of $114 million and $107 million at June 30, 2026 and December 31, 2025.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	June 30, 2026	December 31, 2025
Conventional mortgage loans	$15,109	$14,097
Government-guaranteed or -insured mortgage loans	343	356
Total unpaid principal balance	$15,452	$14,453
PAYMENT STATUS OF MORTGAGE LOANS

Amounts past due 30 days or more on conventional mortgage loans at June 30, 2026 and December 31, 2025 totaled $128 million and $146 million, and are based on amortized cost, which excludes accrued interest receivable. The serious delinquency rate of conventional mortgage loans as a percentage of total mortgage loans at both June 30, 2026 and December 31, 2025 was less than one percent. Seriously delinquent loans include all loans that are 90 days or more past due and in the process of foreclosure.

Note 6 — Derivatives and Hedging Activities
The following table summarizes the Bank’s notional amount, fair value of derivative instruments, and total derivative assets and liabilities (dollars in millions):

	June 30, 2026			December 31, 2025
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$201,901	$265	$52	$162,769	$237	$29
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	10,617	4	—	23,176	3	—
Interest rate caps or floors	1	—	—	—	—	—
Forward settlement agreements	130	—	—	111	—	—
Mortgage loan purchase commitments	127	—	—	106	—	—
Total derivatives not designated as hedging instruments	10,875	4	—	23,393	3	—
Total derivatives before netting and collateral adjustments	$212,776	269	52	$186,162	240	29
Netting adjustments and cash collateral[1]		(181)	(45)		(160)	(26)
Total derivative assets and derivative liabilities		$88	$7		$80	$3
1     Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral, including accrued interest, held or placed with the same clearing agent and/or counterparty. At June 30, 2026 and December 31, 2025, cash collateral, including accrued interest, posted by the Bank was $12 million and $3 million. At June 30, 2026 and December 31, 2025, the Bank held cash collateral, including accrued interest, from clearing agents or counterparties of $148 million and $137 million.
The following tables summarize the net gains (losses) on qualifying fair value hedging relationships and the amortization of basis adjustments on discontinued fair value hedging relationships recorded in net interest income, including the net interest settlements on derivatives, as well as total income (expense) by hedged product recorded on the Statements of Income (dollars in millions):

	For the Three Months Ended June 30, 2026
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,406	$310	$(930)	$(941)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$372	$222	$(15)	$(33)
Hedged items[3]	(335)	(209)	17	49
Net gains (losses) on fair value hedging relationships	$37	$13	$2	$16

	For the Three Months Ended June 30, 2025
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,286	$345	$(595)	$(1,244)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(157)	$(183)	$—	$15
Hedged items[3]	282	233	—	(23)
Net gains (losses) on fair value hedging relationships	$125	$50	$—	$(8)
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
3    Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

	For the Six Months Ended June 30, 2026
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$2,699	$632	$(1,818)	$(1,855)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$649	$341	$(30)	$(100)
Hedged items[3]	(573)	(299)	42	126
Net gains (losses) on fair value hedging relationships	$76	$42	$12	$26

	For the Six Months Ended June 30, 2025
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$2,473	$684	$(1,291)	$(2,301)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(498)	$(517)	$—	$64
Hedged items[3]	743	617	—	(77)
Net gains (losses) on fair value hedging relationships	$245	$100	$—	$(13)
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
3    Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following tables summarize cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	June 30, 2026
	Advances	AFS Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$62,503	$20,102	$89,990	$26,706
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(497)	$(617)	$(26)	$(70)
Basis adjustments for discontinued hedging relationships included in amortized cost	(4)	(40)	—	—
Total amount of fair value hedging adjustments	$(501)	$(657)	$(26)	$(70)

	December 31, 2025
	Advances	AFS Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$58,516	$19,983	$61,439	$20,546
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$82	$(315)	$17	$56
Basis adjustments for discontinued hedging relationships included in amortized cost	(10)	(42)	—	—
Total amount of fair value hedging adjustments	$72	$(357)	$17	$56
1    Represents the portion of amortized cost designated as a hedged item in an active or discontinued fair value hedging relationship. Amortized cost includes fair value hedging adjustments.

The following table summarizes the components of “Net gains (losses) on derivatives” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$43	$(23)	$86	$(76)
Forward settlement agreements	—	—	3	(2)
Mortgage loan purchase commitments	—	—	(3)	2
Net interest settlements	1	(1)	4	17
Net gains (losses) on derivatives	$44	$(24)	$90	$(59)

The following tables present the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	June 30, 2026
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral Not Offset - Can be Sold or Repledged	Net Amount[3]
Derivative Assets
Uncleared derivatives	$177	$(177)	$—	$—	$—	$—
Cleared derivatives	92	(4)	—	88	—	88
Total	$269	$(181)	$—	$88	$—	$88
Derivative Liabilities
Uncleared derivatives	$48	$(41)	$—	$7	$—	$7
Cleared derivatives	4	(4)	—	—	—	—
Total	$52	$(45)	$—	$7	$—	$7

	December 31, 2025
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral Not Offset - Can be Sold or Repledged	Net Amount[3]
Derivative Assets
Uncleared derivatives	$159	$(158)	$—	$1	$—	$1
Cleared derivatives	81	(2)	—	79	—	79
Total	$240	$(160)	$—	$80	$—	$80
Derivative Liabilities
Uncleared derivatives	$27	$(24)	$—	$3	$—	$3
Cleared derivatives	2	(2)	—	—	—	—
Total	$29	$(26)	$—	$3	$—	$3
1    Represents derivative assets and derivative liabilities prior to netting adjustments and cash collateral, including accrued interest.
2    Represents mortgage loan purchase commitments not subject to enforceable master netting requirements.
3    Any over-collateralization at an individual clearing agent and/or counterparty level is not included in the determination of the net amount. At June 30, 2026 and December 31, 2025, the Bank had additional net credit exposure of $1.5 billion and $1.4 billion due to instances where the Bank’s non-cash collateral to a counterparty exceeded the Bank’s net derivative position.

Note 7 — Deposits
The Bank offers demand and overnight deposits as well as short-term interest-bearing deposits to members and qualifying non-members.
The following table details the Bank’s interest-bearing and non-interest-bearing deposits (dollars in thousands):

	June 30, 2026	December 31, 2025
Interest-bearing
Demand and overnight	$1,136	$960
Term	26	10
Non-interest-bearing
Demand	177	177
Total	$1,339	$1,147

Note 8 — Consolidated Obligations

    Consolidated obligations consist of bonds and discount notes. Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At June 30, 2026 and December 31, 2025, the total par value of outstanding consolidated obligations of the FHLBanks was $1,330.8 billion and $1,151.8 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	June 30, 2026		December 31, 2025
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$98,284	3.59%	$85,186	3.76%
Discounts and concessions[1]	(914)		(586)
Fair value hedging adjustments	(26)		17
Fair value option adjustments	(2)		3
Total	$97,342		$84,620
1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	June 30, 2026		December 31, 2025
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$57,222	3.68%	$38,808	3.76%
Due after one year through two years	24,724	3.78	32,347	3.84
Due after two years through three years	3,306	4.08	3,577	4.11
Due after three years through four years	2,946	3.25	3,351	3.71
Due after four years through five years	3,337	3.87	2,399	3.44
Thereafter	9,291	4.55	8,706	4.52
Total par value	100,826	3.79%	89,188	3.87%
Premiums	27		28
Discounts and concessions[1]	(21)		(23)
Fair value hedging adjustments	(70)		56
Total	$100,762		$89,249
1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	June 30, 2026	December 31, 2025
Non-callable or non-putable	$50,008	$37,814
Callable	50,818	51,374
Total par value	$100,826	$89,188

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

Year of Contractual Maturity or Next Call Date	June 30, 2026	December 31, 2025
Due in one year or less	$91,757	$79,984
Due after one year through two years	4,034	3,609
Due after two years through three years	2,581	2,901
Due after three years through four years	1,407	1,594
Due after four years through five years	631	685
Thereafter	416	415
Total par value	$100,826	$89,188
The following table summarizes the Bank’s bonds by interest rate payment terms (dollars in millions):

	June 30, 2026	December 31, 2025
Fixed rate	$41,872	$34,962
Simple variable rate	58,954	54,226
Total par value	$100,826	$89,188

Note 9 — Capital

The Bank is subject to three regulatory capital requirements. In addition, the Capital Stock AB requires each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets. The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	June 30, 2026		December 31, 2025
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$2,057	$11,255	$1,878	$10,336
Regulatory capital[1]	$8,505	$11,255	$7,460	$10,336
Leverage capital	$10,631	$16,882	$9,325	$15,504
Capital-to-assets ratio	4.00%	5.29%	4.00%	5.54%
Capital stock-to-assets ratio	2.00%	3.61%	2.00%	3.38%
Leverage ratio	5.00%	7.94%	5.00%	8.31%
1     Total regulatory capital includes Class B stock (including MRCS) and retained earnings.

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At June 30, 2026 and December 31, 2025, the Bank had no excess capital stock outstanding.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in AOCI (dollars in millions):

Total AOCI
Balance, March 31, 2025	$41
Net change in fair value of AFS securities	(93)
Balance, June 30, 2025	$(52)

Balance, March 31, 2026	$211
Net change in fair value of AFS securities	84
Balance, June 30, 2026	$295

Balance, December 31, 2024	$(29)
Net change in fair value of AFS securities	(23)
Balance, June 30, 2025	$(52)

Balance, December 31, 2025	$181
Net change in fair value of AFS securities	114
Balance, June 30, 2026	$295

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

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments (dollars in millions).

	June 30, 2026
		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$58	$58	$—	$—	$—	$58
Interest-bearing deposits	5,213	—	5,213	—	—	5,213
Securities purchased under agreements to resell	19,300	—	19,300	—	—	19,300
Federal funds sold	12,050	—	12,050	—	—	12,050
Trading securities	6,067	—	6,067	—	—	6,067
Available-for-sale securities	28,775	—	28,775	—	—	28,775
Held-to-maturity securities	413	—	413	2	—	415
Advances	124,489	—	124,606	—	—	124,606
Mortgage loans held for portfolio, net	15,518	—	14,864	45	—	14,909
Accrued interest receivable	508	—	508	—	—	508
Derivative assets, net	88	—	269	—	(181)	88
Other assets	54	54	—	—	—	54
Liabilities
Deposits	(1,339)	—	(1,339)	—	—	(1,339)
Consolidated obligations
Discount notes[2]	(97,342)	—	(97,318)	—	—	(97,318)
Bonds	(100,762)	—	(100,142)	—	—	(100,142)
Total consolidated obligations	(198,104)	—	(197,460)	—	—	(197,460)
MRCS	(59)	(59)	—	—	—	(59)
Accrued interest payable	(677)	—	(677)	—	—	(677)
Derivative liabilities, net	(7)	—	(52)	—	45	(7)
1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.
2    Includes $4.8 billion of consolidated obligation discount notes recorded under fair value option at June 30, 2026.

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

FAIR VALUE ON A RECURRING AND NON-RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	June 30, 2026
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Recurring fair value measurements
Assets
Trading securities
U.S. Treasury obligations	$—	$5,874	$—	$—	$5,874
Other U.S. obligations	—	54	—	—	54
GSE and TVA obligations	—	46	—	—	46
Other non-MBS	—	93	—	—	93
Total trading securities	—	6,067	—	—	6,067
Available-for-sale securities
Other U.S. obligations	—	4	—	—	4
GSE and TVA obligations	—	304	—	—	304
State or local housing agency obligations	—	454	—	—	454
Other non-MBS	—	19	—	—	19
U.S. obligations single-family MBS	—	6,807	—	—	6,807
GSE single-family MBS	—	200	—	—	200
GSE multifamily MBS	—	20,987	—	—	20,987
Total available-for-sale securities	—	28,775	—	—	28,775
Derivative assets, net
Interest-rate related	—	269	—	(181)	88
Total derivative assets, net	—	269	—	(181)	88
Other assets	54	—	—	—	54
Total recurring assets at fair value	$54	$35,111	$—	$(181)	$34,984
Liabilities
Discount notes[2]	$—	$(4,755)	$—	$—	$(4,755)
Derivative liabilities, net
Interest-rate related	—	(52)	—	45	(7)
Total derivative liabilities, net	—	(52)	—	45	(7)
Total recurring liabilities at fair value	$—	$(4,807)	$—	$45	$(4,762)

Non-recurring fair value measurements
Assets
Impaired mortgage loans held for portfolio[3]	$—	$—	$4	$—	$4
Total non-recurring assets at fair value	$—	$—	$4	$—	$4
1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.
2    Represents financial instruments recorded under the fair value option.
3    These assets are subject to fair value adjustments in certain circumstances. The fair value information presented is as of the date the fair value adjustment was recorded during the six months ended June 30, 2026.

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

FAIR VALUE OPTION

The fair value option provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, and unrecognized firm commitments. These fair value elections are made primarily in an effort to mitigate the potential income statement volatility that can arise when an economic derivative is adjusted for changes in fair value but the related hedged item is not. For the three and six months ended June 30, 2026, the Bank recorded net gains on financial instruments held under fair value option (i.e., discount notes) of less than $1 million and $6 million compared to $7 million and $27 million for the same periods in 2025.

The following tables summarize the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected (dollars in millions):

	June 30, 2026
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$4,795	$4,755	$(40)

	December 31, 2025
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$17,504	$17,382	$(122)

Note 11 — Commitments and Contingencies

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	June 30, 2026			December 31, 2025
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1,2]	$20,840	$123	$20,963	$18,263
Standby bond purchase agreements[2]	205	1,079	1,284	1,249
Commitments to purchase mortgage loans	127	—	127	106
Commitment to issue bonds[3]	4,505	—	4,505	1,000
Commitments to issue discount notes[3]	370	—	370	3,060
Commitments to fund advances[2,4]	65	—	65	151
1    Excludes commitments to issue standby letters of credit, when applicable. At both June 30, 2026 and December 31, 2025, the Bank had no commitments to issue standby letters of credit.
2    The Bank has deemed it unnecessary to record any liability for credit losses on these agreements at June 30, 2026 and December 31, 2025, based on its credit extension and collateral policies.
3    The Bank enters into commitments to issue consolidated obligations in the normal course of its business, that generally settle within 30 calendar days.
4    The Bank enters into commitments to fund advances up to 24 months in the future.

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At June 30, 2026 and December 31, 2025, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was $1,131.7 billion and $977.4 billion.

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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	June 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Advances	$430	—	$667	1
Mortgage loans	527	3	606	4
Deposits	14	1	15	1
Capital stock	50	1	65	1

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of total capital stock outstanding (including MRCS). At June 30, 2026 and December 31, 2025, the Bank had the following business concentrations with stockholders (dollars in millions):

	June 30, 2026
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Athene Annuity and Life Company[3]	$1,256	17	$27,695	$—	$545
Wells Fargo, N.A.[4]	1,014	14	22,000	5	562
Superior Guaranty Insurance Company[5]	3	—	—	83	—
Total	$2,273	31	$49,695	$88	$1,107

	December 31, 2025
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Athene Annuity and Life Company[3]	$1,057	16	$23,271	$—	$863
Wells Fargo, N.A.[4]	741	11	16,000	5	348
Superior Guaranty Insurance Company[5]	4	—	—	93	—
Total	$1,802	27	$39,271	$98	$1,211
1    Pursuant to applicable Finance Agency regulations, the Bank’s voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank’s capital stock.
2    Represents interest income earned on advances during the six months ended June 30, 2026 and the year ended December 31, 2025. Interest income on mortgage loans is excluded from these tables as this interest relates to the borrower, not to the stockholder.
3    Athene Annuity and Life Company had no standby letters of credit outstanding as of June 30, 2026 and December 31, 2025.
4    Wells Fargo, N.A. had standby letters of credit outstanding totaling $13.9 billion and $10.9 billion as of June 30, 2026 and December 31, 2025, which generated fee income of $7 million during the six months ended June 30, 2026 and $13 million during the year ended December 31, 2025.
5    Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A. Superior Guaranty Insurance Company had no standby letters of credit outstanding as of June 30, 2026 and December 31, 2025.

Note 13 — Activities with Other FHLBanks

    Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the six months ended June 30, 2026 and 2025 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2026
Chicago	$—	$1	$(1)	$—
San Francisco	—	400	(400)	—
	$—	$401	$(401)	$—

2025
Boston	$—	$300	$(300)	$—
Chicago	—	5	(5)	—
San Francisco	—	500	(500)	—
	$—	$805	$(805)	$—

The following table summarizes borrowing activity from other FHLBanks during the six months ended June 30, 2026 and 2025 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2026
New York	$—	$1,500	$(1,500)	$—

2025
Cincinnati	$—	$250	$(250)	$—
New York	—	700	(700)	—
San Francisco	—	500	(500)	—
Topeka	—	250	(250)	—
	$—	$1,700	$(1,700)	$—

Consolidated Obligations. From time to time, one FHLBank may transfer consolidated obligations to another FHLBank, and upon transfer, the assuming FHLBank becomes the primary obligor. During the six months ended June 30, 2026, the Bank assumed a consolidated obligation discount note with a par value of $1.0 billion from the FHLBank of New York.

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

EXECUTIVE OVERVIEW

Liquidity Mission

We provide liquidity to our members to support the housing, business, and economic development needs of their communities. Members pledge mortgage loans and other collateral to access our core liquidity products of advances, letters of credit, and mortgage loans held for portfolio under the MPF program. During the six months ended June 30, 2026, advance balances averaged $133.5 billion, letters of credit averaged $18.8 billion, mortgage loan balances averaged $15.0 billion, and we held an average of $29.7 billion of short-term assets as a ready source of liquidity for our members.

Affordable Housing and Community Impact
Our housing and community development programs are central to our mission. We contribute 10 percent of our net income each year to our AHP, a grant program that supports the creation, rehabilitation, or purchase of affordable housing. This program includes a competitive AHP and two down payment assistance products called Home$tart and the Native American Homeownership Initiative. During the three and six months ended June 30, 2026, we accrued statutory AHP assessments of $28 million and $54 million and voluntarily accrued $3 million and $5 million, to be awarded through this program.

In addition to our AHP, we offer our members voluntary programs to further our housing mission. During the three and six months ended June 30, 2026, we recorded a total of $30 million and $55 million in voluntary housing and community contributions, including the voluntary AHP contribution. Through our voluntary programs during the three and six months ended June 30, 2026, we:
•provided $43 million in 0% rate Housing Affordability Advances to members that originated or purchased mortgage loans from a Habitat for Humanity® affiliate or a non-depository CDFI and recorded $9 million in subsidy expense, including $1 million during the second quarter;
•funded $275 million of home mortgages with an interest rate lower than the current market rate under the Mortgage Rate Relief program, which provided $24 million in grants, including $22 million during the second quarter, to those seeking affordable homeownership; and
•recorded contributions of $17 million, including $4 million during the second quarter, to our Member Impact Fund to match member donations to local housing and community development organizations.

Financial Results
Our financial condition and results of operations are influenced by global and national economies, local economies within our district, member demand, FOMC actions, and the conditions in the financial, housing, and credit markets. These factors impact the interest rate environment and in turn, our net interest income. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Conditions in the Financial Markets” for additional discussion on economic conditions, including interest rates, impacting our financial results.
For the three and six months ended June 30, 2026, we recorded net income of $251 million and $487 million compared to $194 million and $399 million for the same periods in 2025.

Net interest income increased $50 million and $127 million during the three and six months ended June 30, 2026, when compared to the same periods last year. The increases during the three and six months ended June 30, 2026 were primarily due to advance portfolio growth.

Other income (loss) increased $1 million and decreased $29 million during the three and six months ended June 30, 2026, when compared to the same periods last year, primarily due to the net changes in fair value on our trading securities, fair value option instruments, and economic derivatives, including the related interest settlements.

Other expense decreased $13 million during the three months ended June 30, 2026, when compared to the same period last year, primarily due to the timing of our voluntary housing and community contributions. Other expense remained relatively stable during the six months ended June 30, 2026, when compared to the same period last year.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional discussion on our results of operations.

Our total assets increased to $212.6 billion at June 30, 2026, from $186.5 billion at December 31, 2025, driven primarily by an increase in advances and investments. Advances increased $14.3 billion mainly due to an increase in borrowings by insurance company and certain depository institution members. Investments increased $10.8 billion due primarily to an increase in short-term investments.

Total capital increased to $11.5 billion at June 30, 2026, from $10.5 billion at December 31, 2025, primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. Our regulatory capital ratio decreased to 5.29 percent at June 30, 2026, from 5.54 percent at December 31, 2025, above the required regulatory limit at each period end. Regulatory capital includes capital stock, MRCS, and retained earnings.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

Throughout 2026, the FOMC has maintained the target for the federal funds rate at a range of 3.50 to 3.75 percent. During its July 2026 meeting, the FOMC stated recent indicators suggest that economic activity has been expanding at a solid pace, despite elevated uncertainty that stems, in part, to the conflict in the Middle East. Productivity growth and capital investment were strong. Job gains have kept pace with the workforce, and the unemployment rate has changed little. In addition, inflation remains elevated, in part reflecting supply shocks that have driven price increases in certain sectors, including energy. As a result, the FOMC is focused on delivering price stability.

The following table shows information on key market interest rates1:

	3-Month Average		6-Month Average		Period End
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	June 30, 2026	December 31, 2025
Federal funds	3.63%	4.33%	3.64%	4.33%	3.63%	3.64%
SOFR	3.62	4.32	3.64	4.33	3.68	3.87
2-year U.S. Treasury	3.97	3.86	3.78	4.00	4.14	3.47
10-year U.S. Treasury	4.42	4.36	4.31	4.41	4.44	4.18
30-year residential mortgage note	6.41	6.78	6.26	6.81	6.49	6.15
1    Source: Bloomberg.

Mortgage Markets

During the first half of 2026, mortgage rates were lower, on average, when compared to the same period last year, and higher when compared to the prior year-end. Purchase activity was the primary driver of activity within the mortgage markets during the six months ended June 30, 2026. New home sales decreased relative to the prior year, while existing home sales, home prices, and prepayment activity increased.

SELECTED FINANCIAL DATA

    The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Cash and due from banks	$58	$58	$44	$73	$30
Investments[1]	71,818	59,599	61,015	64,360	61,353
Advances	124,489	127,032	110,230	109,981	114,845
Mortgage loans held for portfolio, net[2]	15,518	14,910	14,540	13,948	13,197
Total assets	212,619	202,213	186,499	189,291	190,022
Consolidated obligations
Discount notes	97,342	84,642	84,620	68,220	55,977
Bonds	100,762	103,417	89,249	108,134	120,793
Total consolidated obligations[3]	198,104	188,059	173,869	176,354	176,770
Mandatorily redeemable capital stock	59	72	30	31	34
Total liabilities	201,128	190,829	176,012	179,050	179,797
Capital stock — Class B putable	7,223	7,286	6,509	6,474	6,660
Retained earnings	3,973	3,887	3,797	3,731	3,617
Accumulated other comprehensive income (loss)	295	211	181	36	(52)
Total capital	11,491	11,384	10,487	10,241	10,225
Regulatory capital ratio[4]	5.29	5.56	5.54	5.41	5.43

	For the Three Months Ended
Statements of Income	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Net interest income	$339	$325	$278	$335	$289
Provision (reversal) for credit losses on mortgage loans	—	—	1	—	—
Other income (loss)[5]	17	11	31	12	16
Voluntary housing and community contributions	30	25	10	13	43
All other expense[6]	47	49	50	46	47
AHP assessments	28	26	25	29	21
Net income	251	236	223	259	194
Selected Financial Ratios
Net interest spread[7]	0.40%	0.43%	0.36%	0.43%	0.38%
Net interest margin[8]	0.63	0.64	0.59	0.67	0.64
Return on average equity (annualized)	8.11	8.42	8.64	9.71	7.86
Return on average capital stock (annualized)	12.82	13.18	14.04	15.07	12.27
Return on average assets (annualized)	0.46	0.46	0.47	0.51	0.42
Average equity to average assets	5.67	5.43	5.46	5.27	5.37
1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, AFS securities, and HTM securities.
2    Includes an allowance for credit losses of $6 million, $6 million, $6 million, $5 million, and $5 million at June 30, 2026, March 31, 2026, December 31, 2025, September 30, 2025, and June 30, 2025.
3    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $1,330.8 billion, $1,204.4 billion, $1,151.8 billion, $1,184.1 billion, and $1,232.1 billion at June 30, 2026, March 31, 2026, December 31, 2025, September 30, 2025, and June 30, 2025.
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

RESULTS OF OPERATIONS

Net Interest Income
Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Three Months Ended June 30,
	2026			2025
	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]
Interest-earning assets
Interest-bearing deposits	$5,025	3.72%	$46	$4,337	4.43%	$48
Securities purchased under agreements to resell	16,009	3.70	148	10,728	4.42	118
Federal funds sold	7,212	3.68	67	12,469	4.39	137
MBS[3,4,5]	27,327	4.47	304	26,350	5.12	336
Other investments[3,4,6]	6,962	4.06	70	7,615	3.81	72
Advances[4,7]	139,085	4.05	1,406	107,831	4.78	1,286
Mortgage loans[8]	15,223	4.73	179	12,746	4.53	144
Total interest-earning assets	216,843	4.11	2,220	182,076	4.72	2,141
Non-interest-earning assets	2,182	—	—	1,841	—	—
Total assets	$219,025	4.07%	$2,220	$183,917	4.67%	$2,141
Interest-bearing liabilities
Deposits	$1,228	2.74%	$9	$1,306	3.51%	$12
Consolidated obligations
Discount notes[4]	101,804	3.66	930	56,120	4.25	595
Bonds[4]	100,640	3.75	941	113,654	4.39	1,244
Other interest-bearing liabilities[9]	82	8.08	1	50	9.00	1
Total interest-bearing liabilities	203,754	3.71	1,881	171,130	4.34	1,852
Non-interest-bearing liabilities	2,860	—	—	2,903	—	—
Total liabilities	206,614	3.65	1,881	174,033	4.27	1,852
Capital	12,411	—	—	9,884	—	—
Total liabilities and capital	$219,025	3.45%	$1,881	$183,917	4.04%	$1,852
Net interest income and spread[10]		0.40%	$339		0.38%	$289
Net interest margin[11]		0.63%			0.64%
Average interest-earning assets to interest-bearing liabilities		106.42%			106.40%
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
5    Interest income on investment securities includes prepayment fees, net of related amortization, of $3 million and less than $1 million for the three months ended June 30, 2026 and 2025.
6    Other investments primarily include U.S. Treasury obligations, other U.S. obligations, GSE and TVA obligations, state or local housing agency obligations, and taxable municipal bonds.
7    Interest income includes net prepayment fees on advances.
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

	For the Six Months Ended June 30,
	2026			2025
	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]
Interest-earning assets
Interest-bearing deposits	$4,742	3.71%	$87	$4,540	4.50%	$101
Securities purchased under agreements to resell	17,080	3.71	314	10,476	4.42	229
Federal funds sold	7,910	3.69	145	12,689	4.39	277
MBS[4,5,6]	27,081	4.62	621	25,877	5.19	667
Other investments[4,5,7]	6,991	4.03	139	6,870	3.74	127
Advances[5,8]	133,538	4.08	2,699	104,026	4.79	2,473
Mortgage loans[9]	14,957	4.75	352	12,395	4.52	278
Loans to other FHLBanks	2	3.73	—	4	4.40	—
Total interest-earning assets	212,301	4.14	4,357	176,877	4.73	4,152
Non-interest-earning assets	1,965	—	—	2,331	—	—
Total assets	$214,266	4.10%	$4,357	$179,208	4.67%	$4,152
Interest-bearing liabilities
Deposits	$1,226	2.72%	$17	$1,261	3.46%	$22
Consolidated obligations
Discount notes[5]	99,808	3.67	1,818	59,738	4.36	1,291
Bonds[5]	98,819	3.79	1,855	105,226	4.41	2,301
Other interest-bearing liabilities[10]	77	8.65	3	38	8.11	1
Total interest-bearing liabilities	199,930	3.73	3,693	166,263	4.38	3,615
Non-interest-bearing liabilities	2,437	—	—	3,148	—	—
Total liabilities	202,367	3.68	3,693	169,411	4.30	3,615
Capital	11,899	—	—	9,797	—	—
Total liabilities and capital	$214,266	3.48%	$3,693	$179,208	4.07%	$3,615
Net interest income and spread[11]		0.41%	$664		0.35%	$537
Net interest margin[12]		0.63%			0.61%
Average interest-earning assets to interest-bearing liabilities		106.19%			106.38%
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
6    Interest income on investment securities includes prepayment fees, net of related amortization, of $10 million and less than $1 million for the six months ended June 30, 2026 and 2025.
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

	Three Months Ended			Six Months Ended
	June 30, 2026 vs. June 30, 2025			June 30, 2026 vs. June 30, 2025
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$7	$(9)	$(2)	$4	$(18)	$(14)
Securities purchased under agreements to resell	51	(21)	30	127	(42)	85
Federal funds sold	(51)	(19)	(70)	(93)	(39)	(132)
MBS	12	(44)	(32)	30	(76)	(46)
Other investments	(7)	5	(2)	2	10	12
Advances	336	(216)	120	630	(404)	226
Mortgage loans	29	6	35	59	15	74
Total interest income	377	(298)	79	759	(554)	205
Interest expense
Deposits	(1)	(2)	(3)	(1)	(4)	(5)
Consolidated obligations
Discount notes	427	(92)	335	757	(230)	527
Bonds	(133)	(170)	(303)	(135)	(311)	(446)
Other interest-bearing liabilities	—	—	—	2	—	2
Total interest expense	293	(264)	29	623	(545)	78
Net interest income	$84	$(34)	$50	$136	$(9)	$127

NET INTEREST SPREAD AND MARGIN
Net interest spread represents the annualized yield on total interest-earning assets minus the annualized cost of total interest-bearing liabilities. Our net interest spread increased during the three and six months ended June 30, 2026, when compared to the same periods in 2025. The increase during the three and six months ended June 30, 2026 was primarily due to advance portfolio growth. Our cost of funds does not include net interest settlements on economic hedges, which are recorded in other income (loss). As a result, our net interest spread does not reflect the full impact of our funding and hedging strategies and may experience volatility as interest rates change. Net interest margin equals net interest income expressed as a percentage of average interest-earning assets and remained relatively stable during the three and six months ended June 30, 2026, when compared to the same periods in 2025.

ADVANCE PREPAYMENT FEES
The following table summarizes our advance prepayment fees (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Prepayment fees on advances, gross[1,2]	$—	$2	$5	$3
Basis adjustment amortization	1	1	(2)	1
Deferred prepayment fees on modified advances[2]	—	(1)	—	(1)
Prepayment fees on advances, net	$1	$2	$3	$3
1    Includes symmetrical fees on advances for which we may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates.
2    Prepayment fees on advances, gross were less than $1 million during the three months ended June 30, 2026. Deferred prepayment fees on modified advances were less than $1 million during the three and six months ended June 30, 2026.

Other Income (Loss)
    The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net gains (losses) on trading securities	$(42)	$22	$(91)	$69
Net gains (losses) on financial instruments held under fair value option	—	7	6	27
Net gains (losses) on derivatives	44	(24)	90	(59)
Other, net	15	11	23	20
Total other income (loss)	$17	$16	$28	$57

Other income (loss) remained relatively stable during the three months ended June 30, 2026 and decreased $29 million during the six months ended June 30, 2026, when compared to the same periods in 2025. The decline during the six months ended June 30, 2026 was primarily due to the net change in fair value on our trading securities, fair value option instruments, and economic derivatives, including the related interest settlements. We utilize economic derivatives to hedge certain instruments held at fair value that do not qualify for fair value hedge accounting. These fair value elections are made primarily in an effort to mitigate the potential income statement volatility that can arise when an economic derivative is adjusted for changes in fair value but the related hedged item is not. As a result, we review the related gains (losses) on these items on a net basis.

During the six months ended June 30, 2026, we recorded net combined gains of $5 million on our trading securities, fair value option instruments, and the related economic derivatives, compared to net combined gains of $37 million for the same period in 2025. The net decrease during the six months ended June 30, 2026 was primarily driven by the reversal of historic gains and losses on trading securities as they approach maturity and changes in the interest rate environment. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our economic derivatives.

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

The following tables categorize the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended June 30, 2026
Net Effect of Hedging Activities	Advances	Investments	Discount Notes	Bonds	Total
Net interest income:
Net amortization/accretion	$2	$3	$—	$—	$5
Net gains (losses) on derivatives and hedged items	—	(9)	(2)	3	(8)
Price alignment amount on derivatives	(3)	(5)	—	—	(8)
Net interest settlements on derivatives	38	24	4	13	79
Total impact to net interest income	37	13	2	16	68
Other income (loss):
Net gains (losses) on derivatives
Gains (losses) related to derivatives not designated as hedging instruments	—	45	(1)	—	44
Total net gains (losses) on derivatives	—	45	(1)	—	44
Net gains (losses) on trading securities	—	(42)	—	—	(42)
Total impact to other income (loss)	—	3	(1)	—	2
Total net effect of hedging activities[1]	$37	$16	$1	$16	$70

	For the Three Months Ended June 30, 2025
Net Effect of Hedging Activities	Advances	Investments	Discount Notes	Bonds	Total
Net interest income:
Net amortization/accretion	$6	$1	$—	$—	$7
Net gains (losses) on derivatives and hedged items	1	(5)	—	(2)	(6)
Price alignment amount on derivatives	(2)	(5)	—	(1)	(8)
Net interest settlements on derivatives	120	59	—	(5)	174
Total impact to net interest income	125	50	—	(8)	167
Other income (loss):
Net gains (losses) on derivatives
Gains (losses) related to derivatives not designated as hedging instruments	—	(12)	(12)	—	(24)
Total net gains (losses) on derivatives	—	(12)	(12)	—	(24)
Net gains (losses) on trading securities	—	22	—	—	22
Net gains (losses) on financial instruments held under fair value option	—	—	7	—	7
Total impact to other income (loss)	—	10	(5)	—	5
Total net effect of hedging activities[1]	$125	$60	$(5)	$(8)	$172
1    The hedging activity tables do not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

	For the Six Months Ended June 30, 2026
Net Effect of Hedging Activities	Advances	Investments	Discount Notes	Bonds	Total
Net interest income:
Net amortization/accretion	$3	$9	$—	$—	$12
Net gains (losses) on derivatives and hedged items	(1)	(9)	(2)	1	(11)
Price alignment amount on derivatives	(3)	(7)	—	(1)	(11)
Net interest settlements on derivatives	77	49	14	26	166
Total impact to net interest income	76	42	12	26	156
Other income (loss):
Net gains (losses) on derivatives
Gains (losses) related to derivatives not designated as hedging instruments	—	93	(3)	—	90
Total net gains (losses) on derivatives	—	93	(3)	—	90
Net gains (losses) on trading securities	—	(91)	—	—	(91)
Net gains (losses) on financial instruments held under fair value option	—	—	6	—	6
Total impact to other income (loss)	—	2	3	—	5
Total net effect of hedging activities[1]	$76	$44	$15	$26	$161

	For the Six Months Ended June 30, 2025
Net Effect of Hedging Activities	Advances	Investments	Discount Notes	Bonds	Total
Net interest income:
Net amortization/accretion	$15	$2	$—	$—	$17
Net gains (losses) on derivatives and hedged items	2	(6)	—	(12)	(16)
Price alignment amount on derivatives	(9)	(13)	—	(2)	(24)
Net interest settlements on derivatives	237	117	—	1	355
Total impact to net interest income	245	100	—	(13)	332
Other income (loss):
Net gains (losses) on derivatives
Gains (losses) related to derivatives not designated as hedging instruments	—	(40)	(19)	—	(59)
Total net gains (losses) on derivatives	—	(40)	(19)	—	(59)
Net gains (losses) on trading securities	—	69	—	—	69
Net gains (losses) on financial instruments held under fair value option	—	—	27	—	27
Total impact to other income (loss)	—	29	8	—	37
Total net effect of hedging activities[1]	$245	$129	$8	$(13)	$369
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

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Compensation and benefits	$20	$20	$41	$42
Contractual services	7	6	14	13
Professional fees	3	4	6	7
Other operating expenses	6	6	12	11
Total operating expenses	36	36	73	73
Voluntary housing and community contributions	30	43	55	55
Federal Housing Finance Agency	4	4	7	8
Office of Finance	2	1	6	4
Other, net	5	6	10	11
Total other expense	$77	$90	$151	$151

Other expense decreased $13 million during the three months ended June 30, 2026, and remained relatively stable during the six months ended June 30, 2026, when compared to the same periods last year. The decline during the three months ended June 30, 2026 was primarily due to the timing of our voluntary housing and community contributions.

STATEMENTS OF CONDITION

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	June 30, 2026	December 31, 2025
Commercial banks	$56,700	$47,532
Savings institutions	1,182	1,008
Credit unions	9,011	10,266
Insurance companies	57,136	50,861
CDFIs	32	14
Total member advances	124,061	109,681
Housing associates	90	—
Non-member borrowers	865	497
Total par value	$125,016	$110,178

Our total advance par value increased $14.8 billion or 13 percent at June 30, 2026, when compared to December 31, 2025, primarily due to an increase in borrowings by insurance company and certain depository institution members.

The following table summarizes our advances by interest rate payment terms (dollars in millions):

	June 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Fixed rate	$80,699	64	$73,457	67
Variable rate	31,979	26	25,282	23
Variable rate, callable[1]	11,291	9	10,382	9
Other[2]	1,047	1	1,057	1
Total advance par value	125,016	100	110,178	100
Premiums	1		2
Discounts	(27)		(22)
Fair value hedging adjustments[3]	(501)		72
Total	$124,489		$110,230
1    Callable advances are those advances that may be contractually prepaid by the borrower on predetermined dates without incurring prepayment or termination fees.
2    Includes fixed rate amortizing and fixed rate callable advances.
3    Primarily represents fair value hedging adjustments on active hedging relationships driven by changes in interest rates.

At June 30, 2026 and December 31, 2025, advances outstanding to our top five borrowers totaled $63.4 billion and $51.6 billion, which represented 51 percent and 47 percent of our total advances outstanding. The following table summarizes our top five borrowers based on advances outstanding at June 30, 2026 (dollars in millions):

	Amount	% of Total Advances
Athene Annuity and Life Company	$27,695	22
Wells Fargo Bank, N.A.	22,000	18
Symetra Life Insurance Company	4,896	4
EquiTrust Life Insurance Company	4,550	4
Columbia Bank	4,250	3
Total par value	$63,391	51

Mortgage Loans

    The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	June 30, 2026	December 31, 2025
Fixed rate conventional loans	$15,109	$14,097
Fixed rate government-insured loans	343	356
Total unpaid principal balance	15,452	14,453
Premiums	157	156
Discounts	(73)	(54)
Basis adjustments from mortgage loan purchase commitments	(12)	(9)
Total mortgage loans held for portfolio	15,524	14,546
Allowance for credit losses	(6)	(6)
Total mortgage loans held for portfolio, net	$15,518	$14,540

Our total mortgage loans increased $1.0 billion or seven percent at June 30, 2026, when compared to December 31, 2025. The increase was due to new loan purchases exceeding principal paydowns.

Investments
The following table summarizes the carrying value of our investments (dollars in millions):

	June 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$5,213	7	$3,726	6
Securities purchased under agreements to resell	19,300	27	17,090	28
Federal funds sold	12,050	17	5,930	10
Total short-term investments	36,563	51	26,746	44
Long-term investments[2]
MBS
GSE single-family	469	1	516	1
GSE multifamily	20,987	29	20,882	34
U.S. obligations single-family[3]	6,808	9	5,708	9
Private-label residential	2	—	2	—
Total MBS	28,266	39	27,108	44
Non-MBS
U.S. Treasury obligations[3]	5,874	8	6,104	10
Other U.S. obligations[3]	58	—	71	—
GSE and TVA obligations	474	1	482	1
State or local housing agency obligations	471	1	391	1
Other[4]	112	—	113	—
Total non-MBS	6,989	10	7,161	12
Total long-term investments	35,255	49	34,269	56
Total investments	$71,818	100	$61,015	100
1    Short-term investments have original maturities equal to or less than one year.
2    Long-term investments have original maturities of greater than one year.
3    Represents investment securities backed by the full faith and credit of the U.S. Government.
4    Consists of taxable municipal bonds.

Our investments increased $10.8 billion, or 18 percent at June 30, 2026, when compared to December 31, 2025, due primarily to an increase in short-term investments. At June 30, 2026, we had agency MBS and/or state or local housing agency obligation purchases with a total par value of $564 million that were traded but not yet settled. These investments were recorded as “Available-for-sale” on our Statements of Condition with a corresponding payable recorded in “Other liabilities.” At December 31, 2025, we had no investment purchases that were traded but not yet settled.

The Finance Agency limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 2.54 and 2.64 at June 30, 2026 and December 31, 2025.

Consolidated Obligations

    Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments.

DISCOUNT NOTES
The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	June 30, 2026	December 31, 2025
Par value	$98,284	$85,186
Discounts and concession fees[1]	(914)	(586)
Fair value hedging adjustments	(26)	17
Fair value option adjustments	(2)	3
Total	$97,342	$84,620
1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes increased $12.7 billion or 15 percent at June 30, 2026, when compared to December 31, 2025. We continued to utilize discount notes to support our growth in assets and to capture attractive funding and/or meet our liquidity requirements. Fair value hedging adjustments changed $43 million at June 30, 2026, when compared to December 31, 2025, driven primarily by the reversal of historic gains and losses on instruments as they approach maturity and changes in the interest rate environment.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	June 30, 2026	December 31, 2025
Par value	$100,826	$89,188
Premiums	27	28
Discounts and concession fees[1]	(21)	(23)
Fair value hedging adjustments	(70)	56
Total	$100,762	$89,249
1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds increased $11.5 billion or 13 percent at June 30, 2026, when compared to December 31, 2025. We continued to utilize bonds to support our growth in assets and to capture attractive funding and/or meet our liquidity requirements. Fair value hedging adjustments changed $126 million at June 30, 2026, when compared to December 31, 2025, driven primarily by the interest rate environment.

For additional information on our consolidated obligations, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Capital

The following table summarizes information on our capital (dollars in millions):

	June 30, 2026	December 31, 2025
Capital stock	$7,223	$6,509
Retained earnings	3,973	3,797
Accumulated other comprehensive income (loss)	295	181
Total capital	$11,491	$10,487

Our capital increased $1.0 billion, or 10 percent at June 30, 2026, when compared to December 31, 2025, primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for additional information on our capital.

Derivatives

    We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	June 30, 2026	December 31, 2025
Interest rate swaps
Non-callable	$191,571	$171,040
Callable by counterparty	20,873	14,872
Callable by the Bank	74	33
Total interest rate swaps	212,518	185,945
Forward settlement agreements	130	111
Mortgage loan purchase commitments	127	106
Interest rate caps or floors	1	—
Total notional amount	$212,776	$186,162

The notional amount of our derivative contracts increased $26.6 billion, or 14 percent, at June 30, 2026, when compared to December 31, 2025. The increase was primarily due to the utilization of interest rate swaps to hedge increased assets and liabilities as our balance sheet has grown. During 2026, we increased our utilization of non-callable swaps on consolidated obligations and advances, and callable swaps on consolidated obligation bonds in an effort to capture attractive funding and/or meet our liquidity requirements. For additional discussion regarding our use of derivatives, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Derivatives” in our 2025 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity position is actively managed in an effort to preserve stable, reliable, and cost-effective sources of funds to meet current and projected operating financial commitments. In addition, capital levels are managed to ensure compliance with regulatory and capital requirements.

Liquidity

SOURCES OF LIQUIDITY

We utilize several sources of liquidity to carry out our business activities. These include, but are not limited to, proceeds from the issuance of consolidated obligations, payments collected on advances and mortgage loans, proceeds from investment securities, member deposits, the issuance of capital stock, and current period earnings.

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the six months ended June 30, 2026, proceeds from the issuance of bonds and discount notes were $61.6 billion and $624.5 billion compared to $62.7 billion and $784.6 billion for the same period in 2025. Our funding needs vary from period to period depending on member demand for advances and other liquidity needs. During the six months ended June 30, 2026, we continued to utilize consolidated obligation bonds and discount notes in an effort to capture attractive funding and/or meet our liquidity requirements.

Access to debt markets has been reliable because investors, driven by increased liquidity preference, have sought the FHLBanks’ debt as an asset of choice. However, due to the short-term maturity of the debt, we may be exposed to additional risks associated with refinancing and our ability to access the capital markets.

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of July 31, 2026, our consolidated obligations were rated AA+/A-1+ by S&P and Aa1/P-1 by Moody’s, with stable outlooks. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2025 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At June 30, 2026 and December 31, 2025, the total par value of outstanding consolidated obligations for which we were primarily liable was $199.1 billion and $174.4 billion. At June 30, 2026 and December 31, 2025, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we were jointly and severally liable was $1,131.7 billion and $977.4 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President and CEO or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of July 31, 2026, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

    We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the six months ended June 30, 2026, repayments of consolidated obligations totaled $661.8 billion compared to $823.0 billion for the same period in 2025.

During the six months ended June 30, 2026, advance disbursements (excluding daily reset advances) totaled $347.1 billion compared to $392.9 billion for the same period in 2025. Advance disbursements vary from period to period depending on member needs. During the six months ended June 30, 2026 and 2025, investment purchases (excluding overnight investments) totaled $2.9 billion and $4.7 billion, a decrease due primarily to fewer purchases of agency MBS.

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

Liquidity Guidance AB – This guidance requires us to maintain sufficient liquidity for a period of 10 to 30 calendar days. The base case scenario requires 20 days of positive daily cash balances and assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including large, highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. At June 30, 2026 and December 31, 2025, we were in compliance with this base case liquidity guidance.

The Liquidity Guidance AB also specifies appropriate funding gap limits to address the risks associated with an FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of total assets. The guidance provides recommended maximum funding gap limits of negative 15 percent at the three-month horizon and negative 30 percent at the one-year horizon. At June 30, 2026 and December 31, 2025, we adhered to these funding gap requirements.
Capital

CAPITAL REQUIREMENTS

    We are subject to certain regulatory capital requirements imposed by the Finance Agency. At June 30, 2026 and December 31, 2025, we were in compliance with all Finance Agency regulatory capital requirements. Refer to “Item 1. Financial Statements — Note 9 — Capital” for information on our regulatory capital requirements.

CAPITAL STOCK
The capital stock requirements established in our Capital Plan are designed so that we can remain adequately capitalized as member activity changes. Our Board of Directors may make adjustments to the capital stock requirements within ranges established in our Capital Plan.

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	June 30, 2026	December 31, 2025
Commercial banks	$3,487	$3,036
Savings institutions	105	97
Credit unions	816	849
Insurance companies	2,813	2,526
CDFIs	2	1
Total GAAP capital stock	7,223	6,509
MRCS	59	30
Total regulatory capital stock	$7,282	$6,539

The increase in regulatory capital stock held at June 30, 2026, when compared to December 31, 2025, was due primarily to an increase in activity-based capital stock resulting from an increase in advance balances. For additional information on our capital stock, refer to “Item 1. Financial Statements — Note 9 — Capital.”

Retained Earnings
Our risk management policies outline a targeted level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this targeted level and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve this level of retained earnings. At June 30, 2026 and December 31, 2025, our actual retained earnings exceeded our targeted level of retained earnings.
We entered into a JCE Agreement with all of the other Federal Home Loan Banks in 2011. Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of our average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At June 30, 2026 and December 31, 2025, our restricted retained earnings balance totaled $1.4 billion and $1.3 billion. One percent of our average balance of outstanding consolidated obligations for the three months ended June 30, 2026, was $2.0 billion.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Aggregate cash dividends paid[1]	$165	$135	$311	$273
Effective combined annualized dividend rate paid on capital stock[2]	9.25%	9.14%	9.21%	9.14%
Annualized dividend rate paid on membership capital stock	6.00%	6.00%	6.00%	6.00%
Annualized dividend rate paid on activity-based capital stock	9.75%	9.75%	9.75%	9.75%
Average SOFR	3.62%	4.32%	3.64%	4.33%
1    Includes aggregate cash dividends paid during the period. Amount excludes cash dividends paid on MRCS. For financial reporting purposes, these dividends were recorded as interest expense on our Statements of Income.
2    Effective combined annualized dividend rate is paid on total capital stock, including MRCS.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of our critical accounting estimates, refer to our 2025 Form 10-K. There have been no material changes to our critical accounting estimates during the six months ended June 30, 2026.

For a discussion of recently adopted or issued accounting standards, refer to “Item 8. Financial Statements and Supplementary Data — Note 2 — Recently Adopted and Issued Accounting Guidance” in our 2025 Form 10-K.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Regulatory Environment

We are subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus, such as deregulation, by the current administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of our business operations, and could affect our financial condition, results of operations, and reputation. For example, the Finance Agency rescinded guidance related to establishing our target ratio of advances and mortgage assets compared to our consolidated obligations, providing us more discretion for developing our strategic business plan with respect to core mission assets. Additionally, the Finance Agency proposed to repeal the new business activity rule, which currently requires the Finance Agency’s non-objection before we undertake certain new business activities.

Prudential Banking Regulators’ Proposed Capital Rules. On March 27, 2026, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, and the Board of Governors of the Federal Reserve System published two joint notices of proposed rulemakings, and the Board of Governors of the Federal Reserve System separately published a third proposed rulemaking applicable to only GSIBs, that would revise the regulatory capital requirements for certain depository and banking institutions, generally consistent with the final global recommendations by the Basel Committee on Banking Supervision adopted in December 2017, known as the “Basel III Endgame”. Among other changes, the proposed rules would revise risk-based capital calculations, resulting in reduced capital requirements for certain mortgage assets, including those eligible to be sold to us as acquired member assets, including those eligible for purchase under the MPF program, and collateral eligible to be pledged as security for advances. Conversely, the proposed rules would modify the standardized approach for risk-based capital treatment with respect to collateralized transactions by modifying the market price volatility haircuts assigned to collateral in such transactions, including by reducing haircuts to certain forms of collateral relative to GSE debt (including FHLBank debt securities), which may adversely affect market liquidity and demand for FHLBank debt securities and result in increased funding costs for us. Finally, the proposed rules would revise the capital surcharge calculation for GSIBs and make material changes to the GSIB short-term wholesale funding reliance methodology, which may increase the capital surcharge attributable to a GSIB’s use of our advances and may disincentive GSIBs’ use of our advances. We continue to evaluate the potential impact of these proposed rules on our financial condition and results of operations.

21st Century ROAD to Housing Act. On July 11, 2026, the 21st Century ROAD to Housing Act (Housing Act) became law. The Housing Act contains a series of reforms designed to impact affordable housing which include a statutory prohibition barring large institutional investors from purchasing single-family homes, subject to certain specific exceptions, allowing community banks with under $10 billion in assets to exempt custodial deposits of up to 20 percent of total liabilities from brokered deposits regulations, and exempting a higher portion of reciprocal deposits of such community banks from the brokered deposit classification. We are reviewing how the various reforms brought by the Housing Act could impact collateral held by large institutional investors that is eligible to be pledged to us, demand for and use of our advances due to more relaxed regulation around brokered deposits, and other aspects of our business, operations, and financial condition overall.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and their ultimate impact on the housing market, our business and the FHLBank System. We continue to monitor these actions as they evolve and to evaluate their potential impact on us. For a discussion of related risks, please refer to “Item 1A. Risk Factors” in our 2025 Form 10-K.

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

We monitor and manage to MVE policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. At June 30, 2026 and December 31, 2025, our base case MVE was $11.8 billion and $10.7 billion, and the increase between periods was primarily due to higher asset balances and increased invested capital, specifically activity-based capital stock. At June 30, 2026 and December 31, 2025, we were in compliance with all MVE policy limits.

MVCS represents our MVE divided by the total outstanding shares of our capital stock (including MRCS). To ensure we remain adequately capitalized, we must ensure our MVCS remains at or above our $100 par value. Our base case MVCS was $162.1 at June 30, 2026, compared to $163.1 at December 31, 2025. The decrease in our base case MVCS was primarily attributable to the issuance of activity-based capital stock at par value, as a result of an increase in advance balances, which was below the MVCS value at the time of issuance.

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

We monitor and manage to policy limits, which are based on the spread between our projected AROCS and average SOFR in parallel and non-parallel interest rate change scenarios. Additionally, there is a limit on the decline in projected AROCS from base case AROCS for certain basis shock scenarios to limit basis risk exposure. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. We were in compliance with all projected 24-month income policy limits at June 30, 2026 and December 31, 2025.

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

ADVANCES

    We manage our credit exposure to advances through a lending policy that provides for an established credit limit for each borrower, ongoing reviews of each borrower’s financial condition and ability to repay, and detailed collateral and lending policies. During the three months ended June 30, 2026, we did not incur any credit loss on any of our advances, and management believes that it has adequate policies and procedures in place to manage our credit risk on advances effectively.

At June 30, 2026 and December 31, 2025, borrowers pledged $453.8 billion and $442.4 billion of collateral (net of applicable discounts) to support activity with us, including advances. At June 30, 2026 and December 31, 2025, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future.

We evaluate advances for credit losses on a quarterly basis. We have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of June 30, 2026 and December 31, 2025. Refer to “Item 8. Financial Statements and Supplementary Data — Note 5 — Advances” in our 2025 Form 10-K for additional information on our collateral management and allowance for credit losses.

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

At June 30, 2026, our unsecured short-term investment exposure consisted of overnight interest-bearing deposits and federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile (dollars in millions):

	June 30, 2026
	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
Domestic	$1,035	$4,575	$5,610
U.S subsidiaries of foreign commercial banks	—	1,100	1,100
Total domestic and U.S. subsidiaries of foreign commercial banks	1,035	5,675	6,710
U.S. branches and agency offices of foreign commercial banks
Australia	1,000	—	1,000
Belgium	—	1,100	1,100
Canada	—	2,450	2,450
Finland	600	—	600
France	—	1,250	1,250
Germany	1,400	—	1,400
Japan	—	1,100	1,100
Netherlands	—	550	550
United Kingdom	—	1,100	1,100
Total U.S. branches and agency offices of foreign commercial banks	3,000	7,550	10,550
Total unsecured short-term investment exposure	$4,035	$13,225	$17,260
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

Investment Ratings
The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	June 30, 2026
	Credit Rating[1]
	AAA	AA	A	Unrated	Total
Interest-bearing deposits[2]	$—	$1,038	$4,175	$—	$5,213
Securities purchased under agreements to resell[3]	—	2,000	1,750	15,550	19,300
Federal funds sold	—	3,000	9,050	—	12,050
Investment securities:
MBS
GSE single-family	—	469	—	—	469
GSE multifamily	—	20,987	—	—	20,987
U.S. obligations single-family[4]	—	6,808	—	—	6,808
Private-label residential	—	—	—	2	2
Total MBS	—	28,264	—	2	28,266
Non-MBS
U.S. Treasury obligations[4]	—	5,874	—	—	5,874
Other U.S. obligations[4]	—	58	—	—	58
GSE and TVA obligations	—	474	—	—	474
State or local housing agency obligations	308	163	—	—	471
Other[5]	93	19	—	—	112
Total non-MBS	401	6,588	—	—	6,989
Total investments	$401	$40,890	$14,975	$15,552	$71,818
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
5    Consists of taxable municipal bonds.

DERIVATIVES

The following table shows our derivative counterparty credit exposure (dollars in millions):

	June 30, 2026
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Non-cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A2	$1,652	$60	$(60)	$—	$—
Cleared derivatives[3]	189,353	87	1	1,515	1,603
Total derivative positions with credit exposure to non-member counterparties	191,005	147	(59)	1,515	1,603
Member institutions[2,4]	78	—	—	—	—
Total	191,083	$147	$(59)	$1,515	$1,603
Derivative positions without credit exposure	21,693
Total notional	$212,776
1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.
2    Net credit exposure is less than $1 million.
3    Represents derivative transactions cleared with CME Clearing and LCH Ltd., our clearinghouses. CME Clearing is not rated, but its parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by S&P at June 30, 2026. LCH Ltd. was rated AA- by S&P at June 30, 2026.
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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various pending legal proceedings arising in the normal course of business. We are not currently aware of any pending or threatened legal proceedings to which we are a party that we believe could have a material impact on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2025 Form 10-K. There have been no material changes to our risk factors during the six months ended June 30, 2026.

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
FOMC: Federal Open Market Committee
GAAP: Generally Accepted Accounting Principles
GSE: Government-Sponsored Enterprise
GSIB: Global systemically important banks
HTM: Held-to-Maturity
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

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	August 7, 2026

By:	/s/ Kristina K. Williams
Kristina K. Williams President and Chief Executive Officer

By:	/s/ James G. Livingston
James G. Livingston Chief Financial Officer (Principal Financial and Accounting Officer)