Form 10-Q
period 2026-09-30
Federal Home Loan Bank of Des Moines
filed 2026-11-10
CIK 1325814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2026
Class B Stock, par value $100	78,852,627

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CONDITION
(dollars in millions, except capital stock par value)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$47	$44
Interest-bearing deposits	4,990	3,726
Securities purchased under agreements to resell	17,450	17,090
Federal funds sold	6,800	5,930
Investment securities (Note 3)
Trading securities (includes $1,384 and $1,390 pledged as collateral that may be repledged)	5,689	6,303
Available-for-sale securities (amortized cost of $28,956 and $27,336)	29,161	27,519
Held-to-maturity securities (fair value of $390 and $452)	397	447
Total investment securities	35,247	34,269
Advances (Note 4)	136,089	110,230
Mortgage loans held for portfolio, net of allowance for credit losses of $7 and $6 (Note 5)	16,027	14,540
Accrued interest receivable	526	461
Derivative assets, net (Note 6)	40	80
Other assets, net	146	129
TOTAL ASSETS	$217,362	$186,499
LIABILITIES
Deposits (Note 7)
Interest-bearing	$1,276	$970
Non-interest-bearing	166	177
Total deposits	1,442	1,147
Consolidated obligations (Note 8)
Discount notes (includes $2,903 and $17,382 at fair value held under fair value option)	77,456	84,620
Bonds	125,227	89,249
Total consolidated obligations	202,683	173,869
Mandatorily redeemable capital stock	52	30
Accrued interest payable	768	589
Affordable Housing Program payable	331	301
Derivative liabilities, net (Note 6)	11	3
Other liabilities	71	73
TOTAL LIABILITIES	205,358	176,012
Commitments and contingencies (Note 11)
CAPITAL (Note 9)
Capital stock - Class B putable ($100 par value); 78,158,886 and 65,090,978 issued and outstanding shares	7,816	6,509
Retained earnings
Unrestricted	2,593	2,543
Restricted	1,392	1,254
Total retained earnings	3,985	3,797
Accumulated other comprehensive income (loss)	203	181
TOTAL CAPITAL	12,004	10,487
TOTAL LIABILITIES AND CAPITAL	$217,362	$186,499

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
INTEREST INCOME
Advances	$1,459	$1,413	$4,155	$3,883
Prepayment fees on advances, net	1	4	4	7
Interest-bearing deposits	53	49	140	150
Securities purchased under agreements to resell	171	157	485	386
Federal funds sold	58	157	203	434
Trading securities	59	60	178	153
Available-for-sale securities	294	369	926	1,053
Held-to-maturity securities	5	9	14	26
Mortgage loans held for portfolio	192	158	544	436
Total interest income	2,292	2,376	6,649	6,528
INTEREST EXPENSE
Consolidated obligations - Discount notes	833	748	2,651	2,039
Consolidated obligations - Bonds	1,134	1,280	2,989	3,581
Deposits	9	12	26	34
Mandatorily redeemable capital stock	2	1	5	2
Total interest expense	1,978	2,041	5,671	5,656
NET INTEREST INCOME	314	335	978	872
Provision (reversal) for credit losses on mortgage loans	1	—	1	—
NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	313	335	977	872
OTHER INCOME (LOSS)
Net gains (losses) on trading securities	(75)	17	(166)	86
Net gains (losses) on financial instruments held under fair value option	—	(20)	6	7
Net gains (losses) on derivatives	78	3	168	(56)
Other, net	10	12	33	32
Total other income (loss)	13	12	41	69
OTHER EXPENSE
Compensation and benefits	21	20	62	62
Contractual services	8	7	22	20
Professional fees	3	3	9	10
Other operating expenses	6	6	18	17
Voluntary housing and community contributions	54	13	109	68
Federal Housing Finance Agency	3	3	10	11
Office of Finance	3	3	9	7
Other, net	5	4	15	15
Total other expense	103	59	254	210
NET INCOME BEFORE ASSESSMENTS	223	288	764	731
Affordable Housing Program assessments	23	29	77	73
NET INCOME	$200	$259	$687	$658

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$200	$259	$687	$658
Other comprehensive income (loss)
Net change in fair value of available-for-sale securities	(92)	88	22	65
Total other comprehensive income (loss)	(92)	88	22	65
TOTAL COMPREHENSIVE INCOME (LOSS)	$108	$347	$709	$723

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CAPITAL
(dollars and shares in millions)
(Unaudited)

	Capital Stock Class B (putable)		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Unrestricted	Restricted	Total
BALANCE, JUNE 30, 2025	67	$6,660	$2,459	$1,158	$3,617	$(52)	$10,225
Comprehensive income (loss)	—	—	207	52	259	88	347
Proceeds from issuance of capital stock	27	2,755	—	—	—	—	2,755
Repurchases/redemptions of capital stock	(29)	(2,890)	—	—	—	—	(2,890)
Net stock reclassified (to) from mandatorily redeemable capital stock	—	(51)	—	—	—	—	(51)
Cash dividends on capital stock	—	—	(145)	—	(145)	—	(145)
BALANCE, SEPTEMBER 30, 2025	65	$6,474	$2,521	$1,210	$3,731	$36	$10,241

BALANCE, JUNE 30, 2026	72	$7,223	$2,621	$1,352	$3,973	$295	$11,491
Comprehensive income (loss)	—	—	160	40	200	(92)	108
Proceeds from issuance of capital stock	49	4,901	—	—	—	—	4,901
Repurchases/redemptions of capital stock	(43)	(4,307)	—	—	—	—	(4,307)
Net stock reclassified (to) from mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Cash dividends on capital stock	—	—	(188)	—	(188)	—	(188)
BALANCE, SEPTEMBER 30, 2026	78	$7,816	$2,593	$1,392	$3,985	$203	$12,004

BALANCE, DECEMBER 31, 2024	60	$5,989	$2,413	$1,078	$3,491	$(29)	$9,451
Comprehensive income (loss)	—	—	526	132	658	65	723
Proceeds from issuance of capital stock	81	8,150	—	—	—	—	8,150
Repurchases/redemptions of capital stock	(75)	(7,525)	—	—	—	—	(7,525)
Net stock reclassified (to) from mandatorily redeemable capital stock	(1)	(140)	—	—	—	—	(140)
Cash dividends on capital stock	—	—	(418)	—	(418)	—	(418)
BALANCE, SEPTEMBER 30, 2025	65	$6,474	$2,521	$1,210	$3,731	$36	$10,241

BALANCE, DECEMBER 31, 2025	65	$6,509	$2,543	$1,254	$3,797	$181	$10,487
Comprehensive income (loss)	—	—	549	138	687	22	709
Proceeds from issuance of capital stock	130	13,001	—	—	—	—	13,001
Repurchases/redemptions of capital stock	(116)	(11,640)	—	—	—	—	(11,640)
Net stock reclassified (to) from mandatorily redeemable capital stock	(1)	(54)	—	—	—	—	(54)
Cash dividends on capital stock	—	—	(499)	—	(499)	—	(499)
BALANCE, SEPTEMBER 30, 2026	78	$7,816	$2,593	$1,392	$3,985	$203	$12,004

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$687	$658
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization/(accretion)	52	(623)
Net (gains) losses on trading securities	166	(86)
Net (gains) losses on financial instruments held under fair value option	(6)	(7)
Net change in derivatives and hedging activities	2,610	(1,504)
Other adjustments, net	11	7
Net change in:
Accrued interest receivable	(274)	(309)
Other assets	(9)	(13)
Accrued interest payable	179	99
Other liabilities	29	14
Total adjustments	2,758	(2,422)
Net cash provided by (used in) operating activities	3,445	(1,764)
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(1,393)	519
Securities purchased under agreements to resell	(360)	(4,150)
Federal funds sold	(870)	(3,615)
Loans to other FHLBanks	—	(300)
Trading securities
Proceeds from sales	1,847	347
Proceeds from maturities and paydowns	5	5
Purchases	(1,404)	(2,351)
Available-for-sale securities
Proceeds from maturities and paydowns	1,192	1,866
Purchases	(3,833)	(3,147)
Held-to-maturity securities
Proceeds from maturities and paydowns	50	62
Advances
Repaid	536,198	548,342
Originated	(563,577)	(557,534)
Mortgage loans held for portfolio
Principal collected	1,434	944
Purchased	(2,947)	(3,007)
Other investing activities, net	(11)	(1)
Net cash provided by (used in) investing activities	(33,669)	(22,020)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF DES MOINES
STATEMENTS OF CASH FLOWS (continued from previous page)
(dollars in millions)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
FINANCING ACTIVITIES
Net change in deposits	277	107
Net proceeds (payments) on derivative contracts with financing elements	—	2
Net proceeds from issuance of consolidated obligations
Discount notes	1,005,203	1,175,700
Discount notes transferred from other FHLBanks	986	—
Bonds	120,408	86,948
Payments for maturing and retiring consolidated obligations
Discount notes	(1,013,360)	(1,171,553)
Bonds	(84,117)	(67,477)
Proceeds from issuance of capital stock	13,001	8,150
Payments for repurchases/redemptions of capital stock	(11,640)	(7,525)
Payments for repurchases/redemptions of mandatorily redeemable capital stock	(32)	(118)
Cash dividends paid	(499)	(418)
Net cash provided by (used in) financing activities	30,227	23,816
Net increase (decrease) in cash and due from banks	3	32
Cash and due from banks at beginning of the period	44	41
Cash and due from banks at end of the period	$47	$73

SUPPLEMENTAL DISCLOSURES
Cash Transactions:
Interest paid	$5,481	$6,205
Affordable Housing Program disbursements, net	78	56
Voluntary housing and community investment disbursements	72	56
Non-Cash Transactions:
Capitalized interest on reverse mortgage investment securities	206	217
Capital stock reclassified to (from) mandatorily redeemable capital stock, net	54	140
Traded but not settled investment security purchases	—	131

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

SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Bank’s significant accounting policies during the nine months ended September 30, 2026. Descriptions of all significant accounting policies are included in “Item 8. Financial Statements and Supplementary Data — Note 1 — Summary of Significant Accounting Policies” in the 2025 Form 10-K.

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

The Bank did not adopt any new accounting standards or update any other conclusions related to recently issued accounting standards during the nine months ended September 30, 2026. Accounting standards recently adopted and issued are included in “Item 8. Financial Statements and Supplementary Data — Note 2 — Recently Adopted and Issued Accounting Guidance” in the 2025 Form 10-K.

Note 3 — Investments

The Bank makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold. The Bank also makes other investments in debt securities, which are classified as either trading, AFS, or HTM.

Trading Securities

Trading securities by major security type were as follows (dollars in millions):

	September 30, 2026	December 31, 2025
Non-mortgage-backed securities
U.S. Treasury obligations[1]	$5,503	$6,104
Other U.S. obligations[1]	49	57
GSE and Tennessee Valley Authority obligations	45	48
Other[2]	92	94
Total fair value	$5,689	$6,303
1    Represents investment securities backed by the full faith and credit of the U.S. Government.
2    Consists of taxable municipal bonds.

Net Gains (Losses) on Trading Securities

The following table summarizes the components of “Net gains (losses) on trading securities” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net unrealized gains (losses) on trading securities held at period-end	$(75)	$17	$(163)	$79
Net gains (losses) on trading securities no longer held at period-end	—	—	(3)	7
Net gains (losses) on trading securities	$(75)	$17	$(166)	$86

AFS Securities

AFS securities by major security type were as follows (dollars in millions):

	September 30, 2026
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$2	$—	$—	$2
GSE and Tennessee Valley Authority obligations	255	28	—	283
State or local housing agency obligations	477	—	(5)	472
Other[3]	17	1	—	18
Total non-mortgage-backed securities	751	29	(5)	775
Mortgage-backed securities
U.S. obligations single-family[2]	7,628	33	(5)	7,656
GSE single-family	191	—	(1)	190
GSE multifamily	20,386	176	(22)	20,540
Total mortgage-backed securities	28,205	209	(28)	28,386
Total	$28,956	$238	$(33)	$29,161

	December 31, 2025
	Amortized Cost[1]	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-mortgage-backed securities
Other U.S. obligations[2]	$14	$—	$—	$14
GSE and Tennessee Valley Authority obligations	280	30	—	310
State or local housing agency obligations	369	2	(1)	370
Other[3]	18	1	—	19
Total non-mortgage-backed securities	681	33	(1)	713
Mortgage-backed securities
U.S. obligations single-family[2]	5,683	25	(1)	5,707
GSE single-family	217	1	(1)	217
GSE multifamily	20,755	152	(25)	20,882
Total mortgage-backed securities	26,655	178	(27)	26,806
Total	$27,336	$211	$(28)	$27,519
1    Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of $94 million and $89 million at September 30, 2026 and December 31, 2025.
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

	September 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations[1]	$—	$—	$1	$—	$1	$—
State or local housing agency obligations	268	(4)	144	(1)	412	(5)
Total non-mortgage-backed securities	268	(4)	145	(1)	413	(5)
Mortgage-backed securities
U.S. obligations single-family[1]	2,178	(5)	88	—	2,266	(5)
GSE single-family	36	—	53	(1)	89	(1)
GSE multifamily	2,307	(5)	1,708	(17)	4,015	(22)
Total mortgage-backed securities	4,521	(10)	1,849	(18)	6,370	(28)
Total	$4,789	$(14)	$1,994	$(19)	$6,783	$(33)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities
Other U.S. obligations1	$7	$—	$3	$—	$10	$—
State or local housing agency obligations	82	(1)	123	—	205	(1)
Total non-mortgage-backed securities	89	(1)	126	—	215	(1)
Mortgage-backed securities
U.S. obligations single-family[1]	181	—	488	(1)	669	(1)
GSE single-family	—	—	71	(1)	71	(1)
GSE multifamily	216	—	3,831	(25)	4,047	(25)
Total mortgage-backed securities	397	—	4,390	(27)	4,787	(27)
Total	$486	$(1)	$4,516	$(27)	$5,002	$(28)
1    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes AFS securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	September 30, 2026		December 31, 2025
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$2	$2	$11	$11
Due after one year through five years	50	52	47	49
Due after five years through ten years	361	363	224	227
Due after ten years	338	358	399	426
Total non-mortgage-backed securities	751	775	681	713
Mortgage-backed securities	28,205	28,386	26,655	26,806
Total	$28,956	$29,161	$27,336	$27,519

HTM Securities

HTM securities by major security type were as follows (dollars in millions):

	September 30, 2026
	Amortized Cost[1]	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$124	$—	$(1)	$123
State or local housing agency obligations	16	—	—	16
Total non-mortgage-backed securities	140	—	(1)	139
Mortgage-backed securities
U.S. obligations single-family[2]	1	—	—	1
GSE single-family	255	—	(6)	249
Private-label	1	—	—	1
Total mortgage-backed securities	257	—	(6)	251
Total	$397	$—	$(7)	$390

	December 31, 2025
	Amortized Cost[1]	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities
GSE and Tennessee Valley Authority obligations	$124	$8	$—	$132
State or local housing agency obligations	21	1	—	22
Total non-mortgage-backed securities	145	9	—	154
Mortgage-backed securities
U.S. obligations single-family[2]	1	—	—	1
GSE single-family	299	—	(4)	295
Private-label	2	—	—	2
Total mortgage-backed securities	302	—	(4)	298
Total	$447	$9	$(4)	$452
1    Amortized cost includes adjustments made to the cost basis of an investment for accretion or amortization and excludes accrued interest receivable of $3 million and $2 million at September 30, 2026 and December 31, 2025.
2    Represents investment securities backed by the full faith and credit of the U.S. Government.

Contractual Maturity

The following table summarizes HTM securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees (dollars in millions):

	September 30, 2026		December 31, 2025
Year of Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities
Due in one year or less	$—	$—	$3	$3
Due after one year through five years	33	32	27	28
Due after five years through ten years	88	88	69	74
Due after ten years	19	19	46	49
Total non-mortgage-backed securities	140	139	145	154
Mortgage-backed securities	257	251	302	298
Total	$397	$390	$447	$452

Note 4 — Advances

REDEMPTION TERM

The following table summarizes the Bank’s advances outstanding by redemption term (dollars in millions):

	September 30, 2026		December 31, 2025
Redemption Term	Amount[1]	Weighted Average Interest Rate	Amount[1]	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$4	5.79%	$—	—%
Due in one year or less	77,217	4.06	53,895	3.87
Due after one year through two years	16,823	4.06	14,770	3.84
Due after two years through three years	13,075	4.05	15,574	4.12
Due after three years through four years	10,275	3.93	11,013	3.93
Due after four years through five years	11,546	4.32	9,511	4.12
Thereafter	8,617	4.39	5,415	4.27
Total par value	137,557	4.09%	110,178	3.95%
Premiums	2		2
Discounts	(26)		(22)
Fair value hedging adjustments	(1,444)		72
Total	$136,089		$110,230
1    Excludes accrued interest receivable of $250 million and $192 million at September 30, 2026 and December 31, 2025.

The following table summarizes advances by year of redemption term or next call date for callable advances (dollars in millions):

	Redemption Term or Next Call Date
	September 30, 2026	December 31, 2025
Overdrawn demand deposit accounts	$4	$—
Due in one year or less	88,901	63,698
Due after one year through two years	15,581	13,315
Due after two years through three years	10,634	13,455
Due after three years through four years	7,488	7,976
Due after four years through five years	6,358	6,361
Thereafter	8,591	5,373
Total par value	$137,557	$110,178

ADVANCE CONCENTRATIONS

The Bank’s advances are primarily concentrated in commercial banks and insurance companies. The following table summarizes advances outstanding to members exceeding 10 percent of total advances outstanding at September 30, 2026 (dollars in millions):

	Amount	% of Total Advances
Wells Fargo Bank, N.A.	$33,000	24%
Athene Annuity and Life Company	29,895	22

ALLOWANCE FOR CREDIT LOSSES

The Bank evaluates advances for credit losses on a quarterly basis. At September 30, 2026 and December 31, 2025, none of the Bank’s advances were past due, on non-accrual status, or considered impaired. The Bank considers an advance past due if a default of contractual principal or interest exists for a period of 30 days or more. In addition, there were no modifications related to advances resulting from a borrower experiencing financial difficulties during the nine months ended September 30, 2026 and 2025. The Bank has never experienced a credit loss on its advances. Based upon the Bank’s collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on its advances at September 30, 2026 and December 31, 2025. For additional information on the Bank’s allowance methodology, including eligible collateral types, see “Item 8. Financial Statements and Supplementary Data — Note 5 — Advances” in the 2025 Form 10-K.

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

The following table presents information on the Bank’s mortgage loans held for portfolio (dollars in millions):

	September 30, 2026	December 31, 2025
Fixed rate, long-term[1] single-family mortgage loans	$15,070	$13,549
Fixed rate, medium-term[2] single-family mortgage loans	904	904
Total unpaid principal balance	15,974	14,453
Premiums	156	156
Discounts	(81)	(54)
Basis adjustments from mortgage loan purchase commitments	(15)	(9)
Total mortgage loans held for portfolio[3]	16,034	14,546
Allowance for credit losses	(7)	(6)
Total mortgage loans held for portfolio, net	$16,027	$14,540
1    Long-term is defined as an original term of greater than 15 years and up to 30 years.
2    Medium-term is defined as an original term of 15 years or less.
3    Excludes accrued interest receivable of $119 million and $107 million at September 30, 2026 and December 31, 2025.

The following table presents the Bank’s mortgage loans held for portfolio by collateral or guarantee type (dollars in millions):

	September 30, 2026	December 31, 2025
Conventional mortgage loans	$15,640	$14,097
Government-guaranteed or -insured mortgage loans	334	356
Total unpaid principal balance	$15,974	$14,453
PAYMENT STATUS OF MORTGAGE LOANS

Amounts past due 30 days or more on conventional mortgage loans at September 30, 2026 and December 31, 2025 totaled $121 million and $146 million, and are based on amortized cost, which excludes accrued interest receivable. The serious delinquency rate of conventional mortgage loans as a percentage of total mortgage loans at both September 30, 2026 and December 31, 2025 was less than one percent. Seriously delinquent loans include all loans that are 90 days or more past due and in the process of foreclosure.

Note 6 — Derivatives and Hedging Activities
The following table summarizes the Bank’s notional amount, fair value of derivative instruments, and total derivative assets and liabilities (dollars in millions):

	September 30, 2026			December 31, 2025
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments (fair value hedges)
Interest rate swaps	$179,025	$207	$190	$162,769	$237	$29
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	8,570	1	—	23,176	3	—
Forward settlement agreements	94	1	—	111	—	—
Mortgage loan purchase commitments	101	—	2	106	—	—
Total derivatives not designated as hedging instruments	8,765	2	2	23,393	3	—
Total derivatives before netting and collateral adjustments	$187,790	209	192	$186,162	240	29
Netting adjustments and cash collateral[1]		(169)	(181)		(160)	(26)
Total derivative assets and derivative liabilities		$40	$11		$80	$3
1     Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral, including accrued interest, held or placed with the same clearing agent and/or counterparty. At September 30, 2026 and December 31, 2025, cash collateral, including accrued interest, posted by the Bank was $132 million and $3 million. At September 30, 2026 and December 31, 2025, the Bank held cash collateral, including accrued interest, from clearing agents or counterparties of $120 million and $137 million.
The following tables summarize the net gains (losses) on qualifying fair value hedging relationships and the amortization of basis adjustments on discontinued fair value hedging relationships recorded in net interest income, including the net interest settlements on derivatives, as well as total income (expense) by hedged product recorded on the Statements of Income (dollars in millions):

	For the Three Months Ended September 30, 2026
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,460	$294	$(833)	$(1,134)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$980	$921	$(11)	$(177)
Hedged items[3]	(943)	(946)	14	187
Net gains (losses) on fair value hedging relationships	$37	$(25)	$3	$10

	For the Three Months Ended September 30, 2025
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$1,417	$369	$(748)	$(1,280)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$26	$(20)	$4	$8
Hedged items[3]	99	81	(10)	(12)
Net gains (losses) on fair value hedging relationships	$125	$61	$(6)	$(4)
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

The following tables summarize the net gains (losses) on qualifying fair value hedging relationships and the amortization of basis adjustments on discontinued fair value hedging relationships recorded in net interest income, including the net interest settlements on derivatives, as well as total income (expense) by hedged product recorded on the Statements of Income (dollars in millions):

	For the Nine Months Ended September 30, 2026
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$4,159	$926	$(2,651)	$(2,989)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$1,629	$1,262	$(41)	$(277)
Hedged items[3]	(1,516)	(1,245)	56	313
Net gains (losses) on fair value hedging relationships	$113	$17	$15	$36

	For the Nine Months Ended September 30, 2025
	Interest Income (Expense)
	Advances	AFS Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total interest income (expense) recorded on the Statements of Income[1]	$3,890	$1,053	$(2,039)	$(3,581)
Gains (losses) on fair value hedging relationships
Interest rate contracts
Derivatives[2]	$(472)	$(537)	$4	$72
Hedged items[3]	842	698	(10)	(89)
Net gains (losses) on fair value hedging relationships	$370	$161	$(6)	$(17)
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
3    Includes changes in fair value and amortization/accretion of basis adjustments on closed hedge relationships.

The following table summarizes cumulative fair value hedging adjustments and the related amortized cost of the hedged items (dollars in millions):

	September 30, 2026
	Advances	AFS Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Amortized cost of hedged asset/ liability[1]	$61,983	$19,839	$67,551	$25,511
Fair value hedging adjustments
Changes in fair value for active hedging relationships included in amortized cost	$(1,442)	$(1,562)	$(39)	$(257)
Basis adjustments for discontinued hedging relationships included in amortized cost	(2)	(40)	—	—
Total amount of fair value hedging adjustments	$(1,444)	$(1,602)	$(39)	$(257)
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

The following table summarizes the components of “Net gains (losses) on derivatives” as presented on the Statements of Income (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Derivatives not designated as hedging instruments (economic hedges)
Interest rate swaps	$77	$8	$163	$(68)
Forward settlement agreements	4	(1)	7	(3)
Mortgage loan purchase commitments	(5)	1	(8)	3
Net interest settlements	3	(6)	7	11
Total net gains (losses) related to derivatives not designated as hedging instruments	79	2	169	(57)
Price alignment amount[1]	(1)	1	(1)	1
Net gains (losses) on derivatives	$78	$3	$168	$(56)
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

The following table presents the fair value of derivative instruments meeting or not meeting the netting requirements and the related collateral received from or pledged to counterparties (dollars in millions):

	September 30, 2026
	Derivative Instruments Meeting Netting Requirements
	Gross Amount Recognized[1]	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements[2]	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral Not Offset - Can be Sold or Repledged	Net Amount[3]
Derivative Assets
Uncleared derivatives	$167	$(165)	$—	$2	$—	$2
Cleared derivatives	42	(4)	—	38	—	38
Total	$209	$(169)	$—	$40	$—	$40
Derivative Liabilities
Uncleared derivatives	$186	$(177)	$2	$11	$—	$11
Cleared derivatives	4	(4)	—	—	—	—
Total	$190	$(181)	$2	$11	$—	$11
1    Represents derivative assets and derivative liabilities prior to netting adjustments and cash collateral, including accrued interest.
2    Represents mortgage loan purchase commitments not subject to enforceable master netting requirements.
3    Any over-collateralization at an individual clearing agent and/or counterparty level is not included in the determination of the net amount. At September 30, 2026 the Bank had additional net credit exposure of $1.4 billion due to instances where the Bank’s non-cash collateral to a counterparty exceeded the Bank’s net derivative position.

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
3    Any over-collateralization at an individual clearing agent and/or counterparty level is not included in the determination of the net amount. At December 31, 2025 the Bank had additional net credit exposure of $1.4 billion due to instances where the Bank’s non-cash collateral to a counterparty exceeded the Bank’s net derivative position.

Note 7 — Deposits
The Bank offers demand and overnight deposits as well as short-term interest-bearing deposits to members and qualifying non-members.
The following table details the Bank’s interest-bearing and non-interest-bearing deposits (dollars in millions):

	September 30, 2026	December 31, 2025
Interest-bearing
Demand and overnight	$1,250	$960
Term	26	10
Non-interest-bearing
Demand	166	177
Total	$1,442	$1,147

Note 8 — Consolidated Obligations

    Consolidated obligations consist of bonds and discount notes. Although the Bank is primarily liable for the portion of consolidated obligations issued on its behalf, it is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all FHLBank System consolidated obligations. The Finance Agency, at its discretion, may require any FHLBank to make principal and/or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that consolidated obligation. The Finance Agency has never exercised this discretionary authority. At September 30, 2026 and December 31, 2025, the total par value of outstanding consolidated obligations of the FHLBanks was $1,288.8 billion and $1,151.8 billion.

DISCOUNT NOTES

The following table summarizes the Bank’s discount notes (dollars in millions):

	September 30, 2026		December 31, 2025
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Par value	$78,244	3.73%	$85,186	3.76%
Discounts and concessions[1]	(746)		(586)
Fair value hedging adjustments	(39)		17
Fair value option adjustments	(3)		3
Total	$77,456		$84,620
1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

BONDS

The following table summarizes the Bank’s bonds outstanding by contractual maturity (dollars in millions):

	September 30, 2026		December 31, 2025
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$78,277	3.87%	$38,808	3.76%
Due after one year through two years	27,971	4.03	32,347	3.84
Due after two years through three years	3,598	3.90	3,577	4.11
Due after three years through four years	2,683	3.36	3,351	3.71
Due after four years through five years	3,279	4.01	2,399	3.44
Thereafter	9,673	4.64	8,706	4.52
Total par value	125,481	3.96%	89,188	3.87%
Premiums	25		28
Discounts and concessions[1]	(22)		(23)
Fair value hedging adjustments	(257)		56
Total	$125,227		$89,249
1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

The following table summarizes the Bank’s bonds outstanding by call features (dollars in millions):

	September 30, 2026	December 31, 2025
Non-callable or non-putable	$71,564	$37,814
Callable	53,917	51,374
Total par value	$125,481	$89,188

The following table summarizes the Bank’s bonds outstanding by year of contractual maturity or next call date (dollars in millions):

Year of Contractual Maturity or Next Call Date	September 30, 2026	December 31, 2025
Due in one year or less	$116,635	$79,984
Due after one year through two years	4,255	3,609
Due after two years through three years	2,472	2,901
Due after three years through four years	1,193	1,594
Due after four years through five years	511	685
Thereafter	415	415
Total par value	$125,481	$89,188
The following table summarizes the Bank’s bonds by interest rate payment terms (dollars in millions):

	September 30, 2026	December 31, 2025
Fixed rate	$41,309	$34,962
Variable rate	84,172	54,226
Total par value	$125,481	$89,188

Note 9 — Capital

The Bank is subject to three regulatory capital requirements. In addition, the Capital Stock AB requires each FHLBank to maintain at all times a ratio of at least two percent of capital stock to total assets. The following table shows the Bank’s compliance with the Finance Agency’s regulatory capital requirements (dollars in millions):

	September 30, 2026		December 31, 2025
	Required	Actual	Required	Actual
Regulatory capital requirements
Risk-based capital	$1,846	$11,853	$1,878	$10,336
Regulatory capital[1]	$8,694	$11,853	$7,460	$10,336
Leverage capital	$10,868	$17,779	$9,325	$15,504
Capital-to-assets ratio	4.00%	5.45%	4.00%	5.54%
Capital stock-to-assets ratio	2.00%	3.63%	2.00%	3.38%
Leverage ratio	5.00%	8.18%	5.00%	8.31%
1     Total regulatory capital includes Class B stock (including MRCS) and retained earnings.

EXCESS STOCK

Capital stock owned by members in excess of their investment requirement is deemed excess capital stock. Under its Capital Plan, the Bank, at its discretion and upon 15 days written notice, may repurchase excess membership capital stock. The Bank, at its discretion, may also repurchase excess activity-based capital stock to the extent that (i) the excess capital stock balance exceeds an operational threshold set forth in the Capital Plan, which is currently set at zero, or (ii) a member submits a notice to redeem all or a portion of the excess activity-based capital stock. At September 30, 2026 and December 31, 2025, the Bank had no excess capital stock outstanding.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in AOCI (dollars in millions):

Total AOCI
Balance, June 30, 2025	$(52)
Net change in fair value of AFS securities	88
Balance, September 30, 2025	$36

Balance, June 30, 2026	$295
Net change in fair value of AFS securities	(92)
Balance, September 30, 2026	$203

Balance, December 31, 2024	$(29)
Net change in fair value of AFS securities	65
Balance, September 30, 2025	$36

Balance, December 31, 2025	$181
Net change in fair value of AFS securities	22
Balance, September 30, 2026	$203

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

The following table summarizes the carrying value, fair value, and fair value hierarchy of the Bank’s financial instruments (dollars in millions).

	September 30, 2026
		Fair Value
Financial Instruments	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Assets
Cash and due from banks	$47	$47	$—	$—	$—	$47
Interest-bearing deposits	4,990	—	4,990	—	—	4,990
Securities purchased under agreements to resell	17,450	—	17,450	—	—	17,450
Federal funds sold	6,800	—	6,800	—	—	6,800
Trading securities	5,689	—	5,689	—	—	5,689
Available-for-sale securities	29,161	—	29,161	—	—	29,161
Held-to-maturity securities	397	—	389	1	—	390
Advances	136,089	—	136,169	—	—	136,169
Mortgage loans held for portfolio, net	16,027	—	14,703	44	—	14,747
Accrued interest receivable	526	—	526	—	—	526
Derivative assets, net	40	—	209	—	(169)	40
Other assets	53	53	—	—	—	53
Liabilities
Deposits	(1,442)	—	(1,442)	—	—	(1,442)
Consolidated obligations
Discount notes[2]	(77,456)	—	(77,438)	—	—	(77,438)
Bonds	(125,227)	—	(124,009)	—	—	(124,009)
Total consolidated obligations	(202,683)	—	(201,447)	—	—	(201,447)
MRCS	(52)	(52)	—	—	—	(52)
Accrued interest payable	(768)	—	(768)	—	—	(768)
Derivative liabilities, net	(11)	—	(192)	—	181	(11)
1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.
2    Includes $2.9 billion of consolidated obligation discount notes recorded under fair value option at September 30, 2026.

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

FAIR VALUE ON A RECURRING AND NON-RECURRING BASIS

The following table summarizes, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on the Statements of Condition (dollars in millions):

	September 30, 2026
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral[1]	Total
Recurring fair value measurements
Assets
Trading securities
U.S. Treasury obligations	$—	$5,503	$—	$—	$5,503
Other U.S. obligations	—	49	—	—	49
GSE and TVA obligations	—	45	—	—	45
Other non-MBS	—	92	—	—	92
Total trading securities	—	5,689	—	—	5,689
Available-for-sale securities
Other U.S. obligations	—	2	—	—	2
GSE and TVA obligations	—	283	—	—	283
State or local housing agency obligations	—	472	—	—	472
Other non-MBS	—	18	—	—	18
U.S. obligations single-family MBS	—	7,656	—	—	7,656
GSE single-family MBS	—	190	—	—	190
GSE multifamily MBS	—	20,540	—	—	20,540
Total available-for-sale securities	—	29,161	—	—	29,161
Derivative assets, net
Interest-rate related	—	208	—	(169)	39
Forward settlement agreements	—	1	—	—	1
Total derivative assets, net	—	209	—	(169)	40
Other assets	53	—	—	—	53
Total recurring assets at fair value	$53	$35,059	$—	$(169)	$34,943
Liabilities
Discount notes[2]	$—	$(2,903)	$—	$—	$(2,903)
Derivative liabilities, net
Interest-rate related	—	(190)	—	181	(9)
Mortgage loan purchase commitments	—	(2)	—	—	(2)
Total derivative liabilities, net	—	(192)	—	181	(11)
Total recurring liabilities at fair value	$—	$(3,095)	$—	$181	$(2,914)

Non-recurring fair value measurements
Assets
Impaired mortgage loans held for portfolio[3]	$—	$—	$8	$—	$8
Total non-recurring assets at fair value	$—	$—	$8	$—	$8
1    Amounts represent the application of the netting requirements that allow the Bank to net settle positive and negative positions and also cash collateral and the related accrued interest held or placed with the same clearing agent and/or counterparty.
2    Represents financial instruments recorded under the fair value option.
3    These assets are subject to fair value adjustments in certain circumstances. The fair value information presented is as of the date the fair value adjustment was recorded during the nine months ended September 30, 2026.

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

FAIR VALUE OPTION

The fair value option provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, and unrecognized firm commitments. These fair value elections are made primarily in an effort to mitigate the potential income statement volatility that can arise when an economic derivative is adjusted for changes in fair value but the related hedged item is not. For the three and nine months ended September 30, 2026, the Bank recorded net losses on financial instruments held under fair value option (i.e., discount notes) of less than $1 million and net gains of $6 million compared to net losses of $20 million and net gains of $7 million for the same periods in 2025.

The following tables summarize the difference between the unpaid principal balance and fair value of outstanding instruments for which the fair value option has been elected (dollars in millions):

	September 30, 2026
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$2,934	$2,903	$(31)

	December 31, 2025
	Unpaid Principal Balance	Fair Value	Fair Value Over (Under) Unpaid Principal
Discount Notes	$17,504	$17,382	$(122)

Note 11 — Commitments and Contingencies

The following table summarizes additional off-balance sheet commitments for the Bank (dollars in millions):

	September 30, 2026			December 31, 2025
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit[1,2]	$20,923	$186	$21,109	$18,263
Standby bond purchase agreements[2]	191	1,123	1,314	1,249
Commitments to purchase mortgage loans	101	—	101	106
Commitment to issue bonds[3]	8,223	—	8,223	1,000
Commitments to issue discount notes[3]	2,083	—	2,083	3,060
Commitments to fund advances[2,4]	28	—	28	151
1    Excludes commitments to issue standby letters of credit, when applicable. At both September 30, 2026 and December 31, 2025, the Bank had no commitments to issue standby letters of credit.
2    The Bank has deemed it unnecessary to record any liability for credit losses on these agreements at September 30, 2026 and December 31, 2025, based on its credit extension and collateral policies.
3    The Bank enters into commitments to issue consolidated obligations in the normal course of its business, that generally settle within 30 calendar days.
4    The Bank enters into commitments to fund advances up to 24 months in the future.

Joint and Several Liability. The FHLBanks have joint and several liability for all consolidated obligations issued. Accordingly, if an FHLBank were unable to repay any consolidated obligation for which it is the primary obligor, each of the other FHLBanks could be called upon by the Finance Agency to repay all or part of such obligations. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank. At September 30, 2026 and December 31, 2025, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which the Bank is jointly and severally liable was $1,085.1 billion and $977.4 billion.

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

The following table summarizes the Bank’s outstanding transactions with Directors’ Financial Institutions (dollars in millions):

	September 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Advances	$352	—	$667	1
Mortgage loans	552	3	606	4
Deposits	17	1	15	1
Capital stock	47	1	65	1

BUSINESS CONCENTRATIONS

The Bank considers itself to have business concentrations with stockholders owning 10 percent or more of total capital stock outstanding (including MRCS). At September 30, 2026 and December 31, 2025, the Bank had the following business concentrations with stockholders (dollars in millions):

	September 30, 2026
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Wells Fargo, N.A.[3]	$1,509	19	$33,000	$4	$896
Athene Annuity and Life Company[4]	1,355	17	29,895	—	836
Superior Guaranty Insurance Company[5]	3	—	—	77	—
Total	$2,867	36	$62,895	$81	$1,732

	December 31, 2025
	Capital Stock			Mortgage	Interest
Stockholder	Amount	% of Total[1]	Advances	Loans	Income[2]
Athene Annuity and Life Company[4]	$1,057	16	$23,271	$—	$863
Wells Fargo, N.A.[3]	741	11	16,000	5	348
Superior Guaranty Insurance Company[5]	4	—	—	93	—
Total	$1,802	27	$39,271	$98	$1,211
1    Pursuant to applicable Finance Agency regulations, the Bank’s voting structure limits the voting rights of these stockholders and other members holding a significant amount of the Bank’s capital stock.
2    Represents interest income earned on advances during the nine months ended September 30, 2026 and the year ended December 31, 2025. Interest income on mortgage loans is excluded from these tables as this interest relates to the borrower, not to the stockholder.
3    Wells Fargo, N.A. had standby letters of credit outstanding totaling $14.0 billion and $10.9 billion as of September 30, 2026 and December 31, 2025, which generated fee income of $11 million during the nine months ended September 30, 2026 and $13 million during the year ended December 31, 2025.
4    Athene Annuity and Life Company had no standby letters of credit outstanding as of September 30, 2026 and December 31, 2025.
5    Superior Guaranty Insurance Company is an affiliate of Wells Fargo Bank, N.A. Superior Guaranty Insurance Company had no standby letters of credit outstanding as of September 30, 2026 and December 31, 2025.

Note 13 — Activities with Other FHLBanks

    Overnight Funds. The Bank may lend or borrow unsecured overnight funds to or from other FHLBanks. All such transactions are at current market rates. The following table summarizes loan activity to other FHLBanks during the nine months ended September 30, 2026 and 2025 (dollars in millions):

Other FHLBank	Beginning Balance	Loans	Principal Repayment	Ending Balance
2026
Chicago	$—	$1	$(1)	$—
San Francisco	—	400	(400)	—
	$—	$401	$(401)	$—

2025
Boston	$—	$300	$(300)	$—
Chicago	—	10	(10)	—
Indianapolis	—	500	(500)	—
San Francisco	—	800	(500)	300
	$—	$1,610	$(1,310)	$300

The following table summarizes borrowing activity from other FHLBanks during the nine months ended September 30, 2026 and 2025 (dollars in millions):

Other FHLBank	Beginning Balance	Borrowing	Principal Payment	Ending Balance
2026
New York	$—	$3,250	$(3,250)	$—

2025
Cincinnati	$—	$250	$(250)	$—
New York	—	700	(700)	—
San Francisco	—	500	(500)	—
Topeka	—	250	(250)	—
	$—	$1,700	$(1,700)	$—

Consolidated Obligations. From time to time, one FHLBank may transfer consolidated obligations to another FHLBank, and upon transfer, the assuming FHLBank becomes the primary obligor. During the nine months ended September 30, 2026, the Bank assumed a consolidated obligation discount note with a par value of $1.0 billion from the FHLBank of New York.

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

EXECUTIVE OVERVIEW

Liquidity Mission

We provide liquidity to our members to support the housing, business, and economic development needs of their communities. Members pledge mortgage loans and other collateral to access our core liquidity products of advances, letters of credit, and mortgage loans held for portfolio under the MPF program. During the nine months ended September 30, 2026, advance balances averaged $135.9 billion, letters of credit averaged $19.5 billion, mortgage loan balances averaged $15.2 billion, and we held an average of $29.8 billion of short-term assets as a ready source of liquidity for our members.

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

During the three and nine months ended September 30, 2026, we accrued statutory AHP assessments of $23 million and $77 million, and recorded a total of $54 million and $109 million in voluntary housing and community contributions, including the voluntary AHP contribution. Through our voluntary programs during the three and nine months ended September 30, 2026, we:

•provided $43 million in 0% rate Housing Affordability Advances to members that originated or purchased mortgage loans from a Habitat for Humanity® affiliate or a non-depository CDFI and recorded $9 million in subsidy expense, including less than $1 million during the third quarter;
•funded $380 million of home mortgages with an interest rate lower than the current market rate under the Mortgage Rate Relief program, which provided $33 million in grants, including $9 million during the third quarter, to those seeking affordable homeownership;
•recorded contributions of $36 million, including $19 million during the third quarter, to our Member Impact Fund to match member donations to local housing and community development organizations; and
•voluntarily accrued $31 million, including $26 million during the third quarter, in excess of the statutory accrual to be awarded through the AHP program.

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
For the three and nine months ended September 30, 2026, we recorded net income of $200 million and $687 million compared to $259 million and $658 million for the same periods in 2025.

Net interest income decreased $21 million and increased $106 million during the three and nine months ended September 30, 2026, when compared to the same periods last year. The decrease during the three months ended September 30, 2026 was primarily due to a change in interest rates, as well as a related decrease in market value adjustments on our fair value hedge relationships. The decline was offset in part by advance, MBS, and mortgage loan portfolio growth and the related increase in earnings on invested capital. Net interest income during the nine months ended September 30, 2026 increased primarily due to advance, MBS, and mortgage loan portfolio growth and the related increase in earnings on invested capital, offset in part by a decrease in market value adjustments on our fair value hedge relationships and changes in interest rates.

Other income (loss) increased $1 million and decreased $28 million during the three and nine months ended September 30, 2026, when compared to the same periods last year, primarily due to the net changes in fair value on our trading securities, fair value option instruments, and economic derivatives, including the related interest settlements.

Other expense increased $44 million during both the three and nine months ended September 30, 2026, when compared to the same periods last year, primarily due to an increase in voluntary housing and community contributions.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for additional discussion on our results of operations.

Our total assets increased to $217.4 billion at September 30, 2026, from $186.5 billion at December 31, 2025, driven primarily by an increase in advances. Advances increased $25.9 billion mainly due to an increase in borrowings by certain depository institution and insurance company members.

Total capital increased to $12.0 billion at September 30, 2026, from $10.5 billion at December 31, 2025, primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. Our regulatory capital ratio decreased to 5.45 percent at September 30, 2026, from 5.54 percent at December 31, 2025, above the required regulatory limit at each period end. Regulatory capital includes capital stock, MRCS, and retained earnings.

Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Statements of Condition” for additional discussion on our financial condition.

CONDITIONS IN THE FINANCIAL MARKETS

Economy and Financial Markets

In September 2026, the FOMC raised the target range for the federal funds rate by 0.25 percent to a range of 3.75 to 4.00 percent. During its October 2026 meeting, the FOMC maintained the target range for the federal funds rate, noting that economic activity has been expanding at a strong pace, and despite elevated uncertainty that stems, in part, to geopolitical developments, domestic spending has been resilient. Productivity growth is strong, and capital investment is robust. Job gains have kept pace with the workforce, and the unemployment rate has changed little. In addition, inflation remains elevated. As a result, the FOMC is focused on delivering price stability.

The following table shows information on key market interest rates1:

	3-Month Average		9-Month Average		Period End
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	September 30, 2026	December 31, 2025
Federal funds	3.67%	4.30%	3.65%	4.32%	3.88%	3.64%
SOFR	3.67	4.33	3.65	4.33	3.90	3.87
2-year U.S. Treasury	4.36	3.72	3.98	3.91	4.88	3.47
10-year U.S. Treasury	4.75	4.26	4.46	4.36	5.29	4.18
30-year residential mortgage note	6.68	6.58	6.40	6.73	7.03	6.15
1    Source: Bloomberg.

Mortgage Markets

During the three months ended September 30, 2026, mortgage rates were higher, on average, when compared to the same period last year and the prior year-end. For the nine months ended September 30, 2026, mortgage rates were lower, on average, when compared to the same period last year. Purchase activity was the primary driver of activity within the mortgage markets during the nine months ended September 30, 2026. New home sales decreased relative to the prior year, while existing home sales, home prices, and prepayment activity increased.

SELECTED FINANCIAL DATA

    The following tables present selected financial data for the periods indicated (dollars in millions):

Statements of Condition	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Cash and due from banks	$47	$58	$58	$44	$73
Investments[1]	64,487	71,818	59,599	61,015	64,360
Advances	136,089	124,489	127,032	110,230	109,981
Mortgage loans held for portfolio, net[2]	16,027	15,518	14,910	14,540	13,948
Total assets	217,362	212,619	202,213	186,499	189,291
Consolidated obligations
Discount notes	77,456	97,342	84,642	84,620	68,220
Bonds	125,227	100,762	103,417	89,249	108,134
Total consolidated obligations[3]	202,683	198,104	188,059	173,869	176,354
Mandatorily redeemable capital stock	52	59	72	30	31
Total liabilities	205,358	201,128	190,829	176,012	179,050
Capital stock — Class B putable	7,816	7,223	7,286	6,509	6,474
Retained earnings	3,985	3,973	3,887	3,797	3,731
Accumulated other comprehensive income (loss)	203	295	211	181	36
Total capital	12,004	11,491	11,384	10,487	10,241
Regulatory capital ratio[4]	5.45	5.29	5.56	5.54	5.41

	For the Three Months Ended
Statements of Income	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Net interest income	$314	$339	$325	$278	$335
Provision (reversal) for credit losses on mortgage loans	1	—	—	1	—
Other income (loss)[5]	13	17	11	31	12
Voluntary housing and community contributions	54	30	25	10	13
All other expense[6]	49	47	49	50	46
AHP assessments	23	28	26	25	29
Net income	200	251	236	223	259
Selected Financial Ratios
Net interest spread[7]	0.34%	0.40%	0.43%	0.36%	0.43%
Net interest margin[8]	0.56	0.63	0.64	0.59	0.67
Return on average equity (annualized)	6.58	8.11	8.42	8.64	9.71
Return on average capital stock (annualized)	9.94	12.82	13.18	14.04	15.07
Return on average assets (annualized)	0.36	0.46	0.46	0.47	0.51
Average equity to average assets	5.41	5.67	5.43	5.46	5.27
1    Investments include interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, trading securities, AFS securities, and HTM securities.
2    Includes an allowance for credit losses of $7 million, $6 million, $6 million, $6 million, and $5 million at September 30, 2026, June 30, 2026, March 31, 2026, December 31, 2025, and September 30, 2025.
3    The total par value of outstanding consolidated obligations of the 11 FHLBanks was $1,288.8 billion, $1,330.8 billion, $1,204.4 billion, $1,151.8 billion, and $1,184.1 billion at September 30, 2026, June 30, 2026, March 31, 2026, December 31, 2025, and September 30, 2025.
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

RESULTS OF OPERATIONS

Net Interest Income
Our net interest income is impacted by changes in average interest-earning asset and interest-bearing liability balances, and the related yields and costs. The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Three Months Ended September 30,
	2026			2025
	Average Balance[1]	Yield/Cost	Interest Income/ Expense[2]	Average Balance[1]	Yield/Cost[3]	Interest Income/ Expense[2]
Interest-earning assets
Interest-bearing deposits	$5,625	3.74%	$53	$4,397	4.38%	$49
Securities purchased under agreements to resell	18,116	3.74	171	14,183	4.40	157
Federal funds sold	6,206	3.72	58	14,307	4.36	157
MBS[4,5,6]	28,715	3.95	286	27,056	5.31	362
Other investments[4,5,7]	6,787	4.21	72	7,673	3.94	76
Advances[5,8]	140,602	4.12	1,460	117,921	4.77	1,417
Mortgage loans[9]	15,779	4.81	192	13,630	4.61	158
Loans to other FHLBanks	—	—	—	20	4.35	—
Total interest-earning assets	221,830	4.10	2,292	199,187	4.73	2,376
Non-interest-earning assets	1,076	—	—	1,860	—	—
Total assets	$222,906	4.08%	$2,292	$201,047	4.69%	$2,376
Interest-bearing liabilities
Deposits	$1,313	2.77%	$9	$1,418	3.47%	$12
Consolidated obligations
Discount notes[5]	89,115	3.71	833	69,930	4.25	748
Bonds[5]	118,247	3.80	1,134	116,807	4.35	1,280
Other interest-bearing liabilities[10]	75	8.21	2	33	9.76	1
Total interest-bearing liabilities	208,750	3.76	1,978	188,188	4.30	2,041
Non-interest-bearing liabilities	2,101	—	—	2,272	—	—
Total liabilities	210,851	3.72	1,978	190,460	4.25	2,041
Capital	12,055	—	—	10,587	—	—
Total liabilities and capital	$222,906	3.52%	$1,978	$201,047	4.03%	$2,041
Net interest income and spread[11]		0.34%	$314		0.43%	$335
Net interest margin[12]		0.56%			0.67%
Average interest-earning assets to interest-bearing liabilities		106.27%			105.84%
1    Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.
2    Interest income and expense amounts reported for advances, MBS, other investments, and consolidated obligations include gains (losses) on hedged items and derivatives in qualifying fair value hedge relationships.
3    In instances where the average balance and/or related income/expense is less than $1 million, the yield/cost will continue to be presented, based on unrounded numbers.
4    The average balance of AFS and HTM securities is reflected at amortized cost.
5    Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.
6    Interest income on investment securities includes prepayment fees, net of related amortization, of $3 million and less than $1 million for the three months ended September 30, 2026 and 2025.
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

The following table presents average balances and annualized yields/costs of major asset and liability categories (dollars in millions):

	For the Nine Months Ended September 30,
	2026			2025
	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]	Average Balance[1]	Yield/Cost[2]	Interest Income/ Expense[3]
Interest-earning assets
Interest-bearing deposits	$5,039	3.72%	$140	$4,492	4.46%	$150
Securities purchased under agreements to resell	17,429	3.72	485	11,725	4.41	386
Federal funds sold	7,336	3.70	203	13,234	4.38	434
MBS[4,5,6]	27,632	4.39	906	26,274	5.23	1,029
Other investments[4,5,7]	6,922	4.09	212	7,140	3.81	203
Advances[5,8]	135,919	4.09	4,159	108,709	4.78	3,890
Mortgage loans[9]	15,234	4.77	544	12,812	4.55	436
Loans to other FHLBanks	1	3.73	—	10	4.36	—
Total interest-earning assets	215,512	4.12	6,649	184,396	4.73	6,528
Non-interest-earning assets	1,666	—	—	2,172	—	—
Total assets	$217,178	4.09%	$6,649	$186,568	4.68%	$6,528
Interest-bearing liabilities
Deposits	$1,255	2.74%	$26	$1,314	3.46%	$34
Consolidated obligations
Discount notes[5]	96,365	3.68	2,651	63,173	4.32	2,039
Bonds[5]	105,366	3.79	2,989	109,129	4.39	3,581
Other interest-bearing liabilities[10]	76	8.50	5	36	8.62	2
Total interest-bearing liabilities	203,062	3.73	5,671	173,652	4.35	5,656
Non-interest-bearing liabilities	2,325	—	—	2,853	—	—
Total liabilities	205,387	3.69	5,671	176,505	4.29	5,656
Capital	11,791	—	—	10,063	—	—
Total liabilities and capital	$217,178	3.49%	$5,671	$186,568	4.05%	$5,656
Net interest income and spread[11]		0.39%	$978		0.38%	$872
Net interest margin[12]		0.61%			0.63%
Average interest-earning assets to interest-bearing liabilities		106.13%			106.19%
1    Average balances are calculated on a daily weighted average basis and do not reflect the effect of derivative master netting arrangements with counterparties and/or clearing agents.
2    In instances where the average balance and/or related income/expense is less than $1 million, the yield/cost will continue to be presented, based on unrounded numbers.
3    Interest income and expense amounts reported for advances, MBS, other investments, and consolidated obligations include gains (losses) on hedged items and derivatives in qualifying fair value hedge relationships.
4    The average balance of AFS and HTM securities is reflected at amortized cost.
5    Average balances reflect the impact of fair value hedging adjustments and/or fair value option adjustments.
6    Interest income on investment securities includes prepayment fees, net of related amortization, of $13 million and less than $1 million for the nine months ended September 30, 2026 and 2025.
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

	Three Months Ended			Nine Months Ended
	September 30, 2026 vs. September 30, 2025			September 30, 2026 vs. September 30, 2025
	Total Increase (Decrease) Due to		Total Increase (Decrease)	Total Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
Interest income
Interest-bearing deposits	$12	$(8)	$4	$17	$(27)	$(10)
Securities purchased under agreements to resell	40	(26)	14	166	(67)	99
Federal funds sold	(79)	(20)	(99)	(171)	(60)	(231)
MBS	22	(98)	(76)	51	(174)	(123)
Other investments	(9)	5	(4)	(6)	15	9
Advances	251	(208)	43	882	(613)	269
Mortgage loans	26	8	34	86	22	108
Total interest income	263	(347)	(84)	1,025	(904)	121
Interest expense
Deposits	(1)	(2)	(3)	(1)	(7)	(8)
Consolidated obligations
Discount notes	187	(102)	85	945	(333)	612
Bonds	16	(162)	(146)	(119)	(473)	(592)
Other interest-bearing liabilities	1	—	1	3	—	3
Total interest expense	203	(266)	(63)	828	(813)	15
Net interest income	$60	$(81)	$(21)	$197	$(91)	$106

NET INTEREST SPREAD AND MARGIN
Net interest spread represents the annualized yield on total interest-earning assets minus the annualized cost of total interest-bearing liabilities. Our net interest spread decreased during the three months ended September 30, 2026, when compared to the same period in 2025, primarily due to a decrease in market value adjustments on our fair value hedge relationships driven by changes in interest rates. The decline was offset in part by advance, MBS, and mortgage loan portfolio growth. Our cost of funds does not include net interest settlements on economic hedges, which are recorded in other income (loss). As a result, our net interest spread does not reflect the full impact of our funding and hedging strategies and may experience volatility as interest rates change. Net interest margin equals net interest income expressed as a percentage of average interest-earning assets and decreased during the three months ended September 30, 2026, when compared to the same period in 2025, primarily due to lower net interest spread and the lower interest rate environment. Our net interest spread and margin remained relatively stable during the nine months ended September 30, 2026, when compared to the same period in 2025.

ADVANCE PREPAYMENT FEES
The following table summarizes our advance prepayment fees (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Prepayment fees on advances, gross[1]	$(1)	$6	$4	$9
Basis adjustment amortization	2	(2)	—	(1)
Deferred prepayment fees on modified advances	—	—	—	(1)
Prepayment fees on advances, net	$1	$4	$4	$7
1    Includes symmetrical fees on advances for which we may charge the borrower a prepayment fee or pay the borrower a prepayment credit, depending on certain circumstances, such as movements in interest rates.

Other Income (Loss)
    The following table summarizes the components of other income (loss) (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net gains (losses) on trading securities	$(75)	$17	$(166)	$86
Net gains (losses) on financial instruments held under fair value option	—	(20)	6	7
Net gains (losses) on derivatives	78	3	168	(56)
Other, net	10	12	33	32
Total other income (loss)	$13	$12	$41	$69

Other income (loss) remained relatively stable during the three months ended September 30, 2026 and decreased $28 million during the nine months ended September 30, 2026, when compared to the same periods in 2025. The decline during the nine months ended September 30, 2026 was primarily due to the net change in fair value on our trading securities, fair value option instruments, and economic derivatives, including the related interest settlements. We utilize economic derivatives to hedge certain instruments held at fair value that do not qualify for fair value hedge accounting. These fair value elections are made primarily in an effort to mitigate the potential income statement volatility that can arise when an economic derivative is adjusted for changes in fair value but the related hedged item is not. As a result, we review the related gains (losses) on these items on a net basis.

During the nine months ended September 30, 2026, we recorded net combined gains of $8 million on our trading securities, fair value option instruments, and the related economic derivatives, compared to net combined gains of $37 million for the same period in 2025. The net decrease during the nine months ended September 30, 2026 was primarily driven by the reversal of historic gains and losses on trading securities as they approach maturity and changes in the interest rate environment. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Hedging Activities” for additional discussion on our economic derivatives.

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

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended September 30, 2026
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion	$4	$2	$1	$—	$—	$—	$7
Net gains (losses) on derivatives and hedged items	—	(44)	—	—	2	—	(42)
Price alignment amount on derivatives	(7)	(8)	—	—	—	—	(15)
Net interest settlements on derivatives	40	25	—	3	8	—	76
Total impact to net interest income	37	(25)	1	3	10	—	26
Other income (loss):
Net gains (losses) on derivatives
Gains (losses) related to derivatives not designated as hedging instruments	—	80	(1)	—	—	—	79
Price alignment amount on derivatives	—	—	—	—	—	(1)	(1)
Total net gains (losses) on derivatives	—	80	(1)	—	—	(1)	78
Net gains (losses) on trading securities	—	(75)	—	—	—	—	(75)
Total impact to other income (loss)	—	5	(1)	—	—	(1)	3
Total net effect of hedging activities[1]	$37	$(20)	$—	$3	$10	$(1)	$29
1    The hedging activity table does not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Three Months Ended September 30, 2025
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion	$2	$1	$1	$—	$—	$—	$4
Net gains (losses) on derivatives and hedged items	(1)	2	—	(1)	10	—	10
Price alignment amount on derivatives	(1)	(3)	—	—	—	—	(4)
Net interest settlements on derivatives	125	61	—	(5)	(14)	—	167
Total impact to net interest income	125	61	1	(6)	(4)	—	177
Other income (loss):
Net gains (losses) on derivatives
Gains (losses) related to derivatives not designated as hedging instruments	—	5	(1)	(2)	—	—	2
Price alignment amount on derivatives	—	—	—	—	—	1	1
Total net gains (losses) on derivatives	—	5	(1)	(2)	—	1	3
Net gains (losses) on trading securities	—	17	—	—	—	—	17
Net gains (losses) on financial instruments held under fair value option	—	—	—	(20)	—	—	(20)
Total impact to other income (loss)	—	22	(1)	(22)	—	1	—
Total net effect of hedging activities[1]	$125	$83	$—	$(28)	$(4)	$1	$177
1    The hedging activity table does not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Nine Months Ended September 30, 2026
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion	$7	$11	$1	$—	$—	$—	$19
Net gains (losses) on derivatives and hedged items	(1)	(53)	—	(2)	3	—	(53)
Price alignment amount on derivatives	(10)	(15)	—	—	(1)	—	(26)
Net interest settlements on derivatives	117	74	—	17	34	—	242
Total impact to net interest income	113	17	1	15	36	—	182
Other income (loss):
Net gains (losses) on derivatives
Gains (losses) related to derivatives not designated as hedging instruments	—	173	(1)	(3)	—	—	169
Price alignment amount on derivatives	—	—	—	—	—	(1)	(1)
Total net gains (losses) on derivatives	—	173	(1)	(3)	—	(1)	168
Net gains (losses) on trading securities	—	(166)	—	—	—	—	(166)
Net gains (losses) on financial instruments held under fair value option	—	—	—	6	—	—	6
Total impact to other income (loss)	—	7	(1)	3	—	(1)	8
Total net effect of hedging activities[1]	$113	$24	$—	$18	$36	$(1)	$190
1    The hedging activity table does not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

The following table categorizes the net effect of hedging activities on net income by product (dollars in millions):

	For the Nine Months Ended September 30, 2025
Net Effect of Hedging Activities	Advances	Investments	Mortgage Loans	Discount Notes	Bonds	Other	Total
Net interest income:
Net amortization/accretion	$17	$3	$1	$—	$—	$—	$21
Net gains (losses) on derivatives and hedged items	1	(4)	—	(1)	(2)	—	(6)
Price alignment amount on derivatives	(10)	(16)	—	—	(2)	—	(28)
Net interest settlements on derivatives	362	178	—	(5)	(13)	—	522
Total impact to net interest income	370	161	1	(6)	(17)	—	509
Other income (loss):
Net gains (losses) on derivatives
Gains (losses) related to derivatives not designated as hedging instruments	—	(35)	(1)	(21)	—	—	(57)
Price alignment amount on derivatives	—	—	—	—	—	1	1
Total net gains (losses) on derivatives	—	(35)	(1)	(21)	—	1	(56)
Net gains (losses) on trading securities	—	86	—	—	—	—	86
Net gains (losses) on financial instruments held under fair value option	—	—	—	7	—	—	7
Total impact to other income (loss)	—	51	(1)	(14)	—	1	37
Total net effect of hedging activities[1]	$370	$212	$—	$(20)	$(17)	$1	$546
1    The hedging activity table does not include the interest component on the related hedged items or the gross prepayment fee income on terminated advance or investment hedge relationships.

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

Other Expense
The following table shows the components of other expense (dollars in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Compensation and benefits	$21	$20	$62	$62
Contractual services	8	7	22	20
Professional fees	3	3	9	10
Other operating expenses	6	6	18	17
Total operating expenses	38	36	111	109
Voluntary housing and community contributions	54	13	109	68
Federal Housing Finance Agency	3	3	10	11
Office of Finance	3	3	9	7
Other, net	5	4	15	15
Total other expense	$103	$59	$254	$210

Other expense increased $44 million during both the three and nine months ended September 30, 2026, when compared to the same periods last year, primarily due to an increase in voluntary housing and community contributions.

STATEMENTS OF CONDITION

Advances

The following table summarizes our advances by type of institution (dollars in millions):

	September 30, 2026	December 31, 2025
Commercial banks	$65,980	$47,532
Savings institutions	1,251	1,008
Credit unions	10,071	10,266
Insurance companies	59,353	50,861
CDFIs	32	14
Total member advances	136,687	109,681
Housing associates	166	—
Non-member borrowers	704	497
Total par value	$137,557	$110,178

Our total advance par value increased $27.4 billion or 25 percent at September 30, 2026, when compared to December 31, 2025, primarily due to an increase in borrowings by certain depository institution and insurance company members.

The following table summarizes our advances by interest rate payment terms (dollars in millions):

	September 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Fixed rate	$82,579	60	$73,457	67
Variable rate	42,014	30	25,282	23
Variable rate, callable[1]	11,953	9	10,382	9
Other[2]	1,007	1	1,057	1
Overdrawn demand deposit accounts	4	—	—	—
Total advance par value	137,557	100	110,178	100
Premiums	2		2
Discounts	(26)		(22)
Fair value hedging adjustments[3]	(1,444)		72
Total	$136,089		$110,230
1    Callable advances are those advances that may be contractually prepaid by the borrower on predetermined dates without incurring prepayment or termination fees.
2    Includes fixed rate amortizing and fixed rate callable advances.
3    Primarily represents fair value hedging adjustments on active hedging relationships driven by changes in interest rates.

At September 30, 2026 and December 31, 2025, advances outstanding to our top five borrowers totaled $76.4 billion and $51.6 billion, which represented 56 percent and 47 percent of our total advances outstanding. The following table summarizes our top five borrowers based on advances outstanding at September 30, 2026 (dollars in millions):

	Amount	% of Total Advances
Wells Fargo Bank, N.A.	$33,000	24
Athene Annuity and Life Company	29,895	22
Symetra Life Insurance Company	5,080	4
EquiTrust Life Insurance Company	4,500	3
Principal Life Insurance Company	3,950	3
Total par value	$76,425	56
For additional information on customer concentration risk, refer to “Item 1A. Risk Factors” in our 2025 Form 10-K.

Mortgage Loans

    The following table summarizes information on our mortgage loans held for portfolio (dollars in millions):

	September 30, 2026	December 31, 2025
Fixed rate conventional loans	$15,640	$14,097
Fixed rate government-insured loans	334	356
Total unpaid principal balance	15,974	14,453
Premiums	156	156
Discounts	(81)	(54)
Basis adjustments from mortgage loan purchase commitments	(15)	(9)
Total mortgage loans held for portfolio	16,034	14,546
Allowance for credit losses	(7)	(6)
Total mortgage loans held for portfolio, net	$16,027	$14,540

Our total mortgage loans increased $1.5 billion or 10 percent at September 30, 2026, when compared to December 31, 2025. The increase was due to new loan purchases exceeding principal paydowns.

Investments
The following table summarizes the carrying value of our investments (dollars in millions):

	September 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Short-term investments[1]
Interest-bearing deposits	$4,990	8	$3,726	6
Securities purchased under agreements to resell	17,450	27	17,090	28
Federal funds sold	6,800	10	5,930	10
Total short-term investments	29,240	45	26,746	44
Long-term investments[2]
MBS
GSE single-family	445	1	516	1
GSE multifamily	20,540	32	20,882	34
U.S. obligations single-family[3]	7,657	12	5,708	9
Private-label residential	1	—	2	—
Total MBS	28,643	45	27,108	44
Non-MBS
U.S. Treasury obligations[3]	5,503	8	6,104	10
Other U.S. obligations[3]	51	—	71	—
GSE and TVA obligations	452	1	482	1
State or local housing agency obligations	488	1	391	1
Other[4]	110	—	113	—
Total non-MBS	6,604	10	7,161	12
Total long-term investments	35,247	55	34,269	56
Total investments	$64,487	100	$61,015	100
1    Short-term investments have original maturities equal to or less than one year.
2    Long-term investments have original maturities of greater than one year.
3    Represents investment securities backed by the full faith and credit of the U.S. Government.
4    Consists of taxable municipal bonds.

Our investments increased $3.5 billion, or six percent at September 30, 2026, when compared to December 31, 2025, primarily due to an increase in short-term investments, as well as the purchase of agency mortgage-backed securities.

The Finance Agency limits our investments in MBS by requiring that the balance of our MBS not exceed three times regulatory capital at the time of purchase. Our ratio of MBS to regulatory capital was 2.53 and 2.64 at September 30, 2026 and December 31, 2025, and we were in compliance with this regulatory requirement at the time of our MBS purchases.

Consolidated Obligations

    Consolidated obligations, which include bonds and discount notes, are the primary source of funds to support our advances, mortgage loans, and investments.

DISCOUNT NOTES

The following table summarizes our discount notes, all of which are due within one year (dollars in millions):

	September 30, 2026	December 31, 2025
Par value	$78,244	$85,186
Discounts and concession fees[1]	(746)	(586)
Fair value hedging adjustments	(39)	17
Fair value option adjustments	(3)	3
Total	$77,456	$84,620
1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation discount notes.

Our discount notes decreased $7.2 billion or eight percent at September 30, 2026, when compared to December 31, 2025, primarily driven by increased utilization of bonds relative to discount notes. Although the balance declined from the prior-year end, during the nine months ended September 30, 2026, we continued to utilize discount notes to support our growth in assets and to capture attractive funding and/or meet our liquidity requirements. Fair value hedging adjustments changed $56 million at September 30, 2026, when compared to December 31, 2025, driven primarily by an increase in volume of discount notes designated in fair value hedging relationships and changes in the interest rate environment.

BONDS

The following table summarizes information on our bonds (dollars in millions):

	September 30, 2026	December 31, 2025
Par value	$125,481	$89,188
Premiums	25	28
Discounts and concession fees[1]	(22)	(23)
Fair value hedging adjustments	(257)	56
Total	$125,227	$89,249
1    Concessions represent fees paid to dealers in connection with the issuance of certain consolidated obligation bonds.

Our bonds increased $36.0 billion or 40 percent at September 30, 2026, when compared to December 31, 2025. We increased our utilization of bonds to support our growth in assets and to capture attractive funding and/or meet our liquidity requirements. Fair value hedging adjustments changed $313 million at September 30, 2026, when compared to December 31, 2025, driven primarily by an increase in volume of bonds designated in fair value hedging relationships and changes in the interest rate environment.

For additional information on our consolidated obligations, refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — Sources of Liquidity.”

Capital

The following table summarizes information on our capital (dollars in millions):

	September 30, 2026	December 31, 2025
Capital stock	$7,816	$6,509
Retained earnings	3,985	3,797
Accumulated other comprehensive income (loss)	203	181
Total capital	$12,004	$10,487

Our capital increased $1.5 billion, or 14 percent at September 30, 2026, when compared to December 31, 2025, primarily due to an increase in activity-based capital stock resulting from an increase in advance balances. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital” for additional information on our capital.

Derivatives

    We use derivatives to manage interest rate risk. The notional amount of derivatives serves as a factor in determining periodic interest payments and cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor our overall exposure to credit and market risk.

The following table categorizes the notional amount of our derivatives by type (dollars in millions):

	September 30, 2026	December 31, 2025
Interest rate swaps
Non-callable	$166,647	$171,040
Callable by counterparty	20,874	14,872
Callable by the Bank	74	33
Total interest rate swaps	187,595	185,945
Forward settlement agreements	94	111
Mortgage loan purchase commitments	101	106
Total notional amount	$187,790	$186,162

The notional amount of our derivative contracts remained relatively stable at September 30, 2026, when compared to December 31, 2025. For additional discussion regarding our use of derivatives, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk — Derivatives” in our 2025 Form 10-K.

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

Our primary source of liquidity is proceeds from the issuance of consolidated obligations (bonds and discount notes) in the capital markets. During the nine months ended September 30, 2026, proceeds from the issuance of bonds and discount notes were $120.4 billion and $1,006.2 billion compared to $86.9 billion and $1,175.7 billion for the same period in 2025. Our funding needs vary from period to period depending on member demand for advances and other liquidity needs. During the nine months ended September 30, 2026, we continued to utilize consolidated obligation bonds and discount notes in an effort to capture attractive funding and/or meet our liquidity requirements.

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

Our ability to raise funds in the capital markets as well as our cost of borrowing may be affected by our credit ratings. As of October 31, 2026, our consolidated obligations were rated AA+/A-1+ by S&P and Aa1/P-1 by Moody’s, with stable outlooks. For further discussion of how credit rating changes and our ability to access the capital markets may impact us in the future, refer to “Item 1A. Risk Factors” in our 2025 Form 10-K.

Although we are primarily liable for the portion of consolidated obligations that are issued on our behalf, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all consolidated obligations issued by the FHLBank System. At September 30, 2026 and December 31, 2025, the total par value of outstanding consolidated obligations for which we were primarily liable was $203.7 billion and $174.4 billion. At September 30, 2026 and December 31, 2025, the total par value of outstanding consolidated obligations issued on behalf of other FHLBanks for which we were jointly and severally liable was $1,085.1 billion and $977.4 billion.

The Office of Finance and FHLBanks have contingency plans in place that prioritize the allocation of proceeds from the issuance of consolidated obligations during periods of financial distress if consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand. In the event of significant market disruptions or local disasters, our President and CEO or designee is authorized to establish interim borrowing relationships with other FHLBanks. To provide further access to funding, the FHLBank Act also authorizes the U.S. Treasury to directly purchase new issue consolidated obligations of the GSEs, including FHLBanks, up to an aggregate principal amount of $4.0 billion. As of October 31, 2026, no purchases had been made by the U.S. Treasury under this authorization.

USES OF LIQUIDITY

    We use our available liquidity, including proceeds from the issuance of consolidated obligations, primarily to repay consolidated obligations, fund advances, and purchase investments. During the nine months ended September 30, 2026, repayments of consolidated obligations totaled $1,097.5 billion compared to $1,239.0 billion for the same period in 2025.

During the nine months ended September 30, 2026, advance disbursements (excluding daily reset advances) totaled $563.6 billion compared to $557.5 billion for the same period in 2025. Advance disbursements vary from period to period depending on member needs. During the nine months ended September 30, 2026 and 2025, investment purchases (excluding overnight investments) totaled $5.2 billion and $5.5 billion.

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

Liquidity Guidance AB – This guidance requires us to maintain sufficient liquidity for a period of 10 to 30 calendar days. The base case scenario requires 20 days of positive daily cash balances and assumes that we cannot access the capital markets to issue debt, and during that time we will automatically renew maturing and called advances for all members, including large, highly-rated members, and we hold additional liquid assets equal to one percent of our letters of credit balances. At September 30, 2026 and December 31, 2025, we were in compliance with this base case liquidity guidance.
The Liquidity Guidance AB also specifies appropriate funding gap limits to address the risks associated with an FHLBank having too large a mismatch between the contractual maturities of its assets and liabilities. A funding gap measures the difference between assets and liabilities that are scheduled to mature during a specified period and is expressed as a percentage of total assets. The guidance provides recommended maximum funding gap limits of negative 15 percent at the three-month horizon and negative 30 percent at the one-year horizon. At September 30, 2026 and December 31, 2025, we adhered to these funding gap requirements.
Capital

CAPITAL REQUIREMENTS

    We are subject to certain regulatory capital requirements imposed by the Finance Agency. At September 30, 2026 and December 31, 2025, we were in compliance with all Finance Agency regulatory capital requirements. Refer to “Item 1. Financial Statements — Note 9 — Capital” for information on our regulatory capital requirements.

CAPITAL STOCK
The capital stock requirements established in our Capital Plan are designed so that we can remain adequately capitalized as member activity changes. Our Board of Directors may make adjustments to the capital stock requirements within ranges established in our Capital Plan.

The following table summarizes our regulatory capital stock by type of member (dollars in millions):

	September 30, 2026	December 31, 2025
Commercial banks	$3,917	$3,036
Savings institutions	110	97
Credit unions	871	849
Insurance companies	2,916	2,526
CDFIs	2	1
Total GAAP capital stock	7,816	6,509
MRCS	52	30
Total regulatory capital stock	$7,868	$6,539

The increase in regulatory capital stock held at September 30, 2026, when compared to December 31, 2025, was due primarily to an increase in activity-based capital stock resulting from an increase in advance balances. For additional information on our capital stock, refer to “Item 1. Financial Statements — Note 9 — Capital.”

Retained Earnings
Our risk management policies outline a targeted level of retained earnings based on the amount we believe necessary to help protect the redemption value of capital stock, facilitate safe and sound operations, maintain regulatory capital ratios, and support our ability to pay a relatively stable dividend. We monitor our achievement of this targeted level and may utilize tools such as restructuring our balance sheet, generating additional income, reducing our risk exposures, increasing capital stock requirements, or reducing our dividends to achieve this level of retained earnings. At September 30, 2026 and December 31, 2025, our actual retained earnings exceeded our targeted level of retained earnings.
We entered into a JCE Agreement with all of the other Federal Home Loan Banks in 2011. Under the JCE Agreement, we are required to allocate 20 percent of our quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of our average balance of outstanding consolidated obligations for the calendar quarter. The restricted retained earnings are not available to pay dividends and are presented separately on our Statements of Condition. At September 30, 2026 and December 31, 2025, our restricted retained earnings balance totaled $1.4 billion and $1.3 billion. One percent of our average balance of outstanding consolidated obligations for the three months ended September 30, 2026, was $2.1 billion.

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

The following table summarizes dividend-related information (dollars in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Aggregate cash dividends paid[1]	$188	$145	$499	$418
Effective combined annualized dividend rate paid on capital stock[2]	9.56%	9.16%	9.33%	9.15%
Annualized dividend rate paid on membership capital stock	6.95%	6.00%	6.32%	6.00%
Annualized dividend rate paid on activity-based capital stock	9.95%	9.75%	9.82%	9.75%
Average SOFR	3.67%	4.33%	3.65%	4.33%
1    Includes aggregate cash dividends paid during the period. Amount excludes cash dividends paid on MRCS. For financial reporting purposes, these dividends were recorded as interest expense on our Statements of Income.
2    Effective combined annualized dividend rate is paid on total capital stock, including MRCS.

CRITICAL ACCOUNTING ESTIMATES

For a discussion of our critical accounting estimates, refer to our 2025 Form 10-K. There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2026.

For a discussion of recently adopted or issued accounting standards, refer to “Item 1. Financial Statements — Note 2 — Recently Adopted and Issued Accounting Guidance” and “Item 8. Financial Statements and Supplementary Data — Note 2 — Recently Adopted and Issued Accounting Guidance” in our 2025 Form 10-K.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Regulatory Environment

We are subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus by the current administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of our business operations, and could affect our financial condition, results of operations, and reputation. Additionally, we are subject to extensive regulatory oversight, including ongoing monitoring and targeted examinations by our regulator, which could affect our business operations and financial results.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and their ultimate impact on the housing market, our business, and the FHLBank System. We continue to monitor these actions as they evolve and to evaluate their potential impact on us. For a discussion of related risks, please refer to “Item 1A. Risk Factors” in our 2025 Form 10-K.

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

We monitor and manage to MVE policy limits in an effort to ensure the stability of the Bank’s value. Our policy limits are based on declines from the base case in parallel and non-parallel interest rate change scenarios. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. At September 30, 2026 and December 31, 2025, our base case MVE was $12.1 billion and $10.7 billion, and the increase between periods was primarily due to higher asset balances and increased invested capital, specifically activity-based capital stock. At September 30, 2026 and December 31, 2025, we were in compliance with all MVE policy limits.

MVCS represents our MVE divided by the total outstanding shares of our capital stock (including MRCS). To ensure we remain adequately capitalized, we must ensure our MVCS remains at or above our $100 par value. Our base case MVCS was $153.7 at September 30, 2026, compared to $163.1 at December 31, 2025. The decrease in our base case MVCS was primarily attributable to the issuance of activity-based capital stock at par value, as a result of an increase in advance balances, which was below the MVCS value at the time of issuance.

For more information on this risk measure, including policy limits, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk — Market Value of Equity” in our 2025 Form 10-K.

PROJECTED 24-MONTH INCOME

The projected 24-month income simulation measures our short-term earnings forecast over a two-year horizon based on forward interest rates and business assumptions. Our primary measure of profitability is the spread between projected AROCS and average SOFR. This measure does not include certain non-routine or unpredictable items, such as market value adjustments, prepayment fee income, and other non-routine items.

We monitor and manage to policy limits, which are based on the spread between our projected AROCS and average SOFR in parallel and non-parallel interest rate change scenarios. Additionally, there is a limit on the decline in projected AROCS from base case AROCS for certain basis shock scenarios to limit basis risk exposure. Any policy limit breach must be reported to the Enterprise Risk Committee of the Bank and the Risk and Compliance Committee of the Board of Directors and be remediated in a timely manner. We were in compliance with all projected 24-month income policy limits at September 30, 2026 and December 31, 2025.

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

ADVANCES

    We manage our credit exposure to advances through a lending policy that provides for an established credit limit for each borrower, ongoing reviews of each borrower’s financial condition and ability to repay, and detailed collateral and lending policies. During the three months ended September 30, 2026, we did not incur any credit loss on any of our advances, and management believes that it has adequate policies and procedures in place to manage our credit risk on advances effectively.

Our borrowers pledge collateral to support activity with us, including advances. At September 30, 2026 and December 31, 2025, all of our advances met the requirement to be collateralized at a minimum of 100 percent, net of applicable discounts. Borrowers pledge collateral, including mission-related assets, in excess of their collateral requirement mainly to demonstrate available liquidity and to borrow additional amounts in the future. The following table summarizes the collateral pledged (net of applicable discounts) by borrowers (dollars in millions):

	September 30, 2026
Collateral Type	Depository Institutions	Insurance Companies	Other Borrowers	Total Amount	% of Total
Single-family
Single-family loans	$241,111	$22,139	$3	$263,253	58
MBS	14,591	10,464	125	25,180	6
Total single-family	255,702	32,603	128	288,433	64
Multi-family
Multi-family loans	22,662	11,522	19	34,203	7
MBS	4,009	1,909	—	5,918	1
Total multi-family	26,671	13,431	19	40,121	8
Commercial
Real estate loans	71,802	19,531	—	91,333	20
MBS[1]	659	7,574	—	8,233	2
Total Commercial	72,461	27,105	—	99,566	22
Other
Other real estate	11,973	—	—	11,973	3
Cash, municipal, and agency securities	4,445	5,067	92	9,604	2
Government-insured loans	789	—	9	798	—
Secured small business and agri-business loans	3,338	—	—	3,338	1
Total	$375,379	$78,206	$248	$453,833	100
1    Amount may contain securities consisting of multiple collateral types, including multi-family MBS.

We evaluate advances for credit losses on a quarterly basis. We have never experienced a credit loss on our advances. Based upon our collateral and lending policies, the collateral held as security, and the repayment history on advances, management has determined that there were no expected credit losses on our advances as of September 30, 2026 and December 31, 2025. Refer to “Item 8. Financial Statements and Supplementary Data — Note 5 — Advances” in our 2025 Form 10-K for additional information on our collateral management and allowance for credit losses.

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

At September 30, 2026, our unsecured short-term investment exposure consisted of overnight interest-bearing deposits and federal funds sold. The following table presents our unsecured short-term investment exposure by counterparty credit rating and domicile (dollars in millions):

	September 30, 2026
	Credit Rating[1,2]
Domicile of Counterparty	AA	A	Total
Domestic	$1,365	$3,720	$5,085
U.S. branches and agency offices of foreign commercial banks
Australia	1,000	—	1,000
Canada	—	1,800	1,800
Finland	1,000	—	1,000
France	—	1,300	1,300
Netherlands	—	500	500
United Kingdom	—	1,100	1,100
Total U.S. branches and agency offices of foreign commercial banks	2,000	4,700	6,700
Total unsecured short-term investment exposure	$3,365	$8,420	$11,785
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

Investment Ratings
The following table summarizes the carrying value of our investments by credit rating (dollars in millions):

	September 30, 2026
	Credit Rating[1]
	AAA	AA	A	BBB	Unrated	Total
Interest-bearing deposits[2]	$—	$1,370	$3,620	$—	$—	$4,990
Securities purchased under agreements to resell[3]	—	—	600	500	16,350	17,450
Federal funds sold	—	2,000	4,800	—	—	6,800
Investment securities:
MBS
GSE single-family	—	445	—	—	—	445
GSE multifamily	—	20,540	—	—	—	20,540
U.S. obligations single-family[4]	—	7,657	—	—	—	7,657
Private-label residential	—	—	—	—	1	1
Total MBS	—	28,642	—	—	1	28,643
Non-MBS
U.S. Treasury obligations[4]	—	5,503	—	—	—	5,503
Other U.S. obligations[4]	—	51	—	—	—	51
GSE and TVA obligations	—	452	—	—	—	452
State or local housing agency obligations	340	148	—	—	—	488
Other[5]	92	18	—	—	—	110
Total non-MBS	432	6,172	—	—	—	6,604
Total investments	$432	$38,184	$9,020	$500	$16,351	$64,487
1    Represents either the lowest credit rating available for each investment based on an NRSRO, or the guarantor credit rating, if applicable. In instances where an NRSRO rating or guarantor rating is not available for the investment, the investment is classified as unrated.
2    Balance includes $5 million of interest-bearing deposits with another FHLBank. These investments are rated AA, based on the credit rating of the FHLBank System.
3    Although a portion of the securities purchased under agreements to resell is with unrated counterparties, the underlying collateral supporting these investments is investment grade.
4    Represents investment securities backed by the full faith and credit of the U.S. Government.
5    Consists of taxable municipal bonds.

DERIVATIVES

The following table shows our derivative counterparty credit exposure (dollars in millions):

	September 30, 2026
Credit Rating[1]	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Non-cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure
Uncleared derivatives
A2	$3,653	$74	$(74)	$—	$—
BBB[2]	2,005	8	(8)	—	—
Cleared derivatives[3]	164,501	37	1	1,384	1,422
Liability positions with credit exposure
Uncleared derivatives
A	4,913	(7)	8	—	1
BBB	4,826	(43)	44	—	1
Total derivative positions with credit exposure to non-member counterparties	179,898	69	(29)	1,384	1,424
Derivative positions without credit exposure	7,892
Total notional	$187,790
1    Represents either the lowest credit rating available for each counterparty based on an NRSRO, or the guarantor credit rating, if applicable.
2    Net credit exposure is less than $1 million.
3    Represents derivative transactions cleared with CME Clearing and LCH Ltd., our clearinghouses. CME Clearing is not rated, but its parent, CME Group Inc. was rated Aa3 by Moody’s and AA- by S&P at September 30, 2026. LCH Ltd. was rated AA- by S&P at September 30, 2026.

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
Management, with the participation of our President and CEO, and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarterly period covered by this report. Based on that evaluation, our President and CEO, and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, we implemented a derivative and hedge accounting system which impacted accounting and financial reporting processes for our derivatives. Our internal controls were updated to reflect these changes. There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various pending legal proceedings arising in the normal course of business. We are not currently aware of any pending or threatened legal proceedings to which we are a party that we believe could have a material impact on our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

For a discussion of our risk factors, refer to our 2025 Form 10-K. There have been no material changes to our risk factors during the nine months ended September 30, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Organization Certificate of the Federal Home Loan Bank of Des Moines, as amended and restated effective May 31, 2015[1]
3.2	Bylaws of the Federal Home Loan Bank of Des Moines, as amended and restated effective December 8, 2021[2]
4.1	Federal Home Loan Bank of Des Moines Capital Plan, as amended and approved by the Federal Housing Finance Agency on May 31, 2015[3]
10.1	Separation Agreement and General Release with Kevin T. Larkin
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
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

FEDERAL HOME LOAN BANK OF DES MOINES
(Registrant)

Date:	November 10, 2026

By:	/s/ William W. Osborn
William W. Osborn President and Chief Executive Officer

By:	/s/ James G. Livingston
James G. Livingston Chief Financial Officer (Principal Financial and Accounting Officer)